Form 10-K
period 2002-09-27
AMERITRADE HOLDING CORP
filed 2002-12-13
CIK 1173431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) UNDER THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-49992

Ameritrade Holding Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)

4211 South 102nd Street Omaha, Nebraska (Address of principal executive offices)	68127 (Zip Code)
(402) 331-7856
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Stock — $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) under the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes     ☑     No     ☐

      As of November 29, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1.2 billion computed by reference to the closing sale price of the stock on the Nasdaq National Market on March 28, 2002, the last trading day of the registrant’s most recently completed second fiscal quarter.

      The number of shares of Common Stock outstanding as of November 29, 2002 was 429,754,769 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement relating to the Company’s 2003 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

AMERITRADE HOLDING CORPORATION

      Unless otherwise indicated, references to “we”, “us” or “Company” mean Ameritrade Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended the last Friday of September.

PART I

Item 1.     Business

      The Company was established in 1971. We are a leading provider of securities brokerage services, with online transactions representing the vast majority of our business.

Online Securities Brokerage Industry Overview

      The number of client accounts in the online securities brokerage industry has grown rapidly over the past five years. A number of factors have contributed to this growth, including:

•	Increased consumer acceptance of and confidence in the Internet as a reliable, secure and cost-effective medium for financial transactions;

•	The availability of financial information online, including research, real-time quotes, charts, news and company information;

•	The appeal of online trading to investors based on lower commissions, greater range of investment alternatives and greater control over investment decisions; and

•	The growth in equity ownership by individual investors.

Operations

      We are a provider of securities brokerage services and technology-based financial services to retail investors and business partners, predominantly through the Internet. Our services appeal to a broad market of independent, value conscious retail investors, traders, financial planners and institutions. We use our low-cost platform to offer brokerage services to retail investors and institutions at commissions that are generally lower than those charged by most of our major competitors.

      We have been an innovator in electronic brokerage services. We were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; real-time portfolio management tools; extended trading hours; direct access; and commitment on the speed of execution. Since initiating online trading, we have dramatically increased our number of brokerage accounts, average daily trading volume and total assets in client accounts. We have also built and continue to invest in a proprietary trade processing platform that is both cost efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the Ameritrade brand.

      During fiscal 2002, we merged with Datek Online Holdings Corp. (“Datek”). The merger combines the client service, technology, products, focus on execution quality and innovation of both companies to bring a superior offering to our clients and enhanced value to our stockholders. Shortly after the merger with Datek, we introduced a suite of new products, including Streamer®, Ameritrade ApexTM, and the Ameritrade command center.

      We currently operate our brokerage business through several broker-dealer subsidiaries, including Ameritrade, Inc., iClearing LLC (“iClearing”), iCapital Markets LLC, Ameritrade Canada, Inc. and TradeCast Securities Ltd.

Business Strategy

      Our business strategy is to continue to capitalize on the projected growth of the online brokerage industry and leverage our low-cost infrastructure to grow market share and profitability. We strive to enhance the client experience while delivering greater value to stockholders. The key elements of our strategy are as follows:

•	Focus on Brokerage Services. We plan to maintain our focus on attracting independent investors to our online brokerage services. We believe that this focus promotes efficiencies and capitalizes on projected growth in the industry. This focused strategy is designed to allow us to maintain our low operating cost structure and still offer our clients outstanding products and services.

•	Leverage Our Infrastructure to Add New Sources of Revenue. With the integration of Datek’s proprietary technology, we are able to provide a very competitive online experience for active traders. Our low-cost, scalable platform provides excellent speed, reliability and execution for clients. The available capacity in our trading system allows us to add a significant number of transactions without incurring additional fixed costs.

•	Continue to be a Low-Cost Provider of Quality Services. Our operating expense per trade is among the lowest of any of our publicly traded major competitors. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating our operations in low-cost geographical areas. This low, fixed-cost infrastructure provides us with financial leverage.

•	Continue to Strengthen Our Financial Position. Despite a sluggish economy, we reported record earnings from ongoing operations of $26.2 million during fiscal 2002, excluding a $63.4 million non-cash pre-tax charge related to the intended sale of our TradeCast operating subsidiaries. From the end of fiscal 2000 to the end of fiscal 2002, we have reduced our debt from $275 million to approximately $47.7 million. We intend to continue to strengthen our financial position by realizing synergies from our merger with Datek.

•	Continue to Offer Innovative Technologies and Service Enhancements to Our Clients. We have been an innovator in our industry over our 27-year history. We continually strive to provide our clients with choice and the ability to customize their trading experience. The merger of Ameritrade and Datek brought together some of the most advanced technology in the online brokerage industry. By integrating the best technology of Ameritrade and Datek, we believe that we are able to offer independent investors a superior platform. In the past year, we have turned to clients to advise us on what they wanted in terms of products and services. We then delivered on their wishes with the launch of new products and pricing. Clients can “bundle” the products they want and pay only for what they need. We provide greater choice by tailoring our features and functionality to meet the specific needs of institutions and individual investors.

•	Continue to Aggressively Pursue Growth Through Acquisitions. Following the Datek merger, we became the leader in online equity trades per day, with the fastest growing account base, lowest cost operations and highest operating margins among our publicly traded peers in the online brokerage industry. During fiscal 2001, we purchased National Discount Brokers Corporation (“NDB”) and TradeCast Inc. and its affiliates (“TradeCast”) and leveraged both to support our client segmentation strategy. When evaluating potential acquisitions, we look for combinations that will give us financial leverage, technology leverage or increased market share. We intend to continue to be an acquirer by proactively searching for other firms that fit one or more of these criteria.

•	Leverage the Ameritrade Brand. In October 2002, the Company amplified its image as a champion of the individual investor with the launch of a new, aggressive advertising campaign. The new campaign “What’s Your Share?” reflects pride in stock ownership by average Americans. By combining the best products and services that both Ameritrade and Datek have to offer, we believe that we have a superior brand identity and offering. Our past advertising has established Ameritrade as a strong brand in the online brokerage market. We plan to leverage this strong brand awareness when advertising each of our client offerings.

      During 2001, the Company reorganized its corporate and management structure to meet the specific needs of its growing and diverse client base. The new management structure created two principal business units, a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings, each tailored to specific clients and their respective investing and trading preferences.

Private Client Division

      The Company’s Private Client Division provides tiered levels of products and services to meet the varying needs and investing patterns of different retail clients. We have developed strategies aimed at specific client segments, matching tools, information and choices to investor priorities. The private client offerings include:

•	Ameritrade® has historically been our core offering for retail clients. With the Datek merger, we currently have two trading platforms for clients, both offering excellent tools, services and execution. During fiscal 2003, we plan to combine the two platforms into one. Because many of our clients are technologically savvy, we offer sophisticated tools and services, including Ameritrade Streamer, Ameritrade command center and Ameritrade Advanced AnalyzerTM.

•	Ameritrade PlusTM is designed for self-directed clients seeking long-term portfolio management tools and a higher degree of personalized client service. Clients have access to a comprehensive suite of portfolio management tools for long-term investing strategies. Ameritrade Plus leverages the features and functionality obtained through the acquisition of NDB. Clients of Ameritrade Plus with an account value over $5,000 have access to a dedicated account executive.

•	Freetrade.comTM serves self-directed traders who are willing to forgo traditional support and service in favor of a purely electronic brokerage experience.

Institutional Client Division

      Through the Institutional Client Division, we seek to grow our account base and expand revenues by targeting specific segments of the institutional client market with relevant products, tools and services, and by leveraging our core competencies of trade execution, technology and client service. Our institutional client offerings include:

•	Ameritrade Advisor ServicesTM offers the Ameritrade ConnectionTM to independent financial advisors and independent broker-dealer affiliated registered investment advisors to help manage their businesses and their clients’ portfolios.

•	Ameritrade Corporate ServicesTM provides self-directed brokerage services to employees and executives of corporations, either directly or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants.

•	Ameritrade ClearingTM provides innovative clearing services for broker-dealers across the price and service spectrum, including discount and full-service broker-dealers, banks, day trading firms and registered investment advisors.

•	Ameritrade Financial ServicesTM provides a co-branded or private-label trading brokerage platform for distribution to our business partners’ customers, including banks, third-party providers and credit unions.

      The Private Client Division and Institutional Client Division are reportable business segments. See Note 14 to Consolidated Financial Statements for financial information regarding these segments.

Products and Services

      We strive to provide the best value of online brokerage services to our clients. Our products include:

•	Common and Preferred Stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Option Trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our Web site.

•	Mutual Funds. Clients can compare and select from a portfolio of over 11,000 mutual funds. Clients can also easily exchange funds within the same mutual fund family.

•	Treasury, Corporate and Municipal Bonds. We offer our clients access to a variety of treasury, corporate, government and municipal bonds as well as collateralized mortgage obligations.

      We provide our clients with an array of channels to access our products and services. These include Internet, wireless telephone or Personal Digital Assistant, Interactive Voice Response and registered representatives.

Client Service

      We endeavor to optimize our highly rated client service by:

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients’ securities trading and related activities;

•	Ensuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, many of whom have a Series 7 license; and

•	Tailoring client service to the particular expectations of the clients of each of our client segments.

      We provide client service support through a variety of access points, including:

•	Web Sites. Web sites provide basic information on how to use our services and an in-depth education center that includes a guide to online investing and an encyclopedia of finance.

•	E-mail. Clients are encouraged to use e-mail to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail; however, we strive to respond within 4 hours of the original message.

•	Client Service Representatives. For clients who choose to call or whose inquiries necessitate calling one of our client service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering and directing of calls to the proper department. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client’s account data at the time the call is received. Client service representatives are available 24 hours a day, seven days a week.

      We strive to provide the best client service in the industry as measured by: (1) speed of response time on telephone calls; (2) turnaround time on responding to client inquiries; and (3) client satisfaction with the account relationship.

Technology and Information Systems

      Technology is the core of our business and is critical to our goal of providing the best execution at the best value to our clients. Our operations require reliable, scalable systems that can handle complex financial transactions for our clients with speed and accuracy. We maintain sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component to our success.

      We continue to make investments in technology and information systems. Since March 1999, we have spent a significant amount of our resources to increase capacity and improve speed and reliability. To provide for system continuity during potential power outages, we also have equipped our data centers with uninterruptible power supply units, as well as back-up generators.

      Our current capacity for trades is approximately 250,000 to 300,000 trades per day. Because of the scalability of our system, we believe that we would be able to increase capacity to approximately 500,000 trades per day at an estimated cost of $10 million.

Advertising and Marketing

      We intend to continue to grow and increase our market share by advertising through online avenues, television, print, direct mail and our own Web sites. In October 1997, we launched a national marketing campaign to promote the Ameritrade brand name. Since that date, we have invested approximately $525 million in advertising programs designed to bring greater brand recognition to our services. During this five-year period, we have added over 1.9 million accounts through internal growth. We intend to continue to aggressively advertise our services during fiscal 2003 and currently have budgeted $115 to $150 million for advertising in fiscal 2003. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

      Growth of the Private Client Division is primarily driven through advertising and/or acquisitions. Advertising for retail clients is generally conducted through Web sites, CNBC and other television and cable networks. We also place print advertisements in a broad range of business publications, including The Wall Street Journal, Barron’s and Investor’s Business Daily, and use direct mail advertising.

      Growth of the Institutional Client Division is primarily driven through our sales force and/or acquisitions. Advertising for institutional clients is significantly less than for private clients and is generally conducted through highly targeted media.

      To monitor the success of our various marketing efforts, we have installed a data gathering and tracking system. This system enables us to determine the type of advertising that best appeals to our target market so that we can invest future dollars in these programs and obtain a greater yield from our marketing dollars. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. We intend to utilize this system to strengthen relationships with our clients and support marketing campaigns to attract new clients. All of our methods and uses of client information are disclosed in our privacy statement.

      All of our brokerage-related communications with the public are regulated by the National Association of Securities Dealers (“NASD”).

Ameritrade, Inc. and iClearing

      Ameritrade, Inc. and iClearing provide clearing and execution services to each of our affiliated broker-dealers, as well as a number of correspondent firms such as independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in the processing of securities transactions. The clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. Our correspondents, as introducing brokers, are responsible for all client contact, including opening client accounts, responding to client inquiries and placing client orders with the clearing broker. As a clearing broker, we provide the following back office functions:

•	Maintaining client accounts;

•	Extending credit in a margin account to the client;

•	Settling security transactions with clearing houses such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation;

•	Settling commissions and clearing fees;

•	Preparing client trade confirmations and statements;

•	Performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;

•	Possession, control and safeguarding funds and securities in client accounts;

•	Transmitting tax accounting information to the client and to the applicable tax authority; and

•	Forwarding prospectuses, proxies and other shareholder information to clients.

      We make margin loans to clients collateralized by client securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System (“Federal Reserve”), the margin requirements of NASD and our own internal policies. By permitting clients to purchase on margin, we take the risk that a market decline could reduce the value of the collateral securing our loan to an amount that is less than the clients’ indebtedness to us. Under applicable securities laws and regulations, we are obligated to require the client to maintain net equity in the account equal to at least 25 percent of the value of the securities in the account. Our current internal requirement, however, is that the client’s net equity not be allowed to fall below 30 percent of the value of the securities in the account. If it does fall below 30 percent, we require the client to increase the account’s net equity to 35 percent of the value of the securities in the account. These requirements can be, and often are, raised as we deem necessary for certain accounts, groups of accounts, securities or groups of securities.

      We intend to consolidate our two clearing platforms into the Ameritrade, Inc. platform during fiscal 2003.

Competition

      We believe that the principal determinants of success in the online brokerage market are brand recognition, size of client base, client trading activity, efficiency of operations, technology infrastructure and access to financial resources. We also believe that the principal factors considered by clients in choosing a broker are price, client service, quality of trade execution, delivery platform capabilities, convenience and ease of use, breadth of services, innovation and overall value. Based on our experience, focus group research and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories.

      The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and intensely competitive. We have seen a dramatic increase in competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include such brokerage firms as Charles Schwab & Co., Inc., TD Waterhouse Investor Services, Inc., E*TRADE Group, Inc., Harrisdirect and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Investments

      Our investments consist primarily of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”) common stock, which represents approximately seven percent of Knight’s outstanding stock. Knight is a publicly held company that is the largest wholesale market maker in U.S. equity securities. Knight became a public company in 1998 and trades on the Nasdaq National Market under the symbol “NITE.” We derive revenues from Knight in exchange for routing trade orders to it for execution. These amounts are included in commissions and clearing fees in our Statements of Operations.

      We also have investments in The Nasdaq Stock Market, Inc., Comprehensive Software Systems, Inc., a software development firm for the brokerage industry, and Adirondack Trading Partners LLC, a development stage company formed to trade listed equity and index options.

Regulation

      The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission (“SEC”) and to be members of NASD. As such, we are subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of NASD. These regulations establish, among other things, minimum net capital requirements for our operating subsidiaries. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

      In their capacity as securities clearing firms, Ameritrade, Inc. and iClearing are members of the National Securities Clearing Corporation, The Depository Trust & Clearing Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, Ameritrade, Inc. and iClearing are required to comply with the rules of such clearing agencies, including rules relating to possession and control of client funds and securities, margin lending and execution and settlement of transactions.

      Margin lending activities are subject to limitations imposed by the Federal Reserve and NASD. In general, these regulations provide that in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower.

Intellectual Property Rights

      Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on numerous methods of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law and have utilized the various methods available to us, including registrations with the Patent and Trademark office for various properties, as well as entry into written licenses and other technology agreements with third parties. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection. In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or non-competition agreements with our associates, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Associates

      As of September 27, 2002, we employed 2,150 full-time equivalent employees. The number of employees has increased from 1,970 full-time equivalent employees as of the end of fiscal 2001 primarily as a result of our merger with Datek. None of our employees is covered under a collective bargaining agreement. We believe that our relations with our employees are good.

Internet Address

      We maintain a Web site where additional information concerning our business can be found. The address of that Web site is www.amtd.com. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Item 2.     Properties

      Our corporate headquarters is located in Omaha, Nebraska, and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. Also in Omaha, we lease approximately 134,000 square feet for the operations center as well as several other locations totaling approximately 114,000 square feet. The leases on these Omaha locations expire on various dates from 2003 through 2008. We lease approximately 140,000 square feet for a second operations center in Ft. Worth, Texas. The Ft. Worth lease expires in January 2015. We also lease approximately:

•	205,000 square feet in Jersey City, New Jersey with a lease that will be terminated by June 2003;

•	62,000 square feet in Baltimore, Maryland with a lease that expires in June 2010;

•	40,000 square feet in Seacaucus, New Jersey with leases that expire in 2010;

•	27,000 square feet in New York, New York with leases that expire on various dates from 2003 through 2010;

•	27,000 square feet in Houston, Texas with a lease that expires in August 2004;

•	13,000 square feet in Vienna, Virginia with a lease that expires in January 2005;

•	6,400 square feet in American Fork, Utah with a lease that expires in August 2003;

•	3,000 square feet in Toronto, Ontario with a lease that expires in September 2003; and

•	600 square feet in Chicago, Illinois with a lease that expires in August 2003.

      We also own an 89,000 square foot facility in Kansas City, Missouri that serves as a backup data center. We have executed a letter of intent to sell the Kansas City data center facility, but intend to lease back approximately 40% of the facility that we currently occupy for a minimum five-year period. This will allow our data center operations and backup capabilities to remain the same. We expect to complete the sale of the Kansas City facility in early calendar 2003. We believe that our facilities are suitable and adequate to meet our needs.

Item 3.     Legal Proceedings

      In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The court granted summary judgment for the Company on January 2, 2002. The plaintiffs have appealed.

      The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. We cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding these proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held a special meeting of stockholders on September 5, 2002 to consider and vote upon a proposal to adopt a merger agreement with Datek Online Holdings Corp. The stockholders approved the proposal as follows:

			Abstentions and
	For	Against	Broker Non-Votes

Votes	140,671,064	476,641	89,026

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Since September 9, 2002, the date the Datek merger was completed, we have had a single class of Common Stock, which trades on the Nasdaq National Market under the symbol “AMTD”. Prior to September 9, 2002, we had two classes of Common Stock: Class A Common Stock (the “Class A Stock”) and Class B Common Stock (the “Class B Stock”). The Class A Stock traded on the Nasdaq National Market under the symbol “AMTD”. The Class B Stock was not listed on any exchange and was not traded over the counter. In connection with our merger with Datek on September 9, 2002, each share of Class A Stock and Class B Stock was converted into a single class of Common Stock of a new holding company, which was formed for purposes of the Datek merger. The following table shows the high and low sales prices for the Common Stock (or for the Class A Stock prior to September 9, 2002) for the periods indicated, as reported by the Nasdaq National Market. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions and may not represent actual transactions.

	Common Stock Price

	For the		For the
	Fiscal Year Ended		Fiscal Year Ended
	September 27,		September 28,
	2002		2001

	High	Low	High	Low

Fourth Quarter	$4.58	$2.95	$7.54	$3.33
Third Quarter	$6.87	$3.82	$10.02	$3.75
Second Quarter	$6.93	$5.06	$12.50	$5.06
First Quarter	$7.27	$3.80	$17.81	$6.81

      The closing sale price of our Common Stock as reported on the Nasdaq National Market on December 6, 2002 was $4.95 per share. As of that date there were approximately 3,300 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information available to us, there are approximately 70,000 beneficial holders of our Common Stock.

Dividends

      We have not declared or paid cash dividends on our Common Stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our revolving credit agreement prohibits the payment of cash dividends. The payment of any future dividends will be at the discretion of our Board of Directors, subject to the provisions of the revolving credit agreement, and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the Board of Directors may deem relevant.

Item 6.     Selected Financial Data

	Fiscal Year Ended*

	Sept. 27,	Sept. 28,	Sept. 29,	Sept. 24,	Sept. 25,
	2002	2001	2000	1999	1998

	(In thousands, except per share amounts and operating data)
Consolidated Statements of Operations Data:
Revenues:
Commissions and clearing fees	$252,526	$269,384	$389,742	$188,082	$84,509
Interest revenue	116,345	191,530	242,819	116,162	66,716
Equity income from investments	—	—	—	—	5,083
Other	74,182	37,763	21,890	10,213	5,956

Total revenues	443,053	498,677	654,451	314,457	162,264
Client interest expense	12,260	43,947	74,019	42,435	28,373

Net revenues	430,793	454,730	580,432	272,022	133,891

Operating expenses:
Employee compensation and benefits	133,897	144,820	144,883	74,353	36,083
Communications	36,091	39,896	36,394	18,591	12,926
Occupancy and equipment costs	55,294	60,523	45,249	14,992	7,623
Depreciation and amortization	27,945	36,033	21,624	6,753	3,362
Professional services	36,512	54,992	71,478	40,644	11,530
Interest on borrowings	5,110	11,067	16,412	4,463	905
Other	30,008	28,363	34,110	34,401	18,112

Total operating expenses	324,857	375,694	370,150	194,197	90,541

Operating margin	105,936	79,036	210,282	77,825	43,350
Advertising	61,047	134,770	225,820	59,717	43,614
Gain on sale of investments	—	(9,692)	—	—	(795)
Restructuring and asset impairment charges	63,406	38,268	4,726	—	—
Debt conversion expense	—	62,082	—	—	—

Income (loss) before income taxes	(18,517)	(146,392)	(20,264)	18,108	531
Provision for (benefit from) income taxes	10,446	(55,215)	(6,638)	6,569	321

Net income (loss)	$(28,963)	$(91,177)	$(13,626)	$11,539	$210

Basic earnings (loss) per share	$(0.13)	$(0.49)	$(0.08)	$0.07	$0.00
Diluted earnings (loss) per share	$(0.13)	$(0.49)	$(0.08)	$0.07	$0.00
Weighted average shares outstanding — basic	227,327	185,830	175,025	174,342	174,188
Weighted average shares outstanding — diluted	227,327	185,830	175,025	175,745	174,444
Operating Data:
Average client trades per day	83,890	101,998	114,332	49,305	18,407
Number of core accounts(1)	2,842,000	1,794,000	1,233,000	560,000	306,000
Assets in client accounts (in billions)	$33.9	$26.1	$36.0	$22.9	$11.4
Net revenue per trade	$20.46	$18.05	$19.53	$21.98	$28.98
Operating expense per trade	$15.43	$14.91	$12.45	$15.69	$19.60
Operating margin percentage(2)	25%	17%	36%	29%	32%
Return on average equity(3)	(5%)	(38%)	(6%)	8%	0%

*	Fiscal 2000 was a 53-week year. All other periods presented are 52-week years.

(1)	Includes core brokerage account base only. Non-core accounts (primarily clearing accounts, stock option administration accounts and bank referral accounts) are not included.

(2)	Operating margin percentage is computed by dividing operating margin by net revenues.

(3)	Return on average equity is computed by dividing net income (loss) by stockholders’ equity averaged on a quarterly basis.

	As of

	Sept. 27,	Sept. 28,	Sept. 29,	Sept. 24,	Sept. 25,
	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash and segregated investments	$5,863,507	$2,068,391	$338,307	$1,019,370	$527,982
Receivable from clients and correspondents, net	1,408,730	971,823	2,926,981	1,526,801	647,122
Total assets	9,800,841	3,653,871	3,798,236	3,037,083	1,290,402
Payable to clients and correspondents	6,350,207	2,777,916	2,618,157	2,057,346	1,136,082
Notes payable	47,645	70,145	275,000	200,000	11,000
Stockholders’ equity	1,098,399	371,433	264,168	220,463	84,572

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of the federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In particular, the following statements contained in this report are forward-looking statements: our expectations regarding the significant trends that will affect our financial condition and results of operations; our plans for the integration of Datek Online Holdings Corp. (“Datek”) and anticipated synergies resulting from the Datek merger; our expectations regarding the effect of our new pricing schedule on commissions and clearing fees per trade and client attrition; our expectations regarding the effect on our revenues and profitability of restrictions by the National Association of Securities Dealers (“NASD”) on specified trading in cash accounts; our expectations regarding growth of net interest revenue; our estimation of annualized operating cash flow savings resulting from the disposal of TradeCast Inc. and its affiliates (“TradeCast”); our expectation of reductions in the number of employees resulting from the Datek merger integration; our expected amount of advertising expenses; our anticipated capital and liquidity needs and our plans to finance such needs; our expectations regarding the modification and extension of our revolving credit agreement; our expectations regarding our stock repurchase program; and our expectations regarding the impact of recently issued accounting pronouncements. These statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions that could cause actual results or performance to differ materially from our expectations. Important factors that could cause our actual results or performance to differ materially from our expectations are set forth under the heading “Risk Factors”. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

      Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the fiscal year ended September 27, 2002. In the opinion of management, we do not have any critical accounting policies which routinely involve unusually difficult, subjective or complex judgments. However, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets on September 29, 2001. SFAS No. 142 requires annual testing of goodwill and intangible assets for impairment. Our impairment testing of goodwill and intangible assets requires us to estimate the fair value of tangible and intangible assets within our reporting units. These estimates involve subjectivity due to lack of observable market data at the reporting unit level. We completed our transitional goodwill impairment test during the second fiscal quarter of 2002. No impairment charges resulted from the transitional impairment test.

      Unless otherwise indicated, references to “we”, “us” or “Company” in this report mean Ameritrade Holding Corporation and its subsidiaries.

Overview

      We provide securities brokerage and clearing execution services to our clients. Our principal operating subsidiaries consist of introducing broker-dealer operating units and our wholly owned securities clearing broker-dealers, Ameritrade, Inc. and iClearing LLC (“iClearing”). During fiscal 2002, substantially all of our net revenues were derived from our brokerage activities and clearing and execution services.

      Our primary focus is serving retail clients by providing services at prices that are generally lower than most of our major competitors. Our brokerage clients are able to trade securities with us through a variety of channels, principally the Internet. We provide our clients with investment news and information as well as educational services. We also provide clearing and execution services to our brokerage operations as well as to unaffiliated broker-dealers.

      Our largest sources of revenue are commissions earned from our brokerage activities and associated securities transaction clearing fees. Our other principal source of revenue is net interest revenue. Net interest revenue is the difference between interest revenues and client interest expense. Interest revenues are generated by charges to clients on margin balances maintained in brokerage accounts and the investment of cash from operations and cash segregated in compliance with federal regulations in short-term marketable securities. Client interest expense consists of amounts paid or payable to clients based on credit balances maintained in brokerage accounts. We also receive payment for order flow, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution and is included in commissions and clearing fees on the Statement of Operations.

      Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, group insurance, contributions to benefit programs, recruitment and other related employee costs. Communications expense includes telecommunications, postage, news and quote costs. Occupancy and equipment costs include the costs of leasing and maintaining our office spaces and the lease expenses on computer and other equipment. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of intangible assets. Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, marketing and general management issues. Interest on borrowings consists of interest expense on our convertible subordinated notes and other borrowings. Other operating expenses include commissions and clearance expenses, trade execution fees, provision for losses, client execution price adjustments, travel expenses and other miscellaneous expenses. In addition, our costs related to the processing of client confirmations, statements and other communications are included in this category. Advertising costs are expensed as incurred and include production and placement of advertisements in various media, including online, television, print and direct mail. Advertising expenses may increase or decrease significantly from period to period.

      We believe that the online securities brokerage market is currently impacted by four significant trends that may affect our financial condition and results of operations. First, commissions charged to clients of online brokerages have stabilized and begun to increase slightly over the past two years, after decreases over the past several years. Second, technology has increased in importance, as delivery channels such as the Internet have become more prevalent. The vast majority of our trades are now placed through electronic media, primarily the Internet. This increased use of electronic media has helped to decrease operating expenses per trade over the past several years and we believe this trend will continue. Third, the effects of price competition and required investment in technology have resulted in some consolidation in the industry. Finally, we believe the intense advertising and promotional efforts by our major competitors and us are making it increasingly difficult for new entrants to make a competitive impact without substantial financial resources to invest in building a brand.

      Our fiscal year ends on the last Friday in September. References to fiscal year in this document or in the information incorporated herein by reference are to the approximate twelve-month period ended on any such Friday. For example, “fiscal 2002” refers to the fiscal year ended September 27, 2002.

Business Combination

      On September 9, 2002, we completed our merger with Datek. Pursuant to the merger agreement, Ameritrade Online Holdings Corp. (“AOH”) (formerly Ameritrade Holding Corporation) and Datek each became wholly owned subsidiaries of a newly formed holding company, which was renamed Ameritrade Holding Corporation. Upon the closing of the transaction, stockholders of AOH and Datek each received shares of a single class of common stock of the new holding company, with the stockholders of AOH and the stockholders of Datek each receiving approximately 50 percent of the total outstanding common stock. In connection with the transaction, the board of directors of the new holding company will consist of nine members, including three directors designated by the principal stockholders of AOH, three directors designated by the principal stockholders of Datek and three independent directors to be selected with the agreement of the principal stockholders of AOH and the principal stockholders of Datek. Currently eight of the nine board seats have been filled, with one remaining independent director to be named.

      We are currently in the process of integrating Datek’s business with ours. As part of the integration planning process, we have formed an integration planning organization comprised of representatives of both companies and a former Datek stockholder. Integration planning teams were assigned to determine the product and service features, functionality for clearing settlement services, call center organization and services, technology platforms and order routing for the combined company. Website enhancements to both our and Datek’s front-end websites, along with a new pricing schedule, were implemented on October 19, 2002. Several months after the completion of the merger, we intend to phase-in a combined website, which will be a single point of entry on to the trading platform for both Ameritrade and Datek clients. During fiscal 2003, we plan to consolidate the clearing functions performed by Ameritrade and Datek using the Ameritrade, Inc. clearing platform. Datek’s client call center function was moved to call centers in Omaha, Nebraska and Ft. Worth, Texas shortly after completion of the merger. The integration plans for the operations of Ameritrade and Datek are subject to change.

      We anticipate synergies from the merger resulting from cost savings programs, estimated to be approximately $100 million on an annualized, after-tax basis and which are expected to result from:

•	Downsizing the workforce, resulting in estimated annualized after-tax savings of approximately $35 million,

•	Eliminating duplicate occupancy, equipment and depreciation expenses, resulting in estimated annualized after-tax savings of approximately $25 million, and

•	Eliminating duplicate advertising, communication, professional fees and other expenses, resulting in estimated annualized after-tax savings of approximately $40 million.

Results of Operations

Fiscal Year Ended September 27, 2002 Compared to Fiscal Year Ended September 28, 2001

Net Revenues

      Commissions and clearing fees decreased six percent to $252.5 million in fiscal 2002 from $269.4 million in fiscal 2001. This decrease was primarily attributable to a decrease in the number of securities transactions processed, as average trades per day decreased 18 percent to 83,890 in fiscal 2002 from 101,998 in fiscal 2001. Clients averaged approximately 11 trades per account during fiscal 2002, compared to approximately 17 trades per account during fiscal 2001. The decreased volume per account was partially offset by a significant increase in client accounts. We added 215,000 core accounts during the fourth quarter of fiscal 2001 through our acquisition of National Discount Brokers Corporation (“NDB”) and 876,000 core accounts during the fourth quarter of fiscal 2002 through our merger with Datek. The substantial advertising expenditures made by us during the past few years also contributed to account growth. Client accounts increased to approximately 2,842,000 at September 27, 2002 from approximately 1,794,000 at September 28, 2001. Commissions and clearing fees per trade increased to $11.99 in fiscal 2002 from $10.69 in fiscal 2001. This increase was due primarily to the addition of the NDB accounts, which became part of our Ameritrade Plus product offering, the implementation of a commission structure for our Freetrade product offering effective February 28, 2002 for trades in excess of 25 per month and increased option trading by our clients, which generates higher commissions than equity trades. These increases were partially offset by slightly lower payment for order flow revenues.

      On September 16, 2002, we announced a new suite of products and services that went into effect, along with a new pricing schedule, on October 19, 2002. Under the new pricing schedule, commissions for online equity trades are $10.99 for both market and limit orders, regardless of the number of shares bought or sold with no additional order handling fees. Under the previous pricing schedule, commissions for online equity market orders were $8.00, while online equity limit orders were $13.00. Flat commission pricing has also been implemented for Interactive Voice Response system trades, at $14.99 per trade (previously $12 for market orders and $17 for limit orders). Broker-assisted trades are now $24.99 for market orders, with an additional $5.00 fee for limit orders. We expect the net effect of the new pricing schedule to result in an increase of approximately 10 percent in commissions and clearing fees per trade during fiscal 2003. The incremental increase in revenue per trade is expected to be offset somewhat by slightly higher account attrition in the months following the implementation of the new pricing schedule.

      In August 2002, NASD directed our broker-dealer subsidiaries, iClearing and Ameritrade, Inc., to cease permitting specified trading in cash accounts that NASD believes violates Regulation T of the Board of Governors of the Federal Reserve System. We are currently in the process of evaluating, designing, testing and implementing necessary changes to our systems and procedures to address the NASD restriction. We expect that this restriction on specified trades will result in a decrease in trading activity in some cash accounts, some clients closing their cash accounts, some clients converting to margin accounts and a potential increase in trading activity in some margin accounts. We cannot predict with any degree of certainty the impact of this restriction on our revenues and profitability because we cannot adequately forecast the degree to which clients that have engaged in specified trades will adjust their trading activity, close cash accounts or convert to margin accounts, nor can we predict the impact of future prevailing market conditions and other factors over which we have no control. Although its impact is dependent on many factors that we cannot predict, we believe that this restriction on specified trades could have a material adverse effect on our revenues and profitability. See “Risk Factors — Implementation of NASD’s Position Concerning Permissible Activity in Cash Accounts Will Restrict Some Trading Activities of Some of Our Clients and Harm Our Business” below.

      Net interest revenue (interest revenue less client interest expense) decreased 29 percent to $104.1 million in fiscal 2002 from $147.6 million in fiscal 2001. This decrease was due primarily to a 29 percent decrease in average client and correspondent receivables, a decrease of approximately 230 basis points in the average interest rate charged on such receivables, a decrease of approximately 300 basis points in the average interest rate earned on cash and investments, including cash and investments segregated in compliance with federal regulations, and an increase of 25 percent in average amounts payable to clients and correspondents in fiscal 2002 from fiscal 2001. These factors were partially offset by an 89 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of approximately 130 basis points in the average interest rate paid on client and correspondent payables in fiscal 2002 from fiscal 2001. We generally expect net interest revenue to grow as our account base grows; however, it will also be affected significantly by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

      Other revenues increased to $74.2 million in fiscal 2002 from $37.8 million in fiscal 2001, due primarily to increased money market fee income, and the implementation during the second half of fiscal 2001 of a transaction fee for paper confirmations and a quarterly fee on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker-dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase. We acquired TradeCast effective April 2, 2001. On September 9, 2002, we announced our decision to pursue a sale of TradeCast, due to redundancies with Datek’s technology. Once the disposal of TradeCast is completed, it is expected to result in approximately $8 million in annualized operating cash flow savings.

Expenses Excluding Client Interest

      Employee compensation and benefits expense decreased eight percent to $133.9 million in fiscal 2002 from $144.8 million in fiscal 2001, due primarily to the effect of staff reductions during fiscal 2001. Although full-time equivalent employees increased to 2,150 at the end of September 2002 from 1,970 at the end of September 2001 primarily as a result of the Datek merger, the average number of full-time equivalent employees was 22 percent lower in fiscal 2002 than fiscal 2001. We expect the number of employees to decrease during the first half of fiscal 2003 as the Datek merger integration progresses.

      Communications expense decreased 10 percent to $36.1 million in fiscal 2002 compared to $39.9 million in fiscal 2001, due primarily to decreased expense for quotes, market information and postage due to lower transaction processing volumes and the implementation of electronic trade confirmations and client statements during fiscal 2001, partially offset by additional communications expenses for TradeCast.

      Occupancy and equipment costs decreased nine percent to $55.3 million in fiscal 2002 from $60.5 million in fiscal 2001. This decrease was due primarily to the effect of our facilities consolidation and related restructuring charge in the fourth quarter of fiscal 2001, partially offset by additional occupancy and equipment costs related to TradeCast.

      Depreciation and amortization decreased 22 percent to $27.9 million in fiscal 2002 from $36.0 million in fiscal 2001, due primarily to the discontinuation of goodwill amortization upon our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on September 29, 2001, and the effect of the facilities consolidation and resulting restructuring charge in the fourth quarter of fiscal 2001, partly offset by higher software amortization expense.

      Professional services expense decreased 34 percent to $36.5 million in fiscal 2002 from $55.0 million in fiscal 2001. This decrease was primarily due to decreased usage of marketing and technology consulting services during fiscal 2002 compared to fiscal 2001, partially offset by legal and accounting expenses incurred in connection with the Datek merger in fiscal 2002.

      Interest on borrowings decreased 54 percent to $5.1 million in fiscal 2002, from $11.1 million in fiscal 2001, due to the conversion of $152.4 million of convertible subordinated notes in February 2001 and lower average interest rates and borrowings on our revolving credit agreements. The debt conversion resulted in savings of approximately $8.8 million annually in cash interest payments on the convertible subordinated notes.

      Other operating expenses increased six percent to $30.0 million in fiscal 2002 from $28.4 million in fiscal 2001, primarily due to the accrual in fiscal 2002 of $2.5 million related to a patent infringement matter, partially offset by lower transaction processing volumes and the implementation of electronic statements and trade confirmations in fiscal 2001.

      Advertising expenses decreased 55 percent to $61.0 million in fiscal 2002 from $134.8 million in fiscal 2001. The reduced level of advertising expenditures was principally due to adverse stock market conditions and lower media costs. We expect to spend approximately $115 to $150 million for advertising for fiscal 2003, depending on market conditions.

      Gain on sale of investment in fiscal 2001 consists of a gain of approximately $9.7 million on the sale of preferred stock of Epoch Partners, Inc. (“Epoch”). We sold our interest in Epoch for approximately $16.4 million in cash.

      Restructuring and asset impairment charges in fiscal 2002 consisted of a $63.4 million impairment charge to reflect the amount by which the carrying value of the TradeCast subsidiaries exceeded its estimated fair value. The impairment loss consisted of $53.5 million of goodwill and $9.9 million of property and equipment. Restructuring and asset impairment charges of $38.3 million in fiscal 2001 consisted primarily of severance pay and benefits for approximately 480 terminated employees and impairment charges related to a comprehensive facilities consolidation in connection with a reorganization of our corporate and management structure. Offices in Fort Worth, Texas; Omaha, Nebraska; Baltimore, Maryland; and Purchase, New York were affected by the facilities consolidation.

      Debt conversion expense in fiscal 2001 consisted of $58.7 million of cash paid to holders of the convertible subordinated notes in connection with the conversion of $152.4 million of the notes into 4.7 million shares of Class A Common Stock, and $3.4 million of deferred note origination costs written off related to the converted notes.

      Income tax expense was $10.4 million in fiscal 2002 compared to income tax benefit of $55.2 million in fiscal 2001. We recorded income tax expense in fiscal 2002 despite having a pretax loss before income taxes, due primarily to the nondeductible goodwill component of the TradeCast impairment charge.

Fiscal Year Ended September 28, 2001 Compared to Fiscal Year Ended September 29, 2000

Net Revenues

      Commissions and clearing fees decreased 31 percent to $269.4 million in fiscal 2001 from $389.7 million in fiscal 2000. This decrease was primarily attributable to an 18 percent decrease in commissions and clearing fees per trade to $10.69 for fiscal 2001 from $13.11 for fiscal 2000, and an 11 percent decrease in the average number of trades processed per day to 101,998 in fiscal 2001 from 114,339 in fiscal 2000. The decrease in commissions per trade was due primarily to our clients increasingly using the Internet to place trades, as we charge lower commissions for Internet trades than for trades placed through other means, growth in our Freetrade.comTM client base, a lower commission structure for option trades and lower payment for order flow revenue per trade. Payment for order flow revenue per trade decreased due primarily to regulatory changes, including stock market decimalization. The decrease in transaction processing volume was primarily a result of significantly lower client trading activity during fiscal 2001, compared to unusually high client trading activity throughout much of fiscal 2000. Clients averaged approximately 17 trades per account during fiscal 2001, compared to approximately 32 trades per account during fiscal 2000. In addition, there were fewer trading days during fiscal 2001 than fiscal 2000 due to fiscal 2000 being a 53-week fiscal year and four days of market closures in fiscal 2001 due to the September 11 terrorist attacks. The decreased volume per account was partially offset by a significant increase in client accounts resulting primarily from the substantial advertising expenditures made by us during the past few years, and 215,000 core accounts added through our acquisition of NDB. Client accounts increased to approximately 1,794,000 at September 28, 2001, from approximately 1,233,000 at September 29, 2000.

      Net interest revenue decreased 13 percent to $147.7 million in fiscal 2001 from $168.8 million in fiscal 2000. This decrease was due primarily to a decrease of 36 percent in average client and correspondent receivables and a decrease of approximately 30 basis points in the average interest rate charged on client and correspondent receivables, partially offset by a 109 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, in fiscal 2001 compared to fiscal 2000.

      Other revenues increased 73 percent to $37.8 million in fiscal 2001 from $21.9 million in fiscal 2000, due primarily to the implementation of a $15 per quarter fee during the third quarter of fiscal 2001 on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker-dealers for orders placed through the TradeCast licensed order entry software system also contributed to the increase.

Expenses Excluding Client Interest

      Employee compensation and benefits expense was virtually unchanged at $144.8 million in fiscal 2001 compared to $144.9 million in fiscal 2000. Full-time equivalent employees decreased 23 percent to 1,970 at the end of fiscal 2001 from 2,573 at the end of fiscal 2000. Reductions in expense resulting from staff reductions during fiscal 2001 were largely offset by costs associated with the hiring of our new Chief Executive Officer during the second quarter of fiscal 2001.

      Communications expense increased 10 percent to $39.9 million in fiscal 2001 compared to $36.4 million in fiscal 2000, primarily due to higher quote and market information costs and additional communication expenses for TradeCast.

      Occupancy and equipment costs increased 34 percent to $60.5 million in fiscal 2001 from $45.2 million in fiscal 2000. This increase was due primarily to the lease of equipment and additional office space. In fiscal 2000, we added approximately 150,000 square feet of additional space in Baltimore, Maryland; Ft. Worth, Texas; Omaha, Nebraska; Chicago, Illinois; and American Fork, Utah. We also leased additional equipment during fiscal 2000. Occupancy and equipment costs in Houston, Texas related to TradeCast also contributed to the increase.

      Depreciation and amortization increased 67 percent to $36.0 million in fiscal 2001, from $21.6 million in fiscal 2000, due primarily to depreciation on additional equipment, furniture and leasehold improvements added during fiscal 2000 to accommodate growth and additional goodwill amortization resulting from the TradeCast acquisition.

      Professional services expense decreased 23 percent to $55.0 million in fiscal 2001 from $71.5 million in fiscal 2000. This decrease was primarily due to higher usage of marketing and technology consulting services during the first half of fiscal 2000, including consulting costs related to the development of OnMoney.com.

      Interest on borrowings decreased 33 percent to $11.1 million in fiscal 2001 from $16.4 million in fiscal 2000, due to lower average interest rates and the conversion of $152.4 million of convertible subordinated notes to Class A Common Stock in February 2001.

      Other operating expenses decreased 17 percent to $28.4 million in fiscal 2001 compared to $34.1 million in fiscal 2000, primarily due to the effect of lower transaction processing volumes.

      Advertising expenses decreased 40 percent to $134.8 million in fiscal 2001 from $225.8 million in fiscal 2000. The continuing high level of advertising expenditures was principally related to our efforts to build and maintain awareness of the Ameritrade brand and was primarily responsible for the significant increase in the number of client accounts during the period. However, due to adverse stock market conditions and a historically slow market for new accounts during the summer, we reduced our advertising expenditures during the second half of fiscal 2001.

      Gain on sale of investment consists of a gain of approximately $9.7 million on the sale of our preferred stock of Epoch during fiscal 2001. We sold our interest in Epoch for approximately $16.4 million in cash.

      Restructuring and asset impairment charges of $38.3 million in fiscal 2001 consisted primarily of severance pay and benefits for approximately 480 terminated employees and impairment charges related to a comprehensive facilities consolidation in connection with a reorganization of our corporate and management structure. Offices in Fort Worth, Texas; Omaha, Nebraska; Baltimore, Maryland; and Purchase, New York were affected by the facilities consolidation. We recorded asset impairment charges of $4.7 million during fiscal 2000 related to specific software applications that were discontinued.

      Debt conversion expense in fiscal 2001 consisted of $58.7 million of cash paid to holders of the convertible subordinated notes in connection with the conversion of $152.4 million of the notes into 4.7 million shares of Class A Common Stock, and $3.4 million of deferred note origination costs written off related to the converted notes.

      Income tax benefit was $55.2 million in fiscal 2001 compared to $6.6 million in fiscal 2000. The effective income tax rate in fiscal 2001 increased to 38 percent compared to 33 percent in fiscal 2000, due in part to the effect of state economic development tax credits in fiscal 2000.

Liquidity and Capital Resources

      We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. Our liquidity needs during fiscal 2002 were financed primarily from our operating cash flows. We also issued Common Stock to purchase Datek, as described under “BUSINESS COMBINATION”. We plan to finance our capital and liquidity needs for fiscal 2003 primarily from our operating cash flows and borrowings on our revolving credit facility. In addition, we may issue other equity or debt securities. We may also consider selling, or entering into a forward contract to sell, some or all of our 7.9 million shares of Knight Trading Group, Inc. (“Knight”) common stock. As of September 27, 2002, approximately 4.1 million shares of our Knight common stock were pledged or subject to pledge as collateral under an equity index swap agreement, as described under “Other Contractual Obligations”.

      If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders may be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and operating results.

      Dividends from our subsidiaries are another source of liquidity for the holding company. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers relating to liquidity, capital standards and the use of client funds and securities, which limit funds available for the payment of dividends to the holding company.

      Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1, but takes into account, among other things, each broker-dealer’s “net debit items”, which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items can fluctuate significantly, our minimum net capital requirements can also fluctuate significantly from period to period. Historically, we have utilized our revolving credit facility as a mechanism to provide additional capital as needed to meet net capital requirements, and the balance on our revolving credit facility often has fluctuated significantly from period to period due to changes in our net capital requirements.

Cash Flow

      Cash provided by operating activities was $88.8 million in fiscal 2002, compared to cash used in operations of $47.3 million in fiscal 2001. The increase in cash flows from operations was primarily due to a substantial reduction in advertising expenditures compared to the previous year, and $37.2 million of debt conversion expense (net of income taxes) in fiscal 2001.

      Cash provided by investing activities was $110.1 million in fiscal 2002, compared to $1.2 million in fiscal 2001, due primarily to cash acquired in the Datek merger in fiscal 2002 and substantially lower capital expenditures during fiscal 2002 compared to the previous year, partly offset by $16.4 million of proceeds from the sale of Epoch in fiscal 2001.

      Cash used in financing activities was $24.6 million in fiscal 2002, compared to $52.2 million in fiscal 2001. The financing activities consisted mainly of net repayments on our revolving credit facility during both fiscal 2002 and fiscal 2001.

Loan Agreement

      On December 28, 2001, we entered into an amended and restated revolving credit agreement. The revolving credit agreement permits borrowings up to $20 million through December 27, 2002, and is secured primarily by our stock in our subsidiaries. Prior to July 11, 2002, it was also secured by 4.0 million shares of our Knight common stock, and we could borrow up to 70 percent of the fair market value of the pledged Knight stock, subject to certain limitations. On July 11, 2002, the lender under our revolving credit agreement agreed to amend the agreement to eliminate the Knight stock as collateral and to eliminate the requirement that the borrowing availability under the agreement be limited based on the market value of the Knight stock. The interest rate on borrowings, determined on a monthly basis, is equal to the greater of (i) the national prime rate or (ii) 90-day LIBOR plus 2.5 percent, subject to a minimum rate of 5.0 percent. At September 27, 2002, the interest rate on the revolving credit agreement would have been 5.0 percent. We also pay a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at September 27, 2002 and $22.5 million of outstanding indebtedness under the prior revolving credit agreement at September 28, 2001. We were in compliance with or have obtained waivers for all covenants under the revolving agreement for all periods presented in the consolidated financial statements.

      In December 2002, we agreed in principle to a modification and extension of the revolving credit agreement. The amended agreement will permit borrowings up to $50 million through December 26, 2003, bear interest initially at the lesser of (i) the prime rate or (ii) 30 day LIBOR plus 2.75 percent and will be secured primarily by our stock in our subsidiaries. We will also pay a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. We expect to execute the amendment by December 27, 2002.

Convertible Subordinated Notes

      In August 1999, we issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The holders of the notes may convert the notes into shares of Common Stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. The notes are subject to redemption after August 6, 2002, and we may, at our option, redeem the notes at a premium on or after such date, in whole or in part, upon notice to each holder not less than 30 days nor more than 60 days prior to the redemption date.

      In February 2001, $152.4 million of our convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. As of September 27, 2002, we had approximately $47.6 million of the convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Common Stock.

Stock Repurchase Program

      On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. We have funded our initial purchases with cash on hand and expect to fund any future purchases primarily with operating profits. Through December 6, 2002, we have repurchased approximately 5.1 million shares at a weighted average purchase price of $3.84 per share.

Other Contractual Obligations

      We are obligated to pay our Chief Executive Officer (“CEO”) $15.6 million in deferred compensation, adjusted for investment income or losses on the $15.6 million, pursuant to our employment agreement with the CEO. This payment will be made not sooner than the day after the CEO’s employment with the Company terminates. At September 27, 2002 and September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under this deferred compensation plan. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO. As of September 27, 2002, approximately 4.1 million shares of our Knight common stock were pledged or subject to pledge as collateral under the equity index swap agreement.

      We also have contractual obligations under operating leases for facilities and equipment. The following table summarizes future payments under our contractual obligations. Amounts are in thousands.

		Payments Due for Fiscal Years Ending:

Contractual Obligations	Total	2003	2004-05	2006-07	After 2007

Operating leases, net of sublease proceeds	$101,954	$33,876	$23,118	$11,310	$33,650
Deferred compensation(1)	15,550	15,550	—	—	—
Convertible subordinated notes	47,645	—	47,645	—	—

Total contractual cash obligations	$165,149	$49,426	$70,763	$11,310	$33,650

(1)	Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2003 column as that is the year in which the entire amount of the compensation will have been earned by the CEO.

New Accounting Pronouncements

      SFAS No. 143 — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. We do not expect the impact of SFAS No. 143 to be material to our consolidated financial statements.

      SFAS No. 146 — In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of commitment to an exit plan.

Risk Factors

Stock Market Volatility and Other Securities Industry Risks Have Adversely Affected Our Business.

      Substantially all of our revenues are derived from securities brokerage and clearing and execution services. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. We are particularly affected by volatility in technology and Internet-related stocks because significant numbers of our clients invest in these types of stocks. Since May 2000, the U.S. securities markets have been very volatile, which has reduced trading volume and net revenues. The terrorist attacks in the United States on September 11, 2001 also resulted in substantial market volatility and accompanying reductions in trading volume and net revenues. In addition, the general economic downturn has adversely affected trading volumes and net revenues. For fiscal 2002, our average client trades per day were 83,890 compared to 101,998 and 114,339 for fiscal 2001 and fiscal 2000, respectively. For fiscal 2002, our net revenues were $430.8 million compared to $454.7 million and $580.4 million for fiscal 2001 and fiscal 2000, respectively. These reductions in trading volumes and net revenues have adversely affected our profitability. Severe market fluctuations in the future or the continuation of current economic conditions could further reduce our trading volume and net revenues and adversely affect our profitability.

The Market Price of Our Common Stock Will Fluctuate and Could Fluctuate Significantly.

      Our Common Stock, and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The market prices of securities of Internet-related companies, in particular, have been especially volatile. The price of our Common Stock could decrease substantially. In addition, because the market price of our Common Stock tends to fluctuate significantly, we may become the object of securities class action litigation. Securities class action litigation may result in substantial costs and a diversion of management’s attention and resources.

Substantial Competition Could Reduce Our Market Share and Harm Our Financial Performance.

      The market for electronic brokerage services is young, rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., TD Waterhouse Investor Services, Inc., Harrisdirect and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the online securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. In addition, our clearing operations compete with numerous firms that provide clearing and execution services to the securities industry. We may not be able to compete effectively with current or future competitors.

Datek May be Subject to Claims That Could Affect Our Results of Operations.

      In January 2002, the SEC issued an order (the “SEC order”) against iCapital Markets LLC, a subsidiary of Datek (“iCapital”). The SEC order was based upon alleged improper activities by the day trading business that was conducted by iCapital’s predecessor, Datek Securities Corporation, until March 1998 when that business was sold to another broker-dealer. In the SEC order, the SEC charged iCapital with securities fraud and violations of the broker-dealer books and records and reporting provisions. The SEC censured iCapital and ordered it to pay a $6.3 million civil penalty. iCapital consented to the issuance of the order without admitting or denying the findings contained in it and paid the penalty. The United States Attorney’s Office for the Southern District of New York simultaneously entered into a non-prosecution agreement with Datek and iCapital for matters concerning the alleged improper activities.

      Through iCapital, we may be subject to additional claims relating to the allegations contained in the SEC order, including claims by governmental bodies, regulatory authorities or any other person for taxes, damages, indemnification, penalties and fines. Other than the SEC order, no claims have been asserted against Datek, iCapital or any of their respective predecessors, successors or affiliates that relate in any manner to the allegations, facts, events, transactions, acts, occurrences or any other matter in the SEC order. If any such claims were to be asserted and to the extent that a determination were to be made that we were obligated to satisfy these claims, our results of operations could be materially adversely affected.

We May Not be Able to Successfully Integrate Datek’s Operations.

      The integration of Datek will be complex and time-consuming, and will require management to dedicate substantial effort to it. These efforts could divert management’s focus and resources from other strategic opportunities and from operations during the integration process. Difficulties may occur during the integration process, including

•	a loss of key officers, employees and clients,

•	a loss of revenues and

•	an increase in operating or other costs.

      Even if the integration of Datek is successful, it may not result in the realization of the full benefits of the synergies and growth opportunities that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

The Estimates of Operational Cost Savings Resulting From the Datek Merger Are Inherently Uncertain and May Not be Accurate.

      We estimate that the merger with Datek will result in operational cost savings of approximately $100 million on an annualized, after-tax basis. These operational cost savings estimates are based on a number of assumptions, including that we will be able to implement cost saving programs such as personnel reductions, consolidation of operations, facilities and technologies, and elimination of duplicative administrative functions. In addition, the operational cost savings estimates assume that the integration of the operations of Datek will be successful. Failure to successfully implement cost saving programs or to successfully integrate the operations of Datek on a timely basis will result in lower than expected cost savings in connection with the merger and could have a material adverse effect on our operating results.

Systems Failures and Delays Could Harm Our Business.

      We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Prior to the Datek merger, all of our core computer systems and applications were fully redundant and were replicated at a secondary site that is substantially complete. Datek’s core computer systems and applications, however, are not fully redundant and are not replicated at a secondary site. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts in the last few years to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. In the past, we experienced periods of extremely high trading volume that caused individual system components or processes to fail, resulting in the temporary unavailability of our Web site for online trading and delays in our telephone systems. On some other occasions, high trading volume caused significant delays in executing trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays. We are also subject to an appeal of summary judgment granted in our favor in a putative class action lawsuit regarding claimed systems failures and delays. Systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer

•	a loss of clients or a reduction in the growth of our client base,

•	increased operating expenses,

•	financial losses,

•	additional litigation or other client claims, and

•	regulatory sanctions or additional regulatory burdens.

Capacity Constraints of Our Systems Could Harm Our Business.

      If our business increases, we may need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. Many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without redesign or replacement; however, we may need to continue to make significant investments in additional hardware and software to accommodate growth. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays, which could cause a loss of clients or a reduction in the growth of the client base, increased operating expenses, financial losses, additional litigation or client claims, and regulatory sanctions or additional regulatory burdens.

Regulatory and Legal Uncertainties Could Harm Our Business.

      The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, NASD and other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our operations and profitability.

      Recently, various regulatory and enforcement agencies have been reviewing systems capacity, client access, best execution practices, other service issues and advertising claims as they relate to the online brokerage industry. These reviews could result in enforcement actions or new regulations, which could adversely affect our operations.

      In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have recently adopted regulations regarding client privacy and the use of client information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive and time consuming and could limit our ability to use the Internet as a distribution channel.

Implementation of NASD’S Position Concerning Permissible Activity in Cash Accounts Will Restrict Some Trading Activities of Some of Our Clients and Harm Our Business.

      Our broker-dealer subsidiaries, iClearing and Ameritrade, Inc., permit cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities on the same day and in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). iClearing and Ameritrade, Inc. require the client to fund its cash account in advance with fully-paid for securities or an amount of cash sufficient to cover the cost of any new purchase of securities. Upon a sale of the securities so purchased, the amount of the sale proceeds is recorded in the client’s account on a real-time basis on the trade date. The sale proceeds recorded are then available to purchase other securities, and this sequence of trading may be repeated prior to the settlement date.

      In October 2001, NASD made an oral inquiry to iClearing regarding specified trades. In August 2002, NASD made a similar oral inquiry to Ameritrade, Inc. NASD’s inquiries focused on whether permitting specified trades in cash accounts was consistent with Staff Opinions 5-616.15 and 5-616.16 of the Board of Governors of the Federal Reserve System (the “January 2000 interpretations”), which are interpretations of Regulation T related to permissible activities in cash accounts. In response to NASD’s request, in July 2002 iClearing explained to NASD in writing, among other things, the reasons for its belief that permitting specified trades in cash accounts is common in the securities industry, posed no risk to investors and violated no applicable laws or rules, including the January 2000 interpretations. In August 2002, NASD concluded that permitting specified trades in cash accounts was prohibited by the January 2000 interpretations, and directed iClearing and Ameritrade, Inc. to cease permitting this activity.

      In August 2002, Ameritrade, Inc. informed NASD that it intended to comply with NASD’s direction, but requested further information to make the necessary changes to its systems and procedures. Since that time, we have been engaged in a dialogue with NASD to obtain the necessary information. Beginning in September 2002, we have sent notices to clients most likely to be affected explaining how the January 2000 interpretations may impact their trading.

      In December 2002, NASD informed Ameritrade, Inc. that the January 2000 interpretations should be applied for the entire three-day settlement cycle, rather than just to intra-day trading on the trade date. We are currently in the process of evaluating, designing, testing and implementing necessary changes to our systems and procedures to address this restriction. Due to the ongoing integration of iClearing and Ameritrade, Inc., and the differences in their respective systems and technologies, iClearing and Ameritrade, Inc. may complete the necessary changes to their respective systems and procedures at different times, while making efforts to minimize disruption to clients.

      We expect that this restriction on specified trades will result in a decrease in trading activity in some cash accounts, some clients closing their cash accounts, some clients converting to margin accounts and a potential increase in trading activity in some margin accounts. We cannot predict with any degree of certainty the impact of this restriction on our revenues and profitability because we cannot adequately forecast the degree to which clients that have engaged in specified trades will adjust their trading activity, close cash accounts or convert to margin accounts, nor can we predict the impact of future prevailing market conditions and other factors over which we have no control. Although its impact is dependent on many factors that we cannot predict, we believe that this restriction on specified trades could have a material adverse effect on our revenues and profitability.

      We intend to conduct our business in conformity with all applicable laws, rules and regulations and expect to continue working cooperatively with NASD to address any future issues of interpretation or implementation that may arise. However, NASD may elect to bring disciplinary proceedings against iClearing and Ameritrade, Inc. If iClearing or Ameritrade, Inc. does not prevail in any such proceeding, NASD may seek censures, fines, suspensions or other sanctions. We may seek a ruling or interpretation by the Board of Governors of the Federal Reserve System or its staff to obtain relief from this restriction, though no assurance can be given that such relief would be granted.

The Success of Our Business Will Depend on Continued Development and Maintenance of the Internet Infrastructure.

      The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet’s infrastructure to cope with this increased traffic. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face similar outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on our Web site. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards to handle increased levels of activity.

Our Principal Stockholders Own a Significant Percentage of Our Common Stock, Which Limits the Ability of Other Stockholders to Influence Corporate Matters.

      J. Joe Ricketts, our Chairman and Founder, members of his family and trusts held for their benefit (collectively, the “Ricketts holders”) own approximately 25.7% of our Common Stock. Investment funds affiliated with Bain Capital, Silver Lake Partners and TA Associates (collectively, the “Datek holders”) collectively own approximately 29.6% of our Common Stock. The Ricketts holders and the Datek holders have entered into a stockholders agreement that obligates the parties to vote their shares in favor of a board of directors consisting of nine members, of which three are designated by the Ricketts holders, three are designated by the Datek holders and three are independent directors selected with the agreement of the parties. The agreement also obligates the parties to vote in favor of specified merger and sale of the company transactions that are approved by the requisite directors and to vote against specified merger and sale of the company transactions unless they are approved by the requisite directors. Accordingly, these stockholders have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership or the provisions of the stockholders agreement.

The Terms of the Stockholders Agreement, Our Charter Documents and Delaware Law May Inhibit a Takeover That Stockholders May Consider Favorable.

      Provisions in the stockholders agreement among the Ricketts holders and the Datek holders, our certificate of incorporation and bylaws and Delaware law will make it difficult for any party to acquire control of the Company in a transaction not approved by the requisite number of directors. These provisions include

•	the presence of a classified board of directors,

•	the ability of the board of directors to issue and determine the terms of preferred stock,

•	advance notice requirements for inclusion of stockholder proposals at stockholder meetings, and

•	the anti-takeover provisions of Delaware law.

      These provisions could delay or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their Common Stock.

We Will Need to Introduce New Products and Services to Remain Competitive.

      Our future success depends in part on our ability to develop and enhance our products and services. There are significant technical and financial risks in the development of new or enhanced products and services, including the risk that we will be unable to effectively use new technologies or adapt our services to emerging industry standards, or develop, introduce and market enhanced or new products and services. In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

Changes in Payments for Routing Our Clients’ Orders Could Adversely Affect Our Business.

      We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices has made it less profitable for execution agents to offer order flow payments to broker-dealers. On a per trade basis, our payment for order flow revenue has decreased significantly over the past several years. These payments may continue to decrease on a per trade basis, which could have a material adverse effect on our revenues and profitability.

Our Networks May be Vulnerable to Security Risks.

      The secure transmission of confidential information over public networks is a critical element of our operations. We have not experienced significant network security problems in the past. However, our networks may in the future be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our clients’ confidential information or cause interruptions or malfunctions in our operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks.

Failure to Comply With Net Capital Requirements Could Adversely Affect Our Business.

      The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or NASD could expel us from membership, which could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to maintain or expand our business.

Our Clearing Operations Expose Us to Liability for Errors in Clearing Functions.

      Ameritrade, Inc. and iClearing provide clearing and execution services to each of our brokerage businesses, as well as to independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients and introducing brokers, could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by clients and others.

We Are Exposed to Credit Risk.

      We make margin loans to clients collateralized by client securities and periodically borrow and lend securities to cover trades. A significant portion of our net revenues is derived from interest on margin loans. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client’s indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability.

Acquisitions Involve Certain Risks That Could Adversely Affect Our Business.

      We intend to pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including

•	difficulties in the integration of acquired operations, services and products,

•	diversion of management’s attention from other business concerns,

•	assumption of unknown material liabilities of acquired companies,

•	amortization of acquired intangible assets, which could reduce future reported earnings, and

•	potential loss of clients or key employees of acquired companies.

      These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our revenues and profitability.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

      We seek to control the risks associated with our client activities by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary.

      As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $5.7 billion at September 27, 2002 and $2.0 billion at September 28, 2001. We invest these funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $6.4 billion at September 27, 2002 and $2.8 billion at September 28, 2001, in the form of client cash balances. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Since we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management.

      At September 27, 2002, we had $47.6 million of convertible subordinated notes outstanding, which bear interest at a fixed rate of 5.75 percent. At September 28, 2001, we had $70.1 million of interest bearing indebtedness outstanding, consisting of $47.6 million of convertible subordinated notes and $22.5 million under our revolving credit agreement, which bears interest at a floating rate.

      We hold a marketable equity security, which is recorded at fair value of $31.9 million ($19.4 million net of tax) at September 27, 2002 and has exposure to market price risk. The same security was recorded at fair value of $61.0 million ($36.9 million net of tax) at September 28, 2001. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $3.2 million at September 27, 2002. Actual results may differ.

      Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments. At September 27, 2002 and September 28, 2001, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Management	29
Independent Accountants’ Report	31
Independent Auditors’ Report	32
Consolidated Balance Sheets	33
Consolidated Statements of Operations	34
Consolidated Statements of Stockholders’ Equity	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	37

REPORT OF MANAGEMENT

To the Board of Directors and Stockholders of

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      Management of Ameritrade Holding Corporation and its subsidiaries (the “Company”) is responsible for the preparation, consistency, integrity and fair presentation of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis and, in management’s opinion, are fairly presented. The financial statements include amounts that are based on management’s informed judgments and best estimates.

      Management has established and maintains comprehensive systems of internal control that provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements; the safeguarding of assets; the effectiveness and efficiency of operations; and compliance with applicable laws and regulations. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Management monitors the systems of internal control and maintains an independent internal auditing program that assesses the effectiveness of internal controls. Management assessed the Company’s internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Report). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America as of September 27, 2002.

      The Board of Directors exercises its oversight role with respect to the Company’s systems of internal control primarily through its Audit Committee, which is comprised solely of outside directors. The Audit Committee oversees the Company’s systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

      The Company’s consolidated financial statements have been audited by Deloitte & Touche LLP (“Deloitte & Touche”), independent auditors. As part of its audit, Deloitte & Touche considers the Company’s internal controls to establish a basis for reliance thereon in determining the nature, timing, and extent of auditing procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made in accordance with auditing standards generally accepted in the United States of America. Management’s assertion that the Company maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America has been examined by Deloitte & Touche. Management has made available to Deloitte & Touche all the Company’s financial records and related data, and information concerning the Company’s internal control over financial reporting, and believes that all representations made to Deloitte & Touche during its audits and examination were valid and appropriate.

/s/ JOSEPH H. MOGLIA

Joseph H. Moglia
Chief Executive Officer

/s/ JOHN R. MACDONALD

John R. MacDonald
Executive Vice President,
Chief Financial Officer and Treasurer

October 24, 2002

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Ameritrade Holding Corporation
Omaha, Nebraska

      We have examined management’s assertion, included in the accompanying Report of Management, that Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America, as of September 27, 2002 based on criteria for effective control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Report). The Company’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assertion based on our examination.

      Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

      Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assertion that the Company maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America, as of September 27, 2002, is fairly stated, in all material respects, based on criteria established in the COSO Report.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

October 24, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      We have audited the accompanying consolidated balance sheets of Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) as of September 27, 2002 and September 28, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 27, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameritrade Holding Corporation and its subsidiaries as of September 27, 2002 and September 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

October 24, 2002

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 27, 2002 and September 28, 2001

	2002	2001

	(In thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$198,398	$24,134
Cash and investments segregated in compliance with federal regulations	5,665,109	2,044,257
Receivable from brokers, dealers and clearing organizations	1,397,862	198,535
Receivable from clients and correspondents — net of allowance for doubtful accounts: 2002 — $13.8 million; 2001 — $3.8 million	1,408,730	971,823
Property and equipment — net of accumulated depreciation and amortization: 2002 — $51.6 million; 2001 — $34.4 million	57,219	83,671
Goodwill	708,030	210,794
Acquired intangible assets — net of accumulated amortization: 2002 — $1.8 million; 2001 — $0.1 million	256,949	15,067
Investments	34,684	62,717
Other assets	73,860	42,873

Total assets	$9,800,841	$3,653,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,917,482	$304,301
Payable to clients and correspondents	6,350,207	2,777,916
Accounts payable and accrued liabilities	252,833	121,933
Notes payable	—	22,500
Convertible subordinated notes	47,645	47,645
Income taxes payable	78,481	—
Deferred income taxes	55,794	8,143

Total liabilities	8,702,442	3,282,438

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, 2002 — $.01 par value, 100,000,000 shares authorized; 2001 — $1 par value, 3,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value:
Common Stock: 2002 — 650,000,000 shares authorized; 433,598,239 shares issued	4,336	—
Class A: 2001 — 270,000,000 shares authorized; 198,922,132 shares issued	—	1,990
Convertible Class B: 2001 — 18,000,000 shares authorized; 16,372,800 shares issued and outstanding	—	164

Total Common Stock	4,336	2,154
Additional paid-in capital	1,160,200	384,175
Accumulated deficit	(78,470)	(49,507)
Treasury stock: 2002 — 1,491,747 Common shares at cost; 2001 — 116,821 Class A Common shares at cost	(7,317)	(1,746)
Deferred compensation	967	215
Accumulated other comprehensive income	18,683	36,142

Total stockholders’ equity	1,098,399	371,433

Total liabilities and stockholders’ equity	$9,800,841	$3,653,871

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 27, 2002, September 28, 2001 and September 29, 2000

	2002	2001	2000

	(In thousands,
	except per share amounts)
Revenues:
Commissions and clearing fees	$252,526	$269,384	$389,742
Interest revenue	116,345	191,530	242,819
Other	74,182	37,763	21,890

Total revenues	443,053	498,677	654,451
Client interest expense	12,260	43,947	74,019

Net revenues	430,793	454,730	580,432

Operating expenses:
Employee compensation and benefits	133,897	144,820	144,883
Communications	36,091	39,896	36,394
Occupancy and equipment costs	55,294	60,523	45,249
Depreciation and amortization	27,945	36,033	21,624
Professional services	36,512	54,992	71,478
Interest on borrowings	5,110	11,067	16,412
Other	30,008	28,363	34,110

Total operating expenses	324,857	375,694	370,150

Operating margin	105,936	79,036	210,282
Advertising	61,047	134,770	225,820
Gain on sale of investment	—	(9,692)	—
Restructuring and asset impairment charges	63,406	38,268	4,726
Debt conversion expense	—	62,082	—

Loss before income taxes	(18,517)	(146,392)	(20,264)
Provision for (benefit from) income taxes	10,446	(55,215)	(6,638)

Net loss	$(28,963)	$(91,177)	$(13,626)

Basic and diluted net loss per share	$(0.13)	$(0.49)	$(0.08)
Weighted average shares outstanding	227,327	185,830	175,025

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 27, 2002, September 28, 2001 and September 29, 2000

	Total						Retained			Accumulated
	Common	Total	Common Stock			Additional	Earnings/			Other
	Shares	Stockholders’			Common	Paid-In	(Accumulated	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Class A	Class B	Stock	Capital	Deficit)	Stock	Compensation	Income

	(In thousands)
Balance, September 24, 1999	174,437	$220,463	$1,580	$164	$—	$24,079	$55,296	$(93)	$—	$139,437
Net loss	—	(13,626)	—	—	—	—	(13,626)	—	—	—
Net unrealized investment gain	—	33,764	—	—	—	—	—	—	—	33,764

Total comprehensive income		20,138

Repurchases of Common Stock	(17)	(269)	—	—	—	—	—	(269)	—	—
Issuances of Common Stock	15	262	—	—	—	231	—	31	—	—
Acquisition of subsidiaries	1,750	21,377	17	—	—	21,360	—	—	—	—
Options exercised, including tax benefit	251	2,197	3	—	—	2,194	—	—	—	—

Balance, September 29, 2000	176,436	264,168	1,600	164	—	47,864	41,670	(331)	—	173,201
Net loss	—	(91,177)	—	—	—	—	(91,177)	—	—	—
Net unrealized investment loss	—	(137,059)	—	—	—	—	—	—	—	(137,059)

Total comprehensive loss		(228,236)

Repurchases of Common Stock	(84)	(1,257)	—	—	—	—	—	(1,257)	—	—
Issuances of Common Stock	11	152	—	—	—	127	—	25	—	—
Acquisition of subsidiaries	33,938	224,456	340	—	—	224,116	—	—	—	—
Subordinated note conversion	4,679	109,530	47	—	—	109,483	—	—	—	—
Options exercised, including tax benefit	315	2,405	3	—	—	2,402	—	—	—	—
Deferred compensation	—	215	—	—	—	183	—	(183)	215	—

Balance, September 28, 2001	215,295	371,433	1,990	164	—	384,175	(49,507)	(1,746)	215	36,142
Net loss	—	(28,963)	—	—	—	—	(28,963)	—	—	—
Net unrealized investment loss	—	(17,459)	—	—	—	—	—	—	—	(17,459)

Total comprehensive loss		(46,422)

Repurchases of Common Stock	(1,210)	(4,830)	—	—	—	—	—	(4,830)	—	—
Issuances of Common Stock	60	88	—	—	—	5	—	123	(40)	—
Acquisition of subsidiaries	217,342	774,442	(1,992)	(164)	4,330	772,268	—	—	—	—
Options exercised, including tax benefit	619	913	—	—	6	846	—	61	—	—
Stockholder loan activity	—	1,850	—	—	—	1,850	—	—	—	—
Deferred compensation	—	925	2	—	—	1,056	—	(925)	792	—

Balance, September 27, 2002	432,106	$1,098,399	$—	$—	$4,336	$1,160,200	$(78,470)	$(7,317)	$967	$18,683

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 27, 2002, September 28, 2001 and September 29, 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(28,963)	$(91,177)	$(13,626)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	26,170	29,245	19,987
Deferred income taxes	6,125	(53,393)	(10,782)
Loss on impairment and disposal of property	63,809	16,581	4,174
Gain on sale of investment	—	(9,692)	—
Amortization of intangible assets	1,775	6,788	1,637
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(896,204)	(1,828,301)	683,871
Receivable from brokers, dealers and clearing organizations	(490,776)	(134,371)	65,311
Receivable from clients and correspondents	81,913	1,955,158	(1,400,179)
Refundable income taxes	—	5,082	11,839
Other assets	(8,764)	21,402	(5,871)
Payable to brokers, dealers and clearing organizations	692,781	(129,405)	48,746
Payable to clients and correspondents	616,982	159,759	560,811
Accounts payable and accrued liabilities	28,082	5,042	15,809
Income taxes payable	(4,167)	—	—

Net cash flows from operating activities	88,763	(47,282)	(18,273)

Cash flows from investing activities:
Purchase of property and equipment	(1,871)	(23,929)	(41,512)
Proceeds from sale of property and equipment	692	4,967	—
Cash acquired (paid) in business combinations, net	111,230	4,018	(5,995)
Proceeds from sale of investment	—	16,359	—
Purchase of investments	—	(176)	(6,936)

Net cash flows from investing activities	110,051	1,239	(54,443)

Cash flows from financing activities:
Proceeds from notes payable	—	74,900	160,000
Principal payments on notes payable	(22,500)	(127,400)	(85,000)
Proceeds from exercise of stock options and other	2,692	1,431	531
Repurchase of Common Stock	(4,830)	(1,257)	(269)
Issuance of Common Stock	88	152	262

Net cash flows from financing activities	(24,550)	(52,174)	75,524

Net increase (decrease) in cash and cash equivalents	174,264	(98,217)	2,808
Cash and cash equivalents at beginning of period	24,134	122,351	119,543

Cash and cash equivalents at end of period	$198,398	$24,134	$122,351

Supplemental cash flow information:
Interest paid	$16,623	$62,455	$101,793
Income taxes paid (refunds received)	$8,489	$(6,904)	$(9,361)
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$654	$974	$1,666
Issuance of Common Stock in acquisition of subsidiaries	$770,112	$224,456	$21,377
Conversion of convertible notes to Class A Common Stock	$—	$152,355	$—
Deferred income taxes on debt conversion	$—	$(42,825)	$—

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 27, 2002, September 28, 2001 and September 29, 2000
(Columnar amounts in thousands, except per share amounts)

1.     Nature of Operations and Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements include the accounts of Ameritrade Holding Corporation, a Delaware corporation (formerly Arrow Stock Holding Corporation), and its wholly owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.

      The Company reports on a fifty-two/fifty-three week year. Each fiscal year ends on the last Friday of the month of September. Fiscal years 2002 and 2001 were each fifty-two week years. Fiscal year 2000 was a fifty-three week year.

      Nature of Operations — The Company provides securities brokerage services through its broker-dealer subsidiaries. The Company also provides trading execution and clearing services for its own broker-dealer operations and for unaffiliated broker-dealers through its subsidiaries, Ameritrade, Inc. and iClearing LLC (“iClearing”). The Company’s broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers, Inc. and the various exchanges in which they maintain membership.

      Capital Stock — Prior to September 9, 2002, the authorized capital stock of the Company consisted of Class A Common Stock, Class B Common Stock and Preferred Stock. Each share of Class A and Class B Common Stock was entitled to one vote on all matters, except that the Class B Common Stock was entitled to elect a majority of the directors of the Company and the Class A Common Stock was entitled to elect the remainder of the directors. Each class of Common Stock was equally entitled to dividends if, as and when declared by the Board of Directors. Shares of Class A Common Stock were not convertible, while each share of Class B Common Stock was convertible into one share of Class A Common Stock at the option of the Class B holder or upon the occurrence of certain events. Effective September 9, 2002, the authorized capital stock of the Company consists of a single class of Common Stock and one or more series of Preferred Stock as may be authorized for issuance by the Company’s Board of Directors.

      Voting, dividend, conversion and liquidation rights of the Preferred Stock would be established by the Board of Directors upon issuance of such Preferred Stock.

      Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Securities Transactions — Client securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after the trade date. Revenues and expenses related to securities transactions, including revenues from execution agents, are recorded on a trade date basis. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.

      Depreciation and Amortization — Depreciation is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to 23 years.

      Long-Lived Assets — The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective September 29, 2001. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the carrying amount of such asset may not be recoverable. The Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. Long-lived assets classified as “held for sale” (see Note 2) are reported at the lesser of carrying amount or fair value less cost to sell.

      Cash and Cash Equivalents — The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated in compliance with federal regulations.

      Segregated Cash and Investments — Cash and investments, consisting primarily of U.S. Treasury Bills and repurchase agreements, at the Company’s clearing subsidiaries of $5.7 billion and $2.0 billion as of September 27, 2002 and September 28, 2001, respectively, have been segregated in special reserve bank accounts for the benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

      Fair Value of Financial Instruments — The Company considers the amounts presented for financial instruments on the consolidated balance sheets, except for the convertible subordinated notes, to be reasonable estimates of fair value based on maturity dates and repricing characteristics. The estimated fair value of the convertible subordinated notes was approximately $37.8 and $31.1 million at September 27, 2002 and September 28, 2001, respectively. The Company has determined the estimated fair value of the notes using available market information.

      Goodwill and Acquired Intangible Assets — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the net identifiable assets of the acquired company. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on September 29, 2001. The Company completed its transitional impairment test of goodwill under SFAS No. 142 during the Company’s second fiscal quarter of 2002. In performing the transitional impairment test, the Company utilized quoted market prices of the Company’s Class A Common Stock to estimate the fair value of the Company as a whole. The estimated fair value was then allocated to the Company’s reporting units based on operating revenues, and was compared with the carrying value of the reporting units. No impairment charges resulted from the transitional impairment test.

      Investments — Investments are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee’s operating and financial policies. The cost method is used for investments that do not meet equity method criteria. Declines in fair value of cost method investments that are considered other than temporary are accounted for as realized losses. The Company’s investments in marketable equity securities are carried at fair value and are designated as available-for-sale. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses are determined on the specific identification method and are reflected in the statements of operations.

      Software Development — Software development costs are capitalized and included in property and equipment at the point technological feasibility has been established until beta testing is complete. Once the product is fully functional, such costs are amortized in accordance with the Company’s normal accounting policies. Software development costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not meet capitalization criteria are expensed as incurred.

      Deferred Compensation — Company Common Stock held in a rabbi trust pursuant to a Company deferred compensation plan is recorded at the fair value of the stock at the time it is transferred to the rabbi trust and is classified as treasury stock. The corresponding deferred compensation liability is recorded as a component of stockholders’ equity at the current fair value of the Common Stock.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising — The Company expenses advertising costs as they are incurred.

      Income Taxes — The Company files a consolidated income tax return with its subsidiaries on a calendar year basis. Deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

      Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, except when such assumed exercise or conversion would have an antidilutive effect on EPS. Because the Company reported a net loss in fiscal years 2002, 2001 and 2000, the calculation of diluted loss per share for those years does not include potential common shares resulting from stock options, as they are antidilutive, resulting in a reduction of loss per share. In addition, the convertible subordinated notes are not included in the diluted EPS calculations because the effect would also be antidilutive.

      Stock Based Compensation — As permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company provides pro forma disclosures of net income (loss) and earnings (loss) per share as required under SFAS No. 123.

      Comprehensive Income (Loss) — Comprehensive income (loss) for all periods presented consists of net income (loss) and unrealized gains (losses) on securities available-for-sale, net of related income taxes. These results are incorporated into the consolidated statements of stockholders’ equity.

      Derivatives and Hedging Activities — The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, on September 30, 2000. There was no impact to the consolidated financial statements as a result of adopting this standard. In fiscal 2001, the Company entered into an equity index swap arrangement with a notional amount of approximately $15.6 million for the purpose of hedging its obligation under its deferred compensation plan for its Chief Executive Officer. This arrangement is accounted for as a cash flow hedge in accordance with SFAS No. 133. Unrealized gains or losses on the swap arrangement are treated as an adjustment to employee compensation and benefits expense in the statements of operations, offsetting changes to the related deferred compensation liability, which is included in accounts payable and accrued liabilities in the balance sheets. As of September 27, 2002, approximately 4.1 million shares of the Company’s Knight Trading Group, Inc. (“Knight”) (see Note 5) common stock were pledged or subject to pledge as collateral under the equity index swap arrangement.

      Related Party Loans — Certain Company directors and employees maintain margin accounts with the Company’s clearing subsidiaries. The Company had margin loans, secured primarily by Company Common Stock, to Company directors and employees totaling $31.5 million and $21.7 million as of September 27, 2002 and September 28, 2001, respectively. These loans are made in the ordinary course of the Company’s business on terms no more favorable than those available on comparable transactions with other parties.

      Reclassifications — Certain items in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

     Recently Issued Accounting Pronouncements

      SFAS No. 143 — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement costs and is effective for fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company’s consolidated financial statements.

      SFAS No. 146 — In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of commitment to an exit plan.

2.     Business Combinations, Goodwill and Acquired Intangible Assets

      On September 9, 2002, the merger of Ameritrade Online Holdings Corp. (“AOH”) (formerly Ameritrade Holding Corporation), a Delaware corporation, and Datek Online Holdings Corp. (“Datek”), a Delaware corporation, was completed. The merger was accomplished through corporate reorganizations whereby AOH became a wholly owned subsidiary of the Company, then Datek was acquired and became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, each share of Common Stock of AOH was automatically converted into one share of Common Stock of the Company, and the stockholders of Datek in the aggregate received 216,341,375 shares of Common Stock of the Company and approximately $235 million in cash of Datek, which was distributed concurrently with the closing of the merger.

      AOH’s Board of Directors considered various factors in approving the Datek merger and the merger agreement, including anticipated synergies from the merger, increased market liquidity expected to result from the issuance of a single class of common stock to AOH and Datek stockholders, the strategic fit between AOH and Datek and the complementary nature of their client bases, including increased access to the active trader segment of the market and the opportunity of AOH’s stockholders to become stockholders of a company with greater financial and market strength than AOH on its own.

      Pursuant to SFAS No. 141, Business Combinations, one of the existing combining entities is determined to be the acquiring entity on the basis of the evidence available. AOH was determined to be the acquiring entity based on the following facts: (1) the holders of AOH Common Stock received a slightly larger portion of the voting rights of the Company because of payments in lieu of fractional shares to Datek stockholders, (2) AOH’s Chairman, members of his family and related trusts, who in the aggregate held a majority voting interest in AOH, now in the aggregate hold the largest voting interest in the Company and (3) the senior management of the Company consists primarily of the senior management of AOH, including AOH’s Chairman, Chief Executive Officer and Chief Financial Officer, who now serve in the same positions for the Company.

      The purchase price for Datek was comprised of the following:

Common Stock issued, net of registration costs	$754,204
Cash acquired	(133,819)
Acquisition costs	16,134
Exit and involuntary termination costs	47,287
Fair value of stock options granted to employees of acquired company	25,933
Intrinsic value of stock appreciation rights granted to employees of acquired company	3,971

Total purchase price	$713,710

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The preliminary purchase price allocation for Datek is summarized as follows:

Cash and investments segregated in compliance with federal regulations	$2,724,648
Receivable from brokers, dealers and clearing organizations	708,551
Receivable from clients and correspondents, net	518,820
Property and equipment, net	11,526
Goodwill	541,688
Acquired intangible assets, net	243,655
Investments	1,066
Other assets	23,991

Total assets acquired	4,773,945

Payable to brokers, dealers and clearing organizations	(920,400)
Payable to clients and correspondents	(2,955,309)
Accounts payable and accrued liabilities	(60,486)
Income taxes payable	(83,302)
Deferred income taxes	(53,582)

Total liabilities assumed	(4,073,079)

Net assets acquired	700,866
Stockholder loans	12,844

Total purchase price allocated	$713,710

      None of the goodwill associated with the Datek acquisition is expected to be deductible for income tax purposes. The purchase price allocation is preliminary due to estimates included in the purchase price for exit and involuntary termination costs. Differences between these estimates and actual results may result in adjustments to the purchase price allocation. Exit and involuntary termination costs consist primarily of severance and other involuntary termination costs for approximately 900 Datek employees and costs associated with closing Datek facilities in New Jersey and New York. Amounts assigned to acquired intangible assets and their amortization periods were based on an independent valuation.

      The following table summarizes the major classes of Datek acquired intangible assets and the respective amortization periods:

		Amortization
	Amount	Period (Years)

Client relationships	$231,087	23
Noncompete agreements	7,583	1
Contract — Watcher Technologies	4,985	None

	$243,655

      The weighted average amortization period of the acquired intangible assets subject to amortization is 22 years. Watcher Technologies LLC (“Watcher”) is a wholly owned subsidiary of Datek that develops high-speed, direct access trading systems for active traders. The acquired intangible asset associated with Watcher is not subject to amortization because the Company intends to sell Watcher.

      On September 6, 2001, the Company acquired all of the shares of common stock of National Discount Brokers Corporation (“NDB”), a New York corporation, and all of the outstanding subordinated promissory

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes issued by NDB to its former parent. In connection with the acquisition, the Company paid aggregate consideration of $154 million, consisting of $20,000 in cash and 26,027,282 shares of the Company’s Class A Common Stock. The number of shares of Common Stock was determined based on the average closing stock price of the Class A Common Stock on the Nasdaq National Market for the ten consecutive trading days ending on the business day prior to the closing date.

      On April 2, 2001, the Company acquired TradeCast Inc. (“TradeCast”), a Delaware corporation, and all of the ownership interests in TradeCast Investments Ltd. (“TradeCast Ltd.”), a Texas limited partnership. TradeCast Ltd., through its subsidiaries, is a leading provider of direct access trade execution and software designed for the active trader. In connection with the acquisition, the Company issued 7,500,000 shares of its Class A Common Stock in exchange for the outstanding shares of TradeCast common stock and the ownership interests of TradeCast Ltd., including 375,000 shares which were held in escrow pursuant to the indemnification provisions of the transaction documents. The Company also issued an additional 712,500 shares of its Class A Common Stock in connection with the acquisition which were held in escrow to be released based on the earn-out provisions of the transaction documents. Effective April 3, 2002, the Company released all 375,000 of the indemnity shares and 26,838 of the earn-out shares, which were recorded at an aggregate value of $3.6 million based on the average market price of approximately $8.95 per share at the time the TradeCast acquisition was announced. The remaining 685,662 earn-out shares held in escrow were not earned by the sellers and were cancelled.

      The following unaudited pro forma financial information sets forth the results of operations of the Company as if the Datek merger had occurred on September 30, 2000 and the acquisitions of TradeCast and NDB had occurred on September 25, 1999. The pro forma results for periods prior to the acquisition dates do not reflect any potential operating cost savings that may result from the consolidation of operations of the Company with the acquired companies and are not necessarily indicative of the results of future operations.

      Pro forma financial information (unaudited) for the fiscal years ended:

	2002	2001	2000

Net revenues	$744,085	$917,983	$695,140
Net income (loss)	$8,791	$(88,083)	$(27,863)
Basic and diluted earnings (loss) per share	$0.02	$(0.20)	$(0.13)

      On May 25, 2000, the Company issued 267,000 shares of its Class A Common Stock to the stockholders of Ten Bagger, the corporation that developed the stock analysis tool, the BigEasy InvestorTM, in connection with the acquisition by the Company of all the issued and outstanding shares of common stock of Ten Bagger. On December 1, 2000, May 25, 2001 and December 5, 2001, the Company issued 316,818 shares, 468,686 shares and 599,264 shares, respectively, of its Class A Common Stock, which represent the three post-closing payments required under the purchase agreement during the 18-month period following the acquisition date. The fair value of the Common Stock issued on December 1, 2000, May 25, 2001 and December 5, 2001 was approximately $2.7 million, $3.6 million and $3.6 million, respectively.

      On July 21, 2000, the Company acquired Financial Passport, Inc., an Internet-based provider of financial planning services and an online marketplace for a wide range of financial products and services. Under the terms of the merger agreement, the Company issued 1,482,548 shares of its Class A Common Stock (and paid cash of $136,921 in lieu of small stockholders and fractional shares) in exchange for the outstanding shares of Financial Passport, Inc. common stock.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes changes in the carrying amount of goodwill by operating segment for the fiscal year ended September 27, 2002:

	Private	Institutional
	Client	Client	Total

Balance as of September 28, 2001	$205,474	$5,320	$210,794
Reclassification of intangible assets that do not meet the criteria for recognition apart from goodwill	1,668	201	1,869
Goodwill acquired during period	548,398	451	548,849
TradeCast impairment (see Note 6)	(47,599)	(5,883)	(53,482)

Balance as of September 27, 2002	$707,941	$89	$708,030

      In accordance with SFAS No. 142, the Company discontinued goodwill amortization effective September 29, 2001. The following table presents pro forma financial information assuming that amortization expense associated with goodwill was excluded for the periods indicated:

	2002	2001	2000

Net loss:
Net loss, as reported	$(28,963)	$(91,177)	$(13,626)
Goodwill amortization	—	6,626	1,634
Tax benefit of goodwill amortization	—	(338)	(144)

Adjusted net loss	$(28,963)	$(84,889)	$(12,136)

Basic and diluted loss per share:
Net loss per share, as reported	$(0.13)	$(0.49)	$(0.08)

Adjusted net loss per share	$(0.13)	$(0.46)	$(0.07)

      Amortization expense on acquired intangible assets was $1.8 million for fiscal 2002. The Company estimates amortization expense on acquired intangible assets will be $18.0 million for fiscal 2003 and $10.8 million for each of the four succeeding fiscal years.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

      Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following as of the fiscal years ended:

	2002	2001

Receivable:
Deposits paid for securities borrowed	$1,353,118	$140,980
Clearing organizations	43,438	39,435
Securities failed to deliver	1,306	18,120

Total	$1,397,862	$198,535

Payable:
Deposits received for securities loaned	$1,869,933	$275,734
Clearing organizations	44,243	5,254
Securities failed to receive	3,306	23,313

Total	$1,917,482	$304,301

4.	Property and Equipment

      Property and equipment consists of the following as of the fiscal years ended:

	2002	2001

Land and buildings	$14,152	$14,020
Leasehold improvements	15,146	15,692
Software	47,797	49,868
Computer equipment	16,899	17,102
Other equipment, furniture and fixtures	14,867	21,344

	108,861	118,026
Less accumulated depreciation and amortization	(51,642)	(34,355)

Property and equipment — net	$57,219	$83,671

5.	Investments

      Knight Trading Group, Inc. — The Company owns approximately 7.9 million shares of Knight, representing approximately seven percent of Knight’s outstanding common shares as of September 27, 2002. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. On September 27, 2002 and September 28, 2001, the Company’s investment in Knight was valued at $31.9 million and $61.0 million, respectively. The Company’s cost basis is $0.7 million, therefore the gross unrealized gain was $31.2 million and $60.3 million at September 27, 2002 and September 28, 2001, respectively. As of September 27, 2002, the Company had pledged approximately 4.1 million shares of Knight as collateral under an equity index swap arrangement related to the Company’s deferred compensation plan for its Chief Executive Officer.

      Comprehensive Software Systems, Inc. (“CSS”) — As of September 27, 2002 and September 28, 2001, the Company owned approximately seven percent of CSS, a joint venture formed for the purpose of developing software for securities broker-dealers, banks and other financial institutions. The Company accounts for its investment in CSS under the cost method.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Adirondack Trading Partners, LLC (“Adirondack”) — As of September 27, 2002 and September 28, 2001, the Company owned a minority interest in Adirondack, a development-stage company formed to trade listed equity and index options. The Company accounts for its investment in Adirondack under the cost method.

      Epoch Partners, Inc. (“Epoch”) — Prior to July 19, 2001, the Company owned approximately 10 percent of the preferred stock of Epoch, a privately held investment bank that acts as an underwriter on initial public offerings and secondary offerings of securities with a focus on distributing these shares to retail, online investors. The Company accounted for its ownership in Epoch under the cost method. On July 19, 2001, the Company completed the sale of its investment in Epoch for approximately $16.4 million in cash. The Company recorded a gain on the sale of the Epoch investment of approximately $9.7 million during fiscal 2001.

6.	Restructuring and Asset Impairment Charges

      On September 9, 2002, the Company announced plans to sell its TradeCast subsidiaries, which provide direct access trade execution and software designed for active traders, due to redundancies with Datek’s technology. An impairment loss of $63.4 million was recorded during fiscal 2002 to reflect the amount by which the carrying value of the TradeCast subsidiaries, including goodwill, exceeded its estimated fair value. The impairment loss consisted of $53.5 million of goodwill and $9.9 million of property and equipment. The Company has not classified the TradeCast business as “held for sale” pursuant to SFAS No. 144 because, as of September 27, 2002, a sale was not considered probable within one year.

      During the first six months of fiscal 2001, due to unfavorable market and economic conditions, the Company terminated approximately 450 employees, primarily at its Omaha, Nebraska and Fort Worth, Texas call centers, and consolidated office space in certain facilities. On June 27, 2001, the Company announced a reorganization of its corporate and management structure (see Note 14). In connection with the reorganization, a comprehensive facilities consolidation began and approximately 30 additional employees were terminated. Offices in Fort Worth, Texas; Omaha, Nebraska; Baltimore, Maryland; and Purchase, New York were affected by the consolidation. The following is a summary of restructuring charges related to the facilities consolidation and staff reductions during fiscal 2001:

Employee compensation and benefits:
Severance pay and benefits	$2,836
Occupancy and equipment costs:
Non-cancelable lease costs, net of estimated sublease income	12,926
Professional services:
Estimated tenant improvement, commission and other costs on subleases	2,430
Other:
Losses on impairment and abandonment of property and equipment	15,581
Losses on impairment of leasehold improvements related to non-cancelable leases	4,113
Losses on impairment of prepaid assets	382

Total restructuring charges	$38,268

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the activity in the Company’s restructuring and acquisition exit liabilities:

	Employee	Occupancy and	Professional
	Compensation	Equipment	Services	Other	Total

Restructuring liabilities:
Fiscal 2001 activity:
Restructuring charges	$2,836	$12,926	$2,430	$20,076	$38,268
Utilized	(1,861)	(1,603)	—	(15,837)	(19,301)

Balance, September 28, 2001	975	11,323	2,430	4,239	18,967
Fiscal 2002 activity:
Utilized	(975)	(5,604)	(595)	(439)	(7,613)

Balance, September 27, 2002	$—	$5,719	$1,835	$3,800	$11,354

NDB exit liabilities:
Fiscal 2001 activity:
Exit costs incurred	$6,399	$1,366	$—	$3,720	$11,485
Utilized	—	(202)	—	(159)	(361)

Balance, September 28, 2001	6,399	1,164	—	3,561	11,124
Fiscal 2002 activity:
Utilized	(6,399)	(1,164)	—	(3,561)	(11,124)

Balance, September 27, 2002	$—	$—	$—	$—	$—

Datek exit liabilities:
Fiscal 2002 activity:
Exit costs incurred	$27,663	$14,128	$—	$5,496	$47,287
Utilized	(2,044)	—	—	(389)	(2,433)

Balance, September 27, 2002	$25,619	$14,128	$—	$5,107	$44,854

      The Company expects to utilize the remaining restructuring liabilities over the respective lease periods through fiscal 2005. Most Datek employee compensation and other costs are expected to be paid in fiscal 2003, with any remaining amounts paid in fiscal 2004. Remaining Datek occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

      The Company recorded impairment charges of approximately $4.7 million during fiscal 2000 related to specific software applications discontinued.

7.     Notes Payable

      On December 28, 2001, the Company entered into an amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $20 million through December 27, 2002, and is secured primarily by the Company’s stock in its subsidiaries. The interest rate on borrowings, determined on a monthly basis, is equal to the greater of (i) the national prime rate or (ii) 90-day LIBOR plus 2.5 percent, subject to a minimum rate of 5.0 percent. At September 27, 2002, the interest rate on the revolving credit agreement would have been 5.0 percent. The Company also pays a maintenance fee of 0.375 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at September 27, 2002 and $22.5 million of outstanding indebtedness under the prior revolving credit agreement at September 28, 2001. The revolving credit agreement contains certain

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends. The Company was in compliance with or has obtained waivers for all covenants under the revolving agreement for all periods presented in the consolidated financial statements.

      Ameritrade, Inc. and iClearing, wholly owned subsidiaries of the Company which act as securities clearing firms, have access to credit facilities with financial institutions of up to $245 million. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. Letters of credit in the amount of $40 million and $105 million as of September 27, 2002 and September 28, 2001, respectively, have been issued on behalf of the Company by several financial institutions and reduce the amount available under these credit facilities. The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. As of September 27, 2002, no amounts were outstanding under line of credit arrangements and approximately $205 million was available to the Company for either loans or, in some cases, letters of credit. The Company is generally required to pledge client securities to secure outstanding obligations under these credit facilities.

8.     Convertible Subordinated Notes

      In August 1999, the Company issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes were convertible into 6,142,740 shares of Class A Common Stock. The holders of the notes may convert the notes into shares of Common Stock at any time prior to the close of business on the maturity date of the notes, August 1, 2004, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. The notes were not subject to redemption prior to August 6, 2002, and the Company may, at its option, redeem the notes on or after such date, in whole or in part, upon not less than 30 days or more than 60 days prior notice to each holder.

      In February 2001, $152.4 million of the Company’s convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. Including $3.4 million of deferred note origination costs written off, this resulted in debt conversion expense of $62.1 million and an increase in stockholders’ equity of $71.7 million (net of income taxes) during fiscal 2001. As of September 27, 2002 and September 28, 2001, the Company had approximately $47.6 million of the 5.75 percent convertible subordinated notes outstanding. These notes are convertible into approximately 1.5 million shares of Common Stock.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

      Provision for (benefit from) income taxes is comprised of the following for fiscal years ended:

	2002	2001	2000

Current expense (benefit):
Federal	$4,286	$(2,151)	$4,144
State	35	329	—

	4,321	(1,822)	4,144

Deferred expense (benefit):
Federal	4,152	(46,238)	(9,974)
State	1,973	(7,155)	(808)

	6,125	(53,393)	(10,782)

Provision for (benefit from) income taxes	$10,446	$(55,215)	$(6,638)

      A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income (loss) before provision for (benefit from) income taxes follows for the fiscal years ended:

	2002	2001	2000

Federal statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal tax effect	7	(5)	(3)
Goodwill impairment charge	80	—	—
Amortization of goodwill	—	1	2
Other	4	1	3

	56%	(38)%	(33)%

      Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	2002	2001

Deferred tax assets:
Accrued liabilities	$33,448	$15,745
State incentive credits and operating loss carryforwards	7,382	8,546
Other deferred tax assets	4,462	2,388

Total deferred tax assets	45,292	26,679

Deferred tax liabilities:
Depreciation and amortization, net	(78,842)	(503)
Unrealized investment gain	(12,455)	(24,095)
Prepaid expenses	(4,523)	(5,990)

Total deferred tax liabilities	(95,820)	(30,588)

Less: Valuation allowance	(5,266)	(4,234)

Net deferred tax liabilities	$(55,794)	$(8,143)

      A valuation allowance has been provided against certain state incentive credit and state net operating loss carryforwards because realization of these amounts is dependent on generating sufficient state taxable income in future periods. At the present time, realization of these amounts is not considered more likely than not. At

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 27, 2002, state incentive credit carryforwards totaled approximately $10.1 million. Of this amount, approximately $6.0 million expire December 31, 2007 and $4.1 million expire December 31, 2014. At September 27, 2002, state net operating loss carryforwards totaled approximately $10.9 million and expire beginning December 31, 2004. Additionally, the Company has approximately $4.1 million of federal net operating loss carryforwards, which expire beginning December 31, 2018 and are subject to annual limitations on utilization in future periods.

10.     Net Capital

      The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

      The Company’s broker-dealer subsidiaries had net capital, in the aggregate, of $183.2 million and $60.2 million as of September 27, 2002 and September 28, 2001, respectively, which exceeded aggregate minimum net capital requirements by $150.3 million and $38.8 million, respectively. Subsidiary net capital in the amount of $32.9 million and $21.4 million as of September 27, 2002 and September 28, 2001, respectively, was not available for transfer to the Company.

11.     Stock Option and Incentive Plans

      The Company has four stock incentive plans. The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) were established by the Company. The Datek Online Holdings Corp. 1998 Stock Option Plan (the “Datek 1998 Plan”) and 2001 Stock Incentive Plan (the “Datek 2001 Plan”) were established by Datek and amended and restated by the Company effective September 9, 2002 in connection with the Datek merger.

      The Long-Term Incentive Plan authorizes the award of options to purchase Common Stock, Common Stock appreciation rights, shares of Common Stock and performance units. The Long-Term Incentive Plan reserves 20,000,000 shares of the Company’s Common Stock for issuance to eligible employees. The Directors Plan authorizes the award of options to purchase Common Stock and shares of Common Stock. The Directors Plan reserves 960,000 shares of the Company’s Common Stock for issuance to non-employee directors. Options are generally granted by the Company at not less than the fair market value at grant date, vest over a one to four year period, and expire 10 years after the grant date.

      The Datek 1998 Plan and Datek 2001 Plan authorize the award of options to purchase Common Stock. The Datek 1998 Plan reserves 35,502,818 shares of the Company’s Common Stock for issuance to employees or consultants of the Company; non-employee directors of the Company; or employees of a corporation or other business enterprise which has been acquired by the Company, who hold options to purchase the acquired company’s stock, if the Company has agreed to assume those options. The Datek 2001 Plan reserves 15,976,268 shares of the Company’s Common Stock for issuance to directors or non-voting observers to the Board of Directors, officers and employees of the Company. In connection with the Datek merger, on September 9, 2002 the Company granted 14,179,898 replacement options pursuant to the Datek 1998 Plan, 9,618,010 replacement options pursuant to the Datek 2001 Plan and 1,399,873 replacement options pursuant to individual compensation arrangements.

      Pursuant to the Company’s employment agreement with its Chief Executive Officer (the “CEO”), the Company is required to grant stock options to the CEO on March 2, 2003 equal to two percent of the then outstanding shares of Company Common Stock. The options would be granted with an exercise price equal to the fair market value of the Common Stock on the grant date. The CEO must be employed by the Company on March 2, 2003 in order to receive this grant.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the status of the Company’s outstanding stock options as of the fiscal years ended:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	6,810	$9.67	3,689	$12.59	2,171	$8.39
Granted:
Exercise price equal to market value	2,610	5.41	4,975	8.71	2,147	16.95
Exercise price below market value(1)	5,943	1.70	—	—	—	—
Exercise price above market value(1)	19,255	4.71	—	—	—	—
Exercised	(619)	1.36	(315)	4.54	(251)	2.11
Canceled	(2,527)	6.37	(1,539)	14.62	(378)	20.22

Outstanding at end of year	31,472	$5.20	6,810	$9.67	3,689	$12.59
Exercisable at end of year	22,954	$4.72	2,147	$7.96	874	$5.96
Available for future grant at end of year	40,493		2,793		6,358
Weighted average fair value of options granted during the year:
Exercise price equal to market value		$3.66		$6.13		$12.68
Exercise price below market value(1)		$2.03		—		—
Exercise price above market value(1)		$0.72		—		—

(1)	Options granted with exercise prices above and below market value during fiscal 2002 consist of replacement options granted in connection with the Datek merger.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the stock options outstanding at September 27, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted-		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$0.99 — $4.00	6,484	3.6	$1.85	6,364	$1.82
$4.01 — $8.00	20,626	6.5	4.85	14,020	4.71
$8.01 — $12.00	3,133	8.3	9.03	1,839	8.66
$12.01 — $16.00	20	7.6	15.19	10	15.19
$16.01 — $20.00	1,019	7.0	16.80	531	16.80
$20.01 — $30.00	87	7.5	23.19	87	23.19
$30.01 — $40.00	103	6.1	36.50	103	36.50

$0.99 — $40.00	31,472	6.1	5.20	22,954	4.72

      Pro forma information regarding the net income (loss) and earnings (loss) per share is required by SFAS No. 123. This information is required as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002, 2001 and 2000, respectively: risk-free interest rate of 4.0 percent, 5.0 percent and 6.0 percent; dividend yield of zero for all years; expected volatility of 82 percent, 90 percent and 85 percent; and an expected option life of five years for all years. Pro forma net loss and net loss per share are as follows for the fiscal years ended:

	2002	2001	2000

Net loss
As reported	$(28,963)	$(91,177)	$(13,626)
Pro forma	$(42,178)	$(99,182)	$(18,135)
Basic and diluted net loss per share
As reported	$(0.13)	$(0.49)	$(0.08)
Pro forma	$(0.19)	$(0.53)	$(0.10)

      From February 2001 to February 2002, Datek issued to certain employees of a former subsidiary, The Island Holding Company, Inc. (“Island”), Stock Appreciation Rights (“SARs”) indexed to the value of Datek’s common shares. The Company issued replacement SARs in connection with the Datek merger. Upon exercise of these SARs, the Company must deliver cash in an amount equal to the excess, if any, of the market value of the Company’s shares over the exercise price. The Company includes the market value of SARs in accrued expenses in the consolidated balance sheet. The Company recognized compensation expense of $0.9 million during fiscal 2002 for changes in the market value of these SARs after the grant date. The following table summarizes SAR activity for fiscal 2002:

	Number	Weighted Average
	of SARs	Exercise Price

Granted	5,600	$3.59
Exercised	(1,715)	$1.32
Cancelled	(115)	$1.78

Outstanding at end of year	3,770	$4.68
Exercisable at end of year	2,792	$4.62

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, Datek issued to certain of its employees SARs that are indexed to the value of Island’s Class A Shares (“Island SARs”). Upon exercise of an Island SAR, the Company must deliver to the employee cash in an amount equal to the excess, if any, of the market value of an Island Class A Share over the Island SAR exercise price. To hedge its exposure under the Island SAR obligations, Datek purchased from Island options (the “Island Hedge Options”) to buy from Island Class A Shares at prices equivalent to the exercise prices of the Island SARs. The Island Hedge Options have exercise, forfeiture and expiration terms that are equivalent to the Island SARs. In September 2002, Island was acquired by Instinet Group Incorporated (“Instinet”), which resulted in the Island SARs and Island Hedge Options converting to SARs and options, respectively, based on the stock price of Instinet and the Island Hedge Options becoming exercisable for Instinet shares. The Company has elected to accelerate the Island SARs in accordance with the terms of the Island SAR plan, and accordingly will exercise the Island Hedge Options and sell the Instinet shares acquired under the options over a 30 day period beginning November 6, 2002, pursuant to a resale shelf registration statement. The Company’s obligation to a holder of an Island SAR will be equal to the excess of the weighted average sale price from the sale of the Instinet shares acquired upon exercise of the Island Hedge Options, over the exercise price of the Island SAR. At September 27, 2002, there were 1,424,055 Island SARs outstanding with a weighted average exercise price of $0.91 per share.

      Included as a reduction of additional paid-in capital are limited recourse notes from stockholders of $9.3 million and related accrued interest of $1.7 million as of September 27, 2002. These notes are secured by the Common Stock issued pursuant to each note, mature in five years from execution and accrue interest at the prime rate.

12.     Employee Benefit Plans

      The Company has a 401(k) and profit-sharing plan under which the annual and matching contributions are determined at the discretion of the Board of Directors. Profit-sharing expense was $0, $1.5 million and $0 for fiscal years 2002, 2001 and 2000, respectively. No 401(k) matching contributions were made during fiscal years 2002, 2001 and 2000.

      The Company had an executive bonus plan that was designed to allow designated executive participants the opportunity to earn bonus awards with current and deferred components. The value of each component was based on the annual increase, if any, in the book value per share of the Common Stock. Executive bonus plan expense was $0 for fiscal year 2000. The executive bonus plan was terminated at the end of fiscal 2000.

13.     Commitments and Contingencies

      Lease Commitments — The Company and its subsidiaries have various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows:

	Minimum Lease	Sublease	Net Lease
Fiscal Year Ending	Payments	Proceeds	Commitments

2003	$35,096	$(1,220)	$33,876
2004	15,652	(883)	14,769
2005	9,118	(769)	8,349
2006	6,347	(619)	5,728
2007	6,201	(619)	5,582
Thereafter (to April 2019)	35,470	(1,820)	33,650

Total	$107,884	$(5,930)	$101,954

      Rental expense was approximately $36.2 million, $55.4 million and $31.5 million for fiscal years 2002, 2001 and 2000, respectively.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Legal — In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The court granted summary judgment for the Company on January 2, 2002. The plaintiffs have appealed.

      The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. Management cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding these proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

      Patent Matter — An owner of a large patent portfolio relating to interactive voice response systems has sent correspondence to the Company in which he alleges infringement of one of his patents. The Company has not admitted any infringement. In July 2002, the Company commenced negotiations with the patent owner to resolve this issue. If an agreement is reached, it is probable that the Company would be required to pay a fee for the past use of this technology, which, based on Company estimates, is expected to be approximately $2.5 million. This estimate is not precise and actual results could differ materially. If an agreement is not reached and the patent owner succeeds in establishing infringement in a lawsuit, the Company may be liable to pay damages in the amount of the value of the use of the technology. If the Company were found to have engaged in willful infringement, a court would have the discretion to increase damages by up to three times, and to award attorneys’ fees. The Company has accrued $2.5 million for this matter as of September 27, 2002.

      General Contingencies — In the ordinary course of business, there are various contingencies which are not reflected in the financial statements. These include Ameritrade, Inc. and iClearing client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the clients are unable to fulfill their contracted obligations.

      Client securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin related transactions may expose the Company to off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses which clients may incur. In the event the client fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client’s obligations.

      The Company seeks to control the risks associated with its client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the clients to deposit additional collateral, or to reduce positions, when necessary.

      The Company borrows and loans securities both to cover short sales and to complete client transactions in the event that a client fails to deliver or receive securities by the required date. Securities borrowed and securities loaned transactions are reported as collateralized financings except where other securities are used as collateral. Securities borrowed transactions require the Company to deposit cash or other collateral with the

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lender. With respect to securities loaned, the Company receives cash or other collateral in an amount generally in excess of the market value of securities loaned. Failure to maintain levels of cash deposits or pledged securities at all times at least equal to the value of the related securities can subject the Company to risk of loss. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.

      As of September 27, 2002, client margin securities of approximately $1.9 billion and stock borrowings of approximately $1.4 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had sold or repledged approximately $2.2 billion of that collateral as of September 27, 2002.

      Employment Agreements — The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in the control of the Company. Salaries are subject to adjustments according to the Company’s financial performance and other factors.

14.     Segment Information

      On June 27, 2001, the Company announced a reorganization of its corporate and management structure. The new structure created two principal business units, a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings tailored to specific clients and their respective investing and trading preferences. The Private Client Division provides brokerage services directly to individual investors. The Institutional Client Division provides clearing services, brokerage capabilities and advisor tools as co-branded or private-label products to business partners and their customers. During the fourth quarter of fiscal 2001 and first quarter of fiscal 2002, the Company operated in one reportable business segment as the new organizational structure was implemented and the management financial reporting structure was developed. During the second fiscal quarter of 2002, the Company substantially completed development of its new management financial reporting structure. The Company reevaluated its segment reporting in light of the new financial reporting structure, and determined that the Company’s Private Client and Institutional Client divisions are reportable business segments. Client segments within the Private Client and Institutional Client divisions have been aggregated due to similarities in economic characteristics, types of services provided, types of clients, distribution channels and regulatory environment.

      The Company evaluates the performance of its segments based on both segment contribution (net revenues less direct expenses) and pretax income (segment contribution less allocated expenses). Identifiable assets are not disclosed, as they are not used in evaluating segment performance or in allocating resources to segments. Financial information for the Company’s reportable segments is presented in the following table for fiscal 2002. The totals are equal to the Company’s consolidated amounts as reported in the condensed consolidated statements of operations. Certain corporate overhead and administrative costs not specifically identifiable to a particular segment are not allocated to the operating segments and remain in the Corporate

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

column. Information for fiscal years 2001 and 2000 is not presented, as it would be impracticable to restate those periods to reflect the new reporting structure.

	Private	Institutional
	Client	Client	Corporate	Total

Non-interest revenues	$313,935	$12,773	$—	$326,708
Interest revenue, net	101,583	2,502	—	104,085

Net revenues	415,518	15,275	—	430,793
Direct expenses	58,121	11,917	315,866	385,904

Segment contribution	357,397	3,358	(315,866)	44,889
Allocated expenses	260,665	3,658	(264,323)	—
TradeCast impairment (see Note 6)	56,431	6,975	—	63,406

Income (loss) before income taxes	$40,301	$(7,275)	$(51,543)	$(18,517)

15.     Quarterly Data (Unaudited)

	For the Fiscal Year Ended September 27, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Revenues	$111,285	$109,309	$102,843	$119,616
Client interest expense	3,095	2,573	2,580	4,012

Net revenues	108,190	106,736	100,263	115,604
Operating expenses	78,370	80,966	76,279	89,243

Operating margin	29,820	25,770	23,984	26,361

Advertising	14,580	22,342	13,922	10,203
Restructuring and asset impairment charges	—	—	—	63,406

Income (loss) before income taxes	15,240	3,428	10,062	(47,248)
Net income (loss)	$9,003	$1,947	$5,774	$(45,688)

Basic earnings (loss) per share	$0.04	$0.01	$0.03	$(0.17)
Diluted earnings (loss) per share	$0.04	$0.01	$0.03	$(0.17)
Stock price data
High	$7.27	$6.93	$6.87	$4.58
Low	$3.80	$5.06	$3.82	$2.95

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended September 28, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$148,446	$133,806	$119,972	$96,453
Client interest expense	17,524	14,819	7,385	4,218

Net revenues	130,922	118,987	112,587	92,235
Operating expenses	101,595	100,182	91,430	82,488

Operating margin	29,327	18,805	21,157	9,747

Advertising	63,489	44,343	18,688	8,250
Gain on sale of investment	—	—	—	(9,692)
Restructuring and asset impairment charges	3,000	3,200	—	32,068
Debt conversion expense	—	62,082	—	—

Income (loss) before income taxes	(37,162)	(90,820)	2,469	(20,879)
Net income (loss)	$(23,032)	$(54,191)	$70	$(14,024)

Basic earnings (loss) per share	$(0.13)	$(0.30)	$0.00	$(0.07)
Diluted earnings (loss) per share	$(0.13)	$(0.30)	$0.00	$(0.07)
Stock price data
High	$17.81	$12.50	$10.02	$7.54
Low	$6.81	$5.06	$3.75	$3.33

Quarterly amounts may not sum to year end totals due to rounding.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2003 annual meeting of stockholders, to be held February 12, 2003, to be filed with the SEC pursuant to Regulation 14A within 120 days after September 27, 2002 (the “Proxy Statement”).

Item 11.	Executive Compensation

      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from portions of the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes, as of September 27, 2002, information about compensation plans under which equity securities of the Company are authorized for issuance:

			Number of Securities
			Remaining Available
		Weighted-average	for Future Issuance
	Number of Securities to	Exercise Price of	under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	30,466,438	$5.22	40,493,215 (1)
Individual equity compensation arrangements (aggregated)	1,005,794	$4.51	N/A

Total	31,472,232	$5.20	40,493,215

(1)	The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of Common Stock as well as options. As of September 27, 2002, there were, in the aggregate, 11,256,804 shares remaining available for issuance pursuant to the Long-Term Incentive Plan and the Directors Plan.

      The table above includes the following options assumed in connection with the Company’s merger with Datek in fiscal 2002:

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise	Exercise Price of
	of Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	22,001,346	$3.99
Individual equity compensation arrangements (aggregated)	1,005,794	$4.51

Total	23,007,140	$4.01

      The Company does not have any equity compensation plans that were not previously approved by stockholders. At September 27, 2002, the Company had in place individual compensation arrangements assumed in the Datek merger that were not approved by Datek’s stockholders as follows:

•	Moishe Zelcer, a former employee of Datek, has an option to purchase 532,542 shares of Company Common Stock under a stock option agreement dated December 30, 1999. This option is fully vested and exercisable at an exercise price of $4.51 per share. This option expires on December 29, 2009.

•	Stern Investment Management LLC, a New Jersey limited liability company leasing premises to Datek, has an option to purchase 355,028 shares of Company Common Stock under a non-qualified stock option agreement dated April 25, 2000. This option is fully vested and exercisable at an exercise price of $4.51 per share. This option expires on April 24, 2010.

•	TMP Worldwide Executive Search, a Delaware company that has provided executive search services to Datek, has an option to purchase 118,224 shares of Company Common Stock under a nonqualified stock option agreement dated April 17, 2000. This option is fully vested and exercisable at an exercise price of $4.51 per share. This option expires on April 17, 2010.

Item 13.	Certain Relationships and Related Transactions

      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 14.	Controls and Procedures

      Management, including the Chief Executive Officer and Chief Financial Officer, within 90 days before the filing date of the annual report on Form 10-K for the fiscal year ended September 27, 2002, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this Report

           1.     Financial Statements

See “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”

           2.     Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant (Parent Company Information) is included in 15(d) below. Schedule II — Valuation and Qualifying Accounts is included in 15(d) below.

3.	Exhibits See Item 15(c) below.

      (b)     Reports on Form 8-K

           1.     On August 30, 2002, a Form 8-K was filed with the SEC under Item 5.

           2.     On September 5, 2002, a Form 8-K was filed with the SEC under Item 5.

           3.     On September 16, 2002, a Form 8-K was filed with the SEC under Items 1, 2, 5 and 7.

      (c)     Exhibits

2.1	Merger Agreement, dated as of June 30, 2000, among Ameritrade Holding Corporation, Financial Passport, Inc., OM Acquisition Sub I, Inc. and OnMoney Financial Services Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 11, 2000)
2.2	Agreement and Plan of Merger, dated as of February 13, 2001, among Ameritrade Holding Corporation, TradeCast Inc., TC Merger Sub, Inc. and the Stockholders of TradeCast Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 12, 2001)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.5	Interest Purchase Agreement, dated as of February 13, 2001, among Ameritrade Holding Corporation, ForTradeCast L Partners, L.P. and ForTradeCast S Partners, L.P. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.6	Amendment No. 1 to Interest Purchase Agreement, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.7	Amendment No. 2 to Interest Purchase Agreement, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.8	Purchase Agreement, dated as of July 30, 2001, between National Discount Brokers Group, Inc. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2001)

2.9	Second Amended and Restated Agreement and Plan of Merger, dated as of July 26, 2002, by and between Datek Online Holdings Corp., Ameritrade Holding Corporation, Arrow Stock Holding Corporation, Arrow Merger Corp. and Dart Merger Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on August 5, 2002)
3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)
3.2	By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-A filed on September 5, 2002)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
4.2	Form of Note for the Company’s 5.75% Convertible Subordinated Note due August 1, 2004 (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)
4.3	Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)
4.4	First Supplemental Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)
4.5	Second Supplemental Indenture dated August 30, 2002, between Ameritrade Holding Corporation, Arrow Stock Holding Corporation and The Bank of New York, as trustee
10.1	Broker Loan Pledge and Security Agreement, dated as of December 22, 1998, made by Advanced Clearing, Inc. (now known as Ameritrade, Inc.) in favor of The First National Bank of Chicago (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.2	Master Broker Loan Note, dated as of December 22, 1998, made by Advanced Clearing, Inc. (now known as Ameritrade, Inc.) in favor of The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.3	First Amendment to Broker Loan Pledge and Security Agreement, dated as of January 14, 1999, made by Advanced Clearing, Inc. (now known as Ameritrade, Inc.) in favor of The First National Bank of Chicago (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.4	Securities Clearing Agreement, dated as of January 28, 1997, between The Bank of New York and Ameritrade Clearing, Inc. (now known as Ameritrade, Inc.) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.5	Lease, dated as of January 19, 1998, between United Investment Joint Venture d/b/a Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company’s quarterly report on Form 10-Q filed on May 12, 1998)
10.6	Lease, dated as of March 19, 1999, between Alliance Gateway No. 17, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)
10.7	Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)

10.8		Agreement of Lease, dated July 28, 1999, between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)
10.9		First Amendment to Lease, dated September 27, 1999 between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)
10.10		Addendum to Lease, dated July 28, 1999 between NBP 132, LLC and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)
10.11	*	Employment Agreement, dated as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 14, 2001)
10.12	*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.13	*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.14	*	Employment Agreement, dated as of October 1, 2001, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.15	*	Executive Employment Agreement, dated as of February 1, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)
10.16	*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.17	*	Executive Employment Agreement, dated as of February 1, 2002, between Vincent Passione and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)
10.18	*	Employment Agreement Addendum, Waiver of Change of Control, dated July 15, 2002, between Vincent Passione and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.19	*	Executive Employment Agreement, dated as of September 9, 2002, between Kurt D. Halvorson and Ameritrade Holding Corporation
10.20	*	Executive Employment Agreement, dated as of September 9, 2002, between Ellen L.S. Koplow and Ameritrade Holding Corporation
10.21	*	Executive Employment Agreement, dated as of September 9, 2002, between John R. MacDonald and Ameritrade Holding Corporation
10.22	*	Executive Employment Agreement, dated as of September 9, 2002, between John P. Ricketts and Ameritrade Holding Corporation
10.23	*	1996 Long-Term Incentive Plan, as amended and restated effective September 9, 2002 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-86164, filed on September 10, 2002)
10.24	*	1996 Directors Incentive Plan, as amended and restated effective September 9, 2002 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-40631, filed on September 10, 2002)

10.25	*	Executive Deferred Compensation Program, dated as of October 1, 2000 and As Further Amended Through February 2001 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.26	*	2002 Management Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)
10.27	*	Datek 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)
10.28	*	Datek 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)
10.29		Amended and Restated Revolving Credit Agreement dated as of December 28, 2001, among Ameritrade Holding Corporation and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed February 13, 2002)
10.30		First Amendment to Amended and Restated Revolving Credit Agreement dated as of July 11, 2002
10.31		Amended and Restated Stock Pledge Agreement dated as of December 28, 2001, among Ameritrade Holding Corporation and First National Bank of Omaha (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed February 13, 2002)
10.32		First Amendment to Amended and Restated Stock Pledge Agreement dated as of July 11, 2002
10.33		Consent, Waiver and Amendment to Amended and Restated Revolving Credit Agreement dated as of September 9, 2002
10.34		Stockholders Agreement, dated April 6, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on May 17, 2002)
10.35		Registration Rights Agreement, dated July 26, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein
21.1		Subsidiaries of the Registrant
23.1		Independent Auditors’ Consent
99.1		Written Statement of Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(c) of this report.

      (d) Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      We have audited the consolidated financial statements of Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) as of September 27, 2002 and September 28, 2001 and for each of the three years in the period ended September 27, 2002 and have issued our report thereon dated October 24, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Ameritrade Holding Corporation, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

October 24, 2002

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

As of September 27, 2002 and September 28, 2001

	2002	2001

	(In thousands, except
	share amounts)
ASSETS
Cash and cash equivalents	$11,607	$757
Investments in subsidiaries	1,134,529	410,079
Investments	33,618	62,717
Other assets	6,809	6,226

Total assets	$1,186,563	$479,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$29,957	$19,831
Notes payable	47,645	70,145
Income taxes payable	2,888	—
Deferred income taxes	7,674	18,370

Total liabilities	88,164	108,346

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, 2002 — $.01 par value, 100,000,000 shares authorized; 2001 — $1 par value, 3,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value:
Common Stock: 2002 — 650,000,000 shares authorized; 433,598,239 shares issued	4,336	—
Class A: 2001 — 270,000,000 shares authorized; 198,922,132 shares issued	—	1,990
Convertible Class B: 2001 — 18,000,000 shares authorized; 16,372,800 shares issued and outstanding	—	164

Total Common Stock	4,336	2,154
Additional paid in capital	1,160,200	384,175
Accumulated deficit	(78,470)	(49,507)
Treasury stock: 2002 — 1,491,747 Common shares at cost; 2001 — 116,821 Class A Common shares at cost	(7,317)	(1,746)
Deferred compensation	967	215
Accumulated other comprehensive income	18,683	36,142

Total stockholders’ equity	1,098,399	371,433

Total liabilities and stockholders’ equity	$1,186,563	$479,779

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended September 27, 2002, September 28, 2001 and September 29, 2000

	2002	2001	2000

	(In thousands)
Revenues:
Interest revenue	$28	$5,615	$999
Management fee	1,330	44,607	49,554
Other	790	2	43

Total revenues	2,148	50,224	50,596
Expenses:
Employee compensation and benefits	9,075	15,864	13,718
Professional services	407	7,088	10,930
Interest on borrowings	4,489	10,223	16,417
Other	5,333	15,526	13,211

Total operating expenses	19,304	48,701	54,276

Operating income (loss)	(17,156)	1,523	(3,680)
Gain on sale of investment	—	(9,692)	—
Debt conversion expense	—	62,082	—

Loss before income taxes and equity in loss of subsidiaries	(17,156)	(50,867)	(3,680)
Income tax benefit	(6,372)	(19,660)	(1,271)

Loss before equity in loss of subsidiaries	(10,784)	(31,207)	(2,409)
Equity in loss of subsidiaries	(18,179)	(59,970)	(11,217)

Net loss	$(28,963)	$(91,177)	$(13,626)

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 27, 2002, September 28, 2001 and September 29, 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(28,963)	$(91,177)	$(13,626)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in loss of subsidiaries	18,179	59,970	11,217
Depreciation and amortization	—	4,635	6,687
Deferred income taxes	944	(48,407)	(554)
Loss on disposal of property	—	973	—
Gain on sale of investment	—	(9,692)	—
Changes in operating assets and liabilities:
Other assets	(583)	7,117	(3,061)
Accounts payable and accrued liabilities	13,716	(4,589)	14,366
Income taxes payable	3,542	—	—

Net cash flows from operating activities	6,835	(81,170)	15,029

Cash flows from investing activities:
Investment in subsidiaries	(5,185)	(1,545)	(269,976)
Dividends from subsidiaries	33,750	121,534	152,153
Purchase of property and equipment	—	(2,319)	(17,487)
Proceeds from sale of investment	—	16,359	—
Purchase of investments	—	(176)	(6,936)

Net cash flows from investing activities	28,565	133,853	(142,246)

Cash flows from financing activities:
Proceeds from notes payable	—	74,900	160,000
Principal payments on notes payable	(22,500)	(127,400)	(85,000)
Proceeds from exercise of stock options and other	2,692	1,431	531
Repurchase of Common Stock	(4,830)	(1,257)	(269)
Issuance of Common Stock	88	152	262

Net cash flows from financing activities	(24,550)	(52,174)	75,524

Net increase (decrease) in cash and cash equivalents	10,850	509	(51,693)
Cash and cash equivalents at beginning of period	757	248	51,941

Cash and cash equivalents at end of period	$11,607	$757	$248

Supplemental cash flow information:
Interest paid	$3,628	$12,250	$14,292
Income taxes paid (refunds received)	$1,293	$(7,134)	$(9,361)
Noncash investing and financing activities:
Property and equipment transferred to subsidiaries, net	$—	$(43,704)	$—
Tax benefit on exercise of stock options	$654	$974	$1,666
Issuance of Common Stock in acquisition of subsidiaries	$770,112	$224,456	$21,377
Conversion of convertible notes to Class A Common Stock	$—	$152,355	$—
Deferred income taxes on debt conversion	$—	$(42,825)	$—

SCHEDULE II

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 27, 2002, September 28, 2001 and September 29, 2000

	Balance at	Charged to	Acquired in	Write-off	Balance at
	Beginning of	Costs and	Business	of Doubtful	End of
	Period	Expenses	Combinations	Accounts	Period

	(In thousands)
Fiscal year ended September 27, 2002
Allowance for doubtful accounts	$3,822	$870	$10,490	$(1,367)	$13,815
Fiscal year ended September 28, 2001
Allowance for doubtful accounts	$4,017	$711	$—	$(906)	$3,822
Fiscal year ended September 29, 2000
Allowance for doubtful accounts	$2,916	$3,637	$—	$(2,536)	$4,017

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Omaha, State of Nebraska, on this 13th day of December, 2002.

AMERITRADE HOLDING CORPORATION

By:	/s/ JOSEPH H. MOGLIA

Joseph H. Moglia
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN R. MACDONALD

John R. MacDonald
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of December, 2002.

/s/ J. JOE RICKETTS J. Joe Ricketts Chairman of the Board	/s/ C. KEVIN LANDRY ------------------------------------------ C. Kevin Landry Director

/s/ J. PETER RICKETTS J. Peter Ricketts President — Private Client Division, Vice Chairman and Secretary	/s/ MARK L. MITCHELL ------------------------------------------ Mark L. Mitchell Director

/s/ MICHAEL D. FLEISHER Michael D. Fleisher Director	/s/ STEPHEN PAGLIUCA ------------------------------------------ Stephen Pagliuca Director

/s/ GLENN H. HUTCHINS Glenn H. Hutchins Director	/s/ THOMAS S. RICKETTS ------------------------------------------ Thomas S. Ricketts Director

CERTIFICATION

I, Joseph H. Moglia, certify that:

1. I have reviewed this annual report on Form 10-K of Ameritrade Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ JOSEPH H. MOGLIA

Joseph H. Moglia
Chief Executive Officer

CERTIFICATION

      I, John R. MacDonald, certify that:

1. I have reviewed this annual report on Form 10-K of Ameritrade Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ JOHN R. MACDONALD

John R. MacDonald
Executive Vice President,
Chief Financial Officer and Treasurer