Form 10-K/A
period 2002-09-27
AMERITRADE HOLDING CORP
filed 2003-02-07
CIK 1173431

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934 for the fiscal year ended September 27, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number: 0-49992

AMERITRADE HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)

4211 South 102nd Street, Omaha, Nebraska
68127
(Address of principal executive offices)
(Zip Code)
(402) 331-7856
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Title of class
Common Stock — $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) under the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

EXPLANATORY NOTE
Summary Compensation Table
Signatures
CERTIFICATION
1st Amendment to Directors Incentive Plan
Amendment to Exec. Deferred Compensation Program
Certification of CEO and CFO

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed to:
1.	Correct the amount of bonus reported for Joseph H. Moglia, Chief Executive Officer, for the fiscal year ended September 28, 2001 in the Summary Compensation Table provided under Item 11 of Part III of Form 10-K.
2.	Include two exhibits that were omitted from the original filing.

Part III
Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

					Long-term
		Annual Compensation			Compensation

					Securities
					Underlying	All Other
				Other Annual	Options/	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation (1)($)	SARs (#)	($)

Joseph H. Moglia (2)	2002	600,000	1,068,930	7,775,000	—	6,337
Chief Executive Officer	2001	350,769	1,883,320	4,515,890	1,816,132	141,360

J. Joe Ricketts	2002	650,000	1,008,755	4,697	753,443	—
Chairman and Founder	2001	631,251	353,749	30,000	—	—
	2000	540,003	606,801	30,000	298,700	—

Vincent Passione	2002	350,000	—	354,700	—	—
President, Institutional Client Division	2001	329,135	125,000	617,500	350,000	—
	2000	300,000	425,000	—	—	—

John R. MacDonald (3)	2002	327,346	182,630	187,330	119,866	—
Executive Vice President, Chief	2001	311,250	87,500	262,500	100,000	—
Financial Officer and Treasurer	2000	155,770	58,414	175,241	87,200	23,895

Phylis M. Esposito (4)	2002	300,000	313,080	—	227,865	—
Executive Vice President, Chief Strategy Officer	2001	75,000	—	75,000	50,000	23,318

(1)	The amounts shown in this column for Mr. Moglia represent deferred compensation earned pursuant to his employment agreement. The amounts in this column for Mr. J. Joe Ricketts represent employer contributions to the Company’s Profit Sharing Plan in the form of Company Common Stock. In the cases of Mr. Passione, Mr. MacDonald and Ms. Esposito, the amounts shown include bonus payments that were deferred by the employee into a trust that holds shares of Common Stock pursuant to the Ameritrade Holding Corporation Executive Deferred Compensation Program and, in the cases of Mr. Passione and Mr. MacDonald, also include profit sharing contributions in the form of Company Common Stock.

(2)	Mr. Moglia became an employee of the Company in March 2001. Amounts under Bonus for fiscal 2001 include Mr. Moglia’s signing bonus pursuant to his employment agreement. Amounts under All Other Compensation for Mr. Moglia represent imputed interest resulting from payroll taxes paid on Mr. Moglia’s behalf in fiscal 2002 and reimbursement of moving expenses in fiscal 2001.

(3)	Mr. MacDonald became an employee of the Company in March 2000. The amount under All Other Compensation for Mr. MacDonald represents reimbursement of moving expenses.

(4)	Ms. Esposito became an employee of the Company in July 2001. The amount under All Other Compensation for Ms. Esposito represents reimbursement of moving expenses.

     The other information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits

10.36*	First Amendment to Ameritrade Holding Corporation 1996 Directors Incentive Plan, effective as of September 9, 2002

10.37*	Amendment to Ameritrade Holding Corporation Executive Deferred Compensation Program (As Amended Through February 2001), effective as of September 9, 2002

99.1	Written Statement of Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(c) of this report.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February, 2003.

Ameritrade Holding Corporation

By: /s/ John R. MacDonald
John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Joseph H. Moglia, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ameritrade Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

4. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ Joseph H. Moglia
Joseph H. Moglia
Chief Executive Officer

CERTIFICATION

I, John R. MacDonald, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ameritrade Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

4. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ John R. MacDonald
John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer