Form 10-Q
period 2002-12-31
AMERITRADE HOLDING CORP
filed 2003-02-13
CIK 1173431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2002

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-49992

AMERITRADE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)

4211 South 102nd Street, Omaha, Nebraska
68127
(Address of principal executive offices)
(Zip Code)
(402) 331-7856
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes (X) No (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (   )

As of January 31, 2003, there were 430,485,449 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Consolidated Financial Statements
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
Item 4. — Controls and Procedures
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Item 6. — Exhibits and Reports on Form 8-K
(a) Exhibits:
(b) Reports on Form 8-K:
Signatures
CERTIFICATION
2nd Amend & Restd Revolving Credit Agreement
Amended & Restated Stock Pledge Agreement
2nd Amended & Restated Stock Pledge Agreement
Amended & Restated Stock Pledge Agreement
Independent Accountants' Awareness Letter
Written Statement of Certification

AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION

      Item 1. — Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively “the Company”) as of December 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries as of September 27, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated October 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 27, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

February 11, 2003
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	December 31,	September 27,
	2002	2002

ASSETS

Cash and cash equivalents	$164,241	$198,398
Cash and investments segregated in compliance with federal regulations	6,093,285	5,665,109
Receivable from brokers, dealers and clearing organizations	1,122,133	1,397,862
Receivable from clients and correspondents — net of allowance for doubtful accounts	1,448,136	1,408,730
Property and equipment — net of accumulated depreciation and amortization	55,425	57,219
Goodwill	713,376	708,030
Acquired intangible assets — net of accumulated amortization	252,344	256,949
Investments	40,694	34,684
Other assets	71,919	73,860

Total assets	$9,961,553	$9,800,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$1,430,700	$1,917,482
Payable to clients and correspondents	7,002,052	6,350,207
Accounts payable and accrued liabilities	225,957	252,833
Convertible subordinated notes	46,295	47,645
Income taxes payable	70,830	78,481
Deferred income taxes	62,385	55,794

Total liabilities	8,838,219	8,702,442

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; Dec. 31, 2002 - 433,628,239 shares issued; Sept. 27, 2002 - 433,598,239 shares issued	4,336	4,336
Additional paid-in capital	1,164,839	1,160,200
Accumulated deficit	(56,428)	(78,470)
Treasury stock, Common shares at cost — Dec. 31, 2002 - 3,374,063 shares; Sept. 27, 2002 - 1,491,747 shares	(13,196)	(7,317)
Deferred compensation	1,499	967
Accumulated other comprehensive income	22,284	18,683

Total stockholders’ equity	1,123,334	1,098,399

Total liabilities and stockholders’ equity	$9,961,553	$9,800,841

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended

	December 31, 2002	December 31, 2001

Revenues:
Commissions and clearing fees	$116,184	$65,659
Interest revenue	41,796	29,126
Other	28,345	16,500

Total revenues	186,325	111,285
Client interest expense	5,798	3,095

Net revenues	180,527	108,190

Operating expenses:
Employee compensation and benefits	45,750	32,925
Communications	13,128	9,960
Occupancy and equipment costs	16,177	13,566
Depreciation and amortization	8,725	6,737
Professional services	11,321	4,781
Interest on borrowings	1,188	1,826
Other	15,411	6,082

Total operating expenses	111,700	75,877

Operating margin	68,827	32,313
Advertising	32,028	17,073

Income before income taxes	36,799	15,240
Provision for income taxes	14,757	6,237

Net income	$22,042	$9,003

Basic earnings per share	$0.05	$0.04
Diluted earnings per share	$0.05	$0.04
Weighted average shares outstanding — basic	429,813	215,538
Weighted average shares outstanding — diluted	432,029	216,397

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended

	December 31, 2002	December 31, 2001

Cash flows from operating activities:
Net income	$22,042	$9,003
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,120	6,539
Deferred income taxes	5,433	5,538
Loss on disposal of property	409	193
Gain on debt retirement	(182)	—
Amortization of intangible assets	4,605	197
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(428,176)	(381,699)
Brokerage receivables	236,323	(438,097)
Other assets	1,941	(2,878)
Brokerage payables	165,063	822,174
Accounts payable and accrued liabilities	(38,353)	9,232

Net cash flows from operating activities	(26,775)	30,202

Cash flows from investing activities:
Purchase of property and equipment	(3,392)	(1,289)
Proceeds from sale of property and equipment	657	533
Cash paid in business combinations, net	(1,855)	(1,913)

Net cash flows from investing activities	(4,590)	(2,669)

Cash flows from financing activities:
Principal payments on debt	(1,168)	(10,000)
Proceeds from exercise of stock options and other	5,325	64
Purchase of treasury stock	(14,606)	(18)
Payments received on stockholder loans	7,657	—

Net cash flows from financing activities	(2,792)	(9,954)

Net increase (decrease) in cash and cash equivalents	(34,157)	17,579
Cash and cash equivalents at beginning of period	198,398	24,134

Cash and cash equivalents at end of period	$164,241	$41,713

Supplemental cash flow information:
Interest paid	$7,128	$4,306
Income taxes paid	$15,981	$675
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$1,465	$25
Issuance of Common Stock in acquisition of subsidiaries	$—	$3,553

See notes to condensed consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Columnar amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 27, 2002.

Certain items in prior year condensed consolidated financial statements have been reclassified to conform to the current presentation.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company is evaluating whether to adopt the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change. If the Company were to elect to change to the fair value based method using the retroactive restatement alternative under SFAS No. 148, the Company estimates the additional compensation expense associated with stock-based compensation would reduce earnings by approximately $0.05 per share for fiscal 2003. Actual results may differ.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. There was no impact on the Company’s financial statements as a result of adopting FIN No. 45.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have an impact to its consolidated financial statements.

2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill for the three months ended December 31, 2002:

	Private	Institutional
	Client	Client	Total

Balance as of September 27, 2002	$707,941	$89	$708,030
Purchase accounting adjustments, net of income taxes (1)	6,432	—	6,432
Tax benefit of option exercises (2)	(1,086)	—	(1,086)

Balance as of December 31, 2002	$713,287	$89	$713,376

(1)	Purchase accounting adjustments consist primarily of adjustments to liabilities relating to the Company’s merger with Datek Online Holdings Corp. (“Datek”) on September 9, 2002.

(2)	Represents tax benefit of exercises of replacement stock options which were issued in connection with the Datek merger. The tax benefit of these option exercises was recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement options in the purchase accounting. The tax benefit of gains realized by the optionee in excess of the fair value recorded in the purchase accounting was recorded as additional paid-in capital.

The following table summarizes the major classes and carrying amounts of acquired intangible assets as of December 31, 2002:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Client relationships	$246,213	$(4,104)	$242,109
Noncompete agreements	7,583	(2,333)	5,250
Contract — Watcher Technologies	4,985	—	4,985

	$258,781	$(6,437)	$252,344

The Company expects amortization expense on acquired intangible assets to be $13.4 million for the remainder of fiscal 2003 and $10.8 million for each of the five succeeding fiscal years.

3. INVESTMENTS

The Company’s investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding shares. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of December 31, 2002 and September 27, 2002, the Company’s investment in Knight was valued at $37.9 million and $31.9 million, respectively. The Company’s cost basis is $0.7 million; therefore, the gross unrealized gain was $37.2 million and $31.2 million at December 31, 2002 and September 27, 2002, respectively.

As of December 31, 2002, the Company had pledged approximately 2.2 million shares of its Knight common stock as collateral under an equity index swap arrangement related to the Company’s deferred compensation plan for its Chief Executive Officer.

4. RESTRUCTURING AND EXIT LIABILITIES

     The following table summarizes activity in the Company’s restructuring and acquisition exit liabilities for the three months ended December 31, 2002:

		Paid and
	Balance at	Charged Against	Balance at
	Sept. 27, 2002	Liability	Dec. 31, 2002

Restructuring liabilities:

Occupancy and equipment costs	$5,719	$(984)	$4,735
Professional services	1,835	(172)	1,663
Other	3,800	(281)	3,519

Total restructuring liabilities	$11,354	$(1,437)	$9,917

Datek exit liabilities:

Employee compensation and benefits	$25,619	$(8,691)	$16,928
Occupancy and equipment costs	14,128	(2,326)	11,802
Other	5,107	(302)	4,805

Total Datek exit liabilities	$44,854	$(11,319)	$33,535

The Company expects to utilize the remaining restructuring liabilities over the respective lease periods through fiscal 2005. Most Datek employee compensation and other costs are expected to be paid during fiscal 2003, with any remaining amounts paid in fiscal 2004. Remaining Datek occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

5. NOTES PAYABLE

On December 16, 2002, the Company entered into a second amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $50 million through December 15, 2003, and is secured primarily by the Company’s stock in its subsidiaries. The interest rate on borrowings, determined on a monthly basis, initially is equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.75 percent. The interest rate will be decreased if the Company achieves certain levels of consolidated net income during the term of the agreement. At December 31, 2002, the interest rate on the revolving credit agreement would have been 4.13 percent. The Company also pays a commitment fee of 0.375 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at December 31, 2002 and no outstanding indebtedness under the prior revolving credit agreement at September 27, 2002. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends to stockholders. The Company was in compliance with or has obtained waivers for all covenants under the revolving credit agreements for all periods presented in the condensed consolidated financial statements.

The Company, through Ameritrade, Inc. and iClearing LLC (“iClearing”), its wholly owned securities clearing subsidiaries, had access to credit facilities with financial institutions of up to $220 million and $245 million as of December 31, 2002 and September 27, 2002, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. Letters of credit in the amount of $40 million as of December 31, 2002 and September 27, 2002 have been issued on behalf of the Company by several financial institutions and reduce the amount available under these credit facilities. The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. As of December 31, 2002 and September 27, 2002, no amounts were outstanding under line of credit arrangements and approximately $180 and $205 million, respectively, was available to the Company for either loans or, in some cases, letters of credit. The Company is generally required to pledge client securities to secure outstanding obligations under these credit facilities.

6. CONVERTIBLE SUBORDINATED NOTES

In October 2002, the Company repurchased and retired approximately $1.4 million of its 5.75 percent convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million. As of December 31, 2002, the Company had approximately $46.3 million of convertible subordinated notes outstanding, which are due August 1, 2004. These notes are convertible into approximately 1.4 million shares of Common Stock at a conversion rate of 30.7137 shares of Common Stock per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share).

7. NET CAPITAL

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company’s broker-dealer subsidiaries had aggregate net capital of $203.2 million and $183.2 million as of December 31, 2002 and September 27, 2002, respectively, which exceeded aggregate minimum net capital requirements by $169.9 million and $150.3 million, respectively. Subsidiary net capital in the amount of $33.3 million and $32.9 million as of December 31, 2002 and September 27, 2002, respectively, was not available for transfer to Ameritrade Holding Corporation.

8. COMMITMENTS AND CONTINGENCIES

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

NASD Matter — In August 2002, NASD (formerly, the National Association of Securities Dealers, Inc.) directed our broker-dealer subsidiaries, iClearing and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD maintains that the specified trades violate Regulation T of the Board of Governors of the Federal Reserve System. NASD is conducting an inquiry related to the specified trades. NASD may elect to bring disciplinary proceedings against iClearing or Ameritrade, Inc. seeking censures, fines, suspensions or other sanctions. The Company is unable to predict the outcome of the inquiry.

Patent Matter — An owner of a large patent portfolio relating to interactive voice response systems has sent correspondence to the Company in which he alleges infringement of one of his patents. The Company has not admitted any infringement. In July 2002, the Company commenced negotiations with the patent owner to resolve this issue. If an agreement is reached, it is probable that the Company would be required to pay a fee for the past use of this technology, which, based on Company estimates, is not expected to exceed approximately $3 million. This estimate is not precise and actual results could differ materially. If an agreement is not reached and the patent owner succeeds in establishing infringement in a lawsuit, the Company may be liable to pay damages in the amount of the value of the use of the technology. If the Company were found to have engaged in willful infringement, a court would have the discretion to increase damages by up to three times, and to award attorneys’ fees. The Company had $2.5 million accrued for this matter as of December 31, 2002 and September 27, 2002.

General Contingencies — In the ordinary course of business, there are various contingencies which are not reflected in the condensed consolidated financial statements. These include Ameritrade, Inc. and iClearing client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the clients are unable to fulfill their contracted obligations.

Client securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin-related transactions may expose the Company to off-balance-sheet risk in the event each client’s assets are not sufficient to fully cover losses which clients may incur. In the event the client fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the client’s obligations.

The Company seeks to control the risks associated with its client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.

The Company borrows and loans securities both to cover short sales and to complete client transactions in the event that a client fails to deliver or receive securities by the required date. Securities borrowed and securities loaned transactions are reported as collateralized financings except where other securities are used as collateral. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives cash or other collateral in an amount generally in excess of the market value of securities loaned. Failure to maintain levels of cash deposits or pledged securities at all times at least equal to the value of the related securities can subject the Company to risk of loss. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.

As of December 31, 2002, client margin securities of approximately $2.0 billion and stock borrowings of approximately $1.1 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had sold or repledged approximately $1.5 billion of that collateral as of December 31, 2002.

Employment Agreements — The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in control of the Company. Salaries are subject to adjustments according to the Company’s financial performance and other factors.

9. SEGMENT INFORMATION

Beginning in the second quarter of fiscal 2002, the Company had two reportable operating segments: a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings tailored to specific clients and their respective investing and trading preferences. The Private Client Division provides brokerage services directly to individual investors. The Institutional Client Division provides clearing services, brokerage capabilities and advisor tools as co-branded or private-label products to business partners and their customers. The Datek merger on September 9, 2002 resulted in a substantial increase in Private Client business. As a result, beginning with the first quarter of fiscal 2003, the Institutional Client Division no longer meets the quantitative thresholds to be considered a reportable segment. In addition, the components of the Company’s TradeCast business are no longer included in the Private Client Division and Institutional Client Division and the Company’s Watcher Technologies business is no longer included in the Institutional Client Division. The Company intends to dispose of the TradeCast and Watcher businesses and considers them separate segments, although they do not meet the quantitative thresholds for reportable segments.

Financial information for the Company’s Private Client Division and all other segments is presented in the following table. The totals are equal to the Company’s consolidated amounts as reported in the condensed consolidated statements of operations. Information for the three months ended December 31, 2001 has been restated to conform to the current presentation.

	Three Months Ended December 31, 2002

	Private	All
	Client	Other	Total

Non-interest revenues	$134,282	$10,247	$144,529
Interest revenue, net	34,775	1,223	35,998

Net revenues	$169,057	$11,470	$180,527

Pre-tax income (loss)	$39,384	$(2,585)	$36,799

	Three Months Ended December 31, 2001

	Private	All
	Client	Other	Total

Non-interest revenues	$78,279	$3,880	$82,159
Interest revenue, net	25,416	615	26,031

Net revenues	$103,695	$4,495	$108,190

Pre-tax income (loss)	$20,683	$(5,443)	$15,240

10. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended

	December 31, 2002	December 31, 2001

Net income	$22,042	$9,003
Other comprehensive income
Net unrealized holding gains on investment securities available-for-sale arising during the period	6,010	26,173
Adjustment for deferred income taxes	(2,404)	(10,469)
Foreign currency translation adjustment	(5)	—

Total other comprehensive income, net of tax	3,601	15,704

Comprehensive income	$25,643	$24,707

11. SUBSEQUENT EVENT

On January 7, 2003, the Company completed the sale of its Kansas City, Missouri data center facility for $23.5 million in cash. In connection with the sale, the Company leased back approximately 20 percent of the facility for a minimum five-year period. The Company realized a gain on the sale of approximately $9.2 million. In accordance with sale-leaseback accounting, approximately $5.1 million of gain was recognized in earnings as of the sale date and the remaining $4.1 million will be deferred and recognized over the term of the leaseback.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 27, 2002. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, volatility in the stock market, competition, systems failures and capacity constraints, regulatory and legal uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 27, 2002. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

In particular, the following statements contained in this discussion are forward-looking statements: our plans for the integration of Datek and anticipated synergies resulting from the Datek merger; our expectations regarding the effect of our new pricing schedule on commissions and clearing fees per trade; our expectations regarding the effect on our revenues and profitability of restrictions by NASD on specified trading in cash accounts; our expectations regarding growth of net interest revenue; our expectation of reductions in the number of employees resulting from the Datek merger integration; our expectations regarding decreases in occupancy and equipment costs resulting from the Datek merger integration; our expected amount of advertising expenses; our anticipated capital and liquidity needs and our plans to finance such needs; our expectations regarding our stock repurchase program; and our expectations regarding the impact of recently issued accounting pronouncements.

Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the fiscal year ended September 27, 2002. In the opinion of management, we do not have any critical accounting policies which routinely involve unusually difficult, subjective or complex judgments.

Unless otherwise indicated, the terms “we”, “us” or “Company” in this report refer to Ameritrade Holding Corporation and its wholly owned subsidiaries.

BUSINESS COMBINATION

On September 9, 2002, we completed our merger with Datek. Pursuant to the merger agreement, Ameritrade Online Holdings Corp. (“AOH”) (formerly Ameritrade Holding Corporation) and Datek each became wholly owned subsidiaries of a newly formed holding company, which was renamed Ameritrade Holding Corporation. Upon the closing of the transaction, stockholders of AOH and Datek each received shares of a single class of common stock of the new holding company, with the stockholders of AOH and the stockholders of Datek each receiving approximately 50 percent of the total outstanding common stock. In connection with the transaction, the board of directors of the new holding company will consist of nine members, including three directors designated by the former principal stockholders of AOH, three directors designated by the former principal stockholders of Datek and three independent directors to be selected with the agreement of the former principal stockholders of AOH and the former principal stockholders of Datek. Currently eight of the nine board seats have been filled, with one remaining independent director to be named.

We are currently in the process of integrating Datek’s business with ours. As part of the integration planning process, we have formed an integration planning organization comprised of representatives of both companies and a former Datek stockholder. Integration planning teams were assigned to determine the product and service features, functionality for clearing settlement services, call center organization and services, technology platforms and order routing for the combined company. Datek’s client call center function was moved to call centers in Omaha, Nebraska and Ft. Worth, Texas shortly after completion of the merger. Website enhancements to both our and Datek’s front-end websites, along with a new pricing schedule, were implemented on October 19, 2002. By the end of the third quarter of fiscal 2003, we plan to consolidate the clearing functions performed by Ameritrade and Datek using the Ameritrade, Inc. clearing platform. Near the end of fiscal 2003, we intend to phase-in a combined website, which will be a single point of entry on to the trading platform for both Ameritrade and Datek clients. The integration plans for the operations of Ameritrade and Datek are subject to change.

At the time of the merger, we anticipated synergies from the merger resulting from cost savings programs, estimated to be approximately $100 million on an annualized, after-tax basis (approximately $174 million pre-tax) and which were expected to result from:

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

As a result of integration actions taken through the end of the first quarter of fiscal 2003, we estimate we have achieved approximately $73 million of annualized after-tax synergies (approximately $127 million pre-tax), consisting of the following:

•	Approximately $23 million (approximately $40 million pre-tax) in savings from workforce reductions,

•	Approximately $26 million (approximately $45 million pre-tax) in elimination of duplicate occupancy, equipment and depreciation expenses, and

•	Approximately $24 million (approximately $42 million pre-tax) in elimination of duplicate communication, professional fees and other expenses.

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2002 and December 31, 2001

Net Revenues. Commissions and clearing fees increased 77 percent to $116.2 million in the first quarter of fiscal 2003 from $65.7 million in the first quarter of fiscal 2002, primarily due to the addition of 876,000 core accounts in the fourth quarter of fiscal 2002 resulting from the Datek merger. Core client accounts increased to approximately 2,872,000 at December 31, 2002 from approximately 1,829,000 at December 31, 2001. Average trades per day increased 64 percent to 140,700 in the first quarter of fiscal 2003 from 86,028 in the first quarter of fiscal 2002. Clients averaged approximately 3.2 trades per account during the first quarter of fiscal 2003, compared to approximately 3.0 trades per account during the first quarter of fiscal 2002. Commissions and clearing fees per trade increased to $12.70 in the first quarter of fiscal 2003 from $11.93 in the first quarter of fiscal 2002, due primarily to the implementation of a new pricing schedule effective October 19, 2002, partially offset by slightly lower payment for order flow revenue per trade during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Under the new pricing schedule, commissions for online equity trades are $10.99 for both market and limit orders, regardless of the number of shares bought or sold with no additional order handling fees. Under the previous pricing schedule, commissions for online equity market orders were $8.00, while online equity limit orders were $13.00. Flat commission pricing has also been implemented for Interactive Voice Response system trades, at $14.99 per trade (previously $12.00 for market orders and $17.00 for limit orders). Broker-assisted trades are now $24.99 for market orders, with an additional $5.00 fee for limit orders. We expect that average commissions and clearing fees per trade will continue to be higher for the remainder of fiscal 2003, compared to the same period of fiscal 2002, as a result of the new pricing schedule.

In August 2002, NASD directed our broker-dealer subsidiaries, iClearing and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD maintains that such trading violates Regulation T of the Board of Governors of the Federal Reserve System. We have made and continue to make changes to our systems and procedures to address this restriction. Since mid-December 2002, when we implemented some of the changes, trading activity in cash accounts that we had identified as engaging in some specified trades has decreased substantially, some of the cash accounts have converted to margin accounts, and a small number of the cash accounts have been closed. These trends reflect observations over a short period of time covering a segment of the cash accounts in which specified trading has occurred; however, we expect these trends to continue with respect to these cash accounts. We cannot predict with any degree of certainty the impact of this restriction on our revenues and profitability because we cannot adequately forecast the manner in which or extent to which clients that have engaged in specified trades will adjust their trading activity, close cash accounts or convert to margin accounts, nor can we predict the impact of future prevailing market conditions and other factors over which we have no control. Although its impact is dependent on many factors that we cannot predict, we believe that this restriction on specified trades could have a material adverse effect on our revenues and profitability.

We intend to conduct our business in conformity with all applicable laws, rules and regulations and expect to continue working cooperatively with NASD to address any future issues of interpretation or implementation that may arise. However, NASD may elect to bring disciplinary proceedings against iClearing or Ameritrade, Inc. seeking censures, fines, suspensions or other sanctions. We may seek a ruling or interpretation by the Board of Governors of the Federal Reserve System or its staff to obtain relief from this restriction, although no assurance can be given that such relief would be granted.

Net interest revenue (interest revenue less client interest expense) increased 38 percent to $36.0 million in the first quarter of fiscal 2003 from $26.0 million in the first quarter of fiscal 2002. Average client and correspondent receivables increased 23 percent in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, due primarily to the Datek merger. Average cash and investments, including cash and investments segregated in compliance with federal regulations, increased by approximately 165 percent in the first quarter of fiscal 2003 from the first quarter of fiscal 2002. The increased interest income resulting from the higher client and correspondent receivables and cash and investments was partially offset by a decrease of approximately 60 basis points in the average interest rate charged on client receivables, and an increase of 122 percent in average amounts payable to clients and correspondents in the first quarter of fiscal 2003 from the first quarter of fiscal 2002. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased 72 percent to $28.3 million in the first quarter of fiscal 2003 from $16.5 million in the first quarter of fiscal 2002, due primarily to increased account maintenance, clearing and other fee income resulting from the Datek merger.

Expenses Excluding Client Interest. Employee compensation and benefits expense increased 39 percent to $45.8 million in the first quarter of fiscal 2003 from $32.9 million in the first quarter of fiscal 2002, due primarily to the Datek merger. Full-time equivalent employees increased 16 percent to 2,022 at the end of December 2002 from 1,737 at the end of December 2001. The number of temporary employees also increased 78 percent from December 2001 to December 2002, due to the transition of Datek business to Ameritrade call centers. We expect the number of full-time equivalent employees to decrease to approximately 1,700 by the end of fiscal 2003 as the merger integration continues. We also recorded approximately $3.2 million of compensation expense during the first quarter of fiscal 2003 for stock appreciation rights (“SARs”) assumed in the Datek merger, due to our stock price increasing during the quarter. As of December 31, 2002, there were approximately 3.0 million SARs outstanding with a weighted average exercise price of $4.70 per share. Due to the variable accounting required for SARs, fluctuations in our stock price will cause fluctuations in the related compensation expense in future periods that the SARs remain outstanding.

Communications expense increased 32 percent to $13.1 million in the first quarter of fiscal 2003 compared to $10.0 million in the first quarter of fiscal 2002, due primarily to increased expense for quotes, market information and postage due to additional accounts and transaction processing volumes resulting from the Datek merger.

Occupancy and equipment costs increased 19 percent to $16.2 million in the first quarter of fiscal 2003 from $13.6 million in the first quarter of fiscal 2002, due to facilities added in the Datek merger. We expect occupancy and equipment costs to decrease somewhat by the end of fiscal 2003 as the merger integration progresses and facilities are consolidated.

Depreciation and amortization increased 30 percent to $8.7 million in the first quarter of fiscal 2003 from $6.7 million in the first quarter of fiscal 2002, due primarily to amortization of intangible assets recorded in the Datek merger.

Professional services expense increased 137 percent to $11.3 million in the first quarter of fiscal 2003 from $4.8 million in the first quarter of fiscal 2002. This increase was primarily due to increased usage of technology consulting services during the first quarter of fiscal 2003 in connection with the Datek merger integration.

Interest on borrowings decreased 35 percent to $1.2 million in the first quarter of fiscal 2003, from $1.8 million in the first quarter of fiscal 2002, due to lower average borrowings on our revolving credit agreement. We had no borrowings outstanding on our revolving credit agreement during the first quarter of fiscal 2003.

Other operating expenses increased 153 percent to $15.4 million in the first quarter of fiscal 2003 compared to $6.1 million in the first quarter of fiscal 2002, due primarily to increased clearing, execution and account maintenance expenses resulting from the transaction volume and accounts added through the Datek merger.

Advertising expenses increased 88 percent to $32.0 million in the first quarter of fiscal 2003 from $17.1 million in the first quarter of fiscal 2002. The increased level of advertising expenditures was principally due to our introduction of a new suite of products and services and new pricing schedule during the first quarter of fiscal 2003. We have budgeted approximately $70 to $100 million for advertising for the remainder of fiscal 2003.

Income tax expense was $14.8 million in the first quarter of fiscal 2003 compared to $6.2 million in the first quarter of fiscal 2002. The effective income tax rate in the first quarter of fiscal 2003 decreased to approximately 40 percent compared to approximately 41 percent in the first quarter of fiscal 2002, due primarily to the effect of state incentive tax credits in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock to finance mergers and acquisitions. Our liquidity needs during the first quarter of fiscal 2003 were financed primarily from our earnings and cash on hand. We plan to finance our capital and liquidity needs for the remainder of fiscal 2003 primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities. We may also consider selling, or entering into a forward contract to sell, some or all of our interest in Knight Trading Group, Inc. (“Knight”). As of December 31, 2002, approximately 2.2 million shares of our Knight common stock were pledged or subject to pledge as collateral under an equity index swap agreement, as described under “Other Contractual Obligations”.

If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders may be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. There can be no assurance that additional financing will be available if needed on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and operating results.

Dividends from our subsidiaries are another source of liquidity for the holding company. Some of our subsidiaries are subject to requirements of the SEC and NASD relating to liquidity, capital standards, and the use of client funds and securities, which limit funds available for the payment of dividends to the holding company.

     Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1, but takes account of, among other things, each broker-dealer’s “net debit items”, which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items can fluctuate significantly, our minimum net capital requirements can also fluctuate significantly from period to period. The holding company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.

Cash Flow

Cash used in operating activities was $26.8 million in the first quarter of fiscal 2003, compared to cash provided by operations of $30.2 million in the first quarter of fiscal 2002. The decrease in cash flows from operations was primarily due to increased advertising expenditures and a substantial reduction in accounts payable and accrued liabilities during the first quarter of fiscal 2003, partially offset by a higher operating margin compared to the same period of the previous year.

Cash used in investing activities was $4.6 million in the first quarter of fiscal 2003, compared to $2.7 million in the first quarter of fiscal 2002, due primarily to higher net capital expenditures for software development during the first quarter of fiscal 2003 compared to the same period of the previous year.

Cash used in financing activities was $2.8 million in the first quarter of fiscal 2003, compared to $10.0 million in the first quarter of fiscal 2002. The financing activities consisted mainly of stock repurchases and repurchases of our convertible subordinated notes (see “Convertible Subordinated Notes”), partly offset by proceeds of stock option exercises and payments received on stockholder loans in the first quarter of fiscal 2003; and payments on our revolving credit facility in the first quarter of fiscal 2002.

Loan Agreement

On December 16, 2002, we entered into a second amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $50 million through December 15, 2003, and is secured primarily by our stock in our subsidiaries. The interest rate on borrowings, determined on a monthly basis, initially is equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.75 percent. The interest rate will be decreased if we achieve certain levels of consolidated net income during the term of the agreement. At December 31, 2002, the interest rate on the revolving credit agreement would have been 4.13 percent. We also pay a commitment fee of 0.375 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at December 31, 2002 and no outstanding indebtedness under the prior revolving credit agreement at September 27, 2002. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends to stockholders. We were in compliance with or have obtained waivers for all covenants under the revolving credit agreements for all periods presented in the condensed consolidated financial statements.

Convertible Subordinated Notes

In August 1999, we issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The holders of the notes may convert the notes into shares of Class A Common Stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. The notes are subject to redemption after August 6, 2002, and we may, at our option, redeem the notes at a premium on or after such date, in whole or in part, upon notice to each holder not less than 30 days nor more than 60 days prior to the redemption date.

In February 2001, $152.4 million of our convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. In October 2002, we repurchased and retired approximately $1.4 million of our convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million. As of December 31, 2002, we had approximately $46.3 million of convertible subordinated notes outstanding. These notes are convertible into approximately 1.4 million shares of Common Stock.

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. We funded our initial purchases with cash on hand and expect to fund any future purchases primarily with operating profits. Through December 31, 2002, we repurchased approximately 5.1 million shares at a weighted average purchase price of $3.84 per share.

Other Contractual Obligations

We are obligated to pay our Chief Executive Officer (“CEO”) $15.6 million in deferred compensation, adjusted for investment income or losses on the $15.6 million, pursuant to our employment agreement with the CEO. This payment will be made not sooner than the day after the CEO’s employment with the Company terminates. At December 31, 2002 and September 27, 2002, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under this deferred compensation plan. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO. As of December 31, 2002, approximately 2.2 million shares of our Knight common stock were pledged or subject to pledge as collateral under the equity index swap agreement.

We also have contractual obligations under operating leases for facilities and equipment. The following table summarizes future payments under our contractual obligations. Amounts are in thousands.

		Payments Due for Fiscal Years Ending:

Contractual Obligations	Total	2003	2004-05	2006-07	After 2007

Operating leases, net of sublease proceeds	$89,256	$25,002	$21,844	$10,412	$31,998
Deferred compensation (1)	15,550	15,550	—	—	—
Convertible subordinated notes	46,295	—	46,295	—	—

Total contractual cash obligations	$151,101	$40,552	$68,139	$10,412	$31,998

(1)  Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2003 column as that is the year in which the entire amount of the compensation will have been earned by the CEO.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 148 — In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. We are evaluating whether to adopt the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change. If we were to elect to change to the fair value based method using the retroactive restatement alternative under SFAS No. 148, we estimate the additional compensation expense associated with stock-based compensation would reduce our earnings by approximately $0.05 per share for fiscal 2003. Actual results may differ.

FIN No. 45 — In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. There was no impact on our financial statements as a result of adopting FIN No. 45.

FIN No. 46 — In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We currently have no interests in variable interest entities, and therefore do not expect adoption of FIN No. 46 to have an impact to our consolidated financial statements.

Item 3. — Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not hold any market risk-sensitive instruments for trading purposes.

We seek to control the risks associated with our client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary.

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $6.1 billion at December 31, 2002 and $5.7 billion at September 27, 2002. We invest these funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $7.0 billion at December 31, 2002 and $6.4 billion at September 27, 2002, in the form of client cash balances. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Because we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management.

At December 31, 2002 and September 27, 2002, we had $46.3 million and $47.6 million, respectively, of convertible subordinated notes outstanding, which bear interest at a fixed rate of 5.75 percent. We had no borrowings outstanding under our revolving credit agreement, which bears interest at a floating rate, as of December 31, 2002 and September 27, 2002.

We hold a marketable equity security, which was recorded at fair value of $37.9 million ($23.0 million net of tax) at December 31, 2002 and has exposure to market price risk. The same security was recorded at fair value of $31.9 million ($19.4 million net of tax) at September 27, 2002. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $3.8 million at December 31, 2002. Actual results may differ.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative financial instruments or derivative commodity instruments. At December 31, 2002 and September 27, 2002, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

Item 4. — Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, within 90 days before the filing date of this quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2002, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II — OTHER INFORMATION

Item 1. — Legal Proceedings

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

Item 6. — Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-A filed on September 5, 2002)

10.1	Second Amended and Restated Revolving Credit Agreement, dated as of December 16, 2002, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

10.2	Amended and Restated Stock Pledge Agreement, dated as of December 16, 2002, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

10.3	Second Amended and Restated Stock Pledge Agreement, dated as of December 16, 2002, among Ameritrade Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

10.4	Amended and Restated Stock Pledge Agreement, dated as of December 16, 2002, among Datek Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

15.1	Independent accountants’ awareness letter

99.1	Written Statement of Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

1.	On November 21, 2002, a Form 8-K/A was filed under Item 7. The Form 8-K/A included the following financial statements:

•	Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Balance Sheet as of June 28, 2002

•	Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Fiscal Year Ended September 28, 2001

•	Ameritrade Holding Corporation Unaudited Pro Forma Combined Condensed Statement of Operations for the Nine Months Ended June 28, 2002

2.	On December 18, 2002, a Form 8-K was filed under Items 5 and 7.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2003

Ameritrade Holding Corporation (Registrant)

	by:	/s/ Joseph H. Moglia Joseph H. Moglia Chief Executive Officer (Principal Executive Officer)

	by:	/s/ John R. MacDonald John R. MacDonald Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Joseph H. Moglia, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ameritrade Holding Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Joseph H. Moglia

Joseph H. Moglia
Chief Executive Officer

CERTIFICATION

I, John R. MacDonald, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ameritrade Holding Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ John R. MacDonald

John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer