Form 10-Q
period 2003-03-28
AMERITRADE HOLDING CORP
filed 2003-05-08
CIK 1173431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 28, 2003

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-49992

AMERITRADE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)

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

As of April 25, 2003, there were 423,318,692 outstanding shares of the registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
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
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Item 4. — Submission of Matters to a Vote of Security Holders
Item 5. — Other Information
Item 6. — Exhibits and Reports on Form 8-K
(a) Exhibits:
(b) Reports on Form 8-K:
Signatures
CERTIFICATION
1996 Directors Incentive Plan
Employment Agreement for Michael Feigeles
Master Terms and Conditions
ISDA Master Agreement
ISDA Credit Support
Prepaid Share Forward Transaction Confirmation
Independent Accountants' Awareness Letter
Written Statement of Certification of CEO and CFO
Notice of Blackout Period

AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION

Item 1. — Condensed Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively, the “Company”) as of March 28, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 28, 2003 and March 29, 2002 and cash flows for the six-month periods ended March 28, 2003 and March 29, 2002. These financial statements are the responsibility of the Company’s management.

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

May 7, 2003
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 28,	September 27,
	2003	2002

ASSETS
Cash and cash equivalents	$151,385	$198,398
Cash and investments segregated in compliance with federal regulations	6,902,554	5,665,109
Receivable from brokers, dealers and clearing organizations	1,660,628	1,397,862
Receivable from clients and correspondents — net of allowance for doubtful accounts	1,350,949	1,414,598
Property and equipment — net of accumulated depreciation and amortization	39,797	57,219
Goodwill	717,314	708,030
Acquired intangible assets — net of accumulated amortization	242,771	256,949
Investments	33,895	34,684
Other assets	63,563	67,992

Total assets	$11,162,856	$9,800,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,721,920	$1,917,482
Payable to clients and correspondents	8,031,538	6,374,644
Accounts payable and accrued liabilities	162,978	228,396
Prepaid variable forward contract obligation	21,393	—
Convertible subordinated notes	46,295	47,645
Income taxes payable	14,897	78,481
Deferred income taxes	66,656	55,794

Total liabilities	10,065,677	8,702,442

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; Mar. 28, 2003 — 433,937,397 shares issued; Sept. 27, 2002 — 433,598,239 shares issued	4,339	4,336
Additional paid-in capital	1,167,786	1,160,200
Accumulated deficit	(46,811)	(78,470)
Treasury stock, Common, at cost — Mar. 28, 2003 — 11,089,295 shares; Sept. 27, 2002 — 1,491,747 shares	(50,423)	(7,317)
Deferred compensation	1,499	967
Accumulated other comprehensive income	20,789	18,683

Total stockholders’ equity	1,097,179	1,098,399

Total liabilities and stockholders’ equity	$11,162,856	$9,800,841

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Revenues:
Commissions and clearing fees	$92,696	$63,789	$208,880	$129,448
Interest revenue	37,704	27,647	79,501	56,773
Other	21,889	17,873	50,233	34,373

Total revenues	152,289	109,309	338,614	220,594
Client interest expense	4,655	2,573	10,453	5,668

Net revenues	147,634	106,736	328,161	214,926

Expenses:
Employee compensation and benefits	53,721	33,659	99,471	66,584
Communications	11,942	8,902	25,071	18,862
Occupancy and equipment costs	16,047	14,733	32,223	28,298
Depreciation and amortization	7,629	7,054	16,354	13,791
Professional services	8,293	6,721	19,614	11,519
Interest on borrowings	1,118	1,065	2,306	2,891
(Gain)/loss on disposal of property	(5,527)	23	(5,118)	216
Other	10,762	6,318	25,764	12,191
Advertising	26,990	24,833	59,018	41,905

Total expenses	130,975	103,308	274,703	196,257

Pre-tax income	16,659	3,428	53,458	18,669
Provision for income taxes	7,042	1,481	21,799	7,719

Net income	$9,617	$1,947	$31,659	$10,950

Basic earnings per share	$0.02	$0.01	$0.07	$0.05
Diluted earnings per share	$0.02	$0.01	$0.07	$0.05
Weighted average shares outstanding — basic	427,765	215,917	428,834	215,722
Weighted average shares outstanding — diluted	430,557	216,890	431,297	216,631

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended

	March 28, 2003	March 29, 2002

Cash flows from operating activities:
Net income	$31,659	$10,950
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,161	13,411
Deferred income taxes	11,364	6,691
(Gain)/loss on disposal of property	(5,118)	216
Amortization of intangible assets	9,193	380
Other non-cash expenses, net	195	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(1,237,445)	(515,840)
Brokerage receivables	(199,117)	(730,848)
Other assets	7,822	(12,185)
Brokerage payables	1,461,332	1,258,815
Accounts payable and accrued liabilities	(73,690)	(905)
Income taxes payable	(61,801)	—

Net cash flows from operating activities	(48,445)	30,685

Cash flows from investing activities:
Purchase of property and equipment	(4,687)	(1,653)
Proceeds from sale of property and equipment	23,992	632
Cash paid in business combinations, net	(1,855)	(3,560)

Net cash flows from investing activities	17,450	(4,581)

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	21,331	—
Principal payments on debt	(1,168)	(22,500)
Proceeds from exercise of stock options and other	7,571	154
Purchase of treasury stock	(53,687)	(18)
Payments received on stockholder loans	9,935	—

Net cash flows from financing activities	(16,018)	(22,364)

Net increase (decrease) in cash and cash equivalents	(47,013)	3,740
Cash and cash equivalents at beginning of period	198,398	24,134

Cash and cash equivalents at end of period	$151,385	$27,874

Supplemental cash flow information:
Interest paid	$13,254	$8,376
Income taxes paid	$72,237	$991
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$2,254	$37
Issuance of Common Stock in acquisition of subsidiaries	$—	$3,553

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company is evaluating whether to adopt the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change. If the Company were to elect to change to the fair value based method using the retroactive restatement alternative under SFAS No. 148, the Company estimates the additional compensation expense associated with stock-based compensation would reduce earnings by approximately $0.04 per share for fiscal 2003. Actual results may differ.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have an impact on its consolidated financial statements.

2.     BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill for the six months ended March 28, 2003:

	Private	Institutional
	Client	Client	Total

Balance as of September 27, 2002	$707,941	$89	$708,030
Purchase accounting adjustments, net of income taxes (1)	10,804	—	10,804
Tax benefit of option exercises (2)	(1,520)	—	(1,520)

Balance as of March 28, 2003	$717,225	$89	$717,314

(1)	Purchase accounting adjustments consist of approximately $5.8 million of adjustments to liabilities relating to the Company’s merger with Datek Online Holdings Corp. (“Datek”) on September 9, 2002, and an adjustment to reclassify approximately $5.0 million of the Datek purchase price which was initially allocated to an intangible asset for the value of a contract associated with Datek’s Watcher Technologies LLC (“Watcher”) subsidiary. The Company intends to dispose of Watcher during the second half of fiscal 2003 and accordingly has reduced the purchase price allocated to the Watcher contract to zero.

(2)	Represents tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of these option exercises was recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement options in the purchase accounting. The tax benefit of gains realized by the optionee in excess of the fair value recorded in the purchase accounting was recorded as additional paid-in capital.

The following table summarizes the major classes and carrying amounts of acquired intangible assets as of March 28, 2003:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Client relationships	$246,213	$(6,796)	$239,417
Noncompete agreements	7,583	(4,229)	3,354

	$253,796	$(11,025)	$242,771

The Company expects amortization expense on acquired intangible assets to be $8.8 million for the remainder of fiscal 2003 and $10.8 million for each of the five succeeding fiscal years.

3.     PROPERTY AND EQUIPMENT

On January 7, 2003, the Company completed the sale of its Kansas City, Missouri data center facility for $23.5 million in cash. In connection with the sale, the Company leased back approximately 20 percent of the facility for a minimum five-year period. The Company realized a gain on the sale of approximately $9.4 million. In accordance with sale-leaseback accounting, approximately $5.3 million of gain was recognized in earnings as of the sale date and the remaining $4.1 million was deferred to be recognized over the term of the leaseback.

4.     INVESTMENTS

The Company’s investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding shares. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of March 28, 2003 and September 27, 2002, the Company’s investment in Knight was valued at $31.9 million. The Company’s cost basis is $0.7 million; therefore, the gross unrealized gain was $31.2 million at March 28, 2003 and September 27, 2002.

Effective February 27, 2003, the Company and a counterparty entered into a four-year prepaid variable forward contract (the “forward contract”) with a notional amount of approximately $24.8 million on 5.2 million underlying Knight shares. The forward contract contains a zero-cost embedded collar on the value of the Knight shares, with a floor price of $4.77 per share and a cap price of $5.724 per share. At the inception of the forward contract, the Company received cash of approximately $21.3 million, equal to 86 percent of the notional amount. At maturity, the Company may settle the forward contract in shares of Knight or in cash, at the Company’s option. If the market price of the Knight stock at maturity is equal to or less than the floor price, the counterparty will be entitled to receive one share of Knight or its cash equivalent for each underlying share. If the market price of the Knight stock at maturity is greater than or equal to the cap price, the counterparty will be entitled to receive the number of Knight shares or its cash equivalent equal to the ratio of the floor price plus the excess of the market price over the cap price, divided by the market price, for each underlying share. If the market price at maturity is greater than the floor price but less than the cap price, the counterparty will be entitled to receive the number of Knight shares or its cash equivalent equal to the ratio of the floor price divided by the market price for each underlying share. Regardless of whether the forward contract is settled in Knight shares or in cash, the Company intends to sell the underlying Knight shares at maturity.

The Company has designated the forward contract as a cash flow hedge of the forecasted future sale of 5.2 million Knight shares. The forward contract is expected to be perfectly effective against changes in the cash flows associated with the forecasted future sale outside the price range of the collar. Accordingly, all changes in the fair value of the embedded collar are recorded in other comprehensive income, net of income taxes. As of March 28, 2003, the fair value of the embedded collar was approximately $3.4 million and was included in other assets on the condensed consolidated balance sheet.

The $21.3 million of cash received on the forward contract is accounted for as a debt obligation on the condensed consolidated balance sheet. The Company is accreting interest on the debt obligation to the notional maturity amount of $24.8 million over the term of the forward contract using an effective interest rate of approximately 3.8 percent. Upon settlement of the forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

5.     RESTRUCTURING AND EXIT LIABILITIES

The following table summarizes activity in the Company’s restructuring and acquisition exit liabilities for the three-month and six-month periods ended March 28, 2003:

	Three Months Ended March 28, 2003

			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Dec. 31, 2002	Charges	Liability	Mar. 28, 2003

Restructuring liabilities:
Employee compensation and benefits	$—	$4,020	$(648)	$3,372
Occupancy and equipment costs	4,735	1,027	(1,026)	4,736
Professional services	1,663	—	—	1,663
Other	3,519	—	(78)	3,441

Total restructuring liabilities	$9,917	$5,047	$(1,752)	$13,212

Datek exit liabilities:
Employee compensation and benefits	$16,928	$—	$(6,327)	$10,601
Occupancy and equipment costs	11,802	—	(1,389)	10,413
Other	4,805	—	(2,360)	2,445

Total Datek exit liabilities	$33,535	$—	$(10,076)	$23,459

	Six Months Ended March 28, 2003

			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Sept. 27, 2002	Charges	Liability	Mar. 28, 2003

Restructuring liabilities:
Employee compensation and benefits	$—	$4,020	$(648)	$3,372
Occupancy and equipment costs	5,719	1,027	(2,010)	4,736
Professional services	1,835	—	(172)	1,663
Other	3,800	—	(359)	3,441

Total restructuring liabilities	$11,354	$5,047	$(3,189)	$13,212

Datek exit liabilities:
Employee compensation and benefits	$25,619	$—	$(15,018)	$10,601
Occupancy and equipment costs	14,128	—	(3,715)	10,413
Other	5,107	—	(2,662)	2,445

Total Datek exit liabilities	$44,854	$—	$(21,395)	$23,459

The restructuring charges during the second quarter of fiscal 2003 consist primarily of severance pay and benefits for approximately 110 employees in connection with the Company’s closing of its TradeCast business and consolidation of the Ameritrade and Datek technology organizations, and non-cancelable lease costs in connection with the closing of the TradeCast business. The Company expects to pay most employee compensation restructuring liabilities during fiscal 2003, with any remaining amounts to be paid in fiscal 2004. The Company expects to utilize the remaining occupancy and equipment, professional services and other restructuring liabilities over the respective lease periods through fiscal 2005. Most Datek employee compensation and other costs are expected to be paid during fiscal 2003, with any remaining amounts to be paid in fiscal 2004. Remaining Datek occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

6.     NOTES PAYABLE

On December 16, 2002, the Company entered into a second amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $50 million through December 15, 2003, and is secured primarily by the Company’s stock in its subsidiaries. The interest rate on borrowings, determined on a monthly basis, initially is equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.75 percent. The interest rate will be decreased if the Company achieves certain levels of consolidated net income during the term of the agreement. At March 28, 2003, the interest rate on the revolving credit agreement would have been 4.06 percent. The Company also pays a commitment fee of 0.375 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at March 28, 2003 and no outstanding indebtedness under the prior revolving credit agreement at September 27, 2002. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements for all periods presented in the condensed consolidated financial statements.

The Company, through Ameritrade, Inc. and iClearing LLC (“iClearing”), its wholly owned securities clearing subsidiaries, had access to credit facilities with financial institutions of up to $160 million and $245 million as of March 28, 2003 and September 27, 2002, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. Letters of credit in the amount of $40 million as of March 28, 2003 and September 27, 2002 have been issued on behalf of the Company by several financial institutions and reduce the amount available under these credit facilities. The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. As of March 28, 2003 and September 27, 2002, no amounts were outstanding under line of credit arrangements and approximately $120 million and $205 million, respectively, was available to the Company for either loans or, in some cases, letters of credit. The Company is generally required to pledge client securities to secure outstanding obligations under these credit facilities.

7.     CONVERTIBLE SUBORDINATED NOTES

In October 2002, the Company repurchased and retired approximately $1.4 million of its 5.75 percent convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million. As of March

28, 2003, the Company had approximately $46.3 million of convertible subordinated notes outstanding, which are due August 1, 2004. These notes are convertible into approximately 1.4 million shares of Common Stock at a conversion rate of 30.7137 shares of Common Stock per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share).

8. NET CAPITAL

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company’s broker-dealer subsidiaries had aggregate net capital of $228.8 million and $183.2 million as of March 28, 2003 and September 27, 2002, respectively, which exceeded aggregate minimum net capital requirements by $193.9 million and $150.3 million, respectively. Subsidiary net capital in the amount of $34.9 million and $32.9 million as of March 28, 2003 and September 27, 2002, respectively, was not available for transfer to Ameritrade Holding Corporation.

9. STOCK OPTION AND INCENTIVE PLANS

As permitted by SFAS No. 123, the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to the Company’s stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, with the exception of replacement options granted in connection with business combinations. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148. This information is presented as if the Company had accounted for its stock-based awards under the fair value method:

	Three Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

Net income, as reported	$9,617	$1,947	$31,659	$10,950
Less: Stock-based compensation determined under the fair value based method, net of related income tax effects	(2,442)	(3,304)	(5,657)	(6,607)

Pro forma net income (loss)	$7,175	$(1,357)	$26,002	$4,343

Basic and diluted earnings (loss) per share:
As reported	$0.02	$0.01	$0.07	$0.05
Pro forma	$0.02	(0.01)	$0.06	$0.02

10. COMMITMENTS AND CONTINGENCIES

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

Patent Matter — An owner of a large patent portfolio relating to interactive voice response systems has sent correspondence to the Company in which he alleges infringement of one of his patents. The Company has not admitted any infringement. In July 2002, the Company commenced negotiations with the patent owner to resolve this issue. If an agreement is reached, it is probable that the Company would be required to pay a fee for the past use of this technology, which, the Company estimates, would amount to approximately $3.4 million for usage through March 2003. If an agreement is not reached and the patent owner succeeds in establishing infringement in a lawsuit, the Company may be liable to pay damages in an unknown amount to be established at trial, which could be higher than a negotiated amount. If the Company were found to have engaged in willful infringement, a court would have the discretion to increase damages by up to three times, and to award attorneys’ fees. The Company had approximately $3.4 million and $2.5 million accrued for this matter as of March 28, 2003 and September 27, 2002, respectively.

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

Client securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin-related transactions may expose the Company to off-balance-sheet risk in the event each client’s assets are not sufficient to fully cover losses which clients may incur. In the event the client fails to satisfy its obligations, the Company has the authority to purchase or sell financial instruments in the client’s account at prevailing market prices in order to fulfill the client’s obligations.

The Company seeks to control the risks associated with its client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.

The Company loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis, and by requiring additional cash as collateral when necessary.

The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by requiring collateral to be returned by the counterparties when necessary.

     As of March 28, 2003, client margin securities of approximately $1.9 billion and stock borrowings of approximately $1.1 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had sold or repledged approximately $1.9 billion of that collateral as of March 28, 2003.

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

11. SEGMENT INFORMATION

Beginning in the second quarter of fiscal 2002, the Company had two reportable operating segments: a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings tailored to specific clients and their respective investing and trading preferences. The Private Client Division provides brokerage services directly to individual investors. The Institutional Client Division provides clearing services, brokerage capabilities and advisor tools as co-branded or private-label products to business partners and their customers. The Datek merger on September 9, 2002 resulted in a substantial increase in Private Client Division business. As a result, beginning with the first quarter of fiscal 2003, the Institutional Client Division no longer met the quantitative thresholds to be considered a reportable segment. In addition, the components of the Company’s TradeCast business were no longer included in the Private Client Division and Institutional

Client Division and the Company’s Watcher business was no longer included in the Institutional Client Division. The Company closed the TradeCast business in February 2003 and intends to dispose of the Watcher business. The Company considers TradeCast and Watcher separate segments, although they do not meet the quantitative thresholds for reportable segments.

Financial information for the Company’s Private Client Division and all other segments is presented in the following table. The totals are equal to the Company’s consolidated amounts as reported in the condensed consolidated statements of operations. Information for the three months and six months ended March 29, 2002 has been restated to conform to the current presentation.

	Three Months Ended March 28, 2003			Six Months Ended March 28, 2003

	Private	All		Private	All
	Client	Other	Total	Client	Other	Total

Non-interest revenues	$109,497	$5,088	$114,585	$243,709	$15,405	$259,114
Interest revenue, net	31,882	1,167	33,049	66,657	2,390	69,047

Net revenues	$141,379	$6,255	$147,634	$310,366	$17,795	$328,161

Pre-tax income (loss)	$22,197	$(5,538)	$16,659	$63,024	$(9,566)	$53,458

	Three Months Ended March 29, 2002			Six Months Ended March 29, 2002

	Private	All		Private	All
	Client	Other	Total	Client	Other	Total

Non-interest revenues	$77,763	$3,899	$81,662	$156,042	$7,779	$163,821
Interest revenue, net	24,350	724	25,074	49,766	1,339	51,105

Net revenues	$102,113	$4,623	$106,736	$205,808	$9,118	$214,926

Pre-tax income (loss)	$7,392	$(3,964)	$3,428	$28,076	$(9,407)	$18,669

12. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net income	$9,617	$1,947	$31,659	$10,950
Other comprehensive income (loss) Net unrealized holding losses on investment securities available-for-sale arising during the period	(6,010)	(30,681)	—	(4,507)
Net unrealized holding gains on derivative instrument arising during the period	3,393	—	3,393	—
Adjustment for deferred income taxes	1,047	12,272	(1,357)	1,803
Foreign currency translation adjustment	75	—	70	—

Total other comprehensive income (loss), net of tax	(1,495)	(18,409)	2,106	(2,704)

Comprehensive income (loss)	$8,122	$(16,462)	$33,765	$8,246

13. SUBSEQUENT EVENT

On April 22, 2003, the Company announced a definitive agreement with SWS Group, Inc. and Mydiscountbroker.com, Inc., its subsidiary, to purchase the approximately 20,000 online retail accounts of Mydiscountbroker.com. The purchase price is expected to range from $3 million to $5 million based on account characteristics and the number of accounts transferred. The closing of the transaction, which is subject to regulatory and other approvals, is expected to occur in the summer of 2003.

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

We are currently in the process of integrating Datek’s business with ours. As part of the integration planning process, we have formed an integration planning organization comprised of representatives of both companies and a former Datek stockholder. Integration planning teams were assigned to determine the product and service features, functionality for clearing settlement services, call center organization and services, technology platforms and order routing for the combined company. Datek’s client call center function was moved to call centers in Omaha, Nebraska and Ft. Worth, Texas shortly after completion of the merger. Website enhancements to both Ameritrade’s and Datek’s front-end websites, along with a new pricing schedule, were implemented on October 19, 2002. Effective March 14, 2003, we consolidated the clearing function performed by Datek into the Ameritrade, Inc. clearing platform. Near the end of fiscal 2003, we intend to phase-in a combined website, which will be a single point of entry to the trading platform for both Ameritrade and Datek clients. The integration plans for the operations of Ameritrade and Datek are subject to change.

At the time of the merger, we anticipated synergies from the merger resulting from cost savings programs, estimated to be approximately $100 million on an annualized, after-tax basis (approximately $174 million pre-tax), including $10 million of annualized pre-tax advertising synergies. We currently estimate we will achieve approximately $99 million of annualized after-tax synergies (approximately $165 million pre-tax) for fiscal 2003, excluding advertising synergies. We expect to realize approximately $115 million of annualized after-tax synergies (approximately $193 million pre-tax) for fiscal 2004, excluding advertising synergies.

RESULTS OF OPERATIONS

Three-Month Periods Ended March 28, 2003 and March 29, 2002

Net Revenues. Commissions and clearing fees increased 45 percent to $92.7 million in the second quarter of fiscal 2003 from $63.8 million in the second quarter of fiscal 2002, primarily due to the addition of 876,000 core accounts in the fourth quarter of fiscal 2002 resulting from the Datek merger. Core client accounts increased to approximately 2,907,000 at March 28, 2003 from approximately 1,877,000 at March 29, 2002. Average trades per day increased 30 percent to 116,246 in the second quarter of fiscal 2003 from 89,129 in the second quarter of fiscal 2002. Clients averaged approximately 2.4 trades per account during the second quarter of fiscal 2003, compared to approximately 2.9 trades per account during the second quarter of fiscal 2002. Commissions and clearing fees per trade increased to $13.29 in the second quarter of fiscal 2003 from $11.93 in the second quarter of fiscal 2002, due primarily to the implementation of a new pricing schedule effective October 19, 2002, partially offset by slightly lower payment for order flow revenue per trade during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Under the new pricing schedule, commissions for online equity trades are $10.99 for both market and limit orders, regardless of the number of shares bought or sold with no additional order handling fees. Under the previous pricing schedule, commissions for online equity market orders were $8.00, while online equity limit orders were $13.00. Flat commission pricing was also implemented for Interactive Voice Response system trades, at $14.99 per trade (previously $12.00 for market orders and $17.00 for limit orders). Broker-assisted trades are now $24.99 for market orders, with an additional $5.00 fee for limit orders. We expect that average commissions and clearing fees per trade will continue to be higher for the remainder of fiscal 2003, compared to the same period of fiscal 2002, as a result of the new pricing schedule.

In August 2002, NASD directed our broker-dealer subsidiaries, iClearing and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD maintains that such trading violates Regulation T of the Board of Governors of the Federal Reserve System. We have made and continue to make changes to our systems and procedures to address this restriction. Since mid-December 2002, when we implemented some of the changes, trading activity in cash accounts that we had identified as engaging in some specified trades has decreased substantially, some of the cash accounts have converted to margin accounts, and a small number of the cash accounts have been closed. These trends reflect observations over a short period of time covering a segment of the cash accounts in which specified trading has occurred; however, we expect these trends to continue with respect to these cash accounts. We cannot predict with any degree of certainty the impact of this restriction on our revenues and profitability because we cannot adequately forecast the manner in which or extent to which clients that have engaged in specified trades will adjust their trading activity, close cash accounts or convert to margin accounts, nor can we predict the impact of future market conditions and other factors over which we have no control. Although its impact is dependent on many factors that we cannot predict, this restriction on specified trades could have a material adverse effect on our revenues and profitability.

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

Net interest revenue (interest revenue less client interest expense) increased 31 percent to $33.0 million in the second quarter of fiscal 2003 from $25.1 million in the second quarter of fiscal 2002. Average client and correspondent receivables increased 11 percent in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, due primarily to the Datek merger. Average cash and investments segregated in compliance with federal regulations (“segregated cash”) increased by 152 percent in the second quarter of fiscal 2003 from the second quarter of fiscal 2002. The increased interest income resulting from the higher client and correspondent receivables and segregated cash was partially offset by a decrease of 67 basis points in the average interest rate charged on client receivables, a decrease of 49 basis points in the average interest rate earned on segregated cash and an increase of 107 percent in average amounts payable to clients and correspondents in the second quarter of fiscal 2003 from the second quarter of fiscal 2002. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased 22 percent to $21.9 million in the second quarter of fiscal 2003 from $17.9 million in the second quarter of fiscal 2002, due primarily to increased account maintenance, clearing and other fee income resulting from the Datek merger.

Expenses. Employee compensation and benefits expense increased 60 percent to $53.7 million in the second quarter of fiscal 2003 from $33.7 million in the second quarter of fiscal 2002, due primarily to the Datek merger. Full-time equivalent employees increased 16 percent to 1,938 at the end of March 2003 from 1,670 at the end of March 2002. The number of temporary employees also increased 129 percent from March 2002 to March 2003, due to the transition of Datek business to

Ameritrade call centers. We expect the number of full-time equivalent employees to decrease to approximately 1,700 by the end of fiscal 2003 as the merger integration continues. In the second quarter of fiscal 2003, we also incurred approximately $4.8 million in severance costs related to the closing of TradeCast and the integration of the Datek and Ameritrade technology organizations, and $0.7 million of compensation expense for stock appreciation rights (“SARs”) assumed in the Datek merger, due to costs of a cash-out offer to SAR holders during the quarter. As of March 28, 2003, there were approximately 75,000 SARs outstanding with a weighted average exercise price of $4.74 per share, compared with 4.0 million SARs outstanding at September 27, 2002. Due to the variable accounting required for SARs, fluctuations in our stock price will cause fluctuations in the related compensation expense in future periods for the remaining SARs outstanding.

Communications expense increased 34 percent to $11.9 million in the second quarter of fiscal 2003 compared to $8.9 million in the second quarter of fiscal 2002, due primarily to increased expense for quotes, market information and postage associated with additional accounts and transaction processing volumes resulting from the Datek merger.

Occupancy and equipment costs increased nine percent to $16.0 million in the second quarter of fiscal 2003 from $14.7 million in the second quarter of fiscal 2002, due to facilities added in the Datek merger. We expect occupancy and equipment costs to decrease somewhat by the end of fiscal 2003 as the merger integration progresses and facilities are consolidated.

Depreciation and amortization increased eight percent to $7.6 million in the second quarter of fiscal 2003 from $7.1 million in the second quarter of fiscal 2002, due primarily to amortization of intangible assets recorded in the Datek merger.

Professional services expense increased 23 percent to $8.3 million in the second quarter of fiscal 2003 from $6.7 million in the second quarter of fiscal 2002. This increase was primarily due to increased usage of consulting services during the second quarter of fiscal 2003 in connection with the Datek merger integration.

Interest on borrowings was approximately $1.1 million for the second quarters of both fiscal 2003 and fiscal 2002. Interest expense associated with the forward contract on our Knight investment was partially offset by lower average borrowings on our revolving credit agreement. We had no borrowings outstanding on our revolving credit agreement during the second quarter of fiscal 2003.

(Gain)/loss on disposal of property includes approximately $5.3 million of gain recognized on the sale/leaseback of our Kansas City data center facility in the second quarter of fiscal 2003. The remaining $4.1 million of gain on the sale/leaseback was deferred and will be recognized over the five-year term of the leaseback in accordance with sale/leaseback accounting.

Other operating expenses increased 70 percent to $10.8 million in the second quarter of fiscal 2003 compared to $6.3 million in the second quarter of fiscal 2002, due primarily to increased clearing, execution and account maintenance expenses resulting from the transaction volume and accounts added through the Datek merger.

Advertising expenses increased nine percent to $27.0 million in the second quarter of fiscal 2003 from $24.8 million in the second quarter of fiscal 2002. The increased level of advertising expenditures was principally due to our introduction of a new suite of products and services and new pricing schedule during the first quarter of fiscal 2003. We have budgeted approximately $28 million to $36 million for advertising for the remainder of fiscal 2003.

Income tax expense was $7.0 million in the second quarter of fiscal 2003 compared to $1.5 million in the second quarter of fiscal 2002. The effective income tax rate in the second quarter of fiscal 2003 decreased to approximately 42 percent compared to approximately 43 percent in the second quarter of fiscal 2002, due primarily to the effect nondeductible items on a relatively small amount of pre-tax income in the second quarter of fiscal 2002.

Six-Month Periods Ended March 28, 2003 and March 29, 2002

Net Revenues. Commissions and clearing fees increased 61 percent to $208.9 million in the first half of fiscal 2003 from $129.4 million in the first half of fiscal 2002, primarily due to the addition of 876,000 core accounts in the fourth quarter of fiscal 2002 resulting from the Datek merger. Average trades per day increased 47 percent to 128,962 in the first half of fiscal 2003 from 87,529 in the first half of fiscal 2002. Clients averaged approximately 5.6 trades per account during the first half of fiscal 2003, compared to approximately 5.9 trades per account during the first half of fiscal 2002. Commissions and clearing fees per trade increased to $12.96 in the first half of fiscal 2003 from $11.93 in the first half of fiscal 2002, due primarily to the implementation of a new pricing schedule effective October 19, 2002, partially offset by slightly lower payment for order flow revenue per trade during the first half of fiscal 2003 compared to the first half of fiscal 2002. We expect that average commissions and clearing fees per trade will continue to be higher for the remainder of fiscal 2003, compared to the same period of fiscal 2002, as a result of the new pricing schedule.

Net interest revenue increased 35 percent to $69.0 million in the first half of fiscal 2003 from $51.1 million in the first half of fiscal 2002. Average client and correspondent receivables increased 12 percent in the first half of fiscal 2003 compared to the first half of fiscal 2002, due primarily to the Datek merger. Average segregated cash increased by 159 percent in the first half of fiscal 2003 from the first half of fiscal 2002. The increased interest income resulting from the higher client and correspondent receivables and segregated cash was partially offset by a decrease of 62 basis points in the average interest rate charged on client receivables, a decrease of 59 basis points in the average interest rate earned on segregated cash and an increase of 104 percent in average amounts payable to clients and correspondents in the first half of fiscal 2003 from the first half of fiscal 2002. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased 46 percent to $50.2 million in the first half of fiscal 2003 from $34.4 million in the first half of fiscal 2002, due primarily to increased account maintenance, clearing and other fee income resulting from the Datek merger.

Expenses. Employee compensation and benefits expense increased 49 percent to $99.5 million in the first half of fiscal 2003 from $66.6 million in the first half of fiscal 2002, due primarily to the Datek merger. Full-time equivalent employees increased 16 percent to 1,938 at the end of March 2003 from 1,670 at the end of March 2002. The number of temporary employees also increased 129 percent from March 2002 to March 2003, due to the transition of Datek business to Ameritrade call centers. We expect the number of full-time equivalent employees to decrease to approximately 1,700 by the end of fiscal 2003 as the merger integration continues. In the first half of fiscal 2003, we also incurred approximately $4.8 million in severance costs related to the closing of TradeCast and the integration of the Datek and Ameritrade technology organizations, and $4.2 million of compensation expense for SARs assumed in the Datek merger, due to increases in our stock price and costs of a cash-out offer to SAR holders during fiscal 2003. As of March 28, 2003, there were approximately 75,000 SARs outstanding with a weighted average exercise price of $4.74 per share, compared with 4.0 million SARs outstanding at September 27, 2002. Due to the variable accounting required for SARs, fluctuations in our stock price will cause fluctuations in the related compensation expense in future periods for the remaining SARs outstanding.

Communications expense increased 33 percent to $25.1 million in the first half of fiscal 2003 compared to $18.9 million in the first half of fiscal 2002, due primarily to increased expense for quotes, market information and postage associated with additional accounts and transaction processing volumes resulting from the Datek merger.

Occupancy and equipment costs increased 14 percent to $32.2 million in the first half of fiscal 2003 from $28.3 million in the first half of fiscal 2002, due to facilities added in the Datek merger. We expect occupancy and equipment costs to decrease somewhat by the end of fiscal 2003 as the merger integration progresses and facilities are consolidated.

Depreciation and amortization increased 19 percent to $16.4 million in the first half of fiscal 2003 from $13.8 million in the first half of fiscal 2002, due primarily to amortization of intangible assets recorded in the Datek merger.

Professional services expense increased 70 percent to $19.6 million in the first half of fiscal 2003 from $11.5 million in the first half of fiscal 2002. This increase was primarily due to increased usage of consulting services during the first half of fiscal 2003 in connection with the Datek merger integration.

Interest on borrowings decreased 20 percent to $2.3 million for the first half of fiscal 2003 from $2.9 million for the first half of fiscal 2002, due primarily to lower average borrowings on our revolving credit agreement. We had no borrowings outstanding on our revolving credit agreement during the first half of fiscal 2003.

(Gain)/loss on disposal of property includes approximately $5.3 million of gain recognized on the sale/leaseback of our Kansas City data center facility in the first half of fiscal 2003. The remaining $4.1 million of gain on the sale/leaseback was deferred and will be recognized over the five-year term of the leaseback in accordance with sale/leaseback accounting.

Other operating expenses increased 111 percent to $25.8 million in the first half of fiscal 2003 compared to $12.2 million in the first half of fiscal 2002, due primarily to increased clearing, execution and account maintenance expenses resulting from the transaction volume and accounts added through the Datek merger.

Advertising expenses increased 41 percent to $59.0 million in the first half of fiscal 2003 from $41.9 million in the first half of fiscal 2002. The increased level of advertising expenditures was principally due to our introduction of a new suite of products and services and new pricing schedule during the first quarter of fiscal 2003. We have budgeted approximately $28 million to $36 million for advertising for the remainder of fiscal 2003.

Income tax expense was $21.8 million in the first half of fiscal 2003 compared to $7.7 million in the first half of fiscal 2002. The effective income tax rate was approximately 41 percent for the first half of both fiscal 2003 and fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock to finance mergers and acquisitions. Our liquidity needs during the first half of fiscal 2003 were financed primarily from our earnings and cash on hand. We also received approximately $21.3 million of proceeds on a prepaid variable forward contract (see “Prepaid Variable Forward Contract”) on 5.2 million shares of our investment in Knight Trading Group, Inc. (“Knight”), and approximately $23.2 million of net proceeds from the sale/leaseback of our Kansas City data center facility. We plan to finance our capital and liquidity needs for the remainder of fiscal 2003 primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities. In April 2003, we received approximately $0.8 million of proceeds on a separate three-year prepaid variable forward contract on an additional 0.2 million Knight shares. We may also consider selling, or entering into a forward contract to sell, some or all of our additional 2.5 million shares of Knight that are not subject to a prepaid variable forward contract.

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

Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1, but takes account of, among other things, each broker-dealer’s “net debit items”, which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The holding company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.

Cash Flow

Cash used in operating activities was $48.4 million in the first half of fiscal 2003, compared to cash provided by operations of $30.7 million in the first half of fiscal 2002. The decrease in cash flows from operations was primarily due to a substantial reduction in accounts payable and accrued liabilities and payment of approximately $72.2 million in income taxes during the first half of fiscal 2003, partially offset by higher pre-tax income compared to the same period of the previous year. The large payment of income taxes was primarily due to taxes owed by Datek resulting from a gain on the distribution of Island Holding Company, Inc. (“Island”) stock to Datek stockholders prior to the Datek merger. The payment of taxes on the Island distribution was funded by a cash holdback amount established in connection with the Datek merger.

Cash provided by investing activities was $17.5 million in the first half of fiscal 2003, compared to cash used in investing activities of $4.6 million in the first half of fiscal 2002, due primarily to $23.2 million of proceeds from the sale/leaseback of our Kansas City data center facility in the first half of fiscal 2003, partially offset by higher net capital expenditures for software development during the first half of fiscal 2003 compared to the same period of the previous year.

Cash used in financing activities was $16.0 million in the first half of fiscal 2003, compared to $22.4 million in the first half of fiscal 2002. The financing activities consisted mainly of $53.7 million of stock repurchases and $1.2 million of repurchases of our convertible subordinated notes (see “Convertible Subordinated Notes”), partly offset by $21.3 million of proceeds on the Knight prepaid variable forward contract, $7.6 million of proceeds from stock option exercises and $9.9 million of payments received on stockholder loans in the first half of fiscal 2003; and $22.5 million of payments on our revolving credit facility in the first half of fiscal 2002.

Loan Agreement

On December 16, 2002, we entered into a second amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $50 million through December 15, 2003, and is secured primarily by our stock in our subsidiaries. The interest rate on borrowings, determined on a monthly basis, initially is equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.75 percent. The interest rate will be decreased if we achieve certain levels of consolidated net income during the term of the agreement. At March 28, 2003, the interest rate on the revolving credit agreement would have been 4.06 percent. We also pay a commitment fee of 0.375 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at March 28, 2003 and no outstanding indebtedness under the prior revolving credit agreement at September 27, 2002. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements for all periods presented in the condensed consolidated financial statements.

Convertible Subordinated Notes

In August 1999, we issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The holders of the notes may convert the notes into shares of Common Stock at any time prior to the close of business on the maturity date of the notes, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. We may redeem the notes at a premium on or after August 6, 2002, in whole or in part, upon notice to each holder not less than 30 days nor more than 60 days prior to the redemption date.

In February 2001, $152.4 million of our convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. In October 2002, we repurchased and retired approximately $1.4 million of our convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million. As of March 28, 2003, we had approximately $46.3 million of convertible subordinated notes outstanding. These notes are convertible into approximately 1.4 million shares of Common Stock.

Prepaid Variable Forward Contract

Effective February 27, 2003, we entered into a four-year prepaid variable forward contract with a counterparty with a notional amount of approximately $24.8 million on 5.2 million underlying Knight shares. The forward contract contains a zero-cost embedded collar on the value of the Knight shares, with a floor price of $4.77 per share and a cap price of $5.724 per share. At the inception of the forward contract, we received cash of approximately $21.3 million, equal to 86 percent of the notional amount. At maturity, we may settle the forward contract in shares of Knight or in cash, at our option. If the market price of the Knight stock at maturity is equal to or less than the floor price, the counterparty will be entitled to receive one share of Knight, or its cash equivalent, for each underlying share. If the market price of the Knight stock at maturity is greater than or equal to the cap price, the counterparty will be entitled to receive the number of Knight shares or its cash equivalent equal to the ratio of the floor price plus the excess of the market price over the cap price, divided by the market price, for each underlying share. If the market price at maturity is greater than the floor price but less than the cap price, the counterparty will be entitled to receive the number of Knight shares, or its cash equivalent, equal to the ratio of the floor price divided by the market price for each underlying share. Regardless of whether the forward contract is settled in Knight shares or in cash, we intend to sell the underlying Knight shares at maturity.

We have designated the forward contract as a cash flow hedge of the forecasted future sale of 5.2 million Knight shares. The forward contract is expected to be perfectly effective against changes in the cash flows associated with the forecasted future sale outside the price range of the collar. Accordingly, all changes in the fair value of the embedded collar are recorded in other comprehensive income, net of income taxes. As of March 28, 2003, the fair value of the embedded collar was approximately $3.4 million and was included in other assets on the condensed consolidated balance sheet.

The $21.3 million of cash received on the forward contract is accounted for as a debt obligation on the condensed consolidated balance sheet. We are accreting interest on the debt obligation to the notional maturity amount of $24.8 million over the term of the forward contract using an effective interest rate of approximately 3.8 percent. Upon settlement of the forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. Through the first quarter of fiscal 2003, we funded our purchases with cash on hand. In the second quarter of fiscal 2003, we funded our purchases with cash on hand and the proceeds of the Knight prepaid variable forward contract. We expect to fund any future purchases primarily with operating profits or cash on hand. Through March 28, 2003, we repurchased approximately 13.3 million shares at a weighted average purchase price of $4.41 per share.

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

		Payments Due for Fiscal Years Ending:

Contractual Obligations	Total	2003	2004-05	2006-07	After 2007

Operating leases, net of sublease proceeds	$83,631	$12,641	$24,450	$13,334	$33,206
Deferred compensation (1)	15,550	15,550	—	—	—
Convertible subordinated notes	46,295	—	46,295	—	—

Total contractual cash obligations	$145,476	$28,191	$70,745	$13,334	$33,206

(1)  Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2003 column as that is the year in which the entire amount of the compensation has been earned by the CEO.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 148 — In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. We are evaluating whether to adopt the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change. If we were to elect to change to the fair value based method using the retroactive restatement alternative under SFAS No. 148, we estimate the additional compensation expense associated with stock-based compensation would reduce our earnings by approximately $0.04 per share for fiscal 2003. Actual results may differ.

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

FIN No. 46 — In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We currently have no interests in variable interest entities, and therefore do not expect adoption of FIN No. 46 to have an impact on our consolidated financial statements.

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $6.9 billion at March 28, 2003 and $5.7 billion at September 27, 2002. We invest these funds primarily in short-term fixed-rate U.S. Treasury Bills and repurchase agreements. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $8.0 billion at March 28, 2003 and $6.4 billion at September 27, 2002, in the form of client cash balances. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Because we establish the rate paid on client cash balances, a substantial portion of our interest rate risk is under our direct management.

At March 28, 2003 and September 27, 2002, we had $46.3 million and $47.6 million, respectively, of convertible subordinated notes outstanding, which bear interest at a fixed rate of 5.75 percent. We had no borrowings outstanding under our $50 million revolving credit agreement, which bears interest at a floating rate, as of March 28, 2003 and September 27, 2002.

We hold a marketable equity security, our investment in 7.9 million shares of Knight, which was recorded at fair value of $31.9 million ($19.4 million net of tax) at March 28, 2003 and has exposure to market price risk. The same security was also recorded at fair value of $31.9 million ($19.4 million net of tax) at September 27, 2002. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $3.2 million at March 28, 2003. Effective February 27, 2003, we entered into a four-year prepaid variable forward contract with a notional amount of approximately $24.8 million on 5.2 million underlying Knight shares. The forward contract contains an embedded collar on the value of the Knight shares, with a floor price of $4.77 per share and a cap price of $5.724 per share. We have designated the forward contract as a cash flow hedge of the forecasted future sale of 5.2 million Knight shares. As of March 28, 2003, the fair value of the embedded collar was approximately $3.4 million and was included in other assets on the condensed consolidated balance sheet. The forward contract is expected to be perfectly effective against changes in cash flows associated with changes in the value of Knight shares outside the price range of the collar.

At March 28, 2003 and September 27, 2002, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

     Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 4. — Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, within 90 days before the filing date of this quarterly report on Form 10-Q for the fiscal quarter ended March 28, 2003, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. — Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 12, 2003. Three persons were nominated by the Board of Directors to serve as Class I directors for terms of three years. The Board of Directors consists of three classes, with three Directors per class and each class being elected to a staggered three-year term. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD

Michael D. Fleisher	383,697,201	3,964,144
Glenn H. Hutchins	384,023,337	3,638,008
Thomas S. Ricketts	380,760,565	6,900,780

The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 26, 2003, was approved as follows:

			ABSTENTIONS
			AND BROKER
	FOR	AGAINST	NON-VOTES

Votes	384,023,408	3,555,644	82,293

The proposal to amend the Company’s 1996 Directors Incentive Plan to increase the maximum aggregate number of shares the Company may issue under the plan was approved as follows:

			ABSTENTIONS
			AND BROKER
	FOR	AGAINST	NON-VOTES

Votes	372,912,173	11,016,022	3,733,150

Item 5. — Other Information

On April 8, 2003, the Company received a notice from the administrator of the Ameritrade Holding Corporation Associates 401(k) Profit Sharing Plan (the “Plan”) in accordance with Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974. This notice advised the Company that a “blackout period” would be required to implement a change in the Plan to a late-day trading environment. During this blackout period, no participant in the Plan may direct or diversify any investment in his or her Plan account, obtain a loan from the Plan or obtain a Plan distribution. On April 11, 2003, the Company notified each director and executive officer of the blackout period in accordance with Section 104 of Regulation BTR. A copy of this notice has been filed as an exhibit to this report and is incorporated herein by reference. The blackout period is expected to begin May 6, 2003 and end late evening of May 9, 2003. During this time, directors and executive officers will generally be prohibited from, directly or indirectly, purchasing, selling or otherwise acquiring or transferring any equity security that they acquired or acquire in connection with their service as a director or their employment as an executive officer of the Company. Inquiries regarding the blackout period may be directed by phone to Kurt Halvorson at 402-597-7713 or Tom Marsh at 402-827-8664, or in writing to either of them at Ameritrade Holding Corporation, 4211 South 102nd Street, Omaha, Nebraska 68127.

Item 6. — Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-A filed on September 5, 2002)

10.1	1996 Directors Incentive Plan, as amended and restated, effective as of February 12, 2003

10.2	Employment Agreement, dated as of February 28, 2003, between Michael Feigeles and Ameritrade Holding Corporation

10.3	Master Terms And Conditions For Pre-Paid Share Forward Transactions Between Citibank, N.A. And Ameritrade Holding Corporation, dated as of April 25, 2003

10.4	ISDA Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation

10.5	ISDA Credit Support Annex to the Schedule to the Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation

10.6	Prepaid Share Forward Transaction Confirmation, dated as of February 28, 2003, between Citibank, N.A. and Ameritrade Holding Corporation

15.1	Independent accountants’ awareness letter

99.1	Written Statement of Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Notice of Blackout Period given to Directors and Executive Officers, dated April 11, 2003

(b)  Reports on Form 8-K:

     None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2003

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

Date: May 8, 2003

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

Date: May 8, 2003

/s/ John R. MacDonald

John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer