Form 10-Q
period 2003-06-27
AMERITRADE HOLDING CORP
filed 2003-08-08
CIK 1173431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 27, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-49992

AMERITRADE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4211 South 102nd Street, Omaha, Nebraska
68127
(Address of principal executive offices)
(Zip Code)
(402) 331-7856
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

As of July 25, 2003, there were 426,787,071 outstanding shares of the registrant’s Common Stock.

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
Signatures
Separation and Release Agreement
Employment Agreement for Asiff Hirji
Pre-Paid Share Forward Transaction Confirmation
Pre-Paid Share Forward Transaction Confirmation
Independent Accountants' Awareness Letter
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Sectio 906 Certification

AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION

     Item 1. — Condensed Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors Ameritrade Holding Corporation Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively, the “Company”) as of June 27, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 27, 2003 and June 28, 2002 and cash flows for the nine-month periods ended June 27, 2003 and June 28, 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 7, 2003 Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 27,	September 27,
	2003	2002

Assets
Cash and cash equivalents	$229,559	$198,398
Cash and investments segregated in compliance with federal regulations	7,340,728	5,665,109
Receivable from brokers, dealers and clearing organizations	2,114,427	1,397,862
Receivable from clients and correspondents — net of allowance for doubtful accounts	1,916,156	1,419,469
Property and equipment — net of accumulated depreciation and amortization	36,876	57,219
Goodwill	717,106	708,030
Acquired intangible assets — net of accumulated amortization	242,315	256,949
Investments	53,311	34,684
Other assets	57,495	63,121

Total assets	$12,707,973	$9,800,841

Liabilities and Stockholders’ Equity
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,661,578	$1,917,482
Payable to clients and correspondents	8,537,026	6,374,644
Accounts payable and accrued liabilities	156,767	228,396
Prepaid variable forward contract obligation	35,803	—
Convertible subordinated notes	46,295	47,645
Income taxes payable	19,433	78,481
Deferred income taxes	84,898	55,794

Total liabilities	11,541,800	8,702,442

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; June 27, 2003 - 435,081,860 shares issued; Sept. 27, 2002 - 433,598,239 shares issued	4,351	4,336
Additional paid-in capital	1,176,587	1,160,200
Retained earnings (accumulated deficit)	3,059	(78,470)
Treasury stock, Common, at cost — June 27, 2003 - 8,430,603 shares; Sept. 27, 2002 - 1,491,747 shares	(43,088)	(7,317)
Deferred compensation	697	967
Accumulated other comprehensive income	24,567	18,683

Total stockholders’ equity	1,166,173	1,098,399

Total liabilities and stockholders’ equity	$12,707,973	$9,800,841

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Revenues:
Commissions and clearing fees	$129,019	$56,794	$337,899	$186,242
Interest revenue	43,265	28,598	122,765	85,371
Other	21,221	17,451	71,455	51,824

Total revenues	193,505	102,843	532,119	323,437
Client interest expense	4,994	2,580	15,447	8,247

Net revenues	188,511	100,263	516,672	315,190

Expenses:
Employee compensation and benefits	39,779	31,784	139,250	98,368
Communications	12,554	8,609	37,625	27,472
Occupancy and equipment costs	11,561	13,175	43,784	41,474
Depreciation and amortization	8,267	6,732	24,621	20,522
Professional services	7,266	5,253	26,880	16,772
Interest on borrowings	1,306	1,087	3,612	3,978
(Gain)/loss on disposal of property	(17)	20	(5,134)	237
Other	9,467	6,760	35,231	18,950
Advertising	16,524	16,781	75,542	58,686

Total expenses	106,707	90,201	381,411	286,459

Pre-tax income	81,804	10,062	135,261	28,731
Provision for income taxes	31,933	4,288	53,732	12,006

Net income	$49,871	$5,774	$81,529	$16,725

Basic earnings per share	$0.12	$0.03	$0.19	$0.08
Diluted earnings per share	$0.12	$0.03	$0.19	$0.08
Weighted average shares outstanding — basic	424,695	216,318	427,454	215,920
Weighted average shares outstanding — diluted	430,495	216,747	430,735	216,664

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended

	June 27, 2003	June 28, 2002

Cash flows from operating activities:
Net income	$81,529	$16,725
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,998	19,953
Amortization of intangible assets	13,623	569
Deferred income taxes	28,265	11,200
(Gain)/loss on disposal of property	(5,134)	237
Other non-cash expenses, net	525	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(1,675,619)	(549,109)
Brokerage receivables	(1,213,252)	(681,408)
Other assets	5,626	(15,112)
Brokerage payables	2,906,478	1,217,383
Accounts payable and accrued liabilities	(92,810)	23,809
Income taxes payable	(51,456)	430

Net cash flows from operating activities	8,773	44,677

Cash flows from investing activities:
Purchase of property and equipment	(6,565)	(1,746)
Proceeds from sale of property and equipment	24,772	632
Cash paid in business combinations, net	(5,215)	(4,627)

Net cash flows from investing activities	12,992	(5,741)

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	35,489	—
Principal payments on debt	(1,168)	(22,500)
Proceeds from exercise of stock options and other	26,278	159
Purchase of treasury stock	(61,460)	(18)
Payments received on stockholder loans	10,122	—

Net cash flows from financing activities	9,261	(22,359)

Effect of exchange rate changes on cash and cash equivalents	135	—

Net increase in cash and cash equivalents	31,161	16,577
Cash and cash equivalents at beginning of period	198,398	24,134

Cash and cash equivalents at end of period	$229,559	$40,711

Supplemental cash flow information:
Interest paid	$17,946	$11,278
Income taxes paid	$76,921	$377
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$8,063	$37
Issuance of Common Stock in acquisition of subsidiaries	$—	$7,149

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. There was no impact on the Company’s consolidated financial statements as a result of adopting FIN No. 45.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company does not have interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have any impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect SFAS No. 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after

May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect adoption of SFAS No. 150 to have any impact on its consolidated financial statements.

2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 27, 2003:

	Private	All
	Client	Other	Total

Balance as of September 27, 2002	$707,941	$89	$708,030
Purchase accounting adjustments, net of income taxes (1)	12,285	—	12,285
Tax benefit of option exercises (2)	(3,209)	—	(3,209)

Balance as of June 27, 2003	$717,017	$89	$717,106

(1)	Purchase accounting adjustments consist of approximately $7.3 million of adjustments to assets and liabilities relating to the Company’s merger with Datek Online Holdings Corp. (“Datek”) on September 9, 2002, and an adjustment to reclassify approximately $5.0 million of the Datek purchase price which was initially allocated to an intangible asset for the value of a contract associated with Datek’s Watcher Technologies LLC (“Watcher”) subsidiary. The Company intends to dispose of Watcher by the end of fiscal 2003 and accordingly has reduced the purchase price allocated to the Watcher contract to zero.

(2)	Represents tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of these option exercises was recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement options in the purchase accounting. The tax benefit of gains realized by the optionee in excess of the fair value recorded in the purchase accounting was recorded as additional paid-in capital.

On June 13, 2003, the Company completed its purchase of approximately 16,500 Mydiscountbroker.com, Inc. (“MDB”) client accounts from SWS Group, Inc. The purchase price was $4.2 million, subject to a post-closing review of account characteristics and number of accounts. The Company paid 80 percent of the purchase price, or approximately $3.4 million, upon closing the transaction, and will pay any remaining amount upon completion of the post-closing review. The entire purchase price has been allocated to acquired intangible assets for the fair value of the MDB client relationships.

The following table summarizes the major classes and carrying amounts of acquired intangible assets as of June 27, 2003:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Client relationships	$250,413	$(9,513)	$240,900
Noncompete agreements	7,356	(5,941)	1,415

	$257,769	$(15,454)	$242,315

The Company expects amortization expense on existing acquired intangible assets to be $4.2 million for the remainder of fiscal 2003 and $11.0 million for each of the five succeeding fiscal years.

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

4. INVESTMENTS

The Company’s investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding shares. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available for sale. As of June 27, 2003 and September 27, 2002, the Company’s investment in Knight was valued at $51.6 million and $31.9 million, respectively. The Company’s cost basis is $0.7 million; therefore, the gross unrealized gain was $50.9 million and $31.2 million at June 27, 2003 and September 27, 2002, respectively.

During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts (the “forward contracts”) with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. At the inception of the forward contracts, the Company received cash of approximately $35.5 million, equal to approximately 86 percent of the notional amount. The forward contracts mature on various dates in fiscal years 2006 and 2007. At maturity, the Company may settle the forward contracts in shares of Knight or in cash, at the Company’s option. If the market price of the Knight stock at maturity is equal to or less than the floor price, the counterparty will be entitled to receive one share of Knight or its cash equivalent for each underlying share. If the market price of the Knight stock at maturity is greater than the cap price, the counterparty will be entitled to receive the number of shares of Knight or its cash equivalent equal to the ratio of the floor price plus the excess of the market price over the cap price, divided by the market price, for each underlying share. If the market price at maturity is greater than the floor price but less than or equal to the cap price, the counterparty will be entitled to receive the number of Knight shares or its cash equivalent equal to the ratio of the floor price divided by the market price for each underlying share. Regardless of whether the forward contract is settled in Knight shares or in cash, the Company intends to sell the underlying Knight shares at maturity.

The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of June 27, 2003, the total fair value of the embedded collars was approximately $9.9 million and was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

The $35.5 million of cash received on the forward contracts is accounted for as a debt obligation on the condensed consolidated balance sheet. The Company is accreting interest on the debt obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

5. RESTRUCTURING AND EXIT LIABILITIES

The following table summarizes activity in the Company’s restructuring and acquisition exit liabilities for the three-month and nine-month periods ended June 27, 2003:

	Three Months Ended June 27, 2003

			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Mar. 28, 2003	Charges	Liability	Jun. 27, 2003

Restructuring liabilities:
Employee compensation and benefits	$3,372	$612	$(1,688)	$2,296
Occupancy and equipment costs	4,736	—	(1,558)	3,178
Professional services	1,663	—	(49)	1,614
Other	3,441	—	(124)	3,317

Total restructuring liabilities	$13,212	$612	$(3,419)	$10,405

Datek exit liabilities:
Employee compensation and benefits	$10,601	$—	$(6,392)	$4,209
Occupancy and equipment costs	10,413	—	(5,792)	4,621
Other	2,445	—	(2,445)	—

Total Datek exit liabilities	$23,459	$—	$(14,629)	$8,830

	Nine Months Ended June 27, 2003

			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Sept. 27, 2002	Charges	Liability	Jun. 27, 2003

Restructuring liabilities:
Employee compensation and benefits	$—	$4,632	$(2,336)	$2,296
Occupancy and equipment costs	5,719	1,027	(3,568)	3,178
Professional services	1,835	—	(221)	1,614
Other	3,800	—	(483)	3,317

Total restructuring liabilities	$11,354	$5,659	$(6,608)	$10,405

Datek exit liabilities:
Employee compensation and benefits	$25,619	$—	$(21,410)	$4,209
Occupancy and equipment costs	14,128	—	(9,507)	4,621
Other	5,107	—	(5,107)	—

Total Datek exit liabilities	$44,854	$—	$(36,024)	$8,830

The restructuring charges during fiscal 2003 consist primarily of severance pay and benefits for approximately 110 employees in connection with the Company’s closing of its TradeCast business and consolidation of the Ameritrade and Datek technology organizations, and non-cancelable lease costs in connection with the closing of the TradeCast business. The Company expects to pay most employee compensation restructuring liabilities during fiscal 2003, with any remaining amounts to be paid in fiscal 2004. The Company expects to utilize the remaining occupancy and equipment, professional services and other restructuring liabilities over the respective lease periods through fiscal 2005. Most Datek employee compensation liabilities are expected to be paid during fiscal 2003, with any remaining amounts to be paid in fiscal 2004. Remaining Datek occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

6. NOTES PAYABLE

On December 16, 2002, the Company entered into a second amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $50 million through December 15, 2003, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, initially is equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.75 percent. The interest rate will be decreased if the Company achieves certain levels of consolidated net income during the term of the agreement. At June 27, 2003, the interest rate on the revolving credit agreement would have been 3.87 percent. The Company also pays a commitment fee of 0.375 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at June 27, 2003 and no outstanding indebtedness under the prior revolving credit agreement at September 27, 2002. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements for all periods presented in the condensed consolidated financial statements.

The Company, through Ameritrade, Inc. and iClearing LLC (“iClearing”), its wholly owned securities clearing subsidiaries, had access to credit facilities with financial institutions of up to $160 million and $245 million as of June 27, 2003 and September 27, 2002, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. Letters of credit in the amount of $40 million as of June 27, 2003 and September 27, 2002 have been issued on behalf of the Company by several financial institutions and reduce the amount available under these credit facilities. The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. As of June 27, 2003 and September 27, 2002, no amounts were outstanding under line of credit arrangements and approximately $120 million and $205 million, respectively, was available to the Company for either loans or, in some cases, letters of credit. The Company is generally required to pledge client securities to secure outstanding obligations under these credit facilities.

7. CONVERTIBLE SUBORDINATED NOTES

In October 2002, the Company repurchased and retired approximately $1.4 million of its 5.75 percent convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million. As of June 27, 2003, the Company had approximately $46.3 million of convertible subordinated notes outstanding, which are due August

1, 2004. These notes are convertible into approximately 1.4 million shares of Common Stock at a conversion rate of 30.7137 shares of Common Stock per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share).

8. NET CAPITAL

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company’s broker-dealer subsidiaries had aggregate net capital of $231.7 million and $183.2 million as of June 27, 2003 and September 27, 2002, respectively, which exceeded aggregate minimum net capital requirements by $184.3 million and $150.3 million, respectively. Subsidiary net capital in the amount of $47.4 million and $32.9 million as of June 27, 2003 and September 27, 2002, respectively, was not available for transfer to Ameritrade Holding Corporation.

9. STOCK OPTION AND INCENTIVE PLANS

In accordance with SFAS No. 123, the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to the Company’s stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, with the exception of replacement options granted in connection with business combinations. Pro forma information regarding net income and earnings per share is required by SFAS No. 148. This information is presented as if the Company had accounted for its stock-based awards under the fair value method:

	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

Net income, as reported	$49,871	$5,774	$81,529	$16,725
Less: Stock-based compensation determined under the fair value based method, net of related income tax effects	(5,029)	(3,304)	(10,686)	(9,911)

Pro forma net income	$44,842	$2,470	$70,843	$6,814

Basic and diluted earnings per share:
As reported	$0.12	$0.03	$0.19	$0.08
Pro forma	$0.10	0.01	$0.16	$0.03

10. COMMITMENTS AND CONTINGENCIES

Legal - In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the district court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The district court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska Supreme Court reversed the district court’s grant of summary judgment and remanded the case to the district court for further proceedings. The Court did not decide whether the plaintiffs’ claims have merit.

The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. Management cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NASD Investigation - In August 2002, NASD, Inc. (“NASD”) directed the Company’s broker-dealer subsidiaries, iClearing and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD is conducting an investigation related to the specified trades. NASD Staff has advised that it has made a preliminary determination to recommend disciplinary action against Ameritrade, Inc., Datek Online Financial Services, LLC (“DOFS”) and iClearing based on allegations that the specified trades violated Regulation T of the Board of Governors of the Federal Reserve System and NASD Conduct Rules. Ameritrade, Inc., DOFS and iClearing have made submissions to NASD setting forth the reasons why NASD should not authorize disciplinary proceedings. If NASD elects to bring disciplinary proceedings, NASD may seek censures, fines, suspensions or other sanctions. The Company is also discussing possible settlement with NASD. The Company is unable to predict the outcome of this matter.

Patent Matter - An owner of a large patent portfolio relating to interactive voice response systems has sent correspondence to the Company in which he alleges infringement of one of his patents. The Company has not admitted any infringement. In July 2002, the Company commenced negotiations with the patent owner to resolve this issue. If an agreement is reached, it is probable that the Company would be required to pay a fee for the past use of this technology, which, the Company estimates, would amount to approximately $4.0 million for usage through June 2003. If an agreement is not reached and the patent owner succeeds in establishing infringement in a lawsuit, the Company may be liable to pay damages in an unknown amount to be established at trial, which could be substantially higher than a negotiated amount. The Company had approximately $4.0 million and $2.5 million accrued for this matter as of June 27, 2003 and September 27, 2002, respectively.

General Contingencies - In the ordinary course of business, there are various contingencies which are not reflected in the condensed consolidated financial statements. These include Ameritrade, Inc. and iClearing client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the clients are unable to fulfill their contracted obligations.

Client securities activities are transacted on either a cash or margin basis. In margin transactions, the Company may extend credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin-related transactions may expose the Company to off-balance-sheet risk in the event each client’s assets are not sufficient to fully cover losses which clients may incur. In the event the client fails to satisfy its obligations, the Company has the authority to purchase or sell financial instruments in the client’s account at prevailing market prices in order to fulfill the client’s obligations.

The Company seeks to control the risks associated with its client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.

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

As of June 27, 2003, client margin securities of approximately $2.7 billion and stock borrowings of approximately $2.1 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $2.9 billion of that collateral as of June 27, 2003.

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

Financial information for the Company’s Private Client Division and all other segments is presented in the following table. The totals are equal to the Company’s consolidated amounts as reported in the condensed consolidated statements of operations. Information for the three months and nine months ended June 28, 2002 has been restated to conform to the current presentation.

	Three Months Ended June 27, 2003			Nine Months Ended June 27, 2003

	Private	All		Private	All
	Client	Other	Total	Client	Other	Total

Non-interest revenues	$146,357	$3,883	$150,240	$390,068	$19,286	$409,354
Interest revenue, net	37,131	1,140	38,271	103,786	3,532	107,318

Net revenues	$183,488	$5,023	$188,511	$493,854	$22,818	$516,672

Pre-tax income (loss)	$79,206	$2,598	$81,804	$142,230	$(6,969)	$135,261

	Three Months Ended June 28, 2002			Nine Months Ended June 28, 2002

	Private	All		Private	All
	Client	Other	Total	Client	Other	Total

Non-interest revenues	$70,483	$3,762	$74,245	$226,525	$11,541	$238,066
Interest revenue, net	25,226	792	26,018	74,993	2,131	77,124

Net revenues	$95,709	$4,554	$100,263	$301,518	$13,672	$315,190

Pre-tax income (loss)	$11,793	$(1,731)	$10,062	$39,869	$(11,138)	$28,731

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Net income	$49,871	$5,774	$81,529	$16,725
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investment securities available-for-sale arising during the period	19,459	(15,024)	19,459	(19,531)
Net unrealized holding losses on derivative instrument arising during the period	(13,270)	—	(9,877)	—
Adjustment for deferred income taxes	(2,476)	6,010	(3,833)	7,812
Foreign currency translation adjustment	65	—	135	—

Total other comprehensive income (loss), net of tax	3,778	(9,014)	5,884	(11,719)

Comprehensive income (loss)	$53,649	$(3,240)	$87,413	$5,006

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 27, 2002, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, volatility in the stock market, competition, systems failures and capacity constraints, regulatory and legal uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 27, 2002. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

In particular, the following statements contained in this discussion are forward-looking statements: our plans for the integration of Datek and anticipated synergies resulting from the Datek merger; our expectations regarding average commissions and clearing fees per trade; our expectations regarding modification of client behavior resulting from restrictions on specified trading in cash accounts; our expectations regarding growth of net interest revenue; our expectation of reductions in the number of employees resulting from the Datek merger integration; our expected amount of advertising expenses; our expectations regarding our effective income tax rate; our anticipated capital and liquidity needs and our plans to finance such needs; our expectations regarding our stock repurchase program; and our expectations regarding the impact of recently issued accounting pronouncements.

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

We continue to integrate Datek’s business with ours. As part of the integration planning process, we formed an integration planning organization comprised of representatives of both companies and a former Datek stockholder. Integration planning teams were assigned to determine the product and service features, functionality for clearing settlement services, call center organization and services, technology platforms and order routing for the combined company. Datek’s client call center function was moved to call centers in Omaha, Nebraska and Ft. Worth, Texas shortly after completion of the merger. Website enhancements to both Ameritrade’s and Datek’s front-end websites, along with a new pricing schedule, were implemented on October 19, 2002. Effective March 14, 2003, we consolidated the clearing function performed by Datek into the Ameritrade, Inc. clearing platform. Near the end of fiscal 2003, we expect to phase-in a single web architecture trading platform. During fiscal 2004, we expect to phase-in a single point of entry to the trading platform for both Ameritrade and Datek clients. The integration plans for the operations of Ameritrade and Datek are subject to change.

At the time of the merger, we anticipated synergies from the merger resulting from cost savings programs, estimated to be approximately $100 million on an annualized, after-tax basis (approximately $174 million pre-tax), including $10 million of annualized pre-tax advertising synergies. We currently estimate we will achieve approximately $111 million of after-tax synergies (approximately $185 million pre-tax) for fiscal 2003, excluding advertising synergies. We expect to realize approximately $140 million of after-tax synergies (approximately $233 million pre-tax) for fiscal 2004, excluding advertising synergies.

RESULTS OF OPERATIONS

Three-Month Periods Ended June 27, 2003 and June 28, 2002

Net Revenues. Commissions and clearing fees increased 127 percent to $129.0 million in the third quarter of fiscal 2003 from $56.8 million in the third quarter of fiscal 2002, primarily due to the addition of 876,000 core accounts in the fourth quarter of fiscal 2002 resulting from the Datek merger and increased client trading activity. Core client accounts increased to approximately 2,973,000 at June 27, 2003 from approximately 1,917,000 at June 28, 2002. Average trades per day increased 110 percent to 154,294 in the third quarter of fiscal 2003 from 73,506 in the third quarter of fiscal 2002. Clients averaged approximately 3.3 trades per account during the third quarter of fiscal 2003, compared to approximately 2.5 trades per account during the third quarter of fiscal 2002. Commissions and clearing fees per trade increased to $13.27 in the third quarter of fiscal 2003 from $12.07 in the third quarter of fiscal 2002, due primarily to the implementation of a new pricing schedule effective October 19, 2002 and an increase in the average number of contracts per options trade, partially offset by slightly lower payment for order flow revenue per trade during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Under the new pricing schedule, commissions for online equity trades are $10.99 for both market and limit orders, regardless of the number of shares bought or sold with no additional order handling fees. Under the previous pricing schedule, commissions for online equity market orders were $8.00, while online equity limit orders were $13.00. Flat commission pricing was also implemented for Interactive Voice Response system trades, at $14.99 per trade (previously $12.00 for market orders and $17.00 for limit orders). Broker-assisted trades are now $24.99 for market orders, with an additional $5.00 fee for limit orders. We expect that average commissions and clearing fees per trade will approximate third quarter fiscal 2003 levels for the remainder of fiscal 2003 as a result of the new pricing schedule.

In August 2002, NASD, Inc. directed our broker-dealer subsidiaries, iClearing LLC and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). We have completed the changes to our systems and procedures required to address this restriction. While trading activity in cash accounts that we had identified as engaging in specified trades decreased substantially in the second and third fiscal quarters, we have not been able to quantify the impact of the restrictions on the Company’s revenues and earnings. We believe that clients’ modification to their trading activity, conversion to margin accounts or closing of cash accounts as a result of the restrictions for the most part occurred by the end of the third quarter.

NASD is conducting an investigation related to the specified trades. NASD Staff has advised that it has made a preliminary determination to recommend disciplinary action against Ameritrade, Inc., Datek Online Financial Services, LLC (“DOFS”) and iClearing based on allegations that the specified trades violated Regulation T of the Board of Governors of the Federal Reserve System and NASD Conduct Rules. Ameritrade, Inc., DOFS and iClearing have made submissions to NASD setting forth the reasons why NASD should not authorize disciplinary proceedings. If NASD elects to bring disciplinary proceedings, NASD may seek censures, fines, suspensions or other sanctions. The Company is also discussing possible settlement with NASD. The Company is unable to predict the outcome of this matter.

Net interest revenue (interest revenue less client interest expense) increased 47 percent to $38.3 million in the third quarter of fiscal 2003 from $26.0 million in the third quarter of fiscal 2002. Average total client and correspondent receivables increased 23 percent in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, due primarily to the Datek merger. Average cash and investments segregated in compliance with federal regulations (“segregated cash”) increased by 175 percent in the third quarter of fiscal 2003 from the third quarter of fiscal 2002. The increased interest income resulting from the higher client and correspondent receivables and segregated cash was partially offset by a decrease of 57 basis points in the average interest rate charged on client receivables, a decrease of 53 basis points in the average interest rate earned on segregated cash and an increase of 140 percent in average amounts payable to clients and correspondents in the third quarter of fiscal 2003 from the third quarter of fiscal 2002. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased 22 percent to $21.2 million in the third quarter of fiscal 2003 from $17.5 million in the third quarter of fiscal 2002, due primarily to increased account maintenance, clearing and other fee income resulting from the Datek merger.

Expenses. Employee compensation and benefits expense increased 25 percent to $39.8 million in the third quarter of fiscal 2003 from $31.8 million in the third quarter of fiscal 2002, due primarily to the Datek merger. Full-time equivalent employees increased nine percent to 1,796 at the end of June 2003 from 1,654 at the end of June 2002. Due to the stronger market conditions in the third quarter of fiscal 2003, we currently expect the number of full-time equivalent employees to remain at approximately 1,800 through the end of fiscal 2003. The number of temporary employees also increased 134 percent from June 2002 to June 2003, due to the transition of Datek business to Ameritrade call centers. We also incurred approximately $2.8 million of expense during the third quarter of fiscal 2003 for bonuses based on synergies achieved in the Datek merger.

Communications expense increased 46 percent to $12.6 million in the third quarter of fiscal 2003 compared to $8.6 million in the third quarter of fiscal 2002, due primarily to increased expense for quotes, market information and postage associated with additional accounts and transaction processing volumes resulting from the Datek merger.

Occupancy and equipment costs decreased 12 percent to $11.6 million in the third quarter of fiscal 2003 from $13.2 million in the third quarter of fiscal 2002, due to cost savings from facilities consolidation.

Depreciation and amortization increased 23 percent to $8.3 million in the third quarter of fiscal 2003 from $6.7 million in the third quarter of fiscal 2002, due primarily to amortization of intangible assets recorded in the Datek merger.

Professional services expense increased 38 percent to $7.3 million in the third quarter of fiscal 2003 from $5.3 million in the third quarter of fiscal 2002. This increase was primarily due to increased usage of consulting services during the third quarter of fiscal 2003 in connection with the Datek merger integration.

Interest on borrowings increased 20 percent to $1.3 million in the third quarter of fiscal 2003 from $1.1 million in the third quarter of fiscal 2002, due primarily to interest expense associated with the forward contracts on our Knight investment in the third quarter of fiscal 2003. We had no borrowings outstanding on our revolving credit agreement during the third quarter of either fiscal 2003 or fiscal 2002.

Other operating expenses increased 40 percent to $9.5 million in the third quarter of fiscal 2003 compared to $6.8 million in the third quarter of fiscal 2002, due primarily to increased clearing, execution and account maintenance expenses resulting from the increased transaction volume and accounts added through the Datek merger.

Advertising expenses decreased two percent to $16.5 million in the third quarter of fiscal 2003 from $16.8 million in the third quarter of fiscal 2002. We have budgeted approximately $13 million to $18 million for advertising for the fourth quarter of fiscal 2003.

Income tax expense was $31.9 million in the third quarter of fiscal 2003 compared to $4.3 million in the third quarter of fiscal 2002. The effective income tax rate in the third quarter of fiscal 2003 decreased to approximately 39 percent compared to approximately 43 percent in the third quarter of fiscal 2002, due primarily to utilization of state tax credits resulting from the consolidation of the Company’s clearing function in Nebraska in March 2003 and the effect of nondeductible items on a relatively small amount of pre-tax income in the third quarter of fiscal 2002. We expect our effective income tax rate for the fourth quarter of fiscal 2003 to be approximately 40 percent.

Nine-Month Periods Ended June 27, 2003 and June 28, 2002

Net Revenues. Commissions and clearing fees increased 81 percent to $337.9 million for the first nine months of fiscal 2003 from $186.2 million for the same period of fiscal 2002, primarily due to the addition of 876,000 core accounts in the fourth quarter of fiscal 2002 resulting from the Datek merger and increased client trading activity. Average trades per day increased 66 percent to 137,451 for the first nine months of fiscal 2003 from 82,755 in the first nine months of fiscal 2002. Clients averaged approximately 8.9 trades per account during the first nine months of fiscal 2003, compared to approximately 8.4 trades per account for the same period of fiscal 2002. Commissions and clearing fees per trade increased to $13.08 for the first ninth months of fiscal 2003 from $11.97 for the first nine months of fiscal 2002, due primarily to the implementation of a new pricing schedule effective October 19, 2002 and an increase in the average number of contracts per options trade, partially offset by slightly lower payment for order flow revenue per trade during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. We expect that average commissions and clearing fees per trade will approximate third quarter fiscal 2003 levels for the remainder of fiscal 2003 as a result of the new pricing schedule.

Net interest revenue increased 39 percent to $107.3 million for the first nine months of fiscal 2003 from $77.1 million for the first nine months of fiscal 2002. Average total client and correspondent receivables increased 19 percent in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, due primarily to the Datek merger. Average segregated cash increased by 165 percent in the first nine months of fiscal 2003 from the first nine months of fiscal 2002. The increased interest income resulting from the higher client and correspondent receivables and segregated cash was partially offset by a decrease of 60 basis points in the average interest rate charged on client receivables, a decrease of 58 basis points in the average interest rate earned on segregated cash and an increase of 126 percent in average amounts payable to clients and correspondents in the first nine months of fiscal 2003 from the first nine months of fiscal 2002. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues increased 38 percent to $71.5 million for the first nine months of fiscal 2003 from $51.8 million for the first nine months of fiscal 2002, due primarily to increased account maintenance, clearing and other fee income resulting from the Datek merger.

Expenses. Employee compensation and benefits expense increased 42 percent to $139.3 million for the first nine months of fiscal 2003 compared to $98.4 million for the first nine months of fiscal 2002. Full-time equivalent employees increased nine percent to 1,796 at the end of June 2003 from 1,654 at the end of June 2002. Due to the stronger market conditions in the third quarter of fiscal 2003, we currently expect the number of full-time equivalent employees to remain at approximately 1,800 through the end of fiscal 2003. The number of temporary employees also increased 134 percent from June 2002 to June 2003, due to the transition of Datek business to Ameritrade call centers. In the first nine months of fiscal 2003, we also incurred approximately $4.2 million of expense during fiscal 2003 for bonuses based on synergies achieved in the Datek merger; approximately $4.2 million in severance costs related to the closing of TradeCast and the integration of the Datek and Ameritrade technology organizations; and approximately $4.0 million of compensation expense for SARs assumed in the Datek merger, due to increases in our stock price and costs of a cash-out offer to SAR holders during fiscal 2003. As of June 27, 2003, there were approximately 67,500 SARs outstanding with a weighted average exercise price of $4.71 per share, compared with 4.0 million SARs outstanding at September 27, 2002. Due to the variable accounting required for SARs, fluctuations in our stock price will cause fluctuations in the related compensation expense in future periods for the remaining SARs outstanding.

Communications expense increased 37 percent to $37.6 million for the first nine months of fiscal 2003 compared to $27.5 million for the first nine months of fiscal 2002, due primarily to increased expense for quotes, market information and postage associated with additional accounts and transaction processing volumes resulting from the Datek merger.

Occupancy and equipment costs increased six percent to $43.8 million for the first nine months of fiscal 2003 from $41.5 million for the first nine months of fiscal 2002, due to facilities added in the Datek merger.

Depreciation and amortization increased 20 percent to $24.6 million for the first nine months of fiscal 2003 from $20.5 million for the first nine months of fiscal 2002, due primarily to amortization of intangible assets recorded in the Datek merger.

Professional services expense increased 60 percent to $26.9 million for the first nine months of fiscal 2003, from $16.8 million for the first nine months of fiscal 2002. This increase was primarily due to increased usage of consulting services during the first nine months of fiscal 2003 in connection with the Datek merger integration.

Interest on borrowings decreased nine percent to $3.6 million for the first nine months of fiscal 2003 from $4.0 million for the first nine months of fiscal 2002, due primarily to lower average borrowings on our revolving credit agreement, partially offset by interest expense associated with the forward contracts on our Knight investment in fiscal 2003. We had no borrowings outstanding on our revolving credit agreement during the first nine months of fiscal 2003.

(Gain)/loss on disposal of property includes approximately $5.7 million of gain recognized on the sale/leaseback of our Kansas City data center facility in the first nine months of fiscal 2003. The remaining $3.7 million of gain on the sale/leaseback is being recognized over the five-year term of the leaseback in accordance with sale/leaseback accounting.

Other operating expenses increased 86 percent to $35.2 million for the first nine months of fiscal 2003 compared to $19.0 million for the first nine months of fiscal 2002, due primarily to increased clearing, execution and account maintenance expenses resulting from the increased transaction volume and accounts added through the Datek merger.

Advertising expenses increased 29 percent to $75.5 million for the first nine months of fiscal 2003 from $58.7 million for the first nine months of fiscal 2003. The increased level of advertising expenditures was principally due to our introduction of a new suite of products and services and new pricing schedule during the first quarter of fiscal 2003. We have budgeted approximately $13 million to $18 million for advertising for the fourth quarter of fiscal 2003.

Income tax expense was $53.7 million for the first nine months of fiscal 2003 compared to $12.0 million for the first nine months of fiscal 2002. The effective income tax rate decreased to approximately 40 percent for the first nine months of fiscal 2003, compared to approximately 42 percent for the first nine months of fiscal 2002, due primarily to utilization of state tax credits resulting from the consolidation of the Company’s clearing function in Nebraska in March 2003 and the effect of nondeductible items on a relatively small amount of pre-tax income in the first nine months of fiscal 2002. We expect our effective income tax rate for the fourth quarter of fiscal 2003 to be approximately 40 percent.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2003 were financed primarily from our earnings and cash on hand. We also received approximately $35.5 million of proceeds on a prepaid variable forward contract (see “Prepaid Variable Forward Contract”) on our 7.9 million share investment in Knight, and approximately $23.2 million of net proceeds from the sale/leaseback of our Kansas City data center facility. We plan to finance our capital and liquidity needs for the remainder of fiscal 2003 primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

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

Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits”, which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our net debit items may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The holding company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.

Cash Flow

Cash provided by operating activities was $8.8 million for the first nine months of fiscal 2003, compared to $44.7 million for the first nine months of fiscal 2002. The decrease in cash flows from operations was primarily due to a substantial reduction in accounts payable and accrued liabilities and payment of approximately $76.9 million in income taxes during the first nine months of fiscal 2003, partially offset by higher pre-tax income compared to the same period of the previous year. The large amount of income taxes paid was primarily due to taxes owed by Datek resulting from a gain on the distribution of Island Holding Company, Inc. (“Island”) stock to Datek stockholders prior to the Datek merger. The payment of taxes on the Island distribution was funded by a cash holdback amount established in connection with the Datek merger. The reduction in accounts payable and accrued liabilities includes payments on liabilities assumed in the Datek merger, which were also funded by cash acquired in the Datek merger.

Cash provided by investing activities was $13.0 million for the first nine months of fiscal 2003, compared to cash used in investing activities of $5.7 million for the first nine months of fiscal 2002, due primarily to $23.2 million of proceeds from the sale/leaseback of our Kansas City data center facility in the first nine months of fiscal 2003, partially offset by higher net capital expenditures for software development during the first nine months of fiscal 2003 compared to the same period of the previous year, and an initial payment of $3.4 million (representing 80 percent of the total purchase price) to acquire approximately 16,500 Mydiscountbroker.com accounts.

Cash provided by financing activities was $9.3 million for the first nine months of fiscal 2003, compared to cash used in financing activities of $22.4 million for the first nine months of fiscal 2002. The financing activities consisted mainly of $35.5 million of proceeds on the Knight prepaid variable forward contracts, $26.3 million of proceeds from stock option exercises and $10.1 million of payments received on stockholder loans, partly offset by $61.5 million of stock repurchases and $1.2 million of repurchases of our convertible subordinated notes (see “Convertible Subordinated Notes”) in the first nine months of fiscal 2003; and $22.5 million of payments on our revolving credit facility in the first nine months of fiscal 2002.

Loan Agreement

On December 16, 2002, we entered into a second amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $50 million through December 15, 2003, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, initially is equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.75 percent. The interest rate will be decreased if we achieve certain levels of consolidated net income during the term of the agreement. At June 27, 2003, the interest rate on the revolving credit agreement would have been 3.87 percent. We also pay a commitment fee of 0.375 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at June 27, 2003 and no outstanding indebtedness under the prior revolving credit agreement at September 27, 2002. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements for all periods presented in the condensed consolidated financial statements.

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

In February 2001, $152.4 million of our convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. In October 2002, we repurchased and retired approximately $1.4 million of our convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million. As of June 27, 2003, we had approximately $46.3 million of convertible subordinated notes outstanding. These notes are convertible into approximately 1.4 million shares of Common Stock.

Prepaid Variable Forward Contract

During fiscal 2003, we entered into a series of prepaid variable forward contracts (the “forward contracts”) with a counterparty with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. At the inception of the forward contracts, we received cash of approximately $35.5 million, equal to approximately 86 percent of the notional amount. The forward contracts mature on various dates in fiscal years 2006 and 2007. At maturity, we may settle the forward contracts in shares of Knight or in cash, at our option. If the market price of the Knight stock at maturity is equal to or less than the floor price, the counterparty will be entitled to receive one share of Knight or its cash equivalent for each underlying share. If the market price of the Knight stock at maturity is greater than the cap price, the counterparty will be entitled to receive the number of shares of Knight or its cash equivalent equal to the ratio of the floor price plus the excess of the market price over the cap price, divided by the market price, for each underlying share. If the market price at maturity is greater than the floor price but less than or equal to the cap price, the counterparty will be entitled to receive the number of Knight shares or its cash equivalent equal to the ratio of the floor price divided by the market price for each underlying share. Regardless of whether the forward contract is settled in Knight shares or in cash, we intend to sell the underlying Knight shares at maturity.

We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of June 27, 2003, the total fair value of the embedded collars was approximately $9.9 million and was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

The $35.5 million of cash received on the forward contracts is accounted for as a debt obligation on the condensed consolidated balance sheet. We are accreting interest on the debt obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. Through the first quarter of fiscal 2003, we funded our purchases with cash on hand. In the second and third quarters of fiscal 2003, we funded our purchases with cash on hand and the proceeds of the Knight prepaid variable forward contracts. We expect to fund any future purchases primarily with operating profits or cash on hand. Through June 27, 2003, we repurchased approximately 14.3 million shares at a weighted average purchase price of $4.63 per share.

Other Contractual Obligations

We are obligated to pay our Chief Executive Officer (“CEO”) $15.6 million in deferred compensation, adjusted for investment income or losses on the $15.6 million, pursuant to our employment agreement with the CEO. Our current employment agreement with the CEO ends on March 1, 2005. This payment will be made not sooner than the day after the CEO’s employment with the Company terminates. At June 27, 2003 and September 27, 2002, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under this deferred compensation plan. Changes in the fair value of this instrument are equally offset by changes in our obligation to our CEO.

We also have contractual obligations under operating leases for facilities and equipment. The following table summarizes future payments under our contractual obligations. Amounts are in thousands.

		Payments Due for Fiscal Years Ending:

Contractual Obligations	Total	2003	2004-05	2006-07	After 2007

Operating leases, net of sublease proceeds	$76,314	$5,317	$24,556	$13,364	$33,077
Deferred compensation (1)	15,550	15,550	—	—	—
Convertible subordinated notes	46,295	—	46,295	—	—

Total contractual cash obligations	$138,159	$20,867	$70,851	$13,364	$33,077

(1) Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2003 column as that is the year in which the entire amount of the compensation has been earned by the CEO.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 148 - In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. We are evaluating whether to adopt the fair value based method of accounting for stock-based compensation, and the alternative methods of transition for such a change. If we were to elect to change to the fair value based method using the retroactive restatement alternative under SFAS No. 148, we estimate the additional compensation expense associated with stock-based compensation would reduce our earnings by approximately $0.04 per share for fiscal 2003. Actual results may differ.

FIN No. 45 - In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. There was no impact on our financial statements as a result of adopting FIN No. 45.

FIN No. 46 - In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We do not have interests in variable interest entities, and therefore do not expect adoption of FIN No. 46 to have any impact on our consolidated financial statements.

SFAS No. 149 - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect SFAS No. 149 to have a material impact on its consolidated financial statements.

SFAS No. 150 - In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect adoption of SFAS No. 150 to have any impact on its consolidated financial statements.

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $7.3 billion at June 27, 2003 and $5.7 billion at September 27, 2002. We invest these funds in repurchase agreements, short-term fixed-rate U.S. Treasury Bills and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $8.5 billion at June 27, 2003 and $6.4 billion at September 27, 2002, in the form of client cash balances. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Because we establish the rate paid on client cash balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management.

At June 27, 2003 and September 27, 2002, we had $46.3 million and $47.6 million, respectively, of convertible subordinated notes outstanding, which bear interest at a fixed rate of 5.75 percent. We had no borrowings outstanding under our $50 million revolving credit agreement, which bears interest at a floating rate, as of June 27, 2003 and September 27, 2002.

We hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 75,700 shares of The Nasdaq Stock Market, Inc., which were recorded at fair value of $52.2 million ($31.9 million net of tax) at June 27, 2003 and has exposure to market price risk. The same securities were recorded at fair value of $32.9 million ($20.4 million net of tax) at September 27, 2002. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $5.2 million at June 27, 2003. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of June 27, 2003, the fair value of the embedded collar was approximately $9.9 million and was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

At June 27, 2003 and September 27, 2002, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 4. — Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2003. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Part II — OTHER INFORMATION

Item 1. — Legal Proceedings

Litigation - In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the district court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The district court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska

Supreme Court reversed the district court’s grant of summary judgment and remanded the case to the district court for further proceedings. The Court did not decide whether the plaintiffs’ claims have merit.

The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. We cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NASD Investigation - In August 2002, NASD, Inc. directed the Company’s broker-dealer subsidiaries, iClearing LLC and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD is conducting an investigation related to the specified trades. NASD Staff has advised that it has made a preliminary determination to recommend disciplinary action against Ameritrade, Inc., Datek Online Financial Services, LLC and iClearing based on allegations that the specified trades violated Regulation T of the Board of Governors of the Federal Reserve System and NASD Conduct Rules. Ameritrade, Inc., DOFS and iClearing have made submissions to NASD setting forth the reasons why NASD should not authorize disciplinary proceedings. If NASD elects to bring disciplinary proceedings, NASD may seek censures, fines, suspensions or other sanctions. The Company is also discussing possible settlement with NASD. The Company is unable to predict the outcome of this matter.

Item 6. — Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-A filed on September 5, 2002)

10.1	Separation and Release Agreement, dated as of April 1, 2003, between Vincent Passione and Ameritrade Holding Corporation.

10.2	Employment Agreement, dated as of April 7, 2003, between Asiff Hirji and Ameritrade Holding Corporation

10.3	Pre-Paid Share Forward Transaction Confirmation, dated as of April 7, 2003, between Citibank, N.A. and Ameritrade Holding Corporation

10.4	Pre-Paid Share Forward Transaction Confirmation, dated as of June 5, 2003, between Citibank, N.A. and Ameritrade Holding Corporation

15.1	Independent accountants’ awareness letter

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On April 22, 2003, a Form 8-K was filed under Items 7 and 12.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2003

Ameritrade Holding Corporation

(Registrant)

by:	/s/ Joseph H. Moglia

Joseph H. Moglia

Chief Executive Officer

(Principal Executive Officer)

by:	/s/ John R. MacDonald

John R. MacDonald

Executive Vice President, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)