Form 10-K
period 2003-09-26
AMERITRADE HOLDING CORP
filed 2003-11-07
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-49992

Ameritrade Holding Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)

4211 South 102nd Street,

Omaha, Nebraska 68127
(Address of principal executive offices and zip code)

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

      The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $931 million computed by reference to the closing sale price of the stock on the Nasdaq National Market on March 28, 2003, the last trading day of the registrant’s most recently completed second fiscal quarter.

      The number of shares of Common Stock outstanding as of October 31, 2003 was 429,215,299 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Retail Securities Brokerage Industry Overview

      The retail brokerage industry is comprised of companies that employ two primary delivery channels: online delivery and offline delivery utilizing financial consultants. The number of client accounts in the online segment of the retail brokerage industry has grown rapidly over the past five years. A number of factors have contributed to this growth, including:

•	Increased consumer acceptance of and confidence in the Internet as a reliable, secure and cost effective medium for financial transactions;

•	The availability of financial information online, including research, real-time quotes, charts, news and company information;

•	The growth in high-speed Internet access by US households;

•	The appeal of online trading to investors based on lower commissions, greater range of investment alternatives and greater control over investment decisions; and

•	The growth in equity ownership by individual investors.

Operations

      We are a leading provider of securities brokerage services and technology-based financial services to retail investors and business partners, predominantly through the Internet. Our services appeal to a broad market of independent, value conscious retail investors, traders, financial planners and institutions. We use our low-cost platform to offer brokerage services to retail investors and institutions under a commission structure that is generally lower and simpler than that of most of our major competitors.

      We have been an innovator in electronic brokerage services since being established in 1971. We were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access; and commitment on the speed of execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, average daily trading volume and total assets in client accounts. As of September 26, 2003, we had approximately 3 million client accounts, compared to 98,000 as of September 26, 1997. We have also built and continue to invest in a proprietary trade processing platform that is both cost efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the Ameritrade brand.

Strategy

      Our business strategy is to continue to capitalize on the projected growth of the online brokerage industry in the United States and Canada and leverage our low-cost infrastructure to grow market share and profitability. We strive to enhance the client experience while delivering greater value to stockholders. The key elements of our strategy are as follows:

•	Focus on brokerage services. We plan to maintain our focus on attracting independent and active investors to our online brokerage services. We believe that this focus promotes efficiencies and capitalizes on projected growth in the industry. This focused strategy is designed to allow us to maintain our low operating cost structure and still offer our clients outstanding products and services.

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very competitive online experience for investors and traders. Our low-cost, scalable platform provides speed, reliability and execution for clients. The available capacity in our trading system allows us to add a significant number of transactions without incurring additional fixed costs.

•	Continue to be a low-cost provider of quality services. Our operating expense per trade is among the lowest of any of our publicly traded major competitors. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial leverage.

•	Continue to offer innovative technologies and service enhancements to our clients. We have been an innovator in our industry over our 32-year history. We continually strive to provide our clients with choice and the ability to customize their trading experience. We provide greater choice by tailoring our features and functionality to meet the specific needs of institutions and individual investors.

•	Continue to aggressively pursue growth through acquisitions. During fiscal 2003, we purchased the online accounts of Mydiscountbroker.com and announced an agreement to purchase the online accounts of BrokerageAmerica.com. These two announcements followed the merger with Datek in 2002, through which we have now become the leader in online equity trades per day. As a result, during the last two quarters our pre-tax margins, which averaged approximately 45%, have been the highest in the industry of any of our publicly traded major competitors and we have positioned ourselves to maintain profitability even in difficult markets. During fiscal 2001, we purchased National Discount Brokers Corporation (“NDB”) to support our client segmentation strategy. When evaluating potential acquisitions, we look for transactions that will give us financial leverage, technology leverage or increased market share. We intend to continue to be an acquirer by proactively searching for other firms that fit one or more of these criteria.

•	Leverage the Ameritrade brand. We believe that we have a superior brand identity and offering. Our past advertising has established Ameritrade as a significant brand in the online brokerage market. In October 2003, we launched a new ad campaign that is designed to contrast how flat pricing, fast executions and real-time information — valuable benefits in the realm of independent investing — can have differing and humorous effects when played out in other everyday situations. We plan to leverage our strong brand awareness when advertising each of our client offerings.

      During 2001, we reorganized our corporate and management structure to meet the specific needs of our growing and diverse client base. The new management structure created two principal business units, a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings, each tailored to specific clients and their respective investing and trading preferences.

Private Client Division

      Our Private Client Division provides tiered levels of products and services to meet the varying needs and investing patterns of different retail clients. We have developed strategies aimed at specific client segments, matching tools, information and choices to investor priorities. The private client offerings include:

•	Ameritrade® has historically been our core offering for retail clients. With the Datek merger, we currently have two trading platforms for clients, both offering excellent tools, services and execution. We plan to combine the two platforms into one during fiscal 2004. Because many of our clients are technologically savvy, we offer sophisticated tools and services, including Ameritrade Streamer™, Ameritrade command center and Ameritrade Advanced Analyzer™. We offer Ameritrade Apex™ for clients that place an average of 10 trades per month over a three-month period or have a $100,000 total account value. Apex clients receive free access to services that are normally available on a subscription basis and access to exclusive services and content.

•	Ameritrade Plus™ is designed for self-directed clients seeking long-term portfolio management tools and a higher degree of personalized client service. Clients have access to a comprehensive suite of portfolio management tools for long-term investing strategies. Ameritrade Plus leverages the features and functionality obtained through the acquisition of NDB. Clients of Ameritrade Plus with an account value over $5,000 have access to a dedicated account executive.

•	Freetrade.com™ serves self-directed traders who are willing to forgo traditional support and service in favor of a purely electronic brokerage experience and lower commissions.

Institutional Client Division

      Through the Institutional Client Division, we seek to grow our account base and expand revenues by targeting specific segments of the institutional client market with relevant products, tools and services, and by leveraging our core competencies of trade execution, technology and client service. Our institutional client offerings include:

•	Ameritrade Advisor Services™ offers the Ameritrade Connection™ to independent financial advisors and independent broker-dealer affiliated registered investment advisors to help manage their businesses and their clients’ portfolios.

•	Ameritrade Corporate Services™ provides self-directed brokerage services to employees and executives of corporations, either directly or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants.

•	Ameritrade Clearing™ provides innovative clearing services for broker-dealers across the price and service spectrum, including discount and full-service broker-dealers, banks and registered investment advisors.

•	Ameritrade Financial Services™ provides a co-branded or private-label trading brokerage platform for distribution to our business partners’ customers, including banks, third-party providers and credit unions.

Products and Services

      We strive to provide the best value of online brokerage services to our clients. Our products include:

•	Common and preferred stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Option trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our Web site.

•	Mutual funds. Clients can compare and select from a portfolio of over 11,000 mutual funds. Clients can also easily exchange funds within the same mutual fund family.

•	Treasury, corporate, government and municipal bonds. We offer our clients access to a variety of treasury, corporate, government and municipal bonds as well as collateralized mortgage obligations.

      We provide our clients with an array of channels to access our products and services. These include Internet, wireless telephone or Personal Digital Assistant, Interactive Voice Response and registered representatives.

Client Service

      We endeavor to optimize our highly rated client service by:

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients’ securities trading and related activities;

•	Ensuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, many of whom have a Series 7 license; and

•	Tailoring client service to the particular expectations of the clients of each of our client segments.

      We provide client service support through a variety of access points, including:

•	Web sites. Web sites provide basic information on how to use our services and an in-depth education center that includes a guide to online investing and an encyclopedia of finance.

•	E-mail. Clients are encouraged to use e-mail to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail; however, we strive to respond within 4 hours of the original message.

•	Client service representatives. For clients who choose to call or whose inquiries necessitate calling one of our client service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering and directing of calls to the proper department. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client’s account data at the time the call is received. Client service representatives are available 24 hours a day, seven days a week (excluding market holidays).

      We strive to provide the best client service in the industry as measured by: (1) speed of response time on telephone calls; (2) turnaround time on responding to client inquiries; and (3) client satisfaction with the account relationship.

Technology and Information Systems

      Technology is a core function for our business and is critical to our goal of providing the best execution at the best value to our clients. Our operations require reliable, scalable systems that can handle complex financial transactions for our clients with speed and accuracy. We maintain sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component to our success.

      We continue to make investments in technology and information systems. Since March 1999, we have spent a significant amount of our resources to increase capacity and improve speed and reliability. To provide for system continuity during potential power outages, we also have equipped our data centers with uninterruptible power supply units, as well as back-up generators.

      Our current capacity for trades is approximately 350,000 trades per day. Because of the scalability of our system, we believe that we would be able to increase capacity to approximately 600,000 trades per day at an estimated cost of $10 million.

Advertising and Marketing

      We intend to continue to grow and increase our market share by advertising through online avenues, television, print, direct mail and our own Web sites. In October 1997, we launched a national marketing campaign to promote the Ameritrade brand name. Since that date, we have invested approximately $660 million in advertising programs designed to bring greater brand recognition to our services. During this six-year period, we have added over 1.8 million accounts through internal growth. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

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

      All of our brokerage-related communications with the public are regulated by the NASD.

Ameritrade, Inc.

      Ameritrade, Inc. provides self-clearing and execution services, as well as services to each of our affiliated broker-dealers and a number of correspondent firms such as independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in the processing of securities transactions. For third parties, the clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. Our correspondents, as introducing brokers, are responsible for all client contact, including opening client accounts, responding to client inquiries and placing client orders with the clearing broker. As a clearing broker, we provide the following back office functions:

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

      The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and intensely competitive. We have seen a dramatic increase in competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include such brokerage firms as Charles Schwab & Co., Inc., TD Waterhouse Group, Inc., E*TRADE Group, Inc., Harrisdirect and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms including such full service brokerage firms as Merrill Lynch and Smith Barney as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Investments

      Our investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding shares. Knight is a publicly held company that is a market maker in equity securities. We account for our investment in Knight as a marketable equity security available for sale. As of September 26, 2003 and September 27, 2002, our investment in Knight was valued at $90.0 million and $31.9 million, respectively. Our cost basis is $0.7 million; therefore, the gross unrealized gain was $89.3 million and $31.2 million at September 26, 2003 and September 27, 2002, respectively.

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

      We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of September 26, 2003, the total fair value of the embedded collars was approximately $46.7 million and was included in accounts payable and accrued liabilities on the consolidated balance sheet.

      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the consolidated balance sheet. We are accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

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

      In its capacity as a securities clearing firm, Ameritrade, Inc. is a member of the National Securities Clearing Corporation, The Depository Trust & Clearing Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, Ameritrade, Inc. is required to comply with the rules of such clearing agencies, including rules relating to possession and control of client funds and securities, margin lending and execution and settlement of transactions.

      Margin lending activities are subject to limitations imposed by the Federal Reserve and NASD. In general, these regulations provide that in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower.

Intellectual Property Rights

      Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on numerous methods of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law and have utilized the various methods available to us, including registrations with the Patent and Trademark office for various properties, as well as entry into written licenses and other technology agreements with third parties. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection. In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or noncompetition agreements with our associates, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Associates

      As of September 26, 2003, we employed 1,732 full-time equivalent employees. The number of employees has decreased from 2,150 full-time equivalent employees as of the end of fiscal 2002 primarily as a result of the synergies realized after our merger with Datek. None of our employees is covered under a collective bargaining agreement. We believe that our relations with our employees are good.

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

      Our corporate headquarters is located in Omaha, Nebraska, and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. Also in Omaha, we lease approximately 134,000 square feet for the operations center as well as several other locations totaling approximately 94,000 square feet. The leases on these Omaha locations expire on various dates from 2004 through 2008. We lease approximately 140,000 square feet for a second operations center in Ft. Worth, Texas. The Ft. Worth lease expires in January 2015. We also lease approximately:

•	43,000 square feet near Baltimore, Maryland with a lease that expires in March 2010;

•	35,000 square feet in Secaucus, New Jersey with leases that expire in 2010;

•	26,000 square feet in Kansas City, Missouri with a lease that expires in January 2008;

•	24,000 square feet in Houston, Texas with a lease that expires in October 2004;

•	19,000 square feet in Jersey City, New Jersey with a lease that expires in March 2010;

•	12,000 square feet in New York, New York with leases that expire on various dates from 2007 through 2010;

•	3,000 square feet in Toronto, Ontario with a lease that expires in October 2006;

•	2,000 square feet in Parsippany, New Jersey with a lease that expires in January 2006;

•	1,300 square feet in Chicago, Illinois with a lease that expires in August 2006; and

•	1,000 square feet in American Fork, Utah with a lease that expires in July 2004;

      We believe that our facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

      Litigation — In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the district court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The district court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska Supreme Court reversed the district court’s grant of summary judgment and remanded the case to the district court for further proceedings. The Court did not decide whether the plaintiffs’ claims have merit. On October 8, 2003, the Company filed with the district court a renewed motion for summary judgment. The Company believes it has adequate legal defenses and intends to continue to vigorously defend against this action.

      In October 2003, Keener, a pro se plaintiff, filed a putative class action against the Company, Knight Trading Group, Inc. and certain individuals in the United States District Court for the District of Nebraska. The plaintiff asserts his action on behalf of persons who became clients of the Company during the period from March 29, 1995 through September 30, 2003. As it pertains to the Company, the principal allegations of the complaint are that the Company had an indirect and direct equity interest in Knight, to which it directed most of its orders for execution; that the Company failed to accurately disclose the nature of its relationship with Knight and the consideration it received from Knight for directing order flow to Knight; and that clients of Ameritrade did not receive best execution of their orders from Knight and the Company. The plaintiff claims that the Company’s conduct violated certain provisions of the federal securities laws, including Sections 11Ac, 10(b) and 3(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC Rules promulgated thereunder. Plaintiff further claims the individual defendants, including a present director and a former director of the Company, are liable under Section 20(a) of the Exchange Act as “controlling persons” for the claimed wrongs attributed to the Company and Knight. In his prayer for relief, plaintiff requests monetary damages and/or rescissionary relief in the amount of $4.5 billion against all defendants, jointly and severally. The Company and the defendant directors of the Company believe they have adequate legal defenses and they intend to vigorously defend against this action.

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

      NASD Investigation — In August 2002, NASD, Inc. directed the Company’s broker-dealer subsidiaries, iClearing LLC (“iClearing”) and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD is conducting an investigation related to the specified trades. NASD Staff has advised that it has made a preliminary determination to recommend disciplinary action against Ameritrade, Inc., Datek Online Financial Services, LLC (“DOFS”) and iClearing based on allegations that the specified trades violated Regulation T of the Board of Governors of the Federal Reserve System and NASD Conduct Rules. Ameritrade, Inc., DOFS and iClearing have made submissions to NASD setting forth the reasons why NASD should not authorize disciplinary proceedings. If NASD elects to bring disciplinary proceedings, NASD may seek censures, fines, suspensions or other sanctions. The Company is also discussing possible settlement with NASD. The Company is unable to predict the outcome of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

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

	Common Stock Price

	For the		For the
	Fiscal Year Ended		Fiscal Year Ended
	September 26,		September 27,
	2003		2002

	High	Low	High	Low

First Quarter	$5.73	$3.30	$7.27	$3.80
Second Quarter	$6.40	$3.83	$6.93	$5.06
Third Quarter	$8.93	$4.88	$6.87	$3.82
Fourth Quarter	$13.24	$7.15	$4.58	$2.95

      The closing sale price of our Common Stock as reported on the Nasdaq National Market on October 31, 2003 was $13.71 per share. As of that date there were approximately 3,200 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information available to us, there are approximately 85,000 beneficial holders of our Common Stock.

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

Item 6.	Selected Financial Data

	Fiscal Year Ended*

	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 29,	Sept. 24,
	2003	2002	2001	2000	1999

	(In thousands, except per share amounts and operating data)
Consolidated Statements of Operations Data:
Revenues:
Commissions and clearing fees	$472,760	$252,526	$269,384	$389,742	$188,082
Interest revenue	168,794	116,345	191,530	242,819	116,162
Other	89,511	74,182	37,763	21,890	10,213

Total revenues	731,065	443,053	498,677	654,451	314,457
Client interest expense	17,811	12,260	43,947	74,019	42,435

Net revenues	713,254	430,793	454,730	580,432	272,022

Expenses:
Employee compensation and benefits	176,792	133,897	144,820	144,883	74,353
Communications	46,250	36,091	39,896	36,394	18,591
Occupancy and equipment costs	54,552	55,294	60,523	45,249	14,992
Depreciation and amortization	31,708	27,945	36,033	21,624	6,753
Professional services	31,398	25,088	41,787	56,135	32,953
Interest on borrowings	5,076	5,110	11,067	16,412	4,463
(Gain)/loss on disposal of property	(5,093)	403	999	(552)	—
Other	48,829	29,605	27,364	34,662	34,401
Advertising	90,394	72,471	147,975	241,163	67,408
Gain on sale of investments	—	—	(9,692)	—	—
Restructuring and asset impairment charges	5,991	63,406	38,268	4,726	—
Debt conversion expense	—	—	62,082	—	—

Total expenses	485,897	449,310	601,122	600,696	253,914

Pre-tax income (loss)	227,357	(18,517)	(146,392)	(20,264)	18,108
Provision for (benefit from) income taxes	90,715	10,446	(55,215)	(6,638)	6,569

Net income (loss)	$136,642	$(28,963)	$(91,177)	$(13,626)	$11,539

Basic earnings (loss) per share	$0.32	$(0.13)	$(0.49)	$(0.08)	$0.07
Diluted earnings (loss) per share	$0.32	$(0.13)	$(0.49)	$(0.08)	$0.07
Weighted average shares outstanding — basic	427,376	227,327	185,830	175,025	174,342
Weighted average shares outstanding — diluted	432,480	227,327	185,830	175,025	175,745
Operating Data:
Average client trades per day	142,612	83,890	101,998	114,332	49,305
Number of core accounts(1)	3,014,000	2,842,000	1,794,000	1,233,000	560,000
Assets in client accounts (in billions)	$54.8	$33.9	$26.1	$36.0	$22.9

(1)	Includes core brokerage account base only. Non-core accounts (primarily clearing accounts, stock option administration accounts and bank referral accounts) are not included.

*	Fiscal 2000 was a 53-week year. All other periods presented are 52-week years. Certain reclassifications have been made to prior years to conform to the current year presentation.

	As of

	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 29,	Sept. 24,
	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash and segregated investments	$8,127,044	$5,863,507	$2,068,391	$338,307	$1,019,370
Receivable from clients and correspondents, net	2,202,170	1,419,469	971,823	2,926,981	1,526,801
Total assets	14,404,268	9,800,841	3,653,871	3,798,236	3,037,083
Payable to clients and correspondents	9,611,243	6,374,644	2,777,916	2,618,157	2,057,346
Notes payable and convertible subordinated notes	46,295	47,645	70,145	275,000	200,000
Stockholders’ equity	1,235,774	1,098,399	371,433	264,168	220,463

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of the federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In particular, the following statements contained in this report are examples of forward-looking statements: our expectations regarding the significant trends that will affect our financial condition and results of operations; our plans for the integration of Datek and anticipated synergies resulting from the Datek merger; our expectations regarding average commissions and clearing fees per trade; our expectations regarding modification of client behavior resulting from restrictions on specified trading in cash accounts; our expectations regarding growth of net interest revenue; our expectations regarding the number of full-time equivalent employees; our expected amount of advertising expenses; our expectations regarding our effective income tax rate; our anticipated capital and liquidity needs and our plans to finance such needs; our expectations regarding our stock repurchase program; our expectations regarding completion of the acquisition of Bidwell & Company and our expectations regarding the impact of recently issued accounting pronouncements. These statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions that could cause actual results or performance to differ materially from our expectations. Important factors that could cause our actual results or performance to differ materially from our expectations are set forth under the heading “Risk Factors”. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

      Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the fiscal year ended September 26, 2003. In the opinion of management, we do not have any critical accounting policies which routinely involve unusually difficult, subjective or complex judgments.

      Unless otherwise indicated, references to “we”, “us” or “Company” in this report mean Ameritrade Holding Corporation and its subsidiaries.

Overview

      We provide securities brokerage and clearing execution services to our clients through our principal retail and clearing broker-dealer, Ameritrade, Inc. Substantially all of our net revenues are derived from our brokerage activities and clearing and execution services.

      Our primary focus is serving retail clients by providing services at prices that are generally lower than most of our competitors. Our brokerage clients are able to trade securities with us through a variety of channels, principally the Internet. We provide our clients with investment news and information as well as educational services. We also provide clearing and execution services to our brokerage operations as well as to unaffiliated broker-dealers.

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

      We believe that the online securities brokerage market is currently impacted by four significant trends that may affect our financial condition and results of operations. First, price is an important component of the value proposition for the online securities brokerage market. This trend has resulted in the implementation of various strategies such as tiered pricing, account maintenance fees, order handling fees and per share charges. Second, technology has increased in importance, as delivery channels such as the Internet have become more prevalent. The vast majority of our trades and an increasing percentage of our client support activities are now placed through electronic media, primarily the Internet. This increased use of electronic media has helped to decrease operating expenses per trade over the past several years and we believe this trend will continue. Third, the increasing recognition of the need for scale and required investment in technology have resulted in consolidation in the industry. Finally, we believe the intense advertising and promotional efforts by our major competitors and us are making it increasingly difficult for new entrants to make a competitive impact without substantial financial resources to invest in building a brand.

      Our fiscal year ends on the last Friday in September. References to fiscal year in this document or in the information incorporated herein by reference are to the approximate twelve-month period ended on any such Friday. For example, “fiscal 2003” refers to the fiscal year ended September 26, 2003.

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

      We have completed most of the integration of Datek’s business with ours. Datek’s client call center function was moved to call centers in Omaha, Nebraska and Ft. Worth, Texas shortly after completion of the merger. Website enhancements to both Ameritrade’s and Datek’s front-end websites, along with a new pricing schedule, were implemented on October 19, 2002. Effective March 14, 2003, we consolidated the clearing function performed by Datek into the Ameritrade, Inc. clearing platform. Late in fiscal 2003, we began phasing in a single web architecture trading platform. During fiscal 2004, we expect to phase-in a single point of entry to the trading platform for both Ameritrade and Datek clients. The integration plans for the operations of Ameritrade and Datek are subject to change.

      At the time of the merger, we anticipated synergies from the merger resulting from cost savings programs, estimated to be approximately $174 million on an annualized, pre-tax basis, including $10 million of advertising synergies. We achieved approximately $188 million of pre-tax synergies in fiscal 2003, excluding advertising synergies, and we expect to realize an incremental $57 million in pre-tax synergies for fiscal 2004.

Results of Operations

Fiscal Year Ended September 26, 2003 Compared to Fiscal Year Ended September 27, 2002

Net Revenues

      Commissions and clearing fees increased 87 percent to $472.8 million for fiscal 2003 from $252.5 million for fiscal 2002, primarily due to the full year impact of adding 876,000 core accounts in the fourth quarter of fiscal 2002 as a result of the Datek merger, increased client trading activity and increased commissions and clearing fees per trade. Average trades per day increased 70 percent to 142,612 for fiscal 2003 from 83,890 in fiscal 2002. Clients averaged approximately 12.3 trades per account during fiscal 2003, compared to approximately 10.8 trades per account for fiscal 2002. Commissions and clearing fees per trade increased to $13.21 in fiscal 2003 from $11.99 for fiscal 2002, due primarily to the implementation of a new pricing schedule effective October 19, 2002 and an increase in the average number of contracts per options trade, partially offset by slightly lower payment for order flow revenue per trade during fiscal 2003 compared to fiscal 2002. Under the new pricing schedule, commissions for online equity trades are $10.99 for both market and limit orders, regardless of the number of shares bought or sold with no additional order handling fees. Under the previous pricing schedule, commissions for online equity market orders were $8.00, while online equity limit orders were $13.00. Flat commission pricing was also implemented for Interactive Voice Response system trades, at $14.99 per trade (previously $12.00 for market orders and $17.00 for limit orders). Broker-assisted trades are now $24.99 for market orders, with an additional $5.00 fee for limit orders. We expect average commissions and clearing fees per trade to range from approximately $12.60 to $13.60 per trade during fiscal 2004, depending on the mix of trading activity, level of payment for order flow revenue and other factors.

      In August 2002, NASD, Inc. directed our broker-dealer subsidiaries, iClearing LLC and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). We have completed the changes to our systems and procedures required to address this restriction. While trading activity in cash accounts that we had identified as engaging in specified trades decreased substantially in the second and third fiscal quarters, we have not been able to quantify the impact of the restrictions on the Company’s revenues and earnings. We believe that clients’ modification to their trading activity, conversion to margin accounts or closing of cash accounts as a result of the restrictions for the most part occurred by the end of the third fiscal quarter.

      Net interest revenue increased 45 percent to $151.0 million for fiscal 2003 from $104.1 million for fiscal 2002. Average total client and correspondent receivables increased 34 percent in fiscal 2003 compared to fiscal 2002, due primarily to the Datek merger. Average segregated cash increased by 149 percent in fiscal 2003 from fiscal 2002, due primarily to the Datek merger. The increased interest income resulting from the higher client and correspondent receivables and segregated cash was partially offset by a decrease of 58 basis points in the average interest rate charged on client receivables, a decrease of 63 basis points in the average interest rate earned on segregated cash and an increase of 120 percent in average amounts payable to clients and correspondents in fiscal 2003 from fiscal 2002. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

      Other revenues increased 21 percent to $89.5 million for fiscal 2003 from $74.2 million for fiscal 2002, due primarily to increased account maintenance, clearing and other fee income resulting from the Datek merger.

Expenses

      Employee compensation and benefits expense increased 32 percent to $176.8 million for fiscal 2003 compared to $133.9 million for fiscal 2002. Although full-time equivalent employees decreased 19 percent to 1,732 at the end of fiscal 2003 from 2,150 at the end of fiscal 2002, the average number of full-time equivalent employees during fiscal 2003 increased by approximately nine percent compared to fiscal 2002 as a result of the Datek merger. We currently expect the number of full-time equivalent employees to range between 1,750 and 1,850 during fiscal 2004, depending on market conditions. During fiscal 2003, we incurred approximately $9.5 million of expense for bonuses based on synergies achieved in the Datek merger and approximately $4.3 million of compensation expense for stock appreciation rights (“SARs”) assumed in the Datek merger, due to increases in our stock price and costs of a cash-out offer to SAR holders during fiscal 2003. As of September 26, 2003, there were approximately 42,000 SARs outstanding with a weighted average exercise price of $4.71 per share, compared with approximately 3.8 million SARs outstanding at September 27, 2002. Due to the variable accounting required for SARs, fluctuations in our stock price will cause fluctuations in the related compensation expense in future periods for the remaining SARs outstanding.

      Communications expense increased 28 percent to $46.3 million for fiscal 2003 compared to $36.1 million for fiscal 2002, due primarily to increased expense for quotes, market information and telecommunications costs associated with additional accounts and transaction processing volumes resulting from the Datek merger.

      Occupancy and equipment costs decreased one percent to $54.6 million for fiscal 2003 from $55.3 million for fiscal 2002, due to facilities and equipment reductions in existing Ameritrade locations, partially offset by facilities added in the Datek merger.

      Depreciation and amortization increased 13 percent to $31.7 million for fiscal 2003 from $27.9 million for fiscal 2002, due primarily to amortization of intangible assets recorded in the Datek merger, partially offset by lower depreciation expense due to the effect of tangible assets that have become fully depreciated.

      Professional services expense increased 25 percent to $31.4 million for fiscal 2003, from $25.1 million for fiscal 2002. This increase was primarily due to increased usage of consulting services during fiscal 2003 in connection with the Datek merger integration.

      Interest on borrowings was approximately $5.1 million for both fiscal 2003 and fiscal 2002. Lower average borrowings on our revolving credit agreement were offset by interest expense associated with the forward contracts on our Knight investment in fiscal 2003. We had no borrowings outstanding on our revolving credit agreement during fiscal 2003.

      Loss (gain) on disposal of property includes approximately $5.9 million of gain recognized on the sale/ leaseback of our Kansas City data center facility in fiscal 2003. The remaining $3.5 million of gain on the sale/ leaseback is being recognized over the five-year term of the leaseback in accordance with sale/ leaseback accounting.

      Other operating expenses increased 65 percent to $48.8 million for fiscal 2003 compared to $29.6 million for fiscal 2002, due primarily to increased clearing, execution and account maintenance expenses resulting from the increased transaction volume and accounts added through the Datek merger.

      Advertising expenses increased 25 percent to $90.4 million for fiscal 2003 from $72.5 million for fiscal 2002. The increased level of advertising expenditures was principally due to our introduction of a new suite of products and services and new pricing schedule during the first quarter of fiscal 2003. We expect approximately $80 million to $120 million of advertising expenditures for fiscal 2004, depending on market conditions.

      Restructuring and asset impairment charges in fiscal 2003 consist of approximately $4.8 million in severance costs related to the closing of TradeCast and the integration of the Datek and Ameritrade technology organizations, and approximately $1.2 million of non-cancelable lease costs in connection with the closing of TradeCast. Restructuring and asset impairment charges in fiscal 2002 consisted of a $63.4 million impairment charge to reflect the amount by which the carrying value of the TradeCast subsidiaries exceeded its estimated fair value. The impairment loss consisted of $53.5 million of goodwill and $9.9 million of property and equipment.

      Income tax expense was $90.7 million for fiscal 2003 compared to $10.4 million for fiscal 2002. The effective income tax rate was approximately 40 percent for fiscal 2003. We recorded income tax expense in fiscal 2002 despite having a pre-tax loss before income taxes, due primarily to the nondeductible goodwill component of TradeCast impairment charge. We expect our effective income tax rate for fiscal 2004 to be approximately 40 percent.

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

      Net interest revenue decreased 29 percent to $104.1 million in fiscal 2002 from $147.6 million in fiscal 2001. This decrease was due primarily to a 29 percent decrease in average client and correspondent receivables, a decrease of approximately 230 basis points in the average interest rate charged on such receivables, a decrease of approximately 300 basis points in the average interest rate earned on cash and investments, including cash and investments segregated in compliance with federal regulations, and an increase of 25 percent in average amounts payable to clients and correspondents in fiscal 2002 from fiscal 2001. These factors were partially offset by an 89 percent increase in average cash and investments, including cash and investments segregated in compliance with federal regulations, and a decrease of approximately 130 basis points in the average interest rate paid on client and correspondent payables in fiscal 2002 from fiscal 2001.

      Other revenues increased to $74.2 million in fiscal 2002 from $37.8 million in fiscal 2001, due primarily to increased money market fee income, and the implementation during the second half of fiscal 2001 of a transaction fee for paper confirmations and a quarterly fee on accounts that do not meet certain minimum levels of trading activity or assets. In addition, fees charged to third party broker-dealers for orders placed through the Company’s subsidiary, TradeCast, licensed order entry software system also contributed to the increase.

Expenses

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

      Depreciation and amortization decreased 22 percent to $27.9 million in fiscal 2002 from $36.0 million in fiscal 2001, due primarily to the discontinuation of goodwill amortization upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on September 29, 2001, and the effect of the facilities consolidation and resulting restructuring charge in the fourth quarter of fiscal 2001, partly offset by higher software amortization expense.

      Professional services expense decreased 40 percent to $25.1 million in fiscal 2002 from $41.8 million in fiscal 2001. This decrease was primarily due to decreased usage of marketing and technology consulting services during fiscal 2002 compared to fiscal 2001, partially offset by legal and accounting expenses incurred in connection with the Datek merger in fiscal 2002.

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

      Advertising expenses decreased 51 percent to $72.5 million in fiscal 2002 from $148.0 million in fiscal 2001. The reduced level of advertising expenditures was principally due to adverse stock market conditions and lower media costs.

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

      Debt conversion expense in fiscal 2001 consisted of $58.7 million of cash paid to holders of the convertible subordinated notes in connection with the conversion of $152.4 million of the notes into 4.7 million shares of Common Stock, and $3.4 million of deferred note origination costs written off related to the converted notes.

      Income tax expense was $10.4 million in fiscal 2002 compared to income tax benefit of $55.2 million in fiscal 2001. We recorded income tax expense in fiscal 2002 despite having a pretax loss before income taxes, due primarily to the nondeductible goodwill component of the TradeCast impairment charge.

Liquidity and Capital Resources

      We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2003 were financed primarily from our earnings and cash on hand. We also received approximately $35.5 million of proceeds on a prepaid variable forward contract (see “Prepaid Variable Forward Contract”) on our 7.9 million share investment in Knight, and approximately $23.2 million of net proceeds from the sale/leaseback of our Kansas City data center facility. We plan to finance our capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

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

      Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits”, which primarily are a function of client margin receivables at our broker-dealer subsidiaries. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The holding company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.

Cash Flow

      Cash flow activity for fiscal 2003 was significantly impacted by the Datek acquisition. As part of the acquisition, the Company acquired a substantial amount of cash of Datek to be utilized to pay liabilities assumed, as described below.

      Cash provided by operating activities was $31.8 million for fiscal 2003, compared to $88.8 million for fiscal 2002. The decrease in cash flows from operations was primarily due to a substantial reduction in accounts payable and accrued liabilities and payment of approximately $80.5 million in income taxes during fiscal 2003, partially offset by higher pre-tax income compared to the same period of the previous year. The large amount of income taxes paid was primarily due to taxes owed by Datek resulting from a gain on the distribution of Island Holding Company, Inc. (“Island”) stock to Datek stockholders prior to the Datek merger. The payment of taxes on the Island distribution was funded by a cash holdback amount established in connection with the Datek merger. The reduction in accounts payable and accrued liabilities includes payments on liabilities assumed in the Datek merger, which were also funded by cash acquired in the Datek merger.

      Cash provided by investing activities was $9.7 million for fiscal 2003, compared to $110.1 million for fiscal 2002. The cash provided by investing activities in fiscal 2003 was due primarily to $23.2 million of proceeds from the sale/ leaseback of our Kansas City data center facility, partially offset by $9.0 million of capital expenditures primarily for software development and payments of $4.0 million to acquire approximately 16,500 Mydiscountbroker.com accounts. The cash provided by investing activities in fiscal 2002 consisted primarily of cash acquired in the Datek merger.

      Cash provided by financing activities was $8.5 million for fiscal 2003, compared to cash used in financing activities of $24.6 million for fiscal 2002. The financing activities consisted mainly of $35.5 million of proceeds on the Knight prepaid variable forward contracts, $49.4 million of proceeds from stock option exercises and $10.6 million of payments received on stockholder loans, partly offset by $85.8 million of stock repurchases and $1.2 million of repurchases of our convertible subordinated notes (see “Convertible Subordinated Notes”) in fiscal 2003; and $22.5 million of payments on our revolving credit facility and $4.8 million of stock repurchases in fiscal 2002.

Loan Agreement

      On December 16, 2002, we entered into a second amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $50 million through December 15, 2003, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, initially is equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.75 percent. The interest rate is decreased as we achieve certain levels of consolidated net income during the term of the agreement. At September 26, 2003, the interest rate on the revolving credit agreement would have been 3.62 percent. We also pay a commitment fee of 0.375 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at September 26, 2003 and no outstanding indebtedness under the prior revolving credit agreement at September 27, 2002. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements for all periods presented in the consolidated financial statements. The agent for our credit facility has agreed in principle to increase the facility to $75 million from the current $50 million and to extend the term through December 2004 on substantially the same terms.

Convertible Subordinated Notes

      In August 1999, we issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. In February 2001, $152.4 million of our convertible subordinated notes were converted for approximately 4.7 million shares of Common Stock and $58.7 million of cash. In October 2002, we repurchased and retired approximately $1.4 million of our convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million. On October 23, 2003, we redeemed the remaining $46.3 million of convertible subordinated notes for an amount equal to 101.15 percent of the principal amount, resulting in a loss on the redemption of approximately $0.5 million in the first quarter of fiscal 2004.

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

      We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of September 26, 2003, the total fair value of the embedded collars was approximately $46.7 million and was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the consolidated balance sheet. We are accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

Stock Repurchase Program

      On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. During fiscal 2003, we funded our purchases primarily with cash on hand and the proceeds of the Knight prepaid variable forward contracts. We expect to fund any future purchases primarily with operating profits or cash on hand. Through September 26, 2003, we repurchased approximately 16.6 million shares at a weighted average purchase price of $5.45 per share. On October 31, 2003, we announced plans to purchase 7.5 million shares of our Common Stock from certain stockholders concurrent with a secondary offering by those stockholders of approximately 44.1 million shares of their Common Stock. We expect to acquire the 7.5 million shares from the selling stockholders at the net public offering price. We expect to use cash on hand to fund the purchase.

Other Contractual Obligations

      We are obligated to pay our Chief Executive Officer (“CEO”) $15.6 million in deferred compensation, adjusted for investment income or losses on the $15.6 million, pursuant to our employment agreement with the CEO. Our current employment agreement with the CEO ends on March 1, 2005. This payment will be made not sooner than the day after the CEO’s employment with the Company terminates. At September 26, 2003 and September 27, 2002, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under this deferred compensation plan. Changes in the fair value of this instrument are equally offset by changes in our obligation to our CEO.

      We also have contractual obligations under operating leases for facilities and equipment. The following table summarizes future payments under our contractual obligations. Amounts are in thousands.

		Payments Due for Fiscal Years Ending:

Contractual Obligations	Total	2004	2005-06	2007-08	After 2008

Operating leases, net of sublease proceeds	$76,351	$17,086	$19,913	$12,148	$27,204
Deferred compensation(1)	15,550	15,550	—	—	—
Convertible subordinated notes(2)	46,295	46,295	—	—	—

Total contractual cash obligations	$138,196	$78,931	$19,913	$12,148	$27,204

(1)	Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2004 column as the entire amount of the compensation has already been earned by the CEO.

(2)	We redeemed all of the aggregate principal amount outstanding of these notes on October 23, 2003.

On November 6, 2003, we announced that we have entered into a definitive agreement to acquire Bidwell & Company. In connection with this purchase we expect to pay approximately $55 million in cash and the transaction is expected to close in early 2004, subject to applicable regulatory approvals. We expect to use cash on hand to fund the acquisition.

Off-Balance Sheet Arrangements

      The Company does not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on our financial statements.

New Accounting Pronouncements

      SFAS No. 148 — In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Effective September 27, 2003, we adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123 using the prospective transition method of SFAS No. 148. We cannot presently estimate the effect on our future results of operations of adopting SFAS No. 123 using the prospective transition method, because the effect is dependent on the amount of any future stock-based compensation issued.

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

      FIN No. 46 — In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We do not expect adoption of FIN No. 46 to have any impact on our consolidated financial statements.

      SFAS No. 149 — In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

      SFAS No. 150 — In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have an impact on our consolidated financial statements.

Risk Factors

Stock Market Volatility and Other Securities Industry Risks Have Adversely Affected Our Business.

      Substantially all of our revenues are derived from securities brokerage and clearing and execution services. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. We are particularly affected by volatility in technology and Internet-related stocks because significant numbers of our clients invest in these types of stocks. Since May 2000, the U.S. securities markets have been very volatile, which has reduced trading volume and net revenues. The terrorist attacks in the United States on September 11, 2001, the invasion of Iraq in 2003 and other events also resulted in substantial market volatility and accompanying reductions in trading volume and net revenues. In addition, any general economic downturn would adversely affect trading volumes and net revenues. For example, in 2002 we experienced reduced trading volumes and net revenues that adversely affected our profitability. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability.

The Market Price of Our Common Stock Could Fluctuate Significantly.

      Our Common Stock, and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The market prices of securities of Internet-related companies, in particular, have been especially volatile. The price of our Common Stock could decrease substantially. In addition, because the market price of our Common Stock tends to fluctuate significantly, we may become the object of securities class action litigation which may result in substantial costs and a diversion of management’s attention and resources.

Substantial Competition Could Reduce Our Market Share and Harm Our Financial Performance.

      The market for electronic brokerage services is young, rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., TD Waterhouse Group, Inc., Harrisdirect and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the online securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. In addition, our clearing operations compete with numerous firms that provide clearing and execution services to the securities industry. We may not be able to compete effectively with current or future competitors.

Systems Failures and Delays Could Harm Our Business.

      We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Though all of our core computer systems and applications are fully redundant and distributed over two sites, it may take up to four hours to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts in the last few years to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. In the past, we experienced periods of extremely high trading volume that caused individual system components or processes to fail, resulting in the temporary unavailability of our Web site for online trading and delays in our telephone systems. On some other occasions, high trading volume caused significant delays in executing trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays. We are also subject to a putative class action lawsuit regarding claimed systems failures and delays. Systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of clients or a reduction in the growth of our client base;

•	increased operating expenses;

•	financial losses;

•	additional litigation or other client claims; and

•	regulatory sanctions or additional regulatory burdens.

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

Regulatory and Legal Uncertainties Could Harm Our Business.

      The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, NASD and other self-regulatory organizations and state and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. While we neither actively solicit new accounts nor have established offices outside the United States and Canada, our websites are accessible worldwide over the Internet and we currently have account holders located outside the United States and Canada. These accounts make up approximately 3% of our accounts and our spread across many jurisdictions. Any adverse action by foreign regulators with respect to regulatory compliance by US in foreign jurisdictions could adversely effect our revenues from clients in such country or region.

      Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our operations and profitability.

      In August 2002, NASD directed our broker-dealer subsidiaries, iClearing LLC and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD is conducting an investigation related to the specified trades. NASD Staff has advised that it has made a preliminary determination to recommend disciplinary action against Ameritrade, Inc., Datek Online Financial Services, LLC and iClearing based on allegations that the specified trades violated Regulation T of the Board of Governors of the Federal Reserve System and NASD Conduct Rules. If NASD elects to bring disciplinary proceedings, NASD may seek censures, fines, suspensions or other sanctions. We are discussing possible settlement with NASD. We are unable to predict the outcome of this matter. An adverse resolution could harm our business.

      Recently, various regulatory and enforcement agencies have been reviewing mutual fund trading, regulatory reporting obligations, best execution practices, and advertising claims as they relate to the brokerage industry. These reviews could result in enforcement actions or new regulations, which could adversely affect our operations.

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

      J. Joe Ricketts, our Chairman and Founder, members of his family and trusts held for their benefit (collectively, the “Ricketts holders”) own approximately 25.5% of our Common Stock and investment funds affiliated with Bain Capital, Silver Lake Partners and TA Associates (collectively, the “Datek holders”) collectively own approximately 29.6% of our Common Stock. The Ricketts holders and the Datek holders are parties to a stockholders agreement, which terminates in 2007, that obligates the parties to vote their shares in favor of a board of directors, of which three are to be designated by the Ricketts holders, three are to be designated by the Datek holders and three are to be independent directors selected with the agreement of the parties. The agreement also obligates the parties to vote in favor of specified merger and sale of the company transactions that are approved by the requisite directors and to vote against specified merger and sale of the company transactions unless they are approved by the requisite directors. Accordingly, these stockholders have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. The interests of these stockholders may differ from the interests of other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership or the provisions of the stockholders agreement.

The Terms of the Stockholders Agreement, Our Charter Documents and Delaware Law May Inhibit a Takeover That Stockholders May Consider Favorable.

      Provisions in the stockholders agreement among the Ricketts holders and the Datek holders, our certificate of incorporation and bylaws and Delaware law will make it difficult for any party to acquire control of us in a transaction not approved by the requisite number of directors. These provisions include:

•	the presence of a classified board of directors;

•	the ability of the board of directors to issue and determine the terms of preferred stock;

•	advance notice requirements for inclusion of stockholder proposals at stockholder meetings; and

•	the anti-takeover provisions of Delaware law.

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

Changes in Payments for Routing Our Clients’ Orders Could Adversely Affect Our Business.

      We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices have made it less profitable for execution agents to offer order flow payments to broker-dealers. On a per trade basis, our payment for order flow revenue has decreased significantly over the past several years. These payments may continue to decrease on a per trade basis, which could have a material adverse effect on our revenues and profitability.

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

Our Clearing Operations Expose Us to Liability for Errors in Clearing Functions.

      Ameritrade, Inc. provides clearing and execution services to each of our brokerage businesses, as well as to independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients and introducing brokers, could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by clients and others.

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

Acquisitions Involve Risks That Could Adversely Affect Our Business.

      We intend to pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including:

•	difficulties in the integration of acquired operations, services and products;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which could reduce future reported earnings;

•	potential loss of clients or key employees of acquired companies; and

•	dilution to existing stockholders.

      As part of our growth strategy, we regularly consider, and from time to time engage in discussions and negotiations regarding, strategic transactions such as acquisitions, mergers and combinations, within our industry. The purchase price for possible acquisitions may be paid in cash, through the issuance of Common Stock or other of our securities, borrowings or a combination of these methods.

      We cannot be certain that we will be able to continue to identify and to consummate strategic transactions and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, in many cases we begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our revenues and profitability.

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

      As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $7.9 billion at September 26, 2003 and $5.7 billion at September 27, 2002. We invest these funds in repurchase agreements, short-term fixed-rate U.S. Treasury Bills and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $9.6 billion at September 26, 2003 and $6.4 billion at September 27, 2002, in the form of client cash balances. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Because we establish the rate paid on client cash balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management.

      At September 26, 2003 and September 27, 2002, we had $46.3 million and $47.6 million, respectively, of convertible subordinated notes outstanding, which bore interest at a fixed rate of 5.75 percent. We had no borrowings outstanding under our $50 million revolving credit agreement, which bears interest at a floating rate, as of September 26, 2003 and September 27, 2002.

      We hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 75,700 shares of The Nasdaq Stock Market, Inc., which were recorded at fair value of $90.7 million ($55.0 million net of tax) at September 26, 2003 and have exposure to market price risk. The same securities were recorded at fair value of $32.9 million ($20.4 million net of tax) at September 27, 2002. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $9.1 million at September 26, 2003. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of September 26, 2003, the fair value of the embedded collars was approximately $46.7 million and was included in accounts payable and accrued liabilities on the consolidated balance sheet. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

      At September 26, 2003 and September 27, 2002, we had an equity index swap arrangement with a notional amount of $15.6 million for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

      Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report	30
Consolidated Balance Sheets	31
Consolidated Statements of Operations	32
Consolidated Statements of Stockholders’ Equity	33
Consolidated Statements of Cash Flows	34
Notes to Consolidated Financial Statements	35
Report of Management	55
Independent Accountants’ Report	57

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      We have audited the accompanying consolidated balance sheets of Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) as of September 26, 2003 and September 27, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 26, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameritrade Holding Corporation and its subsidiaries as of September 26, 2003 and September 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

November 6, 2003

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 26, 2003 and September 27, 2002

	2003	2002

	(In thousands,
	except share amounts)
ASSETS
Cash and cash equivalents	$248,623	$198,398
Cash and investments segregated in compliance with federal regulations	7,878,421	5,665,109
Receivable from brokers, dealers and clearing organizations	2,921,732	1,397,862
Receivable from clients and correspondents — net of allowance for doubtful accounts: 2003 — $10.9 million; 2002 — $13.8 million	2,202,170	1,419,469
Property and equipment — net of accumulated depreciation and amortization: 2003 — $61.7 million; 2002 — $51.6 million	36,159	57,219
Goodwill	734,903	708,030
Acquired intangible assets — net of accumulated amortization:
2003 — $12.3 million; 2002 — $1.8 million	238,147	256,949
Investments	91,740	34,684
Other assets	52,373	63,121

Total assets	$14,404,268	$9,800,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,142,436	$1,917,482
Payable to clients and correspondents	9,611,243	6,374,644
Accounts payable and accrued liabilities	216,237	228,396
Prepaid variable forward contract obligation	36,194	—
Convertible subordinated notes	46,295	47,645
Income taxes payable	34,351	78,481
Deferred income taxes	81,738	55,794

Total liabilities	13,168,494	8,702,442

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 650,000,000 shares authorized; 2003 — 435,081,860 shares issued; 2002 — 433,598,239 shares issued	4,351	4,336
Additional paid-in capital	1,188,444	1,160,200
Retained earnings (accumulated deficit)	58,172	(78,470)
Treasury stock, Common, at cost: 2003 — 5,297,346 shares; 2002 — 1,491,747 shares	(41,452)	(7,317)
Deferred compensation	708	967
Accumulated other comprehensive income	25,551	18,683

Total stockholders’ equity	1,235,774	1,098,399

Total liabilities and stockholders’ equity	$14,404,268	$9,800,841

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 26, 2003, September 27, 2002 and September 28, 2001

	2003	2002	2001

	(In thousands,
	except per share amounts)
Revenues:
Commissions and clearing fees	$472,760	$252,526	$269,384
Interest revenue	168,794	116,345	191,530
Other	89,511	74,182	37,763

Total revenues	731,065	443,053	498,677
Client interest expense	17,811	12,260	43,947

Net revenues	713,254	430,793	454,730

Expenses:
Employee compensation and benefits	176,792	133,897	144,820
Communications	46,250	36,091	39,896
Occupancy and equipment costs	54,552	55,294	60,523
Depreciation and amortization	31,708	27,945	36,033
Professional services	31,398	25,088	41,787
Interest on borrowings	5,076	5,110	11,067
(Gain)/loss on disposal of property	(5,093)	403	999
Other	48,829	29,605	27,364
Advertising	90,394	72,471	147,975
Gain on sale of investment	—	—	(9,692)
Restructuring and asset impairment charges	5,991	63,406	38,268
Debt conversion expense	—	—	62,082

Total expenses	485,897	449,310	601,122

Pre-tax income (loss)	227,357	(18,517)	(146,392)
Provision for (benefit from) income taxes	90,715	10,446	(55,215)

Net income (loss)	$136,642	$(28,963)	$(91,177)

Earnings (loss) per share — basic	$0.32	$(0.13)	$(0.49)
Earnings (loss) per share — diluted	$0.32	$(0.13)	$(0.49)
Weighted average shares outstanding — basic	427,376	227,327	185,830
Weighted average shares outstanding — diluted	432,480	227,327	185,830

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 26, 2003, September 27, 2002 and September 28, 2001

	Total						Retained			Accumulated
	Common	Total	Common Stock			Additional	Earnings/			Other
	Shares	Stockholders’			Common	Paid-In	(Accumulated	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Class A	Class B	Stock	Capital	Deficit)	Stock	Compensation	Income

	(In thousands)
Balance, September 29, 2000	176,436	$264,168	$1,600	$164	$—	$47,864	$41,670	$(331)	$—	$173,201
Net loss	—	(91,177)	—	—	—	—	(91,177)	—	—	—
Net unrealized investment loss, net of $86.6 million tax	—	(137,059)	—	—	—	—	—	—	—	(137,059)

Total comprehensive loss		(228,236)

Repurchases of Common Stock	(84)	(1,257)	—	—	—	—	—	(1,257)	—	—
Issuances of Common Stock	11	152	—	—	—	127	—	25	—	—
Acquisition of subsidiaries	33,938	224,456	340	—	—	224,116	—	—	—	—
Subordinated note conversion	4,679	109,530	47	—	—	109,483	—	—	—	—
Options exercised, including tax benefit	315	2,405	3	—	—	2,402	—	—	—	—
Deferred compensation	—	215	—	—	—	183	—	(183)	215	—

Balance, September 28, 2001	215,295	371,433	1,990	164	—	384,175	(49,507)	(1,746)	215	36,142
Net loss	—	(28,963)	—	—	—	—	(28,963)	—	—	—
Net unrealized investment loss, net of $11.6 million tax	—	(17,459)	—	—	—	—	—	—	—	(17,459)

Total comprehensive loss		(46,422)

Repurchases of Common Stock	(1,210)	(4,830)	—	—	—	—	—	(4,830)	—	—
Issuances of Common Stock	60	88	—	—	—	5	—	123	(40)	—
Acquisition of subsidiaries	217,342	774,442	(1,992)	(164)	4,330	772,268	—	—	—	—
Options exercised, including tax benefit	619	913	—	—	6	846	—	61	—	—
Stockholder loan activity	—	1,850	—	—	—	1,850	—	—	—	—
Deferred compensation	—	925	2	—	—	1,056	—	(925)	792	—

Balance, September 27, 2002	432,106	1,098,399	—	—	4,336	1,160,200	(78,470)	(7,317)	967	18,683
Net income	—	136,642	—	—	—	—	136,642	—	—	—
Net unrealized investment gain, net of $23.2 million tax	—	34,734	—	—	—	—	—	—	—	34,734
Unrealized loss on cash flow hedge, net of $18.7 million tax	—	(28,001)	—	—	—	—	—	—	—	(28,001)
Foreign currency translation	—	135	—	—	—	—	—	—	—	135

Total comprehensive income		143,510

Repurchases of Common Stock	(15,399)	(85,769)	—	—	—	—	—	(85,769)	—	—
Issuances of Common Stock	265	382	—	—	—	(30)	—	1,349	(937)	—
Options exercised, including tax benefit	12,813	68,008	—	—	15	17,586	—	50,407	—	—
Stockholder loan activity	—	10,566	—	—	—	10,566	—	—	—	—
Deferred compensation	—	678	—	—	—	122	—	(122)	678	—

Balance, September 26, 2003	429,785	$1,235,774	$—	$—	$4,351	$1,188,444	$58,172	$(41,452)	$708	$25,551

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 26, 2003, September 27, 2002 and September 28, 2001

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$136,642	$(28,963)	$(91,177)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	13,917	26,170	29,245
Amortization of intangible assets	17,791	1,775	6,788
Deferred income taxes	30,152	6,125	(53,393)
(Gain)/loss on disposal and impairment of property	(5,093)	63,809	16,581
Gain on sale of investment	—	—	(9,692)
Other non-cash expenses, net	927	—	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(2,213,312)	(896,204)	(1,828,301)
Receivable from brokers, dealers and clearing organizations	(1,523,870)	(490,776)	(134,371)
Receivable from clients and correspondents	(782,701)	71,174	1,955,158
Refundable income taxes	—	—	5,082
Other assets	10,748	1,975	21,402
Payable to brokers, dealers and clearing organizations	1,224,954	692,781	(129,405)
Payable to clients and correspondents	3,236,599	641,419	159,759
Accounts payable and accrued liabilities	(94,990)	3,645	5,042
Income taxes payable	(19,922)	(4,167)	—

Net cash flows from operating activities	31,842	88,763	(47,282)

Cash flows from investing activities:
Purchase of property and equipment	(9,013)	(1,871)	(23,929)
Proceeds from sale of property and equipment	24,779	692	4,967
Cash (paid)/acquired in business combinations, net	(6,055)	111,230	4,018
Proceeds from sale of investment	—	—	16,359
Purchase of investments	—	—	(176)

Net cash flows from investing activities	9,711	110,051	1,239

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	35,489	—	—
Proceeds from notes payable	—	—	74,900
Principal payments on notes payable	(1,168)	(22,500)	(127,400)
Proceeds from exercise of stock options and other	49,419	930	1,583
Purchase of treasury stock	(85,769)	(4,830)	(1,257)
Payments received on stockholder loans	10,566	1,850	—

Net cash flows from financing activities	8,537	(24,550)	(52,174)

Effect of exchange rate changes on cash and cash equivalents	135	—	—

Net increase (decrease) in cash and cash equivalents	50,225	174,264	(98,217)
Cash and cash equivalents at beginning of period	198,398	24,134	122,351

Cash and cash equivalents at end of period	$248,623	$198,398	$24,134

Supplemental cash flow information:
Interest paid	$22,595	$16,623	$62,455
Income taxes paid (refunds received)	$80,484	$8,489	$(6,904)
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$24,679	$654	$974
Issuance of Common Stock in acquisition of subsidiaries	$—	$770,112	$224,456
Conversion of convertible notes to Class A Common Stock	$—	$—	$152,355
Deferred income taxes on debt conversion	$—	$—	$(42,825)

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 26, 2003, September 27, 2002 and September 28, 2001
(Columnar amounts in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements include the accounts of Ameritrade Holding Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.

      The Company reports on a fifty-two/fifty-three week year. Each fiscal year ends on the last Friday of the month of September. Fiscal years 2003, 2002 and 2001 were each fifty-two week years.

      Nature of Operations — The Company provides securities brokerage services through its broker-dealer subsidiaries. The Company also provides trading execution and clearing services for its own broker-dealer operations and for unaffiliated broker-dealers through its subsidiaries, Ameritrade, Inc. and iClearing LLC (“iClearing”). The Company’s broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission (“SEC”), NASD, Inc. (“NASD”) and the various exchanges in which they maintain membership.

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

      Long-Lived Assets — The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective September 29, 2001. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The Company evaluates recoverability by

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. Long-lived assets classified as “held for sale” are reported at the lesser of carrying amount or fair value less cost to sell.

      Cash and Cash Equivalents — The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated in compliance with federal regulations.

      Segregated Cash and Investments — Cash and investments, consisting primarily of repurchase agreements, short-term fixed-rate U.S. Treasury Bills and other qualified securities, at the Company’s clearing subsidiaries of $7.9 billion and $5.7 billion as of September 26, 2003 and September 27, 2002, respectively, have been segregated in special reserve bank accounts for the benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

      Securities Borrowed and Loaned — Securities borrowed and loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash or other securities. The Company receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by the Company are recorded as net interest revenue.

      Fair Value of Financial Instruments — The Company considers the amounts presented for financial instruments on the consolidated balance sheets, except for the convertible subordinated notes, to be reasonable estimates of fair value based on maturity dates and repricing characteristics. The estimated fair value of the convertible subordinated notes was approximately $47.0 million and $37.8 million at September 26, 2003 and September 27, 2002, respectively. The Company has determined the estimated fair value of the notes using available market information.

      Goodwill and Acquired Intangible Assets — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the net identifiable assets of the acquired company. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on September 29, 2001. The Company completed its transitional impairment test of goodwill under SFAS No. 142 during the Company’s second fiscal quarter of 2002. The Company tests goodwill for impairment on at least an annual basis. In performing the impairment tests, the Company utilizes quoted market prices of the Company’s Common Stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company’s reporting units based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges resulted from the annual or transitional impairment tests.

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Stock Based Compensation — As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. The Company provides pro forma disclosures of net income (loss) and earnings (loss) per share as required under SFAS No. 123. This information is required to be presented as if the Company had accounted for its stock-based awards to employees under the fair value based method for all periods presented. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2003, 2002, and 2001 respectively: risk-free interest rate of 3.0 percent, 4.0 percent and 5.0 percent; dividend yield of zero for all years; expected volatility of 72 percent, 82 percent and 90 percent; and an expected option life of five years for all years. Pro forma net income (loss) and earnings (loss) per share are as follows for the fiscal years ended:

	2003	2002	2001

Net income (loss), as reported	$136,642	$(28,963)	$(91,177)
Less: Stock-based compensation determined under the fair value based method, net of related income tax effects	(15,739)	(13,215)	(8,005)

Pro forma net income (loss)	$120,903	$(42,178)	$(99,182)

Basic and diluted earnings (loss) per share:
As reported	$0.32	$(0.13)	$(0.49)
Pro forma	$0.28	$(0.19)	$(0.53)

      Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123 using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

      Foreign Currency Translation — Assets and liabilities of the Company’s Canadian subsidiaries that are denominated in Canadian dollars are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The functional currency of our Canadian subsidiaries is the local currency; therefore the effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in accumulated other comprehensive income.

      Comprehensive Income (Loss) — Comprehensive income (loss) consists of net income (loss); unrealized gains (losses) on securities available-for-sale and cash flow hedges, net of related income taxes; and foreign

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency translation adjustments. These results are incorporated into the consolidated statements of stockholders’ equity.

      Derivatives and Hedging Activities — The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149, on September 30, 2000. There was no impact to the consolidated financial statements as a result of adopting this standard. The Company utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheet as assets or liabilities at fair value. Derivative instruments used to hedge exposure to changes in the fair value of assets or liabilities are considered fair value hedges under SFAS No. 133. Derivative instruments used to hedge exposure to the variability of expected future cash flows or other forecasted transactions are considered cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction.

      Related Party Loans — Certain Company directors and associates maintain margin accounts with the Company’s clearing subsidiaries. The Company had margin loans, secured primarily by Company Common Stock, to Company directors and associates totaling $30.9 million and $31.5 million as of September 26, 2003 and September 27, 2002, respectively. These loans are made in the ordinary course of the Company’s business on terms no more favorable than those available on comparable transactions with other parties.

      Reclassifications — Certain items in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements:

      SFAS No. 148 — In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123 using the prospective transition method of SFAS No. 148. The Company cannot presently estimate the effect on the Company’s future results of operations of adopting SFAS No. 123 using the prospective transition method, because the effect is dependent on the amount of any future stock-based compensation issued.

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

      FIN No. 46 — In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. Adoption of FIN No. 46 is not expected to have any impact on the Company’s consolidated financial statements.

      SFAS No. 149 — In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

      SFAS No. 150 — In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions which have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have an impact on the Company’s consolidated financial statements.

2.	Business Combinations, Goodwill and Acquired Intangible Assets

      On June 13, 2003, the Company completed its purchase of approximately 16,500 Mydiscountbroker.com, Inc. (“MDB”) client accounts from SWS Group, Inc. The purchase price was $4.2 million. The entire purchase price has been allocated to acquired intangible assets for the fair value of the MDB client relationships. This intangible asset is being amortized over a 20 year period.

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

      On September 6, 2001, the Company acquired all of the shares of common stock of National Discount Brokers Corporation (“NDB”), a New York corporation, and all of the outstanding subordinated promissory notes issued by NDB to its former parent. In connection with the acquisition, the Company paid aggregate consideration of $154 million, consisting of $20,000 in cash and 26,027,282 shares of the Company’s Class A Common Stock. The number of shares of Common Stock was determined based on the average closing stock price of the Class A Common Stock on the Nasdaq National Market for the ten consecutive trading days ending on the business day prior to the closing date.

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes changes in the carrying amount of goodwill by operating segment:

	Private
	Client	All Other	Total

Balance as of September 28, 2001	$205,474	$5,320	$210,794
Reclassification of intangible assets that do not meet the criteria for recognition apart from goodwill	1,668	201	1,869
Goodwill acquired during period	548,398	451	548,849
TradeCast impairment (see Note 6)	(47,599)	(5,883)	(53,482)

Balance as of September 27, 2002	707,941	89	708,030
Purchase accounting adjustments, net of income taxes(1)	32,539	—	32,539
Tax benefit of option exercises(2)	(5,666)	—	(5,666)

Balance as of September 26, 2003	$734,814	$89	$734,903

(1)	Purchase accounting adjustments consist of approximately $27.5 million of adjustments to assets and liabilities relating to the Company’s merger with Datek, and an adjustment to reclassify approximately $5.0 million of the Datek purchase price which was initially allocated to an intangible asset for the value of a contract associated with Datek’s Watcher Technologies LLC (“Watcher”) subsidiary. The Company discontinued the Watcher business during fiscal 2003 and accordingly has reduced the purchase price allocated to the Watcher contract to zero.

(2)	Represents tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of these option exercises was recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement options in the purchase accounting. The tax benefit of gains realized by the optionee in excess of the fair value recorded in the purchase accounting was recorded as additional paid-in capital.

      In accordance with SFAS No. 142, the Company discontinued goodwill amortization effective September 29, 2001. The following table presents pro forma financial information assuming that amortization expense associated with goodwill was excluded for the periods indicated:

	2003	2002	2001

Net income (loss):
Net income (loss), as reported	$136,642	$(28,963)	$(91,177)
Goodwill amortization	—	—	6,626
Tax benefit of goodwill amortization	—	—	(338)

Adjusted net income (loss)	$136,642	$(28,963)	$(84,889)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share, as reported	$0.32	$(0.13)	$(0.49)

Adjusted earnings (loss) per share	$0.32	$(0.13)	$(0.46)

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Acquired intangible assets consist of the following as of the fiscal years ended:

	2003			2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$250,413	$(12,266)	$238,147	$246,213	$(1,394)	$244,819
Noncompete agreements	—	—	—	7,583	(438)	7,145
Contract — Watcher Technologies	—	—	—	4,985	—	4,985

	$250,413	$(12,266)	$238,147	$258,781	$(1,832)	$256,949

      Amortization expense on acquired intangible assets was $17.8 million, $1.8 million and $6.8 million for fiscal years 2003, 2002 and 2001, respectively. The Company estimates amortization expense on existing acquired intangible assets will be approximately $11.0 million for each of the five succeeding fiscal years.

3.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

      Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following as of the fiscal years ended:

	2003	2002

Receivable:
Deposits paid for securities borrowed	$2,817,971	$1,353,118
Clearing organizations	100,506	43,438
Securities failed to deliver	3,255	1,306

Total	$2,921,732	$1,397,862

Payable:
Deposits received for securities loaned	$3,091,389	$1,869,933
Clearing organizations	46,474	44,243
Securities failed to receive	4,573	3,306

Total	$3,142,436	$1,917,482

4.	Property and Equipment

      Property and equipment consists of the following as of the fiscal years ended:

	2003	2002

Land and buildings	$—	$14,152
Leasehold improvements	14,020	15,146
Software	54,442	47,797
Computer equipment	16,388	16,899
Other equipment, furniture and fixtures	13,052	14,867

	97,902	108,861
Less accumulated depreciation and amortization	(61,743)	(51,642)

Property and equipment — net	$36,159	$57,219

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the Company completed the sale of its Kansas City, Missouri data center facility for $23.5 million in cash. In connection with the sale, the Company leased back approximately 20 percent of the facility for a minimum five-year period. The Company realized a gain on the sale of approximately $9.4 million. In accordance with sale-leaseback accounting, approximately $5.3 million of the gain was recognized in earnings as of the sale date and the remaining $4.1 million was deferred to be recognized over the term of the leaseback.

5.	Investments

      Knight Trading Group, Inc. (“Knight”) — The Company owns approximately 7.9 million shares of Knight, representing approximately seven percent of Knight’s outstanding common shares as of September 26, 2003. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of September 26, 2003 and September 27, 2002, the Company’s investment in Knight was valued at $90.0 million and $31.9 million, respectively. The Company’s cost basis is $0.7 million; therefore the gross unrealized gain was $89.3 million and $31.2 million at September 26, 2003 and September 27, 2002, respectively.

      During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares (see Note 16).

      The Nasdaq Stock Market, Inc. (“Nasdaq”) — As of September 26, 2003 and September 27, 2002, the Company owned 75,700 shares of Nasdaq. The Company accounts for its investment in Nasdaq as a marketable equity security available-for-sale.

      Adirondack Trading Partners, LLC (“Adirondack”) — As of September 26, 2003 and September 27, 2002, the Company owned a minority interest in Adirondack, a company formed to trade listed equity and index options. The Company accounts for its investment in Adirondack under the cost method.

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

6.	Restructuring and Asset Impairment Charges

      On September 9, 2002, the Company announced plans to dispose of its TradeCast subsidiaries, which provided direct access trade execution and software designed for active traders, due to redundancies with Datek’s technology. An impairment loss of $63.4 million was recorded during fiscal 2002 to reflect the amount by which the carrying value of the TradeCast subsidiaries, including goodwill, exceeded its estimated fair value. The impairment loss consisted of $53.5 million of goodwill and $9.9 million of property and equipment. The Company also recorded restructuring charges in fiscal 2003 consisting primarily of severance pay and benefits for approximately 110 employees in connection with the closing of the TradeCast business and consolidation of the Ameritrade and Datek technology organizations, and non-cancelable lease costs in connection with the closing of the TradeCast business.

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fort Worth, Texas; Omaha, Nebraska; Baltimore, Maryland; and Purchase, New York were affected by the consolidation.

      The following is a summary of the activity in the Company’s restructuring and acquisition exit liabilities:

	Employee	Occupancy and	Professional
	Compensation	Equipment	Services	Other	Total

Restructuring liabilities:
Fiscal 2001 activity:
Restructuring charges	$2,836	$12,926	$2,430	$20,076	$38,268
Utilized	(1,861)	(1,603)	—	(15,837)	(19,301)

Balance, September 28, 2001	975	11,323	2,430	4,239	18,967
Fiscal 2002 activity:
Utilized	(975)	(5,604)	(595)	(439)	(7,613)

Balance, September 27, 2002	—	5,719	1,835	3,800	11,354
Fiscal 2003 activity:
Restructuring charges	4,772	1,219	—	—	5,991
Utilized	(3,510)	(4,785)	(342)	(622)	(9,259)

Balance, September 26, 2003	$1,262	$2,153	$1,493	$3,178	$8,086

Datek exit liabilities:
Fiscal 2002 activity:
Exit costs incurred	$27,663	$14,128	$—	$5,496	$47,287
Utilized	(2,044)	—	—	(389)	(2,433)

Balance, September 27, 2002	25,619	14,128	—	5,107	44,854

Fiscal 2003 activity:
Exit costs incurred	2,783	1,396	—	—	4,179
Utilized	(25,695)	(10,611)	—	(5,107)	(41,413)

Balance, September 26, 2003	$2,707	$4,913	$—	$—	$7,620

      The Company expects to pay most employee compensation restructuring liabilities during fiscal 2004. The Company expects to utilize the remaining occupancy and equipment, professional services and other restructuring liabilities over the respective lease periods through fiscal 2015. Most Datek employee compensation liabilities are expected to be paid during fiscal 2004, with any remaining amounts to be paid in fiscal 2005. Remaining Datek occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

7.	Notes Payable

      On December 16, 2002, the Company entered into a second amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $50 million through December 15, 2003, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, initially is equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.75 percent. The interest rate is decreased as the Company achieves certain levels of consolidated net income during the term of the agreement. At September 26, 2003, the interest rate on the revolving credit agreement would have been 3.62 percent. The Company also pays a commitment fee of 0.375 percent of the unused borrowings through the maturity date. The Company had no outstanding

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness under the revolving credit agreement at September 26, 2003 and no outstanding indebtedness under the prior revolving credit agreement at September 27, 2002. The revolving credit agreement contains certain covenants and restrictions, including a minimum net worth requirement, and prohibits the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements for all periods presented in the consolidated financial statements. See Note 17 regarding subsequent events.

      The Company, through Ameritrade, Inc. and iClearing, its wholly owned securities clearing subsidiaries, had access to unsecured credit facilities with financial institutions of up to $310 million and $10 million as of September 26, 2003 and September 27, 2002, respectively. Ameritrade, Inc. and iClearing also had access to secured credit facilities of up to $160 million and $235 million as of September 26, 2003 and September 27, 2002, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge client securities to secure outstanding obligations under these facilities. There were no loans outstanding under the credit facilities as of September 26, 2003 and September 27, 2002. Letters of credit in the amount of $40 million as of September 26, 2003 and September 27, 2002, have been issued on behalf of the Company by several financial institutions and reduce the amount available under these credit facilities. The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. The Company is generally required to pledge client securities to secure letters of credit under these credit facilities. As of September 26, 2003 and September 27, 2002, no amounts were outstanding under line of credit arrangements and approximately $430 million and $205 million, respectively, was available to the Company for either loans or, in some cases, letters of credit.

8.	Convertible Subordinated Notes

      In August 1999, the Company issued $200 million of 5.75 percent convertible subordinated notes due August 1, 2004. The notes were convertible into 6,142,740 shares of Class A Common Stock. The notes were convertible into shares of Common Stock at any time prior to the close of business on the maturity date of the notes, August 1, 2004, unless previously redeemed or repurchased, at a conversion rate of 30.7137 shares per $1,000 principal amount of notes (equivalent to an approximate conversion price of $32.56 per share), subject to adjustment in certain circumstances. Interest on the notes is payable on February 1 and August 1 of each year. The notes were subject to redemption at a premium on or after August 6, 2002, in whole or in part, upon notice to each holder not less than 30 days nor more than 60 days prior to the redemption date.

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

      In October 2002, the Company repurchased and retired approximately $1.4 million of its convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million.

      As of September 26, 2003 and September 27, 2002, the Company had approximately $46.3 million and $47.6 million of convertible subordinated notes outstanding, respectively. See Note 17 regarding subsequent events.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

      Provision for (benefit from) income taxes is comprised of the following for fiscal years ended:

	2003	2002	2001

Current expense (benefit):
Federal	$51,748	$4,286	$(2,151)
State	8,815	35	329

	60,563	4,321	(1,822)

Deferred expense (benefit):
Federal	23,019	4,152	(46,238)
State	7,133	1,973	(7,155)

	30,152	6,125	(53,393)

Provision for (benefit from) income taxes	$90,715	$10,446	$(55,215)

      A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income (loss) follows for the fiscal years ended:

	2003	2002	2001

Federal statutory rate	35%	(35)%	(35)%
State taxes, net of federal tax effect	5	7	(5)
Goodwill impairment charge	—	80	—
Amortization of goodwill	—	—	1
Other	—	4	1

	40%	56%	(38)%

      Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	2003	2002

Deferred tax assets:
Accrued liabilities	$23,533	$33,448
State incentive credits and operating loss carryforwards	1,572	7,382
Other deferred tax assets	3,739	4,462

Total deferred tax assets	28,844	45,292

Deferred tax liabilities:
Depreciation and amortization, net	(91,936)	(78,842)
Unrealized investment and derivative gains/losses, net	(16,942)	(12,455)
Prepaid expenses	(1,704)	(4,523)

Total deferred tax liabilities	(110,582)	(95,820)

Less: Valuation allowance	—	(5,266)

Net deferred tax liabilities	$(81,738)	$(55,794)

      At September 26, 2003, the Company has approximately $3.9 million of federal net operating loss carryforwards, which expire beginning December 31, 2018, and are subject to annual limitation on utilization in future periods.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Net Capital

      The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

      The Company’s broker-dealer subsidiaries had aggregate net capital of $279.5 million and $183.2 million as of September 26, 2003 and September 27, 2002, respectively, which exceeded aggregate minimum net capital requirements by $224.4 million and $150.3 million, respectively.

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

      The Long-Term Incentive Plan authorizes the award of options to purchase Common Stock, Common Stock appreciation rights, shares of Common Stock and performance units. The Long-Term Incentive Plan reserves 20,000,000 shares of the Company’s Common Stock for issuance to eligible employees. The Directors Plan authorizes the award of options to purchase Common Stock and shares of Common Stock. The Directors Plan reserves 1,460,000 shares of the Company’s Common Stock for issuance to non-employee directors. Options are generally granted by the Company at not less than the fair market value at grant date, vest over a one to four year period, and expire 10 years after the grant date.

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the status of the Company’s outstanding stock options as of the fiscal years ended:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	31,472	$5.20	6,810	$9.67	3,689	$12.59
Granted:
Exercise price equal to market value	15,194	$5.59	2,610	$5.41	4,975	$8.71
Exercise price below market value(1)	—	—	5,943	$1.70	—	—
Exercise price above market value(1)	—	—	19,255	$4.71	—	—
Exercised	(12,813)	$3.82	(619)	$1.36	(315)	$4.54
Canceled	(3,712)	$5.19	(2,527)	$6.37	(1,539)	$14.62

Outstanding at end of year	30,144	$5.98	31,472	$5.20	6,810	$9.67

Exercisable at end of year	13,925	$6.06	22,954	$4.72	2,147	$7.96

Available for future grant at end of year	29,319		40,493		2,793

Weighted average fair value of options granted during the year:
Exercise price equal to market value		$3.40		$3.66		$6.13
Exercise price below market value(1)		—		$2.03		—
Exercise price above market value(1)		—		$0.72		—

(1)	Options granted with exercise prices above and below market value during fiscal 2002 consist of replacement options granted in connection with the Datek merger.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the stock options outstanding at September 26, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted-		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$0.99 - $4.00	2,693	3.0	$2.10	2,612	$2.05
$4.01 - $8.00	22,242	7.9	$5.08	7,931	$5.00
$8.01 - $12.00	2,998	7.3	$8.98	2,459	$8.73
$12.01 - $16.00	1,080	9.9	$12.31	18	$15.19
$16.01 - $20.00	948	6.0	$16.81	722	$16.81
$20.01 - $30.00	87	6.5	$23.19	87	$23.19
$30.01 - $40.00	96	5.6	$36.50	96	$36.50

$0.99 - $40.00	30,144	7.4	$5.98	13,925	$6.06

      From February 2001 to February 2002, Datek issued to certain employees of a former subsidiary, The Island Holding Company, Inc. (“Island”), Stock Appreciation Rights (“SARs”) indexed to the value of Datek’s common shares. The Company issued replacement SARs in connection with the Datek merger. Upon exercise of these SARs, the Company must deliver cash in an amount equal to the excess, if any, of the market value of the Company’s shares over the exercise price. The Company includes the market value of SARs in accrued expenses in the consolidated balance sheet. The Company recognized compensation expense of $4.3 million and $0.9 million during fiscal 2003 and 2002, respectively, for changes in the market value of these SARs after the grant date and for premium amounts paid to repurchase SARs from the holders. The following table summarizes SARs activity for the fiscal years ended:

	2003		2002

	Number	Weighted Average	Number	Weighted Average
	of SARs	Exercise Price	of SARs	Exercise Price

Outstanding at beginning of year	3,770	$4.68	—	—
Granted	—	—	5,600	$3.59
Exercised	(642)	$4.53	(1,715)	$1.32
Repurchased	(2,869)	$4.70	—	—
Cancelled	(217)	$4.86	(115)	$1.78

Outstanding at end of year	42	$4.71	3,770	$4.68

Exercisable at end of year	31	$4.66	2,792	$4.62

      During 2001, Datek issued to certain of its employees SARs that were indexed to the value of Island’s Class A Shares (“Island SARs”). Upon exercise of an Island SAR, the Company was required to deliver to the employee cash in an amount equal to the excess, if any, of the market value of an Island Class A Share over the Island SAR exercise price. To hedge its exposure under the Island SAR obligations, Datek purchased from Island options (the “Island Hedge Options”) to buy from Island Class A Shares at prices equivalent to the exercise prices of the Island SARs. The Island Hedge Options had exercise, forfeiture and expiration terms that were equivalent to the Island SARs. At September 27, 2002, there were 1,424,055 Island SARs outstanding with a weighted average exercise price of $0.91 per share. In September 2002, Island was acquired by Instinet Group Incorporated (“Instinet”), which resulted in the Island SARs and Island Hedge Options converting to SARs and options, respectively, based on the stock price of Instinet; and the Island Hedge Options becoming exercisable for Instinet shares. The Company elected to accelerate the Island SARs in

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the terms of the Island SAR plan, and accordingly exercised the Island Hedge Options and sold the Instinet shares acquired under the options over a 30 day period beginning November 6, 2002, pursuant to a resale shelf registration statement. The Company’s obligation to a holder of an Island SAR was equal to the excess of the weighted average sale price from the sale of the Instinet shares acquired upon exercise of the Island Hedge Options, over the exercise price of the Island SAR. Compensation expense for the Island SARs was offset by gains on the Island Hedge Options; therefore the net impact on the consolidated statement of operations was zero. There are no Island SARs outstanding as of September 26, 2003.

      Included as a reduction of additional paid-in capital are limited recourse notes from stockholders of $0.3 million and $9.3 million and related accrued interest of $0.1 million and $1.7 million as of September 26, 2003 and September 27, 2002, respectively. These notes are secured by the Common Stock issued pursuant to each note, mature in five years from execution and accrue interest at the prime rate.

12.	Employee Benefit Plans

      The Company has 401(k) and profit-sharing plans under which the annual and matching contributions are determined at the discretion of the Board of Directors. Profit-sharing and matching contributions expense was $4.7 million, $0 and $1.5 million for fiscal years 2003, 2002 and 2001, respectively.

13.	Earnings (Loss) Per Share

      The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings (loss) per share for the fiscal years ended:

	2003	2002	2001

Net income (loss)	$136,642	$(28,963)	$(91,177)

Weighted average shares outstanding — basic	427,376	227,327	185,830
Effect of dilutive securities:
Stock options	5,073	—	—
Deferred compensation shares	31	—	—

Weighted average shares outstanding — diluted	432,480	227,327	185,830

Earnings (loss) per share — basic	$0.32	$(0.13)	$(0.49)
Earnings (loss) per share — diluted	$0.32	$(0.13)	$(0.49)

      In fiscal 2003, options to purchase approximately 4.8 million weighted average shares of Common Stock were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices exceeded the average market price of the Common Stock during the period. Because the Company reported a net loss in fiscal 2002 and fiscal 2001, the calculation of diluted loss per share for those years does not include common stock equivalents, as they are anti-dilutive, resulting in a reduction of loss per share. In addition, the convertible subordinated notes are not included in the calculations above because the effect would be anti-dilutive for all periods.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments And Contingencies

      Lease Commitments — The Company and its subsidiaries have various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows:

	Minimum Lease	Sublease	Net Lease
Fiscal Year Ending	Payments	Proceeds	Commitments

2004	$18,971	$(1,885)	$17,086
2005	13,257	(1,603)	11,654
2006	9,641	(1,382)	8,259
2007	7,268	(752)	6,516
2008	6,384	(752)	5,632
Thereafter (to April 2019)	28,636	(1,432)	27,204

Total	$84,157	$(7,806)	$76,351

      Rental expense was approximately $34.9 million, $36.2 million and $55.4 million for fiscal years 2003, 2002 and 2001, respectively.

      Legal — In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the district court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The district court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska Supreme Court reversed the district court’s grant of summary judgment and remanded the case to the district court for further proceedings. The Court did not decide whether the plaintiffs’ claims have merit. On October 8, 2003, the Company filed with the district court a renewed motion for summary judgment. The Company believes it has adequate legal defenses and intends to continue to vigorously defend against this action.

      In October 2003, Keener, a pro se plaintiff, filed a putative class action against the Company, Knight Trading Group, Inc. and certain individuals in the United States District Court for the District of Nebraska. The plaintiff asserts his action on behalf of persons who became clients of the Company during the period from March 29, 1995 through September 30, 2003. As it pertains to the Company, the principal allegations of the complaint are that the Company had an indirect and direct equity interest in Knight, to which it directed most of its orders for execution; that the Company failed to accurately disclose the nature of its relationship with Knight and the consideration it received from Knight for directing order flow to Knight; and that clients of Ameritrade did not receive best execution of their orders from Knight and the Company. The plaintiff claims that the Company’s conduct violated certain provisions of the federal securities laws, including Sections 11Ac, 10(b) and 3(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC Rules promulgated thereunder. Plaintiff further claims the individual defendants, including a present director and a former director of the Company, are liable under Section 20(a) of the Exchange Act as “controlling persons” for the claimed wrongs attributed to the Company and Knight. In his prayer for relief, plaintiff requests monetary damages and/or rescissionary relief in the amount of $4.5 billion against all defendants, jointly and severally. The Company and the defendant directors of the Company believe they have adequate legal defenses and they intend to vigorously defend against this action.

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

      NASD Investigation — In August 2002, NASD directed the Company’s broker-dealer subsidiaries, iClearing and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD is conducting an investigation related to the specified trades. NASD Staff has advised that it has made a preliminary determination to recommend disciplinary action against Ameritrade, Inc., Datek Online Financial Services, LLC (“DOFS”) and iClearing based on allegations that the specified trades violated Regulation T of the Board of Governors of the Federal Reserve System and NASD Conduct Rules. Ameritrade, Inc., DOFS and iClearing have made submissions to NASD setting forth the reasons why NASD should not authorize disciplinary proceedings. If NASD elects to bring disciplinary proceedings, NASD may seek censures, fines, suspensions or other sanctions. The Company is also discussing possible settlement with NASD. The Company is unable to predict the outcome of this matter.

      Patent Matter — An owner of a large patent portfolio relating to interactive voice response systems sent correspondence to the Company in which he alleged infringement of one of his patents. An agreement was reached in August 2003 pursuant to which the Company agreed to pay a one-time release fee of approximately $3.0 million for the use of these patents from July 1, 1996 through January 1, 2003. The Company also agreed to license the patents for an indefinite period beginning January 1, 2003 for a royalty rate based on actual usage of the patented system, subject to minimum advance royalty payments of $1.5 million covering the three year period beginning January 1, 2003.

      General Contingencies — In the ordinary course of business, there are various contingencies which are not reflected in the consolidated financial statements. These include Ameritrade, Inc. and iClearing client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to off-balance-sheet credit risk in the event the clients are unable to fulfill their contracted obligations.

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

      As of September 26, 2003, client margin securities of approximately $3.1 billion and stock borrowings of approximately $2.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $3.5 billion of that collateral as of September 26, 2003.

      The Company provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these agreements is remote. Accordingly, no contingent liability is carried on the consolidated balance sheet for these transactions.

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

15.	Segment Information

      Beginning in the second quarter of fiscal 2002, the Company had two reportable operating segments: a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings tailored to specific clients and their respective investing and trading preferences. The Private Client Division provides brokerage services directly to individual investors. The Institutional Client Division provides clearing services, brokerage capabilities and advisor tools as co-branded or private-label products to business partners and their customers. The Datek merger on September 9, 2002 resulted in a substantial increase in Private Client Division business. As a result, beginning with the first quarter of fiscal 2003, the Institutional Client Division no longer met the quantitative thresholds to be considered a reportable segment. In addition, the components of the Company’s TradeCast business were no longer included in the Private Client Division and Institutional Client Division and the Company’s Watcher business was no longer included in the Institutional Client Division. The Company closed the TradeCast business in February 2003 and closed the Watcher business during the fourth quarter of fiscal 2003. The Company considered TradeCast and Watcher separate segments, although they do not meet the quantitative thresholds for reportable segments.

      Financial information for the Company’s Private Client Division and all other segments is presented in the following table. The totals are equal to the Company’s consolidated amounts as reported in the consolidated statements of operations. Information for fiscal 2002 has been restated to conform to the current presentation. Information for fiscal 2001 is not presented, as it would be impracticable to restate fiscal 2001 to

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect the current reporting structure. Identifiable assets are not disclosed, as they are not used in evaluating segment performance or in allocating resources to segments.

	2003			2002

	Private			Private
	Client	All Other	Total	Client	All Other	Total

Non-interest revenues	$538,958	$23,313	$562,271	$309,504	$17,204	$326,708
Interest revenue, net	145,997	4,986	150,983	101,195	2,890	104,085

Net revenues	684,955	28,299	713,254	410,699	20,094	430,793

Pre-tax income (loss)	$233,856	$(6,499)	$227,357	$56,580	$(75,097)	$(18,517)

      The Company has operations in the United States and Canada. Substantially all of the Company’s revenues in fiscal years 2003, 2002 and 2001 were generated by the United States operations.

16.	Derivative Financial Instruments and Hedging Activities

      In fiscal 2001, the Company entered into an equity index swap arrangement with a notional amount of approximately $15.6 million for the purpose of hedging its obligation under its deferred compensation plan for its Chief Executive Officer. This arrangement is accounted for as a hedge in accordance with SFAS No. 133. Unrealized gains or losses on the swap arrangement are treated as an adjustment to employee compensation and benefits expense in the statements of operations, offsetting changes to the related deferred compensation liability, which is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

      The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of September 26, 2003, the total fair value of the embedded collars was approximately $46.7 million and was included in accounts payable and accrued liabilities on the consolidated balance sheet.

      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the consolidated balance sheet. The Company is accreting interest on the obligation to the notional maturity

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

17.	Subsequent Events

      In October 2003, the agent for the Company’s revolving credit agreement agreed in principle to increase the credit facility to $75 million from the current $50 million and to extend the term through December 2004 on substantially the same terms.

      On October 23, 2003, the Company redeemed the remaining $46.3 million of convertible subordinated notes for an amount equal to 101.15 percent of the principal amount, resulting in a loss on the redemption of approximately $0.5 million in the first quarter of fiscal 2004.

      On October 31, 2003, the Company announced plans to acquire 7.5 million shares of its Common Stock in connection with a secondary offering by certain stockholders of approximately 44.1 million shares of their Common Stock. The 7.5 million shares will be acquired from the selling stockholders at the net public offering price. The Company expects to use cash on hand to fund the purchase.

      On November 6, 2003, the Company announced that it has entered into a definitive agreement to acquire Bidwell & Company. In connection with this purchase, the Company expects to pay approximately $55 million in cash and the transaction is expected to close in early 2004, subject to applicable regulatory approvals. The Company expects to use cash on hand to fund the acquisition.

18.	Quarterly Data (Unaudited)

	For the Fiscal Year Ended September 26, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$180,527	$147,634	$188,511	$196,582
Pre-tax income	$36,799	$16,659	$81,804	$92,096
Net income	$22,042	$9,617	$49,871	$55,113
Basic earnings per share	$0.05	$0.02	$0.12	$0.13
Diluted earnings per share	$0.05	$0.02	$0.12	$0.13

	For the Fiscal Year Ended September 27, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

Net revenues	$108,190	$106,736	$100,263	$115,604
Pre-tax income (loss)	$15,240	$3,428	$10,062	$(47,248)
Net income (loss)	$9,003	$1,947	$5,774	$(45,688)
Basic earnings (loss) per share	$0.04	$0.01	$0.03	$(0.17)
Diluted earnings (loss) per share	$0.04	$0.01	$0.03	$(0.17)

      Quarterly amounts may not sum to year-end totals due to rounding.

(1)	Results for the fourth quarter of fiscal 2002 include an asset impairment charge of approximately $63.4 million (See Note 6).

REPORT OF MANAGEMENT

To the Board of Directors and Stockholders of

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      Management of Ameritrade Holding Corporation (the “Company”) is responsible for the preparation, consistency, integrity and fair presentation of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis and, in management’s opinion, are fairly presented. The financial statements include amounts that are based on management’s informed judgments and best estimates.

      Management has established and maintains comprehensive systems of internal control that provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements; the safeguarding of assets; the effectiveness and efficiency of operations; and compliance with applicable laws and regulations. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Management monitors the systems of internal control and maintains an independent internal auditing program that assesses the effectiveness of internal control. Management assessed the Company’s internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Report). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America as of September 26, 2003.

      The Board of Directors exercises its oversight role with respect to the Company’s systems of internal control primarily through its Audit Committee, which is comprised solely of outside directors. The Committee oversees the Company’s systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

      The Company’s consolidated financial statements have been audited by Deloitte & Touche LLP (“Deloitte & Touche”), independent auditors. As part of its audit, Deloitte & Touche considers the Company’s internal control to plan the audit and determine the nature, timing, and extent of auditing procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made in accordance with auditing standards generally accepted in the United States of America. Management’s assertion that the Company maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America has been examined by Deloitte & Touche. Management has made available to Deloitte & Touche all the Company’s financial records and related data, and information concerning the Company’s internal control over financial reporting, and believes that all representations made to Deloitte & Touche during its audits and examination were valid and appropriate.

/s/ JOSEPH H. MOGLIA

Joseph H. Moglia
Chief Executive Officer

/s/ JOHN R. MACDONALD

John R. MacDonald
Chief Financial Officer

November 6, 2003

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      We have examined management’s assertion, included in the accompanying Report of Management, that Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America, as of September 26, 2003 based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). The Company’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assertion based on our examination.

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

      In our opinion, management’s assertion that the Company maintained effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America, as of September 26, 2003, is fairly stated, in all material respects, based on criteria established in the COSO Report.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

November 6, 2003

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

      Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2003. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors

      The Company’s amended and restated certificate of incorporation divides the Company’s Board of Directors into three classes, with three Directors per class and with each class being elected to a staggered three-year term. J. Joe Ricketts, our Chairman and Founder, certain members of his family and trusts established for their benefit (collectively, the “Ricketts holders”) owned approximately 25.5% of our Common Stock as of the Record Date. Investment funds affiliated with Bain Capital, Silver Lake Partners and TA Associates (collectively, the “Datek holders”) collectively owned approximately 29.6% of our Common Stock as of the Record Date. The Ricketts holders and the Datek holders have entered into a stockholders agreement (the “Stockholders Agreement”) that obligates the parties to vote their shares in favor of a Board of Directors consisting of nine members, of which three are designated by the Ricketts holders, three are designated by the Datek holders and three are independent directors selected with the agreement of the Ricketts holders and the Datek holders.

      The following table sets forth certain information regarding the Directors of the Company.

				Class and Year
			Director	in Which
Name	Age	Principal Occupation	Since	Term Expires

J. Joe Ricketts	62	Chairman and Founder of the Company	1981	Class III 2005
J. Peter Ricketts	39	President, Private Client Division; Vice Chairman and Corporate Secretary of the Company	1999	Class II 2004
Michael D. Fleisher	38	Chairman and Chief Executive Officer, Gartner, Inc.	2002	Class I 2006
Glenn H. Hutchins	48	Managing Member, Silver Lake Technology Management, L.L.C.	2002	Class I 2006
C. Kevin Landry	59	Managing Director and Chief Executive Officer, TA Associates, Inc.	2002	Class II 2004
Mark L. Mitchell	43	Principal, CNH Partners, LLC	1996	Class II 2004
Stephen G. Pagliuca	48	Managing Director, Bain Capital	2002	Class III 2005
Thomas S. Ricketts	38	Chairman and Chief Executive Officer, Incapital LLC	2002	Class I 2006

      J. Joe Ricketts is currently Chairman of the Company’s Board of Directors. He also held the position of Chief Executive Officer from 1981 through February 2001, except for the period from March 1999 to May 2000, during which he was Co-Chief Executive Officer, and the period from May 2000 to August 2000, during which he did not hold the position of Chief Executive Officer. In 1975, Mr. Ricketts became associated with the Company and served as a Director and officer. By 1981, Mr. Ricketts acquired majority control of the Company. Prior to 1975, Mr. Ricketts was a registered representative with a national brokerage firm, an investment advisor with Ricketts & Co. and a branch manager with The Dun & Bradstreet Corporation, a financial information firm. Mr. Ricketts is a Director of Securities Industry Association (SIA). Mr. Ricketts served as a member of the District Committee for District 4 of the NASD from 1996 to 1999. Mr. Ricketts serves on the Board of Directors of the American Enterprise Institute. Mr. Ricketts received a B.A. in economics from Creighton University. Mr. Ricketts is the father of J. Peter Ricketts and Thomas S. Ricketts.

      J. Peter Ricketts became President of the Company’s Private Client Division in June 2001. He has served as a Director since 1999, has been Secretary of the Company since May 2001 and also served as Secretary from November 1996 to October 1999. Since joining the Company in 1993, he has held various leadership positions, including Senior Vice President of Strategy and Business Development, Senior Vice President of Product Development and Senior Vice President of Marketing. Mr. Ricketts received an M.B.A. in marketing and finance and a B.A. in biology from the University of Chicago. J. Peter Ricketts is the son of J. Joe Ricketts and the brother of Thomas S. Ricketts.

      Michael D. Fleisher has been Chairman of the Board of Gartner, Inc. since October 2001, and a director and Chief Executive Officer of Gartner since October 1999. From February 1999 to October 1999, he served as Gartner’s Chief Financial Officer and Executive Vice President, Finance and Administration. Mr. Fleisher joined Gartner in April 1993. Prior to joining Gartner, Mr. Fleisher worked at Bain Capital, Inc. where he was involved in the buyout of Gartner by management and Bain Capital from Saatchi & Saatchi in October 1990. Prior to working at Bain Capital, Mr. Fleisher was a consultant with Bain & Company, a global business consulting firm. Mr. Fleisher is on the board of NYC 2012, Inc. Mr. Fleisher holds a B.S. in economics from the Wharton School of the University of Pennsylvania.

      Glenn H. Hutchins is a Managing Member of Silver Lake Technology Management, L.L.C., which he co-founded in January 1999. Silver Lake Technology Management is a manager and advisor of private equity funds, including Silver Lake Partners, L.P. Mr. Hutchins is a Managing Member of Silver Lake Technology Associates, L.L.C., which is the general partner of Silver Lake Partners, L.P. From 1994 to 1999, Mr. Hutchins was a Senior Managing Director of The Blackstone Group, where he focused on private equity investing. Mr. Hutchins is a director of Gartner, Inc., Instinet Group Incorporated and Seagate Technology Holdings. He is also a director of private companies and non-profit organizations. Mr. Hutchins holds an A.B. from Harvard University, an M.B.A from Harvard Business School and a J.D. from Harvard Law School.

      C. Kevin Landry has served as a Managing Director and Chief Executive Officer of TA Associates, Inc. since its incorporation in 1994. From 1982 to 1994, Mr. Landry served as a Managing Partner of its predecessor partnership. Mr. Landry also is a director of Instinet Group Incorporated and Standex International Corporation. He is a member of the Private Equity Hall of Fame. He is a trustee of the Middlesex School, an Overseer of the Museum of Fine Arts, a member of the Executive Committee of Harvard University’s Committee on University Resources and Co-Chairman of the Harvard Boston Major Gifts Committee. Mr. Landry received an M.B.A. from The Wharton School of Finance and a B.A. in Economics from Harvard University.

      Mark L. Mitchell has served as a Director of the Company since December 1996 and served as a member of the Company’s Board of Advisors in 1993. Mr. Mitchell is a Principal at CNH Partners, LLC, an investment management firm which he co-founded in 2001. He was a finance professor at Harvard University from 1999 to 2003 and was a finance professor at the University of Chicago from 1990 to 1999. Mr. Mitchell was a Senior Financial Economist for the SEC from 1987 to 1990. He is a member of the Nasdaq Quality of Markets Committee. He was a member of the Economic Advisory Board of NASD from 1995 to 1998. Mr. Mitchell received a Ph.D. in Applied Economics and an M.A. in Economics from Clemson University, and received a B.B.A. in Economics from the University of Louisiana at Monroe.

      Stephen G. Pagliuca founded the Information Partners Fund for Bain Capital in 1989. As a Managing Director of Bain Capital, he has been involved in over thirty acquisitions of significant information and medical companies, including Gartner, Inc., Physio-Control and Wesley-Jessen. Previously, Mr. Pagliuca was a Vice President at Bain & Company where he managed significant relationships in the healthcare and information services industries. He was also involved in developing Bain’s turnaround practice in which he worked with investment groups and corporate clients to rapidly improve under-performing business units. Mr. Pagliuca also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. Mr. Pagliuca is a director of Gartner, Inc., FTD, Inc. and Instinet Group Incorporated. Mr. Pagliuca earned an M.B.A. from Harvard Business School and received a B.A. from Duke University.

      Thomas S. Ricketts is the Chairman and Chief Executive Officer of Incapital LLC, a company he co-founded in 1999. Incapital is a technologically oriented investment bank focused exclusively on the underwriting and distribution of fixed income products to individual investors. Incapital underwrites for several major U.S. corporations through its InterNotesSM product platform. From 1996 to 1999, Mr. Ricketts was a

Vice President and an investment banker for the brokerage division of ABN AMRO. From 1995 to 1996, he was a Vice President at Mesirow Financial. From 1988 to 1994, Mr. Ricketts was a market maker on the Chicago Board Options Exchange. Mr. Ricketts holds an M.B.A. and a B.A. from the University of Chicago. Thomas S. Ricketts is the son of J. Joe Ricketts and the brother of J. Peter Ricketts.

Executive Officers

      The Company’s executive officers are as follows:

Name	Age	Position

J. Joe Ricketts	62	Chairman and Founder
Joseph H. Moglia	54	Chief Executive Officer
Phylis M. Esposito	52	Executive Vice President, Chief Strategy Officer
Michael R. Feigeles	47	Executive Vice President, Special Projects
Kurt D. Halvorson	41	Executive Vice President, Chief Administrative Officer
Asiff S. Hirji	37	Executive Vice President, Chief Information Officer
Ellen L.S. Koplow	43	Senior Vice President and General Counsel
John R. MacDonald	48	Executive Vice President, Chief Financial Officer and Treasurer
Anne L. Nelson	50	Senior Vice President and Chief Marketing Officer
J. Peter Ricketts	39	President, Private Client Division

      See “Board of Directors” for information regarding the business experience of J. Joe Ricketts and J. Peter Ricketts.

      Joseph H. Moglia joined the Company as Chief Executive Officer in March 2001. Mr. Moglia joined the Company from Merrill Lynch, where he served as Senior Vice President and head of the Investment Performance and Product Group for Merrill’s Private Client division. He oversaw all investment products, as well as the firm’s insurance and 401(k) businesses. Mr. Moglia joined Merrill Lynch in 1984 and, by 1988, was the company’s top institutional sales person. In 1992 he became head of Global Fixed Income Institutional Sales and in 1995 ran the firm’s Municipal division before moving to its Private Client division in 1997. Prior to entering the financial services industry, Mr. Moglia was the defensive coordinator for Dartmouth College’s football team. He coached various teams for 16 years, authored a book on football and wrote 11 articles that were published in national coaching journals. Mr. Moglia serves on the boards of directors of AXA Financial, Inc. and of its subsidiary, The Equitable Life Assurance Society of the U.S. Mr. Moglia received an M.S. in economics from the University of Delaware and a B.A. in economics from Fordham University.

      Phylis M. Esposito joined the Company as Chief Strategy Officer in July 2001. Ms. Esposito is responsible for Corporate Strategy, focusing on industry and market issues to develop corporate business initiatives that mitigate risks and maximize opportunities for profitable long-term growth. Ms. Esposito also oversees Investor Relations. Ms. Esposito has over 25 years of financial markets experience. From 1998 until joining the Company, she served as senior partner and project manager for Mathias & Company, Management Consultants. In that role, she provided strategic advice and business plan implementation to global financial institutions, professional financial service firms and multi-national corporations. Prior to that, she was a Senior Managing Director for Bear Stearns & Company. She was also a founding Partner and Chief Financial Officer for Artemis Capital Group, and a Vice President for Goldman Sachs. Ms. Esposito received an M.B.A. from Columbia University and holds a B.A. from Fordham University.

      Michael Feigeles joined the Company as Executive Vice President, Special Projects in February 2003. His duties include planning new initiatives for individual investors as well as developing relationships with Ameritrade Institutional distribution channels, including financial advisors and institutions. Mr. Feigeles has over 23 years experience in the financial services industry, spent principally with Merrill Lynch and Co. from

1978 to 2001. He received an M.B.A from Pace University in New York and a B.S. in accounting from the University of Maryland.

      Kurt D. Halvorson has served as Chief Administrative Officer since June 2001. He is responsible for communication and coordination of the Company’s Executive Management Team. In addition, he oversees human resources, corporate communications, facilities and clearing functions and administers corporate audit. Mr. Halvorson served as President of Advanced Clearing, Inc., a subsidiary of the Company, from 1997 to June 2001. He has been with the Company since 1987, also serving as Vice President and General Manager, and Vice President and Controller of Advanced Clearing. Before joining the Company, Mr. Halvorson was a Certified Public Accountant for Deloitte & Touche from 1984 to 1987. Mr. Halvorson currently is an industry governor on the board of the Chicago Stock Exchange. He is a past member of the Securities Industry Association Membership Committee and Firm and Industry Analysis Committee (FIAC), and United Way Young Leaders Society. Mr. Halvorson earned his B.S.B.A. from the University of Nebraska in 1983 and is a Certified Public Accountant. In March 2000, he graduated from the Securities Industry Institute at the Wharton School at the University of Pennsylvania.

      Asiff Hirji joined the Company as Chief Information Officer in April 2003. He is responsible for developing and implementing all Information Technology initiatives at Ameritrade, including business technology planning, application development as well as IT infrastructure and architecture. He joined the Company from Bain & Company, where he led the IT Strategy practice for the company’s New York office from 2002 to 2003. Prior to that Mr. Hirji was, from 2000 to 2001, President and Chief Technology Officer for New York-based Netfolio, Inc., an online investment advisor that he took through the entire lifecycle from initial inception to growth and sale. He was also a founding member of the Mitchell Madison Group from 1992 to 2000, the second largest financial services strategic consultancy in the world. Mr. Hirji received an M.B.A from The University of Western Ontario and a B.S. in computer science from The University of Calgary.

      Ellen L.S. Koplow has served as General Counsel since June 2001. She oversees the Company’s Legal Department. She joined the Company in May 1999 as Deputy General Counsel and was named Acting General Counsel in November 2000. Prior to joining the Company, Ms. Koplow was managing principal of the Columbia, Maryland office of Miles & Stockbridge P.C. where she was responsible for the operations of attorneys and staff and concentrated her practice in the areas of corporate law, e-commerce, technology law, media and commercial contracts. Ms. Koplow graduated cum laude from the University of Baltimore Law School in 1983 where she was a member of the Heuisler Honor Society, a Scribes Award winner and a Comments Editor for the Law Review. She has been a member of the Maryland High Technology Council and has lectured extensively on technology-related issues. In 1998, she was selected by The Daily Record as one of Maryland’s Top 100 women.

      John R. (Randy) MacDonald has served as Chief Financial Officer since March 2000. He oversees all financial operations of the Company, including developing and planning financial transactions and Company-wide fiscal management. He is also responsible for risk management, tax planning and mergers and acquisitions. Recently, he led the integration of Ameritrade and Datek into one company. Prior to joining the Company in March 2000, Mr. MacDonald served in a similar capacity with New York City-based Investment Technology Group, Inc. Mr. MacDonald has also held executive positions at Salomon Brothers and Deloitte & Touche. Mr. MacDonald currently serves on the Nasdaq Technology Advisory Council. He graduated cum laude from Boston College with a B.S. in accounting.

      Anne L. Nelson joined the Company as Vice President of Marketing in November 1999 and was promoted to Chief Marketing Officer in August 2001. As Chief Marketing Officer, Ms. Nelson oversees marketing strategy as well as advertising, brand management, database management and client marketing. Previously, she served for six years as the executive vice president of marketing for HSBC Bank USA, where she headed retail, corporate and investment marketing for the United States. Prior to joining HSBC, Ms. Nelson spent 10 years with CoreStates Financial Corp. in a number of senior level positions in their retail marketing, credit card and acquisition divisions. Ms. Nelson received an M.B.A. from Temple University and holds a B.A. from LaSalle College. She completed additional post-graduate studies at the Wharton School of the University of Pennsylvania. In 2000, she was named one of the Top 100 Advertising Executives by Advertising Age, and one of the Top 10 Marketers by Financial Services Marketing.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon the Company’s review of forms filed by Directors, officers and certain beneficial owners of the Company’s Common Stock (the “Section 16(a) Reporting Persons”) pursuant to Section 16 of the 1934 Act, the Company has identified the following late filings by the Section 16(a) Reporting Persons: one transaction was reported late on a Form 3 filed by the Ricketts Grandchildren Trust; and one transaction was reported late on eleven Forms 3 filed on behalf of entities affiliated with TA Associates, Inc.

Audit Committee and Audit Committee Financial Expert

      The Company has established a separate Audit Committee of the Board of Directors, comprised of Directors Fleisher, Landry and Mitchell. The Company’s Board of Directors has determined that Mr. Fleisher qualifies as an audit committee financial expert and is independent.

Code of Ethics

      The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer, controller and certain other senior financial personnel. The code of ethics is filed as Exhibit 14 to this annual report on Form 10-K.

Item 11.	Executive Compensation

      The following table sets forth a three year history of the annual and long-term compensation awarded to, earned by or paid by the Company and its subsidiaries to each person serving as Chief Executive Officer at any time during the fiscal year ended September 26, 2003, and to each of the other five highest paid executive officers of the Company (collectively, the “Named Executive Officers”) for the fiscal year ended September 26, 2003.

Summary Compensation Table

					Long-Term
					Compensation

		Annual Compensation			Securities
					Underlying
				Other Annual	Options/	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)	SARs(#)	Compensation($)

Joseph H. Moglia(1)	2003	600,000	1,143,750	3,269,072	8,199,813	9,132
Chief Executive Officer	2002	600,000	1,068,930	7,775,000	—	6,337
	2001	350,769	1,883,320	4,515,890	1,816,132	141,360
J. Joe Ricketts(2)	2003	650,000	892,125	9,963	80,817	5,042
Chairman and Founder	2002	650,000	1,008,755	4,697	753,443	—
	2001	631,251	353,749	30,000	—	—
John R. MacDonald(3)	2003	350,000	480,375	170,088	523,572	—
Executive Vice President,	2002	327,346	182,630	187,330	119,866	—
Chief Financial Officer	2001	311,250	87,500	262,500	100,000	—
and Treasurer
J. Peter Ricketts(4)	2003	307,885	564,250	9,963	523,572	—
President, Private Client	2002	287,308	313,080	4,697	119,866	—
Division, Vice Chairman	2001	228,264	200,000	30,000	100,000	—
and Corporate Secretary
Phylis M. Esposito(5)	2003	300,000	549,000	9,963	223,572	—
Executive Vice President,	2002	300,000	313,080	—	227,865	—
Chief Strategy Officer	2001	75,000	—	75,000	50,000	23,318
Kurt D. Halvorson(4)	2003	300,000	549,000	9,963	273,572	—
Executive Vice President,	2002	293,654	313,080	4,697	119,866	—
Chief Administrative	2001	263,751	150,000	30,000	100,000	—
Officer

(1)	Mr. Moglia became an employee of the Company in March 2001. Amounts under Other Annual Compensation for Mr. Moglia represent deferred compensation earned pursuant to his employment agreement and employer contributions to the Company’s Profit Sharing Plan in the form of Company Common Stock. Amounts under Bonus for fiscal 2001 include Mr. Moglia’s signing bonus pursuant to his employment agreement. Amounts under All Other Compensation for Mr. Moglia represent imputed interest resulting from payroll taxes paid on Mr. Moglia’s behalf in fiscal 2003 and fiscal 2002 and reimbursement of moving expenses in fiscal 2001.

(2)	Amounts under Other Annual Compensation for Mr. J. Joe Ricketts represent employer contributions to the Company’s Profit Sharing Plan in the form of Company Common Stock. Amounts under All Other Compensation for Mr. J. Joe Ricketts represent legal fee reimbursement pursuant to Mr. J. Joe Ricketts’ employment agreement.

(3)	Amounts under Other Annual Compensation for Mr. MacDonald include bonus payments that were deferred by the employee into a trust that holds shares of Common Stock pursuant to the Ameritrade Holding Corporation Executive Deferred Compensation Program and employer contributions to the Company’s Profit Sharing Plan in the form of Company Common Stock.

(4)	Amounts under Other Annual Compensation for Mr. J. Peter Ricketts and Mr. Halvorson represent employer contributions to the Company’s Profit Sharing Plan in the form of Company Common Stock.

(5)	Ms. Esposito became an employee of the Company in July 2001. Amounts under Other Annual Compensation for Ms. Esposito for fiscal 2003 consist of employer contributions to the Company’s Profit Sharing Plan in the form of Company Common Stock and for fiscal 2001 consist of bonus payments that were deferred by the employee into a trust that holds shares of Common Stock pursuant to the Ameritrade Holding Corporation Executive Deferred Compensation Program. The amount under All Other Compensation in fiscal 2001 for Ms. Esposito represents reimbursement of moving expenses.

Option Grants in Last Fiscal Year

      The following table sets forth information regarding stock options granted to Named Executive Officers during fiscal 2003 pursuant to the Company’s stock option plans. No grants of Stock Appreciation Rights were made to Named Executive Officers in fiscal 2003.

	Individual Grants
					Potential Realizable Value at
	Number of	% of Total			Assumed Annual Rates of Stock
	Securities	Options			Appreciation for the Option
	Underlying	Granted to	Exercise or		Term(2)($)
	Options	Employees in	Base Price	Expiration
Name	Granted(#)	Fiscal Year(1)	($/share)	Date	5%	10%

Joseph H. Moglia	8,199,813	54.0%	5.05	3/1/13	26,041,933	65,995,370
J. Joe Ricketts	80,817	0.5%	4.54	10/31/12	230,747	584,759
John R. MacDonald	23,572	0.2%	4.54	10/31/12	67,302	170,557
John R. MacDonald	500,000	3.3%	5.17	1/22/13	1,625,693	4,119,824
J. Peter Ricketts	23,572	0.2%	4.54	10/31/12	67,302	170,557
J. Peter Ricketts	500,000	3.3%	5.17	1/22/13	1,625,693	4,119,824
Phylis M. Esposito	23,572	0.2%	4.54	10/31/12	67,302	170,557
Phylis M. Esposito	200,000	1.3%	5.17	1/22/13	650,277	1,647,930
Kurt D. Halvorson	23,572	0.2%	4.54	10/31/12	67,302	170,557
Kurt D. Halvorson	250,000	1.6%	5.17	1/22/13	812,846	2,059,912

(1)	Based on an aggregate of 15,194,110 options granted to employees during fiscal 2003.

(2)	Calculated on the assumption that the market value of the underlying stock increases at the stated values compounded annually for the ten-year term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal 2003 and unexercised options held as of the end of fiscal 2003.

			Number of Securities		Value of Unexercised
	Number of		Underlying Unexercised		in-the-Money Options
	Shares		Options at Sept. 26, 2003		at Sept. 26, 2003(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Joseph H. Moglia	—	—	4,160,556	5,855,389	$22,979,425	$40,519,292
J. Joe Ricketts	—	—	1,302,785	720,575	$9,984,677	$4,256,557
John R. MacDonald	—	—	307,066	523,572	$972,533	$3,575,140
J. Peter Ricketts	—	—	113,791	670,947	$292,380	$4,255,293
Phylis M. Esposito	—	—	106,966	394,471	$592,070	$2,640,856
Kurt D. Halvorson	—	—	172,816	428,422	$292,380	$2,555,293

(1)	Based on the market price of $11.97 per share, which was the closing price per share of the Company’s Common Stock on the Nasdaq National Market on the last day of fiscal 2003, less the exercise price payable for such shares.

Compensation of Directors

      The Company maintains the Ameritrade Holding Corporation 1996 Directors Incentive Plan (the “Directors Plan”), administered by the Compensation Committee, pursuant to which non-employee Directors are granted various equity awards and may make elections with respect to the payment of their retainers and fees. Specifically, the Directors Plan provides that, upon a non-employee Director’s election to the Board for his first term, the Director will receive (a) a stock option to purchase such number of shares of the Company’s Common Stock as determined by the Chairman of the Board and approved by the Board and (b) an award of restricted stock, the fair market value of which is equal to approximately $20,000 or such other amount determined by the Board from time to time. Non-employee Directors may also be awarded stock options other than upon their initial election to the Board as determined from time to time by the Board. Awards made pursuant to the Directors Plan will generally vest in substantially equal annual installments over a period of three years, beginning with the first anniversary of the grant date. The exercise price of options granted under the Directors Plan may not be less than the fair market value of a share of the Company’s Common Stock on the date of the grant of the option. The expiration date with respect to an award under the Directors Plan is the earlier of the ten-year anniversary of the date on which the award is granted or the one-year anniversary of the date on which the non-employee Director’s service as a director of the Company terminates for cause. Options are not exercisable after the expiration date. Restricted stock that is not vested on the expiration date is forfeited.

      Employee Directors do not receive compensation for services provided as a Director. Non-employee Directors receive an annual retainer payable in advance. For fiscal year 2003, the annual retainer was $25,000. Fifty percent of the retainer is payable in cash and fifty percent is payable in the form of Common Stock, provided that, if a Director has met the Company’s equity ownership guidelines, the Director may elect to receive all or any portion of the stock retainer in cash. Non-employee Directors receive payments of $1,500 for quarterly meetings and $1,000 for Committee meetings, all payable quarterly in arrears in the form of cash or Common Stock at the election of the Director. The foregoing elections and payments are made pursuant to the Directors Plan. Awards for periods of less than 12 months are calculated and determined by the Board. Special rules applied to the payment of the annual retainer for the 2003 fiscal year to accommodate newly elected Directors.

      Pursuant to the Directors Plan, non-employee Directors may elect to defer receipt of all or a portion of the retainer and meeting and Committee fees otherwise payable to the non-employee Director, including those amounts that would otherwise be payable to the non-employee Director in the form of Common Stock. Amounts deferred pursuant to a non-employee Director’s election are credited to a bookkeeping account, which consists of a “Cash Subaccount” reflecting amounts that would otherwise have been payable to the non-employee Director in cash and a “Stock Subaccount” reflecting amounts that would otherwise have been payable to the non-employee Director in Common Stock. As of the first day of each fiscal quarter, the Cash Subaccount is adjusted to reflect contributions and distributions during the preceding fiscal quarter and is credited with interest computed at the prime rate as reported by the Wall Street Journal for that date (or, if that day is not a business day, the next preceding business day). The Stock Subaccount is credited with “stock units” as of each day that a deferred amount would otherwise have been payable to the non-employee Director in Common Stock, is charged with stock units as of each day on which amounts are distributed from the Stock Subaccount and is credited with stock units as of each record date to reflect dividends paid on the Common Stock. For purposes of the adjustments to the Stock Subaccount, one stock unit corresponds to one share of Common Stock.

      Deferred amounts are payable to non-employee Directors as of a distribution date elected by the non-employee Director at the time of the deferral. If no distribution date is specified, payments begin as of the first business day of January of the year following the date on which the non-employee Director ceases to be a

Director of the Company for any reason. Distributions of deferred amounts can be made in ten annual installments commencing on the distribution date elected. A non-employee Director may also elect to have payments in a lump sum or in any number of annual payments not exceeding ten. If a non-employee Director dies prior to the full payment of his deferral account, the balance will be paid in a lump sum to a beneficiary designated by the non-employee Director. The Compensation Committee may also distribute the full balance of a non-employee Director’s deferral account in a lump sum at any time.

Employment and Severance Agreements

      The Company currently has employment agreements with each of its Named Executive Officers.

      Joseph H. Moglia. Mr. Moglia’s employment agreement was entered into as of March 1, 2001 and had a two-year initial term. The agreement was renewed for an additional two-year term on March 1, 2003. Either party may terminate the employment agreement with or without cause. Pursuant to the agreement, Mr. Moglia was paid a signing bonus of $1.3 million and was reimbursed for relocation costs. The agreement provides for the payment of a base salary of $600,000 per year, a one-time benefit of $15.6 million pursuant to a deferred compensation plan that vested as of March 1, 2003 and is payable upon his termination, and participation in other employee benefits under the various benefit plans and programs maintained by the Company. The agreement was amended in 2002 to provide Mr. Moglia an annual bonus with a target of $625,000. In addition, the agreement provided that, if Mr. Moglia were still employed by the Company as of March 1, 2003, he would be awarded stock options with respect to 2 percent of the then outstanding shares of Company Common Stock. If Mr. Moglia is discharged from employment by the Company without cause or terminates his employment under circumstances that constitute constructive dismissal, all of his stock options and amounts in the deferred compensation plan will vest. Under the deferred compensation plan established in connection with the agreement, Mr. Moglia is entitled to a deferred payment of cash compensation, as adjusted for earnings and losses based on investment performance. The balance in the deferred compensation account vested pro rata on a daily basis over the initial two-year term. Payments of the deferred compensation account balance begin as soon as practicable after Mr. Moglia’s termination date and may be made in a lump sum or installments over a period of not more than 10 years, as elected by Mr. Moglia in accordance with the plan. If Mr. Moglia dies before the vested balance in his deferred compensation account is paid to him, the vested balance is paid in a lump sum to a beneficiary named by him.

      The agreement provides that, if a change in control of the Company occurs, Mr. Moglia’s employment will automatically terminate and he will be entitled to the payments and benefits to which he would otherwise be entitled under the agreement had he continued in employment with the Company through both the initial and additional two-year terms. The agreement contains covenants by Mr. Moglia not to compete with the Company during the term of employment and for a time period thereafter as may be specified by the Company. He is entitled to receive noncompetition payments during the period subsequent to his termination in which the covenant not to compete is in effect.

      The Company and Mr. Moglia entered into an addendum to the employment agreement as of March 30, 2002. Under the addendum, the Company and Mr. Moglia agreed that the merger with Datek would not constitute a change in control for the purpose of the employment agreement and Mr. Moglia waived the provisions of the agreement that would have been triggered by the merger. The Company and Mr. Moglia further agreed that if the Company terminates Mr. Moglia’s employment within two years after the completion of the merger for any reason other than cause, Mr. Moglia will be entitled to the payments and benefits to which he would otherwise be entitled under the agreement had he continued in the employ of the Company until the fourth anniversary of the effective date of the employment agreement and he will be entitled to the noncompetition payments.

      Under an agreement between the Company and Mr. Moglia, dated September 13, 2001, the Company was required to lend Mr. Moglia the Medicare tax amounts due from time to time resulting from his vesting in benefits under the deferred compensation plan. Mr. Moglia is required to repay the loan, which does not bear interest, at the time of termination of his employment. The Company may set off the amount of the loan against the amount that would otherwise be payable to Mr. Moglia under the deferred compensation plan. For periods prior to the termination of his employment, the Company will reimburse Mr. Moglia annually for all taxes imposed on the interest imputed to Mr. Moglia.

      J. Joe Ricketts, Chairman and Founder. Mr. Ricketts’ employment agreement was entered into as of October 1, 2001 and has a seven-year term. Either party may terminate the agreement with or without cause. The agreement provides for the payment of a base salary of not less than $650,000 per year, an annual bonus with a target level for each of fiscal years 2002 and 2003 of not less than 75% of his base salary, grants of stock options pursuant to the Company’s long term incentive plan with a target award value for each of fiscal years 2002 and 2003 of not less than $1,200,000, employee assistance program payments and tax payments, fully equipped home offices, participation in employee benefits plans and programs maintained by the Company, and reimbursement for reasonable fees and expenses for legal, tax, accounting, financial and estate planning counseling and services and some insurance coverages. If the agreement is terminated due to Mr. Ricketts’ disability, Mr. Ricketts is entitled to payment of 50% of his base salary plus benefits until the earlier of the end of the agreement term or the fifth anniversary of the date of the disability. If Mr. Ricketts is discharged from employment by the Company without cause or terminates his employment following specified breaches of the agreement by the Company, he will be entitled to receive payments of his base salary, bonus, option awards and continuing benefits for the remainder of the agreement term; provided, that in no event will his payments under these circumstances be less than the sum of three times (1) his base salary, determined as of October 1, 2001, and (2) his annual cash bonus payable for 2002. If a termination described in the preceding sentence occurs, Mr. Ricketts will also be entitled to recover damages he incurs as a result of his inability to exercise his outstanding stock options. The agreement contains covenants by Mr. Ricketts not to compete with the Company during the term of the agreement and for a specified period after the term.

      John R. MacDonald, Executive Vice President, Chief Financial Officer and Treasurer. Mr. MacDonald’s employment agreement was entered into as of September 9, 2002 and has a three-year term. The agreement provides for the payment of a base salary of $350,000, an annual bonus target of 100% of his base salary, grants of stock options pursuant to the Company’s long-term incentive plan, benefits pursuant to a deferred compensation plan and participation in other employee benefits under the various benefit plans and programs maintained by the Company. The agreement provides that it may be terminated by either party at any time and that if Mr. MacDonald is terminated by the Company for any reason other than cause or if he terminates his employment for good reason, he will be entitled to receive continued payments of his base salary for a period of one year after termination or until the end of the term of the agreement, whichever is longer. Mr. MacDonald will also receive the amount of annual target bonus to which he was entitled for the year in which the termination occurs and he will be provided with continuing medical coverage, subject to limitations, for the severance period at the Company’s cost. If, following a change in control, Mr. MacDonald’s employment is terminated by the Company without cause or his employment is terminated for good reason, he will be entitled to be paid a lump sum equal to his salary and bonus as described above. The agreement contains covenants by Mr. MacDonald not to compete with the Company during the term of employment and for a specified period after the term. All severance benefits payable under the agreement are conditional on Mr. MacDonald’s execution of a release of claims and, if any payments under the agreement would subject Mr. MacDonald to an excise tax on parachute payments, the payments under the agreement will be reduced to the extent necessary to avoid the tax.

      J. Peter Ricketts, Vice Chairman and President, Private Client Division. Mr. Ricketts’ employment agreement was entered into as of September 9, 2002 and has a term ending on September 9, 2005 with provisions for renewal for an additional twelve months. The agreement provides for the payment of an annual base salary of at least $300,000, an annual bonus with a target of 100% of his base salary, grants of stock options pursuant to the Company’s long-term incentive plan, benefits pursuant to a deferred compensation plan and participation in other employee benefits under the various benefit plans and programs maintained by the Company. The agreement provides that it may be terminated by either party at any time. If Mr. Ricketts is terminated by the Company for any reason other than cause or if he terminates his employment for good reason, Mr. Ricketts is entitled to receive continued payments of his base salary for a period of one year after termination or until the end of the term of the agreement, whichever is longer. Mr. Ricketts will also receive the amount of annual target bonus to which he was entitled for the year in which the termination occurs and he will be provided with continuing medical coverage, subject to limitations, for the severance period at the Company’s cost. If, following a change in control, Mr. Ricketts’ employment is terminated by the Company without cause or his employment is terminated for good reason, he is entitled to be paid a lump sum equal to his salary and bonus as described above. The agreement contains covenants by Mr. Ricketts not to compete with the Company during the term of employment and for a specified period after the term. All severance benefits payable under the agreement are conditional on Mr. Ricketts’ execution of a release of claims and, if any payments under the agreement would subject Mr. Ricketts to an excise tax on parachute payments, the payments under the agreement will be reduced to the extent necessary to avoid the tax.

      Phylis M. Esposito, Executive Vice President and Chief Strategy Officer. Ms. Esposito’s employment agreement was entered into as of February 1, 2002 and had an initial term ending on June 30, 2003. Ms. Esposito’s employment agreement has been renewed for an additional twelve months. The agreement provides for the payment of a base salary of $300,000, an annual bonus with a target of 100% of her base salary, grants of stock options pursuant to the Company’s long-term incentive plan, benefits pursuant to a deferred compensation plan and participation in other employee benefits under the various benefit plans and programs maintained by the Company. The agreement provides that it may be terminated by either party at any time. If Ms. Esposito is terminated by the Company for any reason other than cause or if she terminates her employment for good reason, Ms. Esposito is entitled to receive continued payments of her base salary for a period of one year after termination or until the end of the term of the agreement, whichever is longer. Ms. Esposito will also receive the amount of annual target bonus to which she was entitled for the year in which the termination occurs and she will be provided with continuing medical coverage, subject to limitations, for the severance period at the Company’s cost. If, following a change in control, Ms. Esposito’s employment is terminated by the Company without cause or her employment is terminated for good reason, she is entitled to be paid a lump sum equal to her salary and bonus as described above. The agreement contains covenants by Ms. Esposito not to compete with the Company during the term of employment and for a specified period after the term. All severance benefits payable under the agreement are conditional on Ms. Esposito’s execution of a release of claims and, if any payments under the agreement would subject Ms. Esposito to an excise tax on parachute payments, the payments under the agreement will be reduced to the extent necessary to avoid the tax. On June 25, 2002, Ms. Esposito entered into an employment agreement addendum with the Company, which specifies that the merger with Datek does not constitute a change in control for purposes of her employment agreement.

      Kurt D. Halvorson, Executive Vice President, Chief Administrative Officer. Mr. Halvorson’s employment agreement was entered into as of September 9, 2002 and has a term ending on September 9, 2004 with provisions for renewal for an additional twelve months. The agreement provides for the payment of an annual base salary of at least $300,000, an annual bonus with a target of 100% of his base salary, grants of stock options pursuant to the Company’s long-term incentive plan, benefits pursuant to a deferred compensation plan and participation in other employee benefits under the various benefit plans and programs maintained by the Company. The agreement provides that it may be terminated by either party at any time. If Mr. Halvorson is terminated by the Company for any reason other than cause or if he terminates his employment for good reason, Mr. Halvorson is entitled to receive continued payments of his base salary for a period of one year after termination or until the end of the term of the agreement, whichever is longer. Mr. Halvorson will also receive the amount of annual target bonus to which he was entitled for the year in which the termination occurs and he will be provided with continuing medical coverage, subject to limitations, for the severance period at the Company’s cost. If, following a change in control, Mr. Halvorson’s employment is terminated by the Company without cause or his employment is terminated for good reason, he is entitled to be paid a lump sum equal to his salary and bonus as described above. The agreement contains covenants by Mr. Halvorson not to compete with the Company during the term of employment and for a specified period after the term. All severance benefits payable under the agreement are conditional on Mr. Halvorson’s execution of a release of claims and, if any payments under the agreement would subject Mr. Halvorson to an excise tax on parachute payments, the payments under the agreement will be reduced to the extent necessary to avoid the tax.

Compensation Committee Interlocks and Insider Participation

      During fiscal 2003, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Certain Beneficial Owners and Management

      As of October 31, 2003, there were 429,215,299 shares of Common Stock issued and outstanding. The following table sets forth, as of October 31, 2003, the beneficial ownership of the Company’s Common Stock by each of the executive officers named in the Summary Compensation Table, by Directors, by each person believed by the Company to beneficially own more than 5 percent of the Company’s Common Stock and by all current executive officers and Directors of the Company as a group:

	Number of	Percent of
	Shares of	Shares of
	Common	Common
Name	Stock	Stock

Directors and Executive Officers
J. Joe Ricketts(1), Chairman and Founder	92,162,270	21.4%
Joseph H. Moglia(2), Chief Executive Officer	6,019,543	1.4%
John R. MacDonald(3), Executive Vice President, Chief Financial Officer and Treasurer	498,876	*
J. Peter Ricketts(4), President, Private Client Division, Vice Chairman and Corporate Secretary	8,920,921	2.1%
Phylis M. Esposito(5), Executive Vice President, Chief Strategy Officer	392,870	*
Kurt D. Halvorson(6), Executive Vice President, Chief Administrative Officer	504,425	*
Michael D. Fleisher(7), Director	25,409	*
Glenn H. Hutchins(8), Director	34,336,341	8.0%
C. Kevin Landry(9), Director	42,173,551	9.8%
Mark L. Mitchell(10), Director	197,039	*
Stephen G. Pagliuca(11), Director	50,590,179	11.8%
Thomas S. Ricketts(12), Director	7,714,563	1.8%
All Directors and Executive Officers as a group(13) (16 in group)	237,021,901	54.2%
Other Stockholders
Entities affiliated with Bain Capital Funds(14)	50,565,915	11.8%
111 Huntington Ave
Boston, MA 02199
Entities affiliated with TA Associates, Inc.(15)	42,160,884	9.8%
125 High Street, Suite 2500
Boston, MA 02110
Entities affiliated with Silver Lake Partners, LP(16)	34,314,155	8.0%
2725 Sand Hill Road, Building C
Suite 150
Menlo Park, CA 94025
Ricketts Grandchildren Trust(17)	19,008,000	4.4%

*	Less than 1 percent of the issued and outstanding shares.

(1)	Shares of Common Stock beneficially owned by Mr. Ricketts consist of 71,061,006 shares held jointly with Marlene M. Ricketts, his spouse, in brokerage margin accounts; 8,186,112 shares held by the Marlene M. Ricketts 1994 Dynasty Trust, over which Mr. Ricketts has sole voting and dispositive power; 8,186,688 shares held by the J. Joe Ricketts 1996 Dynasty Trust, over which Mrs. Ricketts has sole voting and dispositive power; 975,000 shares owned by Mr. Ricketts individually but pledged as collateral; 1,500,000 shares held jointly with Marlene M. Ricketts but pledged as collateral; 332,352 shares held in the J. Ricketts IRA; 332,352 shares held in the M. Ricketts IRA; 2,735 shares held in Mr. Ricketts’ 401(k) account; and 1,586,025 shares issuable upon the exercise of options exercisable within 60 days.

(2)	Consists of 651,400 shares held by Mr. Moglia individually in a brokerage margin account; 140,000 shares held in trust for the benefit of Mr. Moglia’s family; 1,939 shares held in Mr. Moglia’s 401(k) account; and 5,226,204 shares issuable upon the exercise of options exercisable within 60 days.

(3)	Consists of 53,005 shares held by Mr. MacDonald individually in IRA accounts; 3,638 shares held by Mr. MacDonald’s spouse individually in an IRA account; 8,412 shares held in Mr. MacDonald’s 401(k) account; 312,959 shares issuable upon the exercise of options exercisable within 60 days; and 120,862 shares held for the benefit of Mr. MacDonald in a deferred compensation account under the Company’s Executive Deferred Compensation Program.

(4)	Consists of 1,066,668 shares held by Mr. Ricketts individually in a brokerage margin account; 87,868 shares held jointly with Mr. Ricketts’ spouse in a brokerage margin account; 19,950 shares held in trusts for the benefit of Mr. Ricketts’ children; 67,648 shares in Mr. Ricketts’ 401(k) account; 157,126 shares issuable upon the exercise of options exercisable within 60 days; 686,008 shares in the Marlene Ricketts Trust for the benefit of J. Peter Ricketts over which Mr. Ricketts has sole voting and dispositive power; and 6,835,653 shares in the Marlene Ricketts Annuity Trust 2001 #1,Marlene Ricketts Annuity Trust 2002 #1 and Marlene Ricketts Annuity Trust 2003 #1 over which Mr. Ricketts has shared voting and dispositive power.

(5)	Consists of 200,000 shares held by Ms. Esposito individually; 8,599 shares held in Ms. Esposito’s 401(k) account; 169,825 shares issuable upon the exercise of options exercisable within 60 days; and 14,446 shares held for the benefit of Ms. Esposito in a deferred compensation account under the Company’s Executive Deferred Compensation Program.

(6)	Consists of 20,000 shares held by Mr. Halvorson jointly with his spouse; 260,799 shares held in Mr. Halvorson’s 401(k) account; and 223,626 shares issuable upon exercise of options exercisable within 60 days.

(7)	Consists of 2,000 shares held by Mr. Fleisher individually; 4,000 shares of restricted stock; 6,667 shares issuable upon the exercise of options exercisable within 60 days; and 12,742 shares held in a deferred compensation account for Mr. Fleisher.

(8)	Consists of 11,519 shares held by Mr. Hutchins individually; 4,000 shares of restricted stock; 6,667 shares issuable upon the exercise of options exercisable within 60 days; and 34,314,155 shares owned by Silver Lake Partners, LP and its affiliated entities (see footnote 16 below). Mr. Hutchins is a Managing Member and officer of the General Partner of Silver Lake Partners, LP. Mr. Hutchins disclaims beneficial ownership of all shares owned by Silver Lake Partners, LP and its affiliated entities, except to the extent of his pecuniary interest therein.

(9)	Consists of 2,000 shares held by Mr. Landry individually; 4,000 shares of restricted stock; 6,667 shares issuable upon the exercise of options exercisable within 60 days; and 42,160,884 shares owned by TA Associates, Inc. and its affiliated entities (see footnote 15 below). Mr. Landry disclaims beneficial ownership of all shares owned by TA Associates, Inc. and its affiliated entities, except to the extent of 69,840 shares, which he owns through TA Investors LLC.

(10)	Includes 148,501 shares held by Mr. Mitchell individually in a brokerage margin account; 4,000 shares of restricted stock; 32,359 shares issuable upon the exercise of options exercisable within 60 days; and 12,179 shares in the Janet T. Mitchell IRA, over which Mr. Mitchell has shared voting and dispositive power.

(11)	Consists of 13,597 shares held by Mr. Pagliuca individually; 4,000 shares of restricted stock held by Mr. Pagliuca individually; 6,667 shares issuable upon the exercise of options exercisable within 60 days; and 50,565,915 shares owned by Bain Capital and its affiliated entities (see footnote 14 below).

Mr. Pagliuca is a member of Bain Capital Investors, LLC and he, or entities affiliated with him, are partners of one or more of BCIP Associates II, BCIP Associates II-B, BCIP Trust Associates II and BCIP Trust Associates II-B. Mr. Pagliuca disclaims beneficial ownership of all such shares owned by these entities, except to the extent of his pecuniary interest therein.

(12)	Consists of 153,557 shares held by Mr. Ricketts jointly with his spouse in a brokerage margin account; 4,000 shares of restricted stock; 2,078 shares held in a deferred compensation account for Mr. Ricketts; 6,667 shares issuable upon the exercise of options exercisable within 60 days; 26,600 shares held in trusts for the benefit of Mr. Ricketts’ children; 686,008 shares held in the Marlene Ricketts Trust for the benefit of Thomas S. Ricketts over which Mr. Ricketts has sole voting and dispositive power; and 6,835,653 shares in the Marlene Ricketts Annuity Trust 2001 #1, Marlene Ricketts Annuity Trust 2002 #1 and the Marlene Ricketts Annuity Trust 2003 #1 over which Mr. Ricketts has shared voting and dispositive power.

(13)	Includes 8,003,678 shares issuable upon the exercise of options exercisable within 60 days. Percentage ownership is determined on the basis of 437,218,977 shares of Common Stock, consisting of 429,215,299 shares outstanding and 8,003,678 shares issuable upon the exercise of options exercisable within 60 days.

(14)	Represents shares owned by a group of investment funds affiliated with Bain Capital, including (i) 30,073,629 shares owned by Bain Capital Fund VII, LLC, whose managing member is Bain Capital Fund VII, L.P., whose sole general partner is Bain Capital Partners VII, L.P. (“BCP”), whose sole general partner is Bain Capital Investors, LLC (“BCI”); (ii) 11,126,356 shares owned by Bain Capital VII Coinvestment Fund, LLC, whose managing member is Bain Capital VII Coinvestment Fund, L.P., whose sole general partner is BCP, whose sole general partner is BCI; (iii) 7,378,603 shares owned by BCI Datek Investors, LLC, whose administrative member is BCP; and (iv) 1,987,327 shares owned by BCIP Associates II, BCIP Associates II-B, BCIP Trust Associates II and BCIP Trust Associates II-B, in each case whose managing partner is BCI.

(15)	Represents shares owned by a group of investment funds affiliated with TA Associates, including (i) 24,766,979 shares owned by TA IX, LP; (ii) 6,023,607 shares owned by TA Atlantic & Pacific IV, LP; (iii) 8,887,320 shares owned by TA/ Advent VIII, LP; (iv) 1,530,927 shares owned by Advent Atlantic & Pacific III, LP; (v) 278,967 shares owned by TA Executives Fund, LLC; and (vi) 673,084 shares owned by TA Investors, LLC.

(16)	Represents shares owned by a group of investment funds affiliated with Silver Lake Partners, L.P., the General Partner of which is Silver Lake Technology Associates, LLC, including (i) 32,650,160 shares owned by Silver Lake Partners, L.P.; (ii) 941,626 shares owned by Silver Lake Investors, L.P.; and (iii) 722,369 shares owned by Silver Lake Technology Investors, L.L.C.

(17)	The trustee of the Ricketts Grandchildren Trust is First National Bank of Omaha, First National Center, 16th and Dodge Streets, Omaha, Nebraska, 68102.

Merger and Stockholders Agreement

      On September 9, 2002, the merger of Ameritrade Online Holdings Corp. (“AOH”) (formerly Ameritrade Holding Corporation) and Datek was completed. As a result, AOH and Datek became wholly owned subsidiaries of the Company (formerly Arrow Stock Holding Corporation). In the merger, each share of Common Stock of AOH was automatically converted into one share of Common Stock of the Company and the stockholders of Datek in the aggregate received 216,341,375 shares of Common Stock of the Company.

      Prior to the merger, the Ricketts holders collectively owned approximately 51.0% of the AOH Common Stock. Upon completion of the merger, the Ricketts holders owned approximately 25.5% of the Company’s Common Stock and the Datek holders collectively owned approximately 29.4% of the Company’s Common Stock. Therefore, the Ricketts holders and the Datek holders collectively owned a majority of the Company’s Common Stock.

      Under the Stockholders Agreement by and among the Ricketts holders, the Datek holders and the Company, among other things:

•	the Ricketts holders and the Datek holders have agreed to vote their shares of Common Stock in favor of a Board of Directors of the Company consisting of nine members, of which three are designated by the Ricketts holders, three are designated by the Datek holders, and three are independent directors designated by the Ricketts holders and the Datek holders, subject to limitations, until after the Company’s annual stockholders meeting in 2006;

•	if a Ricketts holder or a Datek holder sells shares in some negotiated transactions, the other Ricketts holders and Datek holders are entitled to participate in the same transaction by selling a pro rata amount of their shares;

•	the Ricketts holders and the Datek holders have agreed, until March 27, 2005, to vote their shares in favor of specified merger and sale of the Company transactions that are approved by specified Directors and against specified merger and sale of the Company transactions that are not approved by specified Directors; and

•	the Ricketts holders and the Datek holders have agreed, from March 27, 2005 until the day after the Company’s annual meeting of stockholders in 2007, to vote their shares in favor of specified merger and sale of the Company transactions that are approved by a majority of the entire Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes, as of September 26, 2003, information about compensation plans under which equity securities of the Company are authorized for issuance:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to Be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	29,553,138	$6.01	29,318,938 (1)
Individual equity compensation arrangements (aggregated)	590,475	$4.51	N/A

Total	30,143,613	$5.98	29,318,938

(1)	The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of Common Stock as well as options. As of September 26, 2003, there were, in the aggregate, 4,945,924 shares remaining available for issuance pursuant to the Long-Term Incentive Plan and the Directors Plan.

      The table above includes the following options assumed in connection with the Company’s merger with Datek in fiscal 2002:

	Number of Securities
	to Be Issued Upon	Weighted-Average
	Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	14,563,017	$4.61
Individual equity compensation arrangements (aggregated)	590,475	$4.51

Total	15,153,492	$4.61

      The Company does not have any equity compensation plans that were not previously approved by stockholders. At September 26, 2003, the Company had in place individual compensation arrangements assumed in the Datek merger that were not approved by Datek’s stockholders as follows:

•	Moishe Zelcer, a former employee of Datek, has an option to purchase 532,542 shares of Company Common Stock under a stock option agreement dated December 30, 1999. This option is fully vested and exercisable at an exercise price of $4.51 per share. This option expires on December 29, 2009.

•	Stern Investment Management LLC, a New Jersey limited liability company leasing premises to Datek, has an option to purchase 57,933 shares of Company Common Stock under a non-qualified stock option agreement dated April 25, 2000. This option is fully vested and exercisable at an exercise price of $4.51 per share. This option expires on April 24, 2010.

Item 13.	Certain Relationships and Related Transactions

      On September 6, 2001, the Company acquired from National Discount Brokers Group, Inc. (“NDB Group”) all the outstanding stock of National Discount Brokers Corporation (“NDB”). Pursuant to the terms of the purchase agreement dated July 30, 2001, between the Company and NDB Group, the Company paid aggregate consideration of $154 million, consisting of 26,027,282 shares of its Common Stock issued to BT Investment Partners Inc., an affiliate of NDB Group and a subsidiary of Taunus Corporation (“Taunus”), a wholly owned subsidiary of Deutsche Bank AG, and $20,000 in cash paid to NDB Group. As of the beginning of fiscal 2003, Taunus, primarily through its ownership of BT Investment Partners Inc., owned approximately 5.3 percent of the Company’s Common Stock. Based on Amendment No. 1 to Form 13G filed by Taunus on February 5, 2003, Taunus no longer owned greater than 5 percent of the Company’s Common Stock as of December 31, 2002.

      On September 9, 2002, the Company’s Board of Directors authorized a program to repurchase up to 40 million shares of Company Common Stock from time to time over a two-year period beginning September 19, 2002. The Company has utilized Deutsche Bank Securities Inc., an affiliate of Taunus, to implement the repurchase program. During fiscal 2003, the Company repurchased approximately 3.8 million shares at a cost of approximately $14.6 million, including commissions, through Deutsche Bank Securities Inc.

      During fiscal 2003, the Company executed a portion of its clients’ securities transactions through subsidiaries of Taunus. Revenues earned by the Company related to such transactions totaled $1.1 million.

      The Company believes that its transactions with affiliates of Taunus have been negotiated on an arms-length basis and have been entered into on terms no more or less favorable than those available in similar transactions with other unaffiliated third parties.

      Gartner, Inc. provides professional research services to the Company under a three-year contract, which expires October 2005. During fiscal 2003, the Company paid approximately $0.1 million to Gartner, Inc. under the contract. Michael D. Fleisher, a Director of the Company, is Chairman and Chief Executive Officer of Gartner, Inc. Glenn H. Hutchins and Stephen G. Pagliuca, Directors of the Company, are directors of Gartner, Inc.

      Certain Directors and executive officers, and members of their immediate families, maintain margin trading accounts with the Company. Margin loans to these individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

      The Company plans to purchase 7.5 million shares of its Common Stock from certain stockholders concurrent with a secondary offering by those stockholders of approximately 44.1 million shares of their Common Stock. The Company expects to acquire the 7.5 million shares from the selling stockholders at the net public offering price. The selling stockholders and the respective quantities of shares expected to be sold to the Company are as follows:

Selling Stockholders	Shares

Entities affiliated with Bain Capital	3,255,035
Entities affiliated with TA Associates, Inc.	1,480,559
Entities affiliated with Silver Lake Partners	2,208,875
J. Joe Ricketts and Marlene M. Ricketts	540,726
J. Peter Ricketts	14,805

Total	7,500,000

      Stephen G. Pagliuca, a director of the Company, is Managing Director of Bain Capital. Glenn H. Hutchins, a director of the Company, is a Managing Member of Silver Lake Partners. C. Kevin Landry, a director of the Company, is a Managing Director and Chief Executive Officer of TA Associates, Inc. J. Joe Ricketts is Chairman and Founder of the Company. J. Peter Ricketts is the Company’s Vice Chairman and President, Private Client Division.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

      The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended September 26, 2003 and September 27, 2002, and fees for other services rendered by Deloitte & Touché LLP during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	2003	2002

Audit Fees	$521,066	$420,100
Audit Related Fees	102,516	396,293
Tax Fees	133,469	465,388
All Other Fees	48,376	0

Total	$805,427	$1,281,781

      Audit Fees. Annual audit fees relate to services rendered in connection with the audit of the Company’s consolidated financial statements and the quarterly reviews of financial statements included in the Company’s Forms 10-Q.

      Audit Related Fees. Audit related services include fees for SEC registration statement services, benefit plan audits, consultation on accounting standards or transactions, statutory audits, business acquisitions, and assessment of risk management controls in connection with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

      Tax Fees. Tax services include fees for tax compliance, tax advice and tax planning.

      All Other Fees. All other services include fees related to a proprietary regulatory reporting software license and maintenance contract used in our brokerage operations.

      The Audit Committee considers whether the provision of these services is compatible with maintaining the auditor’s independence, and has determined such services for fiscal 2003 and 2002 were compatible.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

      The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor.

      On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Committee approves the engagement of the independent auditor. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The projects and categories of service are as follows:

      Audit — Annual audit fees relate to services rendered in connection with the audit of the Company’s consolidated financial statements and the quarterly reviews of financial statements included in the Company’s Forms 10-Q.

      Audit Related Services — Audit related services include fees for SEC registration statement services, benefit plan audits, consultation on accounting standards or transactions, statutory audits, and business acquisitions.

      Tax — Tax services include fees for tax compliance, tax advice and tax planning.

      Other Services — Other services are pre-approved on an engagement-by-engagement basis.

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

3.	Exhibits See Item 15(c) below.

(b)	Reports on Form 8-K

On July 22, 2003, a Form 8-K was filed with the SEC under Items 7 and 12.

      (c)     Exhibits

2.1	Agreement and Plan of Merger, dated as of February 13, 2001, among Ameritrade Holding Corporation, TradeCast Inc., TC Merger Sub, Inc. and the Stockholders of TradeCast Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 12, 2001)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed April 12, 2001)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.4	Interest Purchase Agreement, dated as of February 13, 2001, among Ameritrade Holding Corporation, ForTradeCast L Partners, L.P. and ForTradeCast S Partners, L.P. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.5	Amendment No. 1 to Interest Purchase Agreement, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.6	Amendment No. 2 to Interest Purchase Agreement, dated as of March 30, 2001 (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed April 12, 2001)
2.7	Purchase Agreement, dated as of July 30, 2001, between National Discount Brokers Group, Inc. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2001)
2.8	Second Amended and Restated Agreement and Plan of Merger, dated as of July 26, 2002, by and between Datek Online Holdings Corp., Ameritrade Holding Corporation, Arrow Stock Holding Corporation, Arrow Merger Corp. and Dart Merger Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on August 5, 2002)
3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)
3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
4.2	Form of Note for the Company’s 5.75% Convertible Subordinated Note due August 1, 2004 (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K and amendments thereto filed on December 23, 1999)
4.3	Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)
4.4	First Supplemental Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)
4.5	Second Supplemental Indenture dated August 30, 2002, between Ameritrade Holding Corporation, Arrow Stock Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.1	Securities Clearing Agreement, dated as of January 28, 1997, between The Bank of New York and Ameritrade Clearing, Inc. (now known as Ameritrade, Inc.) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.2	Master Promissory Note, dated as of September 24, 2003, between Ameritrade, Inc. and The Bank of New York
10.3	Lease, dated as of January 19, 1998, between United Investment Joint Venture d/b/a Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company’s quarterly report on Form 10-Q filed on May 12, 1998)

10.4	Lease, dated as of March 19, 1999, between Alliance Gateway No. 17, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)
10.5	Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)
10.6*	Employment Agreement, dated as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 14, 2001)
10.7*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.8*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.9*	Employment Agreement, dated as of October 1, 2001, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.10*	Executive Employment Agreement, dated as of February 1, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)
10.11*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.12*	Separation and Release Agreement, dated as of April 1, 2003, between Vincent Passione and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 8, 2003)
10.13*	Executive Employment Agreement, dated as of September 9, 2002, between Kurt D. Halvorson and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.19 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.14*	Executive Employment Agreement, dated as of September 9, 2002, between Ellen L.S. Koplow and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.20 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.15*	Executive Employment Agreement, dated as of September 9, 2002, between John R. MacDonald and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.16*	Executive Employment Agreement, dated as of September 9, 2002, between John P. Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.22 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.17*	Employment Agreement, dated as of February 28, 2003, between Michael Feigeles and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 8, 2003)
10.18*	Employment Agreement, dated as of April 7, 2003, between Asiff Hirji and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2003)
10.19*	1996 Long-Term Incentive Plan, as amended and restated effective September 9, 2002 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-86164, filed on September 10, 2002)

10.20*	1996 Directors Incentive Plan, as amended and restated effective as of February 12, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.21*	Executive Deferred Compensation Program, dated as of October 1, 2000 and As Further Amended Through February 2001 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.22*	Amendment to Ameritrade Holding Corporation Executive Deferred Compensation Program (As Amended Through February 2001), effective as of September 9, 2002 (incorporated by reference to Exhibit 10.37 of the Company’s annual report on Form 10-K/ A filed on February 7, 2003)
10.23*	2002 Management Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)
10.24*	Datek 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)
10.25*	Datek 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)
10.26	Second Amended and Restated Revolving Credit Agreement, dated as of December 16, 2002, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed February 13, 2003)
10.27	Amended and Restated Stock Pledge Agreement, dated as of December 16, 2002, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed February 13, 2003)
10.28	Second Amended and Restated Stock Pledge Agreement, dated as of December 16, 2002, among Ameritrade Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed February 13, 2003)
10.29	Amended and Restated Stock Pledge Agreement, dated as of December 16, 2002, among Datek Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed February 13, 2003)
10.30	Stockholders Agreement, dated April 6, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on May 17, 2002)
10.31	Registration Rights Agreement, dated July 26, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.35 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.32	Master Terms And Conditions For Pre-Paid Share Forward Transactions Between Citibank, N.A. And Ameritrade Holding Corporation, dated as of April 25, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.33	ISDA Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.34	ISDA Credit Support Annex to the Schedule to the Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.35	Prepaid Share Forward Transaction Confirmation, dated as of February 28, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.36	Pre-Paid Share Forward Transaction Confirmation, dated as of April 7, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed August 8, 2003)
10.37	Pre-Paid Share Forward Transaction Confirmation, dated as of June 5, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed August 8, 2003)
14	Code of Ethics
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors’ Consent
31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(c) of this report.

      (d) Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      We have audited the consolidated financial statements of Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) as of September 26, 2003 and September 27, 2002 and for each of the three years in the period ended September 26, 2003 and have issued our report thereon dated November 6, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Ameritrade Holding Corporation, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

November 6, 2003

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

As of September 26, 2003 and September 27, 2002

	2003	2002

	(In thousands, except
	share amounts)
ASSETS
Cash and cash equivalents	$150	$11,607
Investments in subsidiaries	1,356,711	1,134,529
Investments	91,313	33,618
Other assets	234	6,809

Total assets	$1,448,408	$1,186,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$56,103	$29,957
Prepaid variable forward contract obligation	36,194	—
Convertible subordinated notes	46,295	47,645
Income taxes payable	57,998	2,888
Deferred income taxes	16,044	7,674

Total liabilities	212,634	88,164

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 650,000,000 shares authorized; 2003 — 435,081,860 shares issued; 2002 — 433,598,239 shares issued	4,351	4,336
Additional paid-in capital	1,188,444	1,160,200
Retained earnings (accumulated deficit)	58,172	(78,470)
Treasury stock, Common, at cost: 2003 — 5,297,346 shares; 2002 — 1,491,747 shares	(41,452)	(7,317)
Deferred compensation	708	967
Accumulated other comprehensive income	25,551	18,683

Total stockholders’ equity	1,235,774	1,098,399

Total liabilities and stockholders’ equity	$1,448,408	$1,186,563

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended September 26, 2003, September 27, 2002 and September 28, 2001

	2003	2002	2001

	(In thousands)
Revenues:
Management fee	$6,789	$1,330	$44,607
Interest revenue	—	28	5,615
Other	—	790	2

Total revenues	6,789	2,148	50,224

Expenses:
Employee compensation and benefits	11,146	9,075	15,864
Professional services	225	407	7,088
Interest on borrowings	3,829	4,489	10,223
Other	258	5,333	15,526
Gain on sale of investment	—	—	(9,692)
Debt conversion expense	—	—	62,082

Total expenses	15,458	19,304	101,091

Loss before income taxes and equity in income (loss) of subsidiaries	(8,669)	(17,156)	(50,867)
Income tax benefit	(3,463)	(6,372)	(19,660)

Loss before equity in income (loss) of subsidiaries	(5,206)	(10,784)	(31,207)
Equity in income (loss) of subsidiaries	141,848	(18,179)	(59,970)

Net income (loss)	$136,642	$(28,963)	$(91,177)

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 26, 2003, September 27, 2002 and September 28, 2001
In thousands

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$136,642	$(28,963)	$(91,177)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity in (income) loss of subsidiaries	(141,848)	18,179	59,970
Depreciation and amortization	—	—	4,635
Deferred income taxes	(457)	944	(48,407)
Loss on disposal of property	—	—	973
Gain on sale of investment	—	—	(9,692)
Other non-cash expenses, net	927	—	—
Changes in operating assets and liabilities:
Other assets	281	(583)	7,117
Accounts payable and accrued liabilities	6,089	13,716	(4,589)
Income taxes payable	84,635	3,542	—

Net cash flows from operating activities	86,269	6,835	(81,170)

Cash flows from investing activities:
Investment in subsidiaries	(193,201)	(5,185)	(1,545)
Dividends from subsidiaries	86,938	33,750	121,534
Purchase of property and equipment	—	—	(2,319)
Proceeds from sale of investment	—	—	16,359
Purchase of investments	—	—	(176)

Net cash flows from investing activities	(106,263)	28,565	133,853

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	35,489	—	—
Proceeds from notes payable	—	—	74,900
Principal payments on notes payable	(1,168)	(22,500)	(127,400)
Proceeds from exercise of stock options and other	49,419	930	1,583
Purchase of treasury stock	(85,769)	(4,830)	(1,257)
Payments received on stockholder loans	10,566	1,850	—

Net cash flows from financing activities	8,537	(24,550)	(52,174)

Net increase (decrease) in cash and cash equivalents	(11,457)	10,850	509
Cash and cash equivalents at beginning of period	11,607	757	248

Cash and cash equivalents at end of period	$150	$11,607	$757

Supplemental cash flow information:
Interest paid	$2,784	$3,628	$12,250
Income taxes paid (refunds received)	$15,395	$1,293	$(7,134)
Noncash investing and financing activities:
Liabilities (assets) transferred to subsidiaries, net	$20,358	$—	$(43,704)
Tax benefit on exercise of stock options	$24,679	$654	$974
Issuance of Common Stock in acquisition of subsidiaries	$—	$770,112	$224,456
Conversion of convertible notes to Class A Common Stock	$—	$—	$152,355
Deferred income taxes on debt conversion	$—	$—	$(42,825)

SCHEDULE II

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 26, 2003, September 27, 2002 and September 28, 2001

	Balance at	Charged to	Acquired in	Write-off	Balance at
	Beginning of	Costs and	Business	of Doubtful	End of
	Period	Expenses	Combinations	Accounts	Period

	(In thousands)
Fiscal year ended September 26, 2003
Allowance for doubtful accounts	$13,815	$1,996	$—	$(4,863)	$10,948
Fiscal year ended September 27, 2002
Allowance for doubtful accounts	$3,822	$870	$10,490	$(1,367)	$13,815
Fiscal year ended September 28, 2001
Allowance for doubtful accounts	$4,017	$711	$—	$(906)	$3,822

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2003.

AMERITRADE HOLDING CORPORATION

By:	/s/ JOSEPH H. MOGLIA

Joseph H. Moglia
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN R. MACDONALD

John R. MacDonald
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 7th day of November, 2003.

/s/ J. JOE RICKETTS J. Joe Ricketts Chairman of the Board	/s/ C. KEVIN LANDRY ------------------------------------------ C. Kevin Landry Director

/s/ J. PETER RICKETTS J. Peter Ricketts President — Private Client Division, Vice Chairman and Secretary	/s/ MARK L. MITCHELL ------------------------------------------ Mark L. Mitchell Director

/s/ MICHAEL D. FLEISHER Michael D. Fleisher Director	/s/ STEPHEN G. PAGLIUCA ------------------------------------------ Stephen G. Pagliuca Director

/s/ GLENN H. HUTCHINS Glenn H. Hutchins Director	/s/ THOMAS S. RICKETTS ------------------------------------------ Thomas S. Ricketts Director