Form 10-Q
period 2003-12-31
AMERITRADE HOLDING CORP
filed 2004-02-11
CIK 1173431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
Quarterly Period Ended December 31, 2003

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

As of January 30, 2004, there were 421,241,266 outstanding shares of the registrant’s Common Stock.

Part I - FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. - Quantitative and Qualitative Disclosures about Market Risk
Item 4. – Controls and Procedures
Part II - OTHER INFORMATION
Item 1. – Legal Proceedings
Item 6. - Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K
Signatures
3rd Amended & Restated Revolving Credit Agreement
2nd Amended and Restated Stock Pledge Agreement
3rd Amended and Restated Stock Pledge Agreement
2nd Amended and Restated Stock Pledge Agreement
Independent Accountants' Awareness Letter
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 906 Certification

AMERITRADE HOLDING CORPORATION

Part I - FINANCIAL INFORMATION

     Item 1. – Condensed Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries as of September 26, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 26, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

February 9, 2004
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	December 31,	September 26,
	2003	2003

ASSETS
Cash and cash equivalents	$262,872	$248,623
Cash and investments segregated in compliance with federal regulations	7,206,450	7,878,421
Receivable from brokers, dealers and clearing organizations	2,839,699	2,921,732
Receivable from clients and correspondents - net of allowance for doubtful accounts	2,741,931	2,202,170
Property and equipment - net of accumulated depreciation and amortization	35,363	36,159
Goodwill	734,153	734,903
Acquired intangible assets - net of accumulated amortization	235,242	238,147
Investments	117,215	91,740
Other assets	37,886	52,373

Total assets	$14,210,811	$14,404,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,038,008	$3,142,436
Payable to clients and correspondents	9,574,624	9,611,243
Accounts payable and accrued liabilities	146,906	169,569
Prepaid variable forward derivative instrument	71,802	46,668
Prepaid variable forward contract obligation	36,620	36,194
Convertible subordinated notes	—	46,295
Income taxes payable	63,469	34,351
Deferred income taxes	78,402	81,738

Total liabilities	13,009,831	13,168,494

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,193,656	1,188,444
Retained earnings	130,109	58,172
Treasury stock, Common, at cost - Dec. 31, 2003 - 13,406,063 shares; Sept. 26, 2003 - 5,297,346 shares	(154,280)	(41,452)
Deferred compensation	959	708
Accumulated other comprehensive income	26,185	25,551

Total stockholders’ equity	1,200,980	1,235,774

Total liabilities and stockholders’ equity	$14,210,811	$14,404,268

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended

	December 31,	December 31,
	2003	2002

Revenues:
Commissions and clearing fees	$152,278	$116,184
Interest revenue	56,126	41,796
Other	20,659	28,345

Total revenues	229,063	186,325
Client interest expense	2,623	5,798

Net revenues	226,440	180,527

Expenses:
Employee compensation and benefits	34,292	45,750
Clearing and execution costs	9,125	11,142
Communications	9,262	12,143
Occupancy and equipment costs	11,437	16,623
Depreciation and amortization	5,957	8,725
Professional services	6,380	11,647
Interest on borrowings	837	1,188
(Gain)/loss on disposal of property	(180)	409
Other	6,308	4,063
Advertising	23,066	32,038

Total expenses	106,484	143,728

Pre-tax income	119,956	36,799
Provision for income taxes	48,019	14,757

Net income	$71,937	$22,042

Basic earnings per share	$0.17	$0.05
Diluted earnings per share	$0.17	$0.05
Weighted average shares outstanding - basic	425,469	429,813
Weighted average shares outstanding - diluted	434,758	432,029

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended

	December 31, 2003	December 31, 2002

Cash flows from operating activities:
Net income	$71,937	$22,042
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,052	4,120
Amortization of intangible assets	2,905	4,605
Deferred income taxes	(3,694)	5,433
(Gain)/loss on disposal of property	(180)	409
Loss/(gain) on debt retirement	791	(182)
Other non-cash expenses, net	993	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	671,971	(428,176)
Brokerage receivables	(457,728)	236,323
Other assets	14,229	1,941
Brokerage payables	(141,047)	165,063
Accounts payable and accrued liabilities	(22,181)	(31,696)
Income taxes payable	35,163	(6,657)

Net cash flows from operating activities	176,211	(26,775)

Cash flows from investing activities:
Purchase of property and equipment	(2,282)	(3,392)
Proceeds from sale of property and equipment	8	657
Cash paid in business combinations, net	—	(1,855)

Net cash flows from investing activities	(2,274)	(4,590)

Cash flows from financing activities:
Principal payments on notes payable	(46,828)	(1,168)
Proceeds from exercise of stock options and other	7,054	5,330
Purchase of treasury stock	(120,441)	(14,606)
Payments received on stockholder loans	428	7,657

Net cash flows from financing activities	(159,787)	(2,787)

Effect of exchange rate changes on cash and cash equivalents	99	(5)

Net increase (decrease) in cash and cash equivalents	14,249	(34,157)
Cash and cash equivalents at beginning of period	248,623	198,398

Cash and cash equivalents at end of period	$262,872	$164,241

Supplemental cash flow information:
Interest paid	$4,508	$7,128
Income taxes paid	$16,550	$15,981
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$6,045	$1,465

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

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 26, 2003.

Certain items in prior year condensed consolidated financial statements have been reclassified to conform to the current presentation.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). The FASB has deferred the effective date for applying the provisions of FIN No. 46 for certain variable interest entities to periods ending after March 15, 2004. Adoption of FIN No. 46 has not had and is not expected to have any impact on the Company’s consolidated financial statements.

2.     BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2003:

	Private Client	All
	Division	Other	Total

Balance as of September 26, 2003	$734,814	$89	$734,903
Tax benefit of option exercises (1)	(750)	—	(750)

Balance as of December 31, 2003	$734,064	$89	$734,153

(1)	Represents tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist of client relationship intangible assets with a gross carrying value of $250.4 million, net of $15.2 million of accumulated amortization as of December 31, 2003. The Company expects amortization expense on existing acquired intangible assets to be $8.3 million for the remainder of fiscal 2004 and $11.0 million for each of the five succeeding fiscal years.

3. INVESTMENTS

The Company’s investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding common shares as of December 31, 2003. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of December 31, 2003 and September 26, 2003, the Company’s investment in Knight was valued at $115.9 million and $90.0 million, respectively. The Company’s cost basis is $0.7 million;

therefore the gross unrealized gain was $115.2 million and $89.3 million at December 31, 2003 and September 26, 2003, respectively.

During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares. The forward contracts mature on various dates in fiscal years 2006 and 2007. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of December 31, 2003 and September 26, 2003, the total fair value of the embedded collars was approximately $71.8 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet.

The following table summarizes the Company’s investments, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see Note 11 for a complete summary of comprehensive income):

			Difference
			(Other
	December 31,	September 26,	Comprehensive
	2003	2003	Income)

Assets
Investment in Knight	$115,922	$89,986	$25,936
Investment in The Nasdaq Stock Market, Inc.	715	624	91

Total marketable equity securities	116,637	90,610	$26,027

Other investments	578	1,130	N/A

Total investments	$117,215	$91,740	N/A

Liabilities
Prepaid variable forward derivative instrument	$(71,802)	$(46,668)	$(25,134)

Prepaid variable forward contract obligation	$(36,620)	$(36,194)	N/A

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(46,020)	$(35,608)	$(10,412)
Derivative instrument	28,721	18,667	10,054

Deferred income taxes on unrealized (gains)/losses, net	$(17,299)	$(16,941)	$(358)

4. RESTRUCTURING AND EXIT LIABILITIES

The following table summarizes activity in the Company’s restructuring and acquisition exit liabilities for the three-month period ended December 31, 2003:

	Three Months Ended December 31, 2003

		Paid and
	Balance at	Charged Against	Balance at
	Sept. 26, 2003	Liability	Dec. 31, 2003

Restructuring liabilities:
Employee compensation and benefits	$1,262	$370	$892
Occupancy and equipment costs	2,153	720	1,433
Professional services	1,493	—	1,493
Other	3,178	69	3,109

Total restructuring liabilities	$8,086	$1,159	$6,927

Datek exit liabilities:
Employee compensation and benefits	$2,707	$1,958	$749
Occupancy and equipment costs	4,913	329	4,584

Total Datek exit liabilities	$7,620	$2,287	$5,333

The Company expects to pay the employee compensation restructuring liabilities during fiscal 2004. The Company expects to utilize the remaining occupancy and equipment, professional services and other restructuring liabilities over the respective lease periods through fiscal 2015. Datek employee compensation liabilities are expected to be paid in fiscal 2004. Remaining Datek occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

5. CREDIT FACILITIES

On December 15, 2003, the Company entered into a third amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $75 million through December 13, 2004, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, is equal to the lesser of (i) the prime rate or (ii) one month LIBOR plus 2.0 percent. At December 31, 2003, the interest rate on the revolving credit agreement would have been 3.12 percent. The Company also pays a commitment fee of 0.0025 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at December 31, 2003 and no outstanding indebtedness under the prior revolving credit agreement at September 26, 2003. The revolving credit agreement contains certain covenants and restrictions, including requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibits the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements.

The Company, through its wholly owned broker-dealer subsidiaries Ameritrade, Inc. and iClearing LLC (“iClearing”), had access to secured credit facilities with financial institutions of up to $160 million as of December 31, 2003 and September 26, 2003. Ameritrade, Inc. also had access to unsecured credit facilities of up to $310 million as of December 31, 2003 and September 26, 2003. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge client securities to secure outstanding obligations under these facilities. There were no loans outstanding under the credit facilities as of December 31, 2003 and September 26, 2003. Letters of credit in the amount of $40 million as of December 31, 2003 and September 26, 2003, have been issued on behalf of the Company by several financial institutions and reduce the amount available under these credit facilities. The letters of credit, which are for the benefit of a securities clearinghouse, have been issued for the contingent purpose of financing and supporting margin requirements. The Company is generally required to pledge client securities to secure letters of credit under these credit facilities. As of December 31, 2003 and September 26, 2003, no amounts were outstanding under line of credit arrangements and approximately $430 million was available to the Company for either loans or, in some cases, letters of credit.

6. CONVERTIBLE SUBORDINATED NOTES

On October 23, 2003, the Company redeemed the remaining $46.3 million of convertible subordinated notes for an amount equal to 101.15 percent of the principal amount, resulting in a loss on the redemption of approximately $0.8 million which is included in other expense in the condensed consolidated statement of operations.

7. NET CAPITAL

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

The Company’s broker-dealer subsidiaries had aggregate net capital of $290.4 million and $279.5 million as of December 31, 2003 and September 26, 2003, respectively, which exceeded aggregate minimum net capital requirements by $222.7 million and $224.4 million, respectively.

8. STOCK OPTION AND INCENTIVE PLANS

Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. Stock-based employee compensation expense for the three months ended December 31, 2003 was insignificant. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required by SFAS No. 148. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three Months Ended

	December 31,	December 31,
	2003	2002

Net income, as reported	$71,937	$22,042
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	2	—
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(3,789)	(2,442)

Pro forma net income	$68,150	$19,600

Basic and diluted earnings per share:
As reported	$0.17	$0.05
Pro forma	$0.16	0.05

9. COMMITMENTS AND CONTINGENCIES

Legal – In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, seeks injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The District Court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska Supreme Court reversed the district court’s grant of summary judgment and remanded the case to the district court for further proceedings. The Nebraska Supreme Court did not decide whether the plaintiffs’ claims have merit. On October 8, 2003, the Company filed with the District Court a renewed motion for summary judgment. The District Court held a hearing on the summary judgment motion on December 5, 2003. The District Court has not yet ruled on the motion. The Company believes it has adequate legal defenses and intends to continue to vigorously defend against this action.

In October 2003, Keener, a pro se plaintiff, filed a putative class action against the Company, Knight Trading Group, Inc. and certain individuals in the United States District Court for the District of Nebraska. The plaintiff asserts his action on behalf of persons who became clients of the Company during the period from March 29, 1995 through September 30, 2003. As it pertains to the Company, the principal allegations of the complaint are that the Company had an indirect and direct equity interest in Knight, to which it directed most of its orders for execution; that the Company failed to accurately disclose the nature of its relationship with Knight and the consideration it received from Knight for directing order flow to Knight; and that clients of Ameritrade did not receive best execution of their orders from Knight and the Company. The plaintiff claims that the Company’s conduct violated certain provisions of the federal securities laws, including Sections 11Ac, 10(b) and 3(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC Rules promulgated thereunder. Plaintiff further claims the individual defendants, including a present director and a former director of the Company, are liable under Section 20(a) of the Exchange Act as “controlling persons” for the claimed wrongs attributed to the Company and Knight. In his prayer for relief, plaintiff requests monetary damages and/or rescissionary relief in the amount of $4.5 billion against all defendants, jointly and severally. On January 16, 2004, the Company, Knight and the individual defendants filed motions to dismiss the complaint and to deny class certification or strike the class action allegations. The Company and the defendant directors of the Company believe they have adequate legal defenses and they intend to vigorously defend against this action.

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

NASD Investigation – In August 2002, NASD directed the Company’s broker-dealer subsidiaries, iClearing and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD is conducting an investigation related to the specified trades. NASD Staff has advised that it has made a preliminary determination to recommend disciplinary action against Ameritrade, Inc., Datek Online Financial Services, LLC (“DOFS”) and iClearing based on allegations that the specified trades violated Regulation T of the Board of Governors of the Federal Reserve System and NASD Conduct Rules. Ameritrade, Inc., DOFS and iClearing have made submissions to

NASD setting forth the reasons why NASD should not authorize disciplinary proceedings. If NASD elects to bring disciplinary proceedings, NASD may seek censures, fines, suspensions or other sanctions. The Company continues to discuss possible settlement with NASD. The Company is unable to predict the outcome of this matter.

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

The Company loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis, by participating in a risk-sharing program offered through a securities clearinghouse and by requiring additional cash as collateral when necessary.

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

As of December 31, 2003, client margin securities of approximately $3.8 billion and stock borrowings of approximately $2.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $3.4 billion of that collateral as of December 31, 2003.

The Company is a member of and provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these agreements is remote. Accordingly, no contingent liability is carried on the condensed consolidated balance sheet for these transactions.

Employment Agreements – The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in control of the Company. Salaries are subject to adjustments according to the Company’s financial performance and other factors.

10. SEGMENT INFORMATION

Financial information for the Company’s Private Client Division, which is the Company’s only reportable segment, and all other segments is presented in the following table. The totals are equal to the Company’s consolidated amounts as reported in the condensed consolidated statements of operations.

	Three Months Ended December 31, 2003

	Private Client	All
	Division	Other	Total

Non-interest revenues	$163,455	$9,482	$172,937
Interest revenue, net	52,215	1,288	53,503

Net revenues	$215,670	$10,770	$226,440

Pre-tax income	$118,488	$1,468	$119,956

	Three Months Ended December 31, 2002

	Private Client	All
	Division	Other	Total

Non-interest revenues	$134,282	$10,247	$144,529
Interest revenue, net	34,775	1,223	35,998

Net revenues	$169,057	$11,470	$180,527

Pre-tax income (loss)	$39,384	$(2,585)	$36,799

11. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended

	December 31, 2003	December 31, 2002

Net income	$71,937	$22,042
Other comprehensive income
Net unrealized holding gains on investment securities available-for-sale arising during the period	26,027	6,010
Net unrealized holding losses on derivative instrument arising during the period	(25,134)	—
Adjustment for deferred income taxes on net unrealized holding gains/losses	(358)	(2,404)
Foreign currency translation adjustment	99	(5)

Total other comprehensive income, net of tax	634	3,601

Comprehensive income	$72,571	$25,643

12. RELATED PARTY TRANSACTION

In November 2003, the Company purchased 7.5 million shares of its Common Stock from certain stockholders (and certain donees of those shares) concurrent with a secondary offering by those stockholders of approximately 43.1 million shares of their Common Stock. The Company acquired the 7.5 million shares from the selling stockholders at the net public offering price of $12.159 per share. The selling stockholders and the respective quantities of shares sold to the Company are as follows:

Selling Stockholders	Shares	Amount Paid

Entities affiliated with Bain Capital	3,255,035	$39,577,971
Entities affiliated with Silver Lake Partners	2,208,875	26,857,711
Entities affiliated with TA Associates, Inc.	1,480,559	18,002,117
J. Joe Ricketts and Marlene M. Ricketts	540,726	6,574,687
J. Peter Ricketts	14,805	180,014

Total	7,500,000	$91,192,500

The total shares sold by entities affiliated with Bain Capital includes 541,450 shares contributed by certain partners and other employees of the Bain Capital entities to certain charities prior to the offering. The charities sold the donated shares to the Company concurrent with the offering. Stephen G. Pagliuca, a director of the Company, is Managing Director of Bain Capital. Glenn H. Hutchins, a director of the Company, is a Managing Member of Silver Lake Partners. C. Kevin Landry, a director of the Company, is a Managing Director and Chief Executive Officer of TA Associates, Inc. J. Joe Ricketts is Chairman and Founder of the Company. J. Peter Ricketts is the Company’s Vice Chairman and President, Private Client Division. The secondary offering was conducted pursuant to the terms of a registration rights agreement dated July 26, 2002 entered into among the Company and the selling stockholders, among others, in connection with the Datek merger. In accordance with the terms of the registration rights agreement, the Company agreed to pay various expenses of the offering totaling approximately $0.6 million.

13. SUBSEQUENT EVENTS

On January 2, 2004, the Company completed the acquisition of Bidwell & Company for $55 million in cash, including $2 million which was deposited into an escrow account for indemnification purposes. The Company utilized cash on hand to fund the acquisition.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 26, 2003, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, volatility in the stock market, changes in client trading activity, competition, systems failures and capacity constraints, regulatory and legal uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 26, 2003. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding the effect of client trading activity on our results of operations; our expectations regarding average commissions and clearing fees per trade; our expectations regarding growth of net interest revenue; our expectations regarding the effect of client trading activity on account maintenance fee revenues; our expectations regarding the number of full-time equivalent employees; our expected amount of employee compensation and benefits expenses; our expected amount of advertising expenses; our expectations regarding our effective income tax rate; our anticipated capital and liquidity needs and our plans to finance such needs; and our expectations regarding the impact of recently issued accounting pronouncements.

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

RESULTS OF OPERATIONS

Key Performance Indicators

The following tables set forth several key performance indicators, which management utilizes in measuring and evaluating performance and the results of our operations:

	Quarter ended December 31,
			Percentage
	2003	2002	Change

Trading days*	64.5	64.0	1%
Average client trades per day	174,940	142,898	22%
Average client trades per account	3.7	3.3	12%
Total trades (in millions)	11.28	9.15	23%
Average commissions and clearing fees per trade	$13.50	$12.70	6%
Core brokerage open accounts (ending)**	3,069,000	2,872,000	7%

*	Reduced exchange trading sessions are treated as half days for all periods presented.

**	This relates to the core brokerage account base only, and includes funded and unfunded accounts. Total client base, including core accounts and non-core accounts (primarily clearing accounts, stock option administration accounts and bank referral accounts), was 3,412,000 and 3,218,000 as of December 31, 2003 and 2002, respectively.

	Quarter ended December 31, 2003		Quarter ended December 31, 2002
					Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Difference

Segregated cash	$7,534	0.96%	$6,041	1.44%	24.7%	(0.48%)
Client margin balances	$2,617	4.98%	$1,325	5.01%	97.5%	(0.03%)
Client credit balances*	$8,367	(0.12%)	$6,380	(0.30%)	31.1%	0.18%

*	Client credit balances exclude balances generated by client short sales, on which no interest is paid.

Over the past three fiscal quarters, the U.S. equity markets have improved. Trading activity on the New York Stock Exchange and The Nasdaq Stock Market increased. Major U.S. equity indexes including the Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 Index have risen. Improved conditions in the U.S. equity markets have significantly impacted our results of operations. There is a positive correlation between the increased volume of our clients’ trading activity and our improved results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity is maintained or improves as compared to the most recent fiscal quarter, we expect that it would have a positive impact on our results of operations. If client trading activity were to decline significantly, we expect that it would have a negative impact on our results of operations.

Three-Month Periods Ended December 31, 2003 and December 31, 2002

Net Revenues.

Commissions and clearing fees increased 31 percent to $152.3 million for the first quarter of fiscal 2004 from $116.2 million for the first quarter of fiscal 2003, primarily due to higher client trading volumes and increased commissions and clearing fees per trade. Average trades per day increased 22 percent to 174,940 for the first quarter of fiscal 2004 from 142,898 in the first quarter of fiscal 2003. Clients averaged approximately 3.7 trades per account during the first quarter of fiscal 2004, compared to approximately 3.3 trades per account for the first quarter of fiscal 2003. Commissions and clearing fees per trade increased to $13.50 in the first quarter of fiscal 2004 from $12.70 for the first quarter of fiscal 2003, due primarily to the implementation of a new pricing schedule effective October 19, 2002 and higher payment for order flow revenue per trade during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Under the current pricing schedule, commissions for online equity trades are $10.99 for both market and limit orders, regardless of the number of shares bought or sold with no additional order handling fees. Under the previous pricing schedule, commissions for online equity market orders were $8.00, while online equity limit orders were $13.00. Flat commission pricing was also implemented for Interactive Voice Response system trades, at $14.99 per trade (previously $12.00 for market orders and $17.00 for limit orders). Broker-assisted trades are now $24.99 for market orders, with an additional $5.00 fee for limit orders. We expect average commissions and clearing fees per trade to range from approximately $12.60 to $13.60 per trade during fiscal 2004, depending on the mix of trading activity, level of payment for order flow revenue and other factors.

Net interest revenue increased 49 percent to $53.5 million for the first quarter of fiscal 2004 from $36.0 million for the first quarter of fiscal 2003. Average client margin receivables increased 98 percent in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Average segregated cash increased by 25 percent in the first quarter of fiscal 2004 from the first quarter of fiscal 2003. The increased interest income resulting from the higher client margin receivables and segregated cash was partially offset by a decrease of 48 basis points in the average interest rate earned on segregated cash, a decrease of three basis points in the average interest rate charged on client receivables and an increase of 31 percent in average amounts payable to clients and correspondents in the first quarter of fiscal 2004 from the first quarter of fiscal 2003. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

Other revenues decreased 27 percent to $20.7 million for the first quarter of fiscal 2004 from $28.3 million for the first quarter of fiscal 2003, due primarily to decreased account maintenance and other fee revenue in fiscal 2004 and decreased licensing revenue due to the shutdown of the Watcher Technologies business in fiscal 2003. Account maintenance fees are charged based in part on client trading activity, therefore increased client trading activity may result in decreased revenues from account maintenance fees.

Expenses.

Employee compensation and benefits expense decreased 25 percent to $34.3 million for the first quarter of fiscal 2004 compared to $45.8 million for the first quarter of fiscal 2003. Full-time equivalent employees decreased 15 percent to 1,725 at the end of the first quarter of fiscal 2004 from 2,022 at the end of the first quarter of fiscal 2003. Employee compensation expense decreased by a larger percentage than full-time equivalent employees, due in part to Datek merger-related bonus accruals in the first quarter of fiscal 2003. During the first quarter of fiscal 2003, we also incurred approximately $3.2 million of compensation expense for stock appreciation rights (“SARs”) assumed in the Datek merger, due to increases in our stock price and costs of a cash-out offer to SAR holders. As of December 31, 2003, there were approximately 41,000 SARs outstanding with a weighted average exercise price of $4.71 per share, compared with approximately 3.0 million SARs outstanding at December 31, 2002. Due to the variable accounting required for SARs, fluctuations in our stock price will cause fluctuations in the related compensation expense in future periods for the remaining SARs outstanding.

We currently expect the number of full-time equivalent employees to range between 1,725 and 1,850 during the remainder of fiscal 2004, depending on market conditions. We expect quarterly employee compensation expense to range between $37 million and $45 million for the remainder of fiscal 2004, due to employee salary adjustments effective January 1, 2004, increases in the number of full-time equivalent employees and the acquisition of Bidwell & Company on January 2, 2004.

Clearing and execution costs is a new expense category in our statement of operations that includes incremental third-party expenses that tend to fluctuate as a result of fluctuations in client accounts or trades. Examples of expenses included in this category are statement and confirmation processing and postage costs and clearing expenses paid to the National Securities Clearing Corporation, option exchanges and other market centers. Historically, these costs were primarily included in other expenses. Clearing and execution costs decreased 18 percent to $9.1 million for the first quarter of fiscal 2004 compared to $11.1 million for the first quarter of fiscal 2003, due primarily to a reduction of clearing expenses paid to market centers as a result of the Datek merger and to more clients electing to receive statements and confirmations electronically.

Communications expense decreased 24 percent to $9.3 million for the first quarter of fiscal 2004 compared to $12.1 million for the first quarter of fiscal 2003, due primarily to decreased expense for quotes and market information.

Occupancy and equipment costs decreased 31 percent to $11.4 million for the first quarter of fiscal 2004 from $16.6 million for the first quarter of fiscal 2003, due to facilities and equipment reductions during fiscal 2003 resulting from the Datek merger.

Depreciation and amortization decreased 32 percent to $6.0 million for the first quarter of fiscal 2004 from $8.7 million for the first quarter of fiscal 2003, due primarily to the effects of noncompete agreements related to the Datek merger that expired and became fully amortized by the end of fiscal 2003 and tangible assets that have become fully depreciated.

Professional services expense decreased 45 percent to $6.4 million for the first quarter of fiscal 2004, from $11.6 million for the first quarter of fiscal 2003. This decrease was primarily due to increased usage of consulting services during fiscal 2003 in connection with the Datek merger integration.

Interest on borrowings decreased 30 percent to approximately $0.8 million for the first quarter of fiscal year 2004 from $1.2 million for the first quarter of fiscal year 2003, due primarily to the redemption of the remaining convertible subordinated notes during October 2003, partially offset by interest expense associated with the forward contracts on our Knight investment which began in the second quarter of fiscal 2003.

Other operating expenses increased 55 percent to $6.3 million for the first quarter of fiscal 2004 compared to $4.1 million for the first quarter of fiscal 2003, due in part to a $0.8 million loss on the redemption of the convertible subordinated notes in the first quarter of fiscal 2004.

Advertising expenses decreased 28 percent to $23.1 million for the first quarter of fiscal 2004 from $32.0 million for the first quarter of fiscal 2003. The higher level of advertising expenditures during the first quarter of fiscal 2003 was principally due to our introduction of a new suite of products and services and new pricing schedule in October 2002. We expect approximately $72 million to $116 million of advertising expenditures for the remainder of fiscal 2004, depending on market conditions.

Our effective income tax rate was approximately 40 percent for the first quarter of both fiscal 2004 and fiscal 2003. We expect our effective income tax rate for the remainder of fiscal 2004 to range between approximately 39.5 and 40.0 percent.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first quarter of fiscal 2004 were financed primarily from our earnings and cash on hand. We plan to finance our capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

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

Dividends from our subsidiaries are another source of liquidity for the holding company. Some of our subsidiaries are subject to requirements of the SEC and NASD relating to liquidity, capital standards, and the use of client funds and securities, which may limit funds available for the payment of dividends to the holding company.

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

Liquid Assets

We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. “GAAP” refers to generally accepted accounting principles in the United States. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents and b) regulatory net capital of our broker-dealer subsidiaries in excess of 5% of aggregate debit items. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the holding company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents to liquid assets for the periods indicated (in thousands):

	December 31,	September 26,
	2003	2003	Change

Cash and cash equivalents	$262,872	$248,623	$14,249
Less: Broker-dealer cash and cash equivalents	(152,964)	(55,634)	(97,330)

Non broker-dealer cash and cash equivalents	109,908	192,989	(83,081)
Plus: Excess broker-dealer regulatory net capital	121,791	142,305	(20,514)

Liquid assets	$231,699	$335,294	$(103,595)

The decrease in liquid assets from September 26, 2003 to December 31, 2003 is primarily due to cash used in financing activities of $159.8 million (see “Cash Flow” below) and an increase in aggregate debit items which resulted in increased regulatory net capital required of $31.0 million, partially offset by net income of $71.9 million. The remaining $15.3 million of the change in liquid assets is due to non-cash expenses, changes in non broker-dealer working capital due to timing of income tax and other payments, and other miscellaneous changes in excess regulatory net capital.

Cash Flow

Cash provided by operating activities was $176.2 million for the first quarter of fiscal 2004, compared to $26.8 million of cash used in operating activities for the first quarter of fiscal 2003. Cash flow activity in the first quarter of fiscal 2003 included substantial reductions in accounts payable and accrued liabilities assumed in the Datek merger, which were funded by cash acquired in the Datek merger.

Cash used in investing activities was $2.3 million for the first quarter of fiscal 2004, compared to $4.6 million for the first quarter of fiscal 2003. The decrease in cash from investing activities in the first quarter of fiscal 2004 was due primarily to lower capital expenditures for software development during the first quarter of fiscal 2004 compared to the same period of the previous year, and approximately $1.8 million of cash paid for acquisition costs related to the Datek merger in the first quarter of fiscal 2003.

Cash used in financing activities was $159.8 million for the first quarter of fiscal 2004, compared to $2.8 million for the first quarter of fiscal 2003. The financing activities in the first quarter of fiscal 2004 consisted primarily of $120.4 million of stock repurchases and the early redemption of the convertible subordinated notes for $46.8 million.

Loan Agreement

On December 15, 2003, we entered into a third amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $75 million through December 13, 2004, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, is equal to the lesser of (i) the prime rate or (ii) one month LIBOR plus 2.0 percent. At December 31, 2003, the interest rate on the revolving credit agreement would have been 3.12 percent. We also pay a commitment fee of 0.0025 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at December 31, 2003 and no outstanding indebtedness under the prior revolving credit agreement at September 26, 2003. The revolving credit agreement contains certain covenants and restrictions, including requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibits the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.

Convertible Subordinated Notes

In October 2003, we redeemed the remaining $46.3 million of our convertible subordinated notes for an amount equal to 101.15 percent of the principal amount, resulting in a loss on the redemption of approximately $0.8 million.

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

We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of December 31, 2003 and September 26, 2003, the total fair value of the embedded collars was approximately $71.8 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet.

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

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. Through December 31, 2003, we have repurchased a total of approximately 26.3 million shares at a weighted average purchase price of $8.01 per share. During the fiscal quarter ended December 31, 2003, we repurchased approximately 9.7 million shares at a weighted average purchase price of $12.37 per share.

Other Contractual Obligations

We are obligated to pay our Chief Executive Officer (“CEO”) $15.6 million in deferred compensation, adjusted for investment income or losses on the $15.6 million, pursuant to our employment agreement with the CEO. Our current employment agreement with the CEO ends on March 1, 2005. This payment will be made not sooner than the day after the CEO’s employment with the Company terminates. At December 31, 2003 and September 26, 2003, we had an equity index swap arrangement for the purpose of hedging our obligation under this deferred compensation plan. Changes in the fair value of this instrument are equally offset by changes in our obligation to our CEO.

We also have contractual obligations under operating leases for facilities and equipment. The following table summarizes future payments under our contractual obligations (in thousands):

		Payments Due for Fiscal Years Ending:

Contractual Obligations	Total	2004	2005-06	2007-08	After 2008

Operating leases, net of sublease proceeds	$78,722	$14,237	$24,595	$12,696	$27,194
Deferred compensation (1)	15,550	15,550	—	—	—

Total contractual cash obligations	$94,272	$29,787	$24,595	$12,696	$27,194

(1)	Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2004 column, as the entire amount of the compensation has already been earned by the CEO. This obligation is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

The Company does not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

FIN No. 46 – In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). The FASB has deferred the effective date for applying the provisions of FIN No. 46 for certain variable interest entities to periods ending after March 15, 2004. Adoption of FIN No. 46 has not had and is not expected to have any impact on our consolidated financial statements.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations for clients. These funds totaled $7.2 billion at December 31, 2003 and $7.9 billion at September 26, 2003. We invest these funds in repurchase agreements, short-term fixed-rate U.S. Treasury Bills and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $9.6 billion at December 31, 2003 and September 26, 2003, in the form of client cash balances. We earn a net interest spread on the difference between amounts earned on client margin loans and amounts paid on client credit balances. Because we establish the rate paid on client cash balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management.

At December 31, 2003 and September 26, 2003, we had $0 and $46.3 million, respectively, of convertible subordinated notes outstanding, which bore interest at a fixed rate of 5.75 percent. We had no borrowings outstanding under our $75 million revolving credit agreement, which bears interest at a floating rate, as of December 31, 2003 and September 26, 2003.

We hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 75,700 shares of The Nasdaq Stock Market, Inc., which were recorded at fair value of $116.6 million ($70.6 million net of tax) at December 31,

2003 and have exposure to market price risk. The same securities were recorded at fair value of $90.7 million ($55.0 million net of tax) at September 26, 2003. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $11.7 million at December 31, 2003. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of December 31, 2003 and September 26, 2003, the fair value of the embedded collars was approximately $71.8 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

At December 31, 2003 and September 26, 2003, we had an equity index swap arrangement for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument are offset by changes in our obligation to our CEO.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 4. – Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. – Legal Proceedings

Litigation – The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. We cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NASD Investigation – In August 2002, NASD, Inc. directed the Company’s broker-dealer subsidiaries, iClearing LLC (“iClearing”) and Ameritrade, Inc., to cease permitting cash account clients to utilize the proceeds from the sale of fully-paid for securities to purchase other securities in advance of the actual receipt of proceeds from the settlement of the sale of the fully-paid for securities (the “specified trades”). NASD is conducting an investigation related to the specified trades. NASD Staff has advised that it has made a preliminary determination to recommend disciplinary action against Ameritrade, Inc., Datek Online Financial Services, LLC (“DOFS”) and iClearing based on allegations that the specified trades violated Regulation T of the Board of Governors of the Federal Reserve System and NASD Conduct Rules. Ameritrade, Inc., DOFS and iClearing have made submissions to NASD setting forth the reasons why NASD should not authorize disciplinary proceedings. If NASD elects to bring disciplinary proceedings, NASD may seek censures, fines, suspensions or other sanctions. The Company continues to discuss possible settlement with NASD. The Company is unable to predict the outcome of this matter.

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

	3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

	10.1	Third Amended and Restated Revolving Credit Agreement, dated as of December 15, 2003, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

	10.2	Second Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

	10.3	Third Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Ameritrade Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

	10.4	Second Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Datek Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

	15.1	Independent accountants’ awareness letter

	31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On October 21, 2003, a Form 8-K was furnished under Items 7 and 12.

On December 5, 2003, a Form 8-K was furnished under Item 9.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2004

Ameritrade Holding Corporation
(Registrant)

by:	/s/ Joseph H. Moglia

Joseph H. Moglia
Chief Executive Officer
(Principal Executive Officer)

by:	/s/ John R. MacDonald

John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)