Form 10-Q
period 2004-03-26
AMERITRADE HOLDING CORP
filed 2004-05-06
CIK 1173431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
Quarterly Period Ended March 26, 2004

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

As of April 30, 2004, there were 417,560,953 outstanding shares of the registrant’s Common Stock.

AMERITRADE HOLDING CORPORATION

Part I – FINANCIAL INFORMATION

     Item 1. – Condensed Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively, the “Company”) as of March 26, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 26, 2004 and March 28, 2003, and of cash flows for the six-month periods ended March 26, 2004 and March 28, 2003. These interim financial statements are the responsibility of the Company’s management.

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

May 3, 2004
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 26,	September 26,
	2004	2003
ASSETS
Cash and cash equivalents	$201,021	$248,623
Cash and investments segregated in compliance with federal regulations	7,304,380	7,878,421
Receivable from brokers, dealers and clearing organizations	2,876,103	2,921,732
Receivable from clients and correspondents – net of allowance for doubtful accounts	3,829,866	2,202,170
Property and equipment – net of accumulated depreciation and amortization	35,048	36,159
Goodwill	770,295	734,903
Acquired intangible assets – net of accumulated amortization	252,949	238,147
Investments	100,025	91,740
Other assets	50,071	52,373

Total assets	$15,419,758	$14,404,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$4,413,962	$3,142,436
Payable to clients and correspondents	9,353,417	9,611,243
Accounts payable and accrued liabilities	167,219	169,569
Broker/dealer notes payable	8,500	—
Prepaid variable forward derivative instrument	54,226	46,668
Prepaid variable forward contract obligation	36,990	36,194
Convertible subordinated notes	—	46,295
Income taxes payable	68,548	34,351
Deferred income taxes	77,485	81,738

Total liabilities	14,180,347	13,168,494

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,194,817	1,188,444
Retained earnings	211,066	58,172
Treasury stock, Common, at cost – Mar. 26, 2004 – 15,650,577 shares; Sept. 26, 2003 – 5,297,346 shares	(198,460)	(41,452)
Deferred compensation	970	708
Accumulated other comprehensive income	26,667	25,551

Total stockholders’ equity	1,239,411	1,235,774

Total liabilities and stockholders’ equity	$15,419,758	$14,404,268

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003
Revenues:
Commissions and clearing fees	$169,127	$92,696	$321,405	$208,880
Interest revenue	59,745	37,704	115,871	79,501
Other	20,562	21,889	41,221	50,233

Total revenues	249,434	152,289	478,497	338,614
Client interest expense	2,570	4,655	5,193	10,453

Net revenues	246,864	147,634	473,304	328,161

Expenses:
Employee compensation and benefits	43,912	49,701	78,205	95,451
Clearing and execution costs	6,770	6,918	15,895	18,060
Communications	11,185	10,905	20,447	23,048
Occupancy and equipment costs	9,923	15,598	21,360	32,221
Depreciation and amortization	5,604	7,629	11,561	16,354
Professional services	8,716	9,080	15,096	20,727
Interest on borrowings	557	1,118	1,394	2,306
(Gain)/loss on disposal of property	(196)	(5,527)	(376)	(5,118)
Other	5,042	3,518	11,350	7,581
Advertising	30,152	26,988	53,218	59,026
Restructuring and asset impairment charges	—	5,047	—	5,047

Total expenses	121,665	130,975	228,150	274,703

Pre-tax income	125,199	16,659	245,154	53,458
Provision for income taxes	44,241	7,042	92,260	21,799

Net income	$80,958	$9,617	$152,894	$31,659

Basic earnings per share	$0.19	$0.02	$0.36	$0.07
Diluted earnings per share	$0.19	$0.02	$0.35	$0.07
Weighted average shares outstanding – basic	420,821	427,765	423,272	428,834
Weighted average shares outstanding – diluted	431,296	430,557	433,548	431,297

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	March 26, 2004	March 28, 2003
Cash flows from operating activities:
Net income	$152,894	$31,659
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,685	7,161
Amortization of intangible assets	5,876	9,193
Deferred income taxes	(2,144)	11,364
Gain on disposal of property	(376)	(5,118)
Loss/(gain) on debt retirement	791	(182)
Other non-cash expenses, net	1,383	377
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	574,041	(1,237,445)
Brokerage receivables	(1,435,859)	(199,117)
Other assets	3,089	7,822
Brokerage payables	869,809	1,461,332
Accounts payable and accrued liabilities	(8,176)	(73,690)
Income taxes payable	45,212	(61,801)

Net cash flows from operating activities	212,225	(48,445)

Cash flows from investing activities:
Purchase of property and equipment	(4,488)	(4,687)
Proceeds from sale of property and equipment	15	23,992
Cash paid in business combinations, net	(56,350)	(1,855)
Purchase of investments	(36)	—

Net cash flows from investing activities	(60,859)	17,450

Cash flows from financing activities:
Proceeds from broker/dealer notes payable	8,500	—
Proceeds from prepaid variable forward contract	—	21,331
Principal payments on notes payable	(46,828)	(1,168)
Proceeds from exercise of stock options and other	11,216	7,501
Purchase of treasury stock	(172,246)	(53,687)
Payments received on stockholder loans	428	9,935

Net cash flows from financing activities	(198,930)	(16,088)

Effect of exchange rate changes on cash and cash equivalents	(38)	70

Net decrease in cash and cash equivalents	(47,602)	(47,013)
Cash and cash equivalents at beginning of period	248,623	198,398

Cash and cash equivalents at end of period	$201,021	$151,385

Supplemental cash flow information:
Interest paid	$7,288	$13,254
Income taxes paid	$49,201	$72,237
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$11,069	$2,254

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The FASB deferred the effective date for applying the provisions of FIN No. 46 for certain variable interest entities to periods ending after March 15, 2004. The implementation of FIN No. 46, as revised, had no impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

On January 2, 2004, the Company completed the acquisition of Bidwell & Company (“Bidwell”) for $55 million, including $2 million that was deposited into an escrow account for indemnification purposes. The Company utilized cash on hand to fund the acquisition. The Company allocated approximately $19.1 million of the Bidwell purchase price to acquired intangible assets for the fair value of the Bidwell client relationships, to be amortized over a 15-year period; and $0.3 million to the fair value of a noncompete agreement, to be amortized over a three-year period. Amounts allocated to Bidwell acquired intangible assets, and their respective amortization periods, were based on an independent valuation.

On February 13, 2004, the Company completed its purchase of approximately 11,000 online brokerage accounts from BrokerageAmerica LLC. The purchase price was $1.25 million. The entire purchase price has been allocated to acquired intangible assets for the fair value of the BrokerageAmerica LLC client relationships. This intangible asset is being amortized over a 15-year period.

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill by reportable segment for the six months ended March 26, 2004:

	Private Client	All
	Division	Other	Total
Balance as of September 26, 2003	$734,814	$89	$734,903
Goodwill recorded in Bidwell acquisition	36,614		$36,614
Tax benefit of option exercises(1)	(1,222)	—	$(1,222)

Balance as of March 26, 2004	$770,206	$89	$770,295

(1)	Represents tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist primarily of client relationship intangible assets and had a carrying value of $252.9 million, net of $18.1 million of accumulated amortization as of March 26, 2004. The Company expects amortization expense on existing acquired intangible assets to be $6.2 million for the remainder of fiscal 2004 and $12.5 million for each of the five succeeding fiscal years.

3. INVESTMENTS

The Company’s investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding common shares as of March 26, 2004. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of March 26, 2004 and September 26, 2003, the Company’s investment in Knight was valued at $98.8 million and $90.0 million, respectively. The Company’s cost basis is $0.7 million; therefore the gross unrealized gain was $98.1 million and $89.3 million at March 26, 2004 and September 26, 2003, respectively.

During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares. The forward contracts mature on various dates in fiscal years 2006 and 2007. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of March 26, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $54.2 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet.

The following table summarizes the Company’s investments, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see Note 11 for a complete summary of comprehensive income):

			Difference
			(Other
	March 26, 2004	September 26, 2003	Comprehensive Income)
Assets
Investment in Knight	$98,763	$89,986	$8,777
Investment in The Nasdaq Stock Market, Inc.	648	624	24

Total marketable equity securities	99,411	90,610	$8,801

Other investments	614	1,130	N/A

Total investments	$100,025	$91,740	N/A

Liabilities
Prepaid variable forward derivative instrument	$(54,226)	$(46,668)	$(7,558)

Prepaid variable forward contract obligation	$(36,990)	$(36,194)	N/A

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(38,151)	$(35,608)	$(2,543)
Derivative instrument	21,148	18,667	2,481

Deferred income taxes on unrealized (gains)/losses, net	$(17,003)	$(16,941)	$(62)

4. RESTRUCTURING AND EXIT LIABILITIES

     The following table summarizes activity in the Company’s restructuring and acquisition exit liabilities for the three-month and six-month periods ended March 26, 2004:

	Three Months Ended March 26, 2004
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Dec. 31, 2003	Charges	Liability	Mar. 26, 2004
Restructuring liabilities:
Employee compensation and benefits	$892	$—	$663	$229
Occupancy and equipment costs	1,433	—	495	938
Professional services	1,493	—	—	1,493
Other	3,109	—	69	3,040

Total restructuring liabilities	$6,927	$—	$1,227	$5,700

Acquisition exit liabilities:
Employee compensation and benefits	$749	$4,146	$709	$4,186
Occupancy and equipment costs	4,584	1,016	230	5,370

Total acquisition exit liabilities	$5,333	$5,162	$939	$9,556

	Six Months Ended March 26, 2004
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Sept. 26, 2003	Charges	Liability	Mar. 26, 2004
Restructuring liabilities:
Employee compensation and benefits	$1,262	$—	$1,033	$229
Occupancy and equipment costs	2,153	—	1,215	938
Professional services	1,493	—	—	1,493
Other	3,178	—	138	3,040

Total restructuring liabilities	$8,086	$—	$2,386	$5,700

Acquisition exit liabilities:
Employee compensation and benefits	$2,707	$4,146	$2,667	$4,186
Occupancy and equipment costs	4,913	1,016	559	5,370

Total acquisition exit liabilities	$7,620	$5,162	$3,226	$9,556

The Company expects to pay the employee compensation restructuring liabilities during fiscal 2004. The Company expects to utilize the remaining occupancy and equipment, professional services and other restructuring liabilities over the respective lease periods through fiscal 2015. Acquisition employee compensation liabilities are expected to be paid in fiscal 2004. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

5. CREDIT FACILITIES

On December 15, 2003, the Company entered into a third amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $75 million through December 13, 2004, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, is equal to the lesser of (i) the prime rate or (ii) one month LIBOR plus 2.0 percent. At March 26, 2004, the interest rate on the revolving credit agreement would have been 3.09 percent. The Company also pays a commitment fee of 0.0025 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at March 26, 2004 and no outstanding indebtedness under the prior revolving credit agreement at September 26, 2003. The revolving credit agreement contains certain covenants and restrictions, including requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibits the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements.

The Company, through its wholly owned broker-dealer subsidiaries Ameritrade, Inc., iClearing LLC (“iClearing”) and Ameritrade Northwest, Inc. (formerly Bidwell) had access to secured credit facilities with financial institutions of up to $180 million and $160 million as of March 26, 2004 and September 26, 2003, respectively. Ameritrade, Inc. and Ameritrade Northwest, Inc. also had access to unsecured credit facilities of up to $330 million and $310 million as of March 26, 2004 and September 26, 2003, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge client securities to secure outstanding obligations under these facilities. There were $8.5 million in broker/dealer notes payable outstanding under the secured credit facilities as of March 26, 2004 and none as of September 26, 2003. No borrowings were outstanding under the unsecured credit facilities as of March 26, 2004 or September 26, 2003. Letters of credit in the amount of $40 million as of September 26, 2003, were issued on behalf of the Company and reduced the amount available for borrowings under these credit facilities. The letters of credit, which were for the benefit of a securities clearinghouse, were issued for the contingent purpose of financing and supporting margin requirements. The Company is generally required to pledge client securities to secure letters of credit under these credit facilities. No letters of credit were issued as of March 26, 2004. As of March 26, 2004 and September 26, 2003, approximately $502 million and $430 million, respectively, was available to the Company for either loans or, in some cases, letters of credit.

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

The Company’s broker-dealer subsidiaries had aggregate net capital of $355.6 million and $279.5 million as of March 26, 2004 and September 26, 2003, respectively, which exceeded aggregate minimum net capital requirements by $271.6 million and $224.4 million, respectively.

8. STOCK OPTION AND INCENTIVE PLANS

Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. Stock-based employee compensation expense for the three months and six months ended March 26, 2004 was insignificant. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required by SFAS No. 148. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003
Net income, as reported	$80,958	$9,617	$152,894	$31,659
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	6	—	8	—
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(3,398)	(2,442)	(7,187)	(5,657)

Pro forma net income	$77,566	$7,175	$145,715	$26,002

Basic earnings per share:
As reported	$0.19	$0.02	$0.36	$0.07
Pro forma	$0.18	$0.02	$0.34	$0.06
Diluted earnings per share:
As reported	$0.19	$0.02	$0.35	$0.07
Pro forma	$0.18	0.02	$0.34	$0.06

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

NASD Investigation – On March 11, 2004 the Company reached a settlement with the National Association of Securities Dealers, Inc. (“NASD”) resolving all issues related to the NASD’s investigation into specified client trading in cash accounts that had occurred at Datek Online Financial Services, LLC, iClearing and Ameritrade, Inc. Under the terms of the settlement, the Company agreed to censures and to pay NASD a fine of $10 million. As part of the settlement, the Company neither admitted nor denied the allegations; there were no allegations of monetary harm to investors. Approximately $7.8 million of the settlement was included in accruals recorded in connection with the merger with Datek Online Holdings Corp. The remaining amount was also accrued for in prior periods. The settlement had no impact on the Company’s consolidated statement of operations for the three months or six months ended March 26, 2004.

General Contingencies - In the ordinary course of business, there are various contingencies which are not reflected in the condensed consolidated financial statements. These include Ameritrade, Inc., iClearing and Ameritrade Northwest, Inc. client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contracted obligations.

Client securities activities are transacted on either a cash or margin basis. In margin transactions, the Company may extend credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin-related transactions may expose the Company to credit risk in the event each client’s assets are not sufficient to fully cover losses which clients may incur. In the event the client fails to satisfy its obligations, the Company has the authority to purchase or sell financial instruments in the client’s account at prevailing market prices in order to fulfill the client’s obligations.

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

As of March 26, 2004, client margin securities of approximately $5.3 billion and stock borrowings of approximately $2.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $4.8 billion of that collateral as of March 26, 2004.

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

As of March 26, 2004 and September 26, 2003, the Company had an equity index swap arrangement for the purpose of hedging its obligation under its Chief Executive Officer (“CEO”) deferred compensation plan. Effective April 15, 2004, the CEO changed his investment election under the deferred compensation arrangement from an equity index to a group of fixed income securities currently earning interest at an annual rate of approximately 1.15 percent. Accordingly, the Company terminated its equity index swap arrangement.

10. SEGMENT INFORMATION

     Financial information for the Company’s Private Client Division, which is the Company’s only reportable segment, and all other segments is presented in the following table. The totals are equal to the Company’s consolidated amounts as reported in the condensed consolidated statements of operations.

	Three Months Ended March 26, 2004			Six Months Ended March 26, 2004
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$182,577	$7,112	$189,689	$351,652	$10,974	$362,626
Interest revenue, net	54,628	2,547	57,175	106,844	3,834	110,678

Net revenues	$237,205	$9,659	$246,864	$458,496	$14,808	$473,304

Pre-tax income (loss)	$128,060	$(2,861)	$125,199	$252,165	$(7,011)	$245,154

	Three Months Ended March 28, 2003			Six Months Ended March 28, 2003
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$109,497	$5,088	$114,585	$243,709	$15,404	$259,113
Interest revenue, net	31,882	1,167	33,049	66,657	2,391	69,048

Net revenues	$141,379	$6,255	$147,634	$310,366	$17,795	$328,161

Pre-tax income (loss)	$22,197	$(5,538)	$16,659	$63,024	$(9,566)	$53,458

11. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Net income	$80,958	$9,617	$152,894	$31,659
Other comprehensive income (loss)
Net unrealized holding gains (losses) on investment securities available-for-sale arising during the period	(17,226)	(6,010)	8,801	—
Net unrealized holding gains (losses) on derivative instrument arising during the period	17,576	3,393	(7,558)	3,393
Adjustment for deferred income taxes on net unrealized holding gains/losses	296	1,047	(62)	(1,357)
Foreign currency translation adjustment	(164)	75	(65)	70

Total other comprehensive income (loss), net of tax	482	(1,495)	1,116	2,106

Comprehensive income	$81,440	$8,122	$154,010	$33,765

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

The total shares sold by entities affiliated with Bain Capital includes 541,450 shares contributed by certain partners and other employees of the Bain Capital entities to certain charities prior to the offering. The charities sold the donated shares to the Company concurrent with the offering. Stephen G. Pagliuca, a director of the Company, is Managing Director of Bain Capital. Glenn H. Hutchins, a director of the Company, is a Managing Member of Silver Lake Partners. C. Kevin Landry, a director of the Company, is a Managing Director and Chief Executive Officer of TA Associates, Inc. J. Joe Ricketts is Chairman and

Founder of the Company. J. Peter Ricketts is the Company’s Executive Vice President and Chief Operating Officer and serves as Vice Chairman of the Board of Directors. The secondary offering was conducted pursuant to the terms of a registration rights agreement dated July 26, 2002 entered into among the Company and the selling stockholders, among others, in connection with the Datek merger. In accordance with the terms of the registration rights agreement, the Company agreed to pay various expenses of the offering totaling approximately $0.6 million.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding the effect of client trading activity on our results of operations; our expectations regarding average commissions and clearing fees per trade; our expectations regarding growth of net interest revenue; our expectations regarding the effect of client trading activity on account maintenance fee revenues; our expectations regarding the number of full-time equivalent employees; our expected amounts of employee compensation and benefits, professional services and advertising expenses; our expectations regarding our effective income tax rate; our anticipated capital and liquidity needs and our plans to finance such needs; and our expectations regarding the impact of recently issued accounting pronouncements.

Our significant accounting policies are disclosed in the Notes to Consolidated Financial Statements for the fiscal year ended September 26, 2003. In the opinion of management, we do not have any critical accounting policies which routinely involve unusually difficult, subjective or complex judgments.

Unless otherwise indicated, the terms “we”, “us” or “Company” in this report refer to Ameritrade Holding Corporation and its wholly owned subsidiaries. The term “GAAP” refers to generally accepted accounting principles in the United States.

GLOSSARY OF TERMS

In discussing and analyzing our business, we utilize several metrics and other terms that are defined in the following Glossary of Terms. Italics indicate other defined terms that appear elsewhere in the Glossary.

Glossary of Terms

Account maintenance fees – A $15 quarterly fee assessed on funded brokerage accounts with less than $2,000 in total liquidation value. This fee is not assessed if:

•	the account is a beneficiary account or IRA account,

•	the account has been open less than six months, or

•	at least four trades have been executed in the account in the last six months.

This fee is assessed at the close of business on the last Friday of the second month of each quarter (February, May, August, and November).

Activity rate – Average client trades per day during the period divided by the average number of total accounts during the period.

Average client trades per account (annualized) – Total trades divided by the average number of total accounts during the period, annualized based on the number of trading days in the fiscal year.

Average client trades per day – Total trades divided by the number of trading days in the period.

Glossary of Terms

Average commissions and clearing fees per trade – Total commissions and clearing fee revenues as reported on the Company’s Statement of Operations divided by total trades for the period. Commissions and clearing fee revenues primarily consist of trading commissions and revenue-sharing arrangements with market destinations (also referred to as “payment for order flow”).

Beneficiary accounts – Brokerage accounts managed by a custodian, guardian, conservator or trustee on behalf of one or more beneficiaries. Examples include Uniform Gift to Minors Act (UGMA), Uniform Transfer to Minors Act (UTMA), guardianship, conservatorship, trust, pension or profit plan for small business accounts.

Brokerage accounts – Accounts maintained by the Company on behalf of clients for securities brokerage activities. The primary types of brokerage accounts are cash accounts, margin accounts, IRA accounts and beneficiary accounts.

Cash accounts – Brokerage accounts that do not have margin account approval.

Clearing accounts – Accounts for which the Company serves as the clearing broker/dealer on behalf of an unaffiliated introducing broker/dealer. The Company charges a fee to the introducing broker/dealer to process trades in clearing accounts.

Client assets – The total value of cash and securities in brokerage accounts.

Client credit balances – Client cash held in brokerage accounts, excluding balances generated by client short sales, on which no interest is paid. Interest paid on client credit balances is a reduction of net interest revenue.

Client margin balances – The total amount of cash loaned to clients in margin accounts. Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue.

EBITDA – EBITDA (earnings before interest, taxes, depreciation and amortization) is considered a Non-GAAP financial measure as defined by SEC Regulation G. We consider EBITDA an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible asset amortization, as well as any non-cash gains or charges. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

EPS from ongoing operations – EPS from ongoing operations is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define EPS from ongoing operations as earnings (loss) per share, adjusted to remove any significant unusual gains or charges. We consider EPS from ongoing operations an important measure of the financial performance of our ongoing business. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. EPS from ongoing operations should be considered in addition to, rather than as a substitute for, basic and diluted earnings per share.

Expenses excluding advertising – Expenses excluding advertising is considered a Non-GAAP financial measure as defined by SEC Regulation G. Expenses excluding advertising consists of total expenses, adjusted to remove advertising expense. We consider expenses excluding advertising an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Expenses excluding advertising should be considered in addition to, rather than as a substitute for, total expenses.

IRA accounts (Individual Retirement Arrangements) – A personal trust account for the exclusive benefit of a U.S. individual (or his or her beneficiaries) that provides tax advantages in accumulating funds to save for retirement or other qualified purposes. These accounts are subject to numerous restrictions on additions to and withdrawals from the account, as well as prohibitions against certain investments or transactions conducted within the account. The Company offers traditional, Roth, Savings Incentive Match Plan for Employees (SIMPLE) and Simplified Employee Pension (SEP) IRA accounts.

Glossary of Terms

Liquid assets – Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) the market value, net of tax, of our investment in Knight Trading Group, Inc. that is not subject to a prepaid variable forward contract for future sale and c) regulatory net capital of our broker-dealer subsidiaries in excess of 5% of aggregate debit items. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered in addition to, rather than as a substitute for, cash and cash equivalents.

Liquidation value – The net value of a client’s account holdings as of the close of a regular trading session. Liquidation value includes client cash and the value of long security positions, less margin balances and the cost to buy back short security positions.

Margin accounts – Brokerage accounts in which clients may borrow from the Company to buy securities or for any other purpose, subject to regulatory and Company-imposed limitations.

Net interest revenue – Net interest revenue is interest revenues less client interest expense. Interest revenues are generated by charges to clients on margin balances maintained in margin accounts and the investment of cash from operations and segregated cash in short-term marketable securities. Client interest expense consists of amounts paid or payable to clients based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Client interest expense does not include interest on Company borrowings.

Operating margin – Operating margin is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define operating margin as pre-tax income, adjusted to remove advertising expense and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income and net income.

Qualified accounts – All open client accounts with a total liquidation value greater than or equal to $2,000, except clearing accounts. Historically, qualified accounts have generated the vast majority of the Company’s revenues. The Company’s normal account-opening requirement for non-IRA accounts is $2,000. Additionally, accounts with $2,000 or more of liquidation value are not subject to account maintenance fees and may be eligible for margin account approval.

Segregated cash – Client cash and investments segregated in compliance with SEC Rule 15c3-3 (the Customer Protection Rule) and other regulations. Interest earned on segregated cash is a component of net interest revenue.

Total accounts – All open client accounts (funded and unfunded), except clearing accounts.

Total trades – All client securities trades, which are executed by the Company’s broker/dealer subsidiaries on an agency basis. Total trades are the principal source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, mutual funds and debt instruments. Substantially all trades generate revenue from commissions, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).

Trading days – Days in which the U.S. equity markets are open for a full trading session. Reduced exchange trading sessions are treated as half trading days.

RESULTS OF OPERATIONS

Over the past four fiscal quarters, the U.S. equity markets have improved. Trading activity on the primary U. S. equity markets increased. Major U.S. equity indexes including the Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 Index have risen. Improved conditions in the U.S. equity markets have significantly impacted our results of operations. There is a positive correlation between the increased volume of our clients’ trading activity and our improved results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity is maintained or improves as compared to the most recent fiscal quarter, we expect that it would have a positive impact on our results of operations. If client trading activity were to decline, we expect that it would have a negative impact on our results of operations.

Financial Performance Metrics

Pre-tax income, operating margin and EBITDA (earnings before interest, taxes, depreciation and amortization) are key metrics we use in evaluating our financial performance. Operating margin and EBITDA are both considered non-GAAP financial measures as defined by SEC Regulation G.

We define operating margin as pre-tax income, adjusted to remove advertising expense and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income and net income.

We consider EBITDA an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible asset amortization, as well as any non-cash gains or charges. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Six months ended
	March 26, 2004		March 28, 2003		March 26, 2004		March 28, 2003
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$155,155	62.9%	$43,167	29.2%	$297,996	63.0%	$112,413	34.3%
Less:
Advertising	(30,152)	-12.2%	(26,988)	-18.3%	(53,218)	-11.2%	(59,026)	-18.0%
Gain/(loss) on disposal of property	196	0.1%	5,527	3.7%	376	0.1%	5,118	1.6%
Restructuring and asset impairment charges	0	0.0%	(5,047)	-3.4%	0	0.0%	(5,047)	-1.5%

Pre-tax income	$125,199	50.7%	$16,659	11.3%	$245,154	51.8%	$53,458	16.3%

EBITDA
EBITDA	$131,360	53.2%	$25,406	17.2%	$258,109	54.5%	$72,118	22.0%
Less:
Depreciation and amortization	(5,604)	-2.3%	(7,629)	-5.2%	(11,561)	-2.4%	(16,354)	-5.0%
Interest on borrowings	(557)	-0.2%	(1,118)	-0.8%	(1,394)	-0.3%	(2,306)	-0.7%

Pre-tax income	$125,199	50.7%	$16,659	11.3%	$245,154	51.8%	$53,458	16.3%

Our improved pre-tax income, operating margin and EBITDA for the three- and six-month periods ended March 26, 2004 compared to the three- and six-month periods ended March 28, 2003 are largely due to significantly increased net revenues resulting primarily from increased client trading volumes and increased client margin and credit balances. While net revenues increased, we did not incur corresponding significant increases in expenses. More detailed analysis of net revenues and expenses is presented later in this discussion.

Trading Activity and Account Metrics

The following table sets forth several operating metrics, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Six months ended
			%			%
	Mar. 26, 2004	Mar. 28, 2003	Change	Mar. 26, 2004	Mar. 28, 2003	Change
Average client trades per day	211,917	116,246	82%	192,605	130,002	48%
Average client trades per account (annualized)	15.8	9.5	66%	14.6	10.7	37%
Activity rate	6.3%	3.8%	66%	5.9%	4.3%	37%
Total trades (in millions)	12.50	6.97	79%	23.79	16.12	48%
Average commissions and clearing fees per trade	$13.53	$13.29	2%	$13.51	$12.96	4%
Trading days	59.0	60.0	-2%	123.5	124.0	0%
Total accounts (ending)	3,425,000	3,064,000	12%
Qualified accounts (ending)	1,700,000	1,334,000	27%
Client assets (ending, in billions)	$71.9	$39.1	84%

Net Interest Revenue Metrics

The following tables set forth metrics that we use in analyzing net interest revenue:

	Three months ended Mar. 26, 2004		Three months ended Mar. 28, 2003
					Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Difference
Segregated cash	$7,730	1.00%	$6,206	1.22%	24.6%	(0.22%)
Client margin balances	$3,370	4.88%	$1,472	4.84%	128.9%	0.04%
Client credit balances	$9,048	(0.12%)	$6,765	(0.27%)	33.7%	0.15%

	Six months ended Mar. 26, 2004		Six months ended Mar. 28, 2003
					Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Difference
Segregated cash	$7,627	0.98%	$6,111	1.33%	24.8%	(0.35%)
Client margin balances	$2,973	4.92%	$1,394	4.92%	113.3%	0.00%
Client credit balances	$8,689	(0.12%)	$6,556	(0.29%)	32.5%	0.17%

Three-Month Periods Ended March 26, 2004 and March 28, 2003

Net Revenues.

Commissions and clearing fees increased 82 percent to $169.1 million for the second quarter of fiscal 2004 from $92.7 million for the second quarter of fiscal 2003, primarily due to higher client trading volumes and increased commissions and clearing fees per trade, partially offset by the impact of one less trading day during the second quarter of fiscal 2004. Average trades per day increased 82 percent to 211,917 for the second quarter of fiscal 2004 from 116,246 in the second quarter of fiscal 2003. Clients averaged approximately 15.8 annualized trades per account during the second quarter of fiscal 2004, compared to approximately 9.5 annualized trades per account for the second quarter of fiscal 2003. Commissions and clearing fees per trade increased to $13.53 in the second quarter of fiscal 2004 from $13.29 for the second quarter of fiscal 2003, due primarily to higher payment for order flow revenue per trade during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. We expect average commissions and clearing fees per trade to range from approximately $13.10 to $13.60 per trade during the second half of fiscal 2004, depending on the mix of trading activity, level of payment for order flow revenue and other factors.

Net interest revenue increased 73 percent to $57.2 million for the second quarter of fiscal 2004 from $33.0 million for the second quarter of fiscal 2003. Average client margin balances increased 129 percent in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, and the average interest rate charged on client margin balances increased by four basis points. Average segregated cash increased by 25 percent in the second quarter of fiscal 2004 from the second quarter of fiscal 2003. The increased interest income resulting from these factors was partially offset by a decrease of 22 basis points in the average interest rate earned on segregated cash and an increase of 34 percent in average client credit balances in the second quarter of fiscal 2004 from the second quarter of fiscal 2003. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin and credit balances.

Other revenues decreased six percent to $20.6 million for the second quarter of fiscal 2004 from $21.9 million for the second quarter of fiscal 2003, due primarily to a $3.5 million decrease in account maintenance fee revenue in fiscal 2004, partially offset by higher money market fee income due to higher fund balances. Account maintenance fees are charged based in part on client trading activity, therefore increased client trading activity may result in decreased revenues from account maintenance fees.

Expenses.

Employee compensation and benefits expense decreased 12 percent to $43.9 million for the second quarter of fiscal 2004 compared to $49.7 million for the second quarter of fiscal 2003. Full-time equivalent employees totaled 1,938 at the end of the second quarters of both fiscal 2004 and fiscal 2003. Employee compensation expense decreased, due primarily to the elimination of duplicate clearing and technology functions during fiscal 2003 in connection with the Datek merger integration, partially offset by client service employees added during fiscal 2004 to accommodate increased client trading volume. We currently expect the number of full-time equivalent employees to range between 1,900 and 2,200 during the remainder of fiscal

2004, depending on market conditions. We expect quarterly employee compensation expense to range between $36 million and $43 million for the remainder of fiscal 2004.

Clearing and execution costs include incremental third-party expenses that tend to fluctuate as a result of fluctuations in client accounts or trades. Examples of expenses included in this category are statement and confirmation processing and postage costs and clearing expenses paid to the National Securities Clearing Corporation, option exchanges and other market centers. Clearing and execution costs were virtually unchanged at $6.8 million for the second quarter of fiscal 2004 compared to $6.9 million for the second quarter of fiscal 2003, as the impact of higher client trading volumes was offset by the effect of approximately $3 million in refunds and adjustments in the second quarter of fiscal 2004 for clearing and execution costs related to previous periods.

Communications expense increased slightly to $11.2 million for the second quarter of fiscal 2004 compared to $10.9 million for the second quarter of fiscal 2003, due primarily to increased expense for quotes and market information, partially offset by lower telecommunications expenses.

Occupancy and equipment costs decreased 36 percent to $9.9 million for the second quarter of fiscal 2004 from $15.6 million for the second quarter of fiscal 2003, due to facilities and equipment reductions during fiscal 2003 resulting from the Datek merger and lower technology licensing costs.

Depreciation and amortization decreased 27 percent to $5.6 million for the second quarter of fiscal 2004 from $7.6 million for the second quarter of fiscal 2003, due primarily to the effects of noncompete agreements related to the Datek merger that expired and became fully amortized by the end of fiscal 2003 and tangible assets that have become fully depreciated.

Professional services expense decreased four percent to $8.7 million for the second quarter of fiscal 2004, from $9.1 million for the second quarter of fiscal 2003. Our usage of consulting services during the second quarters of both fiscal 2004 and fiscal 2003 was relatively high, due to new corporate development initiatives in fiscal 2004 and the Datek merger integration in fiscal 2003. We expect professional services expense to range between $7 million and $9 million per quarter for the remainder of fiscal 2004.

(Gain)/loss on disposal of property includes approximately $5.3 million of gain recognized on the sale/leaseback of our Kansas City data center facility in the second quarter of fiscal 2003.

Advertising expenses increased 12 percent to $30.2 million for the second quarter of fiscal 2004 from $27.0 million for the second quarter of fiscal 2003. We increased our advertising spending during the second quarter of fiscal 2004, due primarily to improved stock market conditions. We expect approximately $37 million to $68 million of advertising expenditures for the remainder of fiscal 2004, depending on market conditions.

Restructuring and asset impairment charges during the second quarter of fiscal 2003 consisted primarily of severance pay and benefits for approximately 110 employees in connection with the closing of our TradeCast business and consolidation of the Ameritrade and Datek technology organizations; and non-cancelable lease costs in connection with the closing of the TradeCast business.

Our effective income tax rate was approximately 35 percent for the second quarter of fiscal 2004, compared to approximately 42 percent for the second quarter of fiscal 2003. The Datek integration has resulted in a larger percentage of our payroll and assets being located in lower income tax states such as Nebraska and Texas as opposed to higher income tax states such as New York and New Jersey. Accordingly, we expect our effective income tax rate for the remainder of fiscal 2004 to be approximately 39 percent. The adjustment to our net deferred income tax liabilities to apply the current 39 percent rate resulted in a lower than normal effective income tax rate for the second quarter of fiscal 2004.

Six-Month Periods Ended March 26, 2004 and March 28, 2003

Net Revenues.

Commissions and clearing fees increased 54 percent to $321.4 million in the first half of fiscal 2004 from $208.9 million in the first half of fiscal 2003, primarily due to higher client trading volumes and increased commissions and clearing fees per trade. Average trades per day increased 48 percent to 192,605 in the first half of fiscal 2004 from 130,002 in the first half of fiscal 2003. Clients averaged approximately 14.6 annualized trades per account during the first half of fiscal 2004, compared to approximately 10.7 annualized trades per account during the first half of fiscal 2003. Commissions and clearing fees per trade increased to $13.51 in the first half of fiscal 2004 from $12.96 in the first half of fiscal 2003, due primarily to the implementation of a new pricing schedule effective October 19, 2002 and higher payment for order flow revenue per trade during the first half of fiscal 2004 compared to the first half of fiscal 2003.

Net interest revenue increased 60 percent to $110.7 million in the first half of fiscal 2004 from $69.0 million in the first half of fiscal 2003. Average client margin balances increased 113 percent in the first half of fiscal 2004 compared to the first half of fiscal 2003. Average segregated cash increased by 25 percent in the first half of fiscal 2004 from the first half of fiscal 2003. The increased interest income resulting from the higher client margin balances and segregated cash was partially offset by a decrease of 35 basis points in the average interest rate earned on segregated cash and an increase of 33 percent in client credit balances in the first half of fiscal 2004 from the first half of fiscal 2003.

Other revenues decreased 18 percent to $41.2 million in the first half of fiscal 2004 from $50.2 million in the first half of fiscal 2003, due primarily to lower account maintenance fee income in the first half of fiscal 2004 and decreased licensing fee revenue due to the shutdown of our Watcher Technologies business in fiscal 2003, partially offset by higher money market fee income for the first half of fiscal 2004.

Expenses.

Employee compensation and benefits expense decreased 18 percent to $78.2 million in the first half of fiscal 2004 from $95.5 million in the first half of fiscal 2003, due primarily to the elimination of duplicate clearing and technology functions during fiscal 2003 in connection with the Datek merger integration, partially offset by client service employees added during fiscal 2004 to accommodate increased client trading volume. Full-time equivalent employees totaled 1,938 at the end of the second quarters of both fiscal 2004 and fiscal 2003. During the first half of fiscal 2003, we also incurred approximately $3.8 million of compensation expense for stock appreciation rights assumed in the Datek merger, due to increases in our stock price and costs of a cash-out offer to SAR holders. As of March 26, 2004, there were approximately 19,000 SARs outstanding with a weighted average exercise price of $4.87 per share, compared with approximately 75,000 SARs outstanding at March 28, 2003.

Clearing and execution costs decreased 12 percent to $15.9 million for the first half of fiscal 2004 compared to $18.1 million for the first half of fiscal 2003, due primarily to approximately $3 million in refunds and adjustments in the first half of fiscal 2004 for clearing and execution costs related to previous periods, partially offset by the effect of higher client trading volumes.

Communications expense decreased 11 percent to $20.4 million in the first half of fiscal 2004 compared to $23.0 million in the first half of fiscal 2003, due primarily to lower telecommunications expenses.

Occupancy and equipment costs decreased 34 percent to $21.4 million in the first half of fiscal 2004 from $32.2 million in the first half of fiscal 2003, due to facilities and equipment reductions during fiscal 2003 resulting from the Datek merger and lower technology licensing costs.

Depreciation and amortization decreased 29 percent to $11.6 million in the first half of fiscal 2004 from $16.4 million in the first half of fiscal 2003, due primarily to the effects of noncompete agreements related to the Datek merger that expired and became fully amortized by the end of fiscal 2003 and tangible assets that have become fully depreciated.

Professional services expense decreased 27 percent to $15.1 million in the first half of fiscal 2004 from $20.7 million in the first half of fiscal 2003. This decrease was primarily due to increased usage of consulting services during the first half of fiscal 2003 due to the Datek merger integration.

(Gain)/loss on disposal of property includes approximately $5.3 million of gain recognized on the sale/leaseback of our Kansas City data center facility in the first half of fiscal 2003.

Advertising expenses decreased 10 percent to $53.2 million in the first half of fiscal 2004 from $59.0 million in the first half of fiscal 2003. The higher level of advertising expenditures during the first half of fiscal 2003 was principally due to our introduction of a new suite of products and services and a new pricing schedule in October 2002.

Restructuring and asset impairment charges during the first half of fiscal 2003 consisted primarily of severance pay and benefits for approximately 110 employees in connection with the closing of our TradeCast business and consolidation of the Ameritrade and Datek technology organizations, and non-cancelable lease costs in connection with the closing of the TradeCast business.

Our effective income tax rate was approximately 38 percent for the first half of fiscal 2004, compared to approximately 41 percent for the first half of fiscal 2003. The Datek integration has resulted in a larger percentage of our payroll and assets being located in lower income tax states such as Nebraska and Texas as opposed to higher income tax states such as New York and New Jersey. Accordingly, we expect our effective income tax rate for the remainder of fiscal 2004 to be approximately 39 percent. The adjustment to our net deferred income tax liabilities to apply the current 39 percent rate resulted in a lower than normal effective income tax rate for the first half of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first half of fiscal 2004 were financed primarily from our earnings and cash on hand. We plan to finance our capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

Dividends from our subsidiaries are another source of liquidity for the holding company. Some of our subsidiaries are subject to requirements of the SEC and NASD relating to liquidity, capital standards, and the use of client funds and securities, which may limit funds available for the payment of dividends to the holding company.

Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits”, which primarily are a function of client margin balances at our broker-dealer subsidiaries. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The holding company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.

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

	March 26,	September 26,
	2004	2003	Change
Cash and cash equivalents	$201,021	$248,623	$(47,602)
Less: Broker-dealer cash and cash equivalents	(151,407)	(55,634)	(95,773)

Non broker-dealer cash and cash equivalents	49,614	192,989	(143,375)
Plus: Excess broker-dealer regulatory net capital	146,381	142,305	4,076

Liquid assets	$195,995	$335,294	$(139,299)

The decrease in liquid assets from September 26, 2003 to March 26, 2004 is primarily due to cash used in financing activities of $198.9 million (see “Cash Flow” below) and an increase in aggregate debit items which resulted in increased regulatory net capital required of $72.1 million, partially offset by net income of $152.9 million. The remaining $21.2 million of the change in liquid assets is due to non-cash expenses that are reflected in net income, changes in non broker-dealer working capital due to timing of income tax and other payments, and other miscellaneous changes in excess regulatory net capital.

Cash Flow

Cash provided by operating activities was $212.2 million for the first half of fiscal 2004, compared to $48.4 million of cash used in operating activities for the first half of fiscal 2003. Cash flow activity in the first half of fiscal 2003 included substantial reductions in accounts payable and accrued liabilities assumed in the Datek merger, which were funded by cash acquired in the Datek merger.

Cash used in investing activities was $60.9 million for the first half of fiscal 2004, compared to cash provided by investing activities of $17.5 million for the first half of fiscal 2003. The cash used in investing activities in the first half of fiscal 2004 consisted primarily of $55.1 million paid in the acquisition of Bidwell & Company. The cash provided by investing activities in the first half of fiscal 2003 was due primarily to $23.2 million of proceeds from the sale/leaseback of our Kansas City data center facility.

Cash used in financing activities was $198.9 million for the first half of fiscal 2004, compared to $16.1 million for the first half of fiscal 2003. The financing activities in the first half of fiscal 2004 consisted primarily of $172.2 million of stock repurchases and the early redemption of the convertible subordinated notes for $46.8 million. Ameritrade Northwest, Inc. (formerly Bidwell) also borrowed $8.5 million on its secured credit facility to fund daily liquidity needs. We expect to repay this borrowing upon the transfer of Ameritrade Northwest, Inc.’s client accounts to Ameritrade, Inc., which is expected to occur during the third quarter of fiscal 2004.

Loan Agreement

On December 15, 2003, we entered into a third amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $75 million through December 13, 2004, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, is equal to the lesser of (i) the prime rate or (ii) one month LIBOR plus 2.0 percent. At March 26, 2004, the interest rate on the revolving credit agreement would have been 3.09 percent. We also pay a commitment fee of 0.0025 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at March 26, 2004 and no outstanding indebtedness under the prior revolving credit agreement at September 26, 2003. The revolving credit agreement contains certain covenants and restrictions, including requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibits the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.

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

We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of March 26, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $54.2 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet.

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

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of our Common Stock, a 30 million-share increase from the previous authorization. Through March 26, 2004, we have repurchased a total of approximately 29.7 million shares at a weighted average purchase price of $8.86 per share. During the first half of fiscal 2004, we repurchased approximately 13.1 million shares at a weighted average purchase price of $13.19 per share.

Off-Balance Sheet Arrangements

The Company does not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

FIN No. 46 – In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The FASB deferred the effective date for applying the provisions of FIN No. 46 for certain variable interest entities to periods ending after March 15, 2004. The implementation of FIN No. 46, as revised, had no impact on our consolidated financial statements.

Item 3. – Quantitative and Qualitative Disclosures about Market Risk

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

As a fundamental part of our brokerage business, we hold short-term interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.3 billion at March 26, 2004 and $7.9 billion at September 26, 2003. We invest these funds in repurchase agreements, short-term fixed-rate U.S. Treasury Bills and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $9.4 billion at March 26, 2004 and $9.6 billion at September 26, 2003, in the form of client credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management.

At March 26, 2004 and September 26, 2003, we had $0 and $46.3 million, respectively, of convertible subordinated notes outstanding, which bore interest at a fixed rate of 5.75 percent. We had no borrowings outstanding under our $75 million revolving credit agreement, which bears interest at a floating rate, as of March 26, 2004 and September 26, 2003. At March 26, 2004, one of our broker/dealer subsidiaries had $8.5 million borrowed on a secured credit facility for purposes of funding daily liquidity needs. This borrowing bears interest at a floating rate, which was approximately 1.4 percent at March 26, 2004. We hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 75,700 shares of The Nasdaq Stock Market, Inc., which were recorded at fair value of $99.4 million ($61.3 million net of tax) at March 26, 2004 and have exposure to market price risk. The same securities were recorded at fair value of $90.6 million ($55.0 million net of tax) at September 26, 2003. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $9.9 million at March 26, 2004. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of March 26, 2004 and September 26, 2003, the fair value of the embedded collars was approximately $54.2 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

At March 26, 2004 and September 26, 2003, we had an equity index swap arrangement for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument were offset by changes in our obligation to our CEO. Effective April 15, 2004, the CEO changed his investment election under the deferred compensation arrangement from an equity index to a group of fixed income securities currently earning interest at an annual rate of approximately 1.15 percent. Accordingly, we terminated our equity index swap arrangement.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 4. – Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 26, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

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

NASD Investigation – On March 11, 2004 the Company reached a settlement with the National Association of Securities Dealers, Inc. (“NASD”) resolving all issues related to the NASD’s investigation into specified client trading in cash accounts that had occurred at Datek Online Financial Services, LLC, iClearing LLC and Ameritrade, Inc. Under the terms of the settlement, the Company agreed to censures and to pay NASD a fine of $10 million. As part of the settlement, the Company neither admitted nor denied the allegations; there were no allegations of monetary harm to investors. Approximately $7.8 million of the settlement was included in accruals recorded in connection with the merger with Datek Online Holdings Corp. The remaining amount was also accrued for in prior periods. The settlement had no impact on the Company’s consolidated statement of operations for the three months or six months ended March 26, 2004.

Item 2. – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2004 – January 30, 2004	1,000,000	$15.66	1,000,000	12,657,338
January 31, 2004 – February 27, 2004	950,000	$16.30	950,000	11,707,338
February 28, 2004 – March 26, 2004	1,375,000	$15.03	1,375,000	10,332,338

Total – Three months ended March 26, 2004	3,325,000	$15.58	3,325,000	10,332,338

The Company’s Common Stock repurchase program was announced on September 9, 2002. The Company’s Board of Directors authorized the Company to repurchase up to 40 million shares over a two-year period expiring September 9, 2004. On May 5, 2004, the Company’s Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, the Company may repurchase, from time to time, up to 70 million shares of Common Stock, a 30 million-share increase from the previous authorization. The September 9, 2002 program, as extended, is the only program currently in effect and there have been no programs that have expired during the period covered by this report. The Company did not make any repurchases other than through the publicly announced program during the quarter covered by this report.

Item 4. – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 10, 2004. Three persons were nominated by the Board of Directors to serve as Class II directors for terms of three years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD
J. Peter Ricketts	315,304,643	72,504,378
C. Kevin Landry	359,636,341	28,172,680
Mark L. Mitchell	363,960,683	23,848,338

The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 24, 2004, was approved as follows:

			ABSTENTIONS
			AND BROKER
	FOR	AGAINST	NON-VOTES
Votes	382,312,636	5,408,765	87,620

Item 5. – Other Information

Amendments to the Company’s Code of Ethics

On May 4, 2004, the Board of Directors of the Company adopted a new Code of Business Conduct and Ethics (the “New Code”). The New Code is applicable to the Board of Directors, officers and employees of the Company.

Sections I-III, V and VI of the New Code constitute the Company’s code of ethics for the purposes of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC thereunder (“Section 406 Code”) and the Company’s code of conduct for the purposes of NASD Rule 4350(n). These sections of the New Code supercede the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Other Senior Financial Officers (the “Prior Code”), which the Company previously adopted and filed with the SEC. These sections of the New Code are substantially similar to the Prior Code; however, they contain changes that, among other things, (a) reflect the broader scope of persons covered by the New Code, (b) address other requirements of The Nasdaq Stock Market, (c) add provisions regarding regulatory reporting and supplemental provisions regarding public disclosure, and (d) add provisions stating that the standards contained in the New Code do not prohibit any action permitted by the Company’s Certificate of Incorporation.

The New Code in Section IV contains or refers to standards and policies that are in addition to the Section 406 Code.

The full text of the New Code is attached as Exhibit 14.

Item 6. – Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

	3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

	10.1	Executive Employment Agreement, dated as of February 1, 2004, between Anne L. Nelson and Ameritrade Holding Corporation

	10.2	Ameritrade Holding Corporation Executive Deferred Compensation Program, As Amended and Restated on October 1, 2000 and As Further Amended Through February 2004

	14	Code of Ethics

	15.1	Independent accountants’ awareness letter

	31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On January 20, 2004, a Form 8-K was furnished under Items 7 and 12.

On March 9, 2004, a Form 8-K was furnished under Item 9.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2004

Ameritrade Holding Corporation (Registrant)

by:	/s/ Joseph H. Moglia

Joseph H. Moglia Chief Executive Officer (Principal Executive Officer)

by:	/s/ John R. MacDonald

John R. MacDonald Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)