Form 10-Q
period 2004-06-25
AMERITRADE HOLDING CORP
filed 2004-08-03
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 25, 2004

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-49992

AMERITRADE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of July 30, 2004, there were 409,052,378 outstanding shares of the registrant’s Common Stock.

AMERITRADE HOLDING CORPORATION

Part I – FINANCIAL INFORMATION

     Item 1. – Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively “the Company”) as of June 25, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 25, 2004 and June 27, 2003, and of cash flows for the nine-month periods ended June 25, 2004 and June 27, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries as of September 26, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 26, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

August 2, 2004
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 25,	September 26,
	2004	2003
ASSETS
Cash and cash equivalents	$129,756	$248,623
Cash and investments segregated in compliance with federal regulations	7,690,780	7,878,421
Receivable from brokers, dealers and clearing organizations	2,926,533	2,921,732
Receivable from clients and correspondents – net of allowance for doubtful accounts	3,373,808	2,202,170
Property and equipment – net of accumulated depreciation and amortization	33,488	36,159
Goodwill	770,390	734,903
Acquired intangible assets – net of accumulated amortization	249,836	238,147
Investments	80,909	91,740
Other assets	49,192	52,373

Total assets	$15,304,692	$14,404,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,711,835	$3,142,436
Payable to clients and correspondents	10,072,347	9,611,243
Accounts payable and accrued liabilities	154,564	169,569
Prepaid variable forward derivative instrument	36,551	46,668
Prepaid variable forward contract obligation	37,394	36,194
Convertible subordinated notes	—	46,295
Income taxes payable	26,579	34,351
Deferred income taxes	77,970	81,738

Total liabilities	14,117,240	13,168,494

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,195,051	1,188,444
Retained earnings	273,324	58,172
Treasury stock, Common, at cost – June 25, 2004 - 24,850,707 shares; Sept. 26, 2003 – 5,297,346 shares	(312,121)	(41,452)
Deferred compensation	982	708
Accumulated other comprehensive income	25,865	25,551

Total stockholders’ equity	1,187,452	1,235,774

Total liabilities and stockholders’ equity	$15,304,692	$14,404,268

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Revenues:
Commissions and clearing fees	$136,231	$129,019	$457,635	$337,899
Interest revenue	64,562	43,265	180,433	122,765
Other	21,891	21,221	63,112	71,455

Total revenues	222,684	193,505	701,180	532,119
Client interest expense	2,692	4,994	7,884	15,447

Net revenues	219,992	188,511	693,296	516,672

Expenses:
Employee compensation and benefits	40,384	38,725	118,588	131,072
Clearing and execution costs	8,260	8,660	24,155	26,720
Communications	10,936	11,087	31,382	34,135
Occupancy and equipment costs	10,720	12,285	32,080	44,506
Depreciation and amortization	5,897	8,267	17,458	24,621
Professional services	8,957	6,317	24,053	27,044
Interest on borrowings	565	1,306	1,959	3,612
Gain on disposal of property	(199)	(17)	(575)	(5,134)
Other	5,254	2,938	16,607	13,622
Advertising	27,197	16,527	80,414	75,554
Restructuring and asset impairment charges	—	612	—	5,659

Total expenses	117,971	106,707	346,121	381,411

Pre-tax income	102,021	81,804	347,175	135,261
Provision for income taxes	39,763	31,933	132,023	53,732

Net income	$62,258	$49,871	$215,152	$81,529

Basic earnings per share	$0.15	$0.12	$0.51	$0.19
Diluted earnings per share	$0.15	$0.12	$0.50	$0.19
Weighted average shares outstanding – basic	415,252	424,695	420,599	427,454
Weighted average shares outstanding – diluted	424,002	430,495	430,386	430,735

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	June 25, 2004	June 27, 2003
Cash flows from operating activities:
Net income	$215,152	$81,529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,469	10,998
Amortization of intangible assets	8,989	13,623
Deferred income taxes	(1,008)	28,265
Gain on disposal of property	(575)	(5,134)
Loss/(gain) on debt retirement	791	(182)
Other non-cash expenses, net	1,825	707
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	187,641	(1,675,619)
Brokerage receivables	(1,030,228)	(1,213,252)
Other assets	3,968	5,626
Brokerage payables	886,612	2,906,478
Accounts payable and accrued liabilities	(20,535)	(92,810)
Income taxes payable	4,336	(51,456)

Net cash flows from operating activities	265,437	8,773

Cash flows from investing activities:
Purchase of property and equipment	(6,011)	(6,565)
Proceeds from sale of property and equipment	15	24,772
Cash paid in business combinations, net	(56,350)	(5,215)
Purchase of investments	(36)	—

Net cash flows from investing activities	(62,382)	12,992

Cash flows from financing activities:
Proceeds from notes payable	42,500	—
Proceeds from prepaid variable forward contract	—	35,489
Principal payments on notes payable	(89,328)	(1,168)
Proceeds from exercise of stock options and other	13,103	26,278
Purchase of treasury stock	(288,633)	(61,460)
Payments received on stockholder loans	428	10,122

Net cash flows from financing activities	(321,930)	9,261

Effect of exchange rate changes on cash and cash equivalents	8	135

Net increase (decrease) in cash and cash equivalents	(118,867)	31,161
Cash and cash equivalents at beginning of period	248,623	198,398

Cash and cash equivalents at end of period	$129,756	$229,559

Supplemental cash flow information:
Interest paid	$10,258	$17,946
Income taxes paid	$128,672	$76,921
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$12,154	$8,063

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

2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

On June 7, 2004, the Company announced that Ameritrade, Inc., a wholly owned subsidiary of the Company, signed a definitive agreement to purchase the online retail accounts of JB Oxford & Company, a subsidiary of JB Oxford Holdings, Inc. The purchase price will not exceed $26 million. The transaction is expected to close during Fall 2004, subject to regulatory approval and approval of JB Oxford Holdings, Inc. shareholders.

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

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill by reportable segment for the nine months ended June 25, 2004:

	Private Client	All
	Division	Other	Total
Balance as of September 26, 2003	$734,814	$89	$734,903
Goodwill recorded in Bidwell acquisition	36,749	—	$36,749
Tax benefit of option exercises (1)	(1,262)	—	$(1,262)

Balance as of June 25, 2004	$770,301	$89	$770,390

(1)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist primarily of client relationship intangible assets and had a carrying value of $249.8 million, net of $21.3 million of accumulated amortization as of June 25, 2004. The Company expects amortization expense on existing acquired intangible assets to be $3.1 million for the remainder of fiscal 2004 and approximately $12.4 million for each of the five succeeding fiscal years.

3. INVESTMENTS

The Company’s investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding common shares as of June 25, 2004. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of June 25, 2004 and September 26, 2003, the Company’s investment in Knight was valued at $79.8 million and $90.0 million, respectively. The Company’s cost basis is $0.7 million; therefore the gross unrealized gain was $79.1 million and $89.3 million at June 25, 2004 and September 26, 2003, respectively.

During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares. The forward contracts mature on various dates in fiscal years 2006 and 2007. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of June 25, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $36.6 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet.

The following table summarizes the Company’s investments, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see Note 11 for a complete summary of comprehensive income):

			Difference
			(Other
	June 25,	September 26,	Comprehensive
	2004	2003	Income)
Assets
Investment in Knight	$79,785	$89,986	$(10,201)
Investment in The Nasdaq Stock Market, Inc.	510	624	(114)

Total marketable equity securities	80,295	90,610	$(10,315)

Other investments	614	1,130	N/A

Total investments	$80,909	$91,740	N/A

Liabilities
Prepaid variable forward derivative instrument	$(36,551)	$(46,668)	$10,117

Prepaid variable forward contract obligation	$(37,394)	$(36,194)	N/A

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(30,696)	$(35,608)	$4,912
Derivative instrument	14,255	18,667	(4,412)

Deferred income taxes on unrealized (gains)/losses, net	$(16,441)	$(16,941)	$500

4. RESTRUCTURING AND EXIT LIABILITIES

The following table summarizes activity in the Company’s restructuring and acquisition exit liabilities for the three-month and nine-month periods ended June 25, 2004:

	Three Months Ended June 25, 2004
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Mar. 26, 2004	Charges	Liability	June 25, 2004
Restructuring liabilities:
Employee compensation and benefits	$229	$—	$213	$16
Occupancy and equipment costs	938	—	461	477
Professional services	1,493	—	—	1,493
Other	3,040	—	69	2,971

Total restructuring liabilities	$5,700	$—	$743	$4,957

Acquisition exit liabilities:
Employee compensation and benefits	$4,186	$—	$1,595	$2,591
Occupancy and equipment costs	5,370	—	127	5,243

Total acquisition exit liabilities	$9,556	$—	$1,722	$7,834

	Nine Months Ended June 25, 2004
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Sept. 26, 2003	Charges	Liability	June 25, 2004
Restructuring liabilities:
Employee compensation and benefits	$1,262	$—	$1,246	$16
Occupancy and equipment costs	2,153	—	1,676	477
Professional services	1,493	—	—	1,493
Other	3,178	—	207	2,971

Total restructuring liabilities	$8,086	$—	$3,129	$4,957

Acquisition exit liabilities:
Employee compensation and benefits	$2,707	$4,146	$4,262	$2,591
Occupancy and equipment costs	4,913	1,016	686	5,243

Total acquisition exit liabilities	$7,620	$5,162	$4,948	$7,834

The Company expects to pay the employee compensation restructuring liabilities during fiscal 2004. The Company expects to utilize the remaining occupancy and equipment, professional services and other restructuring liabilities over the respective lease periods through fiscal 2015. Acquisition employee compensation liabilities are expected to be paid in fiscal 2004 and early fiscal 2005. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

5. CREDIT FACILITIES

On December 15, 2003, the Company entered into a third amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $75 million through December 13, 2004, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, is equal to the lesser of (i) the prime rate or (ii) one month LIBOR plus 2.0 percent. At June 25, 2004, the interest rate on the revolving credit agreement would have been 3.33 percent. The Company also pays a commitment fee of 0.25 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at June 25, 2004 and no outstanding indebtedness under the prior revolving credit agreement at September 26, 2003. The revolving credit agreement contains certain covenants and restrictions, including limitations on borrowings based on the amount of excess net capital at the Company’s broker-dealer subsidiaries, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements.

The Company, through its wholly owned broker-dealer subsidiaries Ameritrade, Inc., iClearing LLC (“iClearing”) and Ameritrade Northwest, Inc. (formerly Bidwell) had access to secured credit facilities with financial institutions of up to $180 million and $160 million as of June 25, 2004 and September 26, 2003, respectively. Ameritrade, Inc. and Ameritrade Northwest, Inc. also had access to unsecured credit facilities of up to $310 million as of June 25, 2004 and September 26, 2003. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge client securities to secure outstanding obligations under these facilities. There were no borrowings outstanding under the secured or unsecured credit facilities as of June 25, 2004 or September 26, 2003. Letters of credit in the amount of $40 million as of September 26, 2003, were issued on behalf of the Company and reduced the amount available for borrowings under these credit facilities. The letters of credit, which were for the benefit of a securities clearinghouse, were issued for the contingent purpose of financing and supporting margin requirements. The Company is generally required to pledge client securities to secure letters of credit under these credit facilities. No letters of credit were issued as of June 25, 2004. As of June 25, 2004 and September 26, 2003, approximately $490 million and $430 million, respectively, was available to the Company for either loans or, in some cases, letters of credit.

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

The Company’s broker-dealer subsidiaries had aggregate net capital of $262.7 million and $279.5 million as of June 25, 2004 and September 26, 2003, respectively, which exceeded aggregate minimum net capital requirements by $185.1 million and $224.4 million, respectively.

8. STOCK OPTION AND INCENTIVE PLANS

Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. Stock-based employee compensation expense for the three months and nine months ended June 25, 2004 was insignificant. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required by SFAS No. 148. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Net income, as reported	$62,258	$49,871	$215,152	$81,529
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	16	—	24	—
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(3,665)	(5,029)	(10,971)	(10,686)

Pro forma net income	$58,609	$44,842	$204,205	$70,843

Basic earnings per share:
As reported	$0.15	$0.12	$0.51	$0.19
Pro forma	$0.14	$0.10	$0.47	$0.16
Diluted earnings per share:
As reported	$0.15	$0.12	$0.50	$0.19
Pro forma	$0.14	0.10	$0.47	$0.16

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

In October 2003, Keener, a pro se plaintiff, filed a putative class action against the Company, Knight Trading Group, Inc. and certain individuals in the United States District Court for the District of Nebraska. The plaintiff asserts his action on behalf of persons who became clients of the Company during the period from March 29, 1995 through September 30, 2003. As it pertains to the Company, the principal allegations of the complaint are that the Company had an indirect and direct equity interest in Knight, to which it directed most of its orders for execution; that the Company failed to accurately disclose the nature of its relationship with Knight and the consideration it received from Knight for directing order flow to Knight; and that clients of Ameritrade did not receive best execution of their orders from Knight and the Company. The plaintiff claims that the Company’s conduct violated certain provisions of the federal securities laws, including Sections 11Ac, 10(b) and 3(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC rules promulgated thereunder. Plaintiff further claims the individual defendants, including a present director and a former director of the Company, are liable under Section 20(a) of the Exchange Act as “controlling persons” for the claimed wrongs attributed to the Company and Knight. In his prayer for relief, plaintiff requests monetary damages and/or rescissionary relief in the amount of $4.5 billion against all defendants, jointly and severally. In January 2004, the Company, Knight and the individual defendants filed motions to dismiss the complaint and to deny class certification or strike the class action allegations. In July 2004 the District Court granted the Company defendants’ motion to deny class certification and to stay the action pending arbitration. The District Court ruled that plaintiff must amend the complaint to delete all references to class members. The District Court ruled that if plaintiff files an amended complaint, the Company defendants may reassert a motion to compel arbitration and, if the motion is filed, the claims against the Company defendants will be stayed pending arbitration. The District Court also granted the Knight defendants’ motion to dismiss and to strike to the extent of denying certification of a plaintiff class. The District Court ruled that plaintiff must file an amended complaint that deletes all references to class members and that cures all additional defects. The Company and the defendant directors of the Company believe they have adequate legal defenses and they intend to continue to vigorously defend against this action.

In August 2003, the Company, as a successor to National Discount Brokers Corporation (“NDB”), was served with a lawsuit filed in the District Court of Harris County, Texas, by Robert Ketchand, a court appointed receiver, against a number of defendants including Christopher A. Slaga, a bank, and NDB. The complaint, as amended, alleges that Slaga defrauded investors who invested approximately $21 million in limited partnerships that Slaga created and controlled and converted the moneys entrusted to him for investment. Two of the investors, who allegedly invested approximately $18 million, intervened in the lawsuit. The complaint states that Slaga, presently incarcerated, pled guilty to federal wire fraud violations in connection with the conduct alleged in the complaint and that the federal court in the criminal proceeding ordered Slaga to make restitution to the investors in the amount of approximately $19.7 million. As it pertains to the Company, the complaint alleges that Slaga wire transferred funds from the partnerships’ bank accounts into his personal brokerage account at NDB and that Slaga used the money for highly speculative investments. The complaint alleges that an inquiry by NDB would have disclosed that money in Slaga’s personal accounts belonged to the partnerships and that NDB failed to examine the trading activities of Slaga and should have discovered the impropriety of his investments. The complaint includes causes of action against NDB for aiding and abetting Slaga’s securities fraud under the Texas Securities Act, for unjust enrichment, and for funds transferred to NDB under a theory of implied contract. The receiver and the interveners have requested damages in an amount to be proven at trial, including the amount of the restitution order, plus interest, attorneys’ fees and costs. The Company believes it has adequate legal defenses and intends to continue to vigorously defend against this action.

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

NASD Investigation – On March 11, 2004 the Company reached a settlement with the National Association of Securities Dealers, Inc. (“NASD”) resolving all issues related to the NASD’s investigation into specified client trading in cash accounts that had occurred at Datek Online Financial Services, LLC, iClearing and Ameritrade, Inc. Under the terms of the settlement, the Company agreed to censures and to pay NASD a fine of $10 million. As part of the settlement, the Company neither admitted nor denied the allegations; there were no allegations of monetary harm to investors. Approximately $7.8 million of the settlement was included in accruals recorded in connection with the merger with Datek Online Holdings Corp. The remaining amount was also accrued for in prior periods. The settlement had no impact on the Company’s consolidated statement of operations for the nine months ended June 25, 2004.

General Contingencies – In the ordinary course of business, there are various contingencies which are not reflected in the condensed consolidated financial statements. These include Ameritrade, Inc., iClearing and Ameritrade Northwest, Inc. client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contracted obligations.

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

The Company loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis and requiring additional cash as collateral when necessary, and by participating in a risk-sharing program offered through a securities clearinghouse.

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

As of June 25, 2004, client margin securities of approximately $4.7 billion and stock borrowings of approximately $2.9 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $4.1 billion of that collateral as of June 25, 2004.

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

Employment Agreements – The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary and incentive compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in control of the Company. Compensation is subject to adjustments according to the Company’s financial performance and other factors.

As of September 26, 2003, the Company had an equity index swap arrangement for the purpose of hedging its obligation under its Chief Executive Officer (“CEO”) deferred compensation plan. Effective April 15, 2004, the CEO changed his investment election under the deferred compensation arrangement from an equity index to a group of fixed income securities. Accordingly, the Company terminated its equity index swap arrangement. As of June 25, 2004, the group of fixed income securities was earning interest at an annual rate of approximately 1.4 percent.

10. SEGMENT INFORMATION

Financial information for the Company’s Private Client Division, which is the Company’s only reportable segment, and all other segments, is presented in the following tables. The totals are equal to the Company’s consolidated amounts as reported in the condensed consolidated statements of operations.

	Three Months Ended June 25, 2004			Nine Months Ended June 25, 2004
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$151,954	$6,168	$158,122	$503,606	$17,141	$520,747
Interest revenue, net	60,590	1,280	61,870	167,434	5,115	172,549

Net revenues	$212,544	$7,448	$219,992	$671,040	$22,256	$693,296

Pre-tax income (loss)	$109,447	$(7,426)	$102,021	$361,611	$(14,436)	$347,175

	Three Months Ended June 27, 2003			Nine Months Ended June 27, 2003
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$146,357	$3,883	$150,240	$390,068	$19,286	$409,354
Interest revenue, net	37,131	1,140	38,271	103,786	3,532	107,318

Net revenues	$183,488	$5,023	$188,511	$493,854	$22,818	$516,672

Pre-tax income (loss)	$79,206	$2,598	$81,804	$142,230	$(6,969)	$135,261

11. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net income	$62,258	$49,871	$215,152	$81,529
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investment securities available-for-sale arising during the period	(19,116)	19,459	(10,315)	19,459
Net unrealized holding gains (losses) on derivative instrument arising during the period	17,675	(13,270)	10,117	(9,877)
Adjustment for deferred income taxes on net unrealized holding gains/losses	562	(2,476)	500	(3,833)
Foreign currency translation adjustment	77	65	12	135

Total other comprehensive income (loss), net of tax	(802)	3,778	314	5,884

Comprehensive income	$61,456	$53,649	$215,466	$87,413

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

The total shares sold by entities affiliated with Bain Capital includes 541,450 shares contributed by certain partners and other employees of the Bain Capital entities to certain charities prior to the offering. The charities sold the donated shares to the Company concurrent with the offering. Stephen G. Pagliuca, a director of the Company, is Managing Director of Bain Capital. Glenn H. Hutchins, a director of the Company, is a Managing Member of Silver Lake Partners. C. Kevin Landry, a director of the Company, is a Managing Director and Chief Executive Officer of TA Associates, Inc. J. Joe Ricketts is Chairman and Founder of the Company. J. Peter Ricketts is the Company’s Executive Vice President and Chief Operating Officer and serves as Vice Chairman of the Board of Directors. The secondary offering was conducted pursuant to the terms of a registration rights agreement dated July 26, 2002 entered into among the Company and the selling stockholders, among others, in connection with the Datek merger. In accordance with the terms of the registration rights agreement, the Company paid various expenses of the offering totaling approximately $0.6 million.

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

Glossary of Terms

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

Glossary of Terms

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

RESULTS OF OPERATIONS

Improved conditions in the U.S. equity markets have significantly impacted our results of operations during fiscal 2004. There is a positive correlation between the volume of our clients’ trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity improves, we expect that it would have a positive impact on our results of operations. If client trading activity were to decline, we expect that it would have a negative impact on our results of operations.

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

The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended		Nine months ended
	June 25, 2004		June 27, 2003		June 25, 2004		June 27, 2003
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$129,019	58.6%	$98,926	52.5%	$427,014	61.6%	$211,340	40.9%
Less:
Advertising	(27,197)	-12.4%	(16,527)	-8.8%	(80,414)	-11.6%	(75,554)	-14.6%
Gain on disposal of property	199	0.1%	17	0.0%	575	0.1%	5,134	1.0%
Restructuring and asset impairment charges	0	0.0%	(612)	-0.3%	0	0.0%	(5,659)	-1.1%

Pre-tax income	$102,021	46.4%	$81,804	43.4%	$347,175	50.1%	$135,261	26.2%

EBITDA
EBITDA	$108,483	49.3%	$91,377	48.5%	$366,592	52.9%	$163,494	31.6%
Less:
Depreciation and amortization	(5,897)	-2.7%	(8,267)	-4.4%	(17,458)	-2.5%	(24,621)	-4.8%
Interest on borrowings	(565)	-0.3%	(1,306)	-0.7%	(1,959)	-0.3%	(3,612)	-0.7%

Pre-tax income	$102,021	46.4%	$81,804	43.4%	$347,175	50.1%	$135,261	26.2%

Our improved pre-tax income, operating margin and EBITDA for the three- and nine-month periods ended June 25, 2004 compared to the three- and nine-month periods ended June 27, 2003 are largely due to significantly increased net revenues resulting primarily from increased client trading volumes and increased client margin and credit balances. While net revenues increased, we did not incur corresponding significant increases in expenses. More detailed analysis of net revenues and expenses is presented later in this discussion.

Trading Activity and Account Metrics

The following table sets forth several operating metrics, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%	Nine months ended		%
	June 25, 2004	June 27, 2003	Change	June 25, 2004	June 27, 2003	Change
Average client trades per day	163,906	154,294	6%	183,013	138,186	32%
Average client trades per account (annualized)	11.8	12.4	(5%)	13.7	11.3	21%
Activity rate	4.7%	5.0%	(6%)	5.5%	4.5%	22%
Total trades (in millions)	10.16	9.72	5%	33.95	25.84	31%
Average commissions and clearing fees per trade	$13.41	$13.27	1%	$13.48	$13.08	3%
Trading days	62.0	63.0	(2%)	185.5	187.0	(1%)
Total accounts (ending)	3,487,000	3,130,000	11%
Qualified accounts (ending)	1,720,000	1,465,000	17%
Client assets (ending, in billions)	$71.5	$48.0	49%

Net Interest Revenue Metrics

The following tables set forth metrics that we use in analyzing net interest revenue:

	Three months ended June 25, 2004		Three months ended June 27, 2003		Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Inc./(Dec.)
Segregated cash	$7,481	1.00%	$7,092	1.19%	5%	(0.19%)
Client margin balances	$3,550	4.86%	$1,556	5.05%	128%	(0.19%)
Client credit balances	$9,104	(0.12%)	$7,533	(0.26%)	21%	(0.14%)

	Nine months ended June 25, 2004		Nine months ended June 27, 2003		Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Inc./(Dec.)
Segregated cash	$7,577	0.99%	$6,438	1.28%	18%	(0.29%)
Client margin balances	$3,213	4.89%	$1,448	4.97%	122%	(0.08%)
Client credit balances	$8,858	(0.12%)	$6,882	(0.28%)	29%	(0.16%)

Three-Month Periods Ended June 25, 2004 and June 27, 2003

Net Revenues.

Commissions and clearing fees increased six percent to $136.2 million for the third quarter of fiscal 2004 from $129.0 million for the third quarter of fiscal 2003, primarily due to higher average client trades per day and increased average commissions and clearing fees per trade. Average client trades per day increased six percent to 163,906 for the third quarter of fiscal 2004 from 154,294 in the third quarter of fiscal 2003. Average client trades per account (annualized) were 11.8 for the third quarter of fiscal 2004, compared to 12.4 for the third quarter of fiscal 2003, while the number of qualified accounts increased 17 percent to 1.72 million as of June 25, 2004, compared to 1.47 million as of June 27, 2003. Historically, qualified accounts have generated the vast majority of our revenues. Average commissions and clearing fees per trade increased to $13.41 in the third quarter of fiscal 2004 from $13.27 for the third quarter of fiscal 2003, due primarily to higher payment for order flow revenue per trade during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, partially offset by the effect of changes in the mix of client trading activity. We expect average commissions and clearing fees per trade to range from approximately $13.10 to $13.60 per trade during the fourth quarter of fiscal 2004, depending on the mix of trading activity, level of payment for order flow revenue and other factors.

Net interest revenue increased 62 percent to $61.9 million for the third quarter of fiscal 2004 from $38.3 million for the third quarter of fiscal 2003, due primarily to a 128 percent increase in average client margin balances, a decrease of 14 basis points in the average interest rate paid on client credit balances and a five percent increase in average segregated cash in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The increased net interest revenue resulting from these factors was partially offset by a decrease of 19 basis points in the average interest rate charged on client margin balances, a decrease of 19 basis points in the average interest rate earned on segregated cash and an increase of 21 percent in average client credit balances in the third quarter of fiscal 2004 from the third quarter of fiscal 2003. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin and credit balances.

Other revenues increased three percent to $21.9 million for the third quarter of fiscal 2004 from $21.2 million for the third quarter of fiscal 2003, due primarily to higher money market, reorganization and other fee income, partially offset by a $1.9 million decrease in account maintenance fee revenue in fiscal 2004. Account maintenance fees are charged based on client assets and trading activity, therefore fluctuations in client assets or trades per account may result in fluctuations in revenues from account maintenance fees.

Expenses.

Employee compensation and benefits expense increased four percent to $40.4 million for the third quarter of fiscal 2004 compared to $38.7 million for the third quarter of fiscal 2003. Full-time equivalent employees increased to 1,970 at June 25, 2004, from 1,796 at June 27, 2003, primarily due to the addition of client service employees in fiscal 2004 to accommodate increased client accounts and trading volume. The effect of the increased client service employees was partially offset by the elimination of duplicate clearing and technology functions during fiscal 2003 in connection with the Datek merger integration. We expect employee compensation expense to range between $36 million and $43 million for the fourth quarter of fiscal 2004.

Clearing and execution costs include incremental third-party expenses that tend to fluctuate as a result of fluctuations in client accounts or trades. Examples of expenses included in this category are statement and confirmation processing and postage costs and clearing expenses paid to the National Securities Clearing Corporation, option exchanges and other market centers. Clearing and execution costs decreased five percent to $8.3 million for the third quarter of fiscal 2004 from $8.7 million for the third quarter of fiscal 2003, as the impact of higher client trading volumes was offset by the effect of eliminating duplicate clearing and execution costs subsequent to the Datek merger in fiscal 2003.

Communications expense was virtually unchanged at $10.9 million for the third quarter of fiscal 2004 compared to $11.1 million for the third quarter of fiscal 2003, as increased expense for quotes and market information was offset by lower telecommunications expenses.

Occupancy and equipment costs decreased 13 percent to $10.7 million for the third quarter of fiscal 2004 from $12.3 million for the third quarter of fiscal 2003, due to facilities and equipment reductions during fiscal 2003 resulting from the Datek merger.

Depreciation and amortization decreased 29 percent to $5.9 million for the third quarter of fiscal 2004 from $8.3 million for the third quarter of fiscal 2003, due primarily to the effects of noncompete agreements related to the Datek merger that expired and became fully amortized by the end of fiscal 2003 and tangible assets that have become fully depreciated.

Professional services expense increased 42 percent to $9.0 million for the third quarter of fiscal 2004, from $6.3 million for the third quarter of fiscal 2003, due primarily to new corporate development initiatives in fiscal 2004. We expect professional services expense to range between $7 million and $9 million for the fourth quarter of fiscal 2004.

Advertising expenses increased 65 percent to $27.2 million for the third quarter of fiscal 2004 from $16.5 million for the third quarter of fiscal 2003. We have increased our advertising spending during fiscal 2004 in an effort to increase the number of new accounts, due primarily to improved stock market conditions. We expect approximately $16 million to $34 million of advertising expenditures for the fourth quarter of fiscal 2004, depending on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Our effective income tax rate was approximately 39 percent for the third quarters of both fiscal 2004 and fiscal 2003. The Datek integration has resulted in a larger percentage of our payroll and assets being located in lower income tax states such as Nebraska and Texas as opposed to higher income tax states such as New York and New Jersey, resulting in the 39 percent effective income tax rate for the third quarter of fiscal 2004. We expect our effective income tax rate for the fourth quarter of fiscal 2004 to remain approximately 39 percent. Our effective income tax rate for the third quarter of fiscal 2003 was also 39 percent, due primarily to the utilization of state tax credits resulting from the consolidation of the Company’s clearing function in Nebraska in March 2003.

Nine-Month Periods Ended June 25, 2004 and June 27, 2003

Net Revenues.

Commissions and clearing fees increased 35 percent to $457.6 million in the first nine months of fiscal 2004 from $337.9 million in the first nine months of fiscal 2003, primarily due to higher client trading volumes and increased commissions and clearing fees per trade. Average client trades per day increased 32 percent to 183,013 in the first nine months of fiscal 2004 from 138,186 in the first nine months of fiscal 2003. Average client trades per account (annualized) were 13.7 during the first nine months of fiscal 2004, compared to 11.3 during the first nine months of fiscal 2003, while the number of qualified accounts increased 17 percent to 1.72 million as of June 25, 2004, compared to 1.47 million as of June 27, 2003. Historically, qualified accounts have generated the vast majority of our revenues. Average commissions and clearing fees per trade increased to $13.48 in the first nine months of fiscal 2004 from $13.08 in the first nine months of fiscal 2003, due primarily to higher payment for order flow revenue per trade during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

Net interest revenue increased 61 percent to $172.5 million in the first nine months of fiscal 2004 from $107.3 million in the first nine months of fiscal 2003, due primarily to a 122 percent increase in average client margin balances, an 18 percent increase in average segregated cash and a decrease of 16 basis points in the average interest rate paid on client credit balances in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. The increased net interest revenue resulting from these factors was partially offset by a decrease of 29 basis points in the average interest rate earned on segregated cash, a decrease of eight basis points in the average interest rate charged on client margin balances and an increase of 29 percent in client credit balances in the first nine months of fiscal 2004 from the first nine months of fiscal 2003.

Other revenues decreased 12 percent to $63.1 million in the first nine months of fiscal 2004 from $71.5 million in the first nine months of fiscal 2003, due primarily to lower account maintenance fee income in the first nine months of fiscal 2004 and decreased licensing fee revenue due to the shutdown of our Watcher Technologies business in fiscal 2003, partially offset by higher money market fee income for the first nine months of fiscal 2004.

Expenses.

Employee compensation and benefits expense decreased 10 percent to $118.6 million in the first nine months of fiscal 2004 from $131.1 million in the first nine months of fiscal 2003, due primarily to the elimination of duplicate clearing and technology functions during fiscal 2003 in connection with the Datek merger integration, partially offset by client service employees added during fiscal 2004 to accommodate increased client trading volume. Full-time equivalent employees totaled 1,970 at June 25, 2004, compared to 1,796 at June 27, 2003. During the first nine months of fiscal 2003, we also incurred approximately $4.0 million of compensation expense for stock appreciation rights assumed in the Datek merger, due to increases in our stock price and costs of a cash-out offer to SAR holders. As of June 25, 2004, there were approximately 12,000 remaining SARs outstanding with a weighted average exercise price of $4.89 per share, compared with approximately 3.8 million SARs outstanding at the beginning of fiscal 2003.

Clearing and execution costs decreased 10 percent to $24.2 million for the first nine months of fiscal 2004 compared to $26.7 million for the first nine months of fiscal 2003, due primarily to approximately $3 million in refunds and adjustments in the second quarter of fiscal 2004 for clearing and execution costs related to previous periods and the effect of eliminating duplicate clearing and execution costs subsequent to the Datek merger in fiscal 2003, partially offset by the effect of higher client trading volumes.

Communications expense decreased 8 percent to $31.4 million in the first nine months of fiscal 2004 compared to $34.1 million in the first nine months of fiscal 2003, due primarily to the elimination of duplicate telecommunications, quotes and market information infrastructure subsequent to the Datek merger in fiscal 2003, partially offset by the effect of higher client trading volumes.

Occupancy and equipment costs decreased 28 percent to $32.1 million in the first nine months of fiscal 2004 from $44.5 million in the first nine months of fiscal 2003, due to facilities and equipment reductions during fiscal 2003 resulting from the Datek merger and lower technology licensing costs.

Depreciation and amortization decreased 29 percent to $17.5 million in the first nine months of fiscal 2004 from $24.6 million in the first nine months of fiscal 2003, due primarily to the effects of noncompete agreements related to the Datek merger that expired and became fully amortized by the end of fiscal 2003 and tangible assets that have become fully depreciated.

Professional services expense decreased 11 percent to $24.1 million in the first nine months of fiscal 2004 from $27.0 million in the first nine months of fiscal 2003. This decrease was primarily due to increased usage of consulting services during fiscal 2003 related to the Datek merger integration.

Gain on disposal of property includes approximately $5.7 million of gain recognized on the sale/leaseback of our Kansas City data center facility in the first nine months of fiscal 2003.

Advertising expenses increased six percent to $80.4 million in the first nine months of fiscal 2004 from $75.6 million in the first nine months of fiscal 2003. We have increased our advertising spending during fiscal 2004 in an effort to increase the number of new accounts, due primarily to improved stock market conditions in fiscal 2004.

Restructuring and asset impairment charges during the first nine months of fiscal 2003 consisted primarily of severance pay and benefits for approximately 110 employees in connection with the closing of our TradeCast business and consolidation of the Ameritrade and Datek technology organizations, and non-cancelable lease costs in connection with the closing of the TradeCast business.

Our effective income tax rate was approximately 38 percent for the first nine months of fiscal 2004, compared to approximately 40 percent for the first nine months of fiscal 2003. The Datek integration has resulted in a larger percentage of our payroll and assets being located in lower income tax states such as Nebraska and Texas as opposed to higher income tax states such as New York and New Jersey. We expect our effective income tax rate for the fourth quarter of fiscal 2004 to be approximately 39 percent. The adjustment to our net deferred income tax liabilities to apply the current 39 percent rate resulted in a lower than normal effective income tax rate for the first nine months of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first nine months of fiscal 2004 were financed primarily from our earnings and cash on hand, and, to a lesser extent, borrowings on our credit facilities. We plan to finance our capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

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

	June 25,	September 26,
	2004	2003	Change
Cash and cash equivalents	$129,756	$248,623	$(118,867)
Less: Broker-dealer cash and cash equivalents	(94,706)	(55,634)	(39,072)

Non broker-dealer cash and cash equivalents	35,050	192,989	(157,939)
Plus: Excess broker-dealer regulatory net capital	69,413	142,305	(72,892)

Liquid assets	$104,463	$335,294	$(230,831)

The decrease in liquid assets from September 26, 2003 to June 25, 2004 is primarily due to cash used in investing and financing activities of $384.3 million (see “Cash Flow” below) and an increase in aggregate debit items that resulted in increased regulatory net capital required of $56.2 million, partially offset by net income of $215.2 million. The remaining $5.5 million of the change in liquid assets is due to non-cash expenses that are reflected in net income, changes in non broker-dealer working capital due to timing of income tax and other payments, and other miscellaneous changes in excess regulatory net capital.

Cash Flow

Cash provided by operating activities was $265.4 million for the first nine months of fiscal 2004, compared to $8.8 million for the first nine months of fiscal 2003. Cash flow activity in the first nine months of fiscal 2003 included substantial reductions in accounts payable and accrued liabilities assumed in the Datek merger, which were funded by cash acquired in the Datek merger.

Cash used in investing activities was $62.4 million for the first nine months of fiscal 2004, compared to cash provided by investing activities of $13.0 million for the first nine months of fiscal 2003. The cash used in investing activities in the first nine months of fiscal 2004 consisted primarily of $55.1 million paid in the acquisition of Bidwell & Company. The cash provided by investing activities in the first nine months of fiscal 2003 was due primarily to $23.2 million of proceeds from the sale/leaseback of our Kansas City data center facility. We expect to pay up to $17.5 million during Fall 2004 and up to $8.5 million early in calendar 2005 in connection with the closing of our planned acquisition of the online retail accounts of JB Oxford & Company.

Cash used in financing activities was $321.9 million for the first nine months of fiscal 2004, compared to cash provided by financing activities of $9.3 million for the first nine months of fiscal 2003. The financing activities in the first nine months of fiscal 2004 consisted primarily of $288.6 million of stock repurchases and the early redemption of the convertible subordinated notes for $46.8 million. We also borrowed and repaid $25.0 million on our revolving credit agreement and $17.5 million on Ameritrade Northwest, Inc.’s (formerly Bidwell) secured credit facility to fund daily liquidity needs.

Loan Agreement

On December 15, 2003, we entered into a third amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $75 million through December 13, 2004, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, is equal to the lesser of (i) the prime rate or (ii) one month LIBOR plus 2.0 percent. At June 25, 2004, the interest rate on the revolving credit agreement would have been 3.33 percent. We also pay a commitment fee of 0.25 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at June 25, 2004 and no outstanding indebtedness under the prior revolving credit agreement at September 26, 2003. The revolving credit agreement contains certain covenants and restrictions, including limitations on borrowings based on the amount of excess net capital at the Company’s broker-dealer subsidiaries, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.

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

We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of June 25, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $36.6 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet.

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

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of our Common Stock, a 30 million-share increase from the previous authorization. Through June 25, 2004, we have repurchased a total of approximately 39.2 million shares at a weighted average purchase price of $9.67 per share. During the first nine months of fiscal 2004, we repurchased approximately 22.6 million shares at a weighted average purchase price of $12.77 per share.

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

We seek to control the risks associated with our client activities by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We seek to control risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through a securities clearinghouse.

As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.7 billion at June 25, 2004 and $7.9 billion at September 26, 2003. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $10.1 billion at June 25, 2004 and $9.6 billion at September 26, 2003, in the form of client credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management.

At June 25, 2004 and September 26, 2003, we had $0 and $46.3 million, respectively, of convertible subordinated notes outstanding, which bore interest at a fixed rate of 5.75 percent. We had no borrowings outstanding under our $75 million revolving credit agreement, which bears interest at a floating rate, as of June 25, 2004 and September 26, 2003. We hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 75,700 shares of The Nasdaq Stock Market, Inc., which were recorded at fair value of $80.3 million ($49.6 million net of tax) at June 25, 2004 and have exposure to market price risk. The same securities were recorded at fair value of $90.6 million ($55.0 million net of tax) at

September 26, 2003. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $8.0 million at June 25, 2004. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of June 25, 2004 and September 26, 2003, the fair value of the embedded collars was approximately $36.6 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the condensed consolidated balance sheet. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

At September 26, 2003, we had an equity index swap arrangement for the purpose of hedging our obligation under our deferred compensation plan for our CEO. Changes in the fair value of this instrument were offset by changes in our obligation to our CEO. Effective April 15, 2004, the CEO changed his investment election under the deferred compensation arrangement from an equity index to a group of fixed income securities. Accordingly, we terminated our equity index swap arrangement. As of June 25, 2004, the group of fixed income securities was earning interest at an annual rate of approximately 1.4 percent.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 4. – Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 25, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. – Legal Proceedings

Litigation – In October 2003, Keener, a pro se plaintiff, filed a putative class action against the Company, Knight Trading Group, Inc. and certain individuals in the United States District Court for the District of Nebraska. The plaintiff asserts his action on behalf of persons who became clients of the Company during the period from March 29, 1995 through September 30, 2003. As it pertains to the Company, the principal allegations of the complaint are that the Company had an indirect and direct equity interest in Knight, to which it directed most of its orders for execution; that the Company failed to accurately disclose the nature of its relationship with Knight and the consideration it received from Knight for directing order flow to Knight; and that clients of Ameritrade did not receive best execution of their orders from Knight and the Company. The plaintiff claims that the Company’s conduct violated certain provisions of the federal securities laws, including Sections 11Ac, 10(b) and 3(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC rules promulgated thereunder. Plaintiff further claims the individual defendants, including a present director and a former director of the Company, are liable under Section 20(a) of the Exchange Act as “controlling persons” for the claimed wrongs attributed to the Company and Knight. In his prayer for relief, plaintiff requests monetary damages and/or rescissionary relief in the amount of $4.5 billion against all defendants, jointly and severally. In January 2004, the Company, Knight and the individual defendants filed motions to dismiss the complaint and to deny class certification or strike the class action allegations. In July 2004 the District Court granted the Company defendants’ motion to deny class certification and to stay the action pending arbitration. The District Court ruled that plaintiff must amend the complaint to delete all references to class members. The District Court ruled that if plaintiff files an amended complaint, the Company defendants may reassert a motion to compel arbitration and, if the motion is filed, the claims against the Company defendants will be stayed pending arbitration. The District Court also granted the Knight defendants’ motion to dismiss and to strike to the extent of denying certification of a plaintiff class. The District Court ruled that plaintiff must file an amended complaint that deletes all references to class members and that cures all additional defects. The Company and the defendant directors of the Company believe they have adequate legal defenses and they intend to continue to vigorously defend against this action.

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

Item 2. – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
March 27, 2004 – April 30, 2004	2,050,000	$14.20	2,050,000	8,282,338
May 1, 2004 – May 28, 2004	5,500,000	$11.53	5,500,000	32,782,338
May 29, 2004 – June 25, 2004	2,000,000	$11.94	2,000,000	30,782,338

Total – Three months ended June 25, 2004	9,550,000	$12.19	9,550,000	30,782,338

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

Item 6. – Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

10.1	Executive Employment Agreement, dated as of June 7, 2004, between Kenneth Feldman and Ameritrade Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On April 20, 2004, a Form 8-K was furnished under Items 7 and 12.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2004

Ameritrade Holding Corporation
(Registrant)

by:	/s/ Joseph H. Moglia

Joseph H. Moglia
Chief Executive Officer
(Principal Executive Officer)

by:	/s/ John R. MacDonald

John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)