Form 10-K
period 2004-09-24
AMERITRADE HOLDING CORP
filed 2004-12-09
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number: 0-49992

Ameritrade Holding Corporation

((Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)

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

      The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3.8 billion computed by reference to the closing sale price of the stock on the Nasdaq National Market on March 26, 2004, the last trading day of the registrant’s most recently completed second fiscal quarter.

      The number of shares of Common Stock outstanding as of November 26, 2004 was 405,173,583 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement relating to the registrant’s 2005 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

AMERITRADE HOLDING CORPORATION

INDEX

		Page No.

Part I
Item 1.	Business	2
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	10
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Risk Factors	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	62
Part III
Item 10.	Directors and Executive Officers of the Registrant	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management	63
Item 13.	Certain Relationships and Related Transactions	64
Item 14.	Principal Accounting Fees and Services	64
Part IV
Item 15.	Exhibits, Financial Statement Schedules	64
	Exhibit Index	64
	Signatures	74
Non-Qualified Stock Option Agreement
Amendment to Employment Agreement
Non-Qualified Stock Option Agreement
Renewal of Executive Employment Agreement
Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives
Form of 1996 Directors Incentive Plan Non-Qualified Stock Option Agreement
Form of 1996 Directors Incentive Plan Restricted Stock Agreement
Executive Deferred Compensation Program
First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan
First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification

      Unless otherwise indicated, references to “we”, “us” or “Company” mean Ameritrade Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended the last Friday of September. The term “GAAP” refers to generally accepted accounting principles in the United States of America.

PART I

Item 1.	Business

      We are a leading provider of securities brokerage services, with online transactions representing the vast majority of our business.

Retail Securities Brokerage Industry Overview

      The retail brokerage industry is comprised of companies that employ two primary delivery channels: online delivery and offline delivery utilizing registered representatives. The number of client accounts in the online segment of the retail brokerage industry has grown rapidly over the past several years. A number of factors have contributed to this growth, including:

•	Increased consumer acceptance of and confidence in the Internet as a reliable, secure and cost effective medium for financial transactions;

•	The availability of financial information online, including research, real-time quotes, charts, news and company information;

•	The growth in high-speed Internet access by US households;

•	The appeal of online trading to individual investors based on lower commissions, greater range of investment alternatives and greater control over investment decisions; and

•	The growth in equity ownership by individual investors.

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

      We have been an innovator in electronic brokerage services since being established in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access; and commitment on the speed of execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, average daily trading volume and total assets in client accounts. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the Ameritrade brand.

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

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very robust online experience for investors and traders. Our low-cost, scalable platform provides speed, reliability and quality trade execution services for clients. The available capacity in our trading system allows us to add a significant number of transactions without incurring additional fixed costs.

•	Continue to be a low-cost provider of quality services. Our operating expense per trade is among the lowest of any of our publicly traded competitors. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating our operations in low-cost geographical areas of the United States. This low fixed-cost infrastructure provides us with significant financial leverage.

•	Continue to offer innovative technologies and service enhancements to our clients. We have been an innovator in our industry over our 29-year history. We continually strive to provide our clients with choice and the ability to customize their trading experience. We provide greater choice by tailoring our features and functionality to meet the specific needs of institutions and individual investors.

•	Continue to aggressively pursue growth through acquisitions. During fiscal 2004, we acquired Bidwell & Company and purchased the retail client accounts of BrokerageAmerica, LLC and Investex Securities Group, Inc. In October 2004, we purchased the retail client accounts of JB Oxford & Company. These acquisitions followed the merger with Datek in 2002 and the purchase of National Discount Brokers Corporation (“NDB”) in fiscal 2001. When evaluating potential acquisitions, we look for transactions that will give us financial leverage, technology leverage or increased market share. Our recent acquisitions have helped us achieve a pre-tax margin for fiscal 2004 of 50 percent; the highest of any of our publicly traded major competitors. We intend to continue to be an acquirer by searching for other firms that fit one or more of our criteria.

•	Leverage the Ameritrade brand. We believe that we have a superior brand identity and offering. Our past advertising has established Ameritrade as a significant brand in the online brokerage market. In October 2004, we launched a new ad campaign that emphasizes the edge Ameritrade delivers through cost, execution quality, speed and an innovative suite of products and services.

      Our corporate and management structure is organized to meet the specific needs of our growing and diverse client base. We operate two principal business units, a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings, each tailored to specific clients and their respective investing and trading preferences.

Private Client Division

      Our Private Client Division provides tiered levels of products and services to meet the varying needs and investing patterns of different retail clients. We have developed strategies aimed at specific client segments, matching tools, information and choices to investor priorities. The private client offerings include:

•	Ameritrade® has historically been our core offering for self-directed retail investors. We offer sophisticated tools and services, including Ameritrade Streamer™, Ameritrade command center, SnapTicket™, Trade Triggers™ and Ameritrade Advanced Analyzer™. We offer Ameritrade Apex™ for clients that place an average of 10 trades per month over a three-month period or have a $100,000 total account value. Apex clients receive free access to services that are normally available on a subscription basis and access to exclusive services and content.

•	Ameritrade Plus™ is designed for self-directed clients seeking long-term portfolio management tools and a higher degree of personalized client service. Clients have access to a comprehensive suite of portfolio management tools for long-term investing strategies. Ameritrade Plus leverages the features and functionality obtained through the acquisition of NDB. Clients of Ameritrade Plus with an account value over $5,000 have access to a dedicated account executive.

•	Freetrade.com™ serves self-directed traders who are willing to forgo traditional support and service in favor of a purely electronic brokerage experience and lower commissions.

Institutional Client Division

      Through the Institutional Client Division, we seek to grow our account base and expand revenues by targeting specific segments of the institutional client market with relevant products, tools and services, and by leveraging our core competencies of trade execution services, technology and client service. Our institutional client offerings include:

•	Ameritrade Advisor Services™ offers a low-cost alternative for independent financial advisors and independent broker-dealer-affiliated registered investment advisors.

•	Ameritrade Corporate Services™ provides self-directed brokerage services to employees and executives of corporations, either directly in partnership with the corporation or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants.

Products and Services

      We strive to provide the best value of online brokerage services to our clients. Our products include:

•	Common and preferred stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Exchange Traded Funds. Exchange Traded Funds (“ETFs”) are baskets of securities (stocks or bonds) that track recognized indexes. They are similar to mutual funds, except they trade the same way that a stock trades, on a stock exchange. We have launched an online resource dedicated to ETFs, offering tools, education and information for active and long-term investors seeking alternatives for pursuing their investment strategies.

•	Option trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our Web site.

•	Mutual funds. Clients can compare and select from a portfolio of over 11,000 mutual funds. Clients can also easily exchange funds within the same mutual fund family.

•	Treasury, corporate, government and municipal bonds. We offer our clients access to a variety of treasury, corporate, government and municipal bonds as well as collateralized mortgage obligations.

•	Amerivest™. In October 2004, we introduced Amerivest, an online advisory service that tailors a portfolio of ETFs to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on a proprietary five-step process centered around an investor’s goals and risk tolerance.

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

      We continue to make investments in technology and information systems. Since 1999, we have spent a significant amount of resources to increase capacity and improve speed and reliability. To provide for system continuity during potential power outages, we also have equipped our data centers with uninterruptible power supply units, as well as back-up generators.

      Our current capacity for trades is approximately 350,000 trades per day. During fiscal 2004, our clients averaged approximately 168,000 trades per day. Our highest average client trades per day for any single month occurred in January 2004, when clients averaged approximately 254,000 trades per day. Because of the scalability of our system, we believe that we would be able to increase capacity to approximately 600,000 trades per day at an estimated cost of $10 million.

Advertising and Marketing

      We intend to continue to grow and increase our market share by advertising through online avenues, television, print, direct mail and our own Web sites. In October 1997, we launched a national marketing campaign to promote the Ameritrade brand name. Since that date, we have invested approximately $763 million in advertising programs designed to bring greater brand recognition to our services. During this seven-year period, we have added over 2.6 million new accounts through internal growth. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

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

Ameritrade Clearing

      Ameritrade Clearing provides self-clearing and execution services, as well as services to each of our affiliated broker-dealers and a number of correspondent firms such as independent broker-dealers, depository institutions, registered investment advisors and financial planners. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in the processing of securities transactions. For third parties, the clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. Our correspondents, as introducing brokers, are responsible for all client contact, including opening client accounts, responding to client inquiries and placing client orders with the clearing broker. As a clearing broker, we provide the following back office functions:

•	Maintaining client accounts;

•	Extending credit in a margin account to the client;

•	Settling securities transactions with clearing houses such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation;

•	Settling commissions and clearing fees;

•	Preparing client trade confirmations and statements;

•	Performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;

•	Possession, control and safeguarding funds and securities in client accounts;

•	Transmitting tax accounting information to the client and to the applicable tax authority; and

•	Forwarding prospectuses, proxies and other shareholder information to clients.

      We make margin loans to clients collateralized by client securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System (“Federal Reserve”’), the margin requirements of NASD and our own internal policies. By permitting clients to purchase on margin, we take the risk that a market decline could reduce the value of the collateral securing our loan to an amount that is less than the clients’ indebtedness to us. Under applicable securities laws and regulations, we are obligated to require the client to maintain net equity in the account equal to at least 25 percent of the value of the securities in the account. Our current internal requirement, however, is that the client’s net equity not be allowed to fall below 30 percent of the value of the securities in the account. If it does fall below 30 percent, we require the client to increase the account’s net equity to 35 percent of the value of the securities in the account. These requirements can be, and often are, raised as we deem necessary for certain accounts, groups of accounts, securities or groups of securities.

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

      The market for brokerage services, particularly electronic brokerage services, is rapidly evolving and intensely competitive. We have seen a dramatic increase in competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include such brokerage firms as Charles Schwab & Co., Inc., TD Waterhouse Group, Inc., E*TRADE Financial Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms including such full service brokerage firms as Merrill Lynch and Smith Barney as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Investments

      Our investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding shares. Knight is a publicly held company that is a market maker in equity securities. We account for our investment in Knight as a marketable equity security available for sale. As of September 24, 2004 and September 26, 2003, our investment in Knight was valued at $72.8 million and $90.0 million, respectively. Our cost basis is $0.7 million; therefore, the gross unrealized gain was $72.1 million and $89.3 million at September 24, 2004 and September 26, 2003, respectively.

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

      We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of September 24, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $28.7 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on our Consolidated Balance Sheets.

      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the Consolidated Balance Sheets. We are accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

      We also have investments in The Nasdaq Stock Market, Inc. and Adirondack Trading Partners LLC, a development stage company formed to trade listed equity and index options.

Regulation

      The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission (“SEC”) and to be members of NASD or the New York Stock Exchange. As members of NASD, our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of NASD. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiaries. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

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

      Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve and NASD. In general, these regulations provide that in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower.

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

Associates

      As of September 24, 2004, we employed 1,961 full-time equivalent employees. The number of employees has increased from 1,732 full-time equivalent employees as of the end of fiscal 2003. None of our employees is covered under a collective bargaining agreement. We believe that our relations with our employees are good.

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

      Our corporate headquarters is located in Omaha, Nebraska, and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. Also in the Omaha metropolitan area, we lease approximately 154,000 square feet for the operations center as well as several other locations totaling approximately 28,000 square feet. The leases on these Omaha-area locations expire on various dates from 2004 through 2009. We lease approximately 140,000 square feet for a second operations center in Ft. Worth, Texas. The Ft. Worth lease expires in January 2015. We also lease smaller administrative and operational facilities in Arizona, Illinois, Maryland, Missouri, New Jersey, Oregon, Utah, Texas and Ontario, Canada. We believe that our facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

      In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, sought injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The District Court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska Supreme Court reversed the District Court’s grant of summary judgment and remanded the case to the District Court for further proceedings. The Nebraska Supreme Court did not decide whether the plaintiffs’ claims have merit. On October 8, 2003, the Company filed with the District Court a renewed motion for summary judgment. On August 13, 2004, the District Court dismissed the plaintiffs’ class action allegations and the claims of fraud, misrepresentation, unjust enrichment and injunction. The District Court stayed the case pending arbitration of individual claims of breach of contract under the customer agreements. Plaintiffs appealed. On November 1, 2004, the Company filed a motion for summary dismissal of the appeal for lack of jurisdiction on the ground that the District Court’s order is not presently appealable. The Company believes it has adequate legal defenses and intends to continue to vigorously defend against this action.

      In October 2003, Keener, a pro se plaintiff, filed a putative class action against the Company, Knight Trading Group, Inc. and certain individuals in the United States District Court for the District of Nebraska. The plaintiff asserted his action on behalf of persons who became clients of the Company during the period from March 29, 1995 through September 30, 2003. As it pertains to the Company, the principal allegations of the complaint were that the Company had an indirect and direct equity interest in Knight, to which it directed most of its orders for execution; that the Company failed to accurately disclose the nature of its relationship with Knight and the consideration it received from Knight for directing order flow to Knight; and that clients of Ameritrade did not receive best execution of their orders from Knight and the Company. The plaintiff claimed that the Company’s conduct violated certain provisions of the federal securities laws, including Sections 11Ac, 10(b) and 3(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC rules promulgated thereunder. Plaintiff further claimed the individual defendants, including a present director and a former director of the Company, were liable under Section 20(a) of the Exchange Act as “controlling persons” for the claimed wrongs attributed to the Company and Knight. In his prayer for relief, plaintiff requested monetary damages and/or rescissionary relief in the amount of $4.5 billion against all defendants, jointly and severally. In January 2004, the Company, Knight and the individual defendants filed motions to dismiss the complaint and to deny class certification or strike the class action allegations. In July 2004 the District Court granted the Company defendants’ motion to deny class certification and to stay the action pending arbitration. The District Court ruled that plaintiff had to amend the complaint to delete all references to class members. The District Court ruled that if plaintiff filed an amended complaint, the Company defendants could reassert a motion to compel arbitration and, if the motion were filed, the claims against the Company defendants would be stayed pending arbitration. The District Court also granted the Knight defendants’ motion to dismiss and to strike to the extent of denying certification of a plaintiff class. The District Court ruled that plaintiff had to file an amended complaint that deleted all references to class members and that cured all additional defects. The plaintiff did not file an amended complaint as required by the District Court. The defendants filed renewed motions to dismiss. On August 31, 2004, the Court granted the motions and dismissed the case. The plaintiff did not appeal within the time allowed.

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

      The Company is in discussions with its regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

      Our Common Stock trades on the Nasdaq National Market under the symbol “AMTD”. The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price

	For the		For the
	Fiscal Year Ended		Fiscal Year Ended
	September 24,		September 26,
	2004		2003

	High	Low	High	Low

First Quarter	$14.67	$11.16	$5.73	$3.30
Second Quarter	$17.67	$13.40	$6.40	$3.83
Third Quarter	$16.38	$10.25	$8.93	$4.88
Fourth Quarter	$12.73	$9.35	$13.24	$7.15

      The closing sale price of our Common Stock as reported on the Nasdaq National Market on November 26, 2004 was $14.44 per share. As of that date there were 685 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information available to us, there are approximately 98,000 beneficial holders of our Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

June 26, 2004 — July 30, 2004	1,200,000	$10.54	1,200,000	29,582,338
July 31, 2004 — August 27, 2004	1,000,000	$11.04	1,000,000	28,582,338
August 28, 2004 — September 24, 2004	950,000	$11.93	950,000	27,632,338

Total — Three months ended September 24, 2004	3,150,000	$11.12	3,150,000	27,632,338

      The Company’s Common Stock repurchase program was announced on September 9, 2002. The Company’s Board of Directors authorized the Company to repurchase up to 40 million shares over a two-year period expiring September 9, 2004. On May  5, 2004, the Company’s Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, the Company may repurchase, from time to time, up to 70 million shares of Common Stock, a 30 million-share increase from the previous authorization. The September 9, 2002 program, as extended, is the only program currently in effect and there were no programs that expired during the period covered by this report. The Company did not make any repurchases other than through the publicly announced program during the fourth quarter of fiscal 2004.

Item 6.	Selected Financial Data

	Fiscal Year Ended*

	Sept. 24,	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 29,
	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Commissions and clearing fees	$560,052	$472,760	$252,526	$269,384	$389,742
Interest revenue	278,550	184,175	128,649	208,479	260,479
Other	83,372	89,511	74,182	37,763	21,890

Total revenues	921,974	746,446	455,357	515,626	672,111
Brokerage interest expense	41,861	33,192	24,564	60,896	91,679

Net revenues	880,113	713,254	430,793	454,730	580,432

Expenses:
Employee compensation and benefits	154,792	172,159	133,897	144,820	144,198
Clearing and execution costs	30,610	35,711	19,086	18,252	17,718
Communications	39,853	41,420	31,429	33,880	36,230
Occupancy and equipment costs	42,353	57,091	57,060	63,661	48,480
Depreciation and amortization	23,224	31,708	27,945	36,033	21,624
Professional services	27,381	31,121	25,753	42,502	55,574
Interest on borrowings	2,581	5,076	5,110	11,067	16,412
(Gain)/loss on disposal of property	1,166	(5,093)	403	999	(552)
Other	16,632	20,298	12,583	11,241	15,117
Advertising	100,364	90,415	72,638	148,009	241,169
Gain on sale of investments	—	—	—	(9,692)	—
Restructuring and asset impairment charges	—	5,991	63,406	38,268	4,726
Debt conversion expense	—	—	—	62,082	—

Total expenses	438,956	485,897	449,310	601,122	600,696

Pre-tax income (loss)	441,157	227,357	(18,517)	(146,392)	(20,264)
Provision for (benefit from) income taxes	168,810	90,715	10,446	(55,215)	(6,638)

Net income (loss)	$272,347	$136,642	$(28,963)	$(91,177)	$(13,626)

Basic earnings (loss) per share	$0.65	$0.32	$(0.13)	$(0.49)	$(0.08)
Diluted earnings (loss) per share	$0.64	$0.32	$(0.13)	$(0.49)	$(0.08)
Weighted average shares outstanding — basic	417,629	427,376	227,327	185,830	175,025
Weighted average shares outstanding — diluted	426,972	432,480	227,327	185,830	175,025

*	Fiscal 2000 was a 53-week year. All other periods presented are 52-week years. Certain reclassifications have been made to prior years to conform to the current year presentation.

	As of

	Sept. 24,	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 29,
	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data:
Cash and segregated investments	$7,957,917	$8,127,044	$5,863,507	$2,068,391	$338,307
Receivable from clients and correspondents, net	3,100,572	2,202,170	1,419,469	971,823	2,926,981
Total assets	15,277,021	14,404,268	9,800,841	3,653,871	3,798,236
Payable to clients and correspondents	10,322,539	9,611,243	6,374,644	2,777,916	2,618,157
Long-term obligations	37,803	82,489	47,645	70,145	275,000
Stockholders’ equity	1,210,908	1,235,774	1,098,399	371,433	264,168

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of the federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In particular, the following statements contained in this report are examples of forward-looking statements: our expectations regarding the significant trends that will affect our financial condition and results of operations; our expectations regarding the effect of client trading activity on our results of operations; our expectations regarding average commissions and clearing fees per trade; our expectations regarding growth of net interest revenue; our expectations regarding the effect of client trading activity on account maintenance fee revenues; our expected amount of employee compensation and benefits expense, clearing and execution costs, occupancy and equipment costs, professional services, other operating expenses and advertising expenses; our expectations regarding our effective income tax rate; our anticipated capital and liquidity needs and our plans to finance such needs; our expectations regarding our stock repurchase program; and our expectations regarding the impact of recently issued accounting pronouncements. These statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions that could cause actual results or performance to differ materially from our expectations. Important factors that could cause our actual results or performance to differ materially from our expectations are set forth under the heading “Risk Factors”. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

Glossary of Terms

      In discussing and analyzing our business, we utilize several metrics and other terms that are defined in the following Glossary of Terms. Italics indicate other defined terms that appear elsewhere in the Glossary.

Glossary of Terms

      Account maintenance fees — A $15 quarterly fee assessed on funded brokerage accounts with less than $2,000 in total liquidation value. This fee is not assessed if:

•	the account is a beneficiary account or IRA account,

•	the account has been open less than six months, or

•	at least four trades have been executed in the account in the last six months.

This fee is assessed at the close of business on the last Friday of the second month of each quarter (February, May, August, and November).

      Activity rate — Average client trades per day during the period divided by the average number of total accounts during the period.

      Average client trades per account (annualized) — Total trades divided by the average number of total accounts during the period, annualized based on the number of trading days in the fiscal year.

      Average client trades per day — Total trades divided by the number of trading days in the period.

      Average commissions and clearing fees per trade — Total commissions and clearing fee revenues as reported on the Company’s Consolidated Statements of Operations divided by total trades for the period. Commissions and clearing fee revenues primarily consist of trading commissions and revenue-sharing arrangements with market destinations (also referred to as “payment for order flow”).

      Beneficiary accounts — Brokerage accounts managed by a custodian, guardian, conservator or trustee on behalf of one or more beneficiaries. Examples include Uniform Gift to Minors Act (UGMA), Uniform Transfer to Minors Act (UTMA), guardianship, conservatorship, trust, pension or profit plan for small business accounts.

      Brokerage accounts — Accounts maintained by the Company on behalf of clients for securities brokerage activities. The primary types of brokerage accounts are cash accounts, margin accounts, IRA accounts and beneficiary accounts.

      Cash accounts — Brokerage accounts that do not have margin account approval.

      Clearing accounts — Accounts for which the Company serves as the clearing broker/ dealer on behalf of an unaffiliated introducing broker/ dealer. The Company charges a fee to the introducing broker/ dealer to process trades in clearing accounts.

      Client assets — The total value of cash and securities in brokerage accounts.

      Client credit balances — Client cash held in brokerage accounts, excluding balances generated by client short sales, on which no interest is paid. Interest paid on client credit balances is a reduction of net interest revenue.

      Client margin balances — The total amount of cash loaned to clients in margin accounts. Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue.

      EBITDA — EBITDA (earnings before interest, taxes, depreciation and amortization) is considered a Non-GAAP financial measure as defined by SEC Regulation G. We consider EBITDA an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

      EPS from ongoing operations — EPS from ongoing operations is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define EPS from ongoing operations as earnings (loss) per share, adjusted to remove any significant unusual gains or charges. We consider EPS from ongoing operations an important measure of the financial performance of our ongoing business. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. EPS from ongoing operations should be considered in addition to, rather than as a substitute for, basic and diluted earnings per share.

      Expenses excluding advertising — Expenses excluding advertising is considered a Non-GAAP financial measure as defined by SEC Regulation G. Expenses excluding advertising consists of total expenses, adjusted to remove advertising expense. We consider expenses excluding advertising an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Expenses excluding advertising should be considered in addition to, rather than as a substitute for, total expenses.

      IRA accounts (Individual Retirement Arrangements) — A personal trust account for the exclusive benefit of a U.S. individual (or his or her beneficiaries) that provides tax advantages in accumulating funds to save for retirement or other qualified purposes. These accounts are subject to numerous restrictions on additions to and withdrawals from the account, as well as prohibitions against certain investments or transactions conducted within the account. The Company offers traditional, Roth, Savings Incentive Match Plan for Employees (SIMPLE) and Simplified Employee Pension (SEP) IRA accounts.

      Liquid assets — Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) the market value, net of tax, of our investment in Knight Trading Group, Inc. that is not subject to a prepaid variable forward contract for future sale and c) regulatory net capital of our broker-dealer subsidiaries in excess of 5% of aggregate debit items. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered in addition to, rather than as a substitute for, cash and cash equivalents.

      Liquidation value — The net value of a client’s account holdings as of the close of a regular trading session. Liquidation value includes client cash and the value of long security positions, less margin balances and the cost to buy back short security positions.

      Margin accounts — Brokerage accounts in which clients may borrow from the Company to buy securities or for any other purpose, subject to regulatory and Company-imposed limitations.

      Net interest revenue — Net interest revenue is interest revenues less brokerage interest expense. Interest revenues are generated by charges to clients on margin balances maintained in margin accounts and the investment of cash from operations and segregated cash in short-term marketable securities. Brokerage interest expense consists of amounts paid or payable to clients based on credit balances maintained in brokerage accounts and other brokerage-related interest expense. Brokerage interest expense does not include interest on Company borrowings.

      Operating margin — Operating margin is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define operating margin as pre-tax income, adjusted to remove advertising expense and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income and net income.

      Qualified accounts — All open client accounts with a total liquidation value greater than or equal to $2,000, except clearing accounts. Historically, qualified accounts have generated the vast majority of the Company’s revenues. The Company’s normal account-opening requirement for non-IRA accounts is $2,000. Additionally, accounts with $2,000 or more of liquidation value are not subject to account maintenance fees and may be eligible for margin account approval.

      Segregated cash — Client cash and investments segregated in compliance with SEC Rule 15c3-3 (the Customer Protection Rule) and other regulations. Interest earned on segregated cash is a component of net interest revenue.

      Total accounts — All open client accounts (funded and unfunded), except clearing accounts.

      Total trades — All client securities trades, which are executed by the Company’s broker/ dealer subsidiaries on an agency basis. Total trades are the principal source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, mutual funds and debt instruments. Substantially all trades generate revenue from commissions, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).

      Trading days — Days in which the U.S. equity markets are open for a full trading session. Reduced exchange trading sessions are treated as half trading days.

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

      Our largest sources of revenue are commissions earned from our brokerage activities and associated securities transaction clearing fees. Our other principal source of revenue is net interest revenue. We also receive payment for order flow, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution and is included in commissions and clearing fees on the Consolidated Statements of Operations.

      Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, group insurance, contributions to benefit programs, recruitment and other related employee costs. Clearing and execution costs include incremental third-party expenses that tend to fluctuate as a result of fluctuations in client accounts or trades. Examples of expenses included in this category are statement and confirmation processing and postage costs and clearing expenses paid to the National Securities Clearing Corporation, option exchanges and other market centers. Communications expense includes telecommunications, other postage, news and quote costs. Occupancy and equipment costs include the costs of leasing and maintaining our office spaces and the lease expenses on computer and other equipment. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of intangible assets.

      Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, marketing and general management issues. Interest on borrowings consists of interest expense on our prepaid variable forward contracts, convertible subordinated notes and other borrowings. Other operating expenses include provision for losses, client trade execution price adjustments, travel expenses and other miscellaneous expenses. Advertising costs are expensed as incurred and include production and placement of advertisements in various media, including online, television, print and direct mail. Advertising expenses may increase or decrease significantly from period to period.

      We believe that the online securities brokerage market is currently impacted by four significant trends that may affect our financial condition and results of operations. First, price is an important component of the value proposition for the online securities brokerage market. This trend has resulted in the implementation of various strategies such as tiered pricing, account maintenance fees, order-handling fees and per share charges. Second, technology has increased in importance, as delivery channels such as the Internet have become more prevalent. The vast majority of our trades and a significant percentage of our client support activities are now placed through electronic media, primarily the Internet. This increased use of electronic media has helped to decrease operating expenses per trade over the past several years and we believe this trend will continue. Third, the increasing recognition of the need for scale and required investment in technology have resulted in consolidation in the industry. Finally, we believe the intense advertising and promotional efforts by our major competitors and us are making it increasingly difficult for new entrants to make a competitive impact without substantial financial resources to invest in building a brand.

      Our fiscal year ends on the last Friday in September. References to fiscal year in this document or in the information incorporated herein by reference are to the approximate twelve-month period ended on any such Friday. For example, “fiscal 2004” refers to the fiscal year ended September 24, 2004.

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

      We have completed the integration of Datek’s business with ours. Datek’s client call center function was moved to call centers in Omaha, Nebraska and Ft. Worth, Texas shortly after completion of the merger. Web site enhancements to both Ameritrade’s and Datek’s front-end Web sites, along with a new pricing schedule, were implemented on October 19, 2002. Effective March 14, 2003, we consolidated the clearing function performed by Datek into the Ameritrade, Inc. clearing platform. During fiscal 2004, we phased in a single web architecture trading platform and began phasing in a single point of entry to the trading platform for both Ameritrade and Datek clients. The introduction of the new single point of entry Web site experience, which includes easier navigation, greater depth of information and new functionality, was announced on September 30, 2004.

Critical Accounting Policies and Estimates

      The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 to the consolidated financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position.

     Valuation of goodwill and acquired intangible assets

      We test goodwill and acquired intangible assets for impairment on at least an annual basis, and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. In performing the impairment tests, we utilize quoted market prices of our Common Stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting units based on operating revenues, and is compared with the carrying value of the reporting units. We evaluate the remaining useful lives of intangible assets each reporting period to determine if events or trends warrant a revision to the remaining period of amortization. We have had no events or trends that have warranted a revision to the originally estimated useful lives.

      No impairment charges have resulted from our annual impairment tests. However, in fiscal 2002, we announced plans to dispose of our TradeCast subsidiaries. An impairment loss of $63.4 million was recorded during fiscal 2002 to reflect the amount by which the carrying value of the TradeCast subsidiaries, including goodwill, exceeded its estimated fair value. The impairment loss consisted of $53.5 million of goodwill and $9.9 million of property and equipment.

Valuation and accounting for derivative financial instruments

      We may utilize derivative financial instruments to manage risks such as interest rate risk, foreign currency risk or market risk. Our derivatives policy prohibits us from using derivatives for speculative or trading purposes.

      Accounting for derivatives differs significantly depending on whether a derivative is designated as a “hedge,” which is a transaction intended to reduce a risk associated with a specific balance sheet item or future expected cash flow at the time it is purchased. In order to qualify as a hedge, a derivative must be designated as such by management, who must also continue to evaluate whether the instrument effectively reduces the risk associated with that item.

      During fiscal 2003, we entered into a series of prepaid variable forward contracts, which are described later in this Item under the heading “Prepaid Variable Forward Contracts”. We have designated the forward contracts as cash flow hedges of the forecasted future sales of our investment in Knight common stock. Accordingly, all changes in the fair value of the derivatives are recorded in other comprehensive income, net of income taxes.

      To determine if a derivative instrument continues to be an effective hedge, we must make assumptions and judgments about the continued effectiveness of our hedging strategies and the nature and timing of forecasted transactions. If our hedging strategy were to become ineffective, we could no longer apply hedge accounting and our reported results of operations or financial condition could be materially affected.

Estimates of effective income tax rates, deferred income taxes and valuation allowances

      We estimate our income tax expense based on the various jurisdictions where we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Temporary differences result in deferred income tax assets and liabilities. We must evaluate the likelihood that deferred income tax assets will be realized. To the extent we determine that realization is not more likely than not, we establish a valuation allowance. Establishing or increasing a valuation allowance results in corresponding income tax expense in our Consolidated Statements of Operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, reducing income tax expense.

      We must make significant judgments to calculate our provision for income taxes, our deferred income tax assets and liabilities and any valuation allowance against our deferred income tax assets.

Results of Operations

      Improved conditions in the U.S. equity markets significantly impacted our results of operations during fiscal 2004. There is a positive correlation between the volume of our clients’ trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity improves, we expect that it would have a positive impact on our results of operations. If client trading activity were to decline, we expect that it would have a negative impact on our results of operations.

Financial Performance Metrics

      Pre-tax income, operating margin and EBITDA (earnings before interest, taxes, depreciation and amortization) are key metrics we use in evaluating our financial performance. Operating margin and EBITDA are both considered non-GAAP financial measures as defined by the SEC.

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

      We consider EBITDA an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

      The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended

	September 24, 2004			September 26, 2003			September 27, 2002

	$	% of Rev.		$	% of Rev.		$	% of Rev.

Operating Margin
Operating margin	$542,687	61.7%		$318,670	44.7%		$117,930	27.4%
Less:
Advertising	(100,364)	(11.4%	)	(90,415)	(12.7%	)	(72,638)	(16.9%	)
Gain/(loss) on disposal of property	(1,166)	(0.1%	)	5,093	0.7%		(403)	(0.1%	)
Restructuring and asset impairment charges	—	0.0%		(5,991)	(0.8%	)	(63,406)	(14.7%	)

Pre-tax income (loss)	$441,157	50.1%		$227,357	31.9%		$(18,517)	(4.3%	)

EBITDA
EBITDA	$466,962	53.1%		$264,141	37.0%		$14,538	3.4%
Less:
Depreciation and amortization	(23,224)	(2.6%	)	(31,708)	(4.4%	)	(27,945)	(6.5%	)
Interest on borrowings	(2,581)	(0.3%	)	(5,076)	(0.7%	)	(5,110)	(1.2%	)

Pre-tax income (loss)	$441,157	50.1%		$227,357	31.9%		$(18,517)	(4.3%	)

      Our improved pre-tax income, operating margin and EBITDA for fiscal 2004 compared to fiscal 2003 are largely due to significantly increased net revenues resulting primarily from increased client trading volumes and increased client margin and credit balances. While net revenues increased, we did not incur corresponding significant increases in expenses. More detailed analysis of net revenues and expenses is presented later in this discussion.

Trading Activity and Account Metrics

      The following table sets forth several operating metrics, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year Ended
				’04 vs. ’03	’03 vs. ’02
	September 24,	September 26,	September 27,	%	%
	2004	2003	2002	Change	Change

Average client trades per day	167,958	143,470	84,564	17%	70%
Average client trades per account (annualized)	12.4	11.6	10.2	7%	14%
Activity rate	5.0%	4.7%	4.1%	7%	13%
Total trades (in millions)	41.74	35.80	21.06	17%	70%
Average commissions and clearing fees per trade	$13.42	$13.21	$11.99	2%	10%
Trading days	248.5	249.5	249.0	(0% )	0%
Total accounts (ending)	3,520,000	3,171,000	3,001,000	11%	6%
Qualified accounts (ending)	1,677,000	1,520,000	1,211,000	10%	26%
Client assets (ending, in billions)	$68.8	$54.8	$33.9	26%	62%

Net Interest Revenue Metrics

      The following tables set forth metrics that we use in analyzing net interest revenue:

	Average Balance (millions)
	Fiscal Year Ended			’04 vs. ’03	’03 vs. ’02
				%	%
	2004	2003	2002	Change	Change

Segregated cash	$7,572	$6,706	$2,695	13%	149%
Client margin balances	$3,222	$1,588	$1,183	103%	34%
Client credit balances	$8,916	$7,188	$3,269	24%	120%

	Average Yield/(Cost)
	Fiscal Year Ended						’04 vs. ’03		’03 vs. ’02
							Yield/Cost		Yield/Cost
	2004		2003		2002		Inc./(Dec.)		Inc./(Dec.)

Segregated cash	1.10%		1.20%		1.83%		(0.10%	)	(0.63%	)
Client margin balances	4.90%		5.04%		5.62%		(0.14%	)	(0.58%	)
Client credit balances	(0.15%	)	(0.23%	)	(0.35%	)	(0.08%	)	(0.12%	)

Consolidated Statements of Operations Data

      The following table summarizes certain data from our Consolidated Statements of Operations for analysis purposes (in millions, except percentages):

	Fiscal Year
				’04 vs. ’03		’03 vs. ’02
	2004	2003	2002	% Change		% Change

Revenues:
Commissions and clearing fees	$560.1	$472.8	$252.5	18%		87%
Interest revenue	278.6	184.2	128.6	51%		43%
Other	83.4	89.5	74.2	(7%	)	21%

Total revenues	922.0	746.4	455.4	24%		64%
Brokerage interest expense	41.9	33.2	24.6	26%		35%

Net revenues	880.1	713.3	430.8	23%		66%

Expenses:
Employee compensation and benefits	154.8	172.2	133.9	(10%	)	29%
Clearing and execution costs	30.6	35.7	19.1	(14%	)	87%
Communications	39.9	41.4	31.4	(4%	)	32%
Occupancy and equipment costs	42.4	57.1	57.1	(26%	)	0%
Depreciation and amortization	23.2	31.7	27.9	(27%	)	14%
Professional services	27.4	31.1	25.8	(12%	)	21%
Interest on borrowings	2.6	5.1	5.1	(49%	)	0%
(Gain)/loss on disposal of property	1.2	(5.1)	0.4	N/A		N/A
Other	16.6	20.3	12.6	(18%	)	61%
Advertising	100.4	90.4	72.6	11%		25%
Restructuring and asset impairment charges	—	6.0	63.4	(100%	)	(91% )

Total expenses	439.0	485.9	449.3	(10%	)	8%

Pre-tax income (loss)	441.2	227.4	(18.5)	94%		N/A
Provision for income taxes	168.8	90.7	10.4	86%		772%

Net income (loss)	$272.3	$136.6	$(29.0)	99%		N/A

Net interest revenue	$236.7	$151.0	$104.1	57%		45%
Effective income tax rate	38.3%	39.9%	(56.2%)

Note:	Details may not sum to totals and subtotals due to rounding differences.

Fiscal Year Ended September 24, 2004 Compared to Fiscal Year Ended September 26, 2003

     Net Revenues

      Commissions and clearing fees increased 18 percent, primarily due to higher average client trades per day and increased average commissions and clearing fees per trade. Average trades per day increased 17 percent to 167,958 for fiscal 2004 from 143,470 in fiscal 2003. Average client trades per account were 12.4 during fiscal 2004, compared to 11.6 during fiscal 2003, while the number of qualified accounts increased 10 percent to 1.68 million as of September 24, 2004, compared to 1.52 million as of September 26, 2003. Historically, qualified accounts have generated the vast majority of our revenues. Average commissions and clearing fees per trade increased to $13.42 for fiscal 2004 from $13.21 for fiscal 2003, due primarily to higher payment for order flow revenue per trade during fiscal 2004 compared to fiscal 2003. We currently expect average commissions and clearing fees per trade to range from approximately $12.75 to $13.25 per trade during fiscal 2005, depending on the mix of trading activity, level of payment for order flow revenue and other factors.

      Net interest revenue increased 57 percent, due primarily to a 103 percent increase in average client margin balances, a 13 percent increase in average segregated cash and a decrease of eight basis points in the average interest rate paid on client credit balances during fiscal 2004 compared to fiscal 2003. The increased net interest revenue resulting from these factors was partially offset by a decrease of 10 basis points in the average interest rate earned on segregated cash, a decrease of 14 basis points in the average interest rate charged on client margin balances and an increase of 24 percent in client credit balances during fiscal 2004 as compared to fiscal 2003. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin borrowing and deposits.

      Other revenues decreased seven percent, due primarily to lower account maintenance fee income in fiscal 2004 and decreased licensing fee revenue due to the shutdown of our Watcher Technologies business in fiscal 2003, partially offset by higher money market fee income during fiscal 2004. Account maintenance fees are charged based on client assets and trading activity, therefore fluctuations in client assets or trades per account may result in fluctuations in revenues from account maintenance fees.

     Expenses

      Employee compensation and benefits expense decreased 10 percent, due primarily to the elimination of duplicate clearing and technology functions during fiscal 2003 in connection with the Datek merger integration, partially offset by client service employees added during fiscal 2004 to accommodate increased client trading volume. Full-time equivalent employees totaled 1,961 at September 24, 2004, compared to 1,732 at the end of fiscal 2003. During fiscal 2003, we also incurred approximately $9.5 million of expense for bonuses based on synergies achieved in the Datek merger and approximately $4.3 million of compensation expense for stock appreciation rights (“SARs”) assumed in the Datek merger, due to increases in our stock price and costs of a cash-out offer to SAR holders. As of September 24, 2004, there were approximately 7,000 remaining SARs outstanding, compared with approximately 3.8 million SARs outstanding at the beginning of fiscal 2003. We expect total employee compensation and benefits expense to range between $184 million and $192 million for fiscal 2005.

      Clearing and execution costs decreased 14 percent, due primarily to approximately $3 million in refunds and adjustments in the second quarter of fiscal 2004 for clearing and execution costs related to previous periods and the effect of eliminating duplicate clearing and execution costs subsequent to the Datek merger in fiscal 2003, partially offset by the effect of higher client trading volumes. We expect clearing and execution costs to range between $33 million and $37 million for fiscal 2005, depending on the volume of client trading and new accounts.

      Communications expense decreased four percent, due primarily to the elimination of duplicate telecommunications, quotes and market information infrastructure subsequent to the Datek merger in fiscal 2003, partially offset by the effect of higher client trading volumes.

      Occupancy and equipment costs decreased 26 percent, due to facilities and equipment reductions during fiscal 2003 resulting from the Datek merger and lower technology licensing costs. We expect occupancy and equipment costs to be approximately $49 million for fiscal 2005.

      Depreciation and amortization decreased 27 percent, due primarily to the effects of noncompete agreements related to the Datek merger that expired and became fully amortized by the end of fiscal 2003 and tangible assets that have become fully depreciated.

      Professional services expense decreased 12 percent, primarily due to increased usage of consulting services during fiscal 2003 in connection with the Datek merger integration. We expect professional services expense to range between $29 million and $33 million for fiscal 2005.

      Interest on borrowings decreased 49 percent, primarily due to the redemption of our remaining convertible subordinated notes in October 2003.

      (Gain)/loss on disposal of property includes approximately $5.9 million of gain recognized on the sale/leaseback of our Kansas City data center facility in fiscal 2003.

      Other operating expenses decreased 18 percent, due primarily to Datek-related litigation and arbitration matters that were resolved favorably during the fourth quarter of fiscal 2004. We expect other operating expenses to range between $20 million and $24 million for fiscal 2005.

      Advertising expenses increased 11 percent. We increased our advertising spending during fiscal 2004 in an effort to increase the number of new accounts, due primarily to improved stock market conditions during fiscal 2004. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We expect approximately $110 million to $130 million of advertising expenditures for fiscal 2005, depending on market conditions.

      Restructuring and asset impairment charges in fiscal 2003 consisted of approximately $4.8 million in severance costs related to the closing of TradeCast and the integration of the Datek and Ameritrade technology organizations, and approximately $1.2 million of non-cancelable lease costs in connection with the closing of TradeCast.

      Our effective income tax rate was approximately 38 percent for fiscal 2004, compared to approximately 40 percent for fiscal 2003. The Datek integration has resulted in a larger percentage of our payroll and assets being located in lower income tax states such as Nebraska and Texas as opposed to higher income tax states such as New York and New Jersey. The adjustment to our net deferred income tax liabilities to apply the current 39 percent rate resulted in a lower than normal effective income tax rate for fiscal 2004. We expect our effective income tax rate to range from approximately 38.5 percent to 39 percent for fiscal 2005.

Fiscal Year Ended September 26, 2003 Compared to Fiscal Year Ended September 27, 2002

     Net Revenues

      Commissions and clearing fees increased 87 percent, primarily due to the full year impact of adding 876,000 accounts in the fourth quarter of fiscal 2002 as a result of the Datek merger, increased client trading activity and increased commissions and clearing fees per trade. Average client trades per day increased 70 percent to 143,470 for fiscal 2003 from 84,564 in fiscal 2002. Clients averaged approximately 11.6 trades per account during fiscal 2003, compared to approximately 10.2 trades per account for fiscal 2002. Average commissions and clearing fees per trade increased to $13.21 in fiscal 2003 from $11.99 for fiscal 2002, due primarily to the implementation of a new pricing schedule effective October 19, 2002 and an increase in the average number of contracts per options trade, partially offset by slightly lower payment for order flow revenue per trade during fiscal 2003 compared to fiscal 2002.

      Net interest revenue increased 45 percent. Average client margin balances increased 34 percent in fiscal 2003 compared to fiscal 2002, due primarily to the Datek merger. Average segregated cash increased by 149 percent in fiscal 2003 from fiscal 2002, due primarily to the Datek merger. The increased interest income resulting from the higher average client margin balances and average segregated cash was partially offset by a decrease of 58 basis points in the average interest rate charged on client margin balances, a decrease of 63 basis points in the average interest rate earned on segregated cash and an increase of 120 percent in average client credit balances in fiscal 2003 from fiscal 2002.

      Other revenues increased 21 percent, due primarily to increased account maintenance, clearing and other fee income resulting from the Datek merger.

     Expenses

      Employee compensation and benefits expense increased 29 percent. Although full-time equivalent employees decreased 19 percent to 1,732 at the end of fiscal 2003 from 2,150 at the end of fiscal 2002, the average number of full-time equivalent employees during fiscal 2003 increased by approximately nine percent compared to fiscal 2002 as a result of the Datek merger. During fiscal 2003, we incurred approximately $9.5 million of expense for bonuses based on synergies achieved in the Datek merger and approximately $4.3 million of compensation expense for stock appreciation rights assumed in the Datek merger, due to increases in our stock price and costs of a cash-out offer to SAR holders during fiscal 2003.

      Clearing and execution costs increased 87 percent, primarily due to the significantly increased transaction volume and accounts added through the Datek merger.

      Communications expense increased 32 percent, due primarily to increased expense for quotes, market information and telecommunications costs associated with additional accounts and transaction processing volumes resulting from the Datek merger.

      Occupancy and equipment costs were virtually unchanged, as facilities and equipment reductions in existing Ameritrade locations were offset by facilities added in the Datek merger.

      Depreciation and amortization increased 14 percent, due primarily to amortization of intangible assets recorded in the Datek merger, partially offset by lower depreciation expense due to the effect of tangible assets that have become fully depreciated.

      Professional services expense increased 21 percent, primarily due to increased usage of consulting services during fiscal 2003 in connection with the Datek merger integration.

      Interest on borrowings was approximately $5.1 million for both fiscal 2003 and fiscal 2002. Lower average borrowings on our revolving credit agreement were offset by interest expense associated with the forward contracts on our Knight investment in fiscal 2003. We had no borrowings outstanding on our revolving credit agreement during fiscal 2003.

      (Gain)/loss on disposal of property includes approximately $5.9 million of gain recognized on the sale/leaseback of our Kansas City data center facility in fiscal 2003.

      Other operating expenses increased 61 percent, due primarily to increased transaction volume and accounts added through the Datek merger.

      Advertising expenses increased 25 percent, principally due to our introduction of a new suite of products and services and new pricing schedule during the first quarter of fiscal 2003.

      Restructuring and asset impairment charges in fiscal 2003 consisted of approximately $4.8 million in severance costs related to the closing of TradeCast and the integration of the Datek and Ameritrade technology organizations, and approximately $1.2 million of non-cancelable lease costs in connection with the closing of TradeCast. Restructuring and asset impairment charges in fiscal 2002 consisted of a $63.4 million impairment charge to reflect the amount by which the carrying value of the TradeCast subsidiaries exceeded its estimated fair value. The impairment loss consisted of $53.5 million of goodwill and $9.9 million of property and equipment.

      Income tax expense was $90.7 million for fiscal 2003 compared to $10.4 million for fiscal 2002. The effective income tax rate was approximately 40 percent for fiscal 2003. We recorded income tax expense in fiscal 2002 despite having a pre-tax loss before income taxes, due primarily to the nondeductible goodwill component of TradeCast impairment charge.

Liquidity and Capital Resources

      We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2004 were financed primarily from our earnings and cash on hand, and, to a lesser extent, borrowings on our credit facilities. We plan to finance our capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

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

      On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that in their view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients. Ameritrade, Inc. cured the asserted deficiency the next business day, November 15, 2004. We continue to discuss this matter with the Staffs. We are unable to predict the outcome of this matter. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of this matter.

     Liquid Assets

      We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a Non-GAAP financial measure as defined by the SEC. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents and b) regulatory net capital of our broker-dealer subsidiaries in excess of 5% of aggregate debit items. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the holding company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.

The following table sets forth a reconciliation of cash and cash equivalents to liquid assets for the periods indicated (in thousands):

	September 24,	September 26,
	2004	2003	Change

Cash and cash equivalents	$155,342	$248,623	$(93,281)
Less: Broker-dealer cash and cash equivalents	(99,400)	(55,634)	(43,766)

Non broker-dealer cash and cash equivalents	55,942	192,989	(137,047)
Plus: Excess broker-dealer regulatory net capital*	-	142,305	(142,305)

Liquid assets*	$55,942	$335,294	$(279,352)

*	Includes the impact of a regulatory matter related to an FDIC-insured deposit sweep program as of September 24, 2004. Excluding the impact of the regulatory matter, excess broker-dealer regulatory net capital would be approximately $85.4 million and liquid assets would be approximately $141.3 million as of September 24, 2004. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of the regulatory matter.

      The decrease in liquid assets from September 26, 2003 to September 24, 2004 is primarily due to cash used in investing and financing activities of $422.8 million (see “Cash Flow” below), the impact of the regulatory matter of $85.4 million and an increase in aggregate debit items that resulted in increased regulatory net capital required of $40.1 million, partially offset by net income of $272.3 million. The remaining $3.4 million of the change in liquid assets is due to non-cash expenses that are reflected in net income, changes in non broker-dealer working capital due to timing of income tax and other payments, and other miscellaneous changes in excess regulatory net capital.

Cash Flow

      Cash provided by operating activities was $329.6 million for fiscal 2004, compared to $31.8 million for fiscal 2003. Cash flow activity in fiscal 2003 included substantial reductions in accounts payable and accrued liabilities assumed in the Datek merger, which were funded by cash acquired in the Datek merger.

      Cash used in investing activities was $66.6 million for fiscal 2004, compared to cash provided by investing activities of $9.7 million for fiscal 2003. The cash used in investing activities in fiscal 2004 consisted primarily of $56.7 million paid in the acquisition of Bidwell & Company and two small account acquisition transactions. The cash provided by investing activities in fiscal 2003 was due primarily to $23.2 million of proceeds from the sale/ leaseback of our Kansas City data center facility. We expect to pay approximately $25.9 million in fiscal 2005 in connection with our acquisition of the online retail accounts of JB Oxford & Company.

      Cash used in financing activities was $356.3 million for fiscal 2004, compared to cash provided by financing activities of $8.5 million for fiscal 2003. The financing activities consisted mainly of $323.7 million of stock repurchases and the early redemption of the convertible subordinated notes for $46.8 million. We also borrowed and repaid $25.0 million on our revolving credit agreement and $17.5 million on Ameritrade Northwest, Inc.’s (formerly Bidwell) secured credit facility to fund daily liquidity needs.

Loan Facilities

      On December 15, 2003, we entered into a third amended and restated revolving credit agreement. The revolving credit agreement permitted borrowings of up to $75 million through December 13, 2004, and was secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, was equal to the lesser of (i) the national prime rate or (ii) one month LIBOR plus 2.0 percent. At September 24, 2004, the interest rate on the revolving credit agreement would have been 3.84 percent. We also paid a commitment fee of 0.25 percent of the unused borrowings through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at September 24, 2004 and no outstanding indebtedness under the prior revolving credit agreement at September 26, 2003. The revolving credit agreement contained certain covenants and restrictions, including limitations on borrowings based on the amount of excess net capital at the Company’s broker-dealer subsidiaries, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.

      On December 3, 2004, the agent for the lenders under our revolving credit agreement agreed in principle to increase the credit facility to $105 million from the current $75 million and extend the term to December 14, 2005 on substantially similar terms. The interest rate on borrowings will be equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. The spread would currently be 1.75 percent. The revolving credit agreement, as amended, will contain certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders.

      Our wholly owned broker-dealer subsidiaries, Ameritrade, Inc. and iClearing LLC (“iClearing”), had access to secured uncommitted credit facilities with financial institutions of up to $180 million and $160 million as of September  24, 2004 and September 26, 2003, respectively. Ameritrade, Inc. also had access to unsecured uncommitted credit facilities of up to $310 million as of September 24, 2004 and September 26, 2003. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding under the secured or unsecured credit facilities as of September 24, 2004 or September 26, 2003. Letters of credit in the amount of $40 million as of September 26, 2003, were issued on our behalf and reduced the amount available for borrowings under these credit facilities. The letters of credit, which were for the benefit of a securities clearinghouse, were issued for the contingent purpose of financing and supporting margin requirements. We are generally required to pledge client securities to secure letters of credit under these credit facilities. No letters of credit were issued as of September 24, 2004. As of September 24, 2004 and September 26, 2003, approximately $490 million and $430 million, respectively, was available to the Company for either loans or, in some cases, letters of credit.

Prepaid Variable Forward Contracts

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

      We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of September 24, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $28.7 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Consolidated Balance Sheets.

      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the Consolidated Balance Sheets. We are accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

Stock Repurchase Program

      On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of our Common Stock, a 30 million share increase from the previous authorization. Through September 24, 2004, we have repurchased a total of approximately 42.4 million shares at a weighted average purchase price of $9.78 per share. During fiscal 2004, we repurchased approximately 25.8 million shares at a weighted average purchase price of $12.56 per share.

Off-Balance Sheet Arrangements

      The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and have or are reasonably likely to have a material effect on our financial statements.

Contractual Obligations

      The following table summarizes our contractual obligations as of September 24, 2004. Amounts are in thousands.

		Payments due by period (fiscal years):

		Less than			More than
		1 year	1-3 years	3-5 years	5 years

Contractual Obligations	Total	2005	2006-07	2008-09	After 2009

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	87,864	21,460	29,900	12,670	23,834
Purchase obligations	31,458	15,184	14,727	1,547	—
Business combination obligations	25,870	25,870	—	—	—
Deferred compensation(1)	14,908	14,908	—	—	—
Prepaid variable forward contract obligation(2)	41,362	—	41,362	—	—

Total	$201,462	$77,422	$85,989	$14,217	$23,834

(1)	Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2005 column as the entire amount of the compensation has already been earned by the CEO.

(2)	Represents the notional amount of the prepaid variable forward contracts. The actual amount of the obligation is dependent on the market value of the underlying Knight shares at maturity of the contracts and may be settled in Knight shares or cash, at our option.

New Accounting Pronouncements

      FIN No. 46 — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The FASB deferred the effective date for applying the provisions of FIN No. 46 for certain variable interest entities to periods ending after March 15, 2004. The implementation of FIN No. 46, as revised, had no impact on our consolidated financial statements.

Risk Factors

Stock Market Volatility and Other Securities Industry Risks Could Adversely Affect Our Business.

      Substantially all of our revenues are derived from securities brokerage and clearing and execution services. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Since May 2000, the U.S. securities markets have been very volatile, which has resulted in volatility in trading volume and net revenues. The terrorist attacks in the United States on September 11, 2001, the invasion of Iraq in 2003 and other events also resulted in substantial market volatility and accompanying reductions in trading volume and net revenues. In addition, any general economic downturn would adversely affect trading volumes and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability.

The Market Price of Our Common Stock Could Fluctuate Significantly.

      Our Common Stock, and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The market prices of securities of Internet-related companies, in particular, have been especially volatile. The price of our Common Stock could decrease substantially. In addition, because the market price of our Common Stock tends to fluctuate significantly, we could become the object of securities class action litigation which could result in substantial costs and a diversion of management’s attention and resources.

Substantial Competition Could Reduce Our Market Share and Harm Our Financial Performance.

      The market for electronic brokerage services is young, rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Financial Corporation, TD Waterhouse Group, Inc., Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the online securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. In addition, our clearing operations compete with numerous firms that provide clearing and execution services to the securities industry. We may not be able to compete effectively with current or future competitors.

Systems Failures and Delays Could Harm Our Business.

      We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. Though all of our core computer systems and applications are fully redundant and distributed over two sites, it could take up to four hours or more to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. Extraordinary internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have invested significant amounts in the last few years to upgrade the reliability and scalability of our systems and added hardware to address extraordinary internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. In the past, we experienced periods of extremely high trading volume that caused individual system components or processes to fail, resulting in the temporary unavailability of our Web site for online trading and delays in our telephone systems. On some other occasions, high trading volume caused significant delays in executing trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays. Systems failures and delays could occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of clients or a reduction in the growth of our client base;

•	increased operating expenses;

•	financial losses;

•	additional litigation or other client claims; and

•	regulatory sanctions or additional regulatory burdens.

Our Networks Could be Vulnerable to Security Risks.

      The secure transmission of confidential information over public networks is a critical element of our operations. We have not experienced network security problems in the past that have resulted in significant loss to our clients. However, our networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. Persons who circumvent security measures could wrongfully use our confidential information or our clients’ confidential information or cause interruptions or malfunctions in our operations. We could be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks.

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

Regulatory and Legal Uncertainties Could Harm Our Business.

      The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, NASD and other self-regulatory organizations and state and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. While we neither actively solicit new accounts nor have established offices outside the United States and Canada, our websites are accessible world-wide over the Internet and we currently have account holders located outside the United States and Canada. These accounts make up approximately 2.5% of our accounts and are spread across many jurisdictions. Any adverse action by foreign regulators with respect to regulatory compliance by us in foreign jurisdictions could adversely affect our revenues from clients in such country or region.

      Recently, various regulatory and enforcement agencies have been reviewing mutual fund trading, regulatory reporting obligations, best execution practices, client privacy, system security and safeguarding practices, Regulation T compliance and advertising claims as they relate to the brokerage industry. These reviews could result in enforcement actions or new regulations, which could adversely affect our operations.

      In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have recently adopted regulations regarding client privacy, system security and safeguarding practices and the use of client information by service providers. Additional laws and regulations relating to the Internet could be adopted in the future, including regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive and time consuming and could limit our ability to use the Internet as a distribution channel.

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

Our Principal Stockholders Are Parties to a Stockholders Agreement, Which Could Limit the Ability of Other Stockholders to Influence Corporate Matters.

      As of November 26, 2004, J. Joe Ricketts, our Chairman and Founder, members of his family and trusts held for their benefit (collectively, the “Ricketts holders”) owned approximately 29.1% of our Common Stock and investment funds affiliated with Silver Lake Partners and TA Associates (collectively, the “Datek holders”) owned approximately 7.6% of our Common Stock. The Datek holders and the Ricketts holders are parties to a stockholders agreement, which terminates in 2007, that obligates the parties to vote their shares in favor of a board of directors, of which currently three are to be designated by the Ricketts holders, two are to be designated by the Datek holders and three are to be independent directors selected with the agreement of the parties. The agreement also obligates the parties to vote in favor of specified merger and sale of the company transactions that are approved by the requisite directors and to vote against specified merger and sale of the company transactions unless they are approved by the requisite directors. Accordingly, these stockholders have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets. The interests of these stockholders could differ from the interests of other stockholders. In addition, third parties could be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership or the provisions of the stockholders agreement.

The Terms of the Stockholders Agreement, Our Charter Documents and Delaware Law Could Inhibit a Takeover That Stockholders May Consider Favorable.

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

We Will Need to Introduce New Products and Services to Remain Competitive.

      Our future success depends in part on our ability to develop and enhance our products and services. There are significant technical and financial risks in the development of new or enhanced products and services, including the risk that we might be unable to effectively use new technologies or adapt our services to emerging industry standards, or develop, introduce and market enhanced or new products and services. In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

Changes in Payments for Routing Our Clients’ Orders Could Adversely Affect Our Business.

      We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices have made it less profitable for execution agents to offer order flow payments to broker-dealers. On a per trade basis, our payment for order flow revenue has decreased significantly over the past several years. These payments could continue to decrease on a per trade basis, which could have a material adverse effect on our revenues and profitability. The SEC currently is inquiring into brokerage industry trade execution practices at the market open, including any related payment for order flow. The SEC could take action to prohibit payment for order flow, which could have a material adverse effect on our revenues and profitability.

Failure to Comply With Net Capital Requirements Could Adversely Affect Our Business.

      The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or NASD could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to maintain or expand our business. For example, on November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that in their view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients. Ameritrade, Inc. cured the asserted deficiency the next business day, November 15, 2004. We continue to discuss this matter with the Staffs. We are unable to predict the outcome of this matter. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of this matter.

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

      As part of our growth strategy, we regularly consider, and from time to time engage in, discussions and negotiations regarding strategic transactions such as acquisitions, mergers and combinations within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of Common Stock or other of our securities, borrowings or a combination of these methods.

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

Failure to Maintain Adequate Internal Controls Could Adversely Affect Our Business.

      We are subject to internal control requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the increased allocation of internal audit department resources, documentation of existing controls and implementation of new controls or modification of existing controls as deemed appropriate. To date, several control deficiencies have been identified and we are in the process of remediating them.

      On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Our independent registered public accounting firm has concluded that the controls in place relating to the matter were not properly designed to provide reasonable assurance that these funds were properly recorded and disclosed in the financial statements and assets were appropriately considered in regulatory net capital computations. In their judgment, this is a material weakness in internal control over financial reporting. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of this regulatory matter.

      We continue to devote substantial time and resources to the documentation and testing of our controls, and to planning for and implementation of remedial efforts in those instances where remediation is indicated. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows.

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

      As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.8 billion at September 24, 2004 and $7.9 billion at September 26, 2003. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $10.1 billion at September 24, 2004 and $9.6 billion at September 26, 2003, in the form of client credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

      At September 24, 2004 and September 26, 2003, we had $0 and $46.3 million, respectively, of convertible subordinated notes outstanding, which bore interest at a fixed rate of 5.75 percent. We had no borrowings outstanding under our $75 million revolving credit agreement, which bears interest at a floating rate, as of September 24, 2004 and September 26, 2003. We hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 75,700 shares of The Nasdaq Stock Market, Inc., which were recorded at fair value of $73.3 million ($45.3 million net of tax) at September  24, 2004 and have exposure to market price risk. The same securities were recorded at fair value of $90.6 million ($55.0 million net of tax) at September  26, 2003. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $7.3 million at September 24, 2004. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of September 24, 2004 and September 26, 2003, the fair value of the embedded collars was approximately $28.7 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Consolidated Balance Sheets. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      We have audited the accompanying consolidated balance sheets of Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) as of September 24, 2004 and September 26, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 24, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameritrade Holding Corporation and its subsidiaries as of September 24, 2004 and September 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

December 9, 2004

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 24, 2004 and September 26, 2003

	2004	2003

	(In thousands)
ASSETS
Cash and cash equivalents	$155,342	$248,623
Cash and investments segregated in compliance with federal regulations	7,802,575	7,878,421
Receivable from brokers, dealers and clearing organizations	2,818,726	2,921,732
Receivable from clients and correspondents — net of allowance for doubtful accounts: 2004 — $9.8 million; 2003 — $10.9 million	3,100,572	2,202,170
Property and equipment — net of accumulated depreciation and amortization: 2004 — $70.6 million; 2003 — $61.7 million	29,870	36,159
Goodwill	770,094	734,903
Acquired intangible assets — net of accumulated amortization:
2004 — $24.4 million; 2003 — $12.3 million	247,052	238,147
Investments	73,759	91,740
Other assets	279,031	52,373

Total assets	$15,277,021	$14,404,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,441,802	$3,142,436
Payable to clients and correspondents	10,322,539	9,611,243
Accounts payable and accrued liabilities	131,355	169,569
Prepaid variable forward derivative instrument	28,738	46,668
Prepaid variable forward contract obligation	37,803	36,194
Convertible subordinated notes	—	46,295
Income taxes payable	14,753	34,351
Deferred income taxes	89,123	81,738

Total liabilities	14,066,113	13,168,494

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,195,218	1,188,444
Retained earnings	330,519	58,172
Treasury stock, Common, at cost: 2004 — 27,871,600 shares; 2003 — 5,297,346 shares	(346,060)	(41,452)
Deferred compensation	993	708
Accumulated other comprehensive income	25,887	25,551

Total stockholders’ equity	1,210,908	1,235,774

Total liabilities and stockholders’ equity	$15,277,021	$14,404,268

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	2004	2003	2002

	(In thousands,
	except per share amounts)
Revenues:
Commissions and clearing fees	$560,052	$472,760	$252,526
Interest revenue	278,550	184,175	128,649
Other	83,372	89,511	74,182

Total revenues	921,974	746,446	455,357
Brokerage interest expense	41,861	33,192	24,564

Net revenues	880,113	713,254	430,793

Expenses:
Employee compensation and benefits	154,792	172,159	133,897
Clearing and execution costs	30,610	35,711	19,086
Communications	39,853	41,420	31,429
Occupancy and equipment costs	42,353	57,091	57,060
Depreciation and amortization	23,224	31,708	27,945
Professional services	27,381	31,121	25,753
Interest on borrowings	2,581	5,076	5,110
(Gain)/loss on disposal of property	1,166	(5,093)	403
Other	16,632	20,298	12,583
Advertising	100,364	90,415	72,638
Restructuring and asset impairment charges	—	5,991	63,406

Total expenses	438,956	485,897	449,310

Pre-tax income (loss)	441,157	227,357	(18,517)
Provision for income taxes	168,810	90,715	10,446

Net income (loss)	$272,347	$136,642	$(28,963)

Earnings (loss) per share — basic	$0.65	$0.32	$(0.13)
Earnings (loss) per share — diluted	$0.64	$0.32	$(0.13)
Weighted average shares outstanding — basic	417,629	427,376	227,327
Weighted average shares outstanding — diluted	426,972	432,480	227,327

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	Total						Retained			Accumulated
	Common	Total	Common Stock			Additional	Earnings/			Other
	Shares	Stockholders’			Common	Paid-In	(Accumulated	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Class A	Class B	Stock	Capital	Deficit)	Stock	Compensation	Income

	(In thousands)
Balance, September 28, 2001	215,295	$371,433	$1,990	$164	$—	$384,175	$(49,507)	$(1,746)	$215	$36,142
Net loss	—	(28,963)	—	—	—	—	(28,963)	—	—	—
Net unrealized investment loss, net of $11.6 million tax	—	(17,459)	—	—	—	—	—	—	—	(17,459)

Total comprehensive loss		(46,422)

Repurchases of Common Stock	(1,210)	(4,830)	—	—	—	—	—	(4,830)	—	—
Issuances of Common Stock	60	88	—	—	—	5	—	123	(40)	—
Acquisition of subsidiaries	217,342	774,442	(1,992)	(164)	4,330	772,268	—	—	—	—
Options exercised, including tax benefit	619	913	—	—	6	846	—	61	—	—
Stockholder loan activity	—	1,850	—	—	—	1,850	—	—	—	—
Deferred compensation	—	925	2	—	—	1,056	—	(925)	792	—

Balance, September 27, 2002	432,106	1,098,399	—	—	4,336	1,160,200	(78,470)	(7,317)	967	18,683
Net income	—	136,642	—	—	—	—	136,642	—	—	—
Net unrealized investment gain, net of $23.2 million tax	—	34,734	—	—	—	—	—	—	—	34,734
Unrealized loss on cash flow hedge, net of $18.7 million tax	—	(28,001)	—	—	—	—	—	—	—	(28,001)
Foreign currency translation	—	135	—	—	—	—	—	—	—	135

Total comprehensive income		143,510

Repurchases of Common Stock	(15,399)	(85,769)	—	—	—	—	—	(85,769)	—	—
Issuances of Common Stock	265	382	—	—	—	(30)	—	1,349	(937)	—
Options exercised, including tax benefit	12,813	68,008	—	—	15	17,586	—	50,407	—	—
Stockholder loan activity	—	10,566	—	—	—	10,566	—	—	—	—
Deferred compensation	—	678	—	—	—	122	—	(122)	678	—

Balance, September 26, 2003	429,785	1,235,774	—	—	4,351	1,188,444	58,172	(41,452)	708	25,551
Net income	—	272,347	—	—	—	—	272,347	—	—	—
Net unrealized investment loss, net of $7.7 million tax	—	(9,686)	—	—	—	—	—	—	—	(9,686)
Unrealized gain on cash flow hedge, net of $7.5 million tax	—	10,471	—	—	—	—	—	—	—	10,471
Foreign currency translation	—	(449)	—	—	—	—	—	—	—	(449)

Total comprehensive income		272,683

Repurchases of Common Stock	(25,760)	(323,660)	—	—	—	—	—	(323,660)	—	—
Issuances of Common Stock	8	111	—	—	—	59	—	52	—	—
Options exercised, including tax benefit	3,177	24,981	—	—	—	5,837	—	19,144	—	—
Stockholder loan activity	—	428	—	—	—	428	—	—	—	—
Deferred compensation	—	285	—	—	—	144	—	(144)	285	—
Stock-based compensation expense	—	306	—	—	—	306	—	—	—	—

Balance, September 24, 2004	407,210	$1,210,908	$—	$—	$4,351	$1,195,218	$330,519	$(346,060)	$993	$25,887

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$272,347	$136,642	$(28,963)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	11,066	13,917	26,170
Amortization of intangible assets	12,158	17,791	1,775
Deferred income taxes	9,668	30,152	6,125
(Gain)/loss on disposal and impairment of property	1,166	(5,093)	63,809
Loss on debt retirement	791	—	—
Other non-cash expenses, net	2,639	927	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	75,846	(2,213,312)	(896,204)
Receivable from brokers, dealers and clearing organizations	106,673	(1,523,870)	(490,776)
Receivable from clients and correspondents	(755,876)	(782,701)	71,174
Other assets	(225,871)	10,748	1,975
Payable to brokers, dealers and clearing organizations	293,017	1,224,954	692,781
Payable to clients and correspondents	573,754	3,236,599	641,419
Accounts payable and accrued liabilities	(40,403)	(94,990)	3,645
Income taxes payable	(7,361)	(19,922)	(4,167)

Net cash flows from operating activities	329,614	31,842	88,763

Cash flows from investing activities:
Purchase of property and equipment	(9,810)	(9,013)	(1,871)
Proceeds from sale of property and equipment	26	24,779	692
Cash (paid)/acquired in business combinations, net	(56,735)	(6,055)	111,230
Purchase of investments	(36)	—	—

Net cash flows from investing activities	(66,555)	9,711	110,051

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	—	35,489	—
Proceeds from notes payable	42,500	—	—
Principal payments on notes payable	(89,328)	(1,168)	(22,500)
Proceeds from exercise of stock options and other	13,806	49,419	930
Purchase of treasury stock	(323,660)	(85,769)	(4,830)
Payments received on stockholder loans	428	10,566	1,850

Net cash flows from financing activities	(356,254)	8,537	(24,550)

Effect of exchange rate changes on cash and cash equivalents	(86)	135	—

Net increase (decrease) in cash and cash equivalents	(93,281)	50,225	174,264
Cash and cash equivalents at beginning of period	248,623	198,398	24,134

Cash and cash equivalents at end of period	$155,342	$248,623	$198,398

Supplemental cash flow information:
Interest paid	$44,442	$22,595	$16,623
Income taxes paid	$166,547	$80,484	$8,489
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$12,465	$24,679	$654
Issuance of Common Stock in acquisition of subsidiaries	$—	$—	$770,112

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002
(Columnar amounts in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements include the accounts of Ameritrade Holding Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated. The Company reports on a fifty-two/fifty-three week year. Each fiscal year ends on the last Friday of the month of September. Fiscal years 2004, 2003 and 2002 were each fifty-two week years.

      Nature of Operations — The Company provides securities brokerage services through its broker-dealer subsidiaries. The Company also provides trading execution and clearing services for its own broker-dealer operations and for unaffiliated broker-dealers through its subsidiary, Ameritrade, Inc. The Company’s broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission (“SEC”), NASD, Inc. (“NASD”) and the various exchanges in which they maintain membership.

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

      Depreciation and Amortization — Depreciation is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to 23 years.

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash and Cash Equivalents — The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated in compliance with federal regulations.

      Segregated Cash and Investments — Cash and investments, consisting primarily of repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities, at the Company’s clearing subsidiaries of $7.8 billion and $7.9 billion as of September 24, 2004 and September 26, 2003, respectively, have been segregated in special reserve bank accounts for the benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations.

      Securities Borrowed and Loaned — Securities borrowed and loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash or other securities. The Company receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by the Company are recorded as interest revenue and brokerage interest expense, respectively.

      Fair Value of Financial Instruments — The Company considers the amounts presented for financial instruments on the Consolidated Balance Sheets, except for the convertible subordinated notes, to be reasonable estimates of fair value based on maturity dates and repricing characteristics. The estimated fair value of the convertible subordinated notes was approximately $47.0 million at September 26, 2003. The Company determined the estimated fair value of the notes using available market information.

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

      Investments — Investments are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee’s operating and financial policies. The cost method is used for investments that do not meet equity method criteria. Declines in fair value of cost method investments that are considered other than temporary are accounted for as realized losses. The Company’s investments in marketable equity securities are carried at fair value and are designated as available-for-sale. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses are determined on the specific identification method and are reflected in the Consolidated Statements of Operations.

      Software Development — Software development costs are capitalized and included in property and equipment at the point technological feasibility has been established until beta testing is complete. Once the product is fully functional, such costs are amortized in accordance with the Company’s normal accounting policies. Software development costs that do not meet capitalization criteria are expensed as incurred.

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

      Stock Based Compensation — Prior to September 27, 2003, the Company accounted for its stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. Stock-based compensation expense for fiscal 2004 was $0.3 million. Pro forma information regarding stock-based compensation expense, net income (loss) and earnings (loss) per share is required by SFAS No. 148. This information is required to be presented as if the Company had accounted for its stock-based awards to employees under the fair value based method for all periods presented. The fair value of options was calculated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2004, 2003 and 2002, respectively: risk-free interest rate of 3.25 percent, 3.0 percent and 4.0 percent; dividend yield of zero for all years; expected volatility of 68 percent, 72 percent and 82 percent; and an expected option life of five years for all years. Pro forma net income (loss) and earnings (loss) per share are as follows for the fiscal years ended:

	2004	2003	2002

Net income (loss), as reported	$272,347	$136,642	$(28,963)
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	186	—	—
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(14,782)	(15,739)	(13,215)

Pro forma net income (loss)	$257,751	$120,903	$(42,178)

Basic earnings per share, as reported	$0.65	$0.32	$(0.13)
Basic earnings per share, pro forma	$0.62	$0.28	$(0.19)
Diluted earnings per share, as reported	$0.64	$0.32	$(0.13)
Diluted earnings per share, pro forma	$0.60	$0.28	$(0.19)

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

      Derivatives and Hedging Activities — The Company utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments used to hedge exposure to changes in the fair value of assets or liabilities are considered fair value hedges. Derivative instruments used to hedge exposure to the variability of expected future cash flows or other forecasted transactions are considered cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction.

      Reclassifications — Certain items in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements:

      FIN No. 46 — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The FASB deferred the effective date for applying the provisions of FIN No. 46 for certain variable interest entities to periods ending after March 15, 2004. The implementation of FIN No. 46, as revised, had no impact on the Company’s consolidated financial statements.

2.	Business Combinations, Goodwill and Acquired Intangible Assets

      On October 8, 2004, the Company completed the purchase of approximately 45,000 retail client accounts from JB Oxford & Company, a subsidiary of JB Oxford Holdings, Inc. The purchase price was approximately $25.9 million.

      On January 2, 2004, the Company completed the acquisition of Bidwell & Company (“Bidwell”) for $55 million, including $2 million that was deposited into an escrow account for indemnification purposes. The Company utilized cash on hand to fund the acquisition. The Company allocated approximately $19.1 million of the Bidwell purchase price to acquired intangible assets for the fair value of the Bidwell client relationships, to be amortized over 10- to 15-year periods; and $0.3 million to the fair value of a noncompete agreement, to be amortized over a three-year period. Amounts allocated to Bidwell acquired intangible assets, and their respective amortization periods, were based on an independent valuation.

      On February 13, 2004, the Company completed its purchase of approximately 11,000 online brokerage accounts from BrokerageAmerica, LLC. The purchase price was $1.25 million. The entire purchase price has been allocated to acquired intangible assets for the fair value of the BrokerageAmerica, LLC client relationships. This intangible asset is being amortized over a 20-year period.

      On June 13, 2003, the Company completed its purchase of approximately 16,500 Mydiscountbroker.com, Inc. (“MDB”) client accounts from SWS Group, Inc. The purchase price was $4.2 million. The entire purchase price has been allocated to acquired intangible assets for the fair value of the MDB client relationships. This intangible asset is being amortized over a 20-year period.

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

      The following table summarizes changes in the carrying amount of goodwill by operating segment:

	Private	All
	Client	Other	Total

Balance as of September 27, 2002	$707,941	$89	$708,030
Purchase accounting adjustments, net of income taxes(1)	32,539	—	32,539
Tax benefit of option exercises(2)	(5,666)	—	(5,666)

Balance as of September 26, 2003	734,814	89	734,903
Goodwill recorded in purchase of Bidwell	36,481	—	36,481
Tax benefit of option exercises(2)	(1,290)	—	(1,290)

Balance as of September 24, 2004	$770,005	$89	$770,094

(1)	Purchase accounting adjustments consist of approximately $27.5 million of adjustments to assets and liabilities relating to the Company’s merger with Datek, and an adjustment to reclassify approximately $5.0 million of the Datek purchase price which was initially allocated to an intangible asset for the value of a contract associated with Datek’s Watcher Technologies LLC (“Watcher”) subsidiary. The Company discontinued the Watcher business during fiscal 2003 and accordingly reduced the purchase price allocated to the Watcher contract to zero.

(2)	Represents tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

      Acquired intangible assets consist of the following as of the fiscal years ended:

	2004			2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$271,176	$(24,351)	$246,825	$250,413	$(12,266)	$238,147
Noncompete agreements	300	(73)	227	—	—	—

	$271,476	$(24,424)	$247,052	$250,413	$(12,266)	$238,147

      Amortization expense on acquired intangible assets was $12.2 million, $17.8 million and $1.8 million for fiscal years 2004, 2003 and 2002, respectively. The Company estimates amortization expense on existing acquired intangible assets will be approximately $12.5 million for each of the five succeeding fiscal years.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

      Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following as of the fiscal years ended:

	2004	2003

Receivable:
Deposits paid for securities borrowed	$2,760,352	$2,817,971
Clearing organizations	54,064	100,506
Securities failed to deliver	4,310	3,255

Total	$2,818,726	$2,921,732

Payable:
Deposits received for securities loaned	$3,370,610	$3,091,389
Clearing organizations	51,113	46,474
Securities failed to receive	20,079	4,573

Total	$3,441,802	$3,142,436

4.	Property and Equipment

      Property and equipment consists of the following as of the fiscal years ended:

	2004	2003

Leasehold improvements	$12,589	$14,020
Software	56,230	54,442
Computer equipment	15,957	16,388
Other equipment, furniture and fixtures	15,694	13,052

	100,470	97,902
Less accumulated depreciation and amortization	(70,600)	(61,743)

Property and equipment — net	$29,870	$36,159

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

      Knight Trading Group, Inc. (“Knight”) — The Company owns approximately 7.9 million shares of Knight, representing approximately seven percent of Knight’s outstanding common shares as of September 24, 2004. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of September 24, 2004 and September 26, 2003, the Company’s investment in Knight was valued at $72.8 million and $90.0 million, respectively. The Company’s cost basis is $0.7 million; therefore the gross unrealized gain was $72.1 million and $89.3 million at September 24, 2004 and September 26, 2003, respectively.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares (see Note 16).

      The Nasdaq Stock Market, Inc. (“Nasdaq”) — As of September 24, 2004 and September 26, 2003, the Company owned 75,700 shares of Nasdaq. The Company accounts for its investment in Nasdaq as a marketable equity security available-for-sale.

      Adirondack Trading Partners, LLC (“Adirondack”) — As of September 24, 2004 and September 26, 2003, the Company owned a minority interest in Adirondack, a company formed to trade listed equity and index options. The Company accounts for its investment in Adirondack under the cost method.

      The following table summarizes the Company’s investments, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see the Consolidated Statements of Stockholders’ Equity for a complete summary of comprehensive income):

			Difference
			(Other
	September 24,	September 26,	Comprehensive
	2004	2003	Income)

Assets
Investment in Knight	$72,827	$89,986	$(17,159)
Investment in The Nasdaq Stock Market, Inc.	447	624	(177)

Total marketable equity securities	73,274	90,610	$(17,336)

Other investments	485	1,130	N/A

Total investments	$73,759	$91,740	N/A

Liabilities
Prepaid variable forward derivative instrument	$(28,738)	$(46,668)	$17,930

Prepaid variable forward contract obligation	$(37,803)	$(36,194)	N/A

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(27,958)	$(35,608)	$7,650
Derivative instrument	11,208	18,667	(7,459)

Deferred income taxes on unrealized (gains)/losses, net	$(16,750)	$(16,941)	$191

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following is a summary of the activity in the Company’s restructuring and acquisition exit liabilities:

	Employee	Occupancy and	Professional
	Compensation	Equipment	Services	Other	Total

Restructuring liabilities:
Balance, September 28, 2001	$975	$11,323	$2,430	$4,239	$18,967
Fiscal 2002 activity:
Utilized	(975)	(5,604)	(595)	(439)	(7,613)

Balance, September 27, 2002	—	5,719	1,835	3,800	11,354
Fiscal 2003 activity:
Restructuring charges	4,772	1,219	—	—	5,991
Utilized	(3,510)	(4,785)	(342)	(622)	(9,259)

Balance, September 26, 2003	1,262	2,153	1,493	3,178	8,086
Fiscal 2004 activity:
Utilized	(1,262)	(2,112)	(1,493)	(3,178)	(8,045)

Balance, September 24, 2004	$—	$41	$—	$—	$41

Acquisition exit liabilities:
Fiscal 2002 activity:
Exit costs incurred	$27,663	$14,128	$—	$5,496	$47,287
Utilized	(2,044)	—	—	(389)	(2,433)

Balance, September 27, 2002	25,619	14,128	—	5,107	44,854
Fiscal 2003 activity:
Exit costs incurred	2,783	1,396	—	—	4,179
Utilized	(25,695)	(10,611)	—	(5,107)	(41,413)

Balance, September 26, 2003	2,707	4,913	—	—	7,620
Fiscal 2004 activity:
Exit costs incurred	4,172	1,016	—	—	5,188
Utilized	(6,302)	(816)	—	—	(7,118)

Balance, September 24, 2004	$577	$5,113	$—	$—	$5,690

      The Company expects to utilize the remaining occupancy and equipment restructuring liabilities during fiscal 2005. Acquisition employee compensation liabilities are expected to be paid during fiscal 2005. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

7.	Notes Payable

      On December 15, 2003, the Company entered into a third amended and restated revolving credit agreement. The revolving credit agreement permits borrowings of up to $75 million through December 13,

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings, determined on a monthly basis, is equal to the lesser of (i) the prime rate or (ii) one month LIBOR plus 2.0 percent. At September 24, 2004, the interest rate on the revolving credit agreement would have been 3.84 percent. The Company also pays a commitment fee of 0.25 percent of the unused borrowings through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at September 24, 2004 and no outstanding indebtedness under the prior revolving credit agreement at September 26, 2003. The revolving credit agreement contains certain covenants and restrictions, including limitations on borrowings based on the amount of excess net capital at the Company’s broker-dealer subsidiaries, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.

      On December 3, 2004, the agent for the lenders under the Company’s revolving credit agreement agreed in principle to increase the credit facility to $105 million from the current $75 million and extend the term to December 14, 2005 on substantially similar terms. The interest rate on borrowings will be equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. The spread would currently be 1.75 percent. The revolving credit agreement, as amended, will contain certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders.

      The Company, through its wholly owned broker-dealer subsidiaries Ameritrade, Inc. and iClearing LLC (“iClearing”), had access to secured uncommitted credit facilities with financial institutions of up to $180 million and $160 million as of September 24, 2004 and September 26, 2003, respectively. Ameritrade, Inc. also had access to unsecured uncommitted credit facilities of up to $310 million as of September 24, 2004 and September 26, 2003. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding under the secured or unsecured credit facilities as of September 24, 2004 or September 26, 2003. Letters of credit in the amount of $40 million as of September 26, 2003, were issued on behalf of the Company and reduced the amount available for borrowings under these credit facilities. The letters of credit, which were for the benefit of a securities clearinghouse, were issued for the contingent purpose of financing and supporting margin requirements. The Company is generally required to pledge client securities to secure letters of credit under these credit facilities. No letters of credit were issued as of September 24, 2004. As of September 24, 2004 and September 26, 2003, approximately $490 million and $430 million, respectively, was available to the Company for either loans or, in some cases, letters of credit.

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

      In February 2001, $152.4 million of the Company’s convertible subordinated notes were converted for approximately 4.7 million shares of Class A Common Stock and $58.7 million of cash. In October 2002, the

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company repurchased and retired approximately $1.4 million of its convertible subordinated notes for approximately $1.2 million in cash, resulting in a gain on debt retirement of approximately $0.2 million. In October 2003, the Company redeemed the remaining $46.3 million of convertible subordinated notes for an amount equal to 101.15 percent of the principal amount, resulting in a loss on the redemption of approximately $0.8 million which is included in other expense in the Consolidated Statement of Operations.

9.	Income Taxes

      Provision for income taxes is comprised of the following for fiscal years ended:

	2004	2003	2002

Current expense:
Federal	$132,315	$51,748	$4,286
State	25,543	8,815	35
Foreign	1,284	—	—

	159,142	60,563	4,321

Deferred expense (benefit):
Federal	14,735	23,019	4,152
State	(5,158)	7,133	1,973
Foreign	91	—	—

	9,668	30,152	6,125

Provision for income taxes	$168,810	$90,715	$10,446

      A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income (loss) follows for the fiscal years ended:

	2004	2003	2002

Federal statutory rate	35%	35%	(35)%
State taxes, net of federal tax effect	3	5	7
Goodwill impairment charge	—	—	80
Other	—	—	4

	38%	40%	56%

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	2004	2003

Deferred tax assets:
Accrued liabilities	$13,999	$23,533
State incentive credits and operating loss carryforwards	6,936	1,572
Other deferred tax assets	3,485	3,739

Gross deferred tax assets	24,420	28,844
Less: Valuation allowance	(4,763)	—

Net deferred tax assets	19,657	28,844

Deferred tax liabilities:
Property and intangible assets	(90,940)	(91,936)
Unrealized investment and derivative gains/losses, net	(16,751)	(16,942)
Other deferred tax liabilities	(1,089)	(1,704)

Total deferred tax liabilities	(108,780)	(110,582)

Net deferred tax liabilities	$(89,123)	$(81,738)

      At September 24, 2004, the Company has approximately $3.9 million of federal net operating loss carryforwards, which expire beginning December 31, 2018, and are subject to annual limitation on utilization in future periods. Subsidiaries of the Company also have approximately $95.4 million of separate state operating loss carryforwards, which expire between 2008 and 2010. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized.

10.	Net Capital

      The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

      Reflecting the effect of a regulatory matter discussed in the following paragraphs, the Company’s broker-dealer subsidiaries had aggregate net capital of $30.6 million and $279.5 million as of September 24, 2004 and September 26, 2003, respectively, resulting in an aggregate net capital deficiency of $40.3 million as of September 24, 2004 and excess aggregate minimum net capital of $224.4 million as of September 26, 2003. Excluding the effect of the regulatory matter, the Company’s aggregate net capital would have been $262.3 million as of September 24, 2004, which would have exceeded aggregate minimum net capital requirements by $191.4 million.

      On November 12, 2004, the Company’s broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staffs’ view is that Ameritrade, Inc. did not for regulatory purposes effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. was also notified, on November 5, 2004, by the NASD that client funds deposited in the FDIC-insured sweep program should be included in Ameritrade, Inc.’s computation of reserve requirements under Exchange Act Rule 15c3-3. A deposit into Ameritrade, Inc.’s reserve account was made to fund the asserted Rule 15c3-3 requirement effective November 5, 2004. As of September 24, 2004, a deposit of $231.7 million into Ameritrade, Inc.’s reserve account would have been required in accordance with the Staffs’ position.

      Ameritrade, Inc. informed the Staffs that it believes that the free credit balances were effectively transferred to the Program Banks in accordance with well-established banking law, that the accounts held at the Program Banks were the obligations of the Program Banks to each client and not obligations of Ameritrade, Inc. and that the FDIC insurance passed through to each client in accordance with FDIC regulations. Accordingly, Ameritrade, Inc. believes that it has been in compliance with Rules 15c3-1 and 15c3-3.

      At the direction of the NASD, Ameritrade, Inc. filed a notice describing the asserted net capital deficiency as well as Ameritrade, Inc.’s position on the matter on November 12, 2004 in accordance with Exchange Act Rule 17a-11. Ameritrade, Inc. cured the asserted deficiency the first business day following the notification by causing the transfer of the cash in the FDIC-insured accounts to a money market fund in accounts in the names of the clients. No client funds were lost and the Company believes that the client balances in the FDIC-insured deposit accounts at the Program Banks were, at all times, protected by FDIC insurance on a pass-through basis and no client balance was at risk. Ameritrade, Inc. has ceased offering the FDIC-insured product pending resolution of this matter. At the direction of the NASD, Ameritrade, Inc. filed, on December 8, 2004, amended Form X-17A-5 Financial and Operational Combined Uniform Single (FOCUS) Reports for the months of May through September 2004 reflecting the Staffs’ position.

      This matter had no impact on the Company’s results of operations or net cash flows for any period presented.

      The Company continues to discuss this matter with the Staffs. The SEC or NASD may elect to pursue disciplinary or other action with respect to this matter, which could result in censures, fines, suspensions or other sanctions. The Company is unable to predict the outcome of this matter.

11.	Stock Option and Incentive Plans

      The Company has four stock incentive plans. The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) were established by the Company. The Ameritrade Holding Corporation 1998 Stock Option Plan (the “1998 Plan”) (formerly known as the Datek Online Holdings Corp. 1998 Stock Option Plan) and the Ameritrade Holding Corporation 2001 Stock Incentive Plan (the “2001 Plan”) (formerly known as the Datek Online Holdings Corp. 2001 Stock Incentive Plan) were established by Datek and amended and restated by the Company effective September 9, 2002 in connection with the Datek merger.

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 1998 Plan and 2001 Plan authorize the award of options to purchase Common Stock. The 1998 Plan reserves 35,502,818 shares of the Company’s Common Stock for issuance to employees or consultants of the Company; non-employee directors of the Company; or employees of a corporation or other business enterprise which has been acquired by the Company, who hold options to purchase the acquired company’s stock, if the Company has agreed to assume those options. The 2001 Plan reserves 15,976,268 shares of the Company’s Common Stock for issuance to directors or non-voting observers to the Board of Directors, officers and employees of the Company. In connection with the Datek merger, on September 9, 2002 the Company granted 14,179,898 replacement options pursuant to the 1998 Plan, 9,618,010 replacement options pursuant to the 2001 Plan and 1,399,873 replacement options pursuant to individual compensation arrangements.

      The following is a summary of the status of the Company’s outstanding stock options as of the fiscal years ended:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	30,144	$5.98	31,472	$5.20	6,810	$9.67
Granted:
Exercise price equal to market value	921	$11.21	15,194	$5.59	2,610	$5.41
Exercise price below market value(1)	—	—	—	—	5,943	$1.70
Exercise price above market value(1)	—	—	—	—	19,255	$4.71
Exercised	(3,177)	$4.35	(12,813)	$3.82	(619)	$1.36
Canceled	(519)	$6.30	(3,709)	$5.19	(2,527)	$6.37

Outstanding at end of year	27,369	$6.31	30,144	$5.98	31,472	$5.20

Exercisable at end of year	17,956	$6.14	13,925	$6.06	22,954	$4.72

Available for future grant at end of year	28,886		29,319		40,493

Weighted average fair value of options granted during the year:
Exercise price equal to market value		$6.60		$3.40		$3.66
Exercise price below market value(1)		—		—		$2.03
Exercise price above market value(1)		—		—		$0.72

(1)	Options granted with exercise prices above and below market value during fiscal 2002 consist of replacement options granted in connection with the Datek merger.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the stock options outstanding at September 24, 2004:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$ 0.99 - $ 4.00	1,957	2.8	$2.14	1,917	$2.10
$ 4.01 - $ 8.00	19,560	7.4	$5.10	12,368	$5.07
$ 8.01 - $12.00	3,593	7.1	$9.34	2,559	$8.78
$12.01 - $16.00	1,167	8.9	$12.39	20	$15.19
$16.01 - $20.00	909	5.0	$16.81	909	$16.81
$20.01 - $30.00	87	5.5	$23.19	87	$23.19
$30.01 - $40.00	96	4.6	$36.50	96	$36.50

$ 0.99 - $40.00	27,369	7.0	$6.31	17,956	$6.14

      From February 2001 to February 2002, Datek issued to certain employees of a former subsidiary, The Island Holding Company, Inc. (“Island”), Stock Appreciation Rights (“SARs”) indexed to the value of Datek’s common shares. The Company issued replacement SARs in connection with the Datek merger. Upon exercise of these SARs, the Company must deliver cash in an amount equal to the excess, if any, of the market value of the Company’s shares over the exercise price. The Company includes the market value of SARs in accrued expenses in the Consolidated Balance Sheets. The Company recognized compensation expense of $0.1 million, $4.3 million and $0.9 million during fiscal 2004, 2003 and 2002, respectively, for changes in the market value of these SARs after the grant date and for premium amounts paid to repurchase SARs from the holders. The following table summarizes SARs activity for the fiscal years ended:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of SARs	Exercise Price	of SARs	Exercise Price	of SARs	Exercise Price

Outstanding at beginning of year	42	$4.71	3,770	$4.68	—	—
Granted	—	—	—	—	5,600	$3.59
Exercised	(31)	$4.67	(642)	$4.53	(1,715)	$1.32
Repurchased	—	—	(2,869)	$4.70	—	—
Cancelled	(4)	$4.84	(217)	$4.86	(115)	$1.78

Outstanding at end of year	7	$4.81	42	$4.71	3,770	$4.68

Exercisable at end of year	4	$4.76	31	$4.66	2,792	$4.62

      Included as a reduction of additional paid-in capital are limited recourse notes from stockholders of $0.3 million and related accrued interest of $0.1 million as of September 26, 2003. These notes were secured by the Common Stock issued pursuant to each note, matured in five years from execution and accrued interest at the prime rate. The notes and accrued interest were collected in full from the stockholders during fiscal 2004.

12.	Employee Benefit Plans

      The Company has 401(k) and profit-sharing plans under which the annual and matching contributions are determined at the discretion of the Board of Directors. Profit-sharing and matching contributions expense was $5.6 million, $4.7 million and $0 for fiscal years 2004, 2003 and 2002, respectively.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings (Loss) Per Share

      The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings (loss) per share for the fiscal years ended:

	2004	2003	2002

Net income (loss)	$272,347	$136,642	$(28,963)

Weighted average shares outstanding — basic	417,629	427,376	227,327
Effect of dilutive securities:
Stock options	9,322	5,073	—
Deferred compensation shares	21	31	—

Weighted average shares outstanding — diluted	426,972	432,480	227,327

Earnings (loss) per share — basic	$0.65	$0.32	$(0.13)
Earnings (loss) per share — diluted	$0.64	$0.32	$(0.13)

      In fiscal 2004 and fiscal 2003, options to purchase approximately 1.1 million and 4.8 million weighted average shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices exceeded the average market price of the Common Stock during the period. Because the Company reported a net loss in fiscal 2002, the calculation of diluted loss per share for that year does not include common stock equivalents, as they are anti-dilutive, resulting in a reduction of loss per share. In addition, the convertible subordinated notes are not included in the calculations above because the effect would have been anti-dilutive for all periods.

14.	Commitments and Contingencies

      Lease Commitments — The Company and its subsidiaries have various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows:

	Minimum Lease	Sublease	Net Lease
Fiscal Year Ending	Payments	Proceeds	Commitments

2005	$21,460	$(1,764)	$19,696
2006	18,198	(1,601)	16,597
2007	11,702	(976)	10,726
2008	6,722	(957)	5,765
2009	5,948	(951)	4,997
Thereafter (to 2019)	23,834	(911)	22,923

Total	$87,864	$(7,160)	$80,704

      Rental expense was approximately $24.3 million, $34.9 million and $36.2 million for fiscal years 2004, 2003 and 2002, respectively.

      Legal — In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, sought injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The District Court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska Supreme Court reversed the District Court’s grant of summary judgment and remanded the case to the District Court

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for further proceedings. The Nebraska Supreme Court did not decide whether the plaintiffs’ claims have merit. On October 8, 2003, the Company filed with the District Court a renewed motion for summary judgment. On August 13, 2004, the District Court dismissed the plaintiffs’ class action allegations and the claims of fraud, misrepresentation, unjust enrichment and injunction. The District Court stayed the case pending arbitration of individual claims of breach of contract under the customer agreements. Plaintiffs appealed. On November 1, 2004, the Company filed a motion for summary dismissal of the appeal for lack of jurisdiction on the ground that the District Court’s order is not presently appealable. The Company believes it has adequate legal defenses and intends to continue to vigorously defend against this action.

      In October 2003, Keener, a pro se plaintiff, filed a putative class action against the Company, Knight Trading Group, Inc. and certain individuals in the United States District Court for the District of Nebraska. The plaintiff asserted his action on behalf of persons who became clients of the Company during the period from March 29, 1995 through September 30, 2003. As it pertains to the Company, the principal allegations of the complaint were that the Company had an indirect and direct equity interest in Knight, to which it directed most of its orders for execution; that the Company failed to accurately disclose the nature of its relationship with Knight and the consideration it received from Knight for directing order flow to Knight; and that clients of Ameritrade did not receive best execution of their orders from Knight and the Company. The plaintiff claimed that the Company’s conduct violated certain provisions of the federal securities laws, including Sections 11Ac, 10(b) and 3(b) of the Exchange Act, and SEC rules promulgated thereunder. Plaintiff further claimed the individual defendants, including a present director and a former director of the Company, were liable under Section 20(a) of the Exchange Act as “controlling persons” for the claimed wrongs attributed to the Company and Knight. In his prayer for relief, plaintiff requested monetary damages and/or rescissionary relief in the amount of $4.5 billion against all defendants, jointly and severally. In January 2004, the Company, Knight and the individual defendants filed motions to dismiss the complaint and to deny class certification or strike the class action allegations. In July 2004 the District Court granted the Company defendants’ motion to deny class certification and to stay the action pending arbitration. The District Court ruled that plaintiff had to amend the complaint to delete all references to class members. The District Court ruled that if plaintiff filed an amended complaint, the Company defendants could reassert a motion to compel arbitration and, if the motion were filed, the claims against the Company defendants would be stayed pending arbitration. The District Court also granted the Knight defendants’ motion to dismiss and to strike to the extent of denying certification of a plaintiff class. The District Court ruled that plaintiff had to file an amended complaint that deleted all references to class members and that cured all additional defects. The plaintiff did not file an amended complaint as required by the District Court. The defendants filed renewed motions to dismiss. On August 31, 2004, the Court granted the motions and dismissed the case. The plaintiff did not appeal within the time allowed.

      In August 2003, the Company, as a successor to National Discount Brokers Corporation (“NDB”), was served with a lawsuit filed in the District Court of Harris County, Texas, by Robert Ketchand, a court appointed receiver, against a number of defendants including Christopher A. Slaga, a bank, and NDB. The complaint, as amended, alleges that Slaga defrauded investors who invested approximately $21 million in limited partnerships that Slaga created and controlled and converted the moneys entrusted to him for investment. Two of the investors, who allegedly invested approximately $18 million, intervened in the lawsuit. The complaint states that Slaga, presently incarcerated, pled guilty to federal wire fraud violations in connection with the conduct alleged in the complaint and that the federal court in the criminal proceeding ordered Slaga to make restitution to the investors in the amount of approximately $19.7 million. As it pertains to the Company, the complaint alleges that Slaga wire transferred funds from the partnerships’ bank accounts into his personal brokerage account at NDB and that Slaga used the money for highly speculative investments. The complaint alleges that an inquiry by NDB would have disclosed that money in Slaga’s personal accounts belonged to the partnerships and that NDB failed to examine the trading activities of Slaga and should have discovered the impropriety of his investments. The complaint includes causes of action against NDB for aiding

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and abetting Slaga’s securities fraud under the Texas Securities Act, for unjust enrichment, and for funds transferred to NDB under a theory of implied contract. The receiver and the interveners have requested damages in an amount to be proven at trial, including the amount of the restitution order, plus interest, attorneys’ fees and costs. An agreement has been reached to settle the claims against the Company as successor to NDB. The settlement is not expected to have a material affect on the Company’s results of operations, financial condition or cash flows. The settlement is subject to conditions, including Court approval.

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

      The Company is in discussions with its regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters. See Note 10 for further discussion of a regulatory matter concerning an FDIC-insured deposit sweep program.

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

      The Company loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis and by requiring additional cash as collateral when necessary, and by participating in a risk-sharing program offered through a securities clearinghouse.

      The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of September 24, 2004, client margin securities of approximately $4.3 billion and stock borrowings of approximately $2.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $3.8 billion of that collateral as of September 24, 2004.

      The Company is a member of and provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these agreements is remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for these transactions.

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

      Beginning in the second quarter of fiscal 2002, the Company had two reportable operating segments: a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings tailored to specific clients and their respective investing and trading preferences. The Private Client Division provides brokerage services directly to individual investors. The Institutional Client Division provides brokerage capabilities and advisor tools as co-branded or private-label products to business partners and their customers. The Datek merger on September 9, 2002 resulted in a substantial increase in Private Client Division business. As a result, beginning with the first quarter of fiscal 2003, the Institutional Client Division no longer met the quantitative thresholds to be considered a reportable segment.

      Financial information for the Company’s Private Client Division, which is the Company’s only reportable segment, and all other segments, is presented in the following table. The totals are equal to the Company’s consolidated amounts as reported in the Consolidated Statements of Operations. Identifiable assets are not disclosed, as they are not used in evaluating segment performance or in allocating resources to segments.

	2004			2003			2002

	Private			Private			Private
	Client	All		Client	All		Client	All
	Division	Other	Total	Division	Other	Total	Division	Other	Total

Non-interest revenues	$620,714	$22,710	$643,424	$538,958	$23,313	$562,271	$309,504	$17,204	$326,708
Interest revenue, net	232,930	3,759	236,689	145,997	4,986	150,983	101,195	2,890	104,085

Net revenues	$853,644	$26,469	$880,113	$684,955	$28,299	$713,254	$410,699	$20,094	$430,793

Pre-tax income (loss)	$444,238	$(3,081)	$441,157	$233,856	$(6,499)	$227,357	$56,580	$(75,097)	$(18,517)

      The Company has operations in the United States and Canada. Substantially all of the Company’s revenues in fiscal years 2004, 2003 and 2002 were generated by the United States operations.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Derivative Financial Instruments and Hedging Activities

      Prior to April 15, 2004, the Company had an equity index swap arrangement for the purpose of hedging its obligation under its Chief Executive Officer (“CEO”) deferred compensation plan. Effective April 15, 2004, the CEO changed his investment election under the deferred compensation arrangement from an equity index to a group of fixed income securities. Accordingly, the Company terminated its equity index swap arrangement.

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

      The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of September 24, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $28.7 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Consolidated Balance Sheets.

      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the Consolidated Balance Sheets. The Company is accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

17.	Related Party Transactions

      Certain Company directors and associates maintain margin accounts with the Company’s clearing subsidiaries. The Company had margin loans, secured primarily by Company Common Stock, to Company directors and associates totaling $10.7 million and $30.9 million as of September 24, 2004 and September 26, 2003, respectively. These loans are made in the ordinary course of the Company’s business on terms no more favorable than those available on comparable transactions with other parties.

      In November 2003, the Company purchased 7.5 million shares of its Common Stock from certain stockholders (and certain donees of those shares) concurrent with a secondary offering by those stockholders of approximately 43.1 million shares of their Common Stock. The Company acquired the 7.5 million shares

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	Quarterly Data (Unaudited)

	For the Fiscal Year Ended September 24, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$226,440	$246,864	$219,992	$186,817
Pre-tax income	$119,956	$125,199	$102,021	$93,981
Net income	$71,937	$80,958	$62,258	$57,194
Basic earnings per share	$0.17	$0.19	$0.15	$0.14
Diluted earnings per share	$0.17	$0.19	$0.15	$0.14

	For the Fiscal Year Ended September 26, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$108,527	$147,634	$188,511	$196,582
Pre-tax income	$36,799	$16,659	$81,804	$92,096
Net income	$22,042	$9,617	$49,871	$55,113
Basic earnings per share	$0.05	$0.02	$0.12	$0.13
Diluted earnings per share	$0.05	$0.02	$0.12	$0.13

      Quarterly amounts may not sum to year-end totals due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 24, 2004. Based on that evaluation, and in consideration of the matter described below, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

      On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program (the “Program”) available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staffs’ view is that Ameritrade, Inc. did not for regulatory purposes effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. informed the Staffs that it believes that the free credit balances were effectively transferred to the Program Banks in accordance with well-established banking law, that the accounts held at the Program Banks were the obligations of the Program Banks to each client and not obligations of Ameritrade, Inc. and that the FDIC insurance passed through to each client in accordance with FDIC regulations. Accordingly, Ameritrade, Inc. believes that it has been in compliance with Rule 15c3-1.

      Our independent registered public accounting firm has concluded that the controls in place relating to the Program were not properly designed to provide reasonable assurance that these funds were properly recorded and disclosed in the financial statements and assets were appropriately considered in regulatory net capital computations. On December 8, 2004, our independent registered public accounting firm notified the Audit Committee and management, that in their judgment, this is a material weakness in internal control over financial reporting.

      The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the Program. Once this review and evaluation is complete, the Company intends to implement any changes required to remediate any identified deficiencies.

      There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

Amendment of Revolving Credit Agreement

      On December 3, 2004, the agent for the Company’s revolving credit agreement agreed in principle to increase the credit facility to $105 million from the previous $75 million and extend the term through December 14, 2005 on substantially similar terms. The revolving credit agreement, as amended, will be with a group of four banks led by First National Bank of Omaha. The revolving credit agreement, as amended, will be secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings will be equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. The spread would currently be 1.75 percent. The Company will also pay a commitment fee of 0.25 percent of the unused credit facility through the maturity date. The revolving credit agreement, as amended, will contain certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders.

Management Incentive Plan

      The Company’s executive officers participate in the Ameritrade Holding Corporation 2002 Management Incentive Plan. This shareholder approved plan is based on the achievement of key corporate performance metrics and is intended to be qualified under Section 162(m) of the Internal Revenue Code in order to maximize tax deductibility for the Company, while providing strong incentive for goal achievement at the highest levels of the organization. Each year the Compensation Committee establishes the performance goals that must be achieved for awards under the plan, identifies eligible participants, and establishes target incentive percentages for each participant. For fiscal year 2005, the Compensation Committee identified eligible participants and determined that the performance criteria will be based on the Company’s earnings per share (“EPS”), and established two formulas that permit the determination of different components of each participant’s bonus award, subject to the CEO’s recommendation to the Compensation Committee to award a lesser amount. Under the first component, if the performance criteria up to specified levels are reached, the bonus award is paid in cash and if the performance criteria above specified levels are reached, the bonus award for these excess levels is paid in restricted stock units. If restricted stock units are awarded, they will be vested immediately; however the participant is required to hold the units for at least three years. Under the second component, if the performance criteria meet or exceed the specified level, a cash award not to exceed $2 million in the aggregate may be paid. The Compensation Committee, on December 3, 2004, approved the aforementioned Management Incentive Plan for fiscal year 2005.

Part III

Item 10.	Directors and Executive Officers of the Registrant

      The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2005 annual meeting of stockholders, to be held February 16, 2005, to be filed with the SEC pursuant to Regulation 14A within 120 days after September 24, 2004 (the “Proxy Statement”).

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes, as of September 24, 2004, information about compensation plans under which equity securities of the Company are authorized for issuance:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to Be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	26,833,278	$6.35	28,885,940 (1)
Individual equity compensation arrangements (aggregated)	535,475	$4.51	N/A

Total	27,368,753	$6.31	28,885,940

(1)	The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of Common Stock as well as options. As of September 24, 2004, there were, in the aggregate, 4,258,230 shares remaining available for issuance pursuant to the Long-Term Incentive Plan and the Directors Plan.

      The table above includes the following options assumed in connection with the Company’s merger with Datek in fiscal 2002:

	Number of Securities
	to Be Issued Upon	Weighted-Average
	Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	3,636,050	$4.07
Individual equity compensation arrangements (aggregated)	535,475	$4.51

Total	4,171,525	$4.12

      The Company does not have any equity compensation plans that were not previously approved by stockholders. At September 24, 2004, the Company had in place individual compensation arrangements assumed in the Datek merger that were not approved by Datek’s stockholders as follows:

•	Moishe Zelcer, a former employee of Datek, has an option to purchase 502,542 shares of Company Common Stock under a stock option agreement dated December 30, 1999. This option is fully vested and exercisable at an exercise price of $4.51 per share. This option expires on December 29, 2009.

•	Stern Investment Management LLC, a New Jersey limited liability company leasing premises to Datek, has an option to purchase 32,933 shares of Company Common Stock under a non-qualified stock option agreement dated April 25, 2000. This option is fully vested and exercisable at an exercise price of $4.51 per share. This option expires on April 24, 2010.

Item 13.	Certain Relationships and Related Transactions

      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

      (a) Documents filed as part of this Report

1. Financial Statements

See “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”

2. Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant (Parent Company Information) is included in 15(c) below.

Schedule II — Valuation and Qualifying Accounts is included in 15(c) below.

3.	Exhibits

See Item 15(b) below.

      (b)     Exhibits

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of July 26, 2002, by and between Datek Online Holdings Corp., Ameritrade Holding Corporation, Arrow Stock Holding Corporation, Arrow Merger Corp. and Dart Merger Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on August 5, 2002)
3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)
3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)

4.2	Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)
10.1	Securities Clearing Agreement, dated as of January 28, 1997, between The Bank of New York and Ameritrade Clearing, Inc. (now known as Ameritrade, Inc.) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.2	Master Promissory Note, dated as of September 24, 2003, between Ameritrade, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on November 7, 2003)
10.3	Lease, dated as of January 19, 1998, between United Investment Joint Venture d/b/a Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company’s quarterly report on Form 10-Q filed on May 12, 1998)
10.4	Lease, dated as of March 19, 1999, between Alliance Gateway No. 17, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)
10.5	Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)
10.6*	Employment Agreement, dated as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 14, 2001)
10.7*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10.8*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.9*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation
10.10*	Employment Agreement, dated as of October 1, 2001, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.11*	Amendment to Employment Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation
10.12*	Non-Qualified Stock Option Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation
10.13*	Executive Employment Agreement, dated as of February 1, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)
10.14*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10.15*	Renewal of Executive Employment Agreement, dated as of July 29, 2004, between Phylis M. Esposito and Ameritrade Holding Corporation
10.16*	Executive Employment Agreement, dated as of September 9, 2002, between Kurt D. Halvorson and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.19 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.17*	Executive Employment Agreement, dated as of September 9, 2002, between Ellen L.S. Koplow and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.20 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.18*	Executive Employment Agreement, dated as of September 9, 2002, between John R. MacDonald and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.19*	Executive Employment Agreement, dated as of September 9, 2002, between John P. Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.22 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.20*	Executive Employment Agreement, dated as of February 28, 2003, between Michael Feigeles and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 8, 2003)
10.21*	Executive Employment Agreement, dated as of April 7, 2003, between Asiff Hirji and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2003)
10.22*	Executive Employment Agreement, dated as of February 1, 2004, between Anne L. Nelson and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2004)
10.23*	Executive Employment Agreement, dated as of June 7, 2004, between Kenneth Feldman and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 3, 2004)
10.24*	1996 Long-Term Incentive Plan, as amended and restated effective September 9, 2002 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-86164, filed on September 10, 2002)
10.25*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives
10.26*	1996 Directors Incentive Plan, as amended and restated effective as of February 12, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.27*	Form of 1996 Directors Incentive Plan Non-Qualified Stock Option Agreement
10.28*	Form of 1996 Directors Incentive Plan Restricted Stock Agreement
10.29*	Ameritrade Holding Corporation Executive Deferred Compensation Program, As Amended and Restated as of September 25, 2004
10.30*	2002 Management Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)
10.31*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)
10.32*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004
10.33*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)
10.34*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004

10.35	Third Amended and Restated Revolving Credit Agreement, dated as of December 15, 2003, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)
10.36	Second Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)
10.37	Third Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Ameritrade Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)
10.38	Second Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Datek Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)
10.39	Stockholders Agreement, dated April 6, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on May 17, 2002)
10.40	Registration Rights Agreement, dated July 26, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.35 of the Company’s annual report on Form 10-K filed on December 13, 2002)
10.41	Master Terms And Conditions For Pre-Paid Share Forward Transactions Between Citibank, N.A. And Ameritrade Holding Corporation, dated as of April 25, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.42	ISDA Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.43	ISDA Credit Support Annex to the Schedule to the Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.44	Prepaid Share Forward Transaction Confirmation, dated as of February 28, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)
10.45	Pre-Paid Share Forward Transaction Confirmation, dated as of April 7, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed August 8, 2003)
10.46	Pre-Paid Share Forward Transaction Confirmation, dated as of June 5, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed August 8, 2003)
14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed May 6, 2004)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

      (c) Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska

      We have audited the consolidated financial statements of Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) as of September  24, 2004 and September 26, 2003 and for each of the three years in the period ended September 24, 2004 and have issued our report thereon dated December 9, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Ameritrade Holding Corporation, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

December 9, 2004

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

As of September 24, 2004 and September 26, 2003

	2004	2003

	(In thousands)
ASSETS
Cash and cash equivalents	$2,390	$150
Investments in subsidiaries	1,295,529	1,296,997
Investments	72,863	91,313
Receivables from subsidiaries	10,219	59,714
Other assets	265	234

Total assets	$1,381,266	$1,448,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$12,220	$9,435
Payables to subsidiaries	62,765	—
Prepaid variable forward derivative instrument	28,738	46,668
Prepaid variable forward contract obligation	37,803	36,194
Convertible subordinated notes	—	46,295
Income taxes payable	13,461	57,998
Deferred income taxes	15,371	16,044

Total liabilities	170,358	212,634

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,195,218	1,188,444
Retained earnings	330,519	58,172
Treasury stock, Common, at cost: 2004 — 27,871,600 shares; 2003 — 5,297,346 shares	(346,060)	(41,452)
Deferred compensation	993	708
Accumulated other comprehensive income	25,887	25,551

Total stockholders’ equity	1,210,908	1,235,774

Total liabilities and stockholders’ equity	$1,381,266	$1,448,408

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	2004	2003	2002

	(In thousands)
Revenues:
Management fee	$3,103	$6,789	$1,330
Interest revenue	90	—	28
Other	—	—	790

Total revenues	3,193	6,789	2,148

Expenses:
Employee compensation and benefits	14,657	11,146	9,075
Interest expense	1,861	3,829	4,489
Other	5,094	483	5,740

Total expenses	21,612	15,458	19,304

Loss before income taxes and equity in income (loss) of subsidiaries	(18,419)	(8,669)	(17,156)
Income tax benefit	(7,156)	(3,463)	(6,372)

Loss before equity in income (loss) of subsidiaries	(11,263)	(5,206)	(10,784)
Equity in income (loss) of subsidiaries	283,610	141,848	(18,179)

Net income (loss)	$272,347	$136,642	$(28,963)

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$272,347	$136,642	$(28,963)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity in (income) loss of subsidiaries	(283,610)	(141,848)	18,179
Deferred income taxes	(575)	(457)	944
Non-cash expenses, net	2,823	927	—
Changes in operating assets and liabilities:
Receivables from subsidiaries	48,204	(50,932)	60,253
Other assets	(63)	281	(583)
Accounts payable and accrued liabilities	3,237	6,089	13,716
Payables to subsidiaries	62,765	(100,745)	40,776
Income taxes payable	(32,071)	84,635	3,542

Net cash flows from operating activities	73,057	(65,408)	107,864

Cash flows from investing activities:
Investment in subsidiaries	(20,428)	(41,524)	(106,214)
Dividends from subsidiaries	361,000	86,938	33,750
Cash paid in business combinations	(55,100)	—	—
Purchase of investments	(36)	—	—

Net cash flows from investing activities	285,436	45,414	(72,464)

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	—	35,489	—
Principal payments on notes payable	(46,828)	(1,168)	(22,500)
Proceeds from exercise of stock options and other	13,807	49,419	930
Purchase of treasury stock	(323,660)	(85,769)	(4,830)
Payments received on stockholder loans	428	10,566	1,850

Net cash flows from financing activities	(356,253)	8,537	(24,550)

Net increase (decrease) in cash and cash equivalents	2,240	(11,457)	10,850
Cash and cash equivalents at beginning of period	150	11,607	757

Cash and cash equivalents at end of period	$2,390	$150	$11,607

Supplemental cash flow information:
Interest paid	$719	$2,784	$3,628
Income taxes paid	$162,006	$15,395	$1,293
Noncash investing and financing activities:
(Assets) liabilities transferred to subsidiaries, net	$(1,422)	$20,358	$—
Tax benefit on exercise of stock options	$12,465	$24,679	$654
Issuance of Common Stock in acquisition of subsidiaries	$—	$—	$770,112

SCHEDULE II

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	Balance at	Charged to	Acquired in	Write-off	Balance at
	Beginning of	Costs and	Business	of Doubtful	End of
	Period	Expenses	Combinations	Accounts	Period

	(In thousands)
Fiscal year ended September 24, 2004
Allowance for doubtful accounts	$10,948	$2,547	$—	$(3,683)	$9,812
Fiscal year ended September 26, 2003
Allowance for doubtful accounts	$13,815	$1,996	$—	$(4,863)	$10,948
Fiscal year ended September 27, 2002
Allowance for doubtful accounts	$3,822	$870	$10,490	$(1,367)	$13,815

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of December, 2004.

AMERITRADE HOLDING CORPORATION

By:	/s/ JOSEPH H. MOGLIA

Joseph H. Moglia
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOHN R. MACDONALD

John R. MacDonald
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 9th day of December, 2004.

/s/ J. JOE RICKETTS J. Joe Ricketts Chairman of the Board	/s/ C. KEVIN LANDRY ------------------------------------------ C. Kevin Landry Director

/s/ J. PETER RICKETTS J. Peter Ricketts Executive Vice President, Chief Operating Officer, Vice Chairman and Corporate Secretary	/s/ MARK L. MITCHELL ------------------------------------------ Mark L. Mitchell Director

/s/ MICHAEL D. FLEISHER Michael D. Fleisher Director	/s/ STEPHEN G. PAGLIUCA ------------------------------------------ Stephen G. Pagliuca Director

/s/ GLENN H. HUTCHINS Glenn H. Hutchins Director	/s/ THOMAS S. RICKETTS ------------------------------------------ Thomas S. Ricketts Director