Form 10-Q/A
period 2004-06-25
AMERITRADE HOLDING CORP
filed 2004-12-10
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

FORM 10-Q/A
AMENDMENT No. 1

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

Awareness Letter of Independent Registered Public Accounting Firm
Certification of Joseph H. Moglia, Principal Executive Officer
Certification of John R. MacDonald, Principal Financial Officer
Certification Pursuant to Section 906

AMERITRADE HOLDING CORPORATION

Explanatory Note

This Amendment is being filed to reflect the restatement of the Company’s condensed consolidated financial statements, as discussed in Note 13 thereto, and other information related to such restated financial information. Except for Items I, II and IV of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

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

As discussed in Note 13, the accompanying 2004 condensed consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

August 2, 2004 (December 9, 2004 as to the effects of the restatement described in Note 13)

Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 25,	September 26,
	2004	2003
	(As restated,
	see Note 13)
ASSETS
Cash and cash equivalents	$129,756	$248,623
Cash and investments segregated in compliance with federal regulations	7,690,780	7,878,421
Receivable from brokers, dealers and clearing organizations	2,926,533	2,921,732
Receivable from clients and correspondents – net of allowance for doubtful accounts	3,373,808	2,202,170
Property and equipment – net of accumulated depreciation and amortization	33,488	36,159
Goodwill	770,390	734,903
Acquired intangible assets – net of accumulated amortization	249,836	238,147
Investments	80,909	91,740
Other assets	292,516	52,373

Total assets	$15,548,016	$14,404,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,711,835	$3,142,436
Payable to clients and correspondents	10,315,671	9,611,243
Accounts payable and accrued liabilities	154,564	169,569
Prepaid variable forward derivative instrument	36,551	46,668
Prepaid variable forward contract obligation	37,394	36,194
Convertible subordinated notes	—	46,295
Income taxes payable	26,579	34,351
Deferred income taxes	77,970	81,738

Total liabilities	14,360,564	13,168,494

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,195,051	1,188,444
Retained earnings	273,324	58,172
Treasury stock, Common, at cost – June 25, 2004 – 24,850,707 shares; Sept. 26, 2003 – 5,297,346 shares	(312,121)	(41,452)
Deferred compensation	982	708
Accumulated other comprehensive income	25,865	25,551

Total stockholders’ equity	1,187,452	1,235,774

Total liabilities and stockholders’ equity	$15,548,016	$14,404,268

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

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	June 25, 2004	June 27, 2003
	(As restated,
	see Note 13)
Cash flows from operating activities:
Net income	$215,152	$81,529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,469	10,998
Amortization of intangible assets	8,989	13,623
Deferred income taxes	(1,008)	28,265
Gain on disposal of property	(575)	(5,134)
Loss/(gain) on debt retirement	791	(182)
Other non-cash expenses, net	1,825	707
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	187,641	(1,675,619)
Brokerage receivables	(1,030,228)	(1,213,252)
Other assets	(239,356)	5,626
Brokerage payables	1,129,936	2,906,478
Accounts payable and accrued liabilities	(20,535)	(92,810)
Income taxes payable	4,336	(51,456)

Net cash flows from operating activities	265,437	8,773

Cash flows from investing activities:
Purchase of property and equipment	(6,011)	(6,565)
Proceeds from sale of property and equipment	15	24,772
Cash paid in business combinations, net	(56,350)	(5,215)
Purchase of investments	(36)	—

Net cash flows from investing activities	(62,382)	12,992

Cash flows from financing activities:
Proceeds from notes payable	42,500	—
Proceeds from prepaid variable forward contract	—	35,489
Principal payments on notes payable	(89,328)	(1,168)
Proceeds from exercise of stock options and other	13,103	26,278
Purchase of treasury stock	(288,633)	(61,460)
Payments received on stockholder loans	428	10,122

Net cash flows from financing activities	(321,930)	9,261

Effect of exchange rate changes on cash and cash equivalents	8	135

Net increase (decrease) in cash and cash equivalents	(118,867)	31,161
Cash and cash equivalents at beginning of period	248,623	198,398

Cash and cash equivalents at end of period	$129,756	$229,559

Supplemental cash flow information:
Interest paid	$10,258	$17,946
Income taxes paid	$128,672	$76,921
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$12,154	$8,063

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

7. NET CAPITAL

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

Reflecting the effect of a regulatory matter discussed in the following paragraphs, the Company’s broker-dealer subsidiaries had aggregate net capital of $19.4 million and $279.5 million as of June 25, 2004 and September 26, 2003, respectively, resulting in an aggregate net capital deficiency of $58.2 million as of June 25, 2004 and excess aggregate minimum net capital of $224.4 million as of September 26, 2003. Excluding the effect of the regulatory matter, the Company’s aggregate net capital would have been $262.7 million as of June 25, 2004, which would have exceeded aggregate minimum net capital requirements by $185.1 million.

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

The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staffs’ view is that Ameritrade, Inc. did not for regulatory purposes effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. was also notified, on November 5, 2004, by the NASD that client funds deposited in the FDIC-insured sweep program should be included in Ameritrade, Inc.’s computation of reserve requirements under Exchange Act Rule 15c3-3. A deposit into Ameritrade, Inc.’s reserve account was made to fund the asserted Rule 15c3-3 requirement effective November 5, 2004. As of June 25, 2004, a deposit of $243.3 million into Ameritrade, Inc.’s reserve account would have been required in accordance with the Staffs’ position.

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

13. RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended June 25, 2004 and as discussed in Note 7, the Company’s broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. Accordingly, the Company has reflected the related assets and liabilities on the consolidated balance sheet and has modified its disclosure of net capital as of June 25, 2004 in accordance with the Staffs’ position.

As a result, the accompanying condensed consolidated balance sheet as of June 25, 2004 has been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	As Previously
	Reported	As Restated	Difference
Other assets	$49,192	$292,516	$243,324
Payable to clients and correspondents	$10,072,347	$10,315,671	$243,324

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

Restatement

As discussed in Note 13 to the condensed consolidated financial statements, the Company’s June 25, 2004 condensed consolidated balance sheet and condensed consolidated statements of cash flows have been restated. The accompanying management’s discussion and analysis gives effect to this restatement.

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

On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that in their view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients. Ameritrade, Inc. cured the asserted deficiency the next business day, November 15, 2004. We continue to discuss this matter with the Staffs. We are unable to predict the outcome of this matter. See Note 7 of the notes to condensed consolidated financial statements for further discussion of this matter.

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

	June 25,	September 26,
	2004	2003	Change
Cash and cash equivalents	$129,756	$248,623	$(118,867)
Less: Broker-dealer cash and cash equivalents	(94,706)	(55,634)	(39,072)

Non broker-dealer cash and cash equivalents	35,050	192,989	(157,939)
Plus: Excess broker-dealer regulatory net capital *	—	142,305	(142,305)

Liquid assets*	$35,050	$335,294	$(300,244)

*	Includes the impact of a regulatory matter related to an FDIC-insured deposit sweep program as of June 25, 2004. Excluding the impact of the regulatory matter, excess broker-dealer regulatory net capital would be approximately $69.4 million and liquid assets would be approximately $104.5 million as of June 25, 2004. See Note 7 of the notes to condensed consolidated financial statements for further discussion of the regulatory matter.

The decrease in liquid assets from September 26, 2003 to June 25, 2004 is primarily due to cash used in investing and financing activities of $384.3 million (see “Cash Flow” below), the impact of the regulatory matter of $69.4 million and an increase in aggregate debit items that resulted in increased regulatory net capital required of $56.2 million, partially offset by net income of $215.2 million. The remaining $5.5 million of the change in liquid assets is due to non-cash expenses that are reflected in net income, changes in non broker-dealer working capital due to timing of income tax and other payments, and other miscellaneous changes in excess regulatory net capital.

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

Item 6. – Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

10.1	Executive Employment Agreement, dated as of June 7, 2004, between Kenneth Feldman and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 3, 2004)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On April 20, 2004, a Form 8-K was furnished under Items 7 and 12.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2004

Ameritrade Holding Corporation (Registrant)
by: /s/ Joseph H. Moglia

Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

by: /s/ John R. MacDonald

John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)