Form 10-Q
period 2004-12-31
AMERITRADE HOLDING CORP
filed 2005-02-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
Quarterly Period Ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the transition period from to

Commission file number: 0-49992

AMERITRADE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4211 South 102nd Street, Omaha, Nebraska
68127
(Address of principal executive offices)
(Zip Code)
(402) 331-7856
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

As of January 28, 2005, there were 403,139,604 outstanding shares of the registrant’s Common Stock.

AMERITRADE HOLDING CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. –Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively “the Company”) as of December 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries as of September 24, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 24, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

February 4, 2005
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	December 31,	September 24,
	2004	2004
ASSETS

Cash and cash equivalents	$170,869	$155,342
Cash and investments segregated in compliance with federal regulations	8,147,921	7,802,575
Receivable from brokers, dealers and clearing organizations	3,858,922	2,818,726
Receivable from clients and correspondents - net of allowance for doubtful accounts	3,680,755	3,100,572
Property and equipment - net of accumulated depreciation and amortization	29,625	29,870
Goodwill	769,244	770,094
Acquired intangible assets - net of accumulated amortization	269,927	247,052
Investments	87,844	73,759
Other assets	68,672	279,031

Total assets	$17,083,779	$15,277,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$4,655,530	$3,441,802
Payable to clients and correspondents	10,825,181	10,322,539
Accounts payable and accrued liabilities	128,310	131,355
Prepaid variable forward derivative instrument	41,744	28,738
Prepaid variable forward contract obligation	38,249	37,803
Income taxes payable	40,535	14,753
Deferred income taxes	89,855	89,123

Total liabilities	15,819,404	14,066,113

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,194,639	1,195,218
Retained earnings	423,070	330,519
Treasury stock, Common, at cost - Dec. 31, 2004 - 30,808,625 shares; Sept. 24, 2004 - 27,871,600 shares	(387,209)	(346,060)
Deferred compensation	1,133	993
Accumulated other comprehensive income	28,391	25,887

Total stockholders’ equity	1,264,375	1,210,908

Total liabilities and stockholders’equity	$17,083,779	$15,277,021

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2004	2003
Revenues:
Commissions and clearing fees	$153,546	$152,278
Interest revenue	113,100	62,831
Other	20,014	20,659

Total revenues	286,660	235,768

Brokerage interest expense	24,679	9,328

Net revenues	261,981	226,440

Expenses:
Employee compensation and benefits	43,989	34,292
Clearing and execution costs	6,528	9,125
Communications	9,446	9,262
Occupancy and equipment costs	11,005	11,437
Depreciation and amortization	6,273	5,957
Professional services	9,567	6,380
Interest on borrowings	557	837
Gain on disposal of property	(98)	(180)
Other	3,946	6,308
Advertising	23,110	23,066

Total expenses	114,323	106,484

Pre-tax income	147,658	119,956
Provision for income taxes	55,107	48,019

Net income	$92,551	$71,937

Basic earnings per share	$0.23	$0.17
Diluted earnings per share	$0.22	$0.17

Weighted average shares outstanding - basic	405,664	425,469
Weighted average shares outstanding - diluted	414,701	434,758

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income	$92,551	$71,937
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,603	3,052
Amortization of acquired intangible assets	3,670	2,905
Deferred income taxes	514	(3,694)
Gain on disposal of property	(98)	(180)
Loss on debt retirement	—	791
Other non-cash expenses, net	1,957	993
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(345,346)	671,971
Brokerage receivables	(1,620,349)	(457,728)
Other assets	210,365	14,229
Brokerage payables	1,716,370	(141,047)
Accounts payable and accrued liabilities	(11,084)	(22,181)
Income taxes payable	27,966	35,163

Net cash flows from operating activities	79,119	176,211

Cash flows from investing activities:
Purchase of property and equipment	(2,452)	(2,282)
Proceeds from sale of property and equipment	—	8
Cash paid in business combinations, net	(17,500)	—

Net cash flows from investing activities	(19,952)	(2,274)

Cash flows from financing activities:
Proceeds from notes payable	280,000	—
Principal payments on notes payable	(280,000)	(46,828)
Proceeds from exercise of stock options and other	2,369	7,054
Purchase of treasury stock	(46,387)	(120,441)
Payments received on stockholder loans	—	428

Net cash flows from financing activities	(44,018)	(159,787)

Effect of exchange rate changes on cash and cash equivalents	378	99

Net increase in cash and cash equivalents	15,527	14,249

Cash and cash equivalents at beginning of period	155,342	248,623

Cash and cash equivalents at end of period	$170,869	$262,872

Supplemental cash flow information:
Interest paid	$20,308	$4,508
Income taxes paid	$26,659	$16,550

Noncash investing and financing activities:
Tax benefit on exercise of stock options	$2,052	$6,045

See notes to condensed consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month Periods Ended December 31, 2004 and 2003
(Unaudited)
(Columnar amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Ameritrade Holding Corporation and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 24, 2004.

Certain items in prior year condensed consolidated financial statements have been reclassified to conform to the current presentation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. As of the required effective date, public entities will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company estimates adoption of SFAS No. 123R will result in additional stock-based compensation expense for the unvested portion of awards previously accounted for under APB No. 25 of approximately $2.0 million for the Company’s fourth fiscal quarter ending September 30, 2005 and approximately $5.6 million for the Company’s fiscal year ending September 29, 2006.

2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

On October 8, 2004, the Company completed the purchase of approximately 45,000 retail client accounts from JB Oxford & Company, a subsidiary of JB Oxford Holdings, Inc. The purchase price was approximately $25.9 million. The entire purchase price has been allocated to acquired intangible assets for the fair value of the JB Oxford client relationships. This intangible asset is being amortized over a 20-year period.

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill by reportable segment for the three months ended December 31, 2004:

	Private Client	All
	Division	Other	Total
Balance as of September 24, 2004	$770,005	$89	$770,094

Purchase accounting adjustments, net of income taxes (1)	(635)	—	(635)
Tax benefit of option exercises (2)	(215)	—	$(215)

Balance as of December 31, 2004	$769,155	$89	$769,244

(1)	Purchase accounting adjustments consist primarily of an adjustment to reclassify approximately $0.7 million of the purchase price of the Bidwell & Company acquisition to acquired intangible assets for the Bidwell client relationships.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist primarily of client relationship intangible assets and had a carrying value of $269.9 million, net of $28.1 million of accumulated amortization as of December 31, 2004. The Company estimates amortization expense on existing acquired intangible assets will be $10.2 million for the remainder of fiscal 2005 and approximately $13.8 million for each of the five succeeding fiscal years.

3. INVESTMENTS

The Company’s investments consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding common shares as of December 31, 2004. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of December 31, 2004 and September 24, 2004, the Company’s investment in Knight was valued at $86.6 million and $72.8 million, respectively. The Company’s cost basis is $0.7 million; therefore the gross unrealized gain was $85.9 million and $72.1 million at December 31, 2004 and September 24, 2004, respectively.

During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares. The forward contracts mature on various dates in fiscal years 2006 and 2007. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of December 31, 2004 and September 24, 2004, the total fair value of the embedded collars was approximately $41.7 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet.

The following table summarizes the Company’s investments, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see Note 11 for a complete summary of comprehensive income):

			Difference
			(Other
	December 31,	September 24,	Comprehensive
	2004	2004	Income)
Assets
Investment in Knight	$86,586	$72,827	$13,759
Investment in The Nasdaq Stock Market, Inc.	772	447	325

Total marketable equity securities	87,358	73,274	$14,084

Other investments	486	485	N/A

Total investments	$87,844	$73,759	N/A

Liabilities
Prepaid variable forward derivative instrument	$(41,744)	$(28,738)	$(13,006)

Prepaid variable forward contract obligation	$(38,249)	$(37,803)	N/A

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(33,022)	$(27,958)	$(5,064)
Derivative instrument	16,072	11,208	4,864

Deferred income taxes on unrealized (gains)/losses, net	$(16,950)	$(16,750)	$(200)

4. ACQUISITION EXIT LIABILITIES

The following table summarizes activity in the Company’s acquisition exit liabilities for the three-month period ended December 31, 2004:

	Three Months Ended December 31, 2004
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Sep. 24, 2004	Charges	Liability	Dec. 31, 2004
Employee compensation and benefits	$577	$—	$323	$254
Occupancy and equipment costs	5,113	—	431	4,682

Total acquisition exit liabilities	$5,690	$—	$754	$4,936

Acquisition employee compensation liabilities are expected to be paid in fiscal 2005. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

5. CREDIT FACILITIES

On December 13, 2004, the Company entered into an amendment to its revolving credit agreement. The revolving credit agreement, as amended, permits borrowings of up to $105 million through December 12, 2005, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At December 31, 2004, the interest rate on the revolving credit agreement would have been 4.15 percent. The Company also pays a commitment fee of 0.25 percent of the unused credit facility through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at December 31, 2004 and no outstanding indebtedness under the prior revolving credit agreement at September 24, 2004. As of December 31, 2004, letters of credit in the amount of $8.5 million were issued on behalf of the Company and reduced the amount available for borrowing under the revolving credit agreement. These letters of credit were cancelled in January 2005. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements.

The Company, through its wholly owned broker-dealer subsidiary Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of December 31, 2004 and September 24, 2004. Ameritrade, Inc. also had access to unsecured uncommitted credit facilities of up to $310 million as of December 31, 2004 and September 24, 2004. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of December 31, 2004 or September 24, 2004. As of December 31, 2004 and September 24, 2004, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

6. NET CAPITAL

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

Reflecting the effect of a regulatory matter discussed in the following paragraphs, the Company’s broker-dealer subsidiaries had aggregate net capital of $299.8 million and $30.6 million as of December 31, 2004 and September 24, 2004, respectively, resulting in excess aggregate minimum net capital of $214.6 million as of December 31, 2004 and an aggregate net capital deficiency of $40.3 million as of September 24, 2004. Excluding the effect of the regulatory matter, the Company’s aggregate net capital would have been $262.3 million as of September 24, 2004, which would have exceeded aggregate minimum net capital requirements by $191.4 million.

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

Ameritrade, Inc. informed the Staffs that it believes that the free credit balances were effectively transferred to the Program Banks in accordance with well-established banking law, that the accounts held at the Program Banks were the obligations of the Program Banks to each client and not obligations of Ameritrade, Inc., that the FDIC insurance passed through to each client in accordance with FDIC regulations and that it has been in compliance with Rules 15c3-1 and 15c3-3.

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

The NASD continues to investigate this matter and Ameritrade, Inc. is fully cooperating with the investigation. The SEC or NASD may elect to pursue disciplinary or other action with respect to this matter, which could result in censures, fines, suspensions or other sanctions. The Company is unable to predict the outcome of this matter.

7. STOCK OPTION AND INCENTIVE PLANS

Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. Stock-based employee compensation expense for the three months ended December 31, 2004 was $0.4 million. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required by SFAS No. 148. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three Months Ended
	December 31,	December 31,
	2004	2003
Net income, as reported	$92,551	$71,937
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	248	2
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(3,978)	(3,789)

Pro forma net income	$88,821	$68,150

Basic earnings per share:
As reported	$0.23	$0.17
Pro forma	$0.22	$0.16

Diluted earnings per share:
As reported	$0.22	$0.17
Pro forma	0.21	0.16

8. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2004	2003
Net income	$92,551	$71,937

Weighted average shares outstanding - basic	405,664	425,469
Effect of dilutive securities:
Stock options	9,014	9,266
Deferred compensation shares	23	23

Weighted average shares outstanding - diluted	414,701	434,758

Earnings per share - basic	$0.23	$0.17
Earnings per share - diluted	$0.22	$0.17

9. COMMITMENTS AND CONTINGENCIES

Legal – In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, sought injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The District Court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska Supreme Court reversed the District Court’s grant of summary judgment and remanded the case to the District Court for further proceedings. The Nebraska Supreme Court did not decide whether the plaintiffs’ claims have merit. On October 8, 2003, the Company filed with the District Court a renewed motion for summary judgment. On August 13, 2004, the District Court dismissed the plaintiffs’ class action allegations and the claims of fraud, misrepresentation, unjust enrichment and injunction. The District Court stayed the case pending arbitration of individual claims of breach of contract under the customer agreements. Plaintiffs appealed. On November 1, 2004, the Company filed a motion for summary dismissal of the appeal for lack of jurisdiction on the ground that the District Court’s order was not presently appealable. On December 15, 2004, plaintiffs filed a motion to dismiss their appeal as premature. The Nebraska Supreme Court dismissed the appeal on January 7, 2005. The Company believes it has adequate legal defenses and intends to continue to vigorously defend against plaintiffs’ action.

In August 2003, the Company, as a successor to National Discount Brokers Corporation (“NDB”), was served with a lawsuit filed in the District Court of Harris County, Texas, by Robert Ketchand, a court appointed receiver, against a number of defendants including Christopher A. Slaga, a bank, and NDB. The complaint, as amended, alleges that Slaga defrauded investors who invested approximately $21 million in limited partnerships that Slaga created and controlled and converted the moneys entrusted to him for investment. Two of the investors, who allegedly invested approximately $18 million, intervened in the lawsuit. The complaint states that Slaga, presently incarcerated, pled guilty to federal wire fraud violations in connection with the conduct alleged in the complaint and that the federal court in the criminal proceeding ordered Slaga to make restitution to the investors in the amount of approximately $19.7 million. As it pertains to the Company, the complaint alleges that Slaga wire transferred funds from the partnerships’ bank accounts into his personal brokerage account at NDB and that Slaga used the money for highly speculative investments. The complaint alleges that an inquiry by NDB would have disclosed that money in Slaga’s personal accounts belonged to the partnerships and that NDB failed to examine the trading activities of Slaga and should have discovered the impropriety of his investments. The complaint includes causes of action against NDB for aiding and abetting Slaga’s securities fraud under the Texas Securities Act, for unjust enrichment, and for funds transferred to NDB under a theory of implied contract. The receiver and the interveners have requested damages in an amount to be proven at trial, including the amount of the restitution order, plus interest, attorneys’ fees and costs. An agreement has been reached to settle the claims against the Company as successor to NDB. The settlement is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows. The settlement is subject to conditions, including Court approval.

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

The Company is in discussions with its regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters. See Note 6 for further discussion of a regulatory matter concerning an FDIC-insured deposit sweep program.

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

As of December 31, 2004, client margin securities of approximately $5.1 billion and stock borrowings of approximately $3.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $5.1 billion of that collateral as of December 31, 2004.

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

	Three Months Ended December 31, 2004
	Private Client	All
	Division	Other	Total
Non-interest revenues	$168,706	$4,854	$173,560
Interest revenue, net	86,737	1,684	88,421

Net revenues	$255,443	$6,538	$261,981

Pre-tax income	$143,607	$4,051	$147,658

	Three Months Ended December 31, 2003
	Private Client	All
	Division	Other	Total
Non-interest revenues	$163,455	$9,482	$172,937
Interest revenue, net	52,215	1,288	53,503

Net revenues	$215,670	$10,770	$226,440

Pre-tax income	$118,488	$1,468	$119,956

11. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended
	December 31, 2004	December 31, 2003
Net income	$92,551	$71,937

Other comprehensive income (loss):
Net unrealized holding gains on investment securities available-for-sale arising during the period	14,084	26,027

Net unrealized holding losses on derivative instrument arising during the period	(13,006)	(25,134)

Adjustment for deferred income taxes on net unrealized holding gains/losses	(200)	(358)

Foreign currency translation adjustment	1,626	99

Total other comprehensive income, net of tax	2,504	634

Comprehensive income	$95,055	$72,571

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 24, 2004, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, volatility in the stock market, changes in client trading activity, competition, systems failures and capacity constraints, regulatory and legal uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 24, 2004. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding the effect of client trading activity on our results of operations; our expectations regarding average commissions and clearing fees per trade; our expectations regarding growth of net interest revenue; our expectations regarding the effect of client trading activity on account maintenance fee revenues; our expected amounts of employee compensation and benefits, clearing and execution, communications, professional services and advertising expenses; our expectations regarding our effective income tax rate; our anticipated capital and liquidity needs and our plans to finance such needs; and our expectations regarding the impact of recently issued accounting pronouncements.

The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 24, 2004 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and intangible assets; valuation and accounting for derivative financial instruments; and estimates of effective income tax rates, deferred income taxes and valuation allowances. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 24, 2004.

Unless otherwise indicated, the terms “we”, “us” or “Company” in this report refer to Ameritrade Holding Corporation and its wholly owned subsidiaries. The term “GAAP” refers to generally accepted accounting principles in the United States.

GLOSSARY OF TERMS

In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 24, 2004.

RESULTS OF OPERATIONS

Improved conditions in the U.S. equity markets have significantly impacted our results of operations during fiscal 2004 and 2005. There is a positive correlation between the volume of our clients’ trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity improves, we expect that it would have a positive impact on our results of operations. If client trading activity were to decline, we expect that it would have a negative impact on our results of operations.

Rising short-term interest rates and growth in client margin and cash balances during fiscal 2004 and 2005 have also positively impacted our results of operations. Our average interest rates earned on segregated cash and client margin balances have grown at a faster rate than the average interest rates paid on client credit balances. We cannot predict the direction of short-term interest rates or the level of client margin and credit balances. If short-term interest rates continue to rise, we generally expect to earn a larger net interest spread. Conversely, a falling short-term interest rate environment generally would result in our earning a smaller net interest spread.

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

The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended
	December 31, 2004		December 31, 2003
	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$170,670	65.1%	$142,842	63.1%
Less:
Advertising	(23,110)	(8.8%)	(23,066)	(10.2%)
Gain on disposal of property	98	0.0%	180	0.1%

Pre-tax income	$147,658	56.4%	$119,956	53.0%

EBITDA
EBITDA	$154,488	59.0%	$126,750	56.0%
Less:
Depreciation and amortization	(6,273)	(2.4%)	(5,957)	(2.6%)
Interest on borrowings	(557)	(0.2%)	(837)	(0.4%)

Pre-tax income	$147,658	56.4%	$119,956	53.0%

Our improved pre-tax income, operating margin and EBITDA for the three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003 are largely due to significantly increased net interest revenue resulting primarily from increased client margin and credit balances and higher net interest rates earned on such balances. While net revenues increased, we did not incur correspondingly large increases in expenses. More detailed analysis of net revenues and expenses is presented later in this discussion.

Trading Activity and Account Metrics

The following table sets forth several operating metrics, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%
	Dec. 31, 2004	Dec. 31, 2003	Change
Average client trades per day	171,383	174,940	(2%)
Average client trades per account (annualized)	12.2	13.6	(10%)
Activity rate	4.8%	5.5%	(13%)
Total trades (in millions)	11.57	11.28	3%
Average commissions and clearing fees per trade	$13.27	$13.50	(2%)
Trading days	67.5	64.5	5%

Total accounts (ending)	3,627,000	3,225,000	12%
Qualified accounts (ending)	1,764,000	1,582,000	12%
Client assets (ending, in billions)	$79.9	$65.2	23%

Net Interest Revenue Metrics

The following tables set forth metrics that we use in analyzing net interest revenue:

	Three months ended Dec. 31, 2004		Three months ended Dec. 31, 2003		Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Inc./(Dec.)
Segregated cash	$7,997	1.89%	$7,534	0.96%	6%	0.93%
Client margin balances	$3,413	5.16%	$2,617	4.98%	30%	0.18%
Client credit balances	$9,540	(0.29%)	$8,367	(0.12%)	14%	0.17%

Consolidated Statements of Operations Data

The following table summarizes certain data from our Condensed Consolidated Statements of Operations for analysis purposes (in millions, except percentages):

	Three months ended
	Dec. 31, 2004	Dec. 31, 2003	% Change
Revenues:
Commissions and clearing fees	$153.5	$152.3	1%
Interest revenue	113.1	62.8	80%
Other	20.0	20.7	(3%)

Total revenues	286.7	235.8	22%

Brokerage interest expense	24.7	9.3	165%

Net revenues	262.0	226.4	16%

Expenses:
Employee compensation and benefits	44.0	34.3	28%
Clearing and execution costs	6.5	9.1	(28%)
Communications	9.4	9.3	2%
Occupancy and equipment costs	11.0	11.4	(4%)
Depreciation and amortization	6.3	6.0	5%
Professional services	9.6	6.4	50%
Interest on borrowings	0.6	0.8	(33%)
Gain on disposal of property	(0.1)	(0.2)	(46%)
Other	3.9	6.3	(37%)
Advertising	23.1	23.1	0%

Total expenses	114.3	106.5	7%

Pre-tax income	147.7	120.0	23%

Provision for income taxes	55.1	48.0	15%

Net income	$92.6	$71.9	29%

Net interest revenue	$88.4	$53.5	65%

Effective income tax rate	37.3%	40.0%

Note: Details may not sum to totals and subtotals due to rounding differences.

Three-Month Periods Ended December 31, 2004 and December 31, 2003

Net Revenues.

Commissions and clearing fees increased one percent, primarily due to a three percent increase in total trades, partially offset by a two percent decrease in average commissions and clearing fees per trade. Average client trades per day decreased two percent to 171,383 for the first quarter of fiscal 2005 from 174,940 in the first quarter of fiscal 2004, but there were three more trading days in the first quarter of fiscal 2005 than the first quarter of fiscal 2004. Average client trades per account (annualized) were 12.2 for the first quarter of fiscal 2005, compared to 13.6 for the first quarter of fiscal 2004, while the number of qualified accounts increased 12 percent. Historically, qualified accounts have generated the vast majority of our revenues. Average commissions and clearing fees per trade decreased to $13.27 in the first quarter of fiscal 2005 from $13.50 for the first quarter of fiscal 2004, due primarily to lower payment for order flow revenue per trade for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 and changes in the mix of client trading activity. We expect average commissions and clearing fees per trade to range from approximately $12.75 to $13.25 per trade during the remainder of fiscal 2005, depending on the mix of trading activity, level of payment for order flow revenue and other factors.

Net interest revenue increased 65 percent, due primarily to an increase of 93 basis points in the average interest rate earned on segregated cash, an increase of 18 basis points in the average interest rate charged on client margin balances and a 30 percent increase in average client margin balances in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increased net interest revenue resulting from these factors was partially offset by an increase of 17 basis points in the average interest rate paid on client credit balances in the first quarter of fiscal 2005 from the first quarter of fiscal 2004. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin and credit balances.

Other revenues decreased three percent, due primarily to a decrease in account maintenance and other fee revenue, partially offset by higher money market fee income. Account maintenance fees are charged based on client assets and trading activity, therefore fluctuations in client assets or trades per account may result in fluctuations in revenues from account maintenance fees.

Expenses.

Employee compensation and benefits expense increased 28 percent. Full-time equivalent employees increased to 2,055 at December 31, 2004, from 1,725 at December 31, 2003, primarily due to the addition of client service and technology employees in fiscal 2004 and 2005. We have continued to invest in our technology and call centers in order to maintain our position as a leader in innovative trading tools and to improve client service. We expect employee compensation expense to range between $44 million and $46 million for the second quarter of fiscal 2005.

Clearing and execution costs decreased 28 percent, due primarily to decreased order routing costs resulting from our implementation of a single web architecture trading platform during fiscal 2004 and a non-recurring refund of Nasdaq trading activity fees of approximately $1 million during the first quarter of fiscal 2005. We expect clearing and execution costs to range between $7 million and $8 million for the second quarter of fiscal 2005, depending largely on the level of client trading activity.

Communications expense was virtually unchanged at $9.4 million for the first quarter of fiscal 2005 compared to $9.3 million for the first quarter of fiscal 2004. We expect communications expense to range between $10 million and $11 million for the second quarter of fiscal 2005.

Occupancy and equipment costs decreased four percent, due to slightly lower computer equipment leasing costs.

Depreciation and amortization increased five percent, due primarily to additional amortization of acquired intangible assets related to the acquisition of Bidwell & Company in January 2004 and acquisition of client accounts from JB Oxford & Company in October 2004.

Professional services expense increased 50 percent to $9.6 million, due primarily to new corporate development initiatives in fiscal 2005. We expect professional services expense to range between $8 million and $9 million for the second quarter of fiscal 2005.

Other expenses decreased 37 percent, due primarily to a $1.4 million benefit from a favorable litigation settlement during the first quarter of fiscal 2005.

Advertising expenses were virtually unchanged at $23.1 million for the first quarter of both fiscal 2005 and 2004. We expect approximately $34 million to $39 million of advertising expenditures for the second quarter of fiscal 2005, depending on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Our effective income tax rate was approximately 37 percent for the first quarter of fiscal 2005 compared to 40 percent for the first quarter of fiscal 2004. During the first quarter of fiscal 2005, we recorded a $1.8 million benefit resulting from the amalgamation of our Canadian subsidiaries, which allowed previously unrealizable tax loss carryforwards to become realizable. In addition, the Datek integration has resulted in a larger percentage of our payroll and assets being located in lower income tax states such as Nebraska and Texas as opposed to higher income tax states such as New York and New Jersey, resulting in a lower overall effective income tax rate. We expect our effective income tax rate for the remainder of fiscal 2005 to range between 38.5 percent and 39 percent.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first quarter of fiscal 2005 were financed from our earnings and cash on hand, and, at our broker-dealer subsidiary Ameritrade, Inc., borrowings on our credit facilities. We plan to finance our capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

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

On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that in their view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients. Ameritrade, Inc. cured the asserted deficiency the next business day, November 15, 2004. The NASD continues to investigate this matter and Ameritrade, Inc. is fully cooperating with the investigation. We are unable to predict the outcome of this matter. See Note 6 of the notes to condensed consolidated financial statements for further discussion of this matter.

Liquid Assets

We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents and b) regulatory net capital of our broker-dealer subsidiaries in excess of 5 percent of aggregate debit items. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the holding company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents to liquid assets for the periods indicated (in thousands):

	December 31,	September 24,
	2004	2004	Change
Cash and cash equivalents	$170,869	$155,342	$15,527
Less: Broker-dealer cash and cash equivalents	(105,006)	(99,400)	(5,606)

Non broker-dealer cash and cash equivalents	65,863	55,942	9,921
Plus: Excess broker-dealer regulatory net capital*	87,169	—	87,169

Liquid assets*	$153,032	$55,942	$97,090

* Includes the impact of a regulatory matter related to an FDIC-insured deposit sweep program as of September 24, 2004. Excluding the impact of the regulatory matter, excess broker-dealer regulatory net capital would be approximately $85.4 million and liquid assets would be approximately $141.3 million as of September 24, 2004. See Note 6 of the notes to condensed consolidated financial statements for further discussion of the regulatory matter.

The increase in liquid assets from September 24, 2004 to December 31, 2004 is primarily due to the impact of curing the regulatory matter of $87.2 million and net income of $92.6 million, partially offset by an increase in aggregate debit items that resulted in increased regulatory net capital required of $35.7 million, cash used in investing and financing activities of $64.0 million (see “Cash Flow” below). The remaining $17.0 million of the change in liquid assets is due to non-cash expenses that are reflected in net income, changes in non broker-dealer working capital due to timing of income tax and other payments, and other miscellaneous changes in excess regulatory net capital.

Cash Flow

Cash provided by operating activities was $79.1 million for the first quarter of fiscal 2005, compared to $176.2 million for the first quarter of fiscal 2004. The decrease was primarily due to changes in broker-dealer working capital, partially offset by higher net income in the first quarter of fiscal 2005.

Cash used in investing activities was $19.9 million for the first quarter of fiscal 2005, compared to $2.3 million for the first quarter of fiscal 2004. The cash used in investing activities in the first quarter of fiscal 2005 consisted primarily of $17.5 million paid in the acquisition of the online retail client accounts of JB Oxford & Company. We paid the remaining $8.4 million of the JB Oxford purchase price in January 2005.

Cash used in financing activities was $44.0 million for the first quarter of fiscal 2005, compared to $159.8 million for the first quarter of fiscal 2004. The financing activities in the first quarter of fiscal 2005 included $46.4 million of stock repurchases, compared to $120.4 million of stock repurchases and an early redemption of convertible subordinated notes for $46.8 million during the first quarter of fiscal 2004. Our broker-dealer subsidiary, Ameritrade, Inc., also borrowed and subsequently repaid $280 million on its unsecured credit facilities during the first quarter of fiscal 2005 to cure the asserted Exchange Act Rule 15c3-3 deficiency described in Note 6 of the notes to condensed consolidated financial statements.

Loan Facilities

On December 13, 2004, we entered into an amendment to our revolving credit agreement. The revolving credit agreement, as amended, permits borrowings of up to $105 million through December 12, 2005, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At December 31, 2004, the interest rate on the revolving credit agreement would have been 4.15 percent. We also pay a commitment fee of 0.25 percent of the unused credit facility through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at December 31, 2004 and no outstanding indebtedness under the prior revolving credit agreement at September 24, 2004. As of December 31, 2004, letters of credit in the amount of $8.5 million were issued on our behalf and reduced the amount available for borrowing under the revolving credit agreement. These letters of credit were cancelled in January 2005. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.

Our wholly owned broker-dealer subsidiary, Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of December 31, 2004 and September 24, 2004. Ameritrade, Inc. also had access to unsecured uncommitted credit facilities of up to $310 million as of December 31, 2004 and September 24, 2004. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require Ameritrade, Inc. to pledge client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of December 31, 2004 or September 24, 2004. As of December 31, 2004 and September 24, 2004, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

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

We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of December 31, 2004 and September 24, 2004, the total fair value of the embedded collars was approximately $41.7 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet.

The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the Condensed Consolidated Balance Sheet. We are accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of each forward contract, the fair value of the collar and the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of our Common Stock, a 30 million-share increase from the previous authorization. Through December 31, 2004, we have repurchased a total of approximately 45.9 million shares at a weighted average purchase price of $10.04 per share. During the first quarter of fiscal 2005, we repurchased approximately 3.5 million shares at a weighted average purchase price of $13.25 per share.

Off-Balance Sheet Arrangements

The Company does not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. As of the required effective date, public entities will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. We estimate adoption of SFAS No. 123R will result in additional stock-based compensation expense for the unvested portion of awards previously accounted for under APB No. 25 of approximately $2.0 million for our fourth fiscal quarter ending September 30, 2005 and approximately $5.6 million for our fiscal year ending September 29, 2006.

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

As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $8.1 billion at December 31, 2004 and $7.8 billion at September 24, 2004. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $10.8 billion at December 31, 2004 and $10.1 billion at September 24, 2004, in the form of client credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally would result in our earning a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

We had no borrowings outstanding under our $105 million revolving credit agreement, which bears interest at a floating rate, as of December 31, 2004 and no borrowings outstanding under the prior revolving credit agreement as of September 24, 2004. We hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 75,700 shares of The Nasdaq Stock Market, Inc., which were recorded at fair value of $87.4 million ($54.3 million net of tax) at December 31, 2004 and have exposure to market price risk. The same securities were recorded at fair value of $73.3 million ($45.3 million net of tax) at September 24, 2004. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $8.7 million at December 31, 2004. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of December 31, 2004 and September 24, 2004, the fair value of the embedded collars was approximately $41.7 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 4. – Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program (the “Program”) available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staffs’ view is that Ameritrade, Inc. did not for regulatory purposes effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. informed the Staffs that it believes that the free credit balances were effectively transferred to the Program Banks in accordance with well-established banking law, that the accounts held at the Program Banks were the obligations of the Program Banks to each client and not obligations of Ameritrade, Inc., that the FDIC insurance passed through to each client in accordance with FDIC regulations and that it has been in compliance with Rule 15c3-1.

In connection with its audit of the consolidated financial statements for the year ended September 24, 2004, our independent registered public accounting firm concluded that the controls in place relating to the Program were not properly designed to provide reasonable assurance that these funds were properly recorded and disclosed in the financial statements and assets were appropriately considered in regulatory net capital computations. On December 8, 2004, our independent registered public accounting firm notified the Audit Committee and management, that in their judgment, this was a material weakness in internal control over financial reporting.

We have taken the following actions to remediate the reported internal control deficiency:

•	Implemented enhanced control procedures designed to identify and assess the regulatory impact of new firm activities or changes to existing firm activities that affect the control, handling, movement, and access to client assets by an external third party.

•	Implemented enhanced client notification and communication control procedures when changes in related firm activities occur.

•	Implemented enhanced regulatory notification and communication control procedures when changes in related firm activities occur.

•	Implemented enhanced control procedures for educating and training affected employees.

Management believes that these enhanced control procedures are adequately designed to ensure regulatory compliance related to new firm activities or changes to existing firm activities that affect the control, handling, movement, and access to client assets by an external third party, and that the enhanced control procedures are operating effectively.

The enhanced control procedures discussed in the preceding paragraphs constitute changes that have materially affected the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. – Legal Proceedings

In September 1998, a putative class action complaint was filed against the Company by Zannini, et al. in the District Court of Douglas County, Nebraska, claiming the Company was not able to handle the volume of subscribers to its Internet brokerage services. The complaint, as amended, sought injunctive relief enjoining alleged deceptive, fraudulent and misleading practices, equitable relief compelling the Company to increase capacity, and unspecified compensatory damages. In May 2001, the Company filed a motion for summary judgment in the matter, which the plaintiffs opposed. The District Court granted summary judgment for the Company on January 2, 2002, and the plaintiffs appealed. On August 1, 2003, the Nebraska Supreme Court reversed the District Court’s grant of summary judgment and remanded the case to the District Court for further proceedings. The Nebraska Supreme Court did not decide whether the plaintiffs’ claims have merit. On October 8, 2003, the Company filed with the District Court a renewed motion for summary judgment. On August 13, 2004, the District Court dismissed the plaintiffs’ class action allegations and the claims of fraud, misrepresentation, unjust enrichment and injunction. The District Court stayed the case pending arbitration of individual claims of breach of contract under the customer agreements. Plaintiffs appealed. On November 1, 2004, the Company filed a motion for summary dismissal of the appeal for lack of jurisdiction on the ground that the District Court’s order was not presently appealable. On December 15, 2004, plaintiffs filed a motion to dismiss their appeal as premature. The Nebraska Supreme Court dismissed the appeal on January 7, 2005. The Company believes it has adequate legal defenses and intends to continue to vigorously defend against plaintiffs’ action.

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

Item 2. - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
September 25, 2004 - October 29, 2004	1,350,000	$12.08	1,350,000	26,282,338
October 30, 2004 - November 26, 2004	950,000	$13.84	950,000	25,332,338
November 27, 2004 - December 31, 2004	1,200,000	$14.11	1,200,000	24,132,338

Total - Three months ended December 31, 2004	3,500,000	$13.25	3,500,000	24,132,338

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

Item 6. - Exhibits

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

10.1	First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 13, 2004, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

10.2	Summary of Fiscal 2005 Performance Criteria, Ameritrade Holding Corporation 2002 Management Incentive Plan

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2005

Ameritrade Holding Corporation (Registrant)
by:	/s/ Joseph H. Moglia

Joseph H. Moglia Chief Executive Officer (Principal Executive Officer)

by:	/s/ John R. MacDonald

John R. MacDonald Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)