Form 10-Q
period 2005-03-25
AMERITRADE HOLDING CORP
filed 2005-05-02
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 25, 2005
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to ___

Commission file number: 0-49992

AMERITRADE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)

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
Yes ☑ No ☐

As of April 29, 2005, there were 402,454,071 outstanding shares of the registrant’s Common Stock.

AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION

Item 1. –Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively “the Company”) as of March 25, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 25, 2005 and March 26, 2004, and of cash flows for the six-month periods ended March 25, 2005 and March 26, 2004. These interim financial statements are the responsibility of the Company’s management.

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

April 29, 2005
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 25,	September 24,
	2005	2004
ASSETS

Cash and cash equivalents	$189,719	$137,392
Short-term investments	64,375	17,950
Cash and investments segregated in compliance with federal regulations	7,451,482	7,802,575
Receivable from brokers, dealers and clearing organizations	3,748,132	2,818,726
Receivable from clients and correspondents — net of allowance for doubtful accounts	3,695,574	3,100,572
Property and equipment — net of accumulated depreciation and amortization	29,258	29,870
Goodwill	770,243	770,094
Acquired intangible assets — net of accumulated amortization	266,832	247,052
Investments in equity securities	79,264	73,759
Other assets	60,029	279,031

Total assets	$16,354,908	$15,277,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$4,620,697	$3,441,802
Payable to clients and correspondents	10,067,345	10,322,539
Accounts payable and accrued liabilities	197,613	146,108
Prepaid variable forward derivative instrument	31,407	28,738
Prepaid variable forward contract obligation	38,635	37,803
Deferred income taxes	90,755	89,123

Total liabilities	15,046,452	14,066,113

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,193,740	1,195,218
Retained earnings	494,084	330,519
Treasury stock, Common, at cost — Mar. 25, 2005 - 32,912,997 shares; Sept. 24, 2004 - 27,871,600 shares	(413,479)	(346,060)
Deferred compensation	928	993
Accumulated other comprehensive income	28,832	25,887

Total stockholders’ equity	1,308,456	1,210,908

Total liabilities and stockholders’ equity	$16,354,908	$15,277,021

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2005	2004	2005	2004

Revenues:
Commissions and clearing fees	$127,973	$169,127	$281,519	$321,405

Interest revenue	116,301	66,011	229,402	128,843
Brokerage interest expense	30,169	8,836	54,849	18,165

Net interest revenue	86,132	57,175	174,553	110,678

Other	18,400	20,562	38,415	41,221

Net revenues	232,505	246,864	494,487	473,304

Expenses:
Employee compensation and benefits	42,850	43,912	86,839	78,205
Clearing and execution costs	6,371	6,770	12,900	15,895
Communications	9,450	11,185	18,896	20,447
Occupancy and equipment costs	9,588	9,923	20,593	21,360
Depreciation and amortization	5,374	5,604	11,646	11,561
Professional services	9,208	8,716	18,775	15,096
Interest on borrowings	449	557	1,006	1,394
Gain on disposal of property	(148)	(196)	(246)	(376)
Other	5,160	5,042	9,107	11,350
Advertising	27,525	30,152	50,635	53,218

Total expenses	115,827	121,665	230,151	228,150

Pre-tax income	116,678	125,199	264,336	245,154
Provision for income taxes	45,664	44,241	100,771	92,260

Net income	$71,014	$80,958	$163,565	$152,894

Basic earnings per share	$0.18	$0.19	$0.40	$0.36
Diluted earnings per share	$0.17	$0.19	$0.40	$0.35

Weighted average shares outstanding — basic	402,833	420,821	404,357	423,272
Weighted average shares outstanding — diluted	410,674	431,296	412,840	433,548

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	March 25, 2005	March 26, 2004
Cash flows from operating activities:
Net income	$163,565	$152,894
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,832	5,685
Amortization of acquired intangible assets	6,814	5,876
Deferred income taxes	445	(2,144)
Gain on disposal of property	(246)	(376)
Loss on debt retirement	—	791
Other non-cash expenses, net	1,714	1,383
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	351,093	574,041
Brokerage receivables	(1,524,386)	(1,435,859)
Other assets	219,009	3,089
Brokerage payables	923,701	869,809
Accounts payable and accrued liabilities	54,479	37,036

Net cash flows from operating activities	201,020	212,225

Cash flows from investing activities:
Purchase of property and equipment	(4,655)	(4,488)
Proceeds from sale of property and equipment	—	15
Cash paid in business combinations, net	(25,919)	(56,350)
Purchase of short-term investments	(92,475)	(55,975)
Proceeds from sale of short-term investments	46,050	46,975
Proceeds from sale of investments in equity securities	807	—
Purchase of investments in equity securities	—	(36)

Net cash flows from investing activities	(76,192)	(69,859)

Cash flows from financing activities:
Proceeds from notes payable	280,000	8,500
Principal payments on notes payable	(280,000)	(46,828)
Proceeds from exercise of stock options	4,075	11,216
Purchase of treasury stock	(76,875)	(172,246)
Payments received on stockholder loans	—	428

Net cash flows from financing activities	(72,800)	(198,930)

Effect of exchange rate changes on cash and cash equivalents	299	(38)

Net increase (decrease) in cash and cash equivalents	52,327	(56,602)
Cash and cash equivalents at beginning of period	137,392	248,623

Cash and cash equivalents at end of period	$189,719	$192,021

Supplemental cash flow information:
Interest paid	$51,470	$7,288
Income taxes paid	$43,608	$49,201
Noncash investing and financing activities:
Tax benefit on exercise of stock options	$3,134	$11,069

See notes to condensed consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month and Six-Month Periods Ended March 25, 2005 and March 26, 2004
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

The Company has changed its classification of investments in auction rate securities from cash and cash equivalents to short-term investments on the condensed consolidated balance sheets. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every seven to 35 days. Holders of auction rate securities may liquidate their holdings to prospective buyers by participating in the auctions. The Company previously accounted for auction rate securities as cash equivalents because they are highly liquid due to the auction process. On March 4, 2005, the SEC issued guidance regarding the classification of investments in auction rate securities. The SEC’s guidance indicates that auction rate securities do not qualify as cash equivalents because they have long-term maturity dates and there is no guarantee that holders will be able to liquidate their holdings through the auction process. Accordingly, the Company has reclassified approximately $18.0 million of investments in auction rate securities from cash and cash equivalents to short-term investments as of September 24, 2004. Purchases and sales of auction rate securities are presented as investing activities in the condensed consolidated statements of cash flows.

Certain items in prior year condensed consolidated financial statements have been reclassified to conform to the current presentation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). SFAS No. 123R was originally scheduled to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance date to the beginning of the first annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. Therefore, SFAS No. 123R will be effective for the Company’s next fiscal year beginning October 1, 2005. As of the required effective date, public entities will apply SFAS No. 123R using a modified version of the prospective transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company estimates adoption of SFAS No. 123R will result in additional stock-based compensation expense for the unvested portion of awards previously accounted for under APB No. 25 of approximately $5.6 million for the Company’s fiscal year ending September 29, 2006.

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

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill by reportable segment for the six months ended March 25, 2005:

	Private Client	All
	Division	Other	Total
Balance as of September 24, 2004	$770,005	$89	$770,094

Purchase accounting adjustments, net of income taxes (1)	476	—	476
Tax benefit of option exercises (2)	(327)	—	(327)

Balance as of March 25, 2005	$770,154	$89	$770,243

(1)	Purchase accounting adjustments consist of approximately $1.2 million of adjustments to liabilities relating to the Company’s January 2004 acquisition of Bidwell & Company, partially offset by an adjustment to reclassify approximately $0.7 million of the purchase price of the Bidwell acquisition to acquired intangible assets for the Bidwell client relationships.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist primarily of client relationship intangible assets and had a carrying value of $266.8 million, net of $31.2 million of accumulated amortization as of March 25, 2005. The Company estimates amortization expense on existing acquired intangible assets will be $7.1 million for the remainder of fiscal 2005 and approximately $13.8 million for each of the five succeeding fiscal years.

3. INVESTMENTS IN EQUITY SECURITIES

The Company’s investments in equity securities consist primarily of ownership of approximately 7.9 million shares of Knight Trading Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding common shares as of March 25, 2005. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of March 25, 2005 and September 24, 2004, the Company’s investment in Knight was valued at $76.1 million and $72.8 million, respectively. The Company’s cost basis is $0.7 million; therefore the gross unrealized gain was $75.4 million and $72.1 million at March 25, 2005 and September 24, 2004, respectively.

During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares. The forward contracts mature on various dates in fiscal years 2006 and 2007. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of March 25, 2005 and September 24, 2004, the total fair value of the embedded collars was approximately $31.4 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet.

The following table summarizes the Company’s investments in equity securities, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see Note 11 for a complete summary of comprehensive income):

			Effect on Other
	March 25,	September 24,	Comprehensive
	2005	2004	Income
Assets
Investment in Knight	$76,069	$72,827	$3,242
Investment in The Nasdaq Stock Market, Inc. (1)	—	447	(447)
Investment in International Securities Exchange, Inc.	3,157	447	2,710
Original cost of investment in Nasdaq (1)	N/A	N/A	855
Realized loss on sale of investment in Nasdaq (1)	N/A	N/A	(48)

Total marketable equity securities	79,226	73,721	N/A
Other investments in equity securities	38	38	N/A

Total investments in equity securities	$79,264	$73,759	N/A

Total effect of investments in equity securities on other comprehensive income			$6,312

Liabilities
Prepaid variable forward derivative instrument	$(31,407)	$(28,738)	$(2,669)

Prepaid variable forward contract obligation	$(38,635)	$(37,803)	N/A

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(30,049)	$(27,958)	$(2,091)
Derivative instrument	12,092	11,208	884
Tax effect of realized loss on sale of investment in Nasdaq (1)	N/A	N/A	18

Deferred income taxes on unrealized (gains)/losses, net	$(17,957)	$(16,750)	N/A

Total effect of deferred income taxes on other comprehensive income			$(1,189)

(1)	The Company sold its investment in Nasdaq in March 2005 for approximately $807,000, resulting in a realized pre-tax loss on the sale of approximately $48,000.

4. ACQUISITION EXIT LIABILITIES

     The following table summarizes activity in the Company’s acquisition exit liabilities for the three-month and six-month periods ended March 25, 2005:

	Three Months Ended March 25, 2005
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Dec. 31, 2004	Charges	Liability	Mar. 25, 2005
Employee compensation and benefits	$254	$—	$118	$136
Occupancy and equipment costs	4,682	216	365	4,533

Total acquisition exit liabilities	$4,936	$216	$483	$4,669

	Six Months Ended March 25, 2005
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Sept. 24, 2004	Charges	Liability	Mar. 25, 2005
Employee compensation and benefits	$577	$—	$441	$136
Occupancy and equipment costs	5,113	216	796	4,533

Total acquisition exit liabilities	$5,690	$216	$1,237	$4,669

Acquisition employee compensation liabilities are expected to be paid in fiscal 2005. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

5. CREDIT FACILITIES

On December 13, 2004, the Company entered into an amendment to its revolving credit agreement. The revolving credit agreement, as amended, permits borrowings of up to $105 million through December 12, 2005, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At March 25, 2005, the interest rate on the revolving credit agreement would have been 4.6 percent. The Company also pays a commitment fee of 0.25 percent of the unused credit facility through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at March 25, 2005 and no outstanding indebtedness under the prior revolving credit agreement at September 24, 2004. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements.

The Company, through its wholly owned broker-dealer subsidiary Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of March 25, 2005 and September 24, 2004. Ameritrade, Inc. also had access to an unsecured uncommitted credit facility of up to $310 million as of March 25, 2005 and September 24, 2004. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of March 25, 2005 or September 24, 2004. As of March 25, 2005 and September 24, 2004, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

6. NET CAPITAL

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

Reflecting the effect of a regulatory matter related to an insured deposit sweep program discussed in the following paragraphs, the Company’s broker-dealer subsidiaries had aggregate net capital of $239.2 million and $30.6 million as of March 25, 2005 and September 24, 2004, respectively, resulting in excess aggregate minimum net capital of $156.7 million as of March 25, 2005 and an aggregate net capital deficiency of $40.3 million as of September 24, 2004. Excluding the effect of the regulatory matter, the Company’s aggregate net capital would have been $262.3 million as of September 24, 2004, which would have exceeded aggregate minimum net capital requirements by $191.4 million.

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

The NASD and SEC have also inquired about the effect on Ameritrade, Inc.’s net capital of certain deferred income tax liabilities arising from acquisitions. The issue is whether deferred tax liabilities may offset the acquired intangible client list assets to which they relate before the acquired intangible client list assets, which are not allowable assets for regulatory net capital purposes, are deducted in the net capital calculation. Following discussions with the SEC, Ameritrade, Inc. decided to prospectively exclude these deferred income tax liabilities from the net capital calculation until the regulators provide guidance concerning this issue. Ameritrade, Inc. has done so beginning with the March 25, 2005 net capital calculation. The deferred income tax liabilities excluded totaled $92.6 million as of March 25, 2005. The Company is working with the SEC to resolve the issue.

7. STOCK OPTION AND INCENTIVE PLANS

Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. Stock-based employee compensation expense for the three months and six months ended March 25, 2005 was $0.4 million and $0.8 million, respectively. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required by SFAS No. 148. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2005	2004	2005	2004
Net income, as reported	$71,014	$80,958	$163,565	$152,894
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	217	6	465	8
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(2,881)	(3,398)	(6,859)	(7,187)

Pro forma net income	$68,350	$77,566	$157,171	$145,715

Basic earnings per share:
As reported	$0.18	$0.19	$0.40	$0.36
Pro forma	$0.17	$0.18	$0.39	$0.34

Diluted earnings per share:
As reported	$0.17	$0.19	$0.40	$0.35
Pro forma	$0.17	$0.18	$0.38	$0.34

8. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2005	2004	2005	2004
Net income	$71,014	$80,958	$163,565	$152,894

Weighted average shares outstanding — basic	402,833	420,821	404,357	423,272
Effect of dilutive securities:
Stock options	7,821	10,456	8,462	10,254
Deferred compensation shares	20	19	21	22

Weighted average shares outstanding — diluted	410,674	431,296	412,840	433,548

Earnings per share — basic	$0.18	$0.19	$0.40	$0.36
Earnings per share — diluted	$0.17	$0.19	$0.40	$0.35

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

In August 2003, the Company, as a successor to National Discount Brokers Corporation (“NDB”), was served with a lawsuit filed in the District Court of Harris County, Texas, by Robert Ketchand, a court appointed receiver, against a number of defendants including Christopher A. Slaga, a bank, and NDB. The complaint, as amended, alleges that Slaga defrauded investors who invested approximately $21 million in limited partnerships that Slaga created and controlled and converted the moneys entrusted to him for investment. Two of the investors, who allegedly invested approximately $18 million, intervened in the lawsuit. The complaint states that Slaga, presently incarcerated, pled guilty to federal wire fraud violations in connection with the conduct alleged in the complaint and that the federal court in the criminal proceeding ordered Slaga to make restitution to the investors in the amount of approximately $19.7 million. As it pertained to the Company, the complaint alleged that Slaga wire transferred funds from the partnerships’ bank accounts into his personal brokerage account at NDB and that Slaga used the money for highly speculative investments. The complaint alleged that an inquiry by NDB would have disclosed that money in Slaga’s personal accounts belonged to the partnerships and that NDB failed to examine the trading activities of Slaga and should have discovered the impropriety of his investments. The complaint included causes of action against NDB for aiding and abetting Slaga’s securities fraud under the Texas Securities Act, for unjust enrichment, and for funds transferred to NDB under a theory of implied contract. The receiver and the interveners requested damages in an amount to be proven at trial, including the amount of the restitution order, plus interest, attorneys’ fees and costs. An agreement was reached to settle the claims against the Company as successor to NDB. On March 11, 2005, the Court entered an order approving the settlement and dismissing with prejudice the claims against the Company and on April 18, 2005, the Court entered a final judgment. The settlement will not have a material effect on the Company’s results of operations, financial condition or cash flows.

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

As of March 25, 2005, client margin securities of approximately $5.1 billion and stock borrowings of approximately $3.7 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $5.0 billion of that collateral as of March 25, 2005.

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

10. SEGMENT INFORMATION

Financial information for the Company’s Private Client Division, which is currently the Company’s only reportable segment, and all other segments, is presented in the following tables. The totals are equal to the Company’s consolidated amounts as reported in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 25, 2005			Six Months Ended March 25, 2005
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$142,294	$4,079	$146,373	$311,001	$8,933	$319,934
Interest revenue, net	84,258	1,874	86,132	170,995	3,558	174,553

Net revenues	$226,552	$5,953	$232,505	$481,996	$12,491	$494,487

Pre-tax income (loss)	$121,197	$(4,519)	$116,678	$264,839	$(503)	$264,336

	Three Months Ended March 26, 2004			Six Months Ended March 26, 2004
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total

Non-interest revenues	$182,577	$7,112	$189,689	$351,652	$10,974	$362,626
Interest revenue, net	54,628	2,547	57,175	106,844	3,834	110,678

Net revenues	$237,205	$9,659	$246,864	$458,496	$14,808	$473,304

Pre-tax income (loss)	$128,060	$(2,861)	$125,199	$252,165	$(7,011)	$245,154

On March 15, 2005, the Company announced a reorganization of its operational structure to more closely align the Company’s operations with its client-focused strategy. In connection with the reorganization, the Company is developing a new management financial reporting structure. The Company intends to reevaluate its segment reporting in light of the new reporting structure upon its completion, which is expected to occur later in 2005.

11. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Net income	$71,014	$80,958	$163,565	$152,894

Other comprehensive income (loss):
Net unrealized holding gains (losses) on investment securities available-for-sale arising during the period	(7,772)	(17,226)	6,312	8,801

Net unrealized holding gains (losses) on derivative instrument arising during the period	10,337	17,576	(2,669)	(7,558)

Adjustment for deferred income taxes on net unrealized holding gains/losses	(989)	296	(1,189)	(62)

Reclassification adjustment for realized loss on investment securities included in net income, net of tax	30	—	30	—

Foreign currency translation adjustment	(1,165)	(164)	461	(65)

Total other comprehensive income, net of tax	441	482	2,945	1,116

Comprehensive income	$71,455	$81,440	$166,510	$154,010

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 24, 2004, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, interest rates, stock market fluctuations and changes in client trading activity, increased competition, systems failures and capacity constraints, regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 24, 2004. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

In particular, the following statements contained in this discussion are forward-looking statements: our expectations regarding the effect of client trading activity on our results of operations; our expectations regarding average commissions and clearing fees per trade; our expectations regarding growth of net interest revenue; our expectations regarding the effect of client trading activity on account maintenance fee revenues; our expected amounts of employee compensation and benefits, clearing and execution, communications, occupancy and equipment costs, and advertising expenses; our expectations regarding our effective income tax rate; our anticipated capital and liquidity needs and our plans to finance such needs; and our expectations regarding the impact of recently issued accounting pronouncements.

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

GLOSSARY OF TERMS

In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 24, 2004. Since the issuance of the Form 10-K, the definition of “Liquid assets” has been updated and a definition for “Net new accounts or Net account growth” has been added to the glossary. These definitions are as follows:

Liquid assets – Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of our broker-dealer subsidiaries in excess of 5% of aggregate debit items. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.

Net new accounts or Net account growth – The number of new client accounts (funded and unfunded) opened in a specified period minus the number of client accounts closed in the same period.

RESULTS OF OPERATIONS

Our results of operations are significantly impacted by conditions in the U.S. equity markets. There is a direct correlation between the volume of our clients’ trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity increases, we expect that it would have a positive impact on our results of operations. If client trading activity were to decline, we expect that it would have a negative impact on our results of operations.

Changes in short-term interest rates and in client margin and client cash balances also impact our results of operations. We cannot predict the direction of short-term interest rates or the level of client margin and client cash balances. If short-term interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling short-term interest rate environment generally would result in our earning a smaller net interest spread.

Financial Performance Metrics

Pre-tax income, net income, earnings per share, operating margin and EBITDA (earnings before interest, taxes, depreciation and amortization) are key metrics we use in evaluating our financial performance. Operating margin and EBITDA are both considered non-GAAP financial measures as defined by SEC Regulation G.

We define operating margin as pre-tax income, adjusted to remove advertising expense and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income, net income and earnings per share.

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

The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Six months ended
	March 25, 2005		March 26, 2004		March 25, 2005		March 26, 2004
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$144,055	62.0%	$155,155	62.9%	$314,725	63.6%	$297,996	63.0%
Less:
Advertising	(27,525)	(11.8%)	(30,152)	(12.2%)	(50,635)	(10.2%)	(53,218)	(11.2%)
Gain on disposal of property	148	0.1%	196	0.1%	246	0.0%	376	0.1%

Pre-tax income	$116,678	50.2%	$125,199	50.7%	$264,336	53.5%	$245,154	51.8%

EBITDA
EBITDA	$122,501	52.7%	$131,360	53.2%	$276,988	56.0%	$258,109	54.5%
Less:
Depreciation and amortization	(5,374)	(2.3%)	(5,604)	(2.3%)	(11,646)	(2.4%)	(11,561)	(2.4%)
Interest on borrowings	(449)	(0.2%)	(557)	(0.2%)	(1,006)	(0.2%)	(1,394)	(0.3%)

Pre-tax income	$116,678	50.2%	$125,199	50.7%	$264,336	53.5%	$245,154	51.8%

Our slightly decreased pre-tax income, operating margin and EBITDA for the three-month period ended March 25, 2005 compared to the three-month period ended March 26, 2004 are largely due to decreased revenue from commissions and clearing fees resulting from decreased client trading activity, partially offset by increased net interest revenue resulting primarily from increased client margin and credit balances and higher net interest rates earned on such balances.

Our slightly improved pre-tax income, operating margin and EBITDA for the six-month period ended March 25, 2005 compared to the six-month period ended March 26, 2004 are largely due to increased net interest revenue resulting primarily from increased client margin and credit balances and higher net interest rates earned on such balances, partially offset by decreased revenue from commissions and clearing fees resulting from decreased client trading activity.

More detailed analysis of net revenues and expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenue are 1) commissions and clearing fees and 2) net interest revenue. For the three months ended March 25, 2005, commissions and clearing fees and net interest revenue accounted for 55 percent and 37 percent of our net revenues, respectively. The primary factors driving our revenues from commissions and clearing fees are total client trades and average commissions and clearing fees per trade. The primary factors driving our net interest revenue are average client margin balances, average segregated cash balances, average client credit balances and the average interest rates earned and paid on such balances. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our trading activity and net interest revenue metrics.

Trading Activity Metrics

The following table sets forth several metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%	Six months ended		%
	Mar. 25, 2005	Mar. 26, 2004	Change	Mar. 25, 2005	Mar. 26, 2004	Change
Total trades (in millions)	9.53	12.50	(24%)	21.10	23.79	(11%)
Average commissions and clearing fees per trade	$13.43	$13.53	(1%)	$13.34	$13.51	(1%)
Average client trades per day	167,209	211,917	(21%)	169,472	192,605	(12%)
Average client trades per account (annualized)	11.7	15.7	(25%)	12.0	14.6	(18%)
Activity rate	4.6%	6.3%	(27%)	4.7%	5.9%	(20%)
Trading days	57.0	59.0	(3%)	124.5	123.5	1%

Net Interest Revenue Metrics

The following tables set forth metrics that we use in analyzing net interest revenue:

	Three months ended Mar. 25, 2005		Three months ended Mar. 26, 2004		Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Inc./(Dec.)
Segregated cash	$7,880	2.37%	$7,730	1.00%	2%	1.37%
Client margin balances	$3,657	5.33%	$3,370	4.88%	9%	0.45%
Client credit balances	$9,662	(0.37%)	$9,048	(0.12%)	7%	0.25%

	Six months ended Mar. 25, 2005		Six months ended Mar. 26, 2004		Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Inc./(Dec.)
Segregated cash	$7,943	2.11%	$7,627	0.98%	4%	1.13%
Client margin balances	$3,526	5.24%	$2,973	4.92%	19%	0.32%
Client credit balances	$9,596	(0.33%)	$8,689	(0.12%)	10%	0.21%

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended		%	Six months ended		%
	Mar. 25, 2005	Mar. 26, 2004	Change	Mar. 25, 2005	Mar. 26, 2004	Change
Qualified accounts (beginning of period)	1,764,000	1,582,000	12%	1,677,000	1,520,000	10%
Qualified accounts (end of period)	1,730,000	1,700,000	2%	1,730,000	1,700,000	2%
Percentage increase (decrease) during period	(2%)	7%		3%	12%

Total accounts (beginning of period)	3,627,000	3,225,000	12%	3,520,000	3,171,000	11%
Total accounts (end of period)	3,665,000	3,425,000	7%	3,665,000	3,425,000	7%
Percentage increase (decrease) during period	1%	6%		4%	8%

Client assets (beginning of period, in billions)	$79.9	$65.2	23%	$68.8	$54.8	26%
Client assets (end of period, in billions)	$75.6	$71.9	5%	$75.6	$71.9	5%
Percentage increase (decrease) during period	(5%)	10%		10%	31%

Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.

Our qualified accounts decreased two percent during the second quarter of fiscal 2005. The fourth quarter of fiscal 2004 is the only other quarter since the end of fiscal 2002 where we experienced a quarterly decrease in the number of qualified accounts. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. Such actions include our recently announced reorganization of our operational structure to more closely align it with our client-focused strategy. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Operations Data

The following table summarizes certain data from our Condensed Consolidated Statements of Operations for analysis purposes (in millions, except percentages and interest days):

	Three months ended		%	Six months ended		%
	Mar. 25, 2005	Mar. 26, 2004	Change	Mar. 25, 2005	Mar. 26, 2004	Change
Revenues:
Commissions and clearing fees	$128.0	$169.1	(24%)	$281.5	$321.4	(12%)

Interest revenue	116.3	66.0	76%	229.4	128.8	78%
Brokerage interest expense	30.2	8.8	241%	54.8	18.2	202%

Net interest revenue	86.1	57.2	51%	174.6	110.7	58%

Other	18.4	20.6	(11%)	38.4	41.2	(7%)

Net revenues	232.5	246.9	(6%)	494.5	473.3	4%

Expenses:
Employee compensation and benefits	42.9	43.9	(2%)	86.8	78.2	11%
Clearing and execution costs	6.4	6.8	(6%)	12.9	15.9	(19%)
Communications	9.5	11.2	(16%)	18.9	20.4	(8%)
Occupancy and equipment costs	9.6	9.9	(3%)	20.6	21.4	(4%)
Depreciation and amortization	5.4	5.6	(4%)	11.6	11.6	1%
Professional services	9.2	8.7	6%	18.8	15.1	24%
Interest on borrowings	0.4	0.6	(19%)	1.0	1.4	(28%)
Gain on disposal of property	(0.1)	(0.2)	(24%)	(0.2)	(0.4)	(35%)
Other	5.2	5.0	2%	9.1	11.4	(20%)
Advertising	27.5	30.2	(9%)	50.6	53.2	(5%)

Total expenses	115.8	121.7	(5%)	230.2	228.2	1%

Pre-tax income	116.7	125.2	(7%)	264.3	245.2	8%
Provision for income taxes	45.7	44.2	3%	100.8	92.3	9%

Net income	$71.0	$81.0	(12%)	$163.6	$152.9	7%

Other information:
Number of interest days in period	84	86	(2%)	182	182	0%
Effective income tax rate	39.1%	35.3%		38.1%	37.6%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Statements of Operations amounts.

Three-Month Periods Ended March 25, 2005 and March 26, 2004

Net Revenues.

Commissions and clearing fees decreased 24 percent, primarily due to a 24 percent decrease in total trades. Average client trades per day decreased 21 percent to 167,209 for the second quarter of fiscal 2005 from 211,917 for the second quarter of fiscal 2004, and there were two fewer trading days in the second quarter of fiscal 2005 than in the second quarter of fiscal 2004. Average client trades per account (annualized) were 11.7 for the second quarter of fiscal 2005, compared to 15.7 for the second quarter of fiscal 2004. The number of qualified accounts, which have historically generated the vast majority of our revenues, increased two percent. Average commissions and clearing fees per trade decreased slightly to $13.43 in the second quarter of fiscal 2005 from $13.53 for the second quarter of fiscal 2004, due primarily to changes in the mix of client trading activity. In March 2005, we lowered our options contract pricing from $1.50 to $0.75 per contract. We expect this change to reduce average commissions and clearing fees per trade in future periods. We expect average commissions and clearing fees to range from approximately $12.50 to $13.00 per trade during the remainder of fiscal 2005, depending on the mix of client trading activity, level of payment for order flow revenue and other factors.

Net interest revenue increased 51 percent, due primarily to an increase of 137 basis points in the average interest rate earned on segregated cash, an increase of 45 basis points in the average interest rate charged on client margin balances, a nine percent increase in average client margin balances and a $3.2 million increase in net interest earned on our securities lending program in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. The increased net interest revenue resulting from these factors was partially offset by an increase of 25 basis points in the average interest rate paid on client credit balances in the second quarter of fiscal 2005 from the second quarter of fiscal 2004. We generally expect net interest revenue to grow as our account base grows. However, it will also be affected by changes in interest rates and fluctuations in the levels of client margin and credit balances.

Other revenues decreased 11 percent, due primarily to a decrease in statement and confirmation fee revenue resulting from the decreased client trading activity.

Expenses.

Employee compensation and benefits expense decreased two percent, primarily due to a decrease in performance-based compensation, partially offset by an increase in the number of full-time equivalent employees. Full-time equivalent employees increased to 2,062 at March 25, 2005, from 1,938 at March 26, 2004, primarily due to the addition of client service and technology employees in fiscal 2004 and 2005. We have continued to invest in our technology and call centers in order to maintain our position as a leader in innovative trading tools and to improve client service. We expect employee compensation expense to range between $43 million and $46 million for the third quarter of fiscal 2005.

Clearing and execution costs decreased six percent, due primarily to lower client trading volumes. We expect clearing and execution costs to range between $6 million and $7 million for the third quarter of fiscal 2005, depending largely on the level of client trading activity.

Communications expense decreased 16%, also due primarily to lower client trading activity resulting in reduced call volumes. We expect communications expense to range between $9 million and $10 million for the third quarter of fiscal 2005.

Occupancy and equipment costs decreased three percent, due to slightly lower computer equipment leasing costs. We expect occupancy and equipment costs to increase to approximately $12 million for the third quarter of fiscal 2005, due primarily to costs associated with moving technology employees to a larger facility in New Jersey.

Professional services expense increased six percent, due primarily to new corporate development initiatives in fiscal 2005.

Advertising expenses decreased nine percent, as we reduced expenditures in response to lackluster stock market conditions. We expect approximately $20 million to $25 million of advertising expenditures for the third quarter of fiscal 2005, depending on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Our effective income tax rate was approximately 39 percent for the second quarter of fiscal 2005 compared to 35 percent for the second quarter of fiscal 2004. During the second quarter of fiscal 2004, we recorded an adjustment to our net deferred income tax liabilities to apply a lower expected tax rate due to the Datek integration resulting in a larger percentage of our payroll and assets being located in lower income tax states such as Nebraska and Texas as opposed to higher income tax states such as New York and New Jersey. The adjustment resulted in a lower than normal effective tax rate for the second quarter of fiscal 2004. We expect our effective income tax rate for the remainder of fiscal 2005 to range between 38.5 percent and 39 percent.

Six-Month Periods Ended March 25, 2005 and March 26, 2004

Net Revenues.

Commissions and clearing fees decreased 12 percent, primarily due to an 11 percent decrease in total trades, and a one percent decrease in average commissions and clearing fees per trade. Average client trades per day decreased 12 percent to 169,472 for the first half of fiscal 2005 from 192,605 in the first half of fiscal 2004, but there was one more trading day in the first half of fiscal 2005 than the first half of fiscal 2004. Average client trades per account (annualized) were 12.0 for the first half of fiscal 2005, compared to 14.6 for the first half of fiscal 2004. Average commissions and clearing fees per trade decreased to $13.34 in the first half of fiscal 2005 from $13.51 for the first half of fiscal 2004, due primarily to lower payment for order flow revenue per trade for the first half of fiscal 2005 compared to the first half of fiscal 2004 and changes in the mix of client trading activity.

Net interest revenue increased 58 percent, due primarily to an increase of 113 basis points in the average interest rate earned on segregated cash, an increase of 32 basis points in the average interest rate charged on client margin balances, a 19 percent increase in average client margin balances and a $6.9 million increase in net interest earned on our securities lending program in the first half of fiscal 2005 compared to the first half of fiscal 2004. The increased net interest revenue resulting from these factors was partially offset by an increase of 21 basis points in the average interest rate paid on client credit balances in the first half of fiscal 2005 from the first half of fiscal 2004.

Other revenues decreased seven percent, due primarily to a decrease in account maintenance, statement and confirm and other fee revenue, partially offset by higher money market fee income. Account maintenance fees are charged based on client assets and trading activity, therefore fluctuations in client assets or trades per account may result in fluctuations in revenues from account maintenance fees.

Expenses.

Employee compensation and benefits expense increased 11 percent, due primarily to an increase in full-time equivalent employees to 2,062 at March 25, 2005, from 1,938 at March 26, 2004.

Clearing and execution costs decreased 19 percent, due primarily to lower client trading volumes, decreased order routing costs resulting from our implementation of a single web architecture trading platform during fiscal 2004 and a non-recurring refund of Nasdaq trading activity fees of approximately $1 million during the first quarter of fiscal 2005.

Communications expense decreased eight percent, also due primarily to lower client trading activity resulting in reduced call volumes.

Occupancy and equipment costs decreased four percent, due to slightly lower computer equipment leasing costs.

Professional services expense increased 24 percent, due primarily to new corporate development initiatives in fiscal 2005.

Other expenses decreased 20 percent, due primarily to a $1.4 million benefit from a favorable litigation settlement during the first quarter of fiscal 2005.

Advertising expenses decreased five percent, as we reduced expenditures in response to stock market conditions.

Our effective income tax rate was approximately 38 percent for the first half of both fiscal 2005 and fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first half of fiscal 2005 were financed from our earnings, cash on hand and borrowings on our broker-dealer credit facilities. We plan to finance our capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

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

Liquid Assets

We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of our broker-dealer subsidiaries in excess of 5 percent of aggregate debit items. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the holding company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents to liquid assets for the periods indicated (in thousands):

	March 25,	September 24,
	2005	2004	Change
Cash and cash equivalents	$189,719	$137,392	$52,327
Less: Broker-dealer cash and cash equivalents	(135,084)	(99,400)	(35,684)

Non broker-dealer cash and cash equivalents	54,635	37,992	16,643
Plus: Non broker-dealer short-term investments	64,375	17,950	46,425
Plus: Excess broker-dealer regulatory net capital*	33,219	—	33,219

Liquid assets*	$152,229	$55,942	$96,287

*	Includes the impact of a regulatory matter related to an FDIC-insured deposit sweep program as of September 24, 2004. Excluding the impact of the regulatory matter, excess broker-dealer regulatory net capital would be approximately $85.4 million and liquid assets would be approximately $141.3 million as of September 24, 2004. See Note 6 of the notes to condensed consolidated financial statements for further discussion of the regulatory matter.

The increase in liquid assets from September 24, 2004 to March 25, 2005 is primarily due to the impact of curing the FDIC-insured deposit sweep program regulatory matter of $85.4 million and net income of $163.6 million, partially offset by an increase in aggregate debit items that resulted in increased regulatory net capital required of $29.0 million, cash used in investing and financing activities, excluding short-term investments, of $102.6 million (see “Cash Flow” below) and the impact of a net capital calculation issue discussed in the following paragraph of $92.6 million. The remaining $71.5 million of the increase in liquid assets is due to increased non broker-dealer working capital due to timing of income tax and other payments, non-cash expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital.

The NASD and SEC have inquired about the effect on Ameritrade, Inc.’s net capital of certain deferred income tax liabilities arising from acquisitions. The issue is whether deferred tax liabilities may offset the acquired intangible client list assets to which they relate before the acquired intangible client list assets, which are not allowable assets for regulatory net capital purposes, are deducted in the net capital calculation. Following discussions with the SEC, Ameritrade, Inc. decided to prospectively exclude these deferred income tax liabilities from the net capital calculation until the regulators provide guidance concerning this issue. Ameritrade, Inc. has done so beginning with the March 25, 2005 net capital calculation. The deferred income tax liabilities excluded totaled $92.6 million as of March 25, 2005. We are working with the SEC to resolve the issue.

Cash Flow

Cash provided by operating activities was $201.0 million for the first half of fiscal 2005, compared to $212.2 million for the first half of fiscal 2004. The decrease was primarily due to changes in broker-dealer working capital, partially offset by higher net income in the first half of fiscal 2005.

Cash used in investing activities was $76.2 million for the first half of fiscal 2005, compared to $69.9 million for the first half of fiscal 2004. The cash used in investing activities in the first half of fiscal 2005 consisted primarily of $46.4 million of net short-term investments in auction rate securities and $25.9 million paid in the acquisition of the online retail client accounts of JB Oxford & Company. The cash used in investing activities for the first half of fiscal 2004 consisted primarily of $55.1 million paid in the acquisition of Bidwell & Company and $9.0 million of net short-term investments in auction rate securities.

Cash used in financing activities was $72.8 million for the first half of fiscal 2005, compared to $198.9 million for the first half of fiscal 2004. The financing activities in the first half of fiscal 2005 included $76.9 million of stock repurchases, compared to $172.2 million of stock repurchases and an early redemption of convertible subordinated notes for $46.8 million during the first half of fiscal 2004. Our broker-dealer subsidiary, Ameritrade, Inc., also borrowed and subsequently repaid $280 million on its unsecured credit facilities during the first quarter of fiscal 2005 to cure the asserted Exchange Act Rule 15c3-3 deficiency described in Note 6 of the notes to condensed consolidated financial statements.

Loan Facilities

On December 13, 2004, we entered into an amendment to our revolving credit agreement. The revolving credit agreement, as amended, permits borrowings of up to $105 million through December 12, 2005, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At March 25, 2005, the interest rate on the revolving credit agreement would have been 4.6 percent. We also pay a commitment fee of 0.25 percent of the unused credit facility through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at March 25, 2005 and no outstanding indebtedness under the prior revolving credit agreement at September 24, 2004. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.

Our wholly owned broker-dealer subsidiary, Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of March 25, 2005 and September 24, 2004. Ameritrade, Inc. also had access to an unsecured uncommitted credit facility of up to $310 million as of March 25, 2005 and September 24, 2004. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require Ameritrade, Inc. to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of March 25, 2005 or September 24, 2004. As of March 25, 2005 and September 24, 2004, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

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

We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of March 25, 2005 and September 24, 2004, the total fair value of the embedded collars was approximately $31.4 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet.

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

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of our Common Stock, a 30 million-share increase from the previous authorization. Through March 25, 2005, we have repurchased a total of approximately 48.4 million shares at a weighted average purchase price of $10.15 per share. During the first half of fiscal 2005, we repurchased approximately 6.0 million shares at a weighted average purchase price of $12.77 per share.

Off-Balance Sheet Arrangements

The Company does not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). SFAS No. 123R was originally scheduled to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance date to the beginning of the first annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. Therefore, SFAS No. 123R will be effective for our next fiscal year beginning October 1, 2005. As of the required effective date, public entities will apply SFAS No. 123R using a modified version of the prospective transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. We estimate adoption of SFAS No. 123R will result in additional stock-based compensation expense for the unvested portion of awards previously accounted for under APB No. 25 of approximately $5.6 million for our fiscal year ending September 29, 2006.

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

As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.5 billion at March 25, 2005 and $7.8 billion at September 24, 2004. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $10.1 billion at March 25, 2005 and $10.1 billion at September 24, 2004, in the form of client credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally would result in our earning a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

We had no borrowings outstanding under our $105 million revolving credit agreement, which bears interest at a floating rate, as of March 25, 2005 and no borrowings outstanding under the prior revolving credit agreement as of September 24, 2004. We currently hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 112,887 shares of International Securities Exchange, Inc., which were recorded at fair value of $79.2 million ($49.2 million net of tax) at March 25, 2005 and have exposure to market price risk. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $7.9 million at March 25, 2005. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the

Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of March 25, 2005 and September 24, 2004, the fair value of the embedded collars was approximately $31.4 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 4. – Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 25, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

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

Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2005 - January 28, 2005	1,200,000	$12.75	1,200,000	22,932,338
January 29, 2005 - February 25, 2005	1,317,995	$11.52	1,317,995	21,614,343
February 26, 2005 - March 25, 2005	—	N/A	—	21,614,343

Total — Three months ended March 25, 2005	2,517,995	$12.11	2,517,995	21,614,343

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

Item 4. – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 16, 2005. Two persons were nominated by the Board of Directors to serve as Class III directors for terms of three years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD
J. Joe Ricketts	349,680,180	11,337,192
Dan W. Cook III	357,192,780	3,824,592

The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2005, was approved as follows:

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NON-VOTES

352,518,709	8,388,565	110,098

Item 6. — Exhibits

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

10.1	Extension to Executive Employment Agreement, effective as of March 1, 2005, between Michael R. Feigeles and Ameritrade Holding Corporation

10.2	Separation and Release Agreement, dated as of March 4, 2005, between Michael R. Feigeles and Ameritrade Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2005

Ameritrade Holding Corporation (Registrant)
by:	/s/ Joseph H. Moglia
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

by:	/s/ John R. MacDonald
John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)