Form 10-Q
period 2005-06-24
AMERITRADE HOLDING CORP
filed 2005-07-22
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 24, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number: 0-49992

AMERITRADE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)

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
Yes ☑ No ☐

As of July 15, 2005, there were 404,771,569 outstanding shares of the registrant’s Common Stock.

AMERITRADE HOLDING CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. –Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska

We have reviewed the accompanying condensed consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries (collectively “the Company”) as of June 24, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 24, 2005 and June 25, 2004, and of cash flows for the nine-month periods ended June 24, 2005 and June 25, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Omaha, Nebraska
July 22, 2005

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 24,	September 24,
	2005	2004
ASSETS

Cash and cash equivalents	$267,316	$137,392
Short-term investments	20,000	17,950
Cash and investments segregated in compliance with federal regulations	7,757,897	7,802,575
Receivable from brokers, dealers and clearing organizations	3,837,529	2,818,726
Receivable from clients and correspondents - net of allowance for doubtful accounts	3,440,170	3,100,572
Property and equipment - net of accumulated depreciation and amortization	28,292	29,870
Goodwill	769,347	770,094
Acquired intangible assets - net of accumulated amortization	263,426	247,052
Investments in equity securities	64,583	73,759
Other assets	57,311	279,031

Total assets	$16,505,871	$15,277,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$4,563,519	$3,441,802
Payable to clients and correspondents	10,251,193	10,322,539
Accounts payable and accrued liabilities	143,581	146,108
Prepaid variable forward derivative instrument	16,912	28,738
Prepaid variable forward contract obligation	39,058	37,803
Deferred income taxes	89,485	89,123

Total liabilities	15,103,748	14,066,113

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,182,943	1,195,218
Retained earnings	568,756	330,519
Treasury stock, Common, at cost - June 24, 2005 - 30,554,697 shares; Sept. 24, 2004 - 27,871,600 shares	(383,423)	(346,060)
Deferred compensation	941	993
Accumulated other comprehensive income	28,555	25,887

Total stockholders’ equity	1,402,123	1,210,908

Total liabilities and stockholders’ equity	$16,505,871	$15,277,021

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Revenues:
Commissions and clearing fees	$113,077	$136,231	$394,596	$457,635

Interest revenue	137,396	71,302	366,797	200,144
Brokerage interest expense	38,678	8,604	93,526	26,768

Net interest revenue	98,718	62,698	273,271	173,376

Other	22,559	21,063	60,973	62,285

Net revenues	234,354	219,992	728,840	693,296

Expenses:
Employee compensation and benefits	43,972	40,384	130,811	118,588
Clearing and execution costs	7,181	8,260	20,081	24,155
Communications	8,307	10,936	27,203	31,382
Occupancy and equipment costs	12,424	10,720	33,018	32,080
Depreciation and amortization	5,897	5,897	17,543	17,458
Professional services	7,947	8,957	26,722	24,053
Interest on borrowings	497	565	1,503	1,959
Loss/(gain) on disposal of property	26	(199)	(220)	(575)
Other	4,041	5,254	13,146	16,607
Advertising	21,672	27,197	72,307	80,414

Total expenses	111,964	117,971	342,114	346,121

Pre-tax income	122,390	102,021	386,726	347,175
Provision for income taxes	47,718	39,763	148,489	132,023

Net income	$74,672	$62,258	$238,237	$215,152

Basic earnings per share	$0.19	$0.15	$0.59	$0.51
Diluted earnings per share	$0.18	$0.15	$0.58	$0.50

Weighted average shares outstanding - basic	403,017	415,252	403,911	420,599
Weighted average shares outstanding - diluted	411,074	424,002	412,250	430,386

See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	June 24, 2005	June 25, 2004
Cash flows from operating activities:
Net income	$238,237	$215,152
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,324	8,469
Amortization of acquired intangible assets	10,219	8,989
Deferred income taxes	(699)	(1,008)
Gain on disposal of property	(220)	(575)
Loss on debt retirement	—	791
Other non-cash expenses, net	2,666	1,825
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	44,678	187,641
Brokerage receivables	(1,358,386)	(1,030,228)
Other assets	221,727	(239,356)
Brokerage payables	1,050,371	1,129,936
Accounts payable and accrued liabilities	9,237	(16,199)

Net cash flows from operating activities	225,154	265,437

Cash flows from investing activities:
Purchase of property and equipment	(6,217)	(6,011)
Proceeds from sale of property and equipment	—	15
Cash paid in business combinations, net	(25,919)	(56,350)
Purchase of short-term investments	(246,625)	(55,975)
Proceeds from sale of short-term investments	244,575	55,975
Proceeds from sale of investments in equity securities	807	—
Purchase of investments in equity securities	(185)	(36)

Net cash flows from investing activities	(33,564)	(62,382)

Cash flows from financing activities:
Proceeds from notes payable	280,000	42,500
Principal payments on notes payable	(280,000)	(89,328)
Proceeds from exercise of stock options	15,281	13,103
Purchase of treasury stock	(77,229)	(288,633)
Payments received on stockholder loans	—	428

Net cash flows from financing activities	(61,948)	(321,930)

Effect of exchange rate changes on cash and cash equivalents	282	8

Net increase (decrease) in cash and cash equivalents	129,924	(118,867)

Cash and cash equivalents at beginning of period	137,392	248,623

Cash and cash equivalents at end of period	$267,316	$129,756

Supplemental cash flow information:
Interest paid	$87,776	$29,142
Income taxes paid	$131,318	$128,672

Noncash investing and financing activities:
Tax benefit on exercise of stock options	$11,885	$12,154

See notes to condensed consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Nine-Month Periods Ended June 24, 2005 and June 25, 2004
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

2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

On June 22, 2005, the Company entered into an Agreement of Sale and Purchase (the “Purchase Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), pursuant to which Ameritrade agreed to purchase from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse Group, Inc., a Delaware corporation and wholly owned subsidiary of TD (“Waterhouse”), in exchange for 193,600,000 shares of Company Common Stock and $20,000 in cash. The shares of Common Stock issuable to TD in the Share Purchase will represent approximately 32% of the outstanding shares of the Company after giving effect to the transaction. In connection with the acquisition, the Company will change its name to TD Ameritrade Holding Corporation effective at the completion of the transaction.

The Purchase Agreement specifies that, prior to the consummation of the Share Purchase, Waterhouse will conduct a reorganization in which it will transfer its Canadian retail securities brokerage business and TD Waterhouse Bank, N.A. to TD such that, at the time of consummation of the Share Purchase, Waterhouse will retain only its United States retail securities brokerage business. Waterhouse will also distribute to TD any excess capital of Waterhouse above certain thresholds prior to the consummation of the Share Purchase. The Purchase Agreement further contemplates that the Company will pay a special cash dividend of $6.00 per share in respect of the shares of Company Common Stock outstanding prior to the consummation of the Share Purchase.

Consummation of the Share Purchase is subject to customary conditions, including regulatory and stockholder approvals and the Company’s ability to pay the special cash dividend of $6.00 per share, and is expected to occur by early calendar 2006.

The Purchase Agreement contains certain termination rights for both the Company and TD and further provides that, upon termination of the Purchase Agreement under specified circumstances, the Company may be required to pay TD a termination fee of $97 million. In connection with the Purchase Agreement, TD was given rights to have its shares registered for resale with the SEC, and TD licensed the Company to use the “TD” name in connection with the operation of the TD Ameritrade business. The parties also agreed to establish bank sweep account and mutual fund relationships.

In connection with the Purchase Agreement, the Company; TD; and J. Joe Ricketts, the Company’s Chairman and Founder, and certain of his affiliates also entered into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement sets forth certain governance arrangements and contains various provisions relating to stock ownership, voting, election of directors and other matters. The Stockholders Agreement also contemplates changes to the Company’s certificate of incorporation and bylaws to give effect to and facilitate the provisions contained in the Stockholders Agreement.

In addition, the Company and TD also entered into a stock purchase agreement which provides for the purchase by TD of Ameritrade Canada, Inc. for $60 million in cash. After the consummation of the Share Purchase, the Company will not compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business).

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

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill by reportable segment for the nine months ended June 24, 2005:

	Private Client	All
	Division	Other	Total
Balance as of September 24, 2004	$770,005	$89	$770,094

Purchase accounting adjustments, net of income taxes (1)	476	—	476
Tax benefit of option exercises (2)	(1,223)	—	(1,223)

Balance as of June 24, 2005	$769,258	$89	$769,347

(1)	Purchase accounting adjustments consist of approximately $1.2 million of adjustments to liabilities relating to the Company’s January 2004 acquisition of Bidwell & Company, partially offset by an adjustment to reclassify approximately $0.7 million of the purchase price of the Bidwell acquisition to acquired intangible assets for the Bidwell client relationships.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist primarily of client relationship intangible assets and had a carrying value of $263.4 million, net of $34.6 million of accumulated amortization as of June 24, 2005. The Company estimates amortization expense on existing acquired intangible assets will be $3.7 million for the remainder of fiscal 2005 and approximately $13.8 million for each of the five succeeding fiscal years.

3. INVESTMENTS IN EQUITY SECURITIES

The Company’s investments in equity securities consist primarily of ownership of approximately 7.9 million shares of Knight Capital Group, Inc. (“Knight”), representing approximately seven percent of Knight’s outstanding common shares as of June 24, 2005. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of June 24, 2005 and September 24, 2004, the Company’s investment in Knight was valued at $61.4 million and $72.8 million, respectively. The Company’s cost basis is $0.7 million; therefore the gross unrealized gain was $60.7 million and $72.1 million at June 24, 2005 and September 24, 2004, respectively.

During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares. The forward contracts mature on various dates in fiscal years 2006 and 2007. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The Company has designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of June 24, 2005 and September 24, 2004, the total fair value of the embedded collars was approximately $16.9 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet.

The following table summarizes the Company’s investments in equity securities, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see Note 11 for a complete summary of comprehensive income):

			Effect on Other
	June 24,	September 24,	Comprehensive
	2005	2004	Income
Assets
Investment in Knight	$61,440	$72,827	$(11,387)
Investment in The Nasdaq Stock Market, Inc. (1)	—	447	(447)
Investment in International Securities Exchange, Inc.	2,920	447	2,473
Original cost of investment in Nasdaq (1)	N/A	N/A	855
Realized loss on sale of investment in Nasdaq (1)	N/A	N/A	(48)

Total marketable equity securities	64,360	73,721	N/A
Other investments	223	38	N/A

Total investments in equity securities	$64,583	$73,759	N/A

Total effect of investments in equity securities on other comprehensive income			$(8,554)

Liabilities
Prepaid variable forward derivative instrument	$(16,912)	$(28,738)	$11,826

Prepaid variable forward contract obligation	$(39,058)	$(37,803)	N/A

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(24,325)	$(27,958)	$3,633
Derivative instrument	6,511	11,208	(4,697)
Tax effect of realized loss on sale of investment in Nasdaq (1)	N/A	N/A	18

Deferred income taxes on unrealized (gains)/losses, net	$(17,814)	$(16,750)	N/A

Total effect of deferred income taxes on other comprehensive income			$(1,046)

(1)	The Company sold its investment in Nasdaq in March 2005 for approximately $807,000, resulting in a realized pre-tax loss on the sale of approximately $48,000.

4. ACQUISITION EXIT LIABILITIES

The following table summarizes activity in the Company’s acquisition exit liabilities for the three-month and nine-month periods ended June 24, 2005:

	Three Months Ended June 24, 2005
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Mar. 25, 2005	Charges	Liability	June 24, 2005
Employee compensation and benefits	$136	$—	$—	$136
Occupancy and equipment costs	4,533	—	420	4,113

Total acquisition exit liabilities	$4,669	$—	$420	$4,249

	Nine Months Ended June 24, 2005
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Sept. 24, 2004	Charges	Liability	June 24, 2005
Employee compensation and benefits	$577	$—	$441	$136
Occupancy and equipment costs	5,113	216	1,216	4,113

Total acquisition exit liabilities	$5,690	$216	$1,657	$4,249

Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2009. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

5. CREDIT FACILITIES

On December 13, 2004, the Company entered into an amendment to its revolving credit agreement. The revolving credit agreement, as amended, permits borrowings of up to $105 million through December 12, 2005, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At June 24, 2005, the interest rate on the revolving credit agreement would have been 4.89 percent. The Company also pays a commitment fee of 0.25 percent of the unused credit facility through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at June 24, 2005 and no outstanding indebtedness under the prior revolving credit agreement at September 24, 2004. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements.

The Company, through its wholly owned broker-dealer subsidiary Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of June 24, 2005 and September 24, 2004. Ameritrade, Inc. also had access to an unsecured uncommitted credit facility of up to $310 million as of June 24, 2005 and September 24, 2004. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of June 24, 2005 or September 24, 2004. As of June 24, 2005 and September 24, 2004, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

6. NET CAPITAL

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

Reflecting the effect of a regulatory matter related to an insured deposit sweep program discussed in the following paragraphs, the Company’s broker-dealer subsidiaries had aggregate net capital of $388.2 million and $30.6 million as of June 24, 2005 and September 24, 2004, respectively, resulting in excess aggregate minimum net capital of $308.6 million as of June 24, 2005 and an aggregate net capital deficiency of $40.3 million as of September 24, 2004. Excluding the effect of the regulatory matter, the Company’s aggregate net capital would have been $262.3 million as of September 24, 2004, which would have exceeded aggregate minimum net capital requirements by $191.4 million.

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

The NASD and SEC have also inquired about the effect on Ameritrade, Inc.’s net capital of certain deferred income tax liabilities arising from acquisitions. The issue is whether deferred tax liabilities may offset the acquired intangible client relationship assets to which they relate before the acquired intangible client relationship assets, which are not allowable assets for regulatory net capital purposes, are deducted in the net capital calculation. Following discussions with the SEC, Ameritrade, Inc. decided to prospectively exclude these deferred income tax liabilities from the net capital calculation, beginning with the March 25, 2005 calculation, until the regulators provided guidance concerning this issue. In June 2005, the SEC confirmed that it was appropriate for Ameritrade, Inc., in calculating its net capital, to offset the Datek acquired intangible client relationship asset with its associated deferred tax liability for periods prior to March 2005 and for the month of May 2005 and beyond. The Datek transaction was not a taxable asset purchase. The deferred income tax liability associated with the Datek acquired intangible client relationship asset totaled $78.2 million as of June 24, 2005. The SEC has not provided guidance as to whether it is appropriate, in calculating net capital, to offset an acquired intangible asset associated with a taxable asset purchase with its associated deferred tax liability. Accordingly, deferred tax liabilities totaling $14.7 million for acquired intangible assets related to taxable asset purchases have been excluded from Ameritrade, Inc.’s net capital calculation as of June 24, 2005.

7. STOCK OPTION AND INCENTIVE PLANS

Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. Stock-based employee compensation expense for the three months and nine months ended June 24, 2005 was $0.5 million and $1.3 million, respectively. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required by SFAS No. 148. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Net income, as reported	$74,672	$62,258	$238,237	$215,152
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	323	16	788	24
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(1,601)	(3,665)	(8,460)	(10,971)

Pro forma net income	$73,394	$58,609	$230,565	$204,205

Basic earnings per share:
As reported	$0.19	$0.15	$0.59	$0.51
Pro forma	$0.18	$0.14	$0.57	$0.49

Diluted earnings per share:
As reported	$0.18	$0.15	$0.58	$0.50
Pro forma	$0.18	$0.14	$0.56	$0.47

8. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Net income	$74,672	$62,258	$238,237	$215,152

Weighted average shares outstanding - basic	403,017	415,252	403,911	420,599
Effect of dilutive securities:
Stock options	8,036	8,730	8,318	9,766
Deferred compensation shares	21	20	21	21

Weighted average shares outstanding - diluted	411,074	424,002	412,250	430,386

Earnings per share - basic	$0.19	$0.15	$0.59	$0.51
Earnings per share - diluted	$0.18	$0.15	$0.58	$0.50

9. COMMITMENTS AND CONTINGENCIES

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

In August 2003, the Company, as a successor to National Discount Brokers Corporation (“NDB”), was served with a lawsuit filed in the District Court of Harris County, Texas, by Robert Ketchand, a court appointed receiver, against a number of defendants including Christopher A. Slaga, a bank, and NDB. The complaint, as amended, alleges that Slaga defrauded investors who invested approximately $21 million in limited partnerships that Slaga created and controlled and converted the moneys entrusted to him for investment. Two of the investors, who allegedly invested approximately $18 million, intervened in the lawsuit. The complaint states that Slaga, presently incarcerated, pled guilty to federal wire fraud violations in connection with the conduct alleged in the complaint and that the federal court in the criminal proceeding ordered Slaga to make restitution to the investors in the amount of approximately $19.7 million. As it pertained to the Company, the complaint alleged that Slaga wire transferred funds from the partnerships’ bank accounts into his personal brokerage account at NDB and that Slaga used the money for highly speculative investments. The complaint alleged that an inquiry by NDB would have disclosed that money in Slaga’s personal accounts belonged to the partnerships and that NDB failed to examine the trading activities of Slaga and should have discovered the impropriety of his investments. The complaint included causes of action against NDB for aiding and abetting Slaga’s securities fraud under the Texas Securities Act, for unjust enrichment, and for funds transferred to NDB under a theory of implied contract. The receiver and the interveners requested damages in an amount to be proven at trial, including the amount of the restitution order, plus interest, attorneys’ fees and costs. An agreement was reached to settle the claims against the Company as successor to NDB. On March 11, 2005, the Court entered an order approving the settlement and dismissing with prejudice the claims against the Company and on April 18, 2005, the Court entered a final judgment. The settlement was completed in June 2005. The settlement did not have a material effect on the Company’s results of operations, financial condition or cash flows.

In May 2005, four putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its directors. The plaintiffs, Judith Friedman, Margaret Carroll, Mirfred Partners LLC and Irgun Torah, bring the actions on behalf of themselves and other stockholders of the Company. The complaints allege that defendants breached their fiduciary duties by refusing to consider a merger and acquisition proposal by E*Trade Financial Corporation. The complaints request injunctive relief and unspecified damages. On May 31, 2005, the Court entered an order consolidating the actions under the caption In re Ameritrade Holding Corp. Shareholders Litigation. Under the order, the plaintiffs are to file a consolidated amended complaint and the defendants are not required to respond to the original complaints. The plaintiffs have not yet filed a consolidated amended complaint. The defendants believe that these actions are without merit and intend to vigorously defend against them.

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

As of June 24, 2005, client margin securities of approximately $4.8 billion and stock borrowings of approximately $3.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $5.1 billion of that collateral as of June 24, 2005.

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

	Three Months Ended June 24, 2005			Nine Months Ended June 24, 2005
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$131,159	$4,477	$135,636	$442,159	$13,410	$455,569
Interest revenue, net	96,102	2,616	98,718	267,097	6,174	273,271

Net revenues	$227,261	$7,093	$234,354	$709,256	$19,584	$728,840

Pre-tax income (loss)	$126,840	$(4,450)	$122,390	$391,679	$(4,953)	$386,726

	Three Months Ended June 25, 2004			Nine Months Ended June 25, 2004
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$151,972	$5,322	$157,294	$503,606	$16,314	$519,920
Interest revenue, net	60,590	2,108	62,698	167,434	5,942	173,376

Net revenues	$212,562	$7,430	$219,992	$671,040	$22,256	$693,296

Pre-tax income (loss)	$109,446	$(7,425)	$102,021	$361,611	$(14,436)	$347,175

On March 15, 2005, the Company announced a reorganization of its operational structure to more closely align the Company’s operations with its client-centric strategy. In connection with the reorganization, the Company is developing a new management financial reporting structure. The Company intends to reevaluate its segment reporting in light of the new reporting structure upon its completion, which is expected to occur later in 2005. However, completion of the new reporting structure may be affected by the timing of the Waterhouse acquisition discussed in Note 2.

11. COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
Net income	$74,672	$62,258	$238,237	$215,152

Other comprehensive income (loss):
Net unrealized holding gains (losses) on investment securities available-for-sale arising during the period	(14,866)	(19,116)	(8,554)	(10,315)

Net unrealized holding gains (losses) on derivative instrument arising during the period	14,495	17,675	11,826	10,117

Adjustment for deferred income taxes on net unrealized holding gains/losses	143	562	(1,046)	500

Reclassification adjustment for realized loss on investment securities included in net income, net of tax	—	—	30	—

Foreign currency translation adjustment	(49)	77	412	12

Total other comprehensive income (loss), net of tax	(277)	(802)	2,668	314

Comprehensive income	$74,395	$61,456	$240,905	$215,466

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 24, 2004, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, interest rates, stock market fluctuations and changes in client trading activity, increased competition, systems failures and capacity constraints, inability to obtain stockholder or regulatory approval for our planned acquisition of the U.S. brokerage business of TD Waterhouse Group, Inc., delay or failure to close such transaction or to meet the conditions necessary to such closing, the cost or lack of availability of financing necessary to pay the proposed special cash dividend of $6.00 per share, other regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 24, 2004. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in short-term interest rates on our net interest spread; the effect of changes in the number of qualified accounts on our results of operations; average commissions and clearing fees per trade; amounts of commissions and clearing fees, net interest revenue and other revenue; the effect of client trading activity on account maintenance fee revenues; amounts of employee compensation and benefits, clearing and execution, communications, occupancy and equipment costs, professional services and advertising expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; our planned acquisition of the U.S. brokerage business of TD Waterhouse Group, Inc., including our ability to obtain adequate financing for and to pay the proposed special cash dividend; our stock repurchase program; and the impact of recently issued accounting pronouncements.

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

GLOSSARY OF TERMS

In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available in the “Investors” section of our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 24, 2004. Since the issuance of the Form 10-K, the definition of “Liquid assets” has been updated and a definition for “Net new accounts or Net account growth” has been added to the glossary. These definitions are as follows:

Liquid assets - Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of our broker-dealer subsidiaries in excess of 5% of aggregate debit items. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.

Net new accounts or Net account growth - The number of new client accounts (funded and unfunded) opened in a specified period minus the number of client accounts closed in the same period.

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

The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Nine months ended
	June 24, 2005		June 25, 2004		June 24, 2005		June 25, 2004
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$144,088	61.5%	$129,019	58.6%	$458,813	63.0%	$427,014	61.6%
Less:
Advertising	(21,672)	(9.2%)	(27,197)	(12.4%)	(72,307)	(9.9%)	(80,414)	(11.6%)
Gain/(loss) on disposal of property	(26)	(0.0%)	199	0.1%	220	0.0%	575	0.1%

Pre-tax income	$122,390	52.2%	$102,021	46.4%	$386,726	53.1%	$347,175	50.1%

EBITDA
EBITDA	$128,784	55.0%	$108,483	49.3%	$405,772	55.7%	$366,592	52.9%
Less:
Depreciation and amortization	(5,897)	(2.5%)	(5,897)	(2.7%)	(17,543)	(2.4%)	(17,458)	(2.5%)
Interest on borrowings	(497)	(0.2%)	(565)	(0.3%)	(1,503)	(0.2%)	(1,959)	(0.3%)

Pre-tax income	$122,390	52.2%	$102,021	46.4%	$386,726	53.1%	$347,175	50.1%

Our improved pre-tax income, operating margin and EBITDA for the three-month and nine-month periods ended June 24, 2005 compared to the three-month and nine-month periods ended June 25, 2004 are largely due to increased net interest revenue resulting primarily from increased client margin and credit balances and higher net interest rates earned on such balances, partially offset by decreased revenue from commissions and clearing fees resulting from decreased client trading activity and decreased commissions and clearing fees per trade.

More detailed analysis of net revenues and expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenue are 1) commissions and clearing fees and 2) net interest revenue. For the three months ended June 24, 2005, commissions and clearing fees and net interest revenue accounted for 48 percent and 42 percent of our net revenues, respectively. The primary factors driving our revenues from commissions and clearing fees are total client trades and average commissions and clearing fees per trade. The primary factors driving our net interest revenue are average client margin balances, average segregated cash balances, average client credit balances and the average interest rates earned and paid on such balances. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our trading activity and net interest revenue metrics.

Trading Activity Metrics

The following table sets forth several metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%	Nine months ended		%
	June 24, 2005	June 25, 2004	Change	June 24, 2005	June 25, 2004	Change
Total trades (in millions)	8.89	10.16	(13%)	29.99	33.95	(12%)
Average commissions and clearing fees per trade	$12.72	$13.41	(5%)	$13.16	$13.48	(2%)
Average client trades per day	138,930	163,906	(15%)	159,102	183,013	(13%)
Average client trades per account (annualized)	9.7	11.8	(18%)	11.2	13.7	(18%)
Activity rate	3.8%	4.7%	(19%)	4.4%	5.5%	(20%)
Trading days	64.0	62.0	3%	188.5	185.5	2%

Net Interest Revenue Metrics

The following tables set forth metrics that we use in analyzing net interest revenue:

	Three months ended June 24, 2005		Three months ended June 25, 2004		Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Inc./(Dec.)
Segregated cash	$7,608	2.80%	$7,481	1.00%	2%	1.80%
Client margin balances	$3,441	5.79%	$3,550	4.86%	(3%)	0.93%
Client credit balances	$9,311	(0.53%)	$9,104	(0.12%)	2%	0.41%

	Nine months ended June 24, 2005		Nine months ended June 25, 2004		Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Inc./(Dec.)
Segregated cash	$7,831	2.33%	$7,577	0.99%	3%	1.34%
Client margin balances	$3,497	5.42%	$3,213	4.89%	9%	0.53%
Client credit balances	$9,501	(0.39%)	$8,858	(0.12%)	7%	0.27%

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended		%	Nine months ended		%
	June 24, 2005	June 25, 2004	Change	June 24, 2005	June 25, 2004	Change
Qualified accounts (beginning of period)	1,730,000	1,700,000	2%	1,677,000	1,520,000	10%
Qualified accounts (end of period)	1,730,000	1,720,000	1%	1,730,000	1,720,000	1%
Percentage increase (decrease) during period	0%	1%		3%	13%

Total accounts (beginning of period)	3,665,000	3,425,000	7%	3,520,000	3,171,000	11%
Total accounts (end of period)	3,689,000	3,487,000	6%	3,689,000	3,487,000	6%
Percentage increase (decrease) during period	1%	2%		5%	10%

Client assets (beginning of period, in billions)	$75.6	$71.9	5%	$68.8	$54.8	26%
Client assets (end of period, in billions)	$78.8	$71.5	10%	$78.8	$71.5	10%
Percentage increase (decrease) during period	4%	(1%)		15%	30%

Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.

Our total number of qualified accounts was unchanged for the third quarter of fiscal 2005. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. Such actions include our recently announced reorganization of our operational structure to more closely align it with our client-focused strategy. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Operations Data

The following table summarizes certain data from our Condensed Consolidated Statements of Operations for analysis purposes (in millions, except percentages and interest days):

	Three months ended		%	Nine months ended		%
	June 24, 2005	June 25, 2004	Change	June 24, 2005	June 25, 2004	Change
Revenues:
Commissions and clearing fees	$113.1	$136.2	(17%)	$394.6	$457.6	(14%)

Interest revenue	137.4	71.3	93%	366.8	200.1	83%
Brokerage interest expense	38.7	8.6	350%	93.5	26.8	249%

Net interest revenue	98.7	62.7	57%	273.3	173.4	58%

Other	22.6	21.1	7%	61.0	62.3	(2%)

Net revenues	234.4	220.0	7%	728.8	693.3	5%

Expenses:
Employee compensation and benefits	44.0	40.4	9%	130.8	118.6	10%
Clearing and execution costs	7.2	8.3	(13%)	20.1	24.2	(17%)
Communications	8.3	10.9	(24%)	27.2	31.4	(13%)
Occupancy and equipment costs	12.4	10.7	16%	33.0	32.1	3%
Depreciation and amortization	5.9	5.9	0%	17.5	17.5	0%
Professional services	7.9	9.0	(11%)	26.7	24.1	11%
Interest on borrowings	0.5	0.6	(12%)	1.5	2.0	(23%)
Loss/(gain) on disposal of property	0.0	(0.2)	(113%)	(0.2)	(0.6)	(62%)
Other	4.0	5.3	(23%)	13.1	16.6	(21%)
Advertising	21.7	27.2	(20%)	72.3	80.4	(10%)

Total expenses	112.0	118.0	(5%)	342.1	346.1	(1%)

Pre-tax income	122.4	102.0	20%	386.7	347.2	11%
Provision for income taxes	47.7	39.8	20%	148.5	132.0	12%

Net income	$74.7	$62.3	20%	$238.2	$215.2	11%

Other information:
Number of interest days in period	91	91	0%	273	273	0%
Effective income tax rate	39.0%	39.0%		38.4%	38.0%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Statements of Operations amounts.

Three-Month Periods Ended June 24, 2005 and June 25, 2004

Net Revenues.

Commissions and clearing fees decreased 17 percent, primarily due to a 13 percent decrease in total trades and a five percent decrease in average commissions and clearing fees per trade. Average client trades per day decreased 15 percent to 138,930 for the third quarter of fiscal 2005 from 163,906 for the third quarter of fiscal 2004; however the effect of this decrease was partially offset by two more trading days in the third quarter of fiscal 2005 than in the third quarter of fiscal 2004. Average client trades per account (annualized) were 9.7 for the third quarter of fiscal 2005, compared to 11.8 for the third quarter of fiscal 2004. The number of qualified accounts, which have historically generated the vast majority of our revenues, was unchanged. Average commissions and clearing fees per trade decreased to $12.72 in the third quarter of fiscal 2005 from $13.41 for the third quarter of fiscal 2004, due primarily to a decrease in our options contract pricing and decreased payment for order flow revenue per trade. In March 2005, we lowered our options contract pricing from $1.50 to $0.75 per contract. We expect average commissions and clearing fees to range from approximately $12.50 to $13.00 per trade during the fourth quarter of fiscal 2005, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and clearing fees to range from $95.1 million to $126.7 million for the fourth quarter of fiscal 2005, depending on the volume of client trading activity, average commissions and clearing fees per trade and other factors.

Net interest revenue increased 57 percent, due primarily to an increase of 180 basis points in the average interest rate earned on segregated cash, an increase of 93 basis points in the average interest rate charged on client margin balances and a $2.7 million increase in net interest earned on our securities lending program in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The increased net interest revenue resulting from these factors was partially offset by an increase of 41 basis points in the average interest rate paid on client credit balances in the third quarter of fiscal 2005 from the third quarter of fiscal

2004. We expect net interest revenue to increase to between $115.4 million and $125.7 million for the fourth quarter of fiscal 2005, due primarily to seven more interest days compared to the third quarter of fiscal 2005 and expected increases in the average yield earned on segregated cash balances and in the average interest rate charged on client margin balances.

Other revenues increased seven percent, due primarily to an increase in reorganization, solicitation and tender fee revenues. We expect other revenues to range from $19 million to $23 million for the fourth quarter of fiscal 2005.

Expenses.

Employee compensation and benefits expense increased nine percent. Full-time equivalent employees increased to 2,041 at June 24, 2005, from 1,970 at June 25, 2004, primarily due to the addition of client service and technology employees in fiscal 2004 and 2005. We have continued to invest in our technology and call centers in order to maintain our position as a leader in innovative trading tools and to improve client service. We expect employee compensation expense to range between $45 million and $48 million for the fourth quarter of fiscal 2005.

Clearing and execution costs decreased 13 percent, due primarily to lower client trading volumes. We expect clearing and execution costs to range between $7 million and $8 million for the fourth quarter of fiscal 2005, depending largely on the level of client trading activity.

Communications expense decreased 24 percent, due primarily to reduced telecommunications costs resulting from recent contract negotiations. We expect communications expense to range between $8 million and $9 million for the fourth quarter of fiscal 2005.

Occupancy and equipment costs increased 16 percent, due primarily to costs associated with moving technology employees to a larger facility in New Jersey during the third quarter of fiscal 2005. We expect occupancy and equipment costs to be approximately $11 million for the fourth quarter of fiscal 2005.

Professional services expense decreased 11 percent, due primarily to decreased client communications consulting expenses, partially offset by higher spending on corporate development initiatives in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. We expect professional services expense to be approximately $9 million for the fourth quarter of fiscal 2005.

Advertising expense decreased 20 percent, as we reduced expenditures in response to lackluster stock market conditions. We expect approximately $17 million to $22 million of advertising expenditures for the fourth quarter of fiscal 2005, depending on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Our effective income tax rate was approximately 39 percent for the third quarters of both fiscal 2005 and fiscal 2004. We expect our effective income tax rate for the remainder of fiscal 2005 to range between 38.5 percent and 39 percent.

Nine-Month Periods Ended June 24, 2005 and June 25, 2004

Net Revenues.

Commissions and clearing fees decreased 14 percent, primarily due to a 12 percent decrease in total trades, and a two percent decrease in average commissions and clearing fees per trade. Average client trades per day decreased 13 percent to 159,102 for the first nine months of fiscal 2005 from 183,013 in the first nine months of fiscal 2004; however the effect of this decrease was partially offset by three more trading days in the first nine months of fiscal 2005 than the first nine months of fiscal 2004. Average client trades per account (annualized) were 11.2 for the first nine months of fiscal 2005, compared to 13.7 for the first nine months of fiscal 2004. Average commissions and clearing fees per trade decreased to $13.16 in the first nine months of fiscal 2005 from $13.48 for the first nine months of fiscal 2004, due primarily to the decrease in our options contract pricing in March 2005 and decreased payment for order flow revenue per trade.

Net interest revenue increased 58 percent, due primarily to an increase of 134 basis points in the average interest rate earned on segregated cash, an increase of 53 basis points in the average interest rate charged on client margin balances, a nine percent increase in average client margin balances and a $9.6 million increase in net interest earned on our securities lending program in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The increased net interest revenue resulting from these factors was partially offset by an increase of 27 basis points in the average interest rate paid on client credit balances in the first nine months of fiscal 2005 from the first nine months of fiscal 2004.

Other revenues decreased two percent, due primarily to a decrease in account maintenance, statement and confirm and other fee revenue, partially offset by higher solicitation and tender offer fees and money market fee income. Account maintenance fees are charged based on client assets and trading activity, therefore fluctuations in client assets or trades per account may result in fluctuations in revenues from account maintenance fees.

Expenses.

Employee compensation and benefits expense increased 10 percent, due primarily to an increase in full-time equivalent employees to 2,041 at June 24, 2005, from 1,970 at June 25, 2004.

Clearing and execution costs decreased 17 percent, due primarily to lower client trading volumes, decreased order routing costs resulting from our implementation of a single web architecture trading platform during fiscal 2004 and a non-recurring refund of Nasdaq trading activity fees of approximately $1 million during the first quarter of fiscal 2005.

Communications expense decreased 13 percent, due primarily to reduced telecommunications costs resulting from recent contract negotiations.

Occupancy and equipment costs increased three percent, due primarily to costs associated with moving technology employees to a larger facility in New Jersey during the third quarter of fiscal 2005, partially offset by slightly lower computer equipment leasing costs.

Professional services expense increased 11 percent, due primarily to increased spending on corporate development initiatives in fiscal 2005 and increased legal fees incurred for regulatory matters, partially offset by decreased client communications consulting expenses.

Advertising expenses decreased 10 percent, as we reduced expenditures in response to stock market conditions.

Our effective income tax rate was approximately 38.4 percent for the first nine months of fiscal 2005, compared to 38.0 percent for the first nine months of fiscal 2004. The Datek integration resulted in a larger percentage of our payroll and assets being located in lower income tax states. An adjustment to our net deferred income tax liabilities in fiscal 2004 to apply the lower income tax rate resulted in a lower normal effective income tax rate for the first nine months of that fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first nine months of fiscal 2005 were financed from our earnings, cash on hand and borrowings on our broker-dealer credit facilities. We plan to finance our ordinary capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

To complete our planned acquisition of the U.S. brokerage business of TD Waterhouse Group, Inc. (“Waterhouse”), we plan to issue 193.6 million shares of Common Stock, subject to regulatory and stockholder approvals. We also expect to declare a $6.00 per share special cash dividend, subject to closing of the acquisition. We expect to fund the approximately $2.4 billion special dividend with up to approximately $0.4 billion from cash on hand, approximately $0.4 billion from excess capital in Waterhouse at closing and the remaining $1.6 to $2.0 billion primarily by issuing private and/or public long-term debt. Although we believe we will be able to obtain adequate financing for the special dividend, there can be no assurance that financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to declare the special dividend and complete the acquisition. See Note 2 of the notes to condensed consolidated financial statements for further information about the Waterhouse acquisition.

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

Liquid Assets

We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of our broker-dealer subsidiaries in excess of five percent of aggregate debit items. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the holding company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents to liquid assets for the periods indicated (in thousands):

	June 24,	September 24,
	2005	2004	Change
Cash and cash equivalents	$267,316	$137,392	$129,924
Less: Broker-dealer cash and cash equivalents	(205,408)	(99,400)	(106,008)

Non broker-dealer cash and cash equivalents	61,908	37,992	23,916
Plus: Non broker-dealer short-term investments	20,000	17,950	2,050
Plus: Excess broker-dealer regulatory net capital*	189,209	—	189,209

Liquid assets*	$271,117	$55,942	$215,175

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

The increase in liquid assets from September 24, 2004 to June 24, 2005 is primarily due to the impact of curing the FDIC-insured deposit sweep program regulatory matter of $85.4 million and net income of $238.2 million, partially offset by an increase in aggregate debit items that resulted in increased regulatory net capital required of $22.3 million, cash used in investing and financing activities, excluding short-term investments, of $93.5 million (see “Cash Flow” below) and the impact of a net capital calculation issue discussed in the following paragraph of $14.7 million. The remaining $22.1 million of the increase in liquid assets is due to increased non broker-dealer working capital due to timing of income tax and other payments, non-cash expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital.

The NASD and SEC have inquired about the effect on Ameritrade, Inc.’s net capital of certain deferred income tax liabilities arising from acquisitions. The issue is whether deferred tax liabilities may offset the acquired intangible client relationship assets to which they relate before the acquired intangible client relationship assets, which are not allowable assets for regulatory net capital purposes, are deducted in the net capital calculation. Following discussions with the SEC, Ameritrade, Inc. decided to prospectively exclude these deferred income tax liabilities from the net capital calculation, beginning with the March 25, 2005 calculation, until the regulators provided guidance concerning this issue. In June 2005, the SEC confirmed that it was appropriate for Ameritrade, Inc., in calculating its net capital, to offset the Datek acquired intangible client relationship asset with its associated deferred tax liability for periods prior to March 2005 and for the month of May 2005 and beyond. The Datek transaction was not a taxable asset purchase. The deferred income tax liability associated with the Datek acquired intangible client relationship asset totaled $78.2 million as of June 24, 2005. The SEC has not provided guidance as to whether it is appropriate, in calculating net capital, to offset an acquired intangible asset associated with a taxable asset purchase with its associated deferred tax liability. Accordingly, deferred tax liabilities totaling $14.7 million for acquired intangible assets related to taxable asset purchases have been excluded from Ameritrade, Inc.’s net capital calculation as of June 24, 2005.

Cash Flow

Cash provided by operating activities was $225.2 million for the first nine months of fiscal 2005, compared to $265.4 million for the first nine months of fiscal 2004. The decrease was primarily due to changes in broker-dealer working capital, partially offset by higher net income in the first nine months of fiscal 2005.

Cash used in investing activities was $33.6 million for the first nine months of fiscal 2005, compared to $62.4 million for the first nine months of fiscal 2004. The cash used in investing activities in the first nine months of fiscal 2005 consisted primarily of $25.9 million paid in the acquisition of the online retail client accounts of JB Oxford & Company. The cash used in investing activities for the first nine months of fiscal 2004 consisted primarily of $55.1 million paid in the acquisition of Bidwell & Company.

Cash used in financing activities was $61.9 million for the first nine months of fiscal 2005, compared to $321.9 million for the first nine months of fiscal 2004. The financing activities in the first nine months of fiscal 2005 included $77.2 million of stock repurchases, compared to $288.6 million of stock repurchases and an early redemption of convertible subordinated notes for $46.8 million during the first nine months of fiscal 2004. Our broker-dealer subsidiary, Ameritrade, Inc., also borrowed and subsequently repaid $280 million on its unsecured credit facilities during the first quarter of fiscal 2005 to cure the asserted Exchange Act Rule 15c3-3 deficiency described in Note 6 of the notes to condensed consolidated financial statements. In fiscal 2004, we borrowed and repaid $25.0 million on our revolving credit agreement and $17.5 million on Ameritrade Northwest, Inc.’s (formerly Bidwell) secured credit facility to fund daily liquidity needs.

Loan Facilities

On December 13, 2004, we entered into an amendment to our revolving credit agreement. The revolving credit agreement, as amended, permits borrowings of up to $105 million through December 12, 2005, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At June 24, 2005, the interest rate on the revolving credit agreement would have been 4.89 percent. We also pay a commitment fee of 0.25 percent of the unused credit facility through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at June 24, 2005 and no outstanding indebtedness under the prior revolving credit agreement at September 24, 2004. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.

Our wholly owned broker-dealer subsidiary, Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of June 24, 2005 and September 24, 2004. Ameritrade, Inc. also had access to an unsecured uncommitted credit facility of up to $310 million as of June 24, 2005 and September 24, 2004. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require Ameritrade, Inc. to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of June 24, 2005 or September 24, 2004. As of June 24, 2005 and September 24, 2004, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

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

We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts are expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars are recorded in other comprehensive income, net of income taxes. As of June 24, 2005 and September 24, 2004, the total fair value of the embedded collars was approximately $16.9 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet.

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

Stock Repurchase Program

On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of our Common Stock, a 30 million-share increase from the previous authorization. Through June 24, 2005, we have repurchased a total of approximately 48.4 million shares at a weighted average purchase price of $10.15 per share. During the first six months of fiscal 2005, we repurchased approximately 6.0 million shares at a weighted average purchase price of $12.77 per share. We did not make any repurchases under the program during the third quarter of fiscal 2005, and do not expect to make any repurchases during the fourth quarter of fiscal 2005.

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

As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.8 billion at June 24, 2005 and September 24, 2004. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $10.3 billion at June 24, 2005 and $10.1 billion at September 24, 2004, in the form of client credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally would result in our earning a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

We had no borrowings outstanding under our $105 million revolving credit agreement, which bears interest at a floating rate, as of June 24, 2005 and no borrowings outstanding under the prior revolving credit agreement as of September 24, 2004. We currently hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 112,887 shares of International Securities Exchange, Inc., which were recorded at fair value of $64.4 million ($40.0 million net of tax) at June 24, 2005 and have exposure to market price risk. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $6.4 million at June 24, 2005. During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. We have designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As of June 24, 2005 and September 24, 2004, the fair value of the embedded collars was approximately $16.9 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet. The forward contracts are expected to be perfectly effective hedges against changes in cash flows associated with changes in the value of Knight shares outside the price ranges of the collars.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 4. - Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 24, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

In May 2005, four putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its directors. The plaintiffs, Judith Friedman, Margaret Carroll, Mirfred Partners LLC and Irgun Torah, bring the actions on behalf of themselves and other stockholders of the Company. The complaints allege that defendants breached their fiduciary duties by refusing to consider a merger and acquisition proposal by E*Trade Financial Corporation. The complaints request injunctive relief and unspecified damages. On May 31, 2005, the Court entered an order consolidating the actions under the caption In re Ameritrade Holding Corp. Shareholders Litigation. Under the order, the plaintiffs are to file a consolidated amended complaint and the defendants are not required to respond to the original complaints. The plaintiffs have not yet filed a consolidated amended complaint. The defendants believe that these actions are without merit and intend to vigorously defend against them.

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

Item 2. - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
March 26, 2005 - April 29, 2005	34,466	$10.27	—	21,614,343
April 30, 2005 - May 27, 2005	—	N/A	—	21,614,343
May 28, 2005 - June 24, 2005	—	N/A	—	21,614,343

Total - Three months ended June 24, 2005	34,466	$10.27	—	21,614,343

The Company’s Common Stock repurchase program was announced on September 9, 2002. The Company’s Board of Directors authorized the Company to repurchase up to 40 million shares over a two-year period expiring September 9, 2004. On May 5, 2004, the Company’s Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, the Company may repurchase, from time to time, up to 70 million shares of Common Stock, a 30 million-share increase from the previous authorization. The September 9, 2002 program, as extended, is the only program currently in effect and there have been no programs that have expired during the period covered by this report. The shares repurchased during the fiscal month ended April 29, 2005 were repurchased from an employee in connection with the exercise of employee stock options issued by the Company. The Company did not make any repurchases pursuant to the publicly announced program during the quarter covered by this report. The Company does not expect to make any repurchases pursuant to the publicly announced program during the fourth quarter of fiscal 2005.

Item 6. - Exhibits

2.1	Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 28, 2005)

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

10.1	Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 28, 2005)

10.2	Voting Agreement among The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, TA Associates and certain of its affiliates, and Silver Lake Partners and certain of its affiliates, dated as of June 22, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 28, 2005)

10.3	Executive Employment Agreement, dated as of May 10, 2005, between Bryce B. Engel and Ameritrade Holding Corporation

10.4	Executive Employment Agreement, dated as of May 10, 2005, between Lawrence Szczech and Ameritrade Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 22, 2005

Ameritrade Holding Corporation (Registrant)

by:	/s/ Joseph H. Moglia
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

by:	/s/ John R. MacDonald
John R. MacDonald
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)