Form 10-K/A
period 2004-09-24
AMERITRADE HOLDING CORP
filed 2005-11-18
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
Amendment No. 1

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
Explanatory Note
      This Amendment is being filed to reflect the restatement of the Company’s consolidated financial statements, as discussed in Note 18 thereto, and other information related to such restated financial information. Except for Item 1 of Part I; Items 6, 7, 7A, 8 and 9A of Part II; and Item 15 of Part IV, no other information included in the original report on Form 10-K is amended by this Form 10-K/ A.

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
      We originally designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts were expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars were previously recorded in other comprehensive income, net of income taxes. As discussed in Note 18 of the Notes to Consolidated Financial Statements, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives. As of September 24,

2004 and September 26, 2003, the total fair value of the embedded collars was approximately $28.7 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on our Consolidated Balance Sheets. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in our Consolidated Statements of Operations.
      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the Consolidated Balance Sheets. We are accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.
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

Item 6.	Selected Financial Data

	Fiscal Year Ended**

	Sept. 24,	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 29,
	2004*	2003*	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Commissions and clearing fees	$560,052	$472,760	$252,526	$269,384	$389,742
Interest revenue	278,550	184,175	128,649	208,479	260,479
Other	83,372	89,511	74,182	37,763	21,890

Total revenues	921,974	746,446	455,357	515,626	672,111
Brokerage interest expense	41,861	33,192	24,564	60,896	91,679

Net revenues	880,113	713,254	430,793	454,730	580,432

Expenses:
Employee compensation and benefits	154,792	172,159	133,897	144,820	144,198
Clearing and execution costs	30,610	35,711	19,086	18,252	17,718
Communications	39,853	41,420	31,429	33,880	36,230
Occupancy and equipment costs	42,353	57,091	57,060	63,661	48,480
Depreciation and amortization	23,224	31,708	27,945	36,033	21,624
Professional services	27,381	31,121	25,753	42,502	55,574
Interest on borrowings	2,581	5,076	5,110	11,067	16,412
(Gain)/loss on disposal of property	1,166	(5,093)	403	999	(552)
Other	16,632	20,298	12,583	11,241	15,117
Advertising	100,364	90,415	72,638	148,009	241,169
Unrealized fair value adjustments of derivative instruments	(17,930)	46,668	—	—	—
Gain on sale of investments	—	—	—	(9,692)	—
Restructuring and asset impairment charges	—	5,991	63,406	38,268	4,726
Debt conversion expense	—	—	—	62,082	—

Total expenses	421,026	532,565	449,310	601,122	600,696

Pre-tax income (loss)	459,087	180,689	(18,517)	(146,392)	(20,264)
Provision for (benefit from) income taxes	176,269	72,048	10,446	(55,215)	(6,638)

Net income (loss)	$282,818	$108,641	$(28,963)	$(91,177)	$(13,626)

Basic earnings (loss) per share	$0.68	$0.25	$(0.13)	$(0.49)	$(0.08)
Diluted earnings (loss) per share	$0.66	$0.25	$(0.13)	$(0.49)	$(0.08)
Weighted average shares outstanding — basic	417,629	427,376	227,327	185,830	175,025
Weighted average shares outstanding — diluted	426,972	432,480	227,327	185,830	175,025

*	Results of operations for fiscal 2004 and fiscal 2003 have been restated. See Note 18 of the Notes to Consolidated Financial Statements for information about the restatement.

**	Fiscal 2000 was a 53-week year. All other periods presented are 52-week years. Certain reclassifications have been made to prior years to conform to the current year presentation.

	As of

	Sept. 24,	Sept. 26,	Sept. 27,	Sept. 28,	Sept. 29,
	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data:
Cash, short-term investments and segregated cash and investments	$7,957,917	$8,127,044	$5,863,507	$2,068,391	$338,307
Receivable from clients and correspondents, net	3,100,572	2,202,170	1,419,469	971,823	2,926,981
Total assets	15,277,021	14,404,268	9,800,841	3,653,871	3,798,236
Payable to clients and correspondents	10,322,539	9,611,243	6,374,644	2,777,916	2,618,157
Long-term obligations	37,803	82,489	47,645	70,145	275,000
Stockholders’ equity	1,210,908	1,235,774	1,098,399	371,433	264,168

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This report contains forward-looking statements within the meaning of the federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In particular, forward-looking statements contained in this discussion include our expectations regarding: the significant trends that will affect our financial condition and results of operations; the effect of client trading activity on our results of operations; average commissions and clearing fees per trade; growth of net interest revenue; the effect of client trading activity on account maintenance fee revenues; amounts of employee compensation and benefits expense, clearing and execution costs, occupancy and equipment costs, professional services, other operating expenses and advertising expenses; the effect of accounting for the embedded collars within our prepaid variable forward contracts on our Knight shares as non-hedging derivatives; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; our stock repurchase program; and the impact of recently issued accounting pronouncements. These statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions that could cause actual results or performance to differ materially from our expectations. Important factors that could cause our actual results or performance to differ materially from our expectations are set forth under the heading “Risk Factors”. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
Restatement
      As discussed in Note 18 of the Notes to Consolidated Financial Statements, the Company’s Consolidated Balance Sheets as of September 24, 2004 and September 26, 2003, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the fiscal years then ended have been restated to reflect the Company’s embedded collars within its Knight prepaid variable forward contracts as non-hedging derivatives and to change the classification of auction rate securities from cash and cash equivalents to short-term investments. The accompanying management’s discussion and analysis gives effect to these restatements.
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
      Operating margin — Operating margin is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define operating margin as pre-tax income, adjusted to remove advertising expense, unrealized gains and losses on financial instruments and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Unrealized gains and losses on financial instruments and unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income and net income.
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
      Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, marketing and general management issues. Interest on borrowings consists of interest expense on our prepaid variable forward contracts, convertible subordinated notes and other borrowings. Other operating expenses include provision for losses, client trade execution price adjustments, travel expenses and other miscellaneous expenses. Advertising costs are expensed as incurred and include production and placement of advertisements in various media, including online, television, print and direct mail. Advertising expenses may increase or decrease significantly from period to period. Unrealized fair value adjustments of derivative instruments consist of changes in the fair value of the embedded collars within our Knight prepaid variable forward contracts.
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
      During fiscal 2003, we entered into a series of prepaid variable forward contracts, which are described later in this Item under the heading “Prepaid Variable Forward Contracts”. We originally designated the forward contracts as cash flow hedges of the forecasted future sales of our investment in Knight common stock. Accordingly, all changes in the fair value of the derivatives were recorded in other comprehensive income, net of income taxes. As discussed in Note 18 to the consolidated financial statements, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives.

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
      The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended

	September 24, 2004		September 26, 2003		September 27, 2002

	$	% of Rev.	$	% of Rev.	$	% of Rev.

Operating Margin
Operating margin	$542,687	61.7%	$318,670	44.7%	$117,930	27.4%
Less:
Advertising	(100,364)	(11.4%)	(90,415)	(12.7%)	(72,638)	(16.9%)
Gain/ (loss) on disposal of property	(1,166)	(0.1%)	5,093	0.7%	(403)	(0.1%)
Unrealized fair value adjustments of derivative instruments	17,930	2.0%	(46,668)	(6.5%)	—	0.0%

Restructuring and asset impairment charges	—	0.0%	(5,991)	(0.8)%	(63,406)	(14.7%)

Pre-tax income (loss)	$459,087	52.2%	$180,689	25.3%	$(18,517)	(4.3%)

EBITDA
EBITDA	$484,892	55.1%	$217,473	30.5%	$14,538	3.4%
Less:
Depreciation and amortization	(23,224)	(2.6%)	(31,708)	(4.4%)	(27,945)	(6.5%)
Interest on borrowings	(2,581)	(0.3%)	(5,076)	(0.7%)	(5,110)	(1.2%)

Pre-tax income (loss)	$459,087	52.2%	$180,689	25.3%	$(18,517)	(4.3%)

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

Trading Activity and Account Metrics
      The following table sets forth several operating metrics, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year Ended
				’04 vs. ’03	’03 vs. ’02
	September 24,	September 26,	September 27,	%	%
	2004	2003	2002	Change	Change

Average client trades per day	167,958	143,470	84,564	17%	70%
Average client trades per account (annualized)	12.4	11.6	10.2	7%	14%
Activity rate	5.0%	4.7%	4.1%	7%	13%
Total trades (in millions)	41.74	35.80	21.06	17%	70%
Average commissions and clearing fees per trade	$13.42	$13.21	$11.99	2%	10%
Trading days	248.5	249.5	249.0	(0%)	0%
Total accounts (ending)	3,520,000	3,171,000	3,001,000	11%	6%
Qualified accounts (ending)	1,677,000	1,520,000	1,211,000	10%	26%
Client assets (ending, in billions)	$68.8	$54.8	$33.9	26%	62%
Net Interest Revenue Metrics
      The following tables set forth metrics that we use in analyzing net interest revenue:

	Average Balance (millions)
	Fiscal Year Ended			’04 vs. ’03	’03 vs. ’02
				%	%
	2004	2003	2002	Change	Change

Segregated cash	$7,572	$6,706	$2,695	13%	149%
Client margin balances	$3,222	$1,588	$1,183	103%	34%
Client credit balances	$8,916	$7,188	$3,269	24%	120%

	Average Yield/ (Cost)
	Fiscal Year Ended			’04 vs. ’03	’03 vs. ’02
				Yield/Cost	Yield/Cost
	2004	2003	2002	Inc./(Dec.)	Inc./(Dec.)

Segregated cash	1.10%	1.20%	1.83%	(0.10%)	(0.63%)
Client margin balances	4.90%	5.04%	5.62%	(0.14%)	(0.58%)
Client credit balances	(0.15%)	(0.23%)	(0.35%)	(0.08%)	(0.12%)

Consolidated Statements of Operations Data
      The following table summarizes certain data from our Consolidated Statements of Operations for analysis purposes (in millions, except percentages):

	Fiscal Year
				’04 vs. ’03	’03 vs. ’02
	2004	2003	2002	% Change	% Change

Revenues:
Commissions and clearing fees	$560.1	$472.8	$252.5	18%	87%
Interest revenue	278.6	184.2	128.6	51%	43%
Other	83.4	89.5	74.2	(7%)	21%

Total revenues	922.0	746.4	455.4	24%	64%
Brokerage interest expense	41.9	33.2	24.6	26%	35%

Net revenues	880.1	713.3	430.8	23%	66%

Expenses:
Employee compensation and benefits	154.8	172.2	133.9	(10%)	29%
Clearing and execution costs	30.6	35.7	19.1	(14%)	87%
Communications	39.9	41.4	31.4	(4%)	32%
Occupancy and equipment costs	42.4	57.1	57.1	(26%)	0%
Depreciation and amortization	23.2	31.7	27.9	(27%)	14%
Professional services	27.4	31.1	25.8	(12%)	21%
Interest on borrowings	2.6	5.1	5.1	(49%)	0%
(Gain)/loss on disposal of property	1.2	(5.1)	0.4	N/A	N/A
Other	16.6	20.3	12.6	(18%)	61%
Advertising	100.4	90.4	72.6	11%	25%
Unrealized fair value adjustments of derivative instruments	(17.9)	46.7	—	(138%)	N/A
Restructuring and asset impairment charges	—	6.0	63.4	(100%)	(91%)

Total expenses	421.0	532.6	449.3	(21%)	19%

Pre-tax income (loss)	459.1	180.7	(18.5)	154%	N/A
Provision for income taxes	176.3	72.0	10.4	145%	592%

Net income (loss)	$282.8	$108.6	$(29.0)	160%	N/A

Net interest revenue	$236.7	$151.0	$104.1	57%	45%
Effective income tax rate	38.4%	39.8%	(56.2%)

Note:	Details may not sum to totals and subtotals due to rounding differences.

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
      Unrealized fair value adjustments of derivative instruments consisted of a $17.9 million unrealized gain for fiscal 2004 compared to a $46.7 million unrealized loss for fiscal 2003, due to decreases in the market price of the Knight stock underlying our prepaid variable forward contracts in fiscal 2004 compared to increases in the market price of the Knight stock in fiscal 2003. As discussed in Note 18 to the consolidated financial statements, we have restated our consolidated financial statements to reflect the embedded collars within our prepaid variable forward contracts on our Knight shares as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes. We expect that accounting for the embedded collars as non-hedging derivatives will result in increased volatility in our results of operations, as fluctuations in the market price of the underlying Knight shares will result in changes in the fair value of the embedded collars being recorded in the statement of operations.
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
      Unrealized fair value adjustments of derivative instruments consisted of a $46.7 million unrealized loss for fiscal 2003, due to increases in the market price of the Knight stock underlying our prepaid variable forward contracts during fiscal 2003.
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

      Income tax expense was $72.0 million for fiscal 2003 compared to $10.4 million for fiscal 2002. The effective income tax rate was approximately 40 percent for fiscal 2003. We recorded income tax expense in fiscal 2002 despite having a pre-tax loss before income taxes, due primarily to the nondeductible goodwill component of TradeCast impairment charge.
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

	September 24,	September 26,
	2004	2003	Change

Cash and cash equivalents	$137,392	$248,623	$(111,231)
Less: Broker-dealer cash and cash equivalents	(99,400)	(55,634)	(43,766)

Non broker-dealer cash and cash equivalents	37,992	192,989	(154,997)
Plus: Non broker-dealer short-term investments	17,950	—	17,950
Plus: Excess broker-dealer regulatory net capital*	—	142,305	(142,305)

Liquid assets*	$55,942	$335,294	$(279,352)

*	Includes the impact of a regulatory matter related to an FDIC-insured deposit sweep program as of September 24, 2004. Excluding the impact of the regulatory matter, excess broker-dealer regulatory net capital would be approximately $85.4 million and liquid assets would be approximately $141.3 million as of September 24, 2004. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of the regulatory matter.
      The decrease in liquid assets from September 26, 2003 to September 24, 2004 is primarily due to cash used in investing and financing activities, excluding short-term investments, of $422.8 million (see “Cash Flow” below), the impact of the regulatory matter of $85.4 million and an increase in aggregate debit items that resulted in increased regulatory net capital required of $40.1 million, partially offset by net income of $282.8 million. The remaining $13.9 million of the change in liquid assets is due to non-cash gains and expenses that are reflected in net income, changes in non broker-dealer working capital due to timing of income tax and other payments, and other miscellaneous changes in excess regulatory net capital.

Cash Flow
      Cash provided by operating activities was $329.6 million for fiscal 2004, compared to $31.8 million for fiscal 2003. Cash flow activity in fiscal 2003 included substantial reductions in accounts payable and accrued liabilities assumed in the Datek merger, which were funded by cash acquired in the Datek merger.
      Cash used in investing activities was $84.5 million for fiscal 2004, compared to cash provided by investing activities of $9.7 million for fiscal 2003. The cash used in investing activities in fiscal 2004 consisted primarily of $56.7 million paid in the acquisition of Bidwell & Company and two small account acquisition transactions and $18.0 million of net short-term investments in auction rate securities. The cash provided by investing activities in fiscal 2003 was due primarily to $23.2 million of proceeds from the sale/leaseback of our Kansas City data center facility. We expect to pay approximately $25.9 million in fiscal 2005 in connection with our acquisition of the online retail accounts of JB Oxford & Company.
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
      We originally designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts were expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars were previously recorded in other comprehensive income, net of income taxes. As discussed in Note 18 of the Notes to Consolidated Financial Statements, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives. As of September 24, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $28.7 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on our Consolidated Balance Sheets. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in our Consolidated Statements of Operations.
      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the Consolidated Balance Sheets. We are accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

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
      During 2005, the Company had discussions with the Staff of the SEC regarding its accounting for and disclosure of its prepaid variable forward contracts on its Knight shares. As a result of these discussions, on November 15, 2005, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the Company has restated its Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of

Cash Flows and Notes to Consolidated Financial Statements to account for the embedded collars as non-hedging derivatives. Our independent registered public accounting firm has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements. In their judgment, this is a material weakness in internal control over financial reporting. See Note 18 of the Notes to Consolidated Financial Statements for further information about this restatement.
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
      During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The embedded collars also have exposure to market price risk based on changes in the value of the underlying Knight shares. We originally designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As discussed in Note 18 of the Notes to Consolidated Financial Statements, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives. As of September 24, 2004 and September 26, 2003, the fair value of the embedded collars was approximately $28.7 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Consolidated Balance Sheets. The potential loss in fair value of the embedded collars resulting from a hypothetical 10 percent adverse change in price of the underlying Knight shares quoted by the stock exchanges was approximately $2.9 million at September 24, 2004. Because the embedded collars did not qualify for cash flow hedge accounting, changes in the fair value of the embedded collars are recognized in the statement of operations, along with the related income tax effects, while any offsetting changes in the fair value of the underlying Knight stock, which is classified as an available-for-sale investment, are recorded in other comprehensive income, net of income taxes.
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
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
      As discussed in Note 18, the accompanying 2004 and 2003 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
December 9, 2004 (November 17, 2005 as to the effects of the restatement discussed in Note 18)

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 24, 2004 and September 26, 2003

	2004*	2003*

	(In thousands)
ASSETS
Cash and cash equivalents	$137,392	$248,623
Short-term investments	17,950	—
Cash and investments segregated in compliance with federal regulations	7,802,575	7,878,421
Receivable from brokers, dealers and clearing organizations	2,818,726	2,921,732
Receivable from clients and correspondents — net of allowance for doubtful accounts: 2004 — $9.8 million; 2003 — $10.9 million	3,100,572	2,202,170
Property and equipment — net of accumulated depreciation and amortization: 2004 — $70.6 million; 2003 — $61.7 million	29,870	36,159
Goodwill	770,094	734,903
Acquired intangible assets — net of accumulated amortization:
2004 — $24.4 million; 2003 — $12.3 million	247,052	238,147
Investments in equity securities	73,759	91,740
Other assets	279,031	52,373

Total assets	$15,277,021	$14,404,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,441,802	$3,142,436
Payable to clients and correspondents	10,322,539	9,611,243
Accounts payable and accrued liabilities	131,355	169,569
Prepaid variable forward derivative instrument	28,738	46,668
Prepaid variable forward contract obligation	37,803	36,194
Convertible subordinated notes	—	46,295
Income taxes payable	14,753	34,351
Deferred income taxes	89,123	81,738

Total liabilities	14,066,113	13,168,494

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,195,218	1,188,444
Retained earnings	312,989	30,171
Treasury stock, Common, at cost: 2004 — 27,871,600 shares; 2003 — 5,297,346 shares	(346,060)	(41,452)
Deferred compensation	993	708
Accumulated other comprehensive income	43,417	53,552

Total stockholders’ equity	1,210,908	1,235,774

Total liabilities and stockholders’ equity	$15,277,021	$14,404,268

*	The Consolidated Balance Sheets for fiscal 2004 and fiscal 2003 have been restated. See Note 18.
See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	2004*	2003*	2002

	(In thousands,
	except per share amounts)
Revenues:
Commissions and clearing fees	$560,052	$472,760	$252,526
Interest revenue	278,550	184,175	128,649
Other	83,372	89,511	74,182

Total revenues	921,974	746,446	455,357
Brokerage interest expense	41,861	33,192	24,564

Net revenues	880,113	713,254	430,793

Expenses:
Employee compensation and benefits	154,792	172,159	133,897
Clearing and execution costs	30,610	35,711	19,086
Communications	39,853	41,420	31,429
Occupancy and equipment costs	42,353	57,091	57,060
Depreciation and amortization	23,224	31,708	27,945
Professional services	27,381	31,121	25,753
Interest on borrowings	2,581	5,076	5,110
(Gain)/loss on disposal of property	1,166	(5,093)	403
Other	16,632	20,298	12,583
Advertising	100,364	90,415	72,638
Unrealized fair value adjustments of derivative instruments	(17,930)	46,668	—
Restructuring and asset impairment charges	—	5,991	63,406

Total expenses	421,026	532,565	449,310

Pre-tax income (loss)	459,087	180,689	(18,517)
Provision for income taxes	176,269	72,048	10,446

Net income (loss)	$282,818	$108,641	$(28,963)

Earnings (loss) per share — basic	$0.68	$0.25	$(0.13)
Earnings (loss) per share — diluted	$0.66	$0.25	$(0.13)
Weighted average shares outstanding — basic	417,629	427,376	227,327
Weighted average shares outstanding — diluted	426,972	432,480	227,327

*	The Consolidated Statements of Operations for fiscal 2004 and fiscal 2003 have been restated. See Note 18.
See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	Total						Retained			Accumulated
	Common	Total	Common Stock			Additional	Earnings/			Other
	Shares	Stockholders’			Common	Paid-In	(Accumulated	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Class A	Class B	Stock	Capital	Deficit)	Stock	Compensation	Income

	(In thousands)
Balance, September 28, 2001	215,295	$371,433	$1,990	$164	$—	$384,175	$(49,507)	$(1,746)	$215	$36,142
Net loss	—	(28,963)	—	—	—	—	(28,963)	—	—	—
Net unrealized investment loss, net of $11.6 million tax	—	(17,459)	—	—	—	—	—	—	—	(17,459)

Total comprehensive loss		(46,422)

Repurchases of Common Stock	(1,210)	(4,830)	—	—	—	—	—	(4,830)	—	—
Issuances of Common Stock	60	88	—	—	—	5	—	123	(40)	—
Acquisition of subsidiaries	217,342	774,442	(1,992)	(164)	4,330	772,268	—	—	—	—
Options exercised, including tax benefit	619	913	—	—	6	846	—	61	—	—
Stockholder loan activity	—	1,850	—	—	—	1,850	—	—	—	—
Deferred compensation	—	925	2	—	—	1,056	—	(925)	792	—

Balance, September 27, 2002	432,106	1,098,399	—	—	4,336	1,160,200	(78,470)	(7,317)	967	18,683
Net income (as restated, see Note 18)	—	108,641	—	—	—	—	108,641	—	—	—
Net unrealized investment gain, net of $23.2 million tax	—	34,734	—	—	—	—	—	—	—	34,734
Foreign currency translation	—	135	—	—	—	—	—	—	—	135

Total comprehensive income		143,510

Repurchases of Common Stock	(15,399)	(85,769)	—	—	—	—	—	(85,769)	—	—
Issuances of Common Stock	265	382	—	—	—	(30)	—	1,349	(937)	—
Options exercised, including tax benefit	12,813	68,008	—	—	15	17,586	—	50,407	—	—
Stockholder loan activity	—	10,566	—	—	—	10,566	—	—	—	—
Deferred compensation	—	678	—	—	—	122	—	(122)	678	—

Balance, September 26, 2003 (as restated, see Note 18)	429,785	1,235,774	—	—	4,351	1,188,444	30,171	(41,452)	708	53,552
Net income (as restated, see Note 18)	—	282,818	—	—	—	—	282,818	—	—	—
Net unrealized investment loss, net of $7.7 million tax	—	(9,686)	—	—	—	—	—	—	—	(9,686)
Foreign currency translation	—	(449)	—	—	—	—	—	—	—	(449)

Total comprehensive income		272,683

Repurchases of Common Stock	(25,760)	(323,660)	—	—	—	—	—	(323,660)	—	—
Issuances of Common Stock	8	111	—	—	—	59	—	52	—	—
Options exercised, including tax benefit	3,177	24,981	—	—	—	5,837	—	19,144	—	—
Stockholder loan activity	—	428	—	—	—	428	—	—	—	—
Deferred compensation	—	285	—	—	—	144	—	(144)	285	—
Stock-based compensation expense	—	306	—	—	—	306	—	—	—	—

Balance, September 24, 2004 (as restated, see Note 18)	407,210	$1,210,908	$—	$—	$4,351	$1,195,218	$312,989	$(346,060)	$993	$43,417

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	2004*	2003*	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$282,818	$108,641	$(28,963)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	11,066	13,917	26,170
Amortization of intangible assets	12,158	17,791	1,775
Deferred income taxes	17,127	11,485	6,125
Loss/(gain) on disposal and impairment of property	1,166	(5,093)	63,809
Unrealized fair value adjustments of derivative instruments	(17,930)	46,668	—
Loss on debt retirement	791	—	—
Other non-cash expenses, net	2,639	927	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	75,846	(2,213,312)	(896,204)
Receivable from brokers, dealers and clearing organizations	106,673	(1,523,870)	(490,776)
Receivable from clients and correspondents	(755,876)	(782,701)	71,174
Other assets	(225,871)	10,748	1,975
Payable to brokers, dealers and clearing organizations	293,017	1,224,954	692,781
Payable to clients and correspondents	573,754	3,236,599	641,419
Accounts payable and accrued liabilities	(40,403)	(94,990)	3,645
Income taxes payable	(7,361)	(19,922)	(4,167)

Net cash flows from operating activities	329,614	31,842	88,763

Cash flows from investing activities:
Purchase of property and equipment	(9,810)	(9,013)	(1,871)
Proceeds from sale of property and equipment	26	24,779	692
Cash (paid)/acquired in business combinations, net	(56,735)	(6,055)	111,230
Purchase of short-term investments	(102,450)	—	—
Proceeds from sale of short-term investments	84,500	—	—
Purchase of investments in equity securities	(36)	—	—

Net cash flows from investing activities	(84,505)	9,711	110,051

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	—	35,489	—
Proceeds from notes payable	42,500	—	—
Principal payments on notes payable	(89,328)	(1,168)	(22,500)
Proceeds from exercise of stock options and other	13,806	49,419	930
Purchase of treasury stock	(323,660)	(85,769)	(4,830)
Payments received on stockholder loans	428	10,566	1,850

Net cash flows from financing activities	(356,254)	8,537	(24,550)

Effect of exchange rate changes on cash and cash equivalents	(86)	135	—

Net (decrease) increase in cash and cash equivalents	(111,231)	50,225	174,264
Cash and cash equivalents at beginning of period	248,623	198,398	24,134

Cash and cash equivalents at end of period	$137,392	$248,623	$198,398

Supplemental cash flow information:
Interest paid	$44,442	$22,595	$16,623
Income taxes paid	$166,547	$80,484	$8,489
Tax benefit on exercise of stock options	$12,465	$24,679	$654
Noncash investing and financing activities:
Issuance of Common Stock in acquisition of subsidiaries	$—	$—	$770,112

*	The Consolidated Statements of Cash Flows for fiscal 2004 and fiscal 2003 have been restated. See Note 18.
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

	2004	2003	2002

Net income (loss), as reported	$282,818	$108,641	$(28,963)
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	186	—	—
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(14,782)	(15,739)	(13,215)

Pro forma net income (loss)	$268,222	$92,902	$(42,178)

Basic earnings per share, as reported	$0.68	$0.25	$(0.13)
Basic earnings per share, pro forma	$0.64	$0.22	$(0.19)
Diluted earnings per share, as reported	$0.66	$0.25	$(0.13)
Diluted earnings per share, pro forma	$0.63	$0.21	$(0.19)
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
      Derivatives and Hedging Activities — The Company utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in the Consolidated Statements of Operations.
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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table summarizes the Company’s investments, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see the Consolidated Statements of Stockholders’ Equity for a complete summary of comprehensive income):

	September 24,	September 26,
	2004	2003	Difference

Assets
Investment in Knight	$72,827	$89,986	$(17,159)
Investment in The Nasdaq Stock Market, Inc.	447	624	(177)

Total marketable equity securities	73,274	90,610	(17,336)
Other investments	485	1,130	(645)

Total investments in equity securities	$73,759	$91,740	$(17,981)

Liabilities
Prepaid variable forward derivative instrument	$(28,738)	$(46,668)	$17,930

Prepaid variable forward contract obligation	$(37,803)	$(36,194)	$(1,609)

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(27,958)	$(35,608)	$7,650
Derivative instrument	11,208	18,667	(7,459)

Deferred income taxes on unrealized (gains)/losses, net	$(16,750)	$(16,941)	$191

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

9.	Income Taxes
      Provision for income taxes is comprised of the following for fiscal years ended:

	2004	2003	2002

Current expense:
Federal	$132,315	$51,748	$4,286
State	25,543	8,815	35
Foreign	1,284	—	—

	159,142	60,563	4,321

Deferred expense (benefit):
Federal	20,374	7,960	4,152
State	(3,338)	3,525	1,973
Foreign	91	—	—

	17,127	11,485	6,125

Provision for income taxes	$176,269	$72,048	$10,446

      A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income (loss) follows for the fiscal years ended:

	2004	2003	2002

Federal statutory rate	35%	35%	(35)%
State taxes, net of federal tax effect	3	5	7
Goodwill impairment charge	—	—	80
Other	—	—	4

	38%	40%	56%

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	2004	2003

Deferred tax assets:
Accrued liabilities	$13,999	$23,533
State incentive credits and operating loss carryforwards	6,936	1,572
Other deferred tax assets	3,485	3,739

Gross deferred tax assets	24,420	28,844
Less: Valuation allowance	(4,763)	—

Net deferred tax assets	19,657	28,844

Deferred tax liabilities:
Property and intangible assets	(90,940)	(91,936)
Unrealized investment and derivative gains/losses, net	(16,751)	(16,942)
Other deferred tax liabilities	(1,089)	(1,704)

Total deferred tax liabilities	(108,780)	(110,582)

Net deferred tax liabilities	$(89,123)	$(81,738)

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings (loss) per share for the fiscal years ended:

	2004	2003	2002

Net income (loss)	$282,818	$108,641	$(28,963)

Weighted average shares outstanding — basic	417,629	427,376	227,327
Effect of dilutive securities:
Stock options	9,322	5,073	—
Deferred compensation shares	21	31	—

Weighted average shares outstanding — diluted	426,972	432,480	227,327

Earnings (loss) per share — basic	$0.68	$0.25	$(0.13)
Earnings (loss) per share — diluted	$0.66	$0.25	$(0.13)
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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Beginning in the second quarter of fiscal 2002, the Company had two reportable operating segments: a Private Client Division and an Institutional Client Division. Both divisions provide multiple service offerings tailored to specific clients and their respective investing and trading preferences. The Private Client Division provides brokerage services directly to individual investors. The Institutional Client Division provides brokerage capabilities and advisor tools as co-branded or private-label products to business partners and their customers. The Datek merger on September 9, 2002 resulted in a substantial increase in Private Client Division business. As a result, beginning with the first quarter of fiscal 2003, the Institutional Client Division no longer met the quantitative thresholds to be considered a reportable segment and is included in “All Other”.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2004			2003			2002

	Private			Private			Private
	Client	All		Client	All		Client	All
	Division	Other	Total	Division	Other	Total	Division	Other	Total

Non-interest revenues	$620,714	$22,710	$643,424	$538,958	$23,313	$562,271	$309,504	$17,204	$326,708
Interest revenue, net	232,930	3,759	236,689	145,997	4,986	150,983	101,195	2,890	104,085

Net revenues	$853,644	$26,469	$880,113	$684,955	$28,299	$713,254	$410,699	$20,094	$430,793

Pre-tax income (loss)	$444,238	$14,849	$459,087	$233,856	$(53,167)	$180,689	$56,580	$(75,097)	$(18,517)

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
      The Company originally designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts were expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars were previously recorded in other comprehensive income, net of income taxes. As discussed in Note 18, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash flow hedge accounting treatment, and the consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives. As of September 24, 2004 and September 26, 2003, the total fair value of the embedded collars was approximately $28.7 million and $46.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Consolidated Balance Sheets. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in the Consolidated Statements of Operations.
      The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the Consolidated Balance Sheets. The Company is accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of a forward contract, the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.

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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Restatement
      During 2005, the Company had discussions with the Staff of the SEC regarding the accounting for and disclosure of its prepaid variable forward contracts on its Knight shares. As a result of these discussions, on November 15, 2005, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment.
      The Company has restated its Consolidated Balance Sheets as of September 24, 2004 and September 26, 2003, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the fiscal years then ended to account for the embedded collars as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes.
      The following table summarizes the effects of the restatement. The restatement had no net effect on the cash flows, total comprehensive income and total stockholders’ equity of the Company.

	2004		2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Statement of Operations Information:
Unrealized fair value adjustments of derivative instruments	$—	$(17,930)	$—	$46,668
Total expenses	438,956	421,026	485,897	532,565
Pre-tax income	441,157	459,087	227,357	180,689
Provision for income taxes	168,810	176,269	90,715	72,048
Net income	272,347	282,818	136,642	108,641
Earnings per share — basic	$0.65	$0.68	$0.32	$0.25
Earnings per share — diluted	0.64	0.66	0.32	0.25
Balance Sheet Information:
Retained earnings	$330,519	$312,989	$58,172	$30,171
Accumulated other comprehensive income	25,887	43,417	25,551	53,552
      In addition to the restatement described above, the Company has also changed its classification of investments in auction rate securities from cash and cash equivalents to short-term investments on the Consolidated Balance Sheets. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every seven to 35 days. Holders of auction rate securities may liquidate their holdings to prospective buyers by participating in the auctions. The Company previously accounted for auction rate securities as cash equivalents because they are highly liquid due to the auction process. On March 4, 2005, the SEC issued guidance regarding the classification of investments in auction rate securities. The SEC’s guidance indicates that auction rate securities do not qualify as cash equivalents because they have long-term maturity dates and there is no guarantee that holders will be able to liquidate their holdings through the auction process. Accordingly, the Company has reclassified approximately $18.0 million of investments in auction rate securities from cash and cash equivalents to short-term investments as of September 24, 2004. Purchases and sales of auction rate securities are presented as investing activities in the Consolidated Statements of Cash Flows.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Data (Unaudited)

	For the Fiscal Year Ended September 24, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$226,440	$246,864	$219,992	$186,817
Pre-tax income, as previously reported	$119,956	$125,199	$102,021	$93,981
Pre-tax income, as restated (see Note 18)	$94,822	$142,775	$119,696	$101,794
Net income, as previously reported	$71,937	$80,958	$62,258	$57,194
Net income, as restated (see Note 18)	$56,857	$90,961	$73,040	$61,960
Basic earnings per share, as previously reported	$0.17	$0.19	$0.15	$0.14
Basic earnings per share, as restated (see Note 18)	$0.13	$0.22	$0.18	$0.15
Diluted earnings per share, as previously reported	$0.17	$0.19	$0.15	$0.14
Diluted earnings per share, as restated (see Note 18)	$0.13	$0.21	$0.17	$0.15

	For the Fiscal Year Ended September 26, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$180,527	$147,634	$188,511	$196,582
Pre-tax income, as previously reported	$36,799	$16,659	$81,804	$92,096
Pre-tax income, as restated (see Note 18)	N/A	$20,052	$68,534	$55,305
Net income, as previously reported	$22,042	$9,617	$49,871	$55,113
Net income, as restated (see Note 18)	N/A	$11,653	$41,909	$33,038
Basic earnings per share, as previously reported	$0.05	$0.02	$0.12	$0.13
Basic earnings per share, as restated (see Note 18)	N/A	$0.03	$0.10	$0.08
Diluted earnings per share, as previously reported	$0.05	$0.02	$0.12	$0.13
Diluted earnings per share, as restated (see Note 18)	N/A	$0.03	$0.10	$0.08
      Quarterly amounts may not sum to year-end totals due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      In connection with the preparation of this Form 10-K/ A, management, including the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 24, 2004. As part of the reevaluation, management considered the following matters.
      During 2005, the Company had discussions with the Staff of the SEC regarding the accounting for and disclosure of its prepaid variable forward contracts on its Knight shares. As a result of these discussions, on November 15, 2005, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment. The Company has restated its Consolidated Balance Sheets as of September 24, 2004 and September 26, 2003, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the fiscal years then ended to account for the embedded collars as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes.
      Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 24, 2004.
      The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to derivative instruments and hedging documentation. Once this review is complete, the Company intends to implement any changes required to remediate any identified deficiencies.
      As part of the Company’s original evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 24, 2004, the Company also considered the following matter. On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program (the “Program”) available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staffs’ view is that Ameritrade, Inc. did not for regulatory purposes effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. informed the Staffs that it believes that the free credit balances were effectively transferred to the Program Banks in accordance with well-established banking law, that the accounts held at the Program Banks were the obligations of the Program Banks to each client and not obligations of Ameritrade, Inc. and that the FDIC insurance passed through to each client in accordance with FDIC regulations. Accordingly, Ameritrade, Inc. believes that it has been in compliance with Rule 15c3-1.

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
      During the first quarter of fiscal 2005, management took the following actions to remediate the reported internal control deficiency relating to the Program:

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

See “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”

2. Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant (Parent Company Information) is included in 15(c) below.

Schedule II — Valuation and Qualifying Accounts is included in 15(c) below.

3. Exhibits

See Item 15(b) below.
      (b) Exhibits

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of July 26, 2002, by and between Datek Online Holdings Corp., Ameritrade Holding Corporation, Arrow Stock Holding Corporation, Arrow Merger Corp. and Dart Merger Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on August 5, 2002)

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)

4.2	Indenture dated August 4, 1999, between Ameritrade Holding Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3, File No. 333-87999, filed on September 28, 1999)

10.1	Securities Clearing Agreement, dated as of January 28, 1997, between The Bank of New York and Ameritrade Clearing, Inc. (now known as Ameritrade, Inc.) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)

10.2	Master Promissory Note, dated as of September 24, 2003, between Ameritrade, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on November 7, 2003)

10.3	Lease, dated as of January 19, 1998, between United Investment Joint Venture d/b/a Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company’s quarterly report on Form 10-Q filed on May 12, 1998)

10.4	Lease, dated as of March 19, 1999, between Alliance Gateway No. 17, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)

10.5	Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)

10.6*	Employment Agreement, dated as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 14, 2001)

10.7*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)

10.8*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)

10.9*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.10*	Employment Agreement, dated as of October 1, 2001, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)

10.11*	Amendment to Employment Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.12*	Non-Qualified Stock Option Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.13*	Executive Employment Agreement, dated as of February 1, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)

10.14*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)

10.15*	Renewal of Executive Employment Agreement, dated as of July 29, 2004, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.16*	Executive Employment Agreement, dated as of September 9, 2002, between Kurt D. Halvorson and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.19 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.17*	Executive Employment Agreement, dated as of September 9, 2002, between Ellen L.S. Koplow and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.20 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.18*	Executive Employment Agreement, dated as of September 9, 2002, between John R. MacDonald and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.19*	Executive Employment Agreement, dated as of September 9, 2002, between John P. Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.22 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.20*	Executive Employment Agreement, dated as of February 28, 2003, between Michael Feigeles and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 8, 2003)

10.21*	Executive Employment Agreement, dated as of April 7, 2003, between Asiff Hirji and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2003)

10.22*	Executive Employment Agreement, dated as of February 1, 2004, between Anne L. Nelson and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2004)

10.23*	Executive Employment Agreement, dated as of June 7, 2004, between Kenneth Feldman and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 3, 2004)

10.24*	1996 Long-Term Incentive Plan, as amended and restated effective September 9, 2002 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-86164, filed on September 10, 2002)

10.25*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.26*	1996 Directors Incentive Plan, as amended and restated effective as of February 12, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.27*	Form of 1996 Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.28*	Form of 1996 Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.29*	Ameritrade Holding Corporation Executive Deferred Compensation Program, As Amended and Restated as of September 25, 2004 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.30*	2002 Management Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)

10.31*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)

10.32*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.33*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)

10.34*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.35	Third Amended and Restated Revolving Credit Agreement, dated as of December 15, 2003, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)

10.36	Second Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)

10.37	Third Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Ameritrade Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)

10.38	Second Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Datek Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)

10.39	Stockholders Agreement, dated April 6, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on May 17, 2002)

10.40	Registration Rights Agreement, dated July 26, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.35 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.41	Master Terms And Conditions For Pre-Paid Share Forward Transactions Between Citibank, N.A. And Ameritrade Holding Corporation, dated as of April 25, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.42	ISDA Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.43	ISDA Credit Support Annex to the Schedule to the Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.44	Prepaid Share Forward Transaction Confirmation, dated as of February 28, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.45	Pre-Paid Share Forward Transaction Confirmation, dated as of April 7, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed August 8, 2003)

10.46	Pre-Paid Share Forward Transaction Confirmation, dated as of June 5, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed August 8, 2003)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed May 6, 2004)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

      (c) Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska
      We have audited the consolidated financial statements of Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) as of September 24, 2004 and September 26, 2003 and for each of the three years in the period ended September 24, 2004 and have issued our report thereon dated December 9, 2004 (November 17, 2005 as to the effects of the restatement discussed in Note 18); such report, which includes an explanatory paragraph relating to the restatement of the consolidated financial statements, is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Ameritrade Holding Corporation, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
December 9, 2004 (November 17, 2005 as to the effects of the restatement discussed in Note 1)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
As of September 24, 2004 and September 26, 2003

	2004*	2003*

	(In thousands)
ASSETS
Cash and cash equivalents	$2,390	$150
Investments in subsidiaries	1,295,529	1,296,997
Investments	72,863	91,313
Receivables from subsidiaries	10,219	59,714
Other assets	265	234

Total assets	$1,381,266	$1,448,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$12,220	$9,435
Payables to subsidiaries	62,765	—
Prepaid variable forward derivative instrument	28,738	46,668
Prepaid variable forward contract obligation	37,803	36,194
Convertible subordinated notes	—	46,295
Income taxes payable	13,461	57,998
Deferred income taxes	15,371	16,044

Total liabilities	170,358	212,634

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,195,218	1,188,444
Retained earnings	312,989	30,171
Treasury stock, Common, at cost: 2004 — 27,871,600 shares; 2003 — 5,297,346 shares	(346,060)	(41,452)
Deferred compensation	993	708
Accumulated other comprehensive income	43,417	53,552

Total stockholders’ equity	1,210,908	1,235,774

Total liabilities and stockholders’ equity	$1,381,266	$1,448,408

*	The Condensed Balance Sheets for fiscal 2004 and fiscal 2003 have been restated. See Note 1.

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	2004*	2003*	2002

	(In thousands)
Revenues:
Management fee	$3,103	$6,789	$1,330
Interest revenue	90	—	28
Other	—	—	790

Total revenues	3,193	6,789	2,148

Expenses:
Employee compensation and benefits	14,657	11,146	9,075
Interest expense	1,861	3,829	4,489
Unrealized fair value adjustments of derivative instruments	(17,930)	46,668	—
Other	5,094	483	5,740

Total expenses	3,682	62,126	19,304

Loss before income taxes and equity in income (loss) of subsidiaries	(489)	(55,337)	(17,156)
Provision for (benefit from) income taxes	303	(22,130)	(6,372)

Loss before equity in income (loss) of subsidiaries	(792)	(33,207)	(10,784)
Equity in income (loss) of subsidiaries	283,610	141,848	(18,179)

Net income (loss)	$282,818	$108,641	$(28,963)

*	The Condensed Statements of Operations for fiscal 2004 and fiscal 2003 have been restated. See Note 1.

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002

	2004*	2003*	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$282,818	$108,641	$(28,963)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity in (income) loss of subsidiaries	(283,610)	(141,848)	18,179
Deferred income taxes	6,884	(19,124)	944
Unrealized fair value adjustments of derivative instruments	(17,930)	46,668	—
Dividends from subsidiaries	342,000	20,281	—
Non-cash expenses, net	2,823	927	—
Changes in operating assets and liabilities:
Receivables from subsidiaries	48,204	(50,932)	60,253
Other assets	(63)	281	(583)
Accounts payable and accrued liabilities	3,237	6,089	13,716
Payables to subsidiaries	62,765	(100,745)	40,776
Income taxes payable	(32,071)	84,635	3,542

Net cash flows from operating activities	415,057	(45,127)	107,864

Cash flows from investing activities:
Investment in subsidiaries	(20,428)	(41,524)	(106,214)
Return of capital from subsidiaries	19,000	66,657	33,750
Cash paid in business combinations	(55,100)	—	—
Purchase of investments	(36)	—	—

Net cash flows from investing activities	(56,564)	25,133	(72,464)

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	—	35,489	—
Principal payments on notes payable	(46,828)	(1,168)	(22,500)
Proceeds from exercise of stock options and other	13,807	49,419	930
Purchase of treasury stock	(323,660)	(85,769)	(4,830)
Payments received on stockholder loans	428	10,566	1,850

Net cash flows from financing activities	(356,253)	8,537	(24,550)

Net increase (decrease) in cash and cash equivalents	2,240	(11,457)	10,850
Cash and cash equivalents at beginning of period	150	11,607	757

Cash and cash equivalents at end of period	$2,390	$150	$11,607

Supplemental cash flow information:
Interest paid	$719	$2,784	$3,628
Income taxes paid	$162,006	$15,395	$1,293
Tax benefit on exercise of stock options	$12,465	$24,679	$654
Noncash investing and financing activities:
(Assets) liabilities transferred to subsidiaries, net	$(1,422)	$20,358	$—
Issuance of Common Stock in acquisition of subsidiaries	$—	$—	$770,112

*	The Condensed Statements of Cash Flows for fiscal 2004 and fiscal 2003 have been restated. See Note 1.

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Years Ended September 24, 2004, September 26, 2003 and September 27, 2002
(Columnar amounts in thousands, except per share amounts)

1.	Restatement
      During 2005, the Company had discussions with the Staff of the SEC regarding the accounting for and disclosure of its prepaid variable forward contracts on its Knight shares. As a result of these discussions, on November 15, 2005, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment.
      The Company has restated its Condensed Balance Sheets as of September 24, 2004 and September 26, 2003, and the related Condensed Statements of Operations, Condensed Statements of Stockholders’ Equity and Condensed Statements of Cash Flows for the fiscal years then ended to account for the embedded collars as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes.
      The following table summarizes the effects of the restatement. The restatement had no net effect on the cash flows, total comprehensive income and total stockholders’ equity of the Company.

	2004		2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Statement of Operations Information:
Unrealized fair value adjustments of derivative instruments	$—	$(17,930)	$—	$46,668
Total expenses	21,612	3,682	15,458	62,126
Loss before income taxes and equity in income (loss) of subsidiaries	(18,419)	(489)	(8,669)	(55,337)
Provision for (benefit from) income taxes	(7,156)	303	(3,463)	(22,130)
Loss before equity in income (loss) of subsidiaries	(11,263)	(792)	(5,206)	(33,207)
Net income	272,347	282,818	136,642	108,641
Balance Sheet Information:
Retained earnings	$330,519	$312,989	$58,172	$30,171
Accumulated other comprehensive income	25,887	43,417	25,551	53,552
      The Company has also restated its Parent Company Only Statements of Cash Flows for the fiscal years ended September 24, 2004 and September 26, 2003 to reclassify dividend payments received from subsidiaries that represent returns on capital from investing activities to operating activities, as follows:

	2004		2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Statement of Cash Flows Information:
Net cash flows from operating activities	$73,057	$415,057	$(65,408)	$(45,127)
Net cash flows from investing activities	285,436	(56,564)	45,414	25,133

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of November, 2005.

Ameritrade Holding Corporation

By:	/s/ Joseph H. Moglia

Joseph H. Moglia
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John R. MacDonald

John R. MacDonald
Executive Vice President,
Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial and Accounting Officer)