Form 10-Q/A
period 2004-12-31
AMERITRADE HOLDING CORP
filed 2005-11-18
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
This Amendment is being filed to reflect the restatement of the Company’s condensed consolidated financial statements, as discussed in Note 12 thereto, and other information related to such restated financial information. Except for Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. —Financial Statements
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ameritrade Holding Corporation and subsidiaries as of September 24, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 9, 2004 (November 17, 2005 as to the effects of the restatement discussed in Note 18), we expressed an unqualified opinion (which included an explanatory paragraph relating to the restatement of the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 24, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note 12, the accompanying December 31, 2004 and December 31, 2003 condensed consolidated financial statements have been restated.
/s/ Deloitte & Touche LLP
February 4, 2005 (November 17, 2005 as to the effects of the restatement discussed in Note 12)
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	December 31,	September 24,
	2004*	2004
ASSETS

Cash and cash equivalents	$170,869	$137,392
Short-term investments	—	17,950
Cash and investments segregated in compliance with federal regulations	8,147,921	7,802,575
Receivable from brokers, dealers and clearing organizations	3,858,922	2,818,726
Receivable from clients and correspondents — net of allowance for doubtful accounts	3,680,755	3,100,572
Property and equipment — net of accumulated depreciation and amortization	29,625	29,870
Goodwill	769,244	770,094
Acquired intangible assets — net of accumulated amortization	269,927	247,052
Investments	87,844	73,759
Other assets	68,672	279,031

Total assets	$17,083,779	$15,277,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$4,655,530	$3,441,802
Payable to clients and correspondents	10,825,181	10,322,539
Accounts payable and accrued liabilities	128,310	131,355
Prepaid variable forward derivative instrument	41,744	28,738
Prepaid variable forward contract obligation	38,249	37,803
Income taxes payable	40,535	14,753
Deferred income taxes	89,855	89,123

Total liabilities	15,819,404	14,066,113

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,194,639	1,195,218
Retained earnings	397,398	312,989
Treasury stock, Common, at cost — Dec. 31, 2004 — 30,808,625 shares; Sept. 24, 2004 — 27,871,600 shares	(387,209)	(346,060)
Deferred compensation	1,133	993
Accumulated other comprehensive income	54,063	43,417

Total stockholders’ equity	1,264,375	1,210,908

Total liabilities and stockholders’ equity	$17,083,779	$15,277,021

*	The Condensed Consolidated Balance Sheet as of December 31, 2004 has been restated. See Note 12.
See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2004*	2003*
Revenues:
Commissions and clearing fees	$153,546	$152,278
Interest revenue	113,100	62,831
Other	20,014	20,659

Total revenues	286,660	235,768

Brokerage interest expense	24,679	9,328

Net revenues	261,981	226,440

Expenses:
Employee compensation and benefits	43,989	34,292
Clearing and execution costs	6,528	9,125
Communications	9,446	9,262
Occupancy and equipment costs	11,005	11,437
Depreciation and amortization	6,273	5,957
Professional services	9,567	6,380
Interest on borrowings	557	837
Gain on disposal of property	(98)	(180)
Other	3,946	6,308
Advertising	23,110	23,066
Unrealized fair value adjustments of derivative instruments	13,006	25,134

Total expenses	127,329	131,618

Pre-tax income	134,652	94,822
Provision for income taxes	50,243	37,965

Net income	$84,409	$56,857

Basic earnings per share	$0.21	$0.13
Diluted earnings per share	$0.20	$0.13
Weighted average shares outstanding — basic	405,664	425,469
Weighted average shares outstanding — diluted	414,701	434,758

*	The Condensed Consolidated Statements of Operations have been restated. See Note 12.
See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2004*	December 31, 2003*
Cash flows from operating activities:
Net income	$84,409	$56,857
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,603	3,052
Amortization of acquired intangible assets	3,670	2,905
Deferred income taxes	(4,350)	(13,748)
Gain on disposal of property	(98)	(180)
Unrealized fair value adjustments of derivative instruments	13,006	25,134
Loss on debt retirement	—	791
Other non-cash expenses, net	1,957	993
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(345,346)	671,971
Brokerage receivables	(1,620,349)	(457,728)
Other assets	210,365	14,229
Brokerage payables	1,716,370	(141,047)
Accounts payable and accrued liabilities	(11,084)	(22,181)
Income taxes payable	27,966	35,163

Net cash flows from operating activities	79,119	176,211

Cash flows from investing activities:
Purchase of property and equipment	(2,452)	(2,282)
Proceeds from sale of property and equipment	—	8
Cash paid in business combinations, net	(17,500)	—
Purchase of short-term investments	—	(15,000)
Proceeds from sale of short-term investments	17,950	—

Net cash flows from investing activities	(2,002)	(17,274)

Cash flows from financing activities:
Proceeds from notes payable	280,000	—
Principal payments on notes payable	(280,000)	(46,828)
Proceeds from exercise of stock options and other	2,369	7,054
Purchase of treasury stock	(46,387)	(120,441)
Payments received on stockholder loans	—	428

Net cash flows from financing activities	(44,018)	(159,787)

Effect of exchange rate changes on cash and cash equivalents	378	99

Net increase in cash and cash equivalents	33,477	(751)

Cash and cash equivalents at beginning of period	137,392	248,623

Cash and cash equivalents at end of period	$170,869	$247,872

Supplemental cash flow information:
Interest paid	$20,308	$4,508
Income taxes paid	$26,659	$16,550
Tax benefit on exercise of stock options	$2,052	$6,045

*	The Condensed Consolidated Statements of Cash Flows have been restated. See Note 12.
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
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended annual report filed on Form 10-K/A for the fiscal year ended September 24, 2004.
Certain items in prior year condensed consolidated financial statements have been reclassified to conform to the current presentation.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. As of the required effective date, the Company will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company estimates adoption of SFAS No. 123R will result in additional stock-based compensation expense for the unvested portion of awards previously accounted for under APB No. 25 of approximately $2.0 million for the Company’s fourth fiscal quarter ending September 30, 2005 and approximately $5.6 million for the Company’s fiscal year ending September 29, 2006.
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
During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares. The forward contracts mature on various dates in fiscal years 2006 and 2007. The forward contracts each contain a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. As of December 31, 2004 and September 24, 2004, the total fair value of the embedded collars was approximately $41.7 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s investments, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects:

	December 31,	September 24,
	2004	2004	Difference
Assets
Investment in Knight	$86,586	$72,827	$13,759
Investment in The Nasdaq Stock Market, Inc.	772	447	325

Total marketable equity securities	87,358	73,274	14,084
Other investments	486	485	1

Total investments	$87,844	$73,759	$14,085

Liabilities
Prepaid variable forward derivative instrument	$(41,744)	$(28,738)	$(13,006)

Prepaid variable forward contract obligation	$(38,249)	$(37,803)	$(446)

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(33,022)	$(27,958)	$(5,064)
Derivative instrument	16,072	11,208	4,864

Deferred income taxes on unrealized (gains)/losses, net	$(16,950)	$(16,750)	$(200)

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

	Three Months Ended
	December 31,	December 31,
	2004	2003
Net income, as reported	$84,409	$56,857
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	248	2
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(3,978)	(3,789)

Pro forma net income	$80,679	$53,070

Basic earnings per share:
As reported	$0.21	$0.13
Pro forma	$0.20	$0.12

Diluted earnings per share:
As reported	$0.20	$0.13
Pro forma	$0.19	$0.12
8. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2004	2003
Net income	$84,409	$56,857

Weighted average shares outstanding — basic	405,664	425,469
Effect of dilutive securities:
Stock options	9,014	9,266
Deferred compensation shares	23	23

Weighted average shares outstanding — diluted	414,701	434,758

Earnings per share — basic	$0.21	$0.13
Earnings per share — diluted	$0.20	$0.13
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

	Three Months Ended December 31, 2004
	Private Client	All
	Division	Other	Total
Non-interest revenues	$168,706	$4,854	$173,560
Interest revenue, net	86,737	1,684	88,421

Net revenues	$255,443	$6,538	$261,981

Pre-tax income (loss)	$143,607	$(8,955)	$134,652

	Three Months Ended December 31, 2003
	Private Client	All
	Division	Other	Total
Non-interest revenues	$163,455	$9,482	$172,937
Interest revenue, net	52,215	1,288	53,503

Net revenues	$215,670	$10,770	$226,440

Pre-tax income (loss)	$118,488	$(23,666)	$94,822

11. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended
	December 31, 2004	December 31, 2003
Net income	$84,409	$56,857

Other comprehensive income (loss):
Net unrealized holding gains on investment securities available-for-sale arising during the period	14,084	26,027

Adjustment for deferred income taxes on net unrealized holding gains/losses	(5,064)	(10,412)

Foreign currency translation adjustment	1,626	99

Total other comprehensive income, net of tax	10,646	15,714

Comprehensive income	$95,055	$72,571

12. RESTATEMENT
During 2005, the Company had discussions with the Staff of the SEC regarding the accounting for and disclosure of its prepaid variable forward contracts on its Knight shares. As a result of these discussions, on November 15, 2005, the Company concluded that its designation of the embedded collars with the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment.
The Company has restated its condensed consolidated balance sheet, statements of operations, statements of cash flows and notes thereto to account for the embedded collars as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes.
The following tables summarize the effects of the restatement. The restatement had no net effect on the cash flows, total comprehensive income and total stockholders’ equity of the Company.

	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Statement of Operations Information:
Unrealized fair value adjustments of derivative instruments	$—	$13,006	$—	$25,134
Total expenses	114,323	127,329	106,484	131,618
Pre-tax income	147,658	134,652	119,956	94,822
Provision for income taxes	55,107	50,243	48,019	37,965
Net income	92,551	84,409	71,937	56,857

Earnings per share — basic	$0.23	$0.21	$0.17	$0.13
Earnings per share — diluted	0.22	0.20	0.17	0.13

	December 31, 2004
	As
	Previously	As
	Reported	Restated
Balance Sheet Information:
Retained earnings	$423,070	$397,398
Accumulated other comprehensive income	28,391	54,063
In addition to the restatement described above, the Company has changed its classification of investments in auction rate securities from cash and cash equivalents to short-term investments on the condensed consolidated balance sheets. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every seven to 35 days. Holders of auction rate securities may liquidate their holdings to prospective buyers by participating in the auctions. The Company previously accounted for auction rate securities as cash equivalents because they are highly liquid due to the auction process. On March 4, 2005, the SEC issued guidance regarding the classification of investments in auction rate securities. The SEC’s guidance indicates that auction rate securities do not qualify as cash equivalents because they have long-term maturity dates and there is no guarantee that holders will be able to liquidate their holdings through the auction process. Accordingly, the Company has reclassified approximately $18.0 million of investments in auction rate securities from cash and cash equivalents to short-term investments as of September 24, 2004. Purchases and sales of auction rate securities are presented as investing activities in the condensed consolidated statements of cash flows.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s amended annual report on Form 10-K/A for the fiscal year ended September 24, 2004, and the Condensed Consolidated Financial Statements and Notes thereto contained in this amended quarterly report on Form 10-Q/A. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, volatility in the stock market, changes in client trading activity, competition, systems failures and capacity constraints, regulatory and legal uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s amended annual report on Form 10-K/A for the fiscal year ended September 24, 2004. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
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
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 24, 2004 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and intangible assets; valuation and accounting for derivative financial instruments; and estimates of effective income tax rates, deferred income taxes and valuation allowances. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our amended annual report on Form 10-K/A for the fiscal year ended September 24, 2004.
Unless otherwise indicated, the terms “we”, “us” or “Company” in this report refer to Ameritrade Holding Corporation and its wholly owned subsidiaries. The term “GAAP” refers to generally accepted accounting principles in the United States.
RESTATEMENT
As discussed in Note 12 to the condensed consolidated financial statements, the Company’s condensed consolidated balance sheet, statements of operations and statements of cash flows for the periods presented in this Form 10-Q/A have been restated to reflect the Company’s embedded collars within its Knight prepaid variable forward contracts as non-hedging derivatives. The accompanying management’s discussion and analysis gives effect to this restatement.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com and is included in Item 7 of our amended annual report on Form 10-K/A for the fiscal year ended September 24, 2004. Since the issuance of our original Form 10-K, the definitions of “Liquid assets” and “Operating margin” have been updated and a definition for “Net new accounts or Net account growth” has been added to the glossary. These definitions are as follows:

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
Operating margin - Operating margin is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define operating margin as pre-tax income, adjusted to remove advertising expense, unrealized gains and losses on financial instruments and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Unrealized gains and losses on financial instruments and unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income and net income.
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
The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended
	December 31, 2004		December 31, 2003
	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$170,670	65.1%	$142,842	63.1%
Less:
Advertising	(23,110)	(8.8%)	(23,066)	(10.2%)
Gain on disposal of property	98	0.0%	180	0.1%
Unrealized fair value adjustments of derivative instruments	(13,006)	(5.0%)	(25,134)	(11.1%)

Pre-tax income	$134,652	51.4%	$94,822	41.9%

EBITDA
EBITDA	$141,482	54.0%	$101,616	44.9%
Less:
Depreciation and amortization	(6,273)	(2.4%)	(5,957)	(2.6%)
Interest on borrowings	(557)	(0.2%)	(837)	(0.4%)

Pre-tax income	$134,652	51.4%	$94,822	41.9%

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

Consolidated Statements of Operations Data
The following table summarizes certain data from our Condensed Consolidated Statements of Operations for analysis purposes (in millions, except percentages):

	Three months ended
	Dec. 31, 2004	Dec. 31, 2003	% Change
Revenues:
Commissions and clearing fees	$153.5	$152.3	1%
Interest revenue	113.1	62.8	80%
Other	20.0	20.7	(3%)

Total revenues	286.7	235.8	22%

Brokerage interest expense	24.7	9.3	165%

Net revenues	262.0	226.4	16%

Expenses:
Employee compensation and benefits	44.0	34.3	28%
Clearing and execution costs	6.5	9.1	(28%)
Communications	9.4	9.3	2%
Occupancy and equipment costs	11.0	11.4	(4%)
Depreciation and amortization	6.3	6.0	5%
Professional services	9.6	6.4	50%
Interest on borrowings	0.6	0.8	(33%)
Gain on disposal of property	(0.1)	(0.2)	(46%)
Other	3.9	6.3	(37%)
Advertising	23.1	23.1	0%
Unrealized fair value adjustments of derivative instruments	13.0	25.1	(48%)

Total expenses	127.3	131.6	(3%)

Pre-tax income	134.7	94.8	42%
Provision for income taxes	50.2	38.0	32%

Net income	$84.4	$56.9	48%

Net interest revenue	$88.4	$53.5	65%

Effective income tax rate	37.3%	40.0%
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
Unrealized fair value adjustments of derivative instruments decreased 48 percent due to fluctuations in the market price of the Knight stock underlying our prepaid variable forward contracts. As discussed in Note 12 to the condensed consolidated financial statements, we have restated our condensed consolidated financial statements to reflect the embedded collars within our prepaid variable forward contracts on our Knight shares as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes. We expect that accounting for the embedded collars as non-hedging derivatives will result in increased volatility in our results of operations, as fluctuations in the market price of the underlying Knight shares will result in changes in the fair value of the embedded collars being recorded in the statement of operations.
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

	December 31,	September 24,
	2004	2004	Change
Cash and cash equivalents	$170,869	$137,392	$33,477
Less: Broker-dealer cash and cash equivalents	(105,006)	(99,400)	(5,606)

Non broker-dealer cash and cash equivalents	65,863	37,992	27,871
Plus: Non broker-dealer short-term investments	—	17,950	(17,950)
Plus: Excess broker-dealer regulatory net capital*	87,169	—	87,169

Liquid assets*	$153,032	$55,942	$97,090

*	Includes the impact of a regulatory matter related to an FDIC-insured deposit sweep program as of September 24, 2004. Excluding the impact of the regulatory matter, excess broker-dealer regulatory net capital would be approximately $85.4 million and liquid assets would be approximately $141.3 million as of September 24, 2004. See Note 6 of the notes to condensed consolidated financial statements for further discussion of the regulatory matter.
The increase in liquid assets from September 24, 2004 to December 31, 2004 is primarily due to the impact of curing the regulatory matter of $85.4 million and net income of $84.4 million, partially offset by an increase in aggregate debit items that resulted in increased regulatory net capital required of $35.7 million, cash used in investing and financing activities, excluding short-term investments, of $64.0 million (see “Cash Flow” below). The remaining $27.0 million of the change in liquid assets is due to non-cash expenses that are reflected in net income, changes in non broker-dealer working capital due to timing of income tax and other payments, and other miscellaneous changes in excess regulatory net capital.

Cash Flow
Cash provided by operating activities was $79.1 million for the first quarter of fiscal 2005, compared to $176.2 million for the first quarter of fiscal 2004. The decrease was primarily due to changes in broker-dealer working capital, partially offset by higher net income in the first quarter of fiscal 2005.
Cash used in investing activities was $2.0 million for the first quarter of fiscal 2005, compared to $2.3 million for the first quarter of fiscal 2004. The cash used in investing activities in the first quarter of fiscal 2005 consisted of $17.5 million paid in the acquisition of the online retail client accounts of JB Oxford & Company and $2.5 million of capital expenditures, partially offset by $18.0 million of proceeds from the sale of short-term investments. We paid the remaining $8.4 million of the JB Oxford purchase price in January 2005.
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

We originally designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. The forward contracts were expected to be perfectly effective hedges against changes in the cash flows associated with the forecasted future sales outside the price ranges of the collars. Accordingly, all changes in the fair value of the embedded collars were previously recorded in other comprehensive income, net of income taxes. As discussed in Note 12 to the condensed consolidated financial statements, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the condensed consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives. As of December 31, 2004 and September 24, 2004, the total fair value of the embedded collars was approximately $41.7 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in the Condensed Consolidated Statements of Operations.
The $35.5 million of cash received on the forward contracts is accounted for as an obligation on the Condensed Consolidated Balance Sheet. We are accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of each forward contract, the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold will be reclassified from other comprehensive income into earnings.
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
During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The embedded collars also have exposure to market price risk based on changes in the value of the underlying Knight shares. We originally designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As discussed in Note 12 to the condensed consolidated financial statements, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the condensed consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives. As of December 31, 2004 and September 24, 2004, the fair value of the embedded collars was approximately $41.7 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet. The potential loss in fair value of the embedded collars resulting from a hypothetical 10 percent adverse change in price of the underlying Knight shares quoted by the stock exchanges was approximately $4.2 million at December 31, 2004. Because the embedded collars did not qualify for cash flow hedge accounting, changes in the fair value of the embedded collars are recognized in the statement of operations, along with the related income tax effects, while any offsetting changes in the fair value of the underlying Knight stock, which is classified as an available-for-sale investment, are recorded in other comprehensive income, net of income taxes.
Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.
Item 4. — Controls and Procedures
In connection with the preparation of this Form 10-Q/A, management, including the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. As part of the reevaluation, management considered the following matter.
During 2005, the Company had discussions with the Staff of the SEC regarding the accounting for and disclosure of its prepaid variable forward contracts on its Knight shares. As a result of these discussions, on November 15, 2005, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment. The Company has restated its condensed consolidated balance sheets, statements of operations, statements of cash flows and notes thereto to account for the embedded collars as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes.
Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2004.
The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to derivative instruments and hedging documentation. Once this review is complete, the Company intends to implement any changes required to remediate any identified deficiencies.
As part of the Company’s original evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004, the Company also considered the following matter. On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program (the “Program”) available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staffs’ view is that Ameritrade, Inc. did not for regulatory purposes effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. informed the Staffs that it believes that the free credit balances were effectively transferred to the Program Banks in accordance with well-established banking law, that the accounts held at the Program Banks were the obligations of the Program Banks to each client and not obligations of Ameritrade, Inc., that the FDIC insurance passed through to each client in accordance with FDIC regulations and that it has been in compliance with Rule 15c3-1.
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
Item 1. — Legal Proceedings
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

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
September 25, 2004 — October 29, 2004	1,350,000	$12.08	1,350,000	26,282,338
October 30, 2004 — November 26, 2004	950,000	$13.84	950,000	25,332,338
November 27, 2004 — December 31, 2004	1,200,000	$14.11	1,200,000	24,132,338

Total — Three months ended December 31, 2004	3,500,000	$13.25	3,500,000	24,132,338

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

Item 6. — Exhibits
3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

10.1	First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 13, 2004, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on February 8, 2005)

10.2	Summary of Fiscal 2005 Performance Criteria, Ameritrade Holding Corporation 2002 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on February 8, 2005)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 18, 2005

Ameritrade Holding Corporation

(Registrant)

by:	/s/ Joseph H. Moglia

Joseph H. Moglia Chief Executive Officer (Principal Executive Officer)

by:	/s/ John R. MacDonald

John R. MacDonald Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)