Form 10-Q/A
period 2005-03-25
AMERITRADE HOLDING CORP
filed 2005-11-18
CIK 1173431

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
Item 1. — Financial Statements
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
As discussed in Note 12, the accompanying March 25, 2005 and March 26, 2004 condensed consolidated financial statements have been restated.
/s/ Deloitte & Touche LLP
April 29, 2005 (November 17, 2005 as to the effects of the restatement discussed in Note 12)
Omaha, Nebraska

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 25,	September 24,
	2005*	2004
ASSETS
Cash and cash equivalents	$189,719	$137,392
Short-term investments	64,375	17,950
Cash and investments segregated in compliance with federal regulations	7,451,482	7,802,575
Receivable from brokers, dealers and clearing organizations	3,748,132	2,818,726
Receivable from clients and correspondents — net of allowance for doubtful accounts	3,695,574	3,100,572
Property and equipment — net of accumulated depreciation and amortization	29,258	29,870
Goodwill	770,243	770,094
Acquired intangible assets — net of accumulated amortization	266,832	247,052
Investments in equity securities	79,264	73,759
Other assets	60,029	279,031

Total assets	$16,354,908	$15,277,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$4,620,697	$3,441,802
Payable to clients and correspondents	10,067,345	10,322,539
Accounts payable and accrued liabilities	197,613	146,108
Prepaid variable forward derivative instrument	31,407	28,738
Prepaid variable forward contract obligation	38,635	37,803
Deferred income taxes	90,755	89,123

Total liabilities	15,046,452	14,066,113

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,193,740	1,195,218
Retained earnings	474,769	312,989
Treasury stock, Common, at cost — Mar. 25, 2005 — 32,912,997 shares; Sept. 24, 2004 — 27,871,600 shares	(413,479)	(346,060)
Deferred compensation	928	993
Accumulated other comprehensive income	48,147	43,417

Total stockholders’ equity	1,308,456	1,210,908

Total liabilities and stockholders’ equity	$16,354,908	$15,277,021

*	The Condensed Consolidated Balance Sheet as of March 25, 2005 has been restated. See Note 12.
See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2005*	2004*	2005*	2004*
Revenues:
Commissions and clearing fees	$127,973	$169,127	$281,519	$321,405

Interest revenue	116,301	66,011	229,402	128,843
Brokerage interest expense	30,169	8,836	54,849	18,165

Net interest revenue	86,132	57,175	174,553	110,678
Other	18,400	20,562	38,415	41,221

Net revenues	232,505	246,864	494,487	473,304

Expenses:
Employee compensation and benefits	42,850	43,912	86,839	78,205
Clearing and execution costs	6,371	6,770	12,900	15,895
Communications	9,450	11,185	18,896	20,447
Occupancy and equipment costs	9,588	9,923	20,593	21,360
Depreciation and amortization	5,374	5,604	11,646	11,561
Professional services	9,208	8,716	18,775	15,096
Interest on borrowings	449	557	1,006	1,394
Gain on disposal of property	(148)	(196)	(246)	(376)
Other	5,160	5,042	9,107	11,350
Advertising	27,525	30,152	50,635	53,218
Unrealized fair value adjustments of derivative instruments	(10,336)	(17,576)	2,669	7,558

Total expenses	105,491	104,089	232,820	235,708

Pre-tax income	127,014	142,775	261,667	237,596
Provision for income taxes	49,643	51,814	99,887	89,779

Net income	$77,371	$90,961	$161,780	$147,817

Basic earnings per share	$0.19	$0.22	$0.40	$0.35
Diluted earnings per share	$0.19	$0.21	$0.39	$0.34

Weighted average shares outstanding — basic	402,833	420,821	404,357	423,272
Weighted average shares outstanding — diluted	410,674	431,296	412,840	433,548

*	The Condensed Consolidated Statements of Operations have been restated. See Note 12.
See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	March 25, 2005*	March 26, 2004*
Cash flows from operating activities:
Net income	$161,780	$147,817
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,832	5,685
Amortization of acquired intangible assets	6,814	5,876
Deferred income taxes	(439)	(4,625)
Gain on disposal of property	(246)	(376)
Unrealized fair value adjustments of derivative instruments	2,669	7,558
Loss on debt retirement	—	791
Other non-cash expenses, net	1,714	1,383
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	351,093	574,041
Brokerage receivables	(1,524,386)	(1,435,859)
Other assets	219,009	3,089
Brokerage payables	923,701	869,809
Accounts payable and accrued liabilities	54,479	37,036

Net cash flows from operating activities	201,020	212,225

Cash flows from investing activities:
Purchase of property and equipment	(4,655)	(4,488)
Proceeds from sale of property and equipment	—	15
Cash paid in business combinations, net	(25,919)	(56,350)
Purchase of short-term investments	(92,475)	(55,975)
Proceeds from sale of short-term investments	46,050	46,975
Proceeds from sale of investments in equity securities	807	—
Purchase of investments in equity securities	—	(36)

Net cash flows from investing activities	(76,192)	(69,859)

Cash flows from financing activities:
Proceeds from notes payable	280,000	8,500
Principal payments on notes payable	(280,000)	(46,828)
Proceeds from exercise of stock options	4,075	11,216
Purchase of treasury stock	(76,875)	(172,246)
Payments received on stockholder loans	—	428

Net cash flows from financing activities	(72,800)	(198,930)

Effect of exchange rate changes on cash and cash equivalents	299	(38)

Net increase (decrease) in cash and cash equivalents	52,327	(56,602)
Cash and cash equivalents at beginning of period	137,392	248,623

Cash and cash equivalents at end of period	$189,719	$192,021

Supplemental cash flow information:
Interest paid	$51,470	$7,288
Income taxes paid	$43,608	$49,201
Tax benefit on exercise of stock options	$3,134	$11,069

*	The Condensed Consolidated Statements of Cash Flows have been restated. See Note 12.
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

The following table summarizes the Company’s investments in equity securities, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects:

	March 25,	September 24,
	2005	2004	Difference
Assets
Investment in Knight	$76,069	$72,827	$3,242
Investment in The Nasdaq Stock Market, Inc. (1)	—	447	(447)
Investment in International Securities Exchange, Inc.	3,157	447	2,710

Total marketable equity securities	79,226	73,721	5,505
Other investments in equity securities	38	38	—

Total investments in equity securities	$79,264	$73,759	$5,505

Liabilities
Prepaid variable forward derivative instrument	$(31,407)	$(28,738)	$(2,669)

Prepaid variable forward contract obligation	$(38,635)	$(37,803)	$(832)

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(30,049)	$(27,958)	$(2,091)
Derivative instrument	12,092	11,208	884

Deferred income taxes on unrealized (gains)/losses, net	$(17,957)	$(16,750)	$(1,207)

(1)	The Company sold its investment in Nasdaq in March 2005 for approximately $807,000, resulting in a realized pre-tax loss on the sale of approximately $48,000.
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

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2005	2004	2005	2004
Net income, as reported	$77,371	$90,961	$161,780	$147,817
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	217	6	465	8
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(2,881)	(3,398)	(6,859)	(7,187)

Pro forma net income	$74,707	$87,569	$155,386	$140,638

Basic earnings per share:
As reported	$0.19	$0.22	$0.40	$0.35
Pro forma	$0.19	$0.21	$0.38	$0.33

Diluted earnings per share:
As reported	$0.19	$0.21	$0.39	$0.34
Pro forma	$0.18	$0.20	$0.38	$0.32

8. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2005	2004	2005	2004
Net income	$77,371	$90,961	$161,780	$147,817

Weighted average shares outstanding — basic	402,833	420,821	404,357	423,272
Effect of dilutive securities:
Stock options	7,821	10,456	8,462	10,254
Deferred compensation shares	20	19	21	22

Weighted average shares outstanding — diluted	410,674	431,296	412,840	433,548

Earnings per share — basic	$0.19	$0.22	$0.40	$0.35
Earnings per share — diluted	$0.19	$0.21	$0.39	$0.34
9. COMMITMENTS AND CONTINGENCIES
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

	Three Months Ended March 25, 2005			Six Months Ended March 25, 2005
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$142,294	$4,079	$146,373	$311,001	$8,933	$319,934
Interest revenue, net	84,258	1,874	86,132	170,995	3,558	174,553

Net revenues	$226,552	$5,953	$232,505	$481,996	$12,491	$494,487

Pre-tax income (loss)	$121,197	$5,817	$127,014	$264,839	$(3,172)	$261,667

	Three Months Ended March 26, 2004			Six Months Ended March 26, 2004
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$182,577	$7,112	$189,689	$351,652	$10,974	$362,626
Interest revenue, net	54,628	2,547	57,175	106,844	3,834	110,678

Net revenues	$237,205	$9,659	$246,864	$458,496	$14,808	$473,304

Pre-tax income (loss)	$128,060	$14,715	$142,775	$252,165	$(14,569)	$237,596

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
11. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Net income	$77,371	$90,961	$161,780	$147,817

Other comprehensive income (loss):
Net unrealized holding gains (losses) on investment securities available-for-sale arising during the period	(7,772)	(17,226)	6,312	8,801
Adjustment for deferred income taxes on net unrealized holding gains/losses	2,991	7,869	(2,073)	(2,543)
Reclassification adjustment for realized loss on investment securities included in net income, net of tax	30	—	30	—
Foreign currency translation adjustment	(1,165)	(164)	461	(65)

Total other comprehensive income (loss), net of tax	(5,916)	(9,521)	4,730	6,193

Comprehensive income	$71,455	$81,440	$166,510	$154,010

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

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 25, 2005		March 26, 2004		March 25, 2005		March 26, 2004
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
Statement of Operations Information:	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Unrealized fair value adjustments of derivative instruments	$—	$(10,336)	$—	$(17,576)	$—	$2,669	$—	$7,558
Total expenses	115,827	105,491	121,665	104,089	230,151	232,820	228,150	235,708
Pre-tax income	116,678	127,014	125,199	142,775	264,336	261,667	245,154	237,596
Provision for income taxes	45,664	49,643	44,241	51,814	100,771	99,887	92,260	89,779
Net income	71,014	77,371	80,958	90,961	163,565	161,780	152,894	147,817

Earnings per share — basic	$0.18	$0.19	$0.19	$0.22	$0.40	$0.40	$0.36	$0.35
Earnings per share — diluted	0.17	0.19	0.19	0.21	0.40	0.39	0.35	0.34

	March 25, 2005
	As
	Previously	As
Balance Sheet Information:	Reported	Restated
Retained earnings	$494,084	$474,769
Accumulated other comprehensive income	28,832	48,147
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
Net new accounts or Net account growth — The number of new client accounts (funded and unfunded) opened in a specified period minus the number of client accounts closed in the same period.
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
The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Six months ended
	March 25, 2005		March 26, 2004		March 25, 2005		March 26, 2004
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$144,055	62.0%	$155,155	62.9%	$314,725	63.6%	$297,996	63.0%
Less:
Advertising	(27,525)	(11.8%)	(30,152)	(12.2%)	(50,635)	(10.2%)	(53,218)	(11.2%)
Gain on disposal of property	148	0.1%	196	0.1%	246	0.0%	376	0.1%
Unrealized fair value adjustments of derivative instruments	10,336	4.4%	17,576	7.1%	(2,669)	(0.5%)	(7,558)	(1.6%)

Pre-tax income	$127,014	54.6%	$142,775	57.8%	$261,667	52.9%	$237,596	50.2%

EBITDA	$132,837	57.1%	$148,936	60.3%	$274,319	55.5%	$250,551	52.9%
EBITDA
Less:
Depreciation and amortization	(5,374)	(2.3%)	(5,604)	(2.3%)	(11,646)	(2.4%)	(11,561)	(2.4%)
Interest on borrowings	(449)	(0.2%)	(557)	(0.2%)	(1,006)	(0.2%)	(1,394)	(0.3%)

Pre-tax income	$127,014	54.6%	$142,775	57.8%	$261,667	52.9%	$237,596	50.2%

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

Consolidated Statements of Operations Data
The following table summarizes certain data from our Condensed Consolidated Statements of Operations for analysis purposes (in millions, except percentages and interest days):

	Three months ended		%	Six months ended		%
	Mar. 25, 2005	Mar. 26, 2004	Change	Mar. 25, 2005	Mar. 26, 2004	Change
Revenues:
Commissions and clearing fees	$128.0	$169.1	(24%)	$281.5	$321.4	(12%)
Interest revenue	116.3	66.0	76%	229.4	128.8	78%
Brokerage interest expense	30.2	8.8	241%	54.8	18.2	202%

Net interest revenue	86.1	57.2	51%	174.6	110.7	58%
Other	18.4	20.6	(11%)	38.4	41.2	(7%)

Net revenues	232.5	246.9	(6%)	494.5	473.3	4%

Expenses:
Employee compensation and benefits	42.9	43.9	(2%)	86.8	78.2	11%
Clearing and execution costs	6.4	6.8	(6%)	12.9	15.9	(19%)
Communications	9.5	11.2	(16%)	18.9	20.4	(8%)
Occupancy and equipment costs	9.6	9.9	(3%)	20.6	21.4	(4%)
Depreciation and amortization	5.4	5.6	(4%)	11.6	11.6	1%
Professional services	9.2	8.7	6%	18.8	15.1	24%
Interest on borrowings	0.4	0.6	(19%)	1.0	1.4	(28%)
Gain on disposal of property	(0.1)	(0.2)	(24%)	(0.2)	(0.4)	(35%)
Other	5.2	5.0	2%	9.1	11.4	(20%)
Advertising	27.5	30.2	(9%)	50.6	53.2	(5%)
Unrealized fair value adjustments of derivative instruments	(10.3)	(17.6)	(41%)	2.7	7.6	(65%)

Total expenses	105.5	104.1	1%	232.8	235.7	(1%)

Pre-tax income	127.0	142.8	(11%)	261.7	237.6	10%
Provision for income taxes	49.6	51.8	(4%)	99.9	89.8	11%

Net income	$77.4	$91.0	(15%)	$161.8	$147.8	9%

Other information:
Number of interest days in period	84	86	(2%)	182	182	0%
Effective income tax rate	39.1%	36.3%		38.2%	37.8%
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
Unrealized fair value adjustments of derivative instruments decreased 41 percent due to fluctuations in the market price of the Knight stock underlying our prepaid variable forward contracts. As discussed in Note 12 to the condensed consolidated financial statements, we have restated our condensed consolidated financial statements to reflect the embedded collars within our prepaid variable forward contracts on our Knight shares as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes. We expect that accounting for the embedded collars as non-hedging derivatives will result in increased volatility in our results of operations, as fluctuations in the market price of the underlying Knight shares will result in changes in the fair value of the embedded collars being recorded in the statement of operations.
Our effective income tax rate was approximately 39 percent for the second quarter of fiscal 2005 compared to approximately 36 percent for the second quarter of fiscal 2004. During the second quarter of fiscal 2004, we recorded an adjustment to our net deferred income tax liabilities to apply a lower expected tax rate due to the Datek integration resulting in a larger percentage of our payroll and assets being located in lower income tax states such as Nebraska and Texas as opposed to higher income tax states such as New York and New Jersey. The adjustment resulted in a lower than normal effective tax rate for the second quarter of fiscal 2004. We expect our effective income tax rate for the remainder of fiscal 2005 to range between 38.5 percent and 39 percent.
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
Unrealized fair value adjustments of derivative instruments decreased 65 percent due to fluctuations in the market price of the Knight stock underlying our prepaid variable forward contracts.
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
The increase in liquid assets from September 24, 2004 to March 25, 2005 is primarily due to the impact of curing the FDIC-insured deposit sweep program regulatory matter of $85.4 million and net income of $161.8 million, partially offset by an increase in aggregate debit items that resulted in increased regulatory net capital required of $29.0 million, cash used in investing and financing activities, excluding short-term investments, of $102.6 million (see “Cash Flow” below) and the impact of a net capital calculation issue discussed in the following paragraph of $92.6 million. The remaining $73.3 million of the increase in liquid assets is due to increased non broker-dealer working capital due to timing of income tax and other payments, non-cash gains and expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital.
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
During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The embedded collars also have exposure to market price risk based on changes in the value of the underlying Knight shares. We originally designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As discussed in Note 12 to the condensed consolidated financial statements, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the condensed consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives. As of March 25, 2005 and September 24, 2004, the fair value of the embedded collars was approximately $31.4 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet. The potential loss in fair value of the embedded collars resulting from a hypothetical 10 percent adverse change in price of the underlying Knight shares quoted by the stock exchanges was approximately $3.1 million at March 25, 2005. Because the embedded collars did not qualify for cash flow hedge accounting, changes in the fair value of the embedded collars are recognized in the statement of operations, along with the related income tax effects, while any offsetting changes in the fair value of the underlying Knight stock, which is classified as an available-for-sale investment, are recorded in other comprehensive income, net of income taxes.
Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.
Item 4. — Controls and Procedures
In connection with the preparation of this Form 10-Q/A, management, including the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 25, 2005. As part of the reevaluation, management considered the following matter.
During 2005, the Company had discussions with the Staff of the SEC regarding its prepaid variable forward contracts on its Knight shares. As a result of these discussions, on November 15, 2005, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment. The Company has restated its condensed consolidated balance sheets, statements of operations, statements of cash flows and notes thereto to account for the embedded collars as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes.
Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 25, 2005.

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

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2005 — January 28, 2005	1,200,000	$12.75	1,200,000	22,932,338
January 29, 2005 — February 25, 2005	1,317,995	$11.52	1,317,995	21,614,343
February 26, 2005 — March 25, 2005	—	N/A	—	21,614,343

Total — Three months ended March 25, 2005	2,517,995	$12.11	2,517,995	21,614,343

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
The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2005, was approved as follows:

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
352,518,709	8,388,565	110,098
Item 6. — Exhibits
3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

10.1	Extension to Executive Employment Agreement, effective as of March 1, 2005, between Michael R. Feigeles and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2005)

10.2	Separation and Release Agreement, dated as of March 4, 2005, between Michael R. Feigeles and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2005)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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