Form 10-Q/A
period 2005-06-24
AMERITRADE HOLDING CORP
filed 2005-11-18
CIK 1173431

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
___________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes ☑   No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☑   No ☐
As of July 15, 2005, there were 404,771,569 outstanding shares of the registrant’s Common Stock.

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
As discussed in Note 12, the accompanying June 24, 2005 and June 25, 2004 condensed consolidated financial statements have been restated.
/s/ Deloitte & Touche LLP
Omaha, Nebraska
July 22, 2005 (November 17, 2005 as to the effects of the restatement discussed in Note 12)

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 24,	September 24,
	2005*	2004
ASSETS

Cash and cash equivalents	$267,316	$137,392
Short-term investments	20,000	17,950
Cash and investments segregated in compliance with federal regulations	7,757,897	7,802,575
Receivable from brokers, dealers and clearing organizations	3,837,529	2,818,726
Receivable from clients and correspondents — net of allowance for doubtful accounts	3,440,170	3,100,572
Property and equipment — net of accumulated depreciation and amortization	28,292	29,870
Goodwill	769,347	770,094
Acquired intangible assets — net of accumulated amortization	263,426	247,052
Investments in equity securities	64,583	73,759
Other assets	57,311	279,031

Total assets	$16,505,871	$15,277,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$4,563,519	$3,441,802
Payable to clients and correspondents	10,251,193	10,322,539
Accounts payable and accrued liabilities	143,581	146,108
Prepaid variable forward derivative instrument	16,912	28,738
Prepaid variable forward contract obligation	39,058	37,803
Deferred income taxes	89,485	89,123

Total liabilities	15,103,748	14,066,113

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,182,943	1,195,218
Retained earnings	558,355	312,989
Treasury stock, Common, at cost — June 24, 2005 - 30,554,697 shares; Sept. 24, 2004 - 27,871,600 shares	(383,423)	(346,060)
Deferred compensation	941	993
Accumulated other comprehensive income	38,956	43,417

Total stockholders’ equity	1,402,123	1,210,908

Total liabilities and stockholders’ equity	$16,505,871	$15,277,021

* The Condensed Consolidated Balance Sheet as of June 24, 2005 has been restated. See Note 12.
See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005*	2004*	2005*	2004*
Revenues:
Commissions and clearing fees	$113,077	$136,231	$394,596	$457,635
Interest revenue	137,396	71,302	366,797	200,144
Brokerage interest expense	38,678	8,604	93,526	26,768

Net interest revenue	98,718	62,698	273,271	173,376

Other	22,559	21,063	60,973	62,285

Net revenues	234,354	219,992	728,840	693,296

Expenses:
Employee compensation and benefits	43,972	40,384	130,811	118,588
Clearing and execution costs	7,181	8,260	20,081	24,155
Communications	8,307	10,936	27,203	31,382
Occupancy and equipment costs	12,424	10,720	33,018	32,080
Depreciation and amortization	5,897	5,897	17,543	17,458
Professional services	7,947	8,957	26,722	24,053
Interest on borrowings	497	565	1,503	1,959
Loss/(gain) on disposal of property	26	(199)	(220)	(575)
Other	4,041	5,254	13,146	16,607
Advertising	21,672	27,197	72,307	80,414
Unrealized fair value adjustments of derivative instruments	(14,495)	(17,675)	(11,826)	(10,117)

Total expenses	97,469	100,296	330,288	336,004

Pre-tax income	136,885	119,696	398,552	357,292
Provision for income taxes	53,299	46,656	153,186	136,435

Net income	$83,586	$73,040	$245,366	$220,857

Basic earnings per share	$0.21	$0.18	$0.61	$0.53
Diluted earnings per share	$0.20	$0.17	$0.60	$0.51

Weighted average shares outstanding — basic	403,017	415,252	403,911	420,599
Weighted average shares outstanding — diluted	411,074	424,002	412,250	430,386

* The Condensed Consolidated Statements of Operations have been restated. See Note 12.
See notes to condensed consolidated financial statements.

Ameritrade Holding Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	June 24, 2005*	June 25, 2004*
Cash flows from operating activities:
Net income	$245,366	$220,857
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,324	8,469
Amortization of acquired intangible assets	10,219	8,989
Deferred income taxes	3,998	3,404
Gain on disposal of property	(220)	(575)
Unrealized fair value adjustments of derivative instruments	(11,826)	(10,117)
Loss on debt retirement	—	791
Other non-cash expenses, net	2,666	1,825
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	44,678	187,641
Brokerage receivables	(1,358,386)	(1,030,228)
Other assets	221,727	(239,356)
Brokerage payables	1,050,371	1,129,936
Accounts payable and accrued liabilities	9,237	(16,199)

Net cash flows from operating activities	225,154	265,437

Cash flows from investing activities:
Purchase of property and equipment	(6,217)	(6,011)
Proceeds from sale of property and equipment	—	15
Cash paid in business combinations, net	(25,919)	(56,350)
Purchase of short-term investments	(246,625)	(55,975)
Proceeds from sale of short-term investments	244,575	55,975
Proceeds from sale of investments in equity securities	807	—
Purchase of investments in equity securities	(185)	(36)

Net cash flows from investing activities	(33,564)	(62,382)

Cash flows from financing activities:
Proceeds from notes payable	280,000	42,500
Principal payments on notes payable	(280,000)	(89,328)
Proceeds from exercise of stock options	15,281	13,103
Purchase of treasury stock	(77,229)	(288,633)
Payments received on stockholder loans	—	428

Net cash flows from financing activities	(61,948)	(321,930)

Effect of exchange rate changes on cash and cash equivalents	282	8

Net increase (decrease) in cash and cash equivalents	129,924	(118,867)

Cash and cash equivalents at beginning of period	137,392	248,623

Cash and cash equivalents at end of period	$267,316	$129,756

Supplemental cash flow information:
Interest paid	$87,776	$29,142
Income taxes paid	$131,318	$128,672
Tax benefit on exercise of stock options	$11,885	$12,154

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
The following table summarizes the Company’s investments in equity securities, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects:

	June 24,	September 24,
	2005	2004	Difference
Assets
Investment in Knight	$61,440	$72,827	$(11,387)
Investment in The Nasdaq Stock Market, Inc. (1)	—	447	(447)
Investment in International Securities Exchange, Inc.	2,920	447	2,473

Total marketable equity securities	64,360	73,721	(9,361)
Other investments	223	38	185

Total investments in equity securities	$64,583	$73,759	$(9,176)

Liabilities
Prepaid variable forward derivative instrument	$(16,912)	$(28,738)	$11,826

Prepaid variable forward contract obligation	$(39,058)	$(37,803)	$(1,255)

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(24,325)	$(27,958)	$3,633
Derivative instrument	6,511	11,208	(4,697)

Deferred income taxes on unrealized (gains)/losses, net	$(17,814)	$(16,750)	$(1,064)

(1)	The Company sold its investment in Nasdaq in March 2005 for approximately $807,000, resulting in a realized pre-tax loss on the sale of approximately $48,000.

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

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Net income, as reported	$83,586	$73,040	$245,366	$220,857
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	323	16	788	24
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(1,601)	(3,665)	(8,460)	(10,971)

Pro forma net income	$82,308	$69,391	$237,694	$209,910

Basic earnings per share:
As reported	$0.21	$0.18	$0.61	$0.53
Pro forma	$0.20	$0.17	$0.59	$0.50

Diluted earnings per share:
As reported	$0.20	$0.17	$0.60	$0.51
Pro forma	$0.20	$0.16	$0.58	$0.49
8. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Net income	$83,586	$73,040	$245,366	$220,857

Weighted average shares outstanding — basic	403,017	415,252	403,911	420,599
Effect of dilutive securities:
Stock options	8,036	8,730	8,318	9,766
Deferred compensation shares	21	20	21	21

Weighted average shares outstanding — diluted	411,074	424,002	412,250	430,386

Earnings per share — basic	$0.21	$0.18	$0.61	$0.53
Earnings per share — diluted	$0.20	$0.17	$0.60	$0.51
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

	Three Months Ended June 24, 2005			Nine Months Ended June 24, 2005
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$131,159	$4,477	$135,636	$442,159	$13,410	$455,569
Interest revenue, net	96,102	2,616	98,718	267,097	6,174	273,271

Net revenues	$227,261	$7,093	$234,354	$709,256	$19,584	$728,840

Pre-tax income (loss)	$126,840	$10,045	$136,885	$391,679	$6,873	$398,552

	Three Months Ended June 25, 2004			Nine Months Ended June 25, 2004
	Private Client	All		Private Client	All
	Division	Other	Total	Division	Other	Total
Non-interest revenues	$151,972	$5,322	$157,294	$503,606	$16,314	$519,920
Interest revenue, net	60,590	2,108	62,698	167,434	5,942	173,376

Net revenues	$212,562	$7,430	$219,992	$671,040	$22,256	$693,296

Pre-tax income (loss)	$109,446	$10,250	$119,696	$361,611	$(4,319)	$357,292

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
11. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2005	June 25, 2004	June 24, 2005	June 25, 2004
Net income	$83,586	$73,040	$245,366	$220,857

Other comprehensive income (loss):
Net unrealized holding gains (losses) on investment securities available-for-sale arising during the period	(14,866)	(19,116)	(8,554)	(10,315)

Adjustment for deferred income taxes on net unrealized holding gains/losses	5,724	7,455	3,651	4,912

Reclassification adjustment for realized loss on investment securities included in net income, net of tax	—	—	30	—

Foreign currency translation adjustment	(49)	77	412	12

Total other comprehensive income (loss), net of tax	(9,191)	(11,584)	(4,461)	(5,391)

Comprehensive income	$74,395	$61,456	$240,905	$215,466

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

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	June 24, 2005		June 25, 2004		June 24, 2005		June 25, 2004
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
Statement of Operations Information:	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Unrealized fair value adjustments of derivative instruments	$—	$(14,495)	$—	$(17,675)	$—	$(11,826)	$—	$(10,117)
Total expenses	111,964	97,469	117,971	100,296	342,114	330,288	346,121	336,004
Pre-tax income	122,390	136,885	102,021	119,696	386,726	398,552	347,175	357,292
Provision for income taxes	47,718	53,299	39,763	46,656	148,489	153,186	132,023	136,435
Net income	74,672	83,586	62,258	73,040	238,237	245,366	215,152	220,857

Earnings per share — basic	$0.19	$0.21	$0.15	$0.18	$0.59	$0.61	$0.51	$0.53
Earnings per share — diluted	0.18	0.20	0.15	0.17	0.58	0.60	0.50	0.51

	June 24, 2005
	As
	Previously	As
Balance Sheet Information:	Reported	Restated
Retained earnings	$568,756	$558,355
Accumulated other comprehensive income	28,555	38,956
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
The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Nine months ended
	June 24, 2005		June 25, 2004		June 24, 2005		June 25, 2004
Operating Margin	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating margin	$144,088	61.5%	$129,019	58.6%	$458,813	63.0%	$427,014	61.6%
Less:
Advertising	(21,672)	(9.2%)	(27,197)	(12.4%)	(72,307)	(9.9%)	(80,414)	(11.6%)
Gain/(loss) on disposal of property	(26)	(0.0%)	199	0.1%	220	0.0%	575	0.1%
Unrealized fair value adjustments of derivative instruments	14,495	6.2%	17,675	8.0%	11,826	1.6%	10,117	1.5%

Pre-tax income	$136,885	58.4%	$119,696	54.4%	$398,552	54.7%	$357,292	51.5%

EBITDA
EBITDA	$143,279	61.1%	$126,158	57.3%	$417,598	57.3%	$376,709	54.3%
Less:
Depreciation and amortization	(5,897)	(2.5%)	(5,897)	(2.7%)	(17,543)	(2.4%)	(17,458)	(2.5%)
Interest on borrowings	(497)	(0.2%)	(565)	(0.3%)	(1,503)	(0.2%)	(1,959)	(0.3%)

Pre-tax income	$136,885	58.4%	$119,696	54.4%	$398,552	54.7%	$357,292	51.5%

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

Consolidated Statements of Operations Data
The following table summarizes certain data from our Condensed Consolidated Statements of Operations for analysis purposes (in millions, except percentages and interest days):

	Three months ended		%	Nine months ended		%
	June 24, 2005	June 25, 2004	Change	June 24, 2005	June 25, 2004	Change
Revenues:
Commissions and clearing fees	$113.1	$136.2	(17%)	$394.6	$457.6	(14%)

Interest revenue	137.4	71.3	93%	366.8	200.1	83%
Brokerage interest expense	38.7	8.6	350%	93.5	26.8	249%

Net interest revenue	98.7	62.7	57%	273.3	173.4	58%

Other	22.6	21.1	7%	61.0	62.3	(2%)

Net revenues	234.4	220.0	7%	728.8	693.3	5%

Expenses:
Employee compensation and benefits	44.0	40.4	9%	130.8	118.6	10%
Clearing and execution costs	7.2	8.3	(13%)	20.1	24.2	(17%)
Communications	8.3	10.9	(24%)	27.2	31.4	(13%)
Occupancy and equipment costs	12.4	10.7	16%	33.0	32.1	3%
Depreciation and amortization	5.9	5.9	0%	17.5	17.5	0%
Professional services	7.9	9.0	(11%)	26.7	24.1	11%
Interest on borrowings	0.5	0.6	(12%)	1.5	2.0	(23%)
Loss/(gain) on disposal of property	0.0	(0.2)	(113%)	(0.2)	(0.6)	(62%)
Other	4.0	5.3	(23%)	13.1	16.6	(21%)
Advertising	21.7	27.2	(20%)	72.3	80.4	(10%)
Unrealized fair value adjustments of derivative instruments	(14.5)	(17.7)	(18%)	(11.8)	(10.1)	17%

Total expenses	97.5	100.3	(3%)	330.3	336.0	(2%)

Pre-tax income	136.9	119.7	14%	398.6	357.3	12%
Provision for income taxes	53.3	46.7	14%	153.2	136.4	12%

Net income	$83.6	$73.0	14%	$245.4	$220.9	11%

Other information:
Number of interest days in period	91	91	0%	273	273	0%
Effective income tax rate	38.9%	39.0%		38.4%	38.2%
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
Unrealized fair value adjustments of derivative instruments decreased 18 percent due to fluctuations in the market price of the Knight stock underlying our prepaid variable forward contracts. As discussed in Note 12 to the condensed consolidated financial statements, we have restated our condensed consolidated financial statements to reflect the embedded collars within our prepaid variable forward contracts on our Knight shares as non-hedging derivatives. Accordingly, all changes in the fair value of the embedded collars are now recognized in the statement of operations, along with the related income tax effects. Previously, changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes. We expect that accounting for the embedded collars as non-hedging derivatives will result in increased volatility in our results of operations, as fluctuations in the market price of the underlying Knight shares will result in changes in the fair value of the embedded collars being recorded in the statement of operations.
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
Unrealized fair value adjustments of derivative instruments increased 17 percent due to fluctuations in the market price of the Knight stock underlying our prepaid variable forward contracts.
Our effective income tax rate was approximately 38.4 percent for the first nine months of fiscal 2005, compared to 38.2 percent for the first nine months of fiscal 2004. The Datek integration resulted in a larger percentage of our payroll and assets being located in lower income tax states. An adjustment to our net deferred income tax liabilities in fiscal 2004 to apply the lower income tax rate resulted in a lower normal effective income tax rate for the first nine months of that fiscal year.
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
The increase in liquid assets from September 24, 2004 to June 24, 2005 is primarily due to the impact of curing the FDIC-insured deposit sweep program regulatory matter of $85.4 million and net income of $245.4 million, partially offset by an increase in aggregate debit items that resulted in increased regulatory net capital required of $22.3 million, cash used in investing and financing activities, excluding short-term investments, of $93.5 million (see “Cash Flow” below) and the impact of a net capital calculation issue discussed in the following paragraph of $14.7 million. The remaining $14.9 million of the increase in liquid assets is due to increased non broker-dealer working capital due to timing of income tax and other payments, non-cash gains and expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital.
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
During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The embedded collars also have exposure to market price risk based on changes in the value of the underlying Knight shares. We originally designated the forward contracts as cash flow hedges of the forecasted future sales of 7.9 million Knight shares. As discussed in Note 12 to the condensed consolidated financial statements, on November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the condensed consolidated financial statements have been restated to reflect the embedded collars as non-hedging derivatives. As of June 24, 2005 and September 24, 2004, the fair value of the embedded collars was approximately $16.9 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheet. The potential loss in fair value of the embedded collars resulting from a hypothetical 10 percent adverse change in price of the underlying Knight shares quoted by the stock exchanges was approximately $1.7 million at June 24, 2005. Because the embedded collars did not qualify for cash flow hedge accounting, changes in the fair value of the embedded collars are recognized in the statement of operations, along with the related income tax effects, while any offsetting changes in the fair value of the underlying Knight stock, which is classified as an available-for-sale investment, are recorded in other comprehensive income, net of income taxes.

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.
Item 4. – Controls and Procedures
In connection with the preparation of this Form 10-Q/A, management, including the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of June 24, 2005. As part of the reevaluation, management considered the following matter.
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
Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 24, 2005.
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

Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
March 26, 2005 - April 29, 2005	34,466	$10.27	—	21,614,343
April 30, 2005 - May 27, 2005	—	N/A	—	21,614,343
May 28, 2005 - June 24, 2005	—	N/A	—	21,614,343

Total — Three months ended June 24, 2005	34,466	$10.27	—	21,614,343

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
Item 6. — Exhibits

2.1	Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 28, 2005)

3.1	Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2	Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

10.1	Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 28, 2005)

10.2	Voting Agreement among The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, TA Associates and certain of its affiliates, and Silver Lake Partners and certain of its affiliates, dated as of June 22, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 28, 2005)

10.3	Executive Employment Agreement, dated as of May 10, 2005, between Bryce B. Engel and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2005)

10.4	Executive Employment Agreement, dated as of May 10, 2005, between Lawrence Szczech and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on July 22, 2005)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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