Form 10-K
period 2005-09-30
AMERITRADE HOLDING CORP
filed 2005-12-14
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to
Commission file number: 0-49992

Ameritrade Holding Corporation
((Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4211 South 102nd Street,
Omaha, Nebraska 68127
(Address of principal executive offices and zip code)
(402) 331-7856
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Stock — $0.01 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) under the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.6 billion computed by reference to the closing sale price of the stock on the Nasdaq National Market on March 24, 2005, the last trading day of the registrant’s most recently completed second fiscal quarter.
      The number of shares of Common Stock outstanding as of November 25, 2005 was 406,373,588 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Definitive Proxy Statement relating to the registrant’s 2006 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

AMERITRADE HOLDING CORPORATION

      Unless otherwise indicated, references to “we”, “us” or “Company” mean Ameritrade Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended the last Friday of September. The term “GAAP” refers to generally accepted accounting principles in the United States of America.
PART I

Item 1.	Business
      We are a leading provider of securities brokerage services, with online brokerage representing the vast majority of our business. The Company was established in 1971 as a local investment banking firm. The Company began operations as a retail discount securities brokerage firm in 1975.
Retail Securities Brokerage Industry Overview
      The retail brokerage industry is comprised of companies that employ two primary delivery channels: online delivery and offline delivery utilizing registered representatives. The number of client accounts in the online segment of the retail brokerage industry has grown substantially over the past decade. A number of factors have contributed to this growth, including:

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
Operations
      We are a leading provider of securities brokerage services and technology-based financial services to retail investors and business partners, predominantly through the Internet. Our services appeal to a broad market of independent, value conscious retail investors, traders, financial planners and institutions. We use our low-cost platform to offer brokerage services to retail investors and institutions under a low-cost commission structure that is generally simpler than that of most of our major competitors.
      We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access; and commitment on the speed of execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, average daily trading volume and total assets in client accounts. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the Ameritrade brand.
Strategy
      Our business strategy is to continue to capitalize on the projected growth of the online brokerage industry in the United States and leverage our low-cost infrastructure to grow market share and profitability. We strive to enhance the client experience while delivering greater value to stockholders. The key elements of our strategy are as follows:

•	Focus on brokerage services. We plan to maintain our focus on attracting independent and active investors to our online brokerage services. We believe that this focus promotes efficiencies and capitalizes on projected growth in the industry. This focused strategy is designed to allow us to maintain our low operating cost structure and still offer our clients outstanding products and services.

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very robust online experience for investors and traders. Our low-cost, scalable platform provides speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to add a significant number of transactions while incurring minimal additional fixed costs.

•	Continue to be a low-cost provider of quality services. Our operating expense per trade is among the lowest of any of our publicly traded competitors. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating our operations in low-cost geographical areas of the United States. This low fixed-cost infrastructure provides us with significant financial leverage.

•	Continue to offer innovative technologies and service enhancements to our clients. We have been an innovator in our industry over our 30-year history. We continually strive to provide our clients with choice and the ability to customize their trading experience. We provide greater choice by tailoring our features and functionality to meet the specific needs of investors.

•	Continue to aggressively pursue growth through acquisitions. On June 22, 2005, we announced a definitive agreement to acquire the U.S. brokerage business of TD Waterhouse Group, Inc. The proposed transaction will combine highly complementary franchises to create an online retail broker with the scale, breadth and financial strength to be a leading player in the increasingly competitive and consolidating investor services industry. We expect the transaction to close on or around January 24, 2006, subject to regulatory and stockholder approval. See “Proposed Acquisition of TD Waterhouse” below for further information about transaction.

During fiscal 2004, we acquired Bidwell & Company and purchased the retail client accounts of BrokerageAmerica, LLC and Investex Securities Group, Inc. In October 2004, we purchased the retail client accounts of JB Oxford & Company. These acquisitions followed the merger with Datek Online Holdings Corp. (“Datek”) in 2002 and the purchase of National Discount Brokers Corporation (“NDB”) in fiscal 2001. When evaluating potential acquisitions, we look for transactions that will give us financial leverage, technology leverage or increased market share. Our recent acquisitions have helped us achieve a pre-tax margin for fiscal 2005 of 55 percent; the highest of any of our publicly traded major competitors. We intend to continue to be an acquirer by searching for other firms that fit one or more of our criteria.

•	Leverage the Ameritrade brand. We believe that we have a superior brand identity and offering. Our past advertising has established Ameritrade as a significant brand in the online brokerage market.
Proposed Acquisition of TD Waterhouse
      On June 22, 2005, we entered into an Agreement of Sale and Purchase (the “Purchase Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), pursuant to which we agreed to purchase from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse Group, Inc., a Delaware corporation and wholly owned subsidiary of TD (“TD Waterhouse”). Upon the closing of the transaction, we will issue 196,300,000 shares of Company Common Stock and pay $20,000 in cash to TD pursuant to the Purchase Agreement, as amended. The shares of Common Stock issuable to TD will represent approximately 32.6 percent of our outstanding shares after giving effect to the transaction. In connection with the acquisition, the Company will change its name to TD Ameritrade Holding Corporation effective at the completion of the transaction.

      The Purchase Agreement specifies that, prior to the consummation of the Share Purchase, TD Waterhouse will conduct a reorganization in which it will transfer its Canadian retail securities brokerage business and TD Waterhouse Bank, N.A. to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse will retain only its United States retail securities brokerage business. TD Waterhouse will also distribute to TD any excess capital of TD Waterhouse above certain thresholds prior to the consummation of the Share Purchase. The Purchase Agreement further contemplates that we will pay a special cash dividend of $6.00 per share in respect of the shares of our Common Stock outstanding prior to the consummation of the Share Purchase.
      Consummation of the Share Purchase is subject to conditions, including regulatory and stockholder approval and our ability to pay the special cash dividend of $6.00 per share, and is expected to occur on or around January 24, 2006.
      The Purchase Agreement contains certain termination rights for both the Company and TD and further provides that, upon termination of the Purchase Agreement under specified circumstances, we may be required to pay TD a termination fee of $97 million. In connection with the Purchase Agreement, TD was given rights to have its shares registered for resale with the Securities and Exchange Commission (“SEC”), and TD licensed the Company to use the “TD” name in connection with the operation of the TD Ameritrade business. The parties also agreed to establish bank sweep account and mutual fund relationships.
      In connection with the Purchase Agreement, the Company, TD, and J. Joe Ricketts, our Chairman and Founder, and certain of his affiliates also entered into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement sets forth certain governance arrangements and contains various provisions relating to stock ownership, voting, election of directors and other matters. The Stockholders Agreement also contemplates changes to our certificate of incorporation and bylaws to give effect to and facilitate the provisions contained in the Stockholders Agreement.
      In addition, the Company and TD also entered into a stock purchase agreement which provides for the purchase by TD of Ameritrade Canada, Inc. for $60 million in cash. After the consummation of the Share Purchase, we will not compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business).
      In connection with the proposed transaction, Ameritrade filed a definitive proxy statement concerning the transaction with the SEC with a filing date of December 5, 2005. SECURITY HOLDERS OF AMERITRADE ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. Investors and security holders can obtain free copies of the definitive proxy statement and other documents when they become available by contacting Investor Relations at www.amtd.com, or by mail at Ameritrade Investor Relations, 4211 S. 102 Street, Omaha, NE 68127, or by Telephone: 800-237-8692. In addition, documents filed with the SEC by Ameritrade are available free of charge at the SEC’s web site at www.sec.gov.
Client Experience Organization
      In March 2005, we reorganized our corporate and management structure to meet the specific needs of our growing and diverse client base of active traders, long-term investors and registered investment advisors. In connection with the reorganization, we established the Client Experience Organization. The Clearing and Client Service operations for our Private Client Division and Institutional Client Division were combined under one Brokerage Services unit.
Client Offerings
      Our client-centric strategy focuses on maintaining an outside-in perspective. This includes establishing an improved insight into the needs of clients and creating appropriate value propositions for active traders, long-

term investors and registered investment advisors. We have developed strategies aimed at specific client segments, matching tools, information and choices to investor priorities. Our client offerings include:

•	Ameritrade® has historically been our core offering for self-directed retail investors. We offer sophisticated tools and services, including Ameritrade Streamertm, Ameritrade command center, SnapTickettm, Trade Triggerstm, QuoteScopetm and Ameritrade Advanced Analyzertm. We offer Ameritrade Apextm for clients who place an average of five trades per month over a three-month period or have a $100,000 total account value. Apex clients receive free access to services that are normally available on a subscription basis and access to exclusive services and content.

•	Ameritrade Plustm is designed for self-directed clients seeking long-term portfolio management tools and a higher degree of personalized client service. Clients have access to a comprehensive suite of portfolio management tools for long-term investing strategies. Ameritrade Plus leverages the features and functionality obtained through the acquisition of NDB. Clients of Ameritrade Plus with an account value over $5,000 have access to a dedicated account executive.

•	Ameritrade Izonetm serves self-directed traders who are willing to forgo traditional support and service in favor of a purely electronic brokerage experience and lower commissions.

•	Amerivesttm is an online advisory service introduced in October 2004 that tailors a portfolio of Exchange Traded Funds (“ETFs”) to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on a proprietary automated five-step process centered around an investor’s goals and risk tolerance.

•	Ameritrade Advisor Servicestm offers a low-cost alternative for independent financial advisors and independent broker-dealer-affiliated registered investment advisors.

•	Ameritrade Corporate Servicestm provides self-directed brokerage services to employees and executives of corporations, either directly in partnership with the corporation or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants.
Products and Services
      We strive to provide the best value of online brokerage services to our clients. Our products include:

•	Common and preferred stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Exchange Traded Funds. ETFs are baskets of securities (stocks or bonds) that track recognized indexes. They are similar to mutual funds, except they trade the same way that a stock trades, on a stock exchange. We have launched an online resource dedicated to ETFs, offering tools, education and information for active and long-term investors seeking alternatives for pursuing their investment strategies.

•	Option trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our Web site.

•	Mutual funds. Clients can compare and select from a portfolio of over 11,000 mutual funds. Clients can also easily exchange funds within the same mutual fund family.

•	Treasury, corporate, government and municipal bonds. We offer our clients access to a variety of treasury, corporate, government and municipal bonds as well as collateralized mortgage obligations.
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
      Our current capacity for trades is approximately 350,000 trades per day. During fiscal 2005, our clients averaged approximately 156,000 trades per day. Our highest average client trades per day for any single month occurred in January 2004, when clients averaged approximately 254,000 trades per day. Because of the scalability of our system, we believe that we would be able to increase capacity to approximately 600,000 trades per day at an estimated cost of $10 million.
Advertising and Marketing
      We intend to continue to grow and increase our market share by advertising through online avenues, television, print, direct mail and our own Web sites. In October 1997, we launched a national marketing campaign to promote the Ameritrade brand name. Since that date, we have invested heavily in advertising programs designed to bring greater brand recognition to our services. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.
      Advertising for retail clients is generally conducted through Web sites, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications, including The Wall Street Journal, Barron’s and Investor’s Business Daily, and use direct mail advertising. Advertising for institutional clients is significantly less than for private clients and is generally conducted through highly targeted media.
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
Clearing Operations
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
      The market for brokerage services, particularly electronic brokerage services, continues to evolve and is intensely competitive. We have seen a dramatic increase in competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include such brokerage firms as Charles Schwab & Co., Inc., E*TRADE Financial Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms including such full service brokerage firms as Merrill Lynch and Smith Barney as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.
Regulation
      The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the SEC and to be members of NASD or the New York Stock Exchange. As members of NASD, our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of NASD. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiaries. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.
      In its capacity as a securities clearing firm, Ameritrade, Inc. is a member of The Depository Trust & Clearing Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, Ameritrade, Inc. is required to comply with the rules of such clearing agencies, including rules relating to possession and control of client funds and securities, margin lending and execution and settlement of transactions.
      Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve and NASD. In general, these regulations provide that in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower.
Intellectual Property Rights
      Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on numerous methods of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law and have utilized the various methods available to us, including registrations with the Patent and Trademark office for various properties, as well as entry into written licenses and other technology agreements with third parties. We hold two patents, one of which expires in 2019 and the other in 2020. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection. In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or noncompetition agreements with our associates, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Associates
      As of September 30, 2005, we employed 2,052 full-time equivalent employees. The number of employees has increased from 1,961 full-time equivalent employees as of the end of fiscal 2004. None of our employees is covered under a collective bargaining agreement. We believe that our relations with our employees are good.
Financial Information About Segments and Geographic Areas
      See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for financial information about the Company’s segments and geographic areas.
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
      Our corporate headquarters is located in Omaha, Nebraska, and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. Also in the Omaha metropolitan area, we lease approximately 154,000 square feet for the operations center as well as several other locations totaling approximately 11,000 square feet. The leases on these other Omaha-area locations expire on various dates from 2008 through 2009. We lease approximately 140,000 square feet for a second operations center in Ft. Worth, Texas. The Ft. Worth lease expires in January 2015. We also lease smaller administrative and operational facilities in Arizona, California, Illinois, Maryland, Missouri, New Jersey, Oregon, Pennsylvania, Utah, Texas and Ontario, Canada. We believe that our facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings
      Legal — In May 2005, four putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its directors. The plaintiffs, Judith Friedman, Margaret Carroll, Mirfred Partners LLC and Irgun Torah, bring the actions on behalf of themselves and other stockholders of the Company. The complaints allege that defendants breached their fiduciary duties by refusing to consider a merger and acquisition proposal by E*Trade Financial Corporation. The complaints request injunctive relief and unspecified damages. On May 31, 2005, the Court entered an order consolidating the actions under the caption In re Ameritrade Holding Corp. Shareholders Litigation. Under the order, the plaintiffs are to file a consolidated amended complaint and the defendants are not required to respond to the original complaints. The plaintiffs have not yet filed a consolidated amended complaint. The defendants believe that these actions are without merit and intend to vigorously defend against them.
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
      Net Capital Matter — On November 12, 2004, the Company’s broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the

Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification.
      The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staff indicated that Ameritrade, Inc. did not for regulatory purposes effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. was also notified, on November 5, 2004, by the NASD that client funds deposited in the FDIC-insured sweep program should be included in Ameritrade, Inc.’s computation of reserve requirements under Exchange Act Rule 15c3-3. A deposit into Ameritrade, Inc.’s reserve account was made to fund the asserted Rule 15c3-3 requirement effective November 5, 2004.
      Ameritrade, Inc. informed the Staffs that it believed that the free credit balances were effectively transferred to the Program Banks in accordance with well-established banking law, that the accounts held at the Program Banks were the obligations of the Program Banks to each client and not obligations of Ameritrade, Inc., that the FDIC insurance passed through to each client in accordance with FDIC regulations and that it has been in compliance with Rules 15c3-1 and 15c3-3.
      At the direction of the NASD, Ameritrade, Inc. filed a notice describing the asserted net capital deficiency as well as Ameritrade, Inc.’s position on the matter on November 12, 2004 in accordance with Exchange Act Rule 17a-11. Ameritrade, Inc. cured the asserted deficiency the first business day following the notification by causing the transfer of the cash in the FDIC-insured accounts to a money market fund in accounts in the names of the clients. No client funds were lost and the Company believes that the client balances in the FDIC-insured deposit accounts at the Program Banks were, at all times, protected by FDIC insurance on a pass-through basis and no client balance was at risk. Ameritrade, Inc. ceased offering the FDIC-insured product pending NASD review. At the direction of the NASD, Ameritrade, Inc. filed, on December 8, 2004, amended Form X-17A-5 Financial and Operational Combined Uniform Single (FOCUS) Reports for the months of May through September 2004 reflecting the Staffs’ position.
      This matter had no impact on the Company’s results of operations or net cash flows for any period presented.
      On November 14, 2005, the NASD advised the Company that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. The Company intends to submit a response setting forth the reasons the Company believes that NASD should not bring a disciplinary action. If NASD elects to do so, it may seek censures, fines, suspensions or other sanctions. The Company is unable to predict the outcome of this matter.
      Other Regulatory Matters — The Company is in discussions with its regulators about other matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2005.

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

	Common Stock Price

	For the		For the
	Fiscal Year Ended		Fiscal Year Ended
	September 30,		September 24,
	2005		2004

	High	Low	High	Low

First Quarter	$14.61	$11.21	$14.67	$11.16
Second Quarter	$14.38	$10.02	$17.67	$13.40
Third Quarter	$19.00	$9.91	$16.38	$10.25
Fourth Quarter	$22.25	$18.04	$12.73	$9.35
      The closing sale price of our Common Stock as reported on the Nasdaq National Market on November 16, 2005 was $22.17 per share. As of that date there were 646 holders of record of our Common Stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on the results of the broker search for our January 4, 2006 special meeting of stockholders, there are approximately 88,000 beneficial holders of Ameritrade Common Stock.
Dividends
      We have not declared or paid cash dividends on our Common Stock. In connection with our proposed acquisition of TD Waterhouse, we intend to declare a special cash dividend of $6.00 per share. The special dividend will be declared and paid only if sufficient funds are available for the dividend, such declaration and payment is permitted by applicable law and the acquisition of TD Waterhouse is completed. Our Board of Directors has not yet declared the special dividend. With the exception of the special dividend, we currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any other cash dividends in the foreseeable future. Our revolving credit agreement prohibits the payment of cash dividends. We have obtained a waiver to the revolving credit agreement to permit the declaration of the special dividend. The payment of any future dividends will be at the discretion of our Board of Directors, subject to the provisions of the revolving credit agreement and financing agreements that the Company expects to enter into in connection with the payment of the special dividend and the closing of the acquisition of TD Waterhouse, and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the Board of Directors may deem relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      Our Common Stock repurchase program was announced on September 9, 2002. Our Board of Directors authorized the Company to repurchase up to 40 million shares over a two-year period expiring September 9, 2004. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of Common Stock, a 30 million-share increase from the previous authorization. The September 9, 2002 program, as extended, is the only program currently in effect and there were no programs that expired during the period covered by this report. We did not make any repurchases pursuant to the publicly announced program or otherwise during the fourth quarter of fiscal 2005. The maximum number of shares that may yet be purchased under the publicly announced program is 21,614,343. We do not expect to make any repurchases pursuant to the publicly announced program during the first quarter of fiscal 2006.

Item 6.	Selected Financial Data

	Fiscal Year Ended*

	Sept. 30,	Sept. 24,	Sept. 26,	Sept. 27,	Sept. 28,
	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Commissions and clearing fees	$523,985	$560,052	$472,760	$252,526	$269,384
Interest revenue	540,348	278,550	184,175	128,649	208,479
Brokerage interest expense	141,399	41,861	33,192	24,564	60,896

Net interest revenue	398,949	236,689	150,983	104,085	147,583
Other	80,219	83,372	89,511	74,182	37,763

Net revenues	1,003,153	880,113	713,254	430,793	454,730

Expenses:
Employee compensation and benefits	180,579	154,792	172,159	133,897	144,820
Clearing and execution costs	26,317	30,610	35,711	19,086	18,252
Communications	35,663	39,853	41,420	31,429	33,880
Occupancy and equipment costs	43,411	42,353	57,091	57,060	63,661
Depreciation and amortization	24,408	23,224	31,708	27,945	36,033
Professional services	30,630	27,381	31,121	25,753	42,502
Interest on borrowings	1,967	2,581	5,076	5,110	11,067
(Gain)/loss on disposal of property	(428)	1,166	(5,093)	403	999
Other	23,117	16,632	20,298	12,583	11,241
Advertising	92,312	100,364	90,415	72,638	148,009
Unrealized fair value adjustments of derivative instruments	(8,315)	(17,930)	46,668	—	—
Gain on sale of investments	—	—	—	—	(9,692)
Restructuring and asset impairment charges	—	—	5,991	63,406	38,268
Debt conversion expense	—	—	—	—	62,082

Total expenses	449,661	421,026	532,565	449,310	601,122

Pre-tax income (loss)	553,492	459,087	180,689	(18,517)	(146,392)
Provision for (benefit from) income taxes	213,739	176,269	72,048	10,446	(55,215)

Net income (loss)	$339,753	$282,818	$108,641	$(28,963)	$(91,177)

Basic earnings (loss) per share	$0.84	$0.68	$0.25	$(0.13)	$(0.49)
Diluted earnings (loss) per share	$0.82	$0.66	$0.25	$(0.13)	$(0.49)
Weighted average shares outstanding — basic	404,215	417,629	427,376	227,327	185,830
Weighted average shares outstanding — diluted	413,167	426,972	432,480	227,327	185,830

*	Fiscal 2005 was a 53-week year. All other periods presented are 52-week years.

	As of

	Sept. 30,	Sept. 24,	Sept. 26,	Sept. 27,	Sept. 28,
	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$171,064	$137,392	$248,623	$198,398	$24,134
Short-term investments	229,819	17,950	—	—	—
Segregated cash and investments	7,595,359	7,802,575	7,878,421	5,665,109	2,044,257
Receivable from clients and correspondents, net	3,784,688	3,100,572	2,202,170	1,419,469	971,823
Total assets	16,417,110	15,277,021	14,404,268	9,800,841	3,653,871
Payable to clients and correspondents	10,095,837	10,322,539	9,611,243	6,374,644	2,777,916
Long-term obligations	45,736	37,803	82,489	47,645	70,145
Stockholders’ equity	1,518,867	1,210,908	1,235,774	1,098,399	371,433

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, interest rates, stock market fluctuations and changes in client trading activity, increased competition, systems failures and capacity constraints, inability to obtain stockholder or regulatory approval for our planned acquisition of the U.S. brokerage business of TD Waterhouse Group, Inc., delay or failure to close such transaction or to meet the conditions necessary to such closing, the cost or lack of availability of financing necessary to pay the proposed special cash dividend of $6.00 per share, other regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors”. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
      In particular, forward-looking statements contained in this discussion include our expectations regarding: the significant trends that will affect our financial condition and results of operations; the effect of client trading activity on our results of operations; the effect of short-term interest rates on our net interest spread; average commissions and clearing fees per trade; amounts of commissions and clearing fee revenue and net interest revenue; the effect of client trading activity on account maintenance fee revenues; amounts of employee compensation and benefits expense, clearing and execution costs, communications expense, occupancy and equipment costs, depreciation and amortization, professional services, other operating expenses and advertising expenses; the effect of accounting for the embedded collars within our prepaid variable forward contracts on our Knight Capital Group, Inc. (“Knight”) shares as non-hedging derivatives; our evaluation of alternatives with respect to our Knight investment; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; our planned acquisition of the U.S. brokerage business of TD Waterhouse Group, Inc., including our ability to obtain adequate financing for and to pay the proposed special cash dividend; our stock repurchase program; and the impact of recently issued accounting pronouncements.
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
      Basis point — When referring to interest rates, one basis point represents one one-hundredth of one percent.
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
      Clearing accounts — Accounts for which the Company serves as the clearing broker/dealer on behalf of an unaffiliated introducing broker/ dealer. The Company charges a fee to the introducing broker/dealer to process trades in clearing accounts.
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
      Total trades — All client securities trades, which are executed by the Company’s broker/dealer subsidiaries on an agency basis. Total trades are the principal source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, mutual funds and debt instruments. Substantially all trades generate revenue from commissions, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).
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
      Our primary focus is serving retail clients by providing services at low prices that are generally simpler than most of our competitors. Our brokerage clients are able to trade securities with us through a variety of channels, principally the Internet. We provide our clients with investment news and information as well as educational services. We also provide clearing and execution services to our brokerage operations as well as to unaffiliated broker-dealers.
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
      Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, stock-based compensation, group insurance, contributions to benefit programs, recruitment and other related employee costs. Clearing and execution costs include incremental third-party expenses that tend to fluctuate as a result of fluctuations in client accounts or trades. Examples of expenses included in this category are statement and confirmation processing and postage costs and clearing expenses paid to the National Securities Clearing Corporation, option exchanges and other market centers. Communications expense includes telecommunications, other postage, news and quote costs. Occupancy and equipment costs include the costs of leasing and maintaining our office spaces and the lease expenses on computer and other equipment. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of intangible assets.
      Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, marketing and general management issues. Interest on borrowings consists of interest expense on our prepaid variable forward contracts and other borrowings. Other operating expenses include provision for losses, client trade execution price adjustments, travel expenses and other miscellaneous expenses. Advertising costs are expensed as incurred and include production and placement of advertisements in various media, including online, television, print and direct mail. Advertising expenses may increase or decrease significantly from period to period. Unrealized fair value adjustments of derivative instruments consist of changes in the fair value of the embedded collars within our Knight prepaid variable forward contracts.
      We believe that the online securities brokerage market is currently impacted by four significant industry trends that may affect our financial condition and results of operations. First, price is an important component of the value proposition for the online securities brokerage market. This trend has resulted in the implementation of various strategies such as tiered pricing, account maintenance fees, order-handling fees and per share charges. Second, technology has increased in importance, as delivery channels such as the Internet have become more prevalent. The vast majority of our trades and a significant percentage of our client support activities are now placed through electronic media, primarily the Internet. This increased use of electronic media has helped to decrease operating expenses per trade over the past several years and we believe this trend will continue. Third, the increasing recognition of the need for scale and required investment in technology have resulted in consolidation in the industry. Finally, we believe the intense advertising and promotional efforts by our major competitors and us are making it increasingly difficult for new entrants to make a competitive impact without substantial financial resources to invest in building a brand.
      Our fiscal year ends on the last Friday in September. References to fiscal year in this document or in the information incorporated herein by reference are to the approximate twelve-month period ended on any such Friday. For example, “fiscal 2005” refers to the fiscal year ended September 30, 2005.
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

Valuation of goodwill and acquired intangible assets
      We test goodwill for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable. In performing the impairment tests, we utilize quoted market prices of our Common Stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting units based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from our annual impairment tests. We review our acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. We evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. We also evaluate the remaining useful lives of intangible assets each reporting period to determine if events or trends warrant a revision to the remaining period of amortization. We have had no events or trends that have warranted a revision to the originally estimated useful lives.

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
      For example, during fiscal 2003, we entered into a series of prepaid variable forward contracts, which are described later in this Item under the heading “Prepaid Variable Forward Contracts”. We originally designated the forward contracts as cash flow hedges of the forecasted future sales of our investment in Knight common stock. Accordingly, all changes in the fair value of the derivatives were recorded in other comprehensive income, net of income taxes. On November 15, 2005, following discussions with the Staff of the SEC, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and the consolidated financial statements were restated to reflect the embedded collars as non-hedging derivatives.

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
      The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended

	September 30, 2005		September 24, 2004		September 26, 2003

	$	% of Rev.	$	% of Rev.	$	% of Rev.

Operating Margin
Operating margin	$637,061	63.5%	$542,687	61.7%	$318,670	44.7%
Less:
Advertising	(92,312)	(9.2)%	(100,364)	(11.4)%	(90,415)	(12.7)%
Gain/(loss) on disposal of property	428	0.0%	(1,166)	(0.1)%	5,093	0.7%
Unrealized fair value adjustments of derivative instruments	8,315	0.8%	17,930	2.0%	(46,668)	(6.5)%
Restructuring and asset impairment charges	0	0.0%	0	0.0%	(5,991)	(0.8)%

Pre-tax income	$553,492	55.2%	$459,087	52.2%	$180,689	25.3%

EBITDA
EBITDA	$579,867	57.8%	$484,892	55.1%	$217,473	30.5%
Less:
Depreciation and amortization	(24,408)	(2.4)%	(23,224)	(2.6)%	(31,708)	(4.4)%
Interest on borrowings	(1,967)	(0.2)%	(2,581)	(0.3)%	(5,076)	(0.7)%

Pre-tax income	$553,492	55.2%	$459,087	52.2%	$180,689	25.3%

      Our improved pre-tax income, operating margin and EBITDA for fiscal 2005 compared to fiscal 2004 are largely due to increased net interest revenue resulting primarily from increased client margin and credit balances and higher net interest rates earned on such balances, partially offset by decreased revenue from commissions and clearing fees resulting from decreased client trading activity and decreased commissions and clearing fees per trade. More detailed analysis of net revenues and expenses is presented later in this discussion.

Operating Metrics
      Our largest sources of revenue are 1) commissions and clearing fees and 2) net interest revenue. For fiscal 2005, commissions and clearing fees and net interest revenue accounted for 52 percent and 40 percent of our net revenues, respectively. The primary factors driving our revenues from commissions and clearing fees are total client trades and average commissions and clearing fees per trade. The primary factors driving our net interest revenue are average client margin balances, average segregated cash balances, average client credit balances and the average interest rates earned and paid on such balances. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our trading activity and net interest revenue metrics.

Trading Activity Metrics
      The following table sets forth several metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year Ended
				’05 vs. ’04	’04 vs. ’03
	September 30,	September 24,	September 26,	%	%
	2005	2004	2003	Change	Change

Total trades (in millions)	39.94	41.74	35.80	(4)%	17%
Average commissions and clearing fees per trade	$13.12	$13.42	$13.21	(2)%	2%
Average client trades per day	155,696	167,958	143,470	(7)%	17%
Average client trades per account (annualized)	11.0	12.4	11.6	(11)%	7%
Activity rate	4.3%	5.0%	4.7%	(14)%	6%
Trading days	256.5	248.5	249.5	3%	(0)%

Net Interest Revenue Metrics
      The following tables set forth metrics that we use in analyzing net interest revenue:

	Average Balance (millions)
	Fiscal Year Ended			’05 vs. ’04	’04 vs. ’03
				%	%
	2005	2004	2003	Change	Change

Segregated cash	$7,801	$7,572	$6,706	3%	13%
Client margin balances	$3,512	$3,222	$1,588	9%	103%
Client credit balances	$9,482	$8,916	$7,188	6%	24%

	Average Yield/ (Cost)
	Fiscal Year Ended			’05 vs. ’04	’04 vs. ’03
				Yield/Cost	Yield/Cost
	2005	2004	2003	Inc./(Dec.)	Inc./(Dec.)

Segregated cash	2.60%	1.10%	1.20%	1.50%	(0.10)%
Client margin balances	5.81%	4.90%	5.04%	0.91%	(0.14)%
Client credit balances	(0.47)%	(0.15)%	(0.23)%	0.32%	(0.08)%

				’05 vs. ’04	’04 vs. ’03
Securities Lending Activity (In millions):	2005	2004	2003	$ Change	$ Change

Interest revenue	$113.4	$32.7	$25.2	$80.7	$7.5
Brokerage interest expense	(95.6)	(26.8)	(16.4)	(68.8)	(10.4)

Net interest revenue	$17.8	$5.9	$8.8	$11.9	$(2.9)

Client Account and Client Asset Metrics
      The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year Ended

	September 30,	September 24,	September 26,
	2005	2004	2003

Qualified accounts (beginning of period)	1,677,000	1,520,000	1,211,000
Qualified accounts (end of period)	1,735,000	1,677,000	1,520,000
Percentage increase (decrease) during period	3%	10%	26%
Total accounts (beginning of period)	3,520,000	3,171,000	3,001,000
Total accounts (end of period)	3,717,000	3,520,000	3,171,000
Percentage increase (decrease) during period	6%	11%	6%
Client assets (beginning of period, in billions)	$68.8	$54.8	$33.9
Client assets (end of period, in billions)	$83.3	$68.8	$54.8
Percentage increase (decrease) during period	21%	26%	62%

Consolidated Statements of Operations Data
      The following table summarizes certain data from our Consolidated Statements of Operations for analysis purposes (in millions, except percentages and interest days):

	Fiscal Year
				’05 vs. ’04	’04 vs. ’03
	2005	2004	2003	% Change	% Change

Revenues:
Commissions and clearing fees	$524.0	$560.1	$472.8	(6)%	18%
Interest revenue	540.3	278.6	184.2	94%	51%
Brokerage interest expense	141.4	41.9	33.2	238%	26%

Net interest revenue	398.9	236.7	151.0	69%	57%
Other	80.2	83.4	89.5	(4)%	(7)%

Net revenues	1,003.2	880.1	713.3	14%	23%

Expenses:
Employee compensation and benefits	180.6	154.8	172.2	17%	(10)%
Clearing and execution costs	26.3	30.6	35.7	(14)%	(14)%
Communications	35.7	39.9	41.4	(11)%	(4)%
Occupancy and equipment costs	43.4	42.4	57.1	2%	(26)%
Depreciation and amortization	24.4	23.2	31.7	5%	(27)%
Professional services	30.6	27.4	31.1	12%	(12)%
Interest on borrowings	2.0	2.6	5.1	(24)%	(49)%
(Gain)/loss on disposal of property	(0.4)	1.2	(5.1)	(137)%	(123)%
Other	23.1	16.6	20.3	39%	(18)%
Advertising	92.3	100.4	90.4	(8)%	11%
Unrealized fair value adjustments of derivative instruments	(8.3)	(17.9)	46.7	(54)%	(138)%
Restructuring and asset impairment charges	—	—	6.0	0%	(100)%

Total expenses	449.7	421.0	532.6	7%	(21)%

Pre-tax income	553.5	459.1	180.7	21%	154%
Provision for income taxes	213.7	176.3	72.0	21%	145%

Net income	$339.8	$282.8	$108.6	20%	160%

Other information:
Number of interest days in period	371	364	364	2%	0%
Effective income tax rate	38.6%	38.4%	39.9%

Note:	Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Statements of Operations amounts.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 24, 2004

Net Revenues
      Commissions and clearing fees decreased six percent, primarily due to a four percent decrease in total trades and a two percent decrease in average commissions and clearing fees per trade. Average trades per day decreased seven percent to 155,696 for fiscal 2005 from 167,958 for fiscal 2004. Average client trades per account were 11.0 during fiscal 2005, compared to 12.4 during fiscal 2004. The decreased revenue resulting from these factors was partially offset by three percent more trading days in fiscal 2005 compared to fiscal 2004, due to fiscal 2005 being a 53-week year. The number of qualified accounts increased three percent to 1.74 million as of September 30, 2005, compared to 1.68 million as of September 24, 2004. Historically, qualified accounts have generated the vast majority of our revenues. Average commissions and clearing fees per trade decreased to $13.12 for fiscal 2005 from $13.42 for fiscal 2004, due primarily to a decrease in our options contract pricing and decreased payment for order flow revenue per trade. In March 2005, we lowered our options contract pricing from $1.50 to $0.75 per contract. We expect average commissions and clearing fees to range from approximately $12.50 to $13.00 per trade during the first quarter of fiscal 2006, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect total revenues from commissions and clearing fees to range from $116 million to $146 million for the first quarter of fiscal 2006, depending on the volume of client trading activity, average commissions and clearing fees per trade and other factors.
      Net interest revenue increased 69 percent, due primarily to an increase of 150 basis points in the average interest rate earned on segregated cash, an increase of 91 basis points in the average interest rate charged on client margin balances, a nine percent increase in average client margin balances, seven more interest days due to fiscal 2005 being a 53-week year and an $11.9 million increase in net interest earned on our securities lending program in fiscal 2005 compared to fiscal 2004. The increased net interest revenue resulting from these factors was partially offset by an increase of 32 basis points in the average interest rate paid on client credit balances in fiscal 2005 from fiscal 2004. We expect net interest revenue to range between $121.8 million and $129.8 million for the first quarter of fiscal 2006.
      Other revenues decreased four percent, due primarily to a decrease in account maintenance, confirm and other fee revenue, partially offset by higher solicitation and tender offer fees and money market fee income. Account maintenance fees are charged based on client assets and trading activity, therefore fluctuations in client assets or trades per account may result in fluctuations in revenues from account maintenance fees. We expect other revenues to range from $17.5 million to $21.5 million for the first quarter of fiscal 2006.

Expenses
      Employee compensation and benefits expense increased 17 percent, due primarily to an increase in full-time equivalent employees to 2,058 at September 30, 2005 from 1,961 at September 24, 2004, increased incentive compensation due to improved financial results, annual merit increases and approximately $5 million of severance costs for departing executives in the fourth quarter of fiscal 2005. We expect total employee compensation and benefits expense to range between $47 million and $48 million for the first quarter of fiscal 2006.
      Clearing and execution costs decreased 14 percent, due primarily to lower client trading volumes, decreased order routing costs resulting from our implementation of a single web architecture trading platform during fiscal 2004 and a non-recurring refund of Nasdaq trading activity fees of approximately $1 million during the first quarter of fiscal 2005. We expect clearing and execution costs to range between $6.5 million and $7.5 million for the first quarter of fiscal 2006, depending largely on the volume of client trading activity.
      Communications expense decreased 11 percent, due primarily to reduced telecommunications costs resulting from contract negotiations in fiscal 2005. We expect communications expense to range between $8.5 million and $9 million for the first quarter of fiscal 2006.
      Occupancy and equipment costs increased two percent, due primarily to costs associated with moving technology employees to a larger facility in New Jersey during the third quarter of fiscal 2005, partially offset by slightly lower computer equipment leasing costs. We expect occupancy and equipment costs to range from approximately $10.8 million to $11.4 million for the first quarter of fiscal 2006.
      Depreciation and amortization increased five percent, due primarily to higher intangible asset amortization in fiscal 2005. We expect depreciation and amortization expense to range from $5.7 million to $6.0 million for the first quarter of fiscal 2006.

      Professional services expense increased 12 percent, due primarily to increased spending on corporate development initiatives in fiscal 2005 and increased legal fees incurred for regulatory matters, partially offset by decreased client communications consulting expenses. We expect professional services expense to range between $7.3 million and $8.0 million for the first quarter of fiscal 2006.
      Other operating expenses increased 39 percent, due primarily to increased bad debt expense during fiscal 2005 and the effect of Datek-related litigation and arbitration matters that were resolved favorably during the fourth quarter of fiscal 2004. We expect other operating expenses to range between $4.8 million and $5.2 million for the first quarter of fiscal 2006.
      Advertising expenses decreased eight percent, as we reduced expenditures in response to lackluster stock market conditions. We expect approximately $24.5 million to $29.5 million of advertising expenditures for the first quarter of fiscal 2006, depending on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
      Unrealized fair value adjustments of derivative instruments consisted of an $8.3 million unrealized gain for fiscal 2005 compared to a $17.9 million unrealized gain for fiscal 2004, due to decreases in the market price of the Knight stock underlying our prepaid variable forward contracts in both fiscal 2005 and fiscal 2004. Because the embedded collars within the prepaid variable forward contracts are accounted for as non-hedging derivatives, changes in the fair value of the embedded collars are recognized in the statement of operations, along with the related income tax effects. Accounting for the embedded collars as non-hedging derivatives results in volatility in our results of operations, as fluctuations in the market price of the underlying Knight shares result in changes in the fair value of the embedded collars being recorded in the statement of operations. We cannot predict changes in the market price of the Knight stock, and accordingly cannot predict future unrealized fair value adjustments of the embedded collars. We are evaluating alternatives with respect to the Knight investment, including, but not limited to, terminating the prepaid variable forward contracts and liquidating the investment in Knight.
      Our effective income tax rate was approximately 38.6 percent for fiscal 2005 compared to 38.4 percent for fiscal 2004. The Datek integration has resulted in a larger percentage of our payroll and assets being located in lower income tax states. An adjustment to our net deferred income tax liabilities to apply the lower income tax rate resulted in a lower than normal effective income tax rate for fiscal 2004. We expect our effective income tax rate to range from approximately 38.5 percent to 39 percent for the first quarter of fiscal 2006.

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
      Depreciation and amortization decreased 27 percent, due primarily to the effects of noncompete agreements related to the Datek merger that expired and became fully amortized by the end of fiscal 2003 and tangible assets that became fully depreciated.
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
      Restructuring and asset impairment charges in fiscal 2003 consisted of approximately $4.8 million in severance costs related to the closing of our TradeCast business and the integration of the Datek and Ameritrade technology organizations, and approximately $1.2 million of non-cancelable lease costs in connection with the closing of TradeCast.

      Our effective income tax rate was approximately 38.4 percent for fiscal 2004, compared to approximately 39.9 percent for fiscal 2003. The Datek integration has resulted in a larger percentage of our payroll and assets being located in lower income tax states. An adjustment to our net deferred income tax liabilities to apply the lower rate resulted in a lower than normal effective income tax rate for fiscal 2004.
Liquidity and Capital Resources
      We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued Common Stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2005 were financed from our earnings, cash on hand and borrowings on our broker-dealer credit facilities. We plan to finance our ordinary capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
      To complete our planned acquisition of the U.S. brokerage business of TD Waterhouse Group, Inc. (“TD Waterhouse”), we plan to issue 196.3 million shares of Common Stock, subject to regulatory and stockholder approvals. We also expect to declare a $6.00 per share special cash dividend, subject to closing of the acquisition. We expect to fund the approximately $2.4 billion special dividend with approximately $0.4 billion from cash on hand, approximately $0.4 billion from excess capital in TD Waterhouse at closing and the remaining $1.6 billion by issuing private long-term debt. We also intend to issue another $300 million of private long-term debt, and enter into a $300 million revolving credit agreement, for working capital purposes. Although we believe we will be able to obtain adequate financing for the special dividend and our working capital needs, there can be no assurance that financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we would be unable to declare the special dividend and complete the acquisition. See Note 2 of the Notes to Consolidated Financial Statements for further information about the TD Waterhouse acquisition.
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

	September 30,	September 24,
	2005	2004	Change

Cash and cash equivalents	$171,064	$137,392	$33,672
Less: Broker-dealer cash and cash equivalents	(107,236)	(99,400)	(7,836)

Non broker-dealer cash and cash equivalents	63,828	37,992	25,836
Plus: Non broker-dealer short term investments	229,819	17,950	211,869
Plus: Excess broker-dealer regulatory net capital*	103,061	—	103,061

Liquid assets*	$396,708	$55,942	$340,766

*	Includes the impact of a regulatory matter related to an FDIC-insured deposit sweep program as of September 24, 2004. Excluding the impact of the regulatory matter, excess broker-dealer regulatory net capital would be approximately $85.4 million and liquid assets would be approximately $141.3 million as of September 24, 2004. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the regulatory matter.
      The increase in liquid assets from September 24, 2004 to September 30, 2005 is primarily due to the impact of curing the FDIC-insured deposit sweep program regulatory matter of $85.4 million and net income of $339.8 million, partially offset by an increase in aggregate debit items that resulted in increased regulatory net capital required of $41.9 million, cash used in investing and financing activities, excluding short-term investments, of $84.9 million (see “Cash Flow” below) and the impact of a net capital calculation issue discussed in the following paragraph of $15.8 million. The remaining $58.2 million of the increase in liquid assets is due to increased non broker-dealer working capital due to timing of income tax and other payments, non-cash gains and expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital. We have retained a larger portion of our liquid assets during fiscal 2005 than during fiscal 2004. We intend to use the liquid assets retained to provide funding for a portion of the proposed special dividend.
      The NASD and SEC have inquired about the effect on Ameritrade, Inc.’s net capital of certain deferred income tax liabilities arising from acquisitions. The issue is whether deferred tax liabilities may offset the acquired intangible client relationship assets to which they relate before the acquired intangible client relationship assets, which are not allowable assets for regulatory net capital purposes, are deducted in the net capital calculation. For purposes of calculating net capital, the SEC has allowed Ameritrade, Inc. to offset the acquired intangible client relationship asset related to the Datek acquisition with its associated deferred tax liability. The Datek transaction was not a taxable asset purchase. However, deferred tax liabilities totaling $15.8 million for acquired intangible assets related to taxable asset purchases are excluded from Ameritrade, Inc.’s net capital calculation as of September 30, 2005.

Cash Flow
      Cash provided by operating activities was $330.0 million for fiscal 2005, compared to $329.6 million for fiscal 2004. The slight increase was primarily due to higher net income in fiscal 2005, partially offset by changes in broker-dealer working capital.

      Cash used in investing activities was $245.1 million for fiscal 2005, compared to $84.5 million for fiscal 2004. The cash used in investing activities in fiscal 2005 consisted primarily of $211.9 million of net short-term investments in auction rate securities and $25.9 million paid in the acquisition of the online retail client accounts of JB Oxford & Company. The cash used in investing activities for fiscal 2004 consisted primarily of $56.7 million paid in the acquisition of Bidwell & Company and two small account acquisition transactions and $18.0 million of net short-term investments in auction rate securities.
      Cash used in financing activities was $51.6 million for fiscal 2005, compared to $356.3 million for fiscal 2004. The financing activities in fiscal 2005 included $77.2 million of stock repurchases, compared to $323.7 million of stock repurchases and an early redemption of convertible subordinated notes for $46.8 million during fiscal 2004. We made fewer stock repurchases during fiscal 2005, in part to retain cash in anticipation of funding a portion of the proposed special dividend. Our broker-dealer subsidiary, Ameritrade, Inc., also borrowed and subsequently repaid $280 million on its unsecured credit facilities during the first quarter of fiscal 2005 to cure the asserted Exchange Act Rule 15c3-3 deficiency described in Note 9 of the Notes to Consolidated Financial Statements. In fiscal 2004, we borrowed and repaid $25.0 million on our revolving credit agreement and $17.5 million on Ameritrade Northwest, Inc.’s (formerly Bidwell) secured credit facility to fund daily liquidity needs.

Loan Facilities
      On December 13, 2004, we entered into an amendment to our revolving credit agreement. The revolving credit agreement, as amended, permits borrowings of up to $105 million through December 12, 2005, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At September 30, 2005, the interest rate on the revolving credit agreement would have been 5.47 percent. We also pay a commitment fee of 0.25 percent of the unused credit facility through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at September 30, 2005 and no outstanding indebtedness under the prior revolving credit agreement at September 24, 2004. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.
      On December 9, 2005, the lenders under our revolving credit agreement agreed to extend the length of the agreement, on substantially the same terms, to the earlier of (a) March 12, 2006 or (b) the initial borrowing under a new syndicated loan facility to be entered into in connection with the acquisition of TD Waterhouse and payment of the special dividend.
      Our wholly owned broker-dealer subsidiary, Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of September 30, 2005 and September 24, 2004. Ameritrade, Inc. also had access to an unsecured uncommitted credit facility of up to $310 million as of September 30, 2005 and September 24, 2004. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require Ameritrade, Inc. to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2005 or September 24, 2004. As of September 30, 2005 and September 24, 2004, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

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
      The embedded collars do not qualify for hedge accounting treatment, and are therefore accounted for as non-hedging derivatives in the consolidated financial statements. As of September 30, 2005 and September 24, 2004, the total fair value of the embedded collars was approximately $20.4 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Consolidated Balance Sheets. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in the Consolidated Statements of Operations.
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
      We are evaluating alternatives with respect to the Knight investment, including, but not limited to, terminating the prepaid variable forward contracts and liquidating the investment in Knight.

Stock Repurchase Program
      On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our Common Stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of our Common Stock, a 30 million-share increase from the previous authorization. Through September 30, 2005, we have repurchased a total of approximately 48.4 million shares at a weighted average purchase price of $10.15 per share. During the first six months of fiscal 2005, we repurchased approximately 6.0 million shares at a weighted average purchase price of $12.77 per share. We did not make any repurchases under the program during the third and fourth quarters of fiscal 2005, and do not expect to make any repurchases during the first quarter of fiscal 2006.
Off-Balance Sheet Arrangements
      The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and have or are reasonably likely to have a material effect on our financial statements.

Contractual Obligations
      The following table summarizes our contractual obligations as of September 30, 2005. Amounts are in thousands.

		Payments due by period (fiscal years):

		Less than			More than
		1 year	1-3 years	3-5 years	5 years

Contractual Obligations	Total	2006	2007-08	2009-10	After 2010

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	6,922	3,114	3,808	—	—
Operating lease obligations	76,257	18,890	21,077	13,217	23,073
Purchase obligations	19,467	12,748	6,719	—	—
Deferred compensation(1)	15,345	15,345	—	—	—
Prepaid variable forward contract obligation(2)	41,362	16,558	24,804	—	—

Total	$159,353	$66,655	$56,408	$13,217	$23,073

(1)	Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2006 column as the entire amount of the compensation has already been earned by the CEO.

(2)	Represents the notional amount of the prepaid variable forward contracts. The actual amount of the obligation is dependent on the market value of the underlying Knight shares at maturity of the contracts and may be settled in Knight shares or cash, at our option.
New Accounting Pronouncements
      SFAS No. 123R — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). SFAS No. 123R was originally scheduled to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance date to the beginning of the first annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. Therefore, SFAS No. 123R will be effective for our next fiscal year beginning October 1, 2005. As of the required effective date, we will apply SFAS No. 123R using a modified version of the prospective transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company estimates adoption of SFAS No. 123R will result in additional stock-based compensation expense for the unvested portion of awards previously accounted for under APB No. 25 of approximately $4.7 million for the Company’s fiscal year ending September 29, 2006.

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

We have exposure to interest rate risk.
      As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.6 billion at September 30, 2005 and $7.8 billion at September 24, 2004. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $10.1 billion at September 30, 2005 and September 24, 2004, in the form of client credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

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
      The market for electronic brokerage services is relatively young, continually evolving and intensely competitive. We expect the competitive environment to continue in the future. We face direct competition from numerous online brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Financial Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the online securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. We may not be able to compete effectively with current or future competitors.

Systems failures and delays could harm our business.
      We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. Though all of our core computer systems and applications are fully redundant and distributed over two sites, it could take up to four hours or more to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. Extraordinary internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have invested significant amounts in the last few years to upgrade the reliability and scalability of our systems and added hardware to address extraordinary internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer:

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
      In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have adopted regulations regarding client privacy, system security and safeguarding practices and the use of client information by service providers. Additional laws and regulations relating to the Internet and safeguarding practices could be adopted in the future, including laws related to identity theft and regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive and time consuming and could limit our ability to use the Internet as a distribution channel.

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
      As of November 16, 2005, J. Joe Ricketts, our Chairman and Founder, members of his family and trusts held for their benefit (collectively, the “Ricketts holders”) owned approximately 26.1% of our Common Stock and investment funds affiliated with Silver Lake Partners and TA Associates (collectively, the “Datek holders”) owned approximately 7.5% of our Common Stock. The Datek holders and the Ricketts holders are parties to a stockholders agreement, which terminates on the earlier of the closing of the proposed acquisition of TD Waterhouse or one day after our annual meeting of stockholders in 2007, that obligates the parties to vote their shares in favor of a board of directors, of which currently three are to be designated by the Ricketts holders, two are to be designated by the Datek holders and three are to be independent directors selected with the agreement of the parties. The agreement also obligates the parties to vote in favor of specified merger and sale of the company transactions that are approved by the requisite directors and to vote against specified merger and sale of the company transactions unless they are approved by the requisite directors. Accordingly, these stockholders have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets. The interests of these stockholders could differ from the interests of other stockholders. In addition, third parties could be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership or the provisions of the stockholders agreement.

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
      The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or NASD could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to maintain or expand our business. For example, on November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that in their view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients. Ameritrade, Inc. cured the asserted deficiency the next business day, November 15, 2004. On November 14, 2005, the NASD advised us that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. We intend to submit a response setting forth the reasons we believe that NASD should not bring a disciplinary action. If NASD elects to do so, it may seek censures, fines, suspensions or other sanctions. We are unable to predict the outcome of this matter. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of this matter.

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

We are exposed to credit risk with clients and counterparties.
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

Acquisitions involve risks that could adversely affect our business.
      We intend to pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including:

•	difficulties in the integration of acquired operations, services and products;

•	failure to achieve expected synergies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which could reduce future reported earnings;

•	potential loss of clients or key employees of acquired companies; and

•	dilution to existing stockholders.
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
      See “Risk Factors Relating to the Proposed Acquisition of TD Waterhouse” below for risk factors specific to our proposed acquisition of TD Waterhouse.

Failure to maintain adequate internal controls could adversely affect our business.
      We are subject to internal control requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the increased allocation of internal audit department resources, documentation of existing controls and implementation of new controls or modification of existing controls as deemed appropriate. Control deficiencies have been identified from time to time and we have undertaken actions to remediate them.
      On November 12, 2004, our broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Our independent registered public accounting firm concluded that the controls in place relating to the matter were not properly designed to provide reasonable assurance that these funds were properly recorded and disclosed in the financial statements and assets were appropriately considered in regulatory net capital computations. In their judgment, this was a material weakness in internal control over financial reporting. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of this regulatory matter.
      During 2005, we had discussions with the Staff of the SEC regarding our accounting for and disclosure of our prepaid variable forward contracts on our Knight shares. As a result of these discussions, on November 15, 2005, we concluded that our designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment, and we restated our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements to account for the embedded collars as non-hedging derivatives. Management concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting.
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

Risk Factors Relating to the Proposed Acquisition of TD Waterhouse
      We have entered into an agreement to acquire the U.S. retail securities brokerage business of TD Waterhouse Group, Inc. from The Toronto-Dominion Bank (“TD”). The closing of the transaction, which is expected to occur on or around January 24, 2006, is subject to certain conditions including stockholder approval, regulatory approvals, the availability of financing to fund the $6.00 per share special dividend to stockholders, and other conditions. The following risk factors relate to the proposed acquisition of TD Waterhouse and the special dividend.

Although we expect that the acquisition of TD Waterhouse will result in benefits to Ameritrade, the combined company may not realize those benefits because of integration difficulties and other challenges.
      The failure of the combined company, which will be renamed TD Ameritrade Holding Corporation (“TD Ameritrade”), to meet the challenges involved in integrating the operations of Ameritrade and TD Waterhouse successfully or otherwise to realize any of the anticipated benefits of the acquisition of TD Waterhouse, including anticipated cost savings and additional revenue opportunities, could seriously harm the results of operations of the combined company. Realizing the benefits of the acquisition of TD Waterhouse will depend in part on the integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt the businesses of Ameritrade and TD Waterhouse.
      The challenges involved in this integration include the following:

•	demonstrating to the clients of Ameritrade and to the clients of TD Waterhouse that the acquisition of TD Waterhouse will not result in adverse changes in client service standards or business focus and helping clients conduct business easily with the combined company;

•	consolidating and rationalizing technology platforms and administrative infrastructures;

•	combining product offerings;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•	integrating and rationalizing settlement and account and order management systems;

•	preserving marketing and other important relationships of both Ameritrade and TD Waterhouse and resolving potential conflicts that may arise;

•	integrating and rationalizing TD Waterhouse’s branch operations to serve the combined client base of TD Ameritrade;

•	minimizing the diversion of management attention from ongoing business concerns; and

•	combining the corporate cultures, maintaining employee morale and retaining key employees.
      The combined company may not successfully integrate the operations of Ameritrade and TD Waterhouse in a timely manner, or at all, and the combined company may not realize the anticipated benefits or synergies of the acquisition of TD Waterhouse to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies include cost savings associated with anticipated restructurings and other operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. In addition to the integration risks discussed above, the combined company’s ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on its ability to combine operations or implement workforce reductions.

The market price of our common stock may decline as a result of the acquisition of TD Waterhouse.
      The market price of our common stock may decline as a result of the acquisition of TD Waterhouse if, among other things, the integration of the Ameritrade and TD Waterhouse businesses is unsuccessful, if the operational cost savings estimates are not realized, if the expected revenue opportunities are not realized, if the transaction costs related to the acquisition of TD Waterhouse are greater than expected or if the financing of the special dividend is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the acquisition of TD Waterhouse as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition of TD Waterhouse on our financial results is not consistent with the expectations of financial or industry analysts. In addition, as is typical in such circumstances, we anticipate that the market price of our common stock will decline following the payment of the special dividend.

TD and the Ricketts holders will exercise significant influence over TD Ameritrade.
      When the acquisition of TD Waterhouse is completed, TD will own approximately 32.6%, and the Ricketts holders will own approximately 18%, of the outstanding voting securities of TD Ameritrade. Following the completion of the acquisition of TD Waterhouse, TD will commence a tender offer with the goal of increasing its ownership to 39.9% of the outstanding shares of Ameritrade common stock. J. Joe Ricketts may elect to participate as a co-bidder in the tender offer with TD or otherwise purchase shares of TD Ameritrade common stock, such that the Ricketts holders own up to 29% of the outstanding shares of Ameritrade common stock. Mr. Ricketts has informed Ameritrade that he does not intend to participate as a co-bidder in the tender offer. TD will be permitted under the terms of the stockholders agreement to acquire up to 39.9% of the outstanding shares of TD Ameritrade common stock during the three years following the closing, up to 45% of the outstanding shares of TD Ameritrade common stock for the remainder of the term of the stockholders agreement (a maximum of 10 years following the closing) and an unlimited number of shares of Ameritrade following the termination of the stockholders agreement. As a result, TD and the Ricketts holders generally will have the ability to significantly influence the outcome of any matter submitted for the vote of TD Ameritrade stockholders. The stockholders agreement also provides that TD will designate five of the twelve members of the TD Ameritrade board of directors and the Ricketts holders will designate three of the twelve members of the TD Ameritrade board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. Accordingly, TD and the Ricketts holders generally will be able to significantly influence the outcome of all matters that come before the TD Ameritrade board. As a result of their significant interest in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to other TD Ameritrade stockholders. In addition, the ownership position and governance rights of TD and the Ricketts holders could discourage a third party from proposing a change of control or other strategic transaction concerning TD Ameritrade. As a result, the common stock of TD Ameritrade could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as TD’s and the Ricketts holders’ combined ownership interest.

Conflicts of interest may arise between TD Ameritrade and TD, which may be resolved in a manner that adversely affects TD Ameritrade’s business, financial condition or results of operations.
      Conflicts of interest may arise between TD Ameritrade and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD Ameritrade and the exercise by TD of its influence over the management and affairs of TD Ameritrade. It is expected that after the acquisition of TD Waterhouse a significant number of the directors on the TD Ameritrade board will be persons who are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD Ameritrade and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for TD Ameritrade and for TD. Our post-transaction amended and restated certificate of incorporation will contain provisions relating to avoidance of direct competition between TD Ameritrade and TD. The parties have not established any other formal procedures for TD Ameritrade and TD to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect the business, financial condition or results of operations of TD Ameritrade. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent TD Ameritrade and TD from competing with each other to some degree in the future.

We will incur significant indebtedness in connection with the transaction.
      In connection with payment of the special cash dividend of $6.00 per share and to fund working capital requirements after the acquisition of TD Waterhouse, we will be required to borrow approximately $1.9 billion. It is a condition to the completion of the transaction that we shall have available sufficient funds, and shall be permitted under applicable law, to pay the special dividend, and that we declare the dividend. Although we currently expect that such financing will be available on commercially reasonable terms, there can be no assurance of this. Following the completion of the acquisition of TD Waterhouse, our ability to meet our cash requirements, including our debt service obligations, will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund these cash requirements and debt service obligations. If we are unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged as a result of the indebtedness incurred in connection with payment of the special dividend or otherwise could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements, including those entered into in connection with the payment of the special dividend. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations, or fund required capital expenditures, could be materially and adversely affected.

Some of our directors and executive officers have interests in the acquisition of TD Waterhouse that may differ from the interests of Ameritrade stockholders including, if the acquisition of TD Waterhouse is completed, the receipt of financial and other benefits.
      Our executive officers and directors have interests in the acquisition of TD Waterhouse that may be different from, or in addition to, your interests.
      For example, we are currently considering a new employment agreement with Joseph H. Moglia with respect to his continued employment as our Chief Executive Officer. In addition, we may negotiate and enter into (after consultation with TD if prior to the closing) new or amended employment agreements with other executive officers.
      In connection with the acquisition of TD Waterhouse, our directors and executive officers, who beneficially own approximately 125,438,924 shares of our common stock as of November 16, 2005, will receive an aggregate of approximately $752.6 million as a result of the payment of proposed special dividend of $6.00 per share assuming the timely exercise of all vested options. The beneficial ownership of our directors and executive officers includes options to purchase 14,910,982 shares of our common stock exercisable within 60 days of November 16, 2005. In connection with the proposed special dividend, we will adjust outstanding equity awards under our stock option plans to preserve the pre-dividend economic value of the awards after payment of the special dividend. As of November 16, 2005, our directors and executive officers collectively held options (vested and unvested) to purchase 16,354,325 shares of common stock with a weighted average exercise price of $5.98 per share. These options will be adjusted unless exercised prior to the ex-dividend date.
      In addition, under the terms of the stockholders agreement, the Ricketts holders will have, among other things, specified rights relating to board representation and the ability to acquire additional Ameritrade common stock to maintain their ownership position. J. Joe Ricketts may also elect, following the closing of the acquisition of TD Waterhouse, to participate in a tender offer with TD, such that upon completion of the tender offer, the Ricketts holders may own up to 29% of the outstanding voting securities of TD Ameritrade. Mr. Ricketts has informed Ameritrade that he does not intend to participate as a co-bidder in the tender offer.

In addition, on November 17, 2005, J. Joe Ricketts and his wife entered into a $65 million credit facility with an affiliate of TD secured by Ameritrade stock.
      Further, under the terms of the amended and restated registration rights agreement, the Ricketts holders and some of the other Ameritrade directors or their affiliates will continue to be entitled to registration rights with respect to their securities of TD Ameritrade.

The acquisition of TD Waterhouse is subject to the receipt of consents and approvals from government entities that may not be received or that may impose conditions that could have an adverse effect on TD Ameritrade following the completion of the acquisition.
      Ameritrade and TD cannot complete the acquisition of TD Waterhouse unless they receive various consents, orders, approvals and clearances from authorities in the U.S. and Canada. While Ameritrade and TD believe that they will receive the requisite regulatory approvals from these authorities, there can be no assurance of this. In addition, these authorities may impose conditions on the completion of the acquisition of TD Waterhouse or require changes to the terms of the acquisition of TD Waterhouse. For example, NASD could require changes to the operations or supervisory controls of the brokerage firms. While TD and Ameritrade do not currently expect that any conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the acquisition of TD Waterhouse or imposing additional costs on or limiting the revenues of Ameritrade following the acquisition of TD Waterhouse, any of which may have an adverse effect on Ameritrade following the acquisition of TD Waterhouse.

The adjustment to outstanding grants of employee non-qualified stock options may result in the loss of a tax deduction for certain executives’ grants.
      We intend to adjust outstanding equity awards, including non-qualified stock options that have been granted to employees in prior years, in order to preserve the pre-dividend economic value of such options after the payment of the special dividend. Such adjustments could potentially result in the disallowance of the tax deduction we would otherwise be entitled to in the future when certain of our executives exercise their options.
      We are currently seeking guidance from the Internal Revenue Service that the proposed adjustments to the outstanding options will not adversely affect our tax deduction in future years. If we are unable to obtain a favorable ruling from the Internal Revenue Service regarding such tax deductions, then our future cash flow could be negatively impacted.

The Internal Revenue Service may determine that our computation of the taxable portion of the special dividend is incorrect.
      The taxable portion of the special dividend is determined by reference to our earnings and profits, as determined under the Internal Revenue Code, for the calendar year in which the special dividend is paid. The computation could be subject to review by the Internal Revenue Service, which may disagree with our computation. Any adjustment to the computation required by the Internal Revenue Service would result in more or less of the special dividend being considered a “qualified dividend” with a corresponding adjustment to the amount considered as a return of capital. Such an adjustment could negatively impact the current U.S. federal income tax consequences of the special dividend.

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
      As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.6 billion at September 30, 2005 and $7.8 billion at September 24, 2004. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $10.1 billion at September 30, 2005 and September 24, 2004, in the form of client credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.
      We had no borrowings outstanding under our $105 million revolving credit agreement, which bears interest at a floating rate, as of September 30, 2005 and no borrowings outstanding under our prior revolving credit agreement as of September 24, 2004. We currently hold two marketable equity securities, our investments in approximately 7.9 million shares of Knight and 112,887 shares of International Securities Exchange, Inc., which were recorded at fair value of $68.4 million ($42.5 million net of tax) at September 30, 2005 and have exposure to market price risk. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in prices quoted by the stock exchanges was approximately $6.8 million at September 30, 2005.
      During fiscal 2003, we entered into a series of prepaid variable forward contracts with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contain an embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The embedded collars also have exposure to market price risk based on changes in the value of the underlying Knight shares. The embedded collars do not qualify for hedge accounting treatment, and the consolidated financial statements reflect the embedded collars as non-hedging derivatives. As of September 30, 2005 and September 24, 2004, the fair value of the embedded collars was approximately $20.4 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Consolidated Balance Sheets. The potential loss in fair value of the embedded collars resulting from a hypothetical 10 percent adverse change in price of the underlying Knight shares quoted by the stock exchanges was approximately $2.0 million at September 30, 2005. Because the embedded collars do not qualify for hedge accounting, changes in the fair value of the embedded collars are recognized in the statement of operations, along with the related income tax effects, while any offsetting changes in the fair value of the underlying Knight stock, which is classified as an available-for-sale investment, are recorded in other comprehensive income, net of income taxes.
      Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ameritrade Holding Corporation
Omaha, Nebraska
      We have audited the accompanying consolidated balance sheets of Ameritrade Holding Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2005 and September 24, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameritrade Holding Corporation and its subsidiaries as of September 30, 2005 and September 24, 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
December 13, 2005

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and September 24, 2004

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$171,064	$137,392
Short-term investments	229,819	17,950
Cash and investments segregated in compliance with federal regulations	7,595,359	7,802,575
Receivable from brokers, dealers and clearing organizations	3,420,226	2,818,726
Receivable from clients and correspondents — net of allowance for doubtful accounts: 2005 — $12.9 million; 2004 — $9.8 million	3,784,688	3,100,572
Property and equipment — net of accumulated depreciation and amortization: 2005 — $75.9 million; 2004 — $70.6 million	33,259	29,870
Goodwill	769,215	770,094
Acquired intangible assets — net of accumulated amortization:
2005 — $38.3 million; 2004 — $24.4 million	259,759	247,052
Investments in equity securities	68,575	73,759
Other assets	85,146	279,031

Total assets	$16,417,110	$15,277,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$4,449,686	$3,441,802
Payable to clients and correspondents	10,095,837	10,322,539
Accounts payable and accrued liabilities	171,290	146,108
Securities sold, not yet purchased	26,002	—
Prepaid variable forward derivative instrument	20,423	28,738
Prepaid variable forward contract obligation	39,518	37,803
Capitalized lease and other long-term obligations	6,218	—
Deferred income taxes	89,269	89,123

Total liabilities	14,898,243	14,066,113

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,184,004	1,195,218
Retained earnings	652,742	312,989
Treasury stock, Common, at cost: 2005 — 29,022,890 shares; 2004 — 27,871,600 shares	(364,794)	(346,060)
Deferred compensation	952	993
Accumulated other comprehensive income	41,612	43,417

Total stockholders’ equity	1,518,867	1,210,908

Total liabilities and stockholders’ equity	$16,417,110	$15,277,021

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2005, September 24, 2004 and September 26, 2003

	2005	2004	2003

	(In thousands, except per share amounts)
Revenues:
Commissions and clearing fees	$523,985	$560,052	$472,760

Interest revenue	540,348	278,550	184,175
Brokerage interest expense	141,399	41,861	33,192

Net interest revenue	398,949	236,689	150,983

Other	80,219	83,372	89,511

Net revenues	1,003,153	880,113	713,254

Expenses:
Employee compensation and benefits	180,579	154,792	172,159
Clearing and execution costs	26,317	30,610	35,711
Communications	35,663	39,853	41,420
Occupancy and equipment costs	43,411	42,353	57,091
Depreciation and amortization	24,408	23,224	31,708
Professional services	30,630	27,381	31,121
Interest on borrowings	1,967	2,581	5,076
(Gain)/loss on disposal of property	(428)	1,166	(5,093)
Other	23,117	16,632	20,298
Advertising	92,312	100,364	90,415
Unrealized fair value adjustments of derivative instruments	(8,315)	(17,930)	46,668
Restructuring and asset impairment charges	—	—	5,991

Total expenses	449,661	421,026	532,565

Pre-tax income	553,492	459,087	180,689
Provision for income taxes	213,739	176,269	72,048

Net income	$339,753	$282,818	$108,641

Earnings per share — basic	$0.84	$0.68	$0.25
Earnings per share — diluted	$0.82	$0.66	$0.25
Weighted average shares outstanding — basic	404,215	417,629	427,376
Weighted average shares outstanding — diluted	413,167	426,972	432,480
See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2005, September 24, 2004 and September 26, 2003

	Total				Retained			Accumulated
	Common	Total		Additional	Earnings/			Other
	Shares	Stockholders’	Common	Paid-In	(Accumulated	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Stock	Capital	Deficit)	Stock	Compensation	Income

	(In thousands)
Balance, September 27, 2002	432,106	$1,098,399	$4,336	$1,160,200	$(78,470)	$(7,317)	$967	$18,683
Net income	—	108,641	—	—	108,641	—	—	—
Net unrealized investment gain, net of $23.2 million tax	—	34,734	—	—	—	—	—	34,734
Foreign currency translation	—	135	—	—	—	—	—	135

Total comprehensive income		143,510

Repurchases of Common Stock	(15,399)	(85,769)	—	—	—	(85,769)	—	—
Issuances of Common Stock	265	382	—	(30)	—	1,349	(937)	—
Options exercised, including tax benefit	12,813	68,008	15	17,586	—	50,407	—	—
Stockholder loan activity	—	10,566	—	10,566	—	—	—	—
Deferred compensation	—	678	—	122	—	(122)	678	—

Balance, September 26, 2003	429,785	1,235,774	4,351	1,188,444	30,171	(41,452)	708	53,552
Net income	—	282,818	—	—	282,818	—	—	—
Net unrealized investment loss, net of $7.7 million tax	—	(9,686)	—	—	—	—	—	(9,686)
Foreign currency translation	—	(449)	—	—	—	—	—	(449)

Total comprehensive income		272,683

Repurchases of Common Stock	(25,760)	(323,660)	—	—	—	(323,660)	—	—
Issuances of Common Stock	8	111	—	59	—	52	—	—
Options exercised, including tax benefit	3,177	24,981	—	5,837	—	19,144	—	—
Stockholder loan activity	—	428	—	428	—	—	—	—
Deferred compensation	—	285	—	144	—	(144)	285	—
Stock-based compensation expense	—	306	—	306	—	—	—	—

Balance, September 24, 2004	407,210	1,210,908	4,351	1,195,218	312,989	(346,060)	993	43,417
Net income	—	339,753	—	—	339,753	—	—	—
Net unrealized investment loss, net of $2.1 million tax	—	(2,418)	—	—	—	—	—	(2,418)
Foreign currency translation	—	613	—	—	—	—	—	613

Total comprehensive income		337,948

Repurchases of Common Stock	(6,052)	(77,229)	—	—	—	(77,229)	—	—
Issuances of Common Stock	14	214	—	54	—	160	—	—
Options exercised, including tax benefit	4,874	45,258	—	(12,903)	—	58,161	—	—
Deferred compensation	13	146	—	13	—	174	(41)	—
Stock-based compensation expense	—	1,622	—	1,622	—	—	—	—

Balance, September 30, 2005	406,059	$1,518,867	$4,351	$1,184,004	$652,742	$(364,794)	$952	$41,612

See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005, September 24, 2004 and September 26, 2003

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$339,753	$282,818	$108,641
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,521	11,066	13,917
Amortization of intangible assets	13,887	12,158	17,791
Deferred income taxes	2,277	17,127	11,485
(Gain)/loss on disposal and impairment of property	(428)	1,166	(5,093)
Unrealized fair value adjustments of derivative instruments	(8,315)	(17,930)	46,668
Loss on debt retirement	—	791	—
Other non-cash expenses, net	3,497	2,639	927
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	207,216	75,846	(2,213,312)
Receivable from brokers, dealers and clearing organizations	(601,500)	106,673	(1,523,870)
Receivable from clients and correspondents	(684,083)	(755,876)	(782,701)
Other assets	196,149	(225,871)	10,748
Payable to brokers, dealers and clearing organizations	1,007,884	293,017	1,224,954
Payable to clients and correspondents	(226,702)	573,754	3,236,599
Accounts payable and accrued liabilities	43,866	(47,764)	(114,912)
Securities sold, not yet purchased	26,002	—	—

Net cash flows from operating activities	330,024	329,614	31,842

Cash flows from investing activities:
Purchase of property and equipment	(7,981)	(9,810)	(9,013)
Proceeds from sale of property and equipment	10	26	24,779
Cash paid in business combinations, net	(25,919)	(56,735)	(6,055)
Purchase of short-term investments	(605,924)	(102,450)	—
Proceeds from sale of short-term investments	394,055	84,500	—
Proceeds from sale of investment	807	—	—
Purchase of investments	(185)	(36)	—

Net cash flows from investing activities	(245,137)	(84,505)	9,711

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	—	—	35,489
Proceeds from notes payable	280,000	42,500	—
Principal payments on notes payable	(280,000)	(89,328)	(1,168)
Principal payments on capital leases and other long term obligations	(2,545)	—	—
Proceeds from exercise of stock options and other	28,142	13,806	49,419
Purchase of treasury stock	(77,229)	(323,660)	(85,769)
Payments received on stockholder loans	—	428	10,566

Net cash flows from financing activities	(51,632)	(356,254)	8,537

Effect of exchange rate changes on cash and cash equivalents	417	(86)	135

Net increase (decrease) in cash and cash equivalents	33,672	(111,231)	50,225
Cash and cash equivalents at beginning of period	137,392	248,623	198,398

Cash and cash equivalents at end of period	$171,064	$137,392	$248,623

Supplemental cash flow information:
Interest paid	$131,249	$44,442	$22,595
Income taxes paid	$167,399	$166,547	$80,484
Tax benefit on exercise of stock options	$18,471	$12,465	$24,679
Noncash investing and financing activities:
Issuance of capital lease and other long-term obligations	$8,763	$—	$—
See notes to consolidated financial statements.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2005, September 24, 2004 and September 26, 2003
(Columnar amounts in thousands, except percentages and per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies
      Basis of Presentation — The consolidated financial statements include the accounts of Ameritrade Holding Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated. The Company reports on a fifty-two/fifty-three week year. Each fiscal year ends on the last Friday of the month of September. Fiscal year 2005 was a fifty-three week year. Fiscal years 2004 and 2003 were each fifty-two week years.
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
      Capital Stock — The authorized capital stock of the Company consists of a single class of Common Stock and one or more series of Preferred Stock as may be authorized for issuance by the Company’s Board of Directors.
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
      Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. Long-lived assets classified as “held for sale” are reported at the lesser of carrying amount or fair value less cost to sell.
      Cash and Cash Equivalents — The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated in compliance with federal regulations.
      Short-term Investments — Short-term investments consist primarily of investments in auction rate securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every seven to 35 days. Holders of auction rate securities may liquidate their holdings to prospective buyers by participating in the auctions. Auction rate

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities do not qualify as cash equivalents because they have long-term maturity dates and there is no guarantee that holders will be able to liquidate their holdings through the auction process. Purchases and sales of auction rate securities are presented as investing activities in the Consolidated Statements of Cash Flows.
      Segregated Cash and Investments — Cash and investments, consisting primarily of repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities, at the Company’s clearing subsidiaries of $7.6 billion and $7.8 billion as of September 30, 2005 and September 24, 2004, respectively, have been segregated in special reserve bank accounts for the benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations.
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
      Securities Sold, Not Yet Purchased — Securities sold, not yet purchased in the Company’s securities brokerage business are carried at fair value and the resulting unrealized gains or losses are included in other revenue in the Consolidated Statements of Operations.
      Fair Value of Financial Instruments — The Company considers the amounts presented for financial instruments on the Consolidated Balance Sheets to be reasonable estimates of fair value based on maturity dates and repricing characteristics.
      Goodwill — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The Company tests goodwill for impairment on at least an annual basis. In performing the impairment tests, the Company utilizes quoted market prices of the Company’s Common Stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company’s reporting units based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from the annual impairment tests.
      Investments in Equity Securities — Investments in equity securities are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee’s operating and financial policies. The cost method is used for investments that do not meet equity method criteria. Declines in fair value of cost method investments that are considered other than temporary are accounted for as realized losses. The Company’s investments in marketable equity securities are carried at fair value and are designated as available-for-sale. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses are determined on the specific identification method and are reflected in the Consolidated Statements of Operations.
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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income Taxes — The Company files a consolidated income tax return with its subsidiaries on a calendar year basis. Deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. Accruals for expected tax deficiencies are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, when management determines that a tax deficiency is both probable and reasonably estimable.
      Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, except when such assumed exercise or conversion would have an antidilutive effect on EPS.
      Stock-Based Compensation — Prior to September 27, 2003, the Company accounted for its stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. Stock-based compensation expense for fiscal 2005 and fiscal 2004 was $1.6 million and $0.3 million, respectively. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required by SFAS No. 148. This information is required to be presented as if the Company had accounted for its stock-based awards to employees under the fair value based method for all periods presented. The fair value of options was calculated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2005, 2004 and 2003, respectively: risk-free interest rate of 3.5 percent, 3.25 percent and 3.0 percent; dividend yield of zero for all years; expected volatility of 62 percent, 68 percent and 72 percent; and an expected option life of five years for all years. Pro forma net income and earnings per share are as follows for the fiscal years ended:

	2005	2004	2003

Net income, as reported	$339,753	$282,818	$108,641
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	998	186	—
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(9,830)	(14,782)	(15,739)

Pro forma net income	$330,921	$268,222	$92,902

Basic earnings per share, as reported	$0.84	$0.68	$0.25
Basic earnings per share, pro forma	$0.82	$0.64	$0.22
Diluted earnings per share, as reported	$0.82	$0.66	$0.25
Diluted earnings per share, pro forma	$0.80	$0.63	$0.21
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
      Comprehensive Income — Comprehensive income consists of net income; unrealized gains (losses) on securities available-for-sale, net of related income taxes; and foreign currency translation adjustments. These results are incorporated into the Consolidated Statements of Stockholders’ Equity.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Reclassification — Income taxes payable of approximately $14.8 million as of September 24, 2004 has been reclassified to accounts payable and accrued liabilities in the Consolidated Balance Sheet in order to conform to the current presentation.

Recently Issued Accounting Pronouncements:
      SFAS No. 123R — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). SFAS No. 123R was originally scheduled to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance date to the beginning of the first annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. Therefore, SFAS No. 123R will be effective for the Company’s next fiscal year beginning October 1, 2005. As of the required effective date, the Company will apply SFAS No. 123R using a modified version of the prospective transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Company estimates adoption of SFAS No. 123R will result in additional stock-based compensation expense for the unvested portion of awards previously accounted for under APB No. 25 of approximately $4.7 million for the Company’s fiscal year ending September 29, 2006.

2.	Business Combinations, Goodwill and Acquired Intangible Assets
      On June 22, 2005, the Company entered into an Agreement of Sale and Purchase (the “Purchase Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), pursuant to which the Company agreed to purchase from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse Group, Inc., a Delaware corporation and wholly owned subsidiary of TD (“TD Waterhouse”). Upon the closing of the acquisition, the Company will issue 196,300,000 shares of Company Common Stock and pay $20,000 in cash to TD pursuant to the Purchase Agreement, as amended. The shares of Common Stock issuable to TD in the Share Purchase will represent approximately 32.6 percent of the outstanding shares of

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company after giving effect to the transaction. In connection with the acquisition, the Company will change its name to TD Ameritrade Holding Corporation effective at the completion of the transaction.
      The Purchase Agreement specifies that, prior to the consummation of the Share Purchase, TD Waterhouse will conduct a reorganization in which it will transfer its Canadian retail securities brokerage business and TD Waterhouse Bank, N.A. to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse will retain only its United States retail securities brokerage business. TD Waterhouse will also distribute to TD any excess capital of TD Waterhouse above certain thresholds prior to the consummation of the Share Purchase. The Purchase Agreement further contemplates that the Company will pay a special cash dividend of $6.00 per share in respect of the shares of Company Common Stock outstanding prior to the consummation of the Share Purchase.
      Consummation of the Share Purchase is subject to conditions, including regulatory and stockholder approvals and the Company’s ability to pay the special cash dividend of $6.00 per share. A special meeting of stockholders has been scheduled for January 4, 2006 and the closing of the transaction is expected to occur on or around January 24, 2006.
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
      On January 2, 2004, the Company completed the acquisition of Bidwell & Company (“Bidwell”) for $55 million. The Company utilized cash on hand to fund the acquisition. The Company allocated approximately $19.8 million of the Bidwell purchase price to acquired intangible assets for the fair value of the Bidwell client relationships, to be amortized over 10- to 15-year periods; and $0.3 million to the fair value of a noncompete agreement, to be amortized over a three-year period. Amounts allocated to Bidwell acquired intangible assets, and their respective amortization periods, were based on an independent valuation.
      On February 13, 2004, the Company completed its purchase of approximately 11,000 online brokerage accounts from BrokerageAmerica, LLC. The purchase price was $1.25 million. The entire purchase price has been allocated to acquired intangible assets for the fair value of the BrokerageAmerica, LLC client relationships. This intangible asset is being amortized over a 20-year period.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 13, 2003, the Company completed its purchase of approximately 16,500 Mydiscountbroker.com, Inc. (“MDB”) client accounts from SWS Group, Inc. The purchase price was $4.2 million. The entire purchase price has been allocated to acquired intangible assets for the fair value of the MDB client relationships. This intangible asset is being amortized over a 20-year period.
      The following table summarizes changes in the carrying amount of goodwill by operating segment:

	Private	All
	Client	Other	Total

Balance as of September 26, 2003	$734,814	$89	$734,903
Goodwill recorded in purchase of Bidwell	36,481	—	36,481
Tax benefit of option exercises(2)	(1,290)	—	(1,290)

Balance as of September 24, 2004	770,005	89	770,094
Purchase accounting adjustments, net of income taxes(1)	476	—	476
Tax benefit of option exercises(2)	(1,355)	—	(1,355)

Balance as of September 30, 2005	$769,126	$89	$769,215

(1)	Purchase accounting adjustments consist of approximately $1.2 million of adjustments to liabilities relating to the acquisition of Bidwell, partially offset by an adjustment to reclassify approximately $0.7 million of the purchase price of the Bidwell acquisition to acquired intangible assets for the Bidwell client relationships.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
      Acquired intangible assets consist of the following as of the fiscal years ended:

	2005			2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$297,770	$(38,137)	$259,633	$271,176	$(24,351)	$246,825
Noncompete agreement	300	(174)	126	300	(73)	227

	$298,070	$(38,311)	$259,759	$271,476	$(24,424)	$247,052

      Amortization expense on acquired intangible assets was $13.9 million, $12.2 million and $17.8 million for fiscal years 2005, 2004 and 2003, respectively. The Company estimates amortization expense on existing acquired intangible assets will be approximately $13.8 million for each of the five succeeding fiscal years.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations
      Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following as of the fiscal years ended:

	2005	2004

Receivable:
Deposits paid for securities borrowed	$3,366,645	$2,760,352
Clearing organizations	48,298	54,064
Securities failed to deliver	5,283	4,310

Total	$3,420,226	$2,818,726

Payable:
Deposits received for securities loaned	$4,429,518	$3,370,610
Clearing organizations	13,855	51,113
Securities failed to receive	6,313	20,079

Total	$4,449,686	$3,441,802

4.	Property and Equipment
      Property and equipment consists of the following as of the fiscal years ended:

	2005	2004

Leasehold improvements	$15,824	$12,589
Software	60,921	56,230
Computer equipment	15,282	15,957
Other equipment, furniture and fixtures	17,088	15,694

	109,115	100,470
Less: Accumulated depreciation and amortization	(75,856)	(70,600)

Property and equipment — net	$33,259	$29,870

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
      Knight Capital Group, Inc. (“Knight”) — The Company owns approximately 7.9 million shares of Knight, representing approximately eight percent of Knight’s outstanding common shares as of September 30, 2005. Knight is a publicly held company that is a market maker in equity securities. The Company accounts for its investment in Knight as a marketable equity security available-for-sale. As of September 30, 2005 and September 24, 2004, the Company’s investment in Knight was valued at $65.7 million and $72.8 million, respectively. The Company’s cost basis is $0.7 million; therefore the gross unrealized gain was $65.0 million and $72.1 million at September 30, 2005 and September 24, 2004, respectively.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2003, the Company and a counterparty entered into a series of prepaid variable forward contracts on the Knight shares (see Note 15).
      International Securities Exchange, Inc. (“ISE”) — As of September 30, 2005 and September 24, 2004, the Company owned 112,887 shares of ISE. The Company accounts for its investment in ISE as a marketable equity security available-for-sale. Prior to ISE’s initial public offering in March 2005, the Company accounted for its investment in ISE under the cost method.
      The Nasdaq Stock Market, Inc. (“Nasdaq”) — As of September 24, 2004, the Company owned 75,700 shares of Nasdaq. The Company accounted for its investment in Nasdaq as a marketable equity security available-for-sale. The Company sold its investment in Nasdaq in March 2005 for approximately $807,000, resulting in a realized pre-tax loss on the sale of approximately $48,000.
      Other Investments — As of September 30, 2005 and September 24, 2004, the Company owned minority interests in several other non-marketable equity securities, which are accounted for under the cost method.
      The following table summarizes the Company’s investments, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects (see the Consolidated Statements of Stockholders’ Equity for a complete summary of comprehensive income):

	September 30,	September 24,
	2005	2004	Difference

Assets
Investment in Knight	$65,710	$72,827	$(7,117)
Investment in Nasdaq	—	447	(447)
Investment in ISE	2,644	447	2,197

Total marketable equity securities	68,354	73,721	(5,367)
Other investments	221	38	183

Total investments in equity securities	$68,575	$73,759	$(5,184)

Liabilities
Prepaid variable forward derivative instrument	$(20,423)	$(28,738)	$8,315

Prepaid variable forward contract obligation	$(39,518)	$(37,803)	$(1,715)

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(25,863)	$(27,958)	$2,095
Derivative instrument	7,863	11,208	(3,345)

Deferred income taxes on unrealized (gains)/losses, net	$(18,000)	$(16,750)	$(1,250)

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Acquisition Exit Liabilities
      The Company has recorded exit liabilities associated with acquisitions completed in fiscal 2004 and 2003. These exit liabilities consist principally of severance pay and other termination benefits and contract termination costs. The following is a summary of the activity in the Company’s acquisition exit liabilities:

	Employee	Occupancy and
	Compensation	Equipment	Other	Total

Balance, September 27, 2002	$25,619	$14,128	$5,107	$44,854
Fiscal 2003 activity:
Exit costs incurred	2,783	1,396	—	4,179
Utilized	(25,695)	(10,611)	(5,107)	(41,413)

Balance, September 26, 2003	2,707	4,913	—	7,620
Fiscal 2004 activity:
Exit costs incurred	4,172	1,016	—	5,188
Utilized	(6,302)	(816)	—	(7,118)

Balance, September 24, 2004	577	5,113	—	5,690
Fiscal 2005 activity:
Exit costs incurred	—	226	—	226
Utilized	(456)	(2,122)	—	(2,578)

Balance, September 30, 2005	$121	$3,217	$—	$3,338

      Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2009. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.

7.	Credit Facilities
      On December 13, 2004, the Company entered into an amendment to its revolving credit agreement. The revolving credit agreement, as amended, permits borrowings of up to $105 million through December 12, 2005, and is secured primarily by the Company’s stock in its subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At September 30, 2005, the interest rate on the revolving credit agreement would have been 5.47 percent. The Company also pays a commitment fee of 0.25 percent of the unused credit facility through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at September 30, 2005 and no outstanding indebtedness under the prior revolving credit agreement at September 24, 2004. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements.
      On December 9, 2005, the lenders under the Company’s revolving credit agreement agreed to extend the length of the agreement, on substantially the same terms, to the earlier of (a) March 12, 2006 or (b) the initial borrowing under a new syndicated loan facility to be entered into in connection with the acquisition of TD Waterhouse and payment of the special dividend.
      The Company, through its wholly owned broker-dealer subsidiary Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of September 30, 2005 and

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 24, 2004. Ameritrade, Inc. also had access to an unsecured uncommitted credit facility of up to $310 million as of September 30, 2005 and September 24, 2004. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2005 or September 24, 2004. As of September 30, 2005 and September 24, 2004, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

8.	Income Taxes
      Provision for income taxes is comprised of the following for fiscal years ended:

	2005	2004	2003

Current expense:
Federal	$180,733	$132,315	$51,748
State	29,479	25,543	8,815
Foreign	1,250	1,284	—

	211,462	159,142	60,563

Deferred expense (benefit):
Federal	2,813	20,374	7,960
State	325	(3,338)	3,525
Foreign	(861)	91	—

	2,277	17,127	11,485

Provision for income taxes	$213,739	$176,269	$72,048

      The Company is subject to examination by the Internal Revenue Service, states in which the Company has significant business operations, and other taxing authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the likelihood of additional tax deficiencies in each of the taxing jurisdictions resulting from ongoing and subsequent years’ examinations. Included in current income tax expense are changes to accruals for expected tax deficiencies in accordance with SFAS No. 5.
      A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years ended:

	2005	2004	2003

Federal statutory rate	35%	35%	35%
State taxes, net of federal tax effect	4	3	5

	39%	38%	40%

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	2005	2004

Deferred tax assets:
Accrued liabilities	$14,877	$13,999
Operating loss carryforwards	6,502	6,936
Allowance for doubtful accounts	4,976	1,966
Other deferred tax assets	2,205	2,249

Gross deferred tax assets	28,560	25,150
Less: Valuation allowance	(5,164)	(4,763)

Net deferred tax assets	23,396	20,387

Deferred tax liabilities:
Property and intangible assets	(92,700)	(91,670)
Unrealized investment and derivative gains/losses, net	(18,000)	(16,750)
Other deferred tax liabilities	(1,965)	(1,090)

Total deferred tax liabilities	(112,665)	(109,510)

Net deferred tax liabilities	$(89,269)	$(89,123)

      At September 30, 2005, subsidiaries of the Company have approximately $98.4 million of separate state operating loss carryforwards, which expire between 2011 and 2012. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. A subsidiary of the Company also has approximately $2.1 million of operating loss carryforwards in Canada, which expire between 2006 and 2011.

9.	Net Capital
      The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.
      Reflecting the effect of a regulatory matter related to an insured deposit sweep program discussed in the following paragraphs, the Company’s broker-dealer subsidiaries had aggregate net capital of $321.7 million and $30.6 million as of September 30, 2005 and September 24, 2004, respectively, resulting in excess aggregate minimum net capital of $234.2 million as of September 30, 2005 and an aggregate net capital deficiency of $40.3 million as of September 24, 2004. Excluding the effect of the regulatory matter, the Company’s aggregate net capital would have been $262.3 million as of September 24, 2004, which would have exceeded aggregate minimum net capital requirements by $191.4 million.
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

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staffs indicated that Ameritrade, Inc. did not for regulatory purposes effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. was also notified, on November 5, 2004, by the NASD that client funds deposited in the FDIC-insured sweep program should be included in Ameritrade, Inc.’s computation of reserve requirements under Exchange Act Rule 15c3-3. A deposit into Ameritrade, Inc.’s reserve account was made to fund the asserted Rule 15c3-3 requirement effective November 5, 2004. As of September 24, 2004, a deposit of $231.7 million into Ameritrade, Inc.’s reserve account would have been required in accordance with the Staffs’ position.
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
      At the direction of the NASD, Ameritrade, Inc. filed a notice describing the asserted net capital deficiency as well as Ameritrade, Inc.’s position on the matter on November 12, 2004 in accordance with Exchange Act Rule 17a-11. Ameritrade, Inc. cured the asserted deficiency the first business day following the notification by causing the transfer of the cash in the FDIC-insured accounts to a money market fund in accounts in the names of the clients. No client funds were lost and the Company believes that the client balances in the FDIC-insured deposit accounts at the Program Banks were, at all times, protected by FDIC insurance on a pass-through basis and no client balance was at risk. Ameritrade, Inc. ceased offering the FDIC-insured product pending NASD review. At the direction of the NASD, Ameritrade, Inc. filed, on December 8, 2004, amended Form X-17A-5 Financial and Operational Combined Uniform Single (FOCUS) Reports for the months of May through September 2004 reflecting the Staffs’ position.
      This matter had no impact on the Company’s results of operations or net cash flows for any period presented.
      On November 14, 2005, the NASD advised the Company that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. The Company intends to submit a response setting forth the reasons the Company believes that NASD should not bring a disciplinary action. If NASD elects to do so, it may seek censures, fines, suspensions or other sanctions. The Company is unable to predict the outcome of this matter.
      The NASD and SEC have also inquired about the effect on Ameritrade, Inc.’s net capital of certain deferred income tax liabilities arising from acquisitions. The issue is whether deferred tax liabilities may offset the acquired intangible client relationship assets to which they relate before the acquired intangible client relationship assets, which are not allowable assets for regulatory net capital purposes, are deducted in the net capital calculation. For purposes of calculating net capital, the SEC has allowed Ameritrade, Inc. to offset the acquired intangible client relationship asset related to the Datek acquisition with its associated deferred tax liability. The Datek transaction was not a taxable asset purchase.

10.	Stock Option and Incentive Plans
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
      The following is a summary of the status of the Company’s outstanding stock options as of the fiscal years ended:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	27,369	$6.31	30,144	$5.98	31,472	$5.20
Granted	25	$12.41	921	$11.21	15,194	$5.59
Exercised	(4,871)	$5.78	(3,177)	$4.35	(12,813)	$3.82
Canceled	(1,040)	$7.56	(519)	$6.30	(3,709)	$5.19

Outstanding at end of year	21,483	$6.38	27,369	$6.31	30,144	$5.98

Exercisable at end of year	18,053	$6.24	17,956	$6.14	13,925	$6.06

Available for future grant at end of year	29,870		28,886		29,319

Weighted average fair value of options granted during the year		$6.88		$6.60		$3.40

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the stock options outstanding at September 30, 2005:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$ 0.99 - $ 4.00	1,045	2.7	$2.33	1,045	$2.33
$ 4.01 - $ 8.00	15,718	6.6	$5.10	13,347	$5.09
$ 8.01 - $12.00	3,062	6.3	$9.21	2,467	$8.80
$12.01 - $16.00	866	7.7	$12.32	402	$12.32
$16.01 - $20.00	616	4.0	$16.84	616	$16.84
$20.01 - $30.00	87	4.5	$23.19	87	$23.19
$30.01 - $40.00	89	1.1	$36.50	89	$36.50

$ 0.99 - $40.00	21,483	6.3	$6.38	18,053	$6.24

      From February 2001 to February 2002, Datek issued to certain employees of a former subsidiary, The Island Holding Company, Inc. (“Island”), Stock Appreciation Rights (“SARs”) indexed to the value of Datek’s common shares. The Company issued replacement SARs in connection with the Datek merger. Upon exercise of these SARs, the Company must deliver cash in an amount equal to the excess, if any, of the market value of the Company’s shares over the exercise price. The Company includes the market value of SARs in accrued expenses in the Consolidated Balance Sheets. The Company recognized compensation expense of $0.1 million and $4.3 million during fiscal 2004 and 2003, respectively, for changes in the market value of these SARs after the grant date and for premium amounts paid to repurchase SARs from the holders. Such compensation expense was insignificant for fiscal 2005. The following table summarizes SARs activity for the fiscal years ended:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of SARs	Exercise Price	of SARs	Exercise Price	of SARs	Exercise Price

Outstanding at beginning of year	7	$4.81	42	$4.71	3,770	$4.68
Granted	—	—	—	—	—	—
Exercised	(3)	$4.74	(31)	$4.67	(642)	$4.53
Repurchased	—	—	—	—	(2,869)	$4.70
Cancelled	(2)	$4.86	(4)	$4.84	(217)	$4.86

Outstanding at end of year	2	$4.86	7	$4.81	42	$4.71

Exercisable at end of year	2	$4.86	4	$4.76	31	$4.66

11.	Employee Benefit Plans
      The Company has a 401(k) and profit-sharing plan under which the annual profit-sharing and matching contributions are determined at the discretion of the Board of Directors. Profit-sharing and matching contributions expense was $5.4 million, $5.6 million and $4.7 million for fiscal years 2005, 2004 and 2003, respectively.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share
      The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years ended:

	2005	2004	2003

Net income	$339,753	$282,818	$108,641

Weighted average shares outstanding — basic	404,215	417,629	427,376
Effect of dilutive securities:
Stock options	8,930	9,322	5,073
Deferred compensation shares	22	21	31

Weighted average shares outstanding — diluted	413,167	426,972	432,480

Earnings per share — basic	$0.84	$0.68	$0.25
Earnings per share — diluted	$0.82	$0.66	$0.25
      In fiscal 2005, fiscal 2004 and fiscal 2003, options to purchase approximately 0.8 million, 1.1 million and 4.8 million weighted average shares of Common Stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices exceeded the average market price of the Common Stock during the period.

13.	Commitments and Contingencies
      Lease Commitments — The Company and its subsidiaries have various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows:

	Minimum Lease	Sublease	Net Lease
Fiscal Year Ending	Payments	Proceeds	Commitments

2006	$18,890	$(1,601)	$17,289
2007	13,248	(976)	12,272
2008	7,829	(957)	6,872
2009	7,241	(951)	6,290
2010	5,976	(842)	5,134
Thereafter (to 2019)	23,073	(70)	23,003

Total	$76,257	$(5,397)	$70,860

      Rental expense was approximately $23.4 million, $24.3 million and $34.9 million for fiscal years 2005, 2004 and 2003, respectively.
      The Company and its subsidiaries have various capital leases on computer and office equipment. The amortization of equipment under capital leases is included in depreciation and amortization in the Consolidated Statements of Operations. The following is a schedule of future minimum lease payments under capital leases along with the present value of the minimum lease payments.

September 30,
2005

Fiscal year ending 2006	$3,114
Fiscal year ending 2007	2,278
Fiscal year ending 2008	1,530

Total minimum lease payments	6,922
Less: Amount representing interest	(704)

Present value of minimum lease payments	$6,218

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Legal — In May 2005, four putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its directors. The plaintiffs, Judith Friedman, Margaret Carroll, Mirfred Partners LLC and Irgun Torah, bring the actions on behalf of themselves and other stockholders of the Company. The complaints allege that defendants breached their fiduciary duties by refusing to consider a merger and acquisition proposal by E*Trade Financial Corporation. The complaints request injunctive relief and unspecified damages. On May 31, 2005, the Court entered an order consolidating the actions under the caption In re Ameritrade Holding Corp. Shareholders Litigation. Under the order, the plaintiffs are to file a consolidated amended complaint and the defendants are not required to respond to the original complaints. The plaintiffs have not yet filed a consolidated amended complaint. The defendants believe that these actions are without merit and intend to vigorously defend against them.
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
      The Company is in discussions with its regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters. See Note 9 for further discussion of a regulatory matter concerning an FDIC-insured deposit sweep program.
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
      As of September 30, 2005, client margin securities of approximately $5.3 billion and stock borrowings of approximately $3.4 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $5.0 billion of available collateral as of September 30, 2005.
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

	2005			2004			2003

	Private			Private			Private
	Client	All		Client	All		Client	All
	Division	Other	Total	Division	Other	Total	Division	Other	Total

Non-interest revenues	$585,388	$18,816	$604,204	$620,714	$22,710	$643,424	$538,958	$23,313	$562,271
Interest revenue, net	389,194	9,755	398,949	232,930	3,759	236,689	145,997	4,986	150,983

Net revenues	$974,582	$28,571	$1,003,153	$853,644	$26,469	$880,113	$684,955	$28,299	$713,254

Pre-tax income (loss)	$551,791	$1,701	$553,492	$444,238	$14,849	$459,087	$233,856	$(53,167)	$180,689

      On March 15, 2005, the Company announced a reorganization of its operational structure to more closely align the Company’s operations with its client-centric strategy. In connection with the reorganization, the Company is developing a new management financial reporting structure. The Company intends to reevaluate its segment reporting in light of the new reporting structure upon its completion, which is expected to occur subsequent to the closing of the TD Waterhouse acquisition discussed in Note 2.

AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has operations in the United States and Canada. The Company’s Canadian operations did not have significant long-lived assets for any period presented. The following table summarizes the Company’s revenues from external clients by geographic area of operations.

	2005	2004	2003

United States	$992,900	$870,679	$710,197
Canada	10,253	9,434	3,057

Total	$1,003,153	$880,113	$713,254

15.	Derivative Financial Instruments and Hedging Activities
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
      The embedded collars do not qualify for hedge accounting treatment, and are therefore accounted for as non-hedging derivatives in the consolidated financial statements. As of September 30, 2005 and September 24, 2004, the total fair value of the embedded collars was approximately $20.4 million and $28.7 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Consolidated Balance Sheets. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in the Consolidated Statements of Operations.
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

16.	Related Party Transactions
      Certain Company directors and associates maintain margin accounts with the Company’s clearing subsidiaries. The Company had margin loans, secured primarily by Company Common Stock, to Company directors and associates totaling $23.0 million and $10.7 million as of September 30, 2005 and September 24, 2004, respectively. These loans are made in the ordinary course of the Company’s business on terms no more favorable than those available on comparable transactions with other parties.

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

      The total shares sold by entities affiliated with Bain Capital includes 541,450 shares contributed by certain partners and other employees of the Bain Capital entities to certain charities prior to the offering. The charities sold the donated shares to the Company concurrent with the offering. Stephen G. Pagliuca, a director of the Company at the time of the transaction, is Managing Director of Bain Capital. Glenn H. Hutchins, a director of the Company, is a Managing Member of Silver Lake Partners. C. Kevin Landry, a director of the Company at the time of the transaction, is a Managing Director and Chief Executive Officer of TA Associates, Inc. J. Joe Ricketts is Chairman and Founder of the Company. J. Peter Ricketts was the Company’s Executive Vice President and Chief Operating Officer and Vice Chairman of the Board of Directors at the time of the transaction. The secondary offering was conducted pursuant to the terms of a registration rights agreement dated July 26, 2002 entered into among the Company and the selling stockholders, among others, in connection with the Datek merger. In accordance with the terms of the registration rights agreement, the Company paid various expenses of the offering totaling approximately $0.6 million.

17.	Quarterly Data (Unaudited)

	For the Fiscal Year Ended September 30, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$261,981	$232,505	$234,354	$274,313
Pre-tax income	$134,652	$127,014	$136,885	$154,941
Net income	$84,409	$77,371	$83,586	$94,388
Basic earnings per share	$0.21	$0.19	$0.21	$0.23
Diluted earnings per share	$0.20	$0.19	$0.20	$0.23

	For the Fiscal Year Ended September 24, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$226,440	$246,864	$219,992	$186,817
Pre-tax income	$94,822	$142,775	$119,696	$101,794
Net income	$56,857	$90,961	$73,040	$61,960
Basic earnings per share	$0.13	$0.22	$0.18	$0.15
Diluted earnings per share	$0.13	$0.21	$0.17	$0.15
      Quarterly amounts may not sum to year-end totals due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
      In performing this assessment, management considered that during 2005 the Company had discussions with the Staff of the SEC regarding the accounting for and disclosure of its prepaid variable forward contracts on its Knight shares. As a result of these discussions, on November 15, 2005, the Company concluded that its designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of its Knight shares was not documented adequately at the inception of the contracts. Therefore, the embedded collars did not qualify for cash flow hedge accounting treatment. The Company restated its consolidated financial statements to account for the embedded collars as non-hedging derivatives for the nine months ended June 24, 2005 and for the fiscal years ended September 24, 2004 and September 26, 2003.
      Management evaluated the impact of this restatement on the Company’s assessment of its system of internal control. Based upon the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standards No. 2, an Audit of Internal Control Over Financial Reporting in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in design or operation of internal control over financial reporting. Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements and that this is a material weakness in the Company’s internal control over financial reporting as of September 30, 2005, and disclosed this to the Audit Committee and to the independent registered public accountants.
      Solely as a result of this material weakness in the Company’s internal control over financial reporting, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting, as of September 30, 2005, was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America based on criteria set forth by the COSO of the Treadway Commission in their Internal Control — Integrated Framework.
      The management of the Company is also responsible for establishing and maintaining adequate systems of internal control over the effectiveness and efficiency of operations and compliance with applicable laws and regulations. Management assessed the Company’s systems of internal control over the effectiveness and efficiency of operations and compliance with applicable laws and regulations for adequate design and effective operation. This assessment was based on criteria for effective internal control established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Report). Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to the effectiveness and efficiency of operations and compliance with applicable laws and regulations for adequate design and effective operation as of September 30, 2005.

      The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which includes a disclaimer of opinion relating to management’s statements regarding management’s assessment of the Company’s systems of internal control over the effectiveness and efficiency of operations and compliance with applicable laws and regulations for adequate design and effective operation; an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting; and an adverse opinion on the Company’s internal control over financial reporting. This report begins on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Ameritrade Holding Corporation
Omaha, Nebraska
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Ameritrade Holding Corporation (the “Company”) did not maintain effective internal control over financial reporting as of September 30, 2005 because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that the embedded collars within the prepaid variable forward contracts on the Company’s shares in Knight stock would be properly recorded and disclosed in the financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We do not express an opinion or any other form of assurance on the information in paragraph 5 of Management’s Annual Report on Internal Control Over Financial Reporting, including management’s statements regarding their assessment of the Company’s systems of internal control over the effectiveness and efficiency of operations and compliance with applicable laws and regulations for adequate design and effective operation.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2005 of the Company and our reports dated December 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
December 13, 2005

Remediation of Material Weakness
      The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to derivative instruments and hedging documentation, and is taking the following actions to remediate the reported material weakness in internal control over financial reporting:

•	Implementing enhancements to the Company’s derivative policy.

•	Implementing additional monitoring and documentation procedures to ensure compliance with the enhanced derivative policy.

•	Performing training and education activities to increase management’s awareness of and compliance with the Company’s enhanced derivative policy.
Disclosure Controls and Procedures
      Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. As part of this evaluation, management considered the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting presented earlier in this section. Solely as a result of this material weakness, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2005.
Changes in Internal Control over Financial Reporting
      There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Amendment of Revolving Credit Agreement
      On December 9, 2005, the lenders under our revolving credit agreement agreed to extend the length of the agreement, on substantially the same terms, to the earlier of (a) March 12, 2006 or (b) the initial borrowing under a new syndicated loan facility to be entered into in connection with the acquisition of TD Waterhouse and payment of the special dividend. The revolving credit agreement, as extended, permits borrowings of up to $105 million, and is secured primarily by our stock in our subsidiaries and personal property. The interest rate on borrowings is equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At September 30, 2005, the interest rate on the revolving credit agreement would have been 5.45 percent. We also pay a commitment fee of 0.25 percent of the unused credit facility through the maturity date. We had no outstanding indebtedness under the revolving credit agreement as of December 9, 2005. The revolving credit agreement contains certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We have obtained a waiver to the revolving credit agreement to permit the declaration of the special dividend.

Part III

Item 10.	Directors and Executive Officers of the Registrant
      The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2005 (the “Proxy Statement”).

Item 11.	Executive Compensation
      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from portions of the Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table summarizes, as of September 30, 2005, information about compensation plans under which equity securities of the Company are authorized for issuance:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to Be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	21,083,195	$6.42	29,870,065	(1)
Individual equity compensation arrangements (aggregated)	400,000	$4.51	N/A

Total	21,483,195	$6.38	29,870,065

(1)	The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of Common Stock as well as options. As of September 30, 2005, there were, in the aggregate, 5,096,452 shares remaining available for issuance pursuant to the Long-Term Incentive Plan and the Directors Plan.

      The table above includes the following options assumed in connection with the Company’s merger with Datek in fiscal 2002:

	Number of Securities
	to Be Issued Upon	Weighted-Average
	Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	1,132,959	$4.77
Individual equity compensation arrangements (aggregated)	400,000	$4.51

Total	1,532,959	$4.71

      The Company does not have any equity compensation plans that were not previously approved by stockholders. At September 30, 2005, the Company had in place an individual compensation arrangement assumed in the Datek merger that was not approved by Datek’s stockholders as follows:

•	Moishe Zelcer, a former employee of Datek, has an option to purchase 400,000 shares of Company Common Stock under a stock option agreement dated December 30, 1999. This option is fully vested and exercisable at an exercise price of $4.51 per share. This option expires on December 29, 2009.

Item 13.	Certain Relationships and Related Transactions
      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Documents filed as part of this Report

1. Financial Statements

See “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”

2. Financial Statement Schedules

Schedule I — Condensed Financial Information of Registrant (Parent Company Information) is included in 15(c) below.

Schedule II — Valuation and Qualifying Accounts is included in 15(c) below.

3. Exhibits

See Item 15(b) below.

      (b) Exhibits

2.1		Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 28, 2005)

2.2		Amendment No. 1 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of October 28, 2005 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed October 31, 2005)

2.3		Agreement of Sale and Purchase among Ameritrade Holding Corporation, Datek Online Holdings Corp., The Toronto-Dominion Bank and TD Waterhouse Canada Inc, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on September 12, 2005)

3.1		Restated Certificate of Incorporation of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-A filed on September 5, 2002)

3.2		Amended and Restated By-Laws of Ameritrade Holding Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on November 7, 2003)

4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)

10.1		Securities Clearing Agreement, dated as of January 28, 1997, between The Bank of New York and Ameritrade Clearing, Inc. (now known as Ameritrade, Inc.) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)

10.2		Master Promissory Note, dated as of September 24, 2003, between Ameritrade, Inc. and The Bank of New York (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on November 7, 2003)

10.3		Lease, dated as of January 19, 1998, between United Investment Joint Venture d/b/a Southroads Mall and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company’s quarterly report on Form 10-Q filed on May 12, 1998)

10.4		Lease, dated as of March 19, 1999, between Alliance Gateway No. 17, Ltd. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)

10.5		Lease, dated as of April 9, 1999, between IRET Properties and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s quarterly report on Form 10-Q filed on August 9, 1999)

10.6	*	Employment Agreement, dated as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 14, 2001)

10.7	*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)

10.8	*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)

10.9	*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.10	*	Employment Agreement, dated as of October 1, 2001, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)

10.11*	Amendment to Employment Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.12*	Non-Qualified Stock Option Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.13*	Executive Employment Agreement, dated as of February 1, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)

10.14*	Employment Agreement Addendum, Waiver of Change of Control, dated June 25, 2002, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)

10.15*	Renewal of Executive Employment Agreement, dated as of July 29, 2004, between Phylis M. Esposito and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.16*	Extension of Executive Employment Agreement, dated as of May 13, 2005, between Phylis M. Esposito and Ameritrade Holding Corporation

10.17*	Executive Employment Agreement, dated as of September 9, 2002, between Kurt D. Halvorson and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.19 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.18*	Separation and Release Agreement, dated as of August 26, 2005, between Kurt D. Halvorson and Ameritrade Holding Corporation

10.19*	Executive Employment Agreement, dated as of September 9, 2002, between Ellen L.S. Koplow and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.20 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.20*	Renewal of Executive Employment Agreement, dated as of September 13, 2005, between Ellen L.S. Koplow and Ameritrade Holding Corporation

10.21*	Executive Employment Agreement, dated as of September 9, 2002, between John R. MacDonald and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.21 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.22*	Executive Employment Agreement, dated as of September 9, 2002, between John P. Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.22 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.23*	Separation and Release Agreement, dated as of August 26, 2005, between John P. Ricketts and Ameritrade Holding Corporation

10.24*	Executive Employment Agreement, dated as of February 28, 2003, between Michael Feigeles and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 8, 2003)

10.25*	Extension to Executive Employment Agreement, effective as of March 1, 2005, between Michael R. Feigeles and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 2, 2005)

10.26*	Separation and Release Agreement, dated as of March 4, 2005, between Michael R. Feigeles and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 2, 2005)

10.27*	Executive Employment Agreement, dated as of April 7, 2003, between Asiff Hirji and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2003)

10.28*	Executive Employment Agreement, dated as of February 1, 2004, between Anne L. Nelson and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2004)

10.29*	Renewal of Executive Employment Agreement, dated as of September 8, 2005, between Anne L. Nelson and Ameritrade Holding Corporation

10.30*	Executive Employment Agreement, dated as of June 7, 2004, between Kenneth Feldman and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 3, 2004)

10.31*	Executive Employment Agreement, dated as of May 10, 2005, between Bryce B. Engel and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on July 22, 2005)

10.32*	Executive Employment Agreement, dated as of May 10, 2005, between Lawrence Szczech and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on July 22, 2005)

10.33*	1996 Long-Term Incentive Plan, as amended and restated effective September 9, 2002 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-86164, filed on September 10, 2002)

10.34*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.35*	1996 Directors Incentive Plan, as amended and restated effective as of February 12, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.36*	Form of 1996 Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.37*	Form of 1996 Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.38*	Ameritrade Holding Corporation Executive Deferred Compensation Program, As Amended and Restated as of September 25, 2004 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.39*	2002 Management Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)

10.40*	Summary of Fiscal 2005 Performance Criteria, Ameritrade Holding Corporation 2002 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed February 8, 2005)

10.41*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)

10.42*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.43*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)

10.44	*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.45		Third Amended and Restated Revolving Credit Agreement, dated as of December 15, 2003, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)

10.46		First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 13, 2004, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed February 8, 2005)

10.47		Second Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)

10.48		Third Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Ameritrade Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)

10.49		Second Amended and Restated Stock Pledge Agreement, dated as of December 15, 2003, among Datek Online Holdings Corp.; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed February 11, 2004)

10.50		Stockholders Agreement, dated April 6, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, File No. 333-88632, filed on May 17, 2002)

10.51		Registration Rights Agreement, dated July 26, 2002, by and among Arrow Stock Holding Corporation, the principal stockholders of Datek Online Holdings Corp. named therein and the principal stockholders of Ameritrade Holding Corporation named therein (incorporated by reference to Exhibit 10.35 of the Company’s annual report on Form 10-K filed on December 13, 2002)

10.52		Master Terms And Conditions For Pre-Paid Share Forward Transactions Between Citibank, N.A. And Ameritrade Holding Corporation, dated as of April 25, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.53		ISDA Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.54		ISDA Credit Support Annex to the Schedule to the Master Agreement dated as of November 1, 2001 between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.55		Prepaid Share Forward Transaction Confirmation, dated as of February 28, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed May 8, 2003)

10.56		Pre-Paid Share Forward Transaction Confirmation, dated as of April 7, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed August 8, 2003)

10.57		Pre-Paid Share Forward Transaction Confirmation, dated as of June 5, 2003, between Citibank, N.A. and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed August 8, 2003)

10.58		Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)

10.59		Voting Agreement among The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, TA Associates and certain of its affiliates, and Silver Lake Partners and certain of its affiliates, dated as of June 22, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 28, 2005)

10.60		Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)

10.61		Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)

10.62	*	Summary of Non-Employee Director Compensation Arrangements

14		Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed May 6, 2004)

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

      (c) Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ameritrade Holding Corporation and Subsidiaries
Omaha, Nebraska
      We have audited the consolidated financial statements of Ameritrade Holding Corporation and its subsidiaries (collectively, the “Company”) as of September 30, 2005 and September 24, 2004 and for each of the three years in the period ended September 30, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, and have issued our reports thereon dated December 13, 2005 (which report on internal control over financial reporting expresses an adverse opinion on the Company’s internal control over financial reporting because of a material weakness); such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Ameritrade Holding Corporation, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
December 13, 2005

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
As of September 30, 2005 and September 24, 2004

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$43,142	$2,390
Investments in subsidiaries	1,362,653	1,295,529
Investments in equity securities	65,931	72,863
Receivables from subsidiaries	183,033	10,219
Other assets	6,979	265

Total assets	$1,661,738	$1,381,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$56,975	$25,681
Payables to subsidiaries	12,601	62,765
Prepaid variable forward derivative instrument	20,423	28,738
Prepaid variable forward contract obligation	39,518	37,803
Deferred income taxes	13,354	15,371

Total liabilities	142,871	170,358

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,184,004	1,195,218
Retained earnings	652,742	312,989
Treasury stock, Common, at cost: 2005 — 29,022,890 shares; 2004 — 27,871,600 shares	(364,794)	(346,060)
Deferred compensation	952	993
Accumulated other comprehensive income	41,612	43,417

Total stockholders’ equity	1,518,867	1,210,908

Total liabilities and stockholders’ equity	$1,661,738	$1,381,266

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2005, September 24, 2004 and September 26, 2003

	2005	2004	2003

	(In thousands)
Revenues:
Management fee	$46,121	$3,103	$6,789
Interest revenue	286	90	—

Total revenues	46,407	3,193	6,789

Expenses:
Employee compensation and benefits	22,148	14,657	11,146
Interest expense	2,046	1,861	3,829
Unrealized fair value adjustments of derivative instruments	(8,315)	(17,930)	46,668
Other	6,574	5,094	483

Total expenses	22,453	3,682	62,126

Income (loss) before income taxes and equity in income of subsidiaries	23,954	(489)	(55,337)
Provision for (benefit from) income taxes	10,826	303	(22,130)

Income (loss) before equity in income of subsidiaries	13,128	(792)	(33,207)
Equity in income of subsidiaries	326,625	283,610	141,848

Net income	$339,753	$282,818	$108,641

AMERITRADE HOLDING CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005, September 24, 2004 and September 26, 2003

	2005	2004	2003

Cash flows from operating activities:
Net income	$339,753	$282,818	$108,641
Adjustments to reconcile net income to net cash flows from operating activities:
Equity in income of subsidiaries	(326,625)	(283,610)	(141,848)
Deferred income taxes	1,131	6,884	(19,124)
Unrealized fair value adjustments of derivative instruments	(8,315)	(17,930)	46,668
Dividends from subsidiaries	260,000	342,000	20,281
Non-cash expenses, net	3,484	2,823	927
Changes in operating assets and liabilities:
Receivables from subsidiaries	(174,168)	48,204	(50,932)
Other assets	(6,813)	(63)	281
Accounts payable and accrued liabilities	50,077	(28,834)	90,724
Payables to subsidiaries	(50,164)	62,765	(100,745)

Net cash flows from operating activities	88,360	415,057	(45,127)

Cash flows from investing activities:
Investment in subsidiaries	—	(20,428)	(41,524)
Return of capital from subsidiaries	1,664	19,000	66,657
Cash paid in business combinations	—	(55,100)	—
Purchase of investments	(185)	(36)	—

Net cash flows from investing activities	1,479	(56,564)	25,133

Cash flows from financing activities:
Proceeds from prepaid variable forward contract	—	—	35,489
Principal payments on notes payable	—	(46,828)	(1,168)
Proceeds from exercise of stock options and other	28,142	13,807	49,419
Purchase of treasury stock	(77,229)	(323,660)	(85,769)
Payments received on stockholder loans	—	428	10,566

Net cash flows from financing activities	(49,087)	(356,253)	8,537

Net increase (decrease) in cash and cash equivalents	40,752	2,240	(11,457)
Cash and cash equivalents at beginning of period	2,390	150	11,607

Cash and cash equivalents at end of period	$43,142	$2,390	$150

Supplemental cash flow information:
Interest paid	$263	$719	$2,784
Income taxes paid	$165,955	$162,006	$15,395
Tax benefit on exercise of stock options	$18,471	$12,465	$24,679
Noncash investing and financing activities:
(Assets) liabilities transferred to subsidiaries, net	$—	$(1,422)	$20,358

SCHEDULE II
AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2005, September 24, 2004 and September 26, 2003

	Balance at	Charged to	Write-off	Balance at
	Beginning of	Costs and	of Doubtful	End of
	Period	Expenses	Accounts	Period

	(In thousands)
Fiscal year ended September 30, 2005 Allowance for doubtful accounts	$9,812	$8,773	$(5,660)	$12,925
Fiscal year ended September 24, 2004 Allowance for doubtful accounts	$10,948	$2,547	$(3,683)	$9,812
Fiscal year ended September 26, 2003 Allowance for doubtful accounts	$13,815	$1,996	$(4,863)	$10,948

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2005.

Ameritrade Holding Corporation

By:	/s/ Joseph H. Moglia

Joseph H. Moglia
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John R. MacDonald

John R. MacDonald
Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of December, 2005.

/s/ J. Joe Ricketts J. Joe Ricketts Chairman of the Board	/s/ Michael D. Fleisher Michael D. Fleisher Director

/s/ J. Peter Ricketts J. Peter Ricketts Vice Chairman	/s/ Glenn H. Hutchins Glenn H. Hutchins Director

/s/ Michael J. Bingle Michael J. Bingle Director	/s/ Mark L. Mitchell Mark L. Mitchell Director

/s/ Dan W. Cook III Dan W. Cook III Director	/s/ Thomas S. Ricketts Thomas S. Ricketts Director