Form 10-Q
period 2005-12-31
TD AMERITRADE HOLDING CORP
filed 2006-02-08
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-49992

TD AMERITRADE HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)
4211 South 102nd Street, Omaha, Nebraska, 68127
(Address of principal executive offices) (Zip Code)
(402) 331-7856
(Registrant’s telephone number, including area code)
AMERITRADE HOLDING CORPORATION
(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 27, 2006, there were 603,585,433 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. —Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company, formerly known as Ameritrade Holding Corporation) as of December 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management. We did not make a similar review of these financial statements for the corresponding period of the prior year (2004).
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
/S/ ERNST & YOUNG LLP
Kansas City, Missouri
February 3, 2006

TD AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	December 31,	September 30,
	2005	2005
ASSETS

Cash and cash equivalents	$188,119	$171,064
Short-term investments	302,921	229,819
Cash and investments segregated in compliance with federal regulations	7,041,290	7,595,359
Receivable from brokers, dealers and clearing organizations	3,107,058	3,420,226
Receivable from clients and correspondents — net of allowance for doubtful accounts	3,891,247	3,784,688
Property and equipment — net of accumulated depreciation and amortization	32,671	33,259
Goodwill	769,212	769,215
Acquired intangible assets — net of accumulated amortization	256,250	259,759
Investments in equity securities	81,534	68,575
Other assets	105,777	85,146

Total assets	$15,776,079	$16,417,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$3,786,473	$4,449,686
Payable to clients and correspondents	10,039,673	10,095,837
Accounts payable and accrued liabilities	152,352	171,290
Securities sold, not yet purchased	—	26,002
Prepaid variable forward derivative instrument	32,126	20,423
Prepaid variable forward contract obligation	39,951	39,518
Capitalized lease and other long-term obligations	7,999	6,218
Deferred income taxes	90,157	89,269

Total liabilities	14,148,731	14,898,243

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 650,000,000 shares authorized; 435,081,860 shares issued	4,351	4,351
Additional paid-in capital	1,187,017	1,184,004
Retained earnings	738,739	652,742
Treasury stock, common, at cost — Dec. 31, 2005 — 28,086,933 shares; Sept. 30, 2005 — 29,022,890 shares	(353,444)	(364,794)
Deferred compensation	1,007	952
Accumulated other comprehensive income	49,678	41,612

Total stockholders’ equity	1,627,348	1,518,867

Total liabilities and stockholders’ equity	$15,776,079	$16,417,110

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2005	2004
Revenues:
Commissions and clearing fees	$129,799	$153,546

Interest revenue	177,354	113,100
Brokerage interest expense	(49,754)	(24,679)

Net interest revenue	127,600	88,421

Other	19,862	20,014

Net revenues	277,261	261,981

Expenses:
Employee compensation and benefits	44,892	43,989
Clearing and execution costs	5,966	6,528
Communications	8,754	9,446
Occupancy and equipment costs	15,047	11,005
Depreciation and amortization	3,483	2,603
Amortization of acquired intangible assets	3,509	3,670
Professional services	9,593	9,567
Interest on borrowings	648	557
Gain on disposal of property	(206)	(98)
Other	7,009	3,946
Advertising	26,563	23,110
Unrealized fair value adjustments of derivative instruments	11,703	13,006

Total expenses	136,961	127,329

Pre-tax income	140,300	134,652
Provision for income taxes	54,303	50,243

Net income	$85,997	$84,409

Earnings per share — basic	$0.21	$0.21
Earnings per share — diluted	$0.21	$0.20

Weighted average shares outstanding — basic	406,560	405,664
Weighted average shares outstanding — diluted	417,063	414,701
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$85,997	$84,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,483	2,603
Amortization of acquired intangible assets	3,509	3,670
Deferred income taxes	(4,093)	(4,350)
Gain on disposal of property	(206)	(98)
Unrealized fair value adjustments of derivative instruments	11,703	13,006
Other non-cash expenses, net	2,111	1,957
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	554,069	(345,346)
Brokerage receivables	206,620	(1,620,349)
Other assets	(20,631)	210,365
Brokerage payables	(719,377)	1,716,370
Accounts payable and accrued liabilities	(18,637)	16,882
Securities sold, not yet purchased	(26,002)	—

Net cash flows provided by operating activities	78,546	79,119

Cash flows from investing activities:
Purchase of property and equipment	(196)	(2,452)
Proceeds from sale of property and equipment	8	—
Cash paid in business combinations, net	—	(17,500)
Purchase of short-term investments	(370,325)	—
Proceeds from sale of short-term investments	297,223	17,950

Net cash flows used in investing activities	(73,290)	(2,002)

Cash flows from financing activities:
Proceeds from notes payable	—	280,000
Principal payments on notes payable	—	(280,000)
Principal payments on capital leases and other long-term obligations	(916)	—
Proceeds from exercise of stock options	6,924	2,369
Purchase of treasury stock	—	(46,387)
Excess tax benefits on stock option exercises	5,715	—

Net cash flows provided by (used in) financing activities	11,723	(44,018)

Effect of exchange rate changes on cash and cash equivalents	76	378

Net increase in cash and cash equivalents	17,055	33,477

Cash and cash equivalents at beginning of period	171,064	137,392

Cash and cash equivalents at end of period	$188,119	$170,869

Supplemental cash flow information:
Interest paid	$48,179	$20,308
Income taxes paid	$55,692	$26,659
Tax benefit on exercise of stock options	$5,718	$2,052
Noncash investing and financing activities:
Issuance of capital lease and other long-term obligations	$2,697	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month Periods Ended December 31, 2005 and December 31, 2004
(Unaudited)
(Columnar amounts in thousands, except per share amounts)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation (formerly Ameritrade Holding Corporation) and its wholly owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2005.
2. BUSINESS COMBINATION
On January 24, 2006, the Company completed the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with the Toronto-Dominion Bank (“TD”). The Company purchased from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, the Company changed its name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. In addition, on January 24, 2006, the Company completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. The Company has agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada are subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada.
Pursuant to the Purchase Agreement, prior to the consummation of the Share Purchase, TD Waterhouse conducted a reorganization in which it transferred its Canadian retail securities brokerage business and TD Waterhouse Bank, N.A. to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse retained only its United States retail securities brokerage business. TD Waterhouse also distributed to TD excess capital of TD Waterhouse above certain thresholds prior to the consummation of the Share Purchase. As contemplated in the Purchase Agreement, on January 24, 2006, the Company commenced payment of a special cash dividend of $6.00 per share in respect of the shares of Company common stock outstanding prior to the consummation of the Share Purchase. The total amount of the dividend was approximately $2.4 billion.
In connection with the Purchase Agreement, TD was given rights to have its shares of common stock of the Company registered for resale and TD licensed the Company to use the “TD” name in connection with the operation of the Company’s business. The parties also entered into agreements regarding bank sweep accounts and mutual funds.
In connection with the Purchase Agreement, the Company, TD and J. Joe Ricketts, the Company’s Chairman and Founder, and certain of his affiliates also entered into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement sets forth certain governance arrangements and contains various provisions relating to stock ownership, voting, election of directors and other matters. The Company’s certificate of incorporation and bylaws were amended and restated as of January 24, 2006 to give effect to and facilitate the provisions contained in the Stockholders Agreement.

3. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill for the three months ended December 31, 2005:

Total
Balance as of September 30, 2005	$769,215

Tax benefit of option exercises (1)	(3)

Balance as of December 31, 2005	$769,212

(1)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist primarily of client relationship intangible assets and had a carrying value of $256.2 million, net of $41.8 million of accumulated amortization as of December 31, 2005. The Company estimates amortization expense on acquired intangible assets outstanding as of December 31, 2005 will be $10.4 million for the remainder of fiscal 2006 and approximately $13.8 million for each of the five succeeding fiscal years. These amounts do not include amortization of any intangible assets to be recorded in connection with the acquisition of TD Waterhouse.
4. INVESTMENTS IN EQUITY SECURITIES
The Company’s investments in equity securities consist primarily of ownership of approximately 7.9 million common shares of Knight Capital Group, Inc. (“Knight”), representing approximately eight percent of Knight’s outstanding common shares as of December 31, 2005. The Company accounted for its investment in Knight as a marketable equity security available-for-sale. As of December 31, 2005 and September 30, 2005, the Company’s investment in Knight was valued at $78.2 million and $65.7 million, respectively. The Company’s cost basis was $0.7 million; therefore the gross unrealized gain was $77.5 million and $65.0 million at December 31, 2005 and September 30, 2005, respectively, which is reflected in other comprehensive income, net of taxes, on the Condensed Consolidated Balance Sheets. The Company liquidated its position in Knight and the prepaid variable forward contracts described below in January 2006, resulting in a one-time pre-tax net gain of approximately $79 million that will be recorded in the fiscal quarter ending March 31, 2006.
During fiscal 2003, the Company executed a series of prepaid variable forward contracts on the Knight shares. Before the recent liquidation, these forward contracts were scheduled to mature on various dates in fiscal years 2006 and 2007. The forward contracts each contained a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. As of December 31, 2005 and September 30, 2005, the total fair value of the embedded collars was approximately $32.1 million and $20.4 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheets. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s investments in equity securities, liabilities associated with the prepaid variable forward contracts, and related deferred income tax effects:

	December 31,	September 30,
	2005	2005	Difference
Assets
Investment in Knight	$78,204	$65,710	$12,494
Investment in International Securities Exchange, Inc.	3,109	2,644	465

Total marketable equity securities	81,313	68,354	12,959
Other investments	221	221	—

Total investments in equity securities	$81,534	$68,575	$12,959

Liabilities
Prepaid variable forward derivative instrument	$(32,126)	$(20,423)	$(11,703)

Prepaid variable forward contract obligation	$(39,951)	$(39,518)	$(433)

Deferred income taxes on unrealized (gains)/losses:
Marketable equity securities	$(30,852)	$(25,863)	$(4,989)
Derivative instrument	12,369	7,863	4,506

Deferred income taxes on unrealized (gains)/losses, net	$(18,483)	$(18,000)	$(483)

5. ACQUISITION EXIT LIABILITIES
The following table summarizes activity in the Company’s acquisition exit liabilities for the three-month period ended December 31, 2005, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended December 31, 2005
			Paid and
	Balance at	Restructuring	Charged Against	Balance at
	Sept. 30, 2005	Charges	Liability	Dec. 31, 2005
Employee compensation and benefits	$121	$—	$2	$119
Occupancy and equipment costs	3,217	—	174	3,043

Total acquisition exit liabilities	$3,338	$—	$176	$3,162

Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2009. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2011.
6. CREDIT FACILITIES
On December 13, 2004, the Company entered into an amendment to its revolving credit agreement. The revolving credit agreement, as amended, permitted borrowings of up to $105 million through December 12, 2005, and was secured primarily by the Company’s stock in its subsidiaries and personal property. On December 9, 2005, the lenders under the Company’s revolving credit agreement agreed to extend the length of the agreement, on substantially the same terms, to the earlier of (a) March 12, 2006 and (b) the initial borrowing under a new syndicated loan facility to be entered into in connection with the acquisition of TD Waterhouse and payment of the special dividend. The interest rate on borrowings was equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At December 31, 2005, the interest rate on the revolving credit agreement would have been 6.06 percent. The Company also paid a commitment fee of 0.25 percent of the unused credit facility through the maturity date. The Company had no outstanding indebtedness under the revolving credit agreement at December 31, 2005 or September 30, 2005. The revolving credit agreement contained certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. The Company was in compliance with or obtained waivers for all covenants under the revolving credit agreements.

The revolving credit agreement, as extended, terminated upon the initial borrowing under the new syndicated loan facility on January 23, 2006, as described below.
On January 23, 2006, the Company entered into a credit agreement for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, the Company may prepay borrowings without penalty.
The Company used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which will be used for general corporate purposes.
The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at the Company’s option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50 percent if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25 percent if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00 percent if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00 percent less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50 percent or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) 0.50 percent. On January 26, 2006, the applicable interest rate on both the Term A Facility and the Term B Facility was 6.04 percent, based on LIBOR. The Financings also provide that the Company is obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that the Company pays fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by the Company and the issuing bank. A commitment fee at the rate of 0.375 percent per annum will accrue on any unused amount of the Revolving Facility.
The obligations under the Financings are guaranteed by the Company’s material subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor and 65 percent of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions. On January 24, 2006, concurrently with the closing of the TD Waterhouse Transaction, TD Waterhouse was added as an additional guarantor to the Financings and TD Waterhouse granted a lien on substantially all of its assets (including its ownership interest in each of its first-tier broker dealer subsidiaries) as additional security for the Financings.
The Financings contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on the Company’s outstanding capital stock and repurchases or redemptions of the Company’s outstanding capital stock, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant.
The Company, through its wholly owned broker-dealer subsidiary Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of December 31, 2005 and September 30, 2005. Ameritrade, Inc. also had access to an unsecured uncommitted credit facility of up to $310 million as of December 31, 2005 and September 30, 2005. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of December 31, 2005 or September 30, 2005. As of December 31, 2005 and September 30, 2005, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.

7. NET CAPITAL
The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.
The Company’s broker-dealer subsidiaries had aggregate net capital of $345.7 million and $321.7 million as of December 31, 2005 and September 30, 2005, respectively, which exceeded aggregate minimum net capital requirements by $256.0 million and $234.2 million, respectively.
8. STOCK OPTION AND INCENTIVE PLANS
The Company has four stock incentive plans. The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) were established by the Company. The Ameritrade Holding Corporation 1998 Stock Option Plan (the “1998 Plan”) (formerly known as the Datek Online Holdings Corp. 1998 Stock Option Plan) and the Ameritrade Holding Corporation 2001 Stock Incentive Plan (the “2001 Plan”) (formerly known as the Datek Online Holdings Corp. 2001 Stock Incentive Plan) were established by Datek Online Holdings Corp. (“Datek”) and amended and restated by the Company effective September 9, 2002 in connection with the Datek merger.
The Long-Term Incentive Plan authorizes the award of options to purchase common stock, common stock appreciation rights, shares of common stock and performance units. The Long-Term Incentive Plan has reserved 42,104,174 shares of the Company’s common stock for issuance to eligible employees. The Directors Plan authorizes the award of options to purchase common stock and shares of common stock. The Directors Plan has reserved 2,531,393 shares of the Company’s common stock for issuance to non-employee directors. Options are generally granted by the Company at not less than the fair market value at grant date, vest over a one-to four-year period, and expire 10 years after the grant date.
The 1998 Plan and 2001 Plan authorize the award of options to purchase common stock. The 1998 Plan has reserved 15,502,818 shares of the Company’s common stock for issuance to employees or consultants of the Company; non-employee directors of the Company; or employees of a corporation or other business enterprise which has been acquired by the Company, who hold options to purchase the acquired company’s stock, if the Company has agreed to assume those options. The 2001 Plan has reserved 18,628,031 shares of the Company’s common stock for issuance to directors or non-voting observers to the Board of Directors, officers and employees of the Company.
Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”) using a modified version of the prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three months ended December 31, 2005 and December 31, 2004 was $1.7 million and $0.4 million, respectively. The cumulative effect of initially adopting SFAS No. 123R was not material. As of December 31, 2005, the total compensation cost related to nonvested stock option awards was approximately $9.1 million and is expected to be recognized over a weighted average period of 12 months.
The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Three Months Ended
	December 31,
	2005	2004
Risk-free interest rate	4.4%	3.5%
Expected dividend yield	0%	0%
Expected volatility	58%	62%
Expected option life (years)	5.0	5.0
The risk free interest rate assumptions are based on 5-year U.S. Treasury note yields. The expected volatility is based on historical daily price changes of the Company’s stock since April 2001. The expected option life is the average number of years that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.

The following is a summary of option activity in the Company’s stock incentive plans for the three months ended December 31, 2005:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of period	21,483	$6.38
Granted	10	$22.17
Exercised	(933)	$7.42
Canceled	(183)	$15.90

Outstanding at end of period	20,377	$6.26	6.1	$361,477

Exercisable at end of period	17,622	$6.05	5.9	$316,344

The following is a summary of changes in nonvested options in the Company’s stock incentive plans for the three months ended December 31, 2005:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Nonvested at beginning of period	3,430	$4.39
Granted	10	$11.97
Vested	(568)	$3.57
Forfeited	(117)	$3.41

Nonvested at end of period	2,755	$4.62

The preceding tables do not reflect the adjustments made subsequent to December 31, 2005 discussed in the following paragraphs.
Immediately prior to the January 25, 2006 ex-dividend date for the $6.00 per share special cash dividend discussed in Note 2, in accordance with the terms of the stock plans, the Company adjusted outstanding equity awards under the plans to preserve their pre-dividend economic value. These adjustments did not result in any additional compensation expense because the aggregate fair value of each award before and after the modifications to the equity awards was the same as calculated pursuant to SFAS No. 123R. The exercise price, if any, was adjusted downward and the number of shares covered by equity awards was adjusted upward pursuant to the following formulas, where “Average Market Price” means the volume weighted average market price of a share of Ameritrade common stock on January 24, 2006, the last trading day before the ex-dividend date for the special dividend.
The exercise price, if any, of equity awards outstanding immediately before the ex-dividend date was adjusted downward by the ratio of the Average Market Price less the $6.00 per share special dividend, to the Average Market Price. The number of shares covered by each equity award was adjusted upward by the ratio of the Average Market Price to the Average Market Price less the $6.00 per share special dividend. The Average Market Price was $26.1983, which resulted in an exercise price adjustment ratio of 0.7710 to 1.00 and a shares covered adjustment ratio of 1.2971 to 1.00. The adjustment resulted in an incremental 6.0 million stock options outstanding immediately prior to the ex-dividend date and affected 1,293 employees and directors.
Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

Three Months Ended
December 31,
2004
Net income, as reported	$84,409
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	248
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(3,978)

Pro forma net income	$80,679

Basic earnings per share:
As reported	$0.21
Pro forma	$0.20

Diluted earnings per share:
As reported	$0.20
Pro forma	$0.19
Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset any dilution in excess of 2 million shares resulting from stock option exercises. The Company cannot estimate the amount of repurchases that may be required in order to comply with the Stockholders Agreement.
9. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2005	2004
Net income	$85,997	$84,409

Weighted average shares outstanding — basic	406,560	405,664
Effect of dilutive securities:
Stock options	10,477	9,014
Deferred compensation shares	26	23

Weighted average shares outstanding — diluted	417,063	414,701

Earnings per share — basic	$0.21	$0.21
Earnings per share — diluted	$0.21	$0.20
The weighted average shares outstanding above do not include 196,300,000  shares issued subsequent to December 31, 2005 in connection with the acquisition of TD Waterhouse. As of January 27, 2006, there were 603,585,433 shares of Company common stock outstanding.
10. COMMITMENTS AND CONTINGENCIES
Legal — In May 2005, four putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its directors. The plaintiffs, Judith Friedman, Margaret Carroll, Mirfred Partners LLC and Irgun Torah, brought the actions on behalf of themselves and other stockholders of the Company. The complaints alleged that the defendants breached their fiduciary duties by refusing to consider a merger and acquisition proposal by E*Trade Financial Corporation. The complaints requested injunctive relief and unspecified damages. On May 31, 2005, the Court entered an order consolidating the actions under the caption In re Ameritrade Holding Corp. Shareholders Litigation. Under the order, the plaintiffs were to file a consolidated amended complaint and the defendants were not required to respond to the original complaints. The plaintiffs did not file a consolidated amended complaint. On February 3, 2006, the plaintiffs dismissed the lawsuits without prejudice.

A lawsuit was filed in November 2000 in New York State Supreme Court. The claims arise from the 1997 acquisition of Kennedy Cabot & Co. (“Kennedy Cabot”), a securities brokerage firm, by TD Waterhouse. The plaintiffs are John J. Gebbia, the sole beneficial owner of the stock of Kennedy Cabot, his three sons, John M. Gebbia, Richard Gebbia, David Gebbia (collectively, the “Gebbia Sons”), James Antosh and Calabasas Asset Holding Co., Inc., the successor in interest to Kennedy Cabot. The defendants include TD, TD Waterhouse, and TD Waterhouse Investor Services, Inc., a subsidiary of TD Waterhouse. The Gebbia Sons and Antosh entered into bonus retention agreements with TD and TD Waterhouse. The plaintiffs’ amended complaint asserts that following the termination of their employment in March 1998, the defendants breached the agreements by failing to make salary and bonus pool payments, to which they claim they were entitled for a three-year period. In addition, the plaintiffs asserted the following causes of action: fraud; breach of oral employment agreements; an accounting; promissory estoppel; and intentional interference with prospective economic advantage. The defendants moved to dismiss the plaintiffs’ claims, and on June 24, 2002, the trial court granted the defendants’ motion to dismiss the plaintiffs’ claims in their entirety. On June 5, 2003, the Appellate Division, First Department reinstated the plaintiffs’ claim for breach of the bonus retention agreements and otherwise affirmed the trial court’s decision. The appellate court ruled that, although the bonus retention agreements were ambiguous, they could be reasonably construed to obligate the defendants to pay the Gebbia Sons and Antosh salary and management bonus pool payments for three years. The parties engaged in discovery, which was completed in December 2005. On February 3, 2006, the defendants filed a motion for summary judgment dismissing the claims. The plaintiffs seek damages ranging from $15.1 to $46.4 million, plus pre-judgment interest, costs and attorney’s fees. A trial date has been set for April 10, 2006. The defendants believe that the plaintiffs’ claims are without merit and intend to vigorously defend against the claims.
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
Net Capital Matter — On November 12, 2004, the Company’s broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believed that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification.
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

On November 14, 2005, the NASD advised the Company that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. The Company has submitted a response setting forth the reasons the Company believes that NASD should not bring a disciplinary action. If NASD elects to do so, it may seek censures, fines, suspensions or other sanctions. The Company is unable to predict the outcome of this matter.
Other Regulatory Matters — The Company is in discussions with its regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.
Income Taxes — The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.
General Contingencies — In the ordinary course of business, there are various contingencies that are not reflected in the condensed consolidated financial statements. These include Ameritrade, Inc. client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contracted obligations.
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
As of December 31, 2005, client margin securities of approximately $5.4 billion and stock borrowings of approximately $3.0 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $4.4 billion of that collateral as of December 31, 2005.
The Company is a member of and provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for these transactions.
Employment Agreements — The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary and incentive compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in control of the Company. Compensation amounts are subject to adjustments according to the Company’s financial performance and other factors.
11. SEGMENT INFORMATION
On March 15, 2005, the Company announced a reorganization of its operational structure to more closely align the Company’s operations with its client-centric strategy. In connection with the reorganization, the Company is developing a new management financial reporting structure and does not currently report results of operations internally on an operating segment basis. The Company intends to reevaluate its segment reporting in light of the new reporting structure upon its completion, which is expected to occur later in fiscal 2006 in connection with the integration of TD Waterhouse.
12. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended
	December 31, 2005	December 31, 2004
Net income	$85,997	$84,409

Other comprehensive income:
Net unrealized gains on investment securities available-for-sale arising during the period	12,959	14,084

Adjustment for deferred income taxes on net unrealized gains/losses	(4,989)	(5,064)

Foreign currency translation adjustment	96	1,626

Total other comprehensive income, net of tax	8,066	10,646

Comprehensive income	$94,063	$95,055

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, interest rates, stock market fluctuations and changes in client trading activity, increased competition, systems failures and capacity constraints, ability to service debt obligations, integration associated with the TD Waterhouse acquisition, realization of synergies from the TD Waterhouse acquisition, regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
In particular, forward-looking statements contained in this discussion include our expectations regarding: the amount of annualized pre-tax synergies to be realized from the acquisition of TD Waterhouse; the effect of client trading activity on our results of operations; the effect of changes in short-term interest rates on our net interest spread; the effect of changes in the number of qualified accounts on our results of operations; average commissions and clearing fees per trade; amounts of commissions and clearing fees, net interest revenue and other revenue; the effect of client trading activity on account maintenance fee revenues; amounts of employee compensation and benefits, clearing and execution, communications, occupancy and equipment costs, depreciation and amortization, professional services, other expenses and advertising expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; our stock repurchase program; and the implementation of a client segmentation strategy during the third quarter of fiscal 2006.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2005, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and intangible assets; valuation and accounting for derivative financial instruments; and estimates of effective income tax rates, deferred income taxes and valuation allowances. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2005.
Unless otherwise indicated, the terms “we,” “us” or “Company” in this report refer to TD AMERITRADE Holding Corporation (formerly Ameritrade Holding Corporation) and its wholly owned subsidiaries. The term “GAAP” refers to United States generally accepted accounting principles.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available in the “Investors” section of our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2005.
BUSINESS COMBINATION
On January 24, 2006, we completed the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with the Toronto-Dominion Bank (“TD”). We purchased from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock, and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, we changed our name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. In addition, on January 24, 2006, we completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. We have agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase,. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada are subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada.
Pursuant to the Purchase Agreement, prior to the consummation of the Share Purchase, TD Waterhouse conducted a reorganization in which it transferred its Canadian retail securities brokerage business and TD Waterhouse Bank, N.A. to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse retained only its United States retail securities brokerage business. TD Waterhouse also distributed to TD excess capital of TD Waterhouse above certain thresholds prior to the consummation of the Share Purchase. As contemplated in the Purchase Agreement, on January 24, 2006, we commenced payment of a special cash dividend of $6.00 per share in respect of the shares of our common stock outstanding prior to the consummation of the Share Purchase. The total amount of the dividend was approximately $2.4 billion.
In connection with the Purchase Agreement, TD was given rights to have its shares of common stock of the Company registered for resale and TD licensed us to use the “TD” name in connection with the operation of our business. The parties also entered into agreements regarding bank sweep accounts and mutual funds.
In connection with the Purchase Agreement, the Company, TD and J. Joe Ricketts, our Chairman and Founder, and certain of his affiliates also entered into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement sets forth certain governance arrangements and contains various provisions relating to stock ownership, voting, election of directors and other matters. Our certificate of incorporation and bylaws were amended and restated as of January 24, 2006 to give effect to and facilitate the provisions contained in the Stockholders Agreement.
We expect to realize approximately $678 million of annualized pre-tax synergies from the acquisition of TD Waterhouse within 18 months of the closing, consisting of $300 million in revenue opportunities primarily related to our new banking relationship with TD and $378 million in cost savings related to the elimination of duplicate expenditures. Forward-looking information regarding our expected revenues and expenses for the second quarter of fiscal 2006 included under “Results of Operations” below includes results for TD Waterhouse beginning January 25, 2006.
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
The following tables set forth operating margin and EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended
	December 31, 2005		December 31, 2004
	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$178,360	64.3%	$170,670	65.1%
Less:
Advertising	(26,563)	(9.6%)	(23,110)	(8.8%)
Gain on disposal of property	206	0.1%	98	0.0%
Unrealized fair value adjustments of derivative instruments	(11,703)	(4.2%)	(13,006)	(5.0%)

Pre-tax income	$140,300	50.6%	$134,652	51.4%

EBITDA
EBITDA	$147,940	53.4%	$141,482	54.0%
Less:
Depreciation and amortization	(3,483)	(1.3%)	(2,603)	(1.0%)
Amortization of acquired intangible assets	(3,509)	(1.3%)	(3,670)	(1.4%)
Interest on borrowings	(648)	(0.2%)	(557)	(0.2%)

Pre-tax income	$140,300	50.6%	$134,652	51.4%

Our improved pre-tax income, operating margin and EBITDA for the three-month period ended December 31, 2005 compared to the three-month period ended December 31, 2004 are largely due to increased net interest revenue resulting primarily from higher net interest rates earned on client margin and credit balances, partially offset by decreased revenue from commissions and clearing fees resulting from decreased client trading activity. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are 1) commissions and clearing fees and 2) net interest revenue. For the three months ended December 31, 2005, commissions and clearing fees and net interest revenue accounted for 47 percent and 46 percent of our net revenues, respectively. The primary factors driving our revenues from commissions and clearing fees are total client trades and average commissions and clearing fees per trade. The primary factors driving our net interest revenue are average client margin balances, average segregated cash balances, average client credit balances and the average interest rates earned and paid on such balances. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our trading activity and net interest revenue metrics.
Trading Activity Metrics
The following table sets forth several metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%
	December 31, 2005	December 31, 2004	Change
Total trades (in millions)	9.77	11.57	(16%)
Average commissions and clearing fees per trade	$13.29	$13.27	0%
Average client trades per day	156,245	171,383	(9%)
Average client trades per account (annualized)	10.5	12.2	(14%)
Activity rate	4.2%	4.8%	(13%)
Trading days	62.5	67.5	(7%)
Net Interest Revenue Metrics
The following tables set forth metrics that we use in analyzing net interest revenue:

	Three months ended December 31, 2005		Three months ended December 31, 2004		Percentage	Average
	Average	Average	Average	Average	Change in	Annualized
	Balance	Annualized	Balance	Annualized	Average	Yield/Cost
	(millions)	Yield/(Cost)	(millions)	Yield/(Cost)	Balances	Inc./(Dec.)
Segregated cash	$7,317	3.78%	$7,997	1.89%	(9%)	1.89%
Client margin balances	$3,727	7.36%	$3,413	5.16%	9%	2.20%
Client credit balances	$9,143	(0.80%)	$9,540	(0.29%)	(4%)	0.51%

	Three months ended
Securities Lending Activity (in millions):	December 31, 2005	December 31, 2004	$ Change
Interest revenue	$32.6	$22.8	$9.8
Brokerage interest expense	(30.8)	(17.9)	(12.9)

Net interest revenue	$1.8	$4.9	$(3.1)

Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended		%
	December 31, 2005	December 31, 2004	Change
Qualified accounts (beginning of period)	1,735,000	1,677,000	3%
Qualified accounts (end of period)	1,722,000	1,764,000	(2%)
Percentage increase (decrease) during period	(1%)	5%

Total accounts (beginning of period)	3,717,000	3,520,000	6%
Total accounts (end of period)	3,739,000	3,627,000	3%
Percentage increase (decrease) during period	1%	3%

Client assets (beginning of period, in billions)	$83.3	$68.8	21%
Client assets (end of period, in billions)	$85.5	$79.9	7%
Percentage increase (decrease) during period	3%	16%
Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.

Our total number of qualified accounts decreased for the first quarter of fiscal 2006. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. Such actions include our reorganization of our operational structure to more closely align it with our client-focused strategy. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.
Consolidated Statements of Operations Data
The following table summarizes certain data from our Condensed Consolidated Statements of Operations for analysis purposes (in millions, except percentages and interest days):

	Three months ended		%
	December 31, 2005	December 31, 2004	Change
Revenues:
Commissions and clearing fees	$129.8	$153.5	(15%)

Interest revenue	177.4	113.1	57%
Brokerage interest expense	(49.8)	(24.7)	102%

Net interest revenue	127.6	88.4	44%

Other	19.9	20.0	(1%)

Net revenues	277.3	262.0	6%

Expenses:
Employee compensation and benefits	44.9	44.0	2%
Clearing and execution costs	6.0	6.5	(9%)
Communications	8.8	9.4	(7%)
Occupancy and equipment costs	15.0	11.0	37%
Depreciation and amortization	3.5	2.6	34%
Amortization of acquired intangible assets	3.5	3.7	(4%)
Professional services	9.6	9.6	0%
Interest on borrowings	0.6	0.6	16%
Gain on disposal of property	(0.2)	(0.1)	110%
Other	7.0	3.9	78%
Advertising	26.6	23.1	15%
Unrealized fair value adjustments of derivative instruments	11.7	13.0	(10%)

Total expenses	137.0	127.3	8%

Pre-tax income	140.3	134.7	4%
Provision for income taxes	54.3	50.2	8%

Net income	$86.0	$84.4	2%

Other information:

Number of interest days in period	92	98	(6%)
Effective income tax rate	38.7%	37.3%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Consolidated Statements of Operations amounts.
Three-Month Periods Ended December 31, 2005 and December 31, 2004
Net Revenues
Commissions and clearing fees decreased 15 percent, primarily due to a 16 percent decrease in total trades. Average client trades per day decreased nine percent to 156,245 for the first quarter of fiscal 2006 from 171,383 for the first quarter of fiscal

2005, and there were five fewer trading days during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Average client trades per account (annualized) were 10.5 for the first quarter of fiscal 2006, compared to 12.2 for the first quarter of fiscal 2005. The number of qualified accounts, which have historically generated the vast majority of our revenues, has decreased by two percent since the first quarter of fiscal 2005. Average commissions and clearing fees per trade were relatively unchanged at $13.29 per trade for the first quarter of fiscal 2006, as the effect of decreased pricing on option contracts was offset by increased payment for order flow revenue. In March 2005, we lowered our options contract pricing from $1.50 to $0.75 per contract. We expect average commissions and clearing fees to increase to approximately $13.81 to $14.31 per trade during the second quarter of fiscal 2006, depending on the mix of client trading activity, level of payment for order flow revenue and other factors, due primarily to the effect of the TD Waterhouse acquisition. TD Waterhouse accounts earn higher average commissions and clearing fees per trade than the existing Ameritrade accounts. We expect revenues from commissions and clearing fees to range from $165.3 million to $211.6 million for the second quarter of fiscal 2006, depending on the volume of client trading activity, average commissions and clearing fees per trade and other factors. We intend to implement a client segmentation strategy during the third quarter of fiscal 2006, which may impact average commissions and clearing fees per trade in future periods.
Net interest revenue increased 44 percent, due primarily to an increase of 189 basis points in the average interest rate earned on segregated cash and an increase of 220 basis points in the average interest rate charged on client margin balances. The increased net interest revenue resulting from these factors was partially offset by six fewer interest days, an increase of 51 basis points in the average interest rate paid on client credit balances and a $3.1 million decrease in net interest earned on our securities lending program in the first quarter of fiscal 2006 from the first quarter of fiscal 2005. We expect net interest revenue to increase to between $217.9 million and $232.3 million for the second quarter of fiscal 2006, due primarily to increased average client margin balances resulting from our acquisition of TD Waterhouse.
Other revenues decreased one percent, as a decrease in account maintenance, confirmation and other fee revenue was partially offset by higher money market fee income. We expect other revenues to increase to between $87.7 million and $99.0 million for the second quarter of fiscal 2006, due primarily to an increase in money market fee income associated with the Money Market Deposit Account Agreement with TD that became effective on the closing of the acquisition of TD Waterhouse. Due to the expected large increase in money market fee income, we plan to begin reporting this revenue separately from other revenue beginning in the second quarter of fiscal 2006.
Expenses
Employee compensation and benefits expense increased two percent. Full-time equivalent employees increased to 2,184 at December 31, 2005, from 2,055 at December 31, 2004. Stock-based compensation expense increased by $1.3 million, as we began recognizing additional compensation cost for the unvested portion of past stock option awards upon our adoption of SFAS No. 123R on October 1, 2005. We expect employee compensation expense to range between $110.1 million and $113.2 million for the second quarter of fiscal 2006.
Clearing and execution costs decreased nine percent, due primarily to lower client trading volumes. We expect clearing and execution costs to range between $12.1 million and $12.7 million for the second quarter of fiscal 2006, depending largely on the level of client trading activity.
Communications expense decreased seven percent, due primarily to reduced telecommunications costs resulting from contract negotiations during fiscal 2005, partially offset by higher costs for quotes and market information. We expect communications expense to range between $15.6 million and $16.2 million for the second quarter of fiscal 2006.
Occupancy and equipment costs increased 37 percent, due primarily to a $2.3 million early lease termination fee associated with our facility in New Jersey. Operations in the New Jersey facility are expected to be moved into TD Waterhouse facilities. We expect occupancy and equipment costs to range between $19.3 million and $20.3 million for the second quarter of fiscal 2006.
Depreciation and amortization increased 34 percent, due primarily to increased software amortization related to recently developed functionality. Amortization of acquired intangible assets decreased four percent. We expect total depreciation and amortization, including both fixed asset depreciation and intangible asset amortization, to range between $17.8 million and $18.4 million for the second quarter of fiscal 2006. Actual results could differ substantially based on the results of an independent valuation of the acquired intangible assets associated with the acquisition of TD Waterhouse.
Professional services were virtually unchanged in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. We expect professional services expense to range between $36.7 million and $37.3 million for the second quarter of fiscal 2006.
Other expense increased 78 percent, due primarily to the effect of a favorable litigation settlement during the first quarter of 2005. We expect other expense to range from $7.9 million to $8.3 million for the second quarter of fiscal 2006.

Advertising expense increased 15 percent, as we increased expenditures to promote our Amerivest online advisory service. We expect approximately $42.1 million to $47.1 million of advertising expenditures for the second quarter of fiscal 2006, depending on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Unrealized fair value adjustments of derivative instruments decreased 10 percent due to fluctuations in the market price of the Knight stock underlying our prepaid variable forward contracts. As discussed in Note 4 to the condensed consolidated financial statements, the Company liquidated its position in Knight and the prepaid variable forward contracts in January, 2006, resulting in a one-time pre-tax net gain of approximately $79 million that will be recorded in the quarter ending March 31, 2006.
Our effective income tax rate was 38.7 percent for the first quarter of fiscal 2006 compared to 37.3 percent for the first quarter of fiscal 2005. During the first quarter of fiscal 2005, we recorded a $1.8 million benefit resulting from the amalgamation of our Canadian subsidiaries, which allowed previously unrealizable tax loss carryforwards to become realizable. We expect our effective income tax rate for the remainder of fiscal 2006 to range between 39.5 percent and 40.5 percent, as the acquisition of TD Waterhouse will result in a larger percentage of our payroll and assets being located in higher tax states.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and convertible subordinated notes to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first quarter of fiscal 2006 were financed from our earnings and cash on hand. We plan to finance our ordinary capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
To complete our acquisition of the U.S. brokerage business of TD Waterhouse, we issued 196.3 million shares of common stock on January 24, 2006. We also paid a $6.00 per share special cash dividend. We funded the approximately $2.4 billion special dividend with approximately $0.4 billion from cash and short-term investments on hand, approximately $0.4 billion from excess capital in TD Waterhouse at closing and the remaining $1.6 billion by issuing private long-term debt. We also issued another $300 million of private long-term debt, and entered into a $300 million revolving credit agreement, for working capital purposes. See Note 2 of the notes to condensed consolidated financial statements for further information about the TD Waterhouse acquisition.
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

	December 31,	September 30,
	2005	2005	Change
Cash and cash equivalents	$188,119	$171,064	$17,055
Less: Broker-dealer cash and cash equivalents	(122,444)	(107,236)	(15,208)

Non broker-dealer cash and cash equivalents	65,675	63,828	1,847
Plus: Non broker-dealer short-term investments	302,921	229,819	73,102
Plus: Excess broker-dealer regulatory net capital	121,342	103,061	18,281

Liquid assets	$489,938	$396,708	$93,230

The increase in liquid assets from September 30, 2005 to December 31, 2005 is primarily due to net income of $86.0 million and net cash provided by financing activities (see “Cash Flow” below) of $11.7 million, partially offset by an increase in aggregate debit items that resulted in increased regulatory net capital required of $5.8 million. The remaining $1.3 million of the net change in liquid assets is due to timing of income tax and other payments, non-cash gains and expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital.
Cash Flow
Cash provided by operating activities was $78.5 million for the first quarter of fiscal 2006, compared to $79.1 million for the first quarter of fiscal 2005. The decrease was primarily due to changes in broker-dealer working capital, partially offset by higher net income in the first three months of fiscal 2006.
Cash used in investing activities was $73.3 million for the first quarter of fiscal 2006, compared to $2.0 million for the first quarter of fiscal 2005. The cash used in investing activities in the first quarter of fiscal 2006 consisted primarily of $73.1 million of net short-term investments in auction rate securities.
Cash provided by financing activities was $11.7 million for the first quarter of fiscal 2006, compared to $44.0 million of cash used in financing activities for the first quarter of fiscal 2005. The financing activities in the first quarter of fiscal 2006 included $6.9 million and $5.7 million of proceeds from and excess tax benefits on stock option exercises, respectively. The financing activities in the first quarter of fiscal 2005 included $46.4 million of stock repurchases. Our broker-dealer subsidiary, Ameritrade, Inc., also borrowed and subsequently repaid $280 million on its unsecured credit facilities during the first quarter of fiscal 2005 to cure the asserted Exchange Act Rule 15c3-3 deficiency described in Note 10 of the notes to condensed consolidated financial statements.
Loan Facilities
On December 13, 2004, we entered into an amendment to our revolving credit agreement. The revolving credit agreement, as amended, permitted borrowings of up to $105 million through December 12, 2005, and was secured primarily by our stock in our subsidiaries and personal property. On December 9, 2005, the lenders under our revolving credit agreement agreed to extend the length of the agreement, on substantially the same terms, to the earlier of (a) March 12, 2006 and (b) the initial borrowing under a new syndicated loan facility to be entered into in connection with the acquisition of TD Waterhouse and payment of the special dividend. The interest rate on borrowings was equal to one month LIBOR (determined monthly) plus a spread (determined quarterly) of 1.75 percent or 2.00 percent based on a specified financial ratio. At December 31, 2005, the interest rate on the revolving credit agreement would have been 6.06 percent. We also paid a commitment fee of 0.25 percent of the unused credit facility through the maturity date. We had no outstanding indebtedness under the revolving credit agreement at December 31, 2005 or September 30, 2005. The revolving credit agreement contained certain covenants and restrictions, including maintenance of a minimum level of net worth, requiring prior written consent of the revolving lenders for certain business combinations and investments, and prohibiting the payment of cash dividends to stockholders. We were in compliance with or obtained waivers for all covenants under the revolving credit agreements.
The revolving credit agreement, as extended, terminated upon the initial borrowing under the new syndicated loan facility on January 23, 2006, as described below.
On January 23, 2006, we entered into a credit agreement for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, the Company may prepay borrowings without penalty.

We used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which will be used for general corporate purposes.
The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50 percent if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25 percent if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00 percent if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00 percent less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50 percent or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) 0.50 percent. On January 26, 2006, the applicable interest rate on both the Term A Facility and the Term B Facility was 6.04 percent, based on LIBOR. The Financings also provide that we are obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that we pay fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by us and the issuing bank. A commitment fee at the rate of 0.375 percent per annum will accrue on any unused amount of the Revolving Facility.
The obligations under the Financings are guaranteed by our material subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor and 65 percent of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions. On January 24, 2006, concurrently with the closing of the TD Waterhouse Transaction, TD Waterhouse was added as an additional guarantor to the Financings and TD Waterhouse granted a lien on substantially all of its assets (including its ownership interest in each of its first-tier broker dealer subsidiaries) as additional security for the Financings.
The Financings contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on our outstanding capital stock and repurchases or redemptions of our outstanding capital stock, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant.
Our wholly owned broker-dealer subsidiary, Ameritrade, Inc., had access to secured uncommitted credit facilities with financial institutions of up to $180 million as of December 31, 2005 and September 30, 2005. Ameritrade, Inc. also had access to an unsecured uncommitted credit facility of up to $310 million as of December 31, 2005 and September 30, 2005. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require Ameritrade, Inc. to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of December 31, 2005 or September 30, 2005. As of December 31, 2005 and September 30, 2005, approximately $490 million was available to Ameritrade, Inc. for either loans or, in some cases, letters of credit.
Prepaid Variable Forward Contracts
During fiscal 2003, we executed a series of prepaid variable forward contracts (the “forward contracts”) with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contained a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. At the inception of the forward contracts, we received cash of approximately $35.5 million, equal to approximately 86 percent of the notional amount. The forward contracts were scheduled to mature on various dates in fiscal years 2006 and 2007. We liquidated our position in Knight and the prepaid variable forward contracts in January 2006, resulting in a one-time pre-tax net gain of approximately $79 million that will be recorded in the fiscal quarter ending March 31, 2006.
The embedded collars did not qualify for hedge accounting treatment, and were therefore accounted for as non-hedging derivatives in the consolidated financial statements. As of December 31, 2005 and September 30, 2005, the total fair value of the embedded collars was approximately $32.1 million and $20.4 million, respectively, and was included under the caption “Prepaid variable forward derivative instrument” on the Condensed Consolidated Balance Sheets. Changes in the fair value of the embedded collars are included under the caption “Unrealized fair value adjustments of derivative instruments” in the Condensed Consolidated Statements of Operations.
The $35.5 million of cash received on the forward contracts was accounted for as an obligation on the Condensed Consolidated Balance Sheets. We were accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of each forward contract in January 2006, the realized gain or loss on the Knight stock delivered to the counterparty or otherwise sold has been reclassified from other comprehensive income into earnings.
Stock Repurchase Program
On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our common stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, we may repurchase, from time to time, up to 70 million shares of our common stock, a 30 million-share increase from the previous authorization. Through December 31, 2005, we have repurchased a total of approximately 48.4 million shares at a weighted average purchase price of $10.15 per share. We did not make any repurchases under the program during the first quarter of fiscal 2006, and do not expect to make any repurchases during the second quarter of fiscal 2006.
Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our financial statements.
Contractual Obligations
The new loan facilities discussed under “Loan Facilities” and the termination of the prepaid variable forward contracts discussed under “Prepaid Variable Forward Contracts” constitute material changes in our contractual obligations outside the ordinary course of business.
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
As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.0 billion and $7.6 billion at December 31, 2005 and September 30, 2005, respectively. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $10.0 billion at December 31, 2005 and $10.1 billion at September 30, 2005, in the form of client and correspondent credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in the level of interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally would result in our earning a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.
We had no borrowings outstanding under our $105 million revolving credit agreement, which bears interest at a floating rate, as of December 31, 2005 and September 30, 2005. On January 23, 2006, we borrowed $1.6 billion under new credit facilities in order to partially fund our $6 per share special cash dividend and another $0.3 billion for working capital purposes. These borrowings bear interest at a variable rate based on

LIBOR. A hypothetical one percent change in the underlying interest rates for these borrowings would result in an additional $19 million of annual pre-tax interest expense.
Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative financial instruments or derivative commodity instruments.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. As part of this evaluation, management considered the remediation of the material weakness described later in this section. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Remediation of Material Weakness
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
Management evaluated the impact of this restatement on the Company’s assessment of its system of internal control. Based upon the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standards No. 2, an Audit of Internal Control Over Financial Reporting in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in design or operation of internal control over financial reporting. Management concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements and that this was a material weakness in the Company’s internal control over financial reporting as of September 30, 2005, and disclosed this to the Audit Committee and to the independent registered public accounting firm.
The Company’s management has reviewed and evaluated its internal control procedures and the design of those control procedures relating to derivative instruments and hedging documentation, and has taken the following actions to remediate the reported material weakness in internal control over financial reporting:
•	Implemented enhancements to the Company’s derivative policy;

•	Implemented additional monitoring and documentation procedures to ensure compliance with the enhanced derivative policy and requirements of the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and

•	Performed training and education activities to increase management’s awareness of and compliance with the Company’s enhanced derivative policy.
Management believes that these enhanced control procedures are adequately designed to ensure that derivative instruments are properly recorded and disclosed in the financial statements and that the enhanced control procedures are operating effectively.
Changes in Internal Control over Financial Reporting
The enhanced control procedures discussed under “Remediation of Material Weakness” above constitute changes that have materially affected the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Legal - In May 2005, four putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its directors. The plaintiffs, Judith Friedman, Margaret Carroll, Mirfred Partners LLC and Irgun Torah, brought the actions on behalf of themselves and other stockholders of the Company. The complaints alleged that the defendants breached their fiduciary duties by refusing to consider a merger and acquisition proposal by E*Trade Financial Corporation. The complaints requested injunctive relief and unspecified damages. On May 31, 2005, the Court entered an order consolidating the actions under the caption In re Ameritrade Holding Corp. Shareholders Litigation. Under the order, the plaintiffs were to file a consolidated amended complaint and the defendants were not required to respond to the original complaints. The plaintiffs did not file a consolidated amended complaint. On February 3, 2006, the plaintiffs dismissed the lawsuits without prejudice.
A lawsuit was filed in November 2000 in New York State Supreme Court. The claims arise from the 1997 acquisition of Kennedy Cabot & Co. (“Kennedy Cabot”), a securities brokerage firm, by TD Waterhouse. The plaintiffs are John J. Gebbia, the sole beneficial owner of the stock of Kennedy Cabot, his three sons, John M. Gebbia, Richard Gebbia, David Gebbia (collectively, the “Gebbia Sons”), James Antosh and Calabasas Asset Holding Co., Inc., the successor in interest to Kennedy Cabot. The defendants include TD, TD Waterhouse, and TD Waterhouse Investor Services, Inc., a subsidiary of TD Waterhouse. The Gebbia Sons and Antosh entered into bonus retention agreements with TD and TD Waterhouse. The plaintiffs’ amended complaint asserts that following the termination of their employment in March 1998, the defendants breached the agreements by failing to make salary and bonus pool payments, to which they claim they were entitled for a three-year period. In addition, the plaintiffs asserted the following causes of action: fraud; breach of oral employment agreements; an accounting; promissory estoppel; and intentional interference with prospective economic advantage. The defendants moved to dismiss the plaintiffs’ claims, and on June 24, 2002, the trial court granted the defendants’ motion to dismiss the plaintiffs’ claims in their entirety. On June 5, 2003, the Appellate Division, First Department reinstated the plaintiffs’ claim for breach of the bonus retention agreements and otherwise affirmed the trial court’s decision. The appellate court ruled that, although the bonus retention agreements were ambiguous, they could be reasonably construed to obligate the defendants to pay the Gebbia Sons and Antosh salary and management bonus pool payments for three years. The parties engaged in discovery, which was completed in December 2005. On February 3, 2006, the defendants filed a motion for summary judgment dismissing the claims. The plaintiffs seek damages ranging from $15.1 to $46.4 million, plus pre-judgment interest, costs and attorney’s fees. A trial date has been set for April 10, 2006. The defendants believe that the plaintiffs’ claims are without merit and intend to vigorously defend against the claims.
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
Net Capital Matter - On November 12, 2004, the Company’s broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believe that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification.
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
On November 14, 2005, the NASD advised the Company that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. The Company has submitted a response setting forth the reasons the Company believes that NASD should not bring a disciplinary action. If NASD elects to do so, it may seek censures, fines, suspensions or other sanctions. The Company is unable to predict the outcome of this matter.
Other Regulatory Matters — The Company is in discussions with its regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The Company’s common stock repurchase program was announced on September 9, 2002. The Company’s Board of Directors authorized the Company to repurchase up to 40 million shares over a two-year period expiring September 9, 2004. On May 5, 2004, the Company’s Board of Directors extended the stock repurchase program through May 5, 2006. Under the stock repurchase program, as extended, the Company may repurchase, from time to time, up to 70 million shares of common stock, a 30 million-share increase from the previous authorization. The September 9, 2002 program, as extended, is the only program currently in effect and there have been no programs that have expired during the period covered by this report. The Company did not make any repurchases pursuant to the publicly announced program during the quarter covered by this report. The Company does not expect to make any repurchases pursuant to the publicly announced program during the second quarter of fiscal 2006.
Item 6. — Exhibits
2.1	Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 28, 2005)

2.2	Amendment No. 1 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of October 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 31, 2005)

2.3	Amendment No. 2 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of December 23, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed December 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective January 24, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 27, 2006)

10.1	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2005)

10.2	Summary of Fiscal 2006 Performance Criteria, Ameritrade Holding Corporation 2002 Management Incentive Plan

10.3	Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 9, 2005, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto

10.4	TD AMERITRADE $2,200,000,000 Senior Credit Facilities Commitment Letter, dated December 15, 2005

10.5	$2,200,000,000 Credit Agreement, dated January 23, 2006

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 8, 2006

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN R. MACDONALD
John R. MacDonald
Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)