Form 10-Q/A
period 2005-12-31
TD AMERITRADE HOLDING CORP
filed 2006-02-10
CIK 1173431

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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended December 31, 2005 amends the Quarterly Report on Form 10-Q filed on February 8, 2006 solely for the purpose of amending the disclosure in Item 2 of Part I of such report relating to projections for the second quarter of fiscal 2006 for average commissions and clearing fees, net interest revenue and other revenues. Except for the changes to Item 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. This Amendment No. 1 to the Quarterly Report continues to speak as of the date of the Quarterly Report, and Registrant has not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report. The filing of this Amendment No. 1 to the Quarterly Report is not a representation that any statements contained in items of the Quarterly Report other than that information being amended hereby are true or complete as of any date subsequent to the date of the Quarterly Report.

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
Three-Month Periods Ended December 31, 2005 and December 31, 2004
Net Revenues
Commissions and clearing fees decreased 15 percent, primarily due to a 16 percent decrease in total trades. Average client trades per day decreased nine percent to 156,245 for the first quarter of fiscal 2006 from 171,383 for the first quarter of fiscal

2005, and there were five fewer trading days during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Average client trades per account (annualized) were 10.5 for the first quarter of fiscal 2006, compared to 12.2 for the first quarter of fiscal 2005. The number of qualified accounts, which have historically generated the vast majority of our revenues, has decreased by two percent since the first quarter of fiscal 2005. Average commissions and clearing fees per trade were relatively unchanged at $13.29 per trade for the first quarter of fiscal 2006, as the effect of decreased pricing on option contracts was offset by increased payment for order flow revenue. In March 2005, we lowered our options contract pricing from $1.50 to $0.75 per contract. We expect average commissions and clearing fees to increase to approximately $13.75 to $14.50 per trade during the second quarter of fiscal 2006, depending on the mix of client trading activity, level of payment for order flow revenue and other factors, due primarily to the effect of the TD Waterhouse acquisition. TD Waterhouse accounts earn higher average commissions and clearing fees per trade than the existing Ameritrade accounts. We expect revenues from commissions and clearing fees to range from $165.3 million to $211.6 million for the second quarter of fiscal 2006, depending on the volume of client trading activity, average commissions and clearing fees per trade and other factors. We intend to implement a client segmentation strategy during the third quarter of fiscal 2006, which may impact average commissions and clearing fees per trade in future periods.
Net interest revenue increased 44 percent, due primarily to an increase of 189 basis points in the average interest rate earned on segregated cash and an increase of 220 basis points in the average interest rate charged on client margin balances. The increased net interest revenue resulting from these factors was partially offset by six fewer interest days, an increase of 51 basis points in the average interest rate paid on client credit balances and a $3.1 million decrease in net interest earned on our securities lending program in the first quarter of fiscal 2006 from the first quarter of fiscal 2005. We expect net interest revenue to increase to between $155.4 million and $165.7 million for the second quarter of fiscal 2006, due primarily to increased average client margin balances resulting from our acquisition of TD Waterhouse.
Other revenues decreased one percent, as a decrease in account maintenance, confirmation and other fee revenue was partially offset by higher money market fee income. We expect other revenues to increase to between $87.7 million and $96.0 million for the second quarter of fiscal 2006, due primarily to an increase in money market fee income associated with the Money Market Deposit Account Agreement with TD that became effective on the closing of the acquisition of TD Waterhouse. Due to the expected large increase in money market fee income, we plan to begin reporting this revenue separately from other revenue beginning in the second quarter of fiscal 2006.
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
Item 6. — Exhibits
2.1	Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 28, 2005)

2.2	Amendment No. 1 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of October 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 31, 2005)

2.3	Amendment No. 2 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of December 23, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed December 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective January 24, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 27, 2006)

10.1	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2005)

10.2	Summary of Fiscal 2006 Performance Criteria, Ameritrade Holding Corporation 2002 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on February 8, 2006)

10.3	Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of December 9, 2005, among Ameritrade Holding Corporation; First National Bank of Omaha, as Agent; and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on February 8, 2006)

10.4	TD AMERITRADE $2,200,000,000 Senior Credit Facilities Commitment Letter, dated December 15, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on February 8, 2006)

10.5	$2,200,000,000 Credit Agreement, dated January 23, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on February 8, 2006)

15.1	Awareness Letter of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 15.1 of the Company’s Form 10-Q filed on February 8, 2006)

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 10, 2006

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN R. MACDONALD
John R. MacDonald
Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)