Form 10-Q
period 2006-03-31
TD AMERITRADE HOLDING CORP
filed 2006-05-09
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________
Commission file number: 0-49992

TD AMERITRADE HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
As of April 28, 2006, there were 609,758,593 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION
INDEX

		Page No.

	Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

	Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	39

	Signatures	41
Employment Agreement Addendum
$270,000,000 Promissory Note
Amendment No.1 to Stockholders Agreement
Amendment No.1 to Loan Documents
Awareness Letter of Independent Registered Public Accounting Firm
302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
Section 1350 Certification

Part I — FINANCIAL INFORMATION
Item 1. –Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company, formerly known as Ameritrade Holding Corporation) as of March 31, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended and the condensed consolidated statements of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company’s management. We did not make a similar review of these financial statements for the corresponding periods of the prior year (2005).
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
May 5, 2006

TD AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	September 30,
	2006	2005

ASSETS

Cash and cash equivalents	$483,410	$171,064
Short-term investments	40,000	229,819
Cash and investments segregated in compliance with federal regulations	7,471,254	7,595,359
Receivable from brokers, dealers and clearing organizations	4,056,136	3,420,226
Receivable from clients and correspondents — net of allowance for doubtful accounts	7,826,854	3,784,688
Receivable from affiliate	54,597	—
Property and equipment — net of accumulated depreciation and amortization	47,724	33,259
Goodwill	1,693,538	769,215
Acquired intangible assets — net of accumulated amortization	1,084,395	259,759
Investments in equity securities	17,254	68,575
Other assets	178,054	85,146

Total assets	$22,953,216	$16,417,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$6,781,010	$4,449,686
Payable to clients and correspondents	11,934,186	10,095,837
Accounts payable and accrued liabilities	508,263	171,290
Payable to affiliate	10,975	—
Securities sold, not yet purchased	20,567	26,002
Prepaid variable forward derivative instrument	—	20,423
Prepaid variable forward contract obligation	—	39,518
Notes payable to affiliate	100,000	—
Long-term debt	1,900,000	—
Capitalized lease and other long-term obligations	7,563	6,218
Deferred income taxes	242,151	89,269

Total liabilities	21,504,715	14,898,243

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; Mar. 31, 2006 - 631,381,860 shares issued; Sept. 30, 2005 - 435,081,860 shares issued;	6,314	4,351
Additional paid-in capital	1,605,976	1,184,004
Retained earnings	172,835	652,742
Treasury stock, common, at cost — Mar. 31, 2006 - 26,958,920 shares; Sept. 30, 2005 - 29,022,890 shares	(340,011)	(364,794)
Deferred compensation	734	952
Accumulated other comprehensive income	2,653	41,612

Total stockholders’ equity	1,448,501	1,518,867

Total liabilities and stockholders’ equity	$22,953,216	$16,417,110

See notes to condensed consolidated financial statements

TD AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2006	2005	2006	2005

Revenues:
Transaction-based revenues:
Commissions and clearing fees	$221,394	$127,973	$351,193	$281,519

Asset-based revenues:
Interest revenue	254,048	116,301	431,402	229,402
Brokerage interest expense	(80,648)	(30,169)	(130,402)	(54,849)

Net interest revenue	173,400	86,132	301,000	174,553

Money market deposit account fees	45,306	—	45,306	—
Money market and other mutual fund fees	32,503	5,438	40,164	11,493

Total asset-based revenues	251,209	91,570	386,470	186,046

Other revenues	24,623	12,962	36,824	26,922

Net revenues	497,226	232,505	774,487	494,487

Expenses:
Employee compensation and benefits	111,722	42,850	156,614	86,839
Clearing and execution costs	12,403	6,371	18,370	12,900
Communications	17,164	9,450	25,918	18,896
Occupancy and equipment costs	18,148	9,588	33,195	20,593
Depreciation and amortization	5,181	2,230	8,664	4,832
Amortization of acquired intangible assets	11,281	3,144	14,790	6,814
Professional services	37,072	9,208	46,665	18,775
Interest on borrowings	25,796	449	26,444	1,006
Gain on disposal of property	(219)	(148)	(426)	(246)
Other	8,818	5,160	15,826	9,107
Advertising	47,477	27,525	74,041	50,635
Fair value adjustments of derivative instruments	(986)	(10,336)	10,717	2,669

Total expenses	293,857	105,491	430,818	232,820

Income before other income and income taxes	203,369	127,014	343,669	261,667

Other income:
Gain on disposal of investment	78,840	—	78,840	—

Pre-tax income	282,209	127,014	422,509	261,667
Provision for income taxes	109,374	49,643	163,677	99,887

Net income	$172,835	$77,371	$258,832	$161,780

Earnings per share — basic	$0.31	$0.19	$0.54	$0.40
Earnings per share — diluted	$0.30	$0.19	$0.53	$0.39

Weighted average shares outstanding — basic	553,813	402,833	479,377	404,357
Weighted average shares outstanding — diluted	566,710	410,674	491,065	412,840

Dividends declared per share	$6.00	$0.00	$6.00	$0.00
See notes to condensed consolidated financial statements

TD AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31, 2006	March 25, 2005

Cash flows from operating activities:
Net income	$258,832	$161,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,664	4,832
Amortization of acquired intangible assets	14,790	6,814
Deferred income taxes	26,325	(439)
Gain on disposal of investment	(78,840)	—
Gain on disposal of property	(426)	(246)
Fair value adjustments of derivative instruments	10,717	2,669
Other non-cash expenses, net	1,284	1,714
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	200,105	351,093
Brokerage receivables	(657,712)	(1,524,386)
Other assets	(22,857)	219,009
Brokerage payables	491,121	923,701
Accounts payable and accrued liabilities	33,981	54,479
Securities sold, not yet purchased	(7,852)	—

Net cash flows provided by operating activities	278,132	201,020

Cash flows from investing activities:
Purchase of property and equipment	(3,081)	(4,655)
Proceeds from sale of property and equipment	11	—
Cash received (paid) in business combinations, net	580,056	(25,919)
Purchase of short-term investments	(745,875)	(92,475)
Proceeds from sale of short-term investments	935,694	46,050
Proceeds from sale of investments in equity securities	7,492	807

Net cash flows provided by (used in) investing activities	774,297	(76,192)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	—
Payment of debt issuance costs	(20,992)	—
Proceeds from notes payable	—	280,000
Principal payments on notes payable	(200,000)	(280,000)
Principal payments on capital leases and other long-term obligations	(2,039)	—
Proceeds from exercise of stock options	12,975	4,075
Payment of cash dividend	(2,442,234)	—
Purchase of treasury stock	(467)	(76,875)
Excess tax benefits on stock-based compensation	12,520	—

Net cash flows used in financing activities	(740,237)	(72,800)

Effect of exchange rate changes on cash and cash equivalents	154	299

Net increase in cash and cash equivalents	312,346	52,327

Cash and cash equivalents at beginning of period	171,064	137,392

Cash and cash equivalents at end of period	$483,410	$189,719

Supplemental cash flow information:
Interest paid	$142,064	$51,470
Income taxes paid	$76,185	$43,608
Tax benefit on exercises and distributions of stock-based compensation	$12,558	$3,134
Noncash investing and financing activities:
Issuance of capital lease and other long-term obligations	$3,384	$—
Settlement of prepaid variable forward contract liabilities in exchange for investment	$72,077	$—
Issuance of common stock in acquisition	$2,123,181	$—
See notes to condensed consolidated financial statements

TD AMERITRADE HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Six-Month Periods Ended March 31, 2006 and March 25, 2005
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
2. BUSINESS COMBINATION
On January 24, 2006, the Company completed the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with the Toronto-Dominion Bank (“TD”). The Company purchased from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, the Company changed its name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. The Company’s condensed consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, the Company completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. The Company has agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada are subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. These cash adjustments, in the aggregate, are estimated to result in a $46.3 million receivable from TD as of March 31, 2006, which is recorded in receivable from affiliate in the Condensed Consolidated Balance Sheets.
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
In connection with the Purchase Agreement, TD was given rights to have its shares of common stock of the Company registered for resale and TD licensed the Company to use the “TD” name in connection with the operation of the Company’s business. The parties also entered into agreements regarding bank sweep accounts and mutual funds. See Note 13 for discussion of related party transactions.
In connection with the Purchase Agreement, the Company, TD and J. Joe Ricketts, the Company’s Chairman and Founder, and certain of his affiliates also entered into a Stockholders Agreement, as amended (the “Stockholders Agreement”). The Stockholders Agreement sets forth certain governance arrangements and contains various provisions relating to stock ownership, voting, election of directors and other matters. The Company’s certificate of incorporation and bylaws were amended and restated as of January 24, 2006 to give effect to and facilitate the provisions contained in the Stockholders Agreement.
The Company’s board of directors considered various factors in approving the acquisition of TD Waterhouse and the related agreements, including significant synergy opportunities identified by the Company’s management, the likelihood that the acquisition would enhance the Company’s strategic goal of increasing the scale of the Company’s business and expanding its operations into the long-term investor and registered investment advisor markets, the financial terms of the transaction and the financial analysis and fairness opinion of the transaction performed by the Company’s investment banking firm.
The preliminary purchase price for TD Waterhouse was comprised of the following:

Common stock issued	$2,123,181
Cash acquired, net of cash paid	(580,056)
Estimated closing date capital adjustments	(46,289)
Acquisition costs	20,396
Exit and involuntary termination costs	135,327

Total preliminary purchase price	$1,652,559

The value of the 196,300,000 shares of common stock issued is calculated using the $16.816 average closing market price of Company common stock for a short period before and after June 22, 2005, the date the proposed acquisition of TD Waterhouse was agreed to and announced, less the $6.00 per share special cash dividend. The special dividend is deducted from the average market price because the shares issued to TD did not include the right to receive the special dividend.
The purchase price is preliminary due to estimates included for closing date capital adjustments and exit and involuntary termination costs. Differences between these estimates and actual results may result in adjustments to the purchase price. The Company began formulating plans to consolidate certain facilities and functions prior to the closing of the acquisition of TD Waterhouse. Although the Company believes its plans are reasonable, minor changes may still be made to the scope or timing of such plans, which may result in changes to estimated exit and involuntary termination costs. Exit and involuntary termination costs consist primarily of severance and other involuntary termination costs for approximately 900 TD Waterhouse employees, costs associated with unfavorable leases and other contract termination costs. See Note 5 for a summary of acquisition exit cost activity.
The following table summarizes the major classes of TD Waterhouse acquired intangible assets and the respective amortization periods:

		Amortization
	Amount	Period (Years)

Client relationships	$693,752	17
Trademark license — TD	145,674	None

	$839,426

The amounts allocated to acquired intangible assets were based on preliminary results of an independent valuation. The weighted average amortization period of the acquired intangible assets subject to amortization is 17 years. The initial term of the trademark license agreement with TD is ten years and the agreement is automatically renewable for additional ten-year periods. The acquired intangible asset associated with the trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.
The following unaudited pro forma financial information sets forth the results of operations of the Company as if the acquisition of TD Waterhouse had occurred on September 24, 2004. The pro forma results for periods prior to the acquisition date do not reflect any potential operating cost savings that may result from the consolidation of operations of the Company with the acquired company and are not necessarily indicative of the results of future operations.
Pro forma financial information (unaudited) for the periods ended:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005

Net revenues	$566,748	$430,731	$1,072,576	$889,736

Net income	$180,456	$66,702	$289,214	$147,017

Basic earnings per share	$0.30	$0.11	$0.48	$0.24
Diluted earnings per share	$0.29	$0.11	$0.47	$0.24

3. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill for the six months ended March 31, 2006:

Balance as of September 30, 2005	$769,215

Goodwill recorded in acquisition of TD Waterhouse (See Note 2)	924,361
Tax benefit of option exercises (1)	(38)

Balance as of March 31, 2006	$1,693,538

(1)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of March 31, 2006:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Client relationships	$991,522	$(52,878)	$938,644
Non-competition agreement	300	(223)	77
Trademark license — TD	145,674	—	145,674

	$1,137,496	$(53,101)	$1,084,395

The Company estimates amortization expense on acquired intangible assets outstanding as of March 31, 2006 will be $27.3 million for the remainder of fiscal 2006 and approximately $54.6 million for each of the five succeeding fiscal years.
4. INVESTMENTS IN EQUITY SECURITIES
As of September 30, 2005, the Company owned approximately 7.9 million common shares of Knight Capital Group, Inc. (“Knight”), representing approximately eight percent of Knight’s outstanding common shares. In January 2006, the Company liquidated its position in Knight and the prepaid variable forward contracts described below, resulting in a one-time pre-tax net gain of approximately $78.8 million. The Company accounted for its investment in Knight as a marketable equity security available-for-sale; therefore, the unrealized gain was reflected in other comprehensive income, net of taxes, in the Condensed Consolidated Balance Sheets. Upon the disposal of the Knight investment, the unrealized gain was reclassified from other comprehensive income into earnings, net of taxes. See Note 12 for a complete summary of comprehensive income.
During fiscal 2003, the Company executed a series of prepaid variable forward contracts on the Knight shares. Before the recent liquidation, these forward contracts were scheduled to mature on various dates in fiscal years 2006 and 2007. The forward contracts each contained a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The total fair value of the embedded collars was included under the caption “Prepaid variable forward derivative instrument” in the Condensed Consolidated Balance Sheets. Changes in the fair value of the embedded collars were included under the caption “Fair value adjustments of derivative instruments” in the Condensed Consolidated Statements of Operations.

5. ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month and six-month periods ended March 31, 2006, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended March 31, 2006
			Paid and
	Balance at	Exit Costs	Charged Against	Balance at
	Dec. 31, 2005	Incurred	Liability	Mar. 31, 2006

Employee compensation and benefits	$119	$66,158	$(6,969)	$59,308
Communications	—	3,048	—	3,048
Occupancy and equipment costs	3,043	50,149	(3,491)	49,701
Professional services	—	15,972	—	15,972

Total acquisition exit liabilities	$3,162	$135,327	$(10,460)	$128,029

	Six Months Ended March 31, 2006
			Paid and
	Balance at	Exit Costs	Charged Against	Balance at
	Sept. 30, 2005	Incurred	Liability	Mar. 31, 2006

Employee compensation and benefits	$121	$66,158	$(6,971)	$59,308
Communications	—	3,048	—	3,048
Occupancy and equipment costs	3,217	50,149	(3,665)	49,701
Professional services	—	15,972	—	15,972

Total acquisition exit liabilities	$3,338	$135,327	$(10,636)	$128,029

The exit costs incurred during the period ended March 31, 2006 relate to the acquisition of TD Waterhouse described in Note 2. Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2013. Communications and professional services contract termination costs are expected to be paid over the course of the TD Waterhouse integration during fiscal 2006 and fiscal 2007. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2015.
6. CREDIT FACILITIES
On December 13, 2004, the Company entered into an amendment to its revolving credit agreement. The revolving credit agreement, as amended, permitted borrowings of up to $105 million through December 12, 2005, and was secured primarily by the Company’s stock in its subsidiaries and personal property. On December 9, 2005, the lenders under the Company’s revolving credit agreement agreed to extend the length of the agreement, on substantially the same terms. The revolving credit agreement, as extended, terminated upon the initial borrowing under the new syndicated loan facility on January 23, 2006, as described below.
The Company entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, the Company may prepay borrowings without penalty.
The Company used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which will be used for general corporate purposes.
The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at the Company’s option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50 percent if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25 percent if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00 percent if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00 percent less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50 percent or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) 0.50 percent. On March 31, 2006, the applicable interest rate on both the Term A Facility and the Term B Facility was 6.32 percent, based on 30-day LIBOR. As of March 31, 2006, the Company had outstanding indebtedness of $250 million, $1.65 billion and $0 under the Term A Facility, Term B Facility and Revolving Facility, respectively. The Company has not made any borrowings under the Revolving Facility. The Financings also provide that the Company is obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that the Company pays fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by the Company and the issuing bank. A commitment fee at the rate of 0.375 percent per annum accrues on any unused amount of the Revolving Facility.
The obligations under the Financings are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor and 65 percent of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions. On January 24, 2006, concurrently with the closing of the TD Waterhouse Transaction, TD Waterhouse was added as an additional guarantor to the Financings and TD Waterhouse granted a lien on substantially all of its assets (including its ownership interest in each of its first-tier broker dealer subsidiaries) as additional security for the Financings.
The Financings contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on the Company’s outstanding capital stock and repurchases or redemptions of the Company’s outstanding capital stock, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Financings as of March 31, 2006.
Prior to the closing of the Company’s acquisition of TD Waterhouse described in Note 2, TD Waterhouse and an affiliate of TD executed a promissory note whereby TD Waterhouse borrowed $270 million from TD (the “Bridge Loan”). The purpose of the Bridge Loan was to monetize non-cash assets of TD Waterhouse to enable TD Waterhouse to retain cash equal to $1.00 per share of the $6.00 per share special cash dividend declared by the Company, as required by the Purchase Agreement. The Company assumed the Bridge Loan obligation upon the closing of the acquisition of TD Waterhouse. The Bridge Loan matures on July 24, 2006 and bears interest at the daily effective federal funds rate until the completion of the closing date balance sheet adjustments as specified in the Purchase Agreement, and after that time bears interest at the federal funds rate plus 150 basis points. During March 2006, the Company repaid $200 million of the Bridge Loan. On March 31, 2006, the Company had $70 million of borrowings outstanding on the Bridge Loan and the interest rate was 5.0 percent, based on the federal funds rate.
Upon the closing of the Company’s acquisition of TD Waterhouse, the Company assumed $30 million of Subordinated Debt Series B Notes (the “Subordinated Notes”) which are payable to an affiliate of TD. The Subordinated Notes are unsecured and are redeemable in November 2012. The Subordinated Notes bear interest at a fixed rate of 6.64 percent until November 7, 2007. Subsequent to November 7, 2007, through the redemption date, the Subordinated Notes bear a variable rate of interest based on LIBOR plus 100 basis points.
The Company, through its wholly owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $1.74 billion and $180 million as of March 31, 2006 and September 30, 2005, respectively. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $435 million and $310 million as of March 31, 2006 and September 30, 2005, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of March 31, 2006 or September 30, 2005. As of March 31, 2006 and September 30, 2005, approximately $1.0 billion and $490 million, respectively, was available to the Company’s broker-dealer subsidiaries for either loans or, in some cases, letters of credit.

7. NET CAPITAL
The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.
The Company’s broker-dealer subsidiaries had aggregate net capital of $749.4 million and $321.7 million as of March 31, 2006 and September 30, 2005, respectively, which exceeded aggregate minimum net capital requirements by $540.0 million and $234.2 million, respectively. Each broker-dealer subsidiary individually had net capital exceeding its minimum net capital requirement as of March 31, 2006 and September 30, 2005.
8. STOCK OPTION AND INCENTIVE PLANS
The Company has four stock incentive plans under which Company stock-based awards may be granted. The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) were established by the Company. The Ameritrade Holding Corporation 1998 Stock Option Plan (the “1998 Plan”) (formerly known as the Datek Online Holdings Corp. 1998 Stock Option Plan) and the Ameritrade Holding Corporation 2001 Stock Incentive Plan (the “2001 Plan”) (formerly known as the Datek Online Holdings Corp. 2001 Stock Incentive Plan) were established by Datek Online Holdings Corp. (“Datek”) and amended and restated by the Company effective September 9, 2002 in connection with the Datek merger.
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
The 1998 Plan and 2001 Plan authorize the award of options to purchase common stock. The 1998 Plan has reserved 15,502,818 shares of the Company’s common stock for issuance to employees or consultants of the Company; non-employee directors of the Company; or employees of a corporation or other business enterprise that has been acquired by the Company, who hold options to purchase the acquired company’s stock, if the Company has agreed to assume those options. The 2001 Plan has reserved 18,628,031 shares of the Company’s common stock for issuance to directors or non-voting observers to the Board of Directors, officers and employees of the Company.
Stock options are generally granted by the Company at not less than the fair market value at grant date, vest over a one-to four-year period, and expire 10 years after the grant date. Restricted Stock Units (“RSUs”) are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs generally fully vest after a three year period. Performance Restricted Stock Units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the performance of the Company against specified performance goals, generally over a three year period. At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 120%. Shares of common stock will be issued following the end of the performance period.
Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”) using a modified version of the prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based compensation expense for the three and six months ended March 31, 2006 was $2.5 million and $4.2 million, respectively. Stock-based compensation expense for the three and six months ended March 25, 2005 was $0.4 million and $0.8 million, respectively. The cumulative effect of initially adopting SFAS No. 123R was not material.
The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Six Months Ended
	March 31,	March 25,
	2006	2005

Risk-free interest rate	4.4%	3.5%
Expected dividend yield	0%	0%
Expected volatility	58%	62%
Expected option life (years)	5.0	5.0

The risk free interest rate assumptions are based on 5-year U.S. Treasury note yields. The expected volatility is based on historical daily price changes of the Company’s stock since April 2001. The expected option life is the average number of years that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.
The following is a summary of option activity in the Company’s stock incentive plans for the six months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of period	21,483	$6.38
Granted	10	$22.17
Exercised	(2,027)	$6.40
Canceled	(266)	$14.09
Special Dividend Adjustment	6,016	$4.81

Outstanding at end of period	25,216	$4.80	6.0	$405,333

Exercisable at end of period	22,767	$4.60	5.8	$370,527

The following is a summary of changes in nonvested options in the Company’s stock incentive plans for the six months ended March 31, 2006:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value

Nonvested at beginning of period	3,430	$4.39
Granted	10	$11.97
Vested	(1,431)	$3.33
Forfeited	(193)	$3.56
Special Dividend Adjustment	633	$3.89

Nonvested at end of period	2,449	$4.00

As of March 31, 2006, the total compensation cost related to nonvested stock option awards was approximately $7.4 million and is expected to be recognized over a weighted average period of 11 months.
Immediately prior to the January 25, 2006 ex-dividend date for the $6.00 per share special cash dividend discussed in Note 2, in accordance with the terms of the stock plans, the Company adjusted outstanding equity awards under the plans to preserve their pre-dividend economic value. These adjustments are reflected in the option activity tables above under the “Special Dividend Adjustment” caption. These adjustments did not result in any additional compensation expense because the aggregate fair value of each award before and after the modifications to the equity awards was the same as calculated pursuant to SFAS No. 123R. The exercise price, if any, was adjusted downward and the number of shares covered by equity awards was adjusted upward pursuant to the following formulas, where “Average Market Price” means the volume-weighted average market price of a share of Ameritrade common stock on January 24, 2006, the last trading day before the ex-dividend date for the special dividend.
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
The Company measures the fair value of RSUs and PRSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. RSUs and PRSUs are amortized over their applicable vesting period using the straight-line method, reduced by expected forfeitures.

The following is a summary of RSU activity in the Company’s stock incentive plans for the six months ended March 31, 2006:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of period	—	$—
Granted	693	$20.92
Vested	—	$—
Forfeited	(3)	$20.92

Nonvested at end of period	690	$20.92

The following is a summary of PRSU activity in the Company’s stock incentive plans for the six months ended March 31, 2006:

Weighted
Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of period	—	$—
Granted	1,297	$20.92
Vested	—	$—
Forfeited	—	$—

Nonvested at end of period	1,297	$20.92

The PRSU units reflected in the table above reflect the target number of awards assuming the performance goals are attained at 100 percent. Actual performance may result in 0 to 120 percent of the target units ultimately being earned; therefore, the actual number of shares issued may differ.
As of March 31, 2006, there was $11.3 million and $25.1 million of estimated unrecognized compensation cost related to nonvested RSUs and PRSUs, respectively. These costs are expected to be recognized over a weighted average period of 2.9 years.
Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three Months Ended	Six Months Ended
	March 25,	March 25,
	2005	2005

Net income, as reported	$77,371	$161,780
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	217	465
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(2,881)	(6,859)

Pro forma net income	$74,707	$155,386

Basic earnings per share:
As reported	$0.19	$0.40
Pro forma	$0.19	$0.38

Diluted earnings per share:
As reported	$0.19	$0.39
Pro forma	$0.18	$0.38
Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse, as amended, requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition of TD Waterhouse on January 24, 2006. The Company’s initial obligation to repurchase its common stock had been deferred until the earlier of August 22, 2006 or TD’s acquisition of 15 million shares of the Company’s common stock, pursuant to Amendment No. 1 to the Stockholders Agreement, dated

February 22, 2006. TD completed its acquisition of 15 million shares of the Company’s common stock on May 2, 2006. The Company currently is obligated to repurchase shares as promptly as reasonably practicable. Based on stock option exercises from January 24, 2006 through April 28, 2006, the Company will be obligated to repurchase approximately 6.3 million shares of common stock. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.
9. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2006	2005	2006	2005

Net income	$172,835	$77,371	$258,832	$161,780

Weighted average shares outstanding — basic	553,813	402,833	479,377	404,357
Effect of dilutive securities:
Stock options	12,863	7,821	11,658	8,462
Restricted stock units	8	—	4	—
Deferred compensation shares	26	20	26	21

Weighted average shares outstanding — diluted	566,710	410,674	491,065	412,840

Earnings per share — basic	$0.31	$0.19	$0.54	$0.40
Earnings per share — diluted	$0.30	$0.19	$0.53	$0.39
The weighted average shares outstanding for the three months and six months ended March 31, 2006 include the weighted-average impact of the 196,300,000 shares issued on January 24, 2006 in connection with the acquisition of TD Waterhouse. As of March 31, 2006, there were 604,422,940 shares of Company common stock outstanding.
10. COMMITMENTS AND CONTINGENCIES
Legal – In May 2005, four putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its directors. The plaintiffs, Judith Friedman, Margaret Carroll, Mirfred Partners LLC and Irgun Torah, brought the actions on behalf of themselves and other stockholders of the Company. The complaints alleged that the defendants breached their fiduciary duties by refusing to consider a merger and acquisition proposal by E*Trade Financial Corporation. The complaints requested injunctive relief and unspecified damages. On May 31, 2005, the Court entered an order consolidating the actions under the caption In re Ameritrade Holding Corp. Shareholders Litigation. Under the order, the plaintiffs were to file a consolidated amended complaint and the defendants were not required to respond to the original complaints. The plaintiffs did not file a consolidated amended complaint. On February 3, 2006, the plaintiffs dismissed the lawsuits without prejudice.
A lawsuit was filed in November 2000 in New York State Supreme Court. The claims arose from the 1997 acquisition of Kennedy Cabot & Co. (“Kennedy Cabot”), a securities brokerage firm, by TD Waterhouse. The plaintiffs were John J. Gebbia, the sole beneficial owner of the stock of Kennedy Cabot, his three sons, John M. Gebbia, Richard Gebbia, David Gebbia (collectively, the “Gebbia Sons”), James Antosh and Calabasas Asset Holding Co., Inc., the successor in interest to Kennedy Cabot. The defendants included TD, TD Waterhouse, and TD Waterhouse Investor Services, Inc., a subsidiary of TD Waterhouse. The Gebbia Sons and Antosh entered into bonus retention agreements with TD and TD Waterhouse. The plaintiffs’ amended complaint asserted that following the termination of their employment in March 1998, the defendants breached the agreements by failing to make salary and bonus pool payments, to which they claim they were entitled for a three-year period. On appeal from the grant of a motion to dismiss, the Appellate Division, First Department in June 2003 reinstated the plaintiffs’ claims for breach of the bonus retention agreements and ruled that the bonus retention agreements could reasonably be construed to obligate the defendants to pay the Gebbia Sons and Antosh salary and management bonus pool payments for three years. Discovery was completed in December 2005. The plaintiffs sought damages ranging from $15.1 to $46.4 million, plus pre-judgment interest, costs and attorney’s fees. In March 2006, the parties entered into and consummated a settlement agreement. The settlement was accounted for as part of the TD Waterhouse purchase price allocation and did not have a material effect on the Company’s financial condition, results of operations or cash flows.
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
Net Capital Matter – On November 12, 2004, the Company’s broker-dealer subsidiary Ameritrade, Inc. was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believed that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification.
The asserted deficiency was based upon the Staffs’ concerns regarding a Federal Deposit Insurance Corporation (“FDIC”) insured deposit sweep program available to Ameritrade, Inc.’s clients wherein funds were deposited, through an intermediary agent, into FDIC-insured deposit accounts at banks (“Program Banks”). The Staffs’ view is that Ameritrade, Inc. did not, for regulatory purposes, effectively move client free credit balances to bank accounts established in client names at the Program Banks. Ameritrade, Inc. was also notified, on November 5, 2004, by the NASD that client funds deposited in the FDIC-insured sweep program should be included in Ameritrade, Inc.’s computation of reserve requirements under Exchange Act Rule 15c3-3. A deposit into Ameritrade, Inc.’s reserve account was made to fund the asserted Rule 15c3-3 requirement effective November 5, 2004.
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
On November 14, 2005, the NASD advised the Company that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. The Company has submitted a response setting forth the reasons the Company believes that NASD should not bring a disciplinary action. Conditioned upon the final agreement of the NASD, the Company currently expects to settle this matter for an amount that is not expected to have a material affect on our financial condition, results of operations, or cash flows.
Other Regulatory Matters – The Company is in discussions with its regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.
Income Taxes – The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities. TD has agreed to indemnify the Company for tax obligations pertaining to activities of TD Waterhouse prior to the acquisition, if any.
General Contingencies – In the ordinary course of business, there are various contingencies that are not reflected in the condensed consolidated financial statements. These include the Company’s broker-dealer subsidiaries’ client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contracted obligations.
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
As of March 31, 2006, client margin securities of approximately $10.9 billion and stock borrowings of approximately $3.9 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $8.2 billion of that collateral as of March 31, 2006.
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

12. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005

Net income	$172,835	$77,371	$258,832	$161,780

Other comprehensive income (loss):
Net unrealized gains (losses) on investment securities available-for-sale arising during the period	1,596	(7,772)	14,555	6,312

Adjustment for deferred income taxes on net unrealized gains/losses	(614)	2,991	(5,603)	(2,073)

Reclassification adjustment for realized (gain)/loss on investment securities included in net income, net of tax	(47,647)	30	(47,647)	30

Amount transferred from cumulative foreign currency translation adjustments due to disposal of Ameritrade Canada, Inc.	(513)	—	(513)	—

Foreign currency translation adjustment	153	(1,165)	249	461

Total other comprehensive income (loss), net of tax	(47,025)	(5,916)	(38,959)	4,730

Comprehensive income	$125,810	$71,455	$219,873	$166,510

13. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse described in Note 2, TD became an affiliate of the Company, owning approximately 33.4 percent of the Company’s outstanding common stock as of March 31, 2006. Pursuant to the Stockholders Agreement, TD designated five of twelve members to the Company’s Board of Directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account (“MMDA”) Agreement
Two broker-dealer subsidiaries of the Company, TD AMERITRADE, Inc. (formerly TD Waterhouse Investor Services, Inc.) (“TDA Inc.”) and National Investor Services Corp. (“NISC”), are party to a money market deposit account agreement with TD Bank USA, N.A. (“TD Bank USA”) (formerly known as TD Waterhouse Bank, N.A.) and TD, pursuant to which TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and NISC acts as agent for clients of TDA Inc. and as recordkeeper for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc. and NISC collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets, less the actual interest paid to clients, a flat fee to TD Bank USA of 20 basis points and certain direct expenses. The MMDA agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms, provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company earned fee income associated with the money market deposit account agreement of $45.3 million for the second quarter of fiscal 2006, which is included in money market deposit account fees in the Condensed Consolidated Statements of Operations.
Services Agreement
The Company and certain of its subsidiaries and an affiliate of TD are party to a services agreement, pursuant to which certain funds are made available as money market sweep or direct purchase options to Company clients, and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. The services agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms (so long as certain related agreements are in effect), provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company may terminate the services agreement upon 120 days notice if it does not earn monthly fees greater than a specified level. The Company earned fee income associated with the services agreement of $15.4 million for the second quarter of fiscal 2006, which is included in money market and other mutual fund fees in the Condensed Consolidated Statements of Operations.
Interim Cash Management Services Agreement
Pursuant to an Interim Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc., until the earlier of TDA Inc. successfully converting the cash management services to another service provider or TD Bank USA and TDA Inc. entering into a formal cash management services agreement. In exchange for such services, TDA Inc. pays TD Bank USA service based fees agreed upon by the parties. The Company incurred expense associated with the interim cash management services agreement of $0.7 million for the second quarter of fiscal 2006, which is included in clearing and execution costs in the Condensed Consolidated Statements of Operations.
Bridge Loan and Subordinated Note
The Company has borrowings under a Bridge Loan and Subordinated Notes outstanding with TD and an affiliate of TD, respectively. These notes are described in Note 6. The Company incurred interest expense associated with these notes for the second quarter of fiscal 2006 of $1.8 million and $0.3 million for the Bridge Loan and Subordinated Notes, respectively.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the acquisition. Under this plan, participants were granted units of stock appreciation rights (SARs) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC, a direct wholly-owned subsidiary of TD (“TDDBH”), agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 360,275 SARs outstanding as of March 31, 2006, with an approximate value of $10.2 million. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after withholdings, is paid in cash. Under these plans, participants are granted phantom share units equivalent to TD’s common stock that are cliff vested over three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. There were 341,299 restricted share units outstanding as of March 31, 2006, with an approximate value of $19.3 million. The Company recorded a gain on fair value adjustments to the equity swap agreements of $1.0 million for the second quarter of fiscal 2006, which are included in fair value adjustments of derivative instruments in the Condensed Consolidated Statement of Operations. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Operations as the related compensation expense, which is recorded in the employee compensation and benefits category.
Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc., until September 30, 2006, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount equal to TD’s monthly cost. The Company incurred expense associated with the Canadian Call Center Services Agreement of $2.1 million for the second quarter of fiscal 2006, which is included in professional services expense in the Condensed Consolidated Statements of Operations.

Other Related Party Transactions
NISC provides clearing services to a U.S. affiliate of TD. The Company earned fee income associated with these clearing services of $0.5 million for the second quarter of fiscal 2006, which is included in commissions and clearing fees revenue in the Condensed Consolidated Statements of Operations.
Receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivables from affiliate and payables to affiliate, respectively, in the Condensed Consolidated Balance Sheets. Such balances are generally settled in cash on a monthly basis.
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
In particular, forward-looking statements contained in this discussion include our expectations regarding: the amount of annualized pre-tax synergies to be realized from the acquisition of TD Waterhouse; the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of changes in the number of qualified accounts on our results of operations; average commissions and clearing fees per trade; amounts of commissions and clearing fees, net interest revenue, money market deposit account fees, money market and other mutual fund fees and other revenue; amounts of employee compensation and benefits, clearing and execution, communications, occupancy and equipment costs, depreciation and amortization, amortization of acquired intangible assets, professional services, interest on borrowings, other expenses and advertising expenses; our effective income tax rate; our plan to move our Jersey City, New Jersey operations into TD Waterhouse facilities; our capital and liquidity needs and our plans to finance such needs; and our contractual obligations. The forward-looking statements regarding revenues reflect the quantifiable effects of price reductions announced in March and April 2006, but do not assume any potential client account growth or retention benefits.
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
BUSINESS COMBINATION
On January 24, 2006, we completed the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with the Toronto-Dominion Bank (“TD”). We purchased from TD (the “Share Purchase”) all of the capital stock of TD

Waterhouse in exchange for 196,300,000 shares of Company common stock, and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, we changed our name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. Our condensed consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, we completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. We have agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada are subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. These cash adjustments, in the aggregate, are estimated to result in a $46.3 million receivable from TD as of March 31, 2006, which is recorded in receivable from affiliate in our Condensed Consolidated Balance Sheets.
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
In connection with the Purchase Agreement, the Company, TD and J. Joe Ricketts, our Chairman and Founder, and certain of his affiliates also entered into a Stockholders Agreement, as amended (the “Stockholders Agreement”). The Stockholders Agreement sets forth certain governance arrangements and contains various provisions relating to stock ownership, voting, election of directors and other matters. Our certificate of incorporation and bylaws were amended and restated as of January 24, 2006, to give effect to and facilitate the provisions contained in the Stockholders Agreement.
We expect to realize approximately $678 million of annualized pre-tax synergies from the acquisition of TD Waterhouse within 18 months of the closing, consisting of $300 million in revenue opportunities primarily related to our new banking relationship with TD and $378 million in cost savings related to the elimination of duplicate expenditures.
CLIENT SEGMENTATION STRATEGY AND NEW CLIENT OFFERINGS
The TD Waterhouse acquisition is part of our long-term growth strategy that includes increasing our focus beyond active traders to obtain greater market share from long-term investors and independent financial advisors. This acquisition gives us a nationwide branch network, a sales force that focuses on acquiring long-term investors and client assets and also gives us access to TD Waterhouse’s network of registered investment advisors.
Following a year-and-a-half study, we announced new client offerings on April 24, 2006 that are intended to help increase market share from these three client segments. Our new client offerings include a $9.99 per trade flat-rate price for online equity trades and elimination of quarterly account maintenance fees. Our client survey research indicates that clients want simple, understandable pricing, coupled with innovative tools, comprehensive research, outstanding service and excellent execution. Our new flat-rate commission is not intended to compete solely based on price-point, but rather to be considered as a proposition for great value when combined with the products and services that we have designed with the goal of improving market share.
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
Changes in interest rates and in client margin and client cash balances also impact our results of operations. We cannot predict the direction of interest rates or the level of client margin and client cash balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

Financial Performance Metrics
Pre-tax income, net income, earnings per share, operating margin, EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains are key metrics we use in evaluating our financial performance. Operating margin, EBITDA and EBITDA excluding investment gains are considered non-GAAP financial measures as defined by SEC Regulation G.
We define operating margin as pre-tax income, adjusted to remove advertising expense, fair value adjustments of investment-related derivative instruments and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Fair value adjustments of investment-related derivative instruments and unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income, net income and earnings per share.
We consider EBITDA and EBITDA excluding investment gains important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible asset amortization. EBITDA excluding investment gains also eliminates the effect of unusual gains that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
The following tables set forth operating margin, EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Six months ended
	March 31, 2006		March 25, 2005		March 31, 2006		March 25, 2005
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.

Operating Margin
Operating margin	$250,627	50.4%	$144,055	62.0%	$428,987	55.4%	$314,725	63.6%
Less:
Advertising	(47,477)	(9.5%)	(27,525)	(11.8%)	(74,041)	(9.6%)	(50,635)	(10.2%)
Gain on disposal of property	219	0.0%	148	0.1%	426	0.1%	246	0.0%
Fair value adjustments of investment- related derivative instruments	0	0.0%	10,336	4.4%	(11,703)	(1.5%)	(2,669)	(0.5%)

Income before other income and income taxes	203,369	40.9%	127,014	54.6%	343,669	44.4%	261,667	52.9%
Gain on disposal of investment	78,840	15.9%	0	0.0%	78,840	10.2%	0	0.0%

Pre-tax income	$282,209	56.8%	$127,014	54.6%	$422,509	54.6%	$261,667	52.9%

EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$245,627	49.4%	$132,837	57.1%	$393,567	50.8%	$274,319	55.5%
Plus: Gain on disposal of investment	78,840	15.9%	0	0.0%	78,840	10.2%	0	0.0%

EBITDA	324,467	65.3%	132,837	57.1%	472,407	61.0%	274,319	55.5%
Less:
Depreciation and amortization	(5,181)	(1.0%)	(2,230)	(1.0%)	(8,664)	(1.1%)	(4,832)	(1.0%)
Amortization of acquired intangible assets	(11,281)	(2.3%)	(3,144)	(1.3%)	(14,790)	(1.9%)	(6,814)	(1.4%)
Interest on borrowings	(25,796)	(5.2%)	(449)	(0.2%)	(26,444)	(3.4%)	(1,006)	(0.2%)

Pre-tax income	$282,209	56.8%	$127,014	54.6%	$422,509	54.6%	$261,667	52.9%

The dollar amounts of our pre-tax income, operating margin and EBITDA excluding investment gains increased for the first half of fiscal 2006, compared to the first half of fiscal 2005 primarily due to the TD Waterhouse acquisition. Pre-tax income increased slightly as a percentage of net revenues for the first half of fiscal 2006 primarily due to a one-time gain on the disposal of our investment in Knight Capital Group, Inc., partially offset by an increase in interest on borrowings, employee compensation and benefits and professional services expenses resulting from the TD Waterhouse acquisition. Operating margin decreased as a percentage of net revenues for the first half of fiscal 2006 primarily due to an increase in interest on borrowings, employee compensation and benefits and professional services expenses resulting from the TD Waterhouse acquisition. EBITDA excluding investment gains decreased as a percentage of net revenues for the first half of fiscal 2006 primarily due to an increase in employee compensation and benefits and professional services expenses resulting from the TD Waterhouse acquisition. More detailed analysis of net revenues and expenses is presented later in this discussion.

Operating Metrics
Our largest sources of revenues are 1) asset-based revenues and 2) commissions and clearing fees. For the three months ended March 31, 2006, asset-based revenues and commissions and clearing fees accounted for 51 percent and 45 percent of our net revenues, respectively. Asset-based revenues consist of 1) net interest revenue, 2) money market deposit account (“MMDA”) fees and 3) money market and other mutual fund fees. The primary factors driving our asset-based revenues are average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances and the average interest rates and fees earned and paid on such balances. The primary factors driving our revenues from commissions and clearing fees are total client trades and average commissions and clearing fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue and trading activity metrics.
Asset-Based Revenue Metrics
The following tables set forth key metrics that we use in analyzing net interest revenue:

	Three months ended March 31, 2006			Three months ended March 25, 2005			Net Interest	Percentage	Average
	Interest	Average	Average	Interest	Average	Average	Revenue	Change in	Annualized
	Rev/(Exp)	Balance	Annualized	Rev/(Exp)	Balance	Annualized	Inc./(Dec.)	Average	Net Yield
	(millions)	(millions)	Yield/(Cost)	(millions)	(millions)	Yield/(Cost)	(millions)	Balances	Inc./(Dec.)

Segregated cash	$79.6	$7,612	4.18%	$43.5	$7,880	2.37%	$36.1	(3%)	1.81%
Client margin balances	$126.2	$6,845	7.37%	$45.5	$3,657	5.33%	$80.7	87%	2.04%
Securities borrowing	$41.4	$3,254	5.08%	$26.0	$4,252	2.62%	$15.4	(23%)	2.46%
Client credit balances	$(25.3)	$10,247	(0.99%)	$(8.3)	$9,662	(0.37%)	$(17.0)	6%	(0.62%)
Securities lending	$(54.8)	$5,811	(3.77%)	$(21.6)	$5,126	(1.81%)	$(33.2)	13%	(1.96%)

	Six months ended March 31, 2006			Six months ended March 25, 2005			Net Interest	Percentage	Average
	Interest	Average	Average	Interest	Average	Average	Revenue	Change in	Annualized
	Rev/(Exp)	Balance	Annualized	Rev/(Exp)	Balance	Annualized	Inc./(Dec.)	Average	Net Yield
	(millions)	(millions)	Yield/(Cost)	(millions)	(millions)	Yield/(Cost)	(millions)	Balances	Inc./(Dec.)

Segregated cash	$150.3	$7,463	3.98%	$84.6	$7,943	2.11%	$65.7	(6%)	1.87%
Client margin balances	$196.3	$5,269	7.37%	$93.4	$3,526	5.24%	$102.9	49%	2.13%
Securities borrowing	$73.9	$3,171	4.61%	$48.8	$4,068	2.37%	$25.1	(22%)	2.24%
Client credit balances	$(44.0)	$9,689	(0.90%)	$(15.9)	$9,596	(0.33%)	$(28.1)	1%	(0.57%)
Securities lending	$(85.6)	$4,849	(3.49%)	$(39.5)	$4,897	(1.60%)	$(46.1)	(1%)	(1.89%)
The following table sets forth key metrics that we use in analyzing other asset-based revenues:

	Three months ended March 31, 2006			Three months ended March 25, 2005			Fee	Percentage	Average
	Fee	Average	Average	Fee	Average	Average	Revenue	Change in	Annualized
	Revenue	Balance	Annualized	Revenue	Balance	Annualized	Inc./(Dec.)	Average	Yield
	(millions)	(millions)	Yield	(millions)	(millions)	Yield	(millions)	Balances	Inc./(Dec.)

Money market deposit account	$45.3	$6,548	2.85%	N/A	N/A	N/A	$45.3	N/A	N/A
Money market mutual fund	$23.1	$12,554	0.74%	$4.5	$2,682	0.71%	$18.6	368%	0.03%
Other mutual fund	$9.4	$26,278	0.14%	$1.0	$3,179	0.13%	$8.4	727%	0.01%

	Six months ended March 31, 2006			Six months ended March 25, 2005			Fee	Percentage	Average
	Fee	Average	Average	Fee	Average	Average	Revenue	Change in	Annualized
	Revenue	Balance	Annualized	Revenue	Balance	Annualized	Inc./(Dec.)	Average	Yield
	(millions)	(millions)	Yield	(millions)	(millions)	Yield	(millions)	Balances	Inc./(Dec.)

Money market deposit account	$45.3	$3,130	2.85%	N/A	N/A	N/A	$45.3	N/A	N/A
Money market mutual fund	$29.6	$7,953	0.74%	$9.6	$2,630	0.72%	$20.0	202%	0.02%
Other mutual fund	$10.6	$14,929	0.14%	$1.9	$3,030	0.12%	$8.7	393%	0.02%

Trading Activity Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%	Six months ended		%
	Mar. 31, 2006	Mar. 25, 2005	Change	Mar. 31, 2006	Mar. 25, 2005	Change

Total trades (in millions)	15.77	9.53	65%	25.54	21.10	21%
Average commissions and clearing fees per trade	$14.04	$13.43	5%	$13.75	$13.34	3%
Average client trades per day	254,382	167,209	52%	205,116	169,472	21%
Average client trades per account (annualized)	11.7	11.7	0%	10.9	12.0	(9%)
Activity rate	4.7%	4.6%	2%	4.3%	4.7%	(9%)
Trading days	62.0	57.0	9%	124.5	124.5	0%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended		%	Six months ended		%
	Mar. 31, 2006	Mar. 25, 2005	Change	Mar. 31, 2006	Mar. 25, 2005	Change

Qualified accounts (beginning of period)	1,722,000	1,764,000	(2%)	1,735,000	1,677,000	3%
Qualified accounts (end of period)	3,293,000	1,730,000	90%	3,293,000	1,730,000	90%
Percentage increase (decrease) during period	91%	(2%)		90%	3%

Total accounts (beginning of period)	3,739,000	3,627,000	3%	3,717,000	3,520,000	6%
Total accounts (end of period)	6,070,000	3,665,000	66%	6,070,000	3,665,000	66%
Percentage increase (decrease) during period	62%	1%		63%	4%

Client assets (beginning of period, in billions)	$85.5	$79.9	7%	$83.3	$68.8	21%
Client assets (end of period, in billions)	$262.9	$75.6	248%	$262.9	$75.6	248%
Percentage increase (decrease) during period	207%	(5%)		216%	10%
Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.
Our total and qualified accounts increased for the second quarter of fiscal 2006, primarily due to the net addition of approximately 2.25 million total accounts in connection with the TD Waterhouse acquisition. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. Such actions include our reorganization of our operational structure to more closely align it with our client-focused strategy in 2005 and our new pricing structure announced in April 2006. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Operations Data
The following table summarizes certain data from our Condensed Consolidated Statements of Operations for analysis purposes (in millions, except percentages and interest days):

	Three months ended			Six months ended
	March 31,	March 25,	%	March 31,	March 25,	%
	2006	2005	Change	2006	2005	Change

Revenues:
Transaction-based revenues:
Commissions and clearing fees	$221.4	$128.0	73%	$351.2	$281.5	25%

Asset-based revenues:
Interest revenue	254.0	116.3	118%	431.4	229.4	88%
Brokerage interest expense	(80.6)	(30.2)	167%	(130.4)	(54.8)	138%

Net interest revenue	173.4	86.1	101%	301.0	174.6	72%
Money market deposit account fees	45.3	—	N/A	45.3	—	N/A
Money market and other mutual fund fees	32.5	5.4	498%	40.2	11.5	249%

Total asset-based revenues	251.2	91.6	174%	386.5	186.0	108%

Other	24.6	13.0	90%	36.8	26.9	37%

Net revenues	497.2	232.5	114%	774.5	494.5	57%

Expenses:
Employee compensation and benefits	111.7	42.9	161%	156.6	86.8	80%
Clearing and execution costs	12.4	6.4	95%	18.4	12.9	42%
Communications	17.2	9.5	82%	25.9	18.9	37%
Occupancy and equipment costs	18.1	9.6	89%	33.2	20.6	61%
Depreciation and amortization	5.2	2.2	132%	8.7	4.8	79%
Amortization of acquired intangible assets	11.3	3.1	259%	14.8	6.8	117%
Professional services	37.1	9.2	303%	46.7	18.8	149%
Interest on borrowings	25.8	0.4	5645%	26.4	1.0	2529%
Gain on disposal of property	(0.2)	(0.1)	48%	(0.4)	(0.2)	73%
Other	8.8	5.2	71%	15.8	9.1	74%
Advertising	47.5	27.5	72%	74.0	50.6	46%
Fair value adjustments of derivative instruments	(1.0)	(10.3)	(90%)	10.7	2.7	302%

Total expenses	293.9	105.5	179%	430.8	232.8	85%

Income before other income and income taxes	203.4	127.0	60%	343.7	261.7	31%
Other income:
Gain on disposal of investment	78.8	—	N/A	78.8	—	N/A

Pre-tax income	282.2	127.0	122%	422.5	261.7	61%
Provision for income taxes	109.4	49.6	120%	163.7	99.9	64%

Net income	$172.8	$77.4	123%	$258.8	$161.8	60%

Other information:
Number of interest days in period	90	84	7%	182	182	0%
Effective income tax rate	38.8%	39.1%		38.7%	38.2%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Consolidated Statements of Operations amounts.

Three-Month Periods Ended March 31, 2006 and March 25, 2005
Net Revenues
Commissions and clearing fees increased 73 percent to $221.4 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition. Total trades increased 65 percent, as average client trades per day increased 52 percent to 254,382 for the second quarter of fiscal 2006 from 167,209 for the second quarter of fiscal 2005, and there were five more trading days during the second quarter of fiscal 2006 than the second quarter of fiscal

2005. Average client trades per account (annualized) were 11.7 for the second quarter of both fiscal 2006 and fiscal 2005. The number of qualified accounts, which have historically generated the vast majority of our revenues, has increased by 90 percent since the second quarter of fiscal 2005, primarily due to the acquisition of TD Waterhouse. Average commissions and clearing fees per trade increased to $14.04 per trade for the second quarter of fiscal 2006 from $13.43 for the second quarter of fiscal 2005, primarily due to the acquired TD Waterhouse accounts earning higher average commissions and clearing fees per trade than existing Ameritrade accounts, partially offset by the effect of lowering our options contract pricing from $1.50 to $0.75 per contract in March 2005 and decreased payment for order flow revenue per trade. On April 24, 2006, we announced new client offerings, which include a $9.99 per trade flat-rate pricing structure for online equity trades. As a result of the new pricing structure, we expect average commissions and clearing fees to decrease to a range between $13.60 to $14.10 per trade during the third quarter of fiscal 2006, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect average commissions and clearing fees to further decline to a range between $12.90 and $13.40 per trade for the fourth quarter of fiscal 2006, reflecting the new pricing in effect for the full quarter. We expect revenues from commissions and clearing fees to range from $175.4 million to $227.8 million for the third quarter of fiscal 2006, depending on the volume of client trading activity, average commissions and clearing fees per trade and other factors.
Net interest revenue increased 101 percent to $173.4 million, due primarily to an increase in average client margin balances to $6.8 billion for the second quarter of 2006 from $3.7 billion for the second quarter of fiscal 2005, an increase of 204 basis points in the average interest rate charged on client margin balances, an increase of 181 basis points in the average interest rate earned on segregated cash and the impact of six more interest days during the second quarter of fiscal 2006 than the second quarter of fiscal 2005. The increased client margin balances are primarily due to the TD Waterhouse acquisition. The increased net interest revenue resulting from these factors was partially offset by an increase of 62 basis points in the average interest rate paid on client credit balances and a $17.8 million decrease in net interest from our securities borrowing/lending program for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. We expect net interest revenue to increase to between $192.1 million and $203.3 million for the third quarter of fiscal 2006, due primarily to increased average client margin balances reflecting a full quarter of TD Waterhouse balances and an increase in average net interest rates earned on client margin and segregated cash balances reflecting the full impact of two 25-basis point increases in the Federal Funds Rate on January 31, 2006 and March 28, 2006.
Money market deposit account (MMDA) fees is a new revenue category resulting from the Money Market Deposit Account Agreement with TD Bank USA, N.A. (a subsidiary of TD), which became effective upon the closing of our acquisition of TD Waterhouse. Under the MMDA agreement, TD Bank USA makes available to clients of former TD Waterhouse broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, the broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA, and act as agent for clients. In exchange for these services, TD Bank USA pays the broker-dealer subsidiaries a fee based on the actual yield earned by TD Bank USA on the client MMDA assets, less the actual interest cost paid to clients, a flat fee to TD Bank USA of 20 basis points and certain direct expenses. We expect money market deposit account fees to increase from $45.3 million for the second quarter of fiscal 2006 to between $67.6 million and $71.3 million for the third quarter of fiscal 2006, due primarily to an increase in average MMDA balances reflecting a full quarter of TD Waterhouse balances and an increase in the average net yield earned.
Money market and other mutual fund fees increased to $32.5 million for the second quarter of fiscal 2006 compared to $5.4 million for the second quarter of fiscal 2005, primarily due to an increase in average money market and other mutual fund balances resulting from the TD Waterhouse acquisition. We expect money market and other mutual fund fees to increase to between $39.7 million and $43.8 million for the third quarter of fiscal 2006, due primarily to an increase in the average money market and mutual fund balances reflecting a full quarter of TD Waterhouse balances.
Other revenues increased 90 percent to $24.6 million, due primarily to an increase in account maintenance, transfer and other fee revenue associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We eliminated account maintenance fees for all retail clients beginning April 21, 2006. As a result, we expect other revenues to decrease to between $14.9 million and $16.9 million for the third quarter of fiscal 2006.
Expenses
Employee compensation and benefits expense increased 161 percent to $111.7 million, primarily due to the TD Waterhouse acquisition. Full-time equivalent employees increased to 4,115 at March 31, 2006, from 2,062 at March 25, 2005. The number of temporary employees also increased to 229 at March 31, 2006, from 153 at March 25, 2005, due to the integration of TD Waterhouse. Incentive-based compensation for legacy Ameritrade employees also increased by approximately $8 million as we adjusted accruals based on actual performance and to reflect new incentive plan arrangements for certain executives and other management employees. In the second quarter of fiscal 2006, we also incurred approximately $2.2 million in severance costs for legacy Ameritrade employees related to the TD Waterhouse integration. Stock-based compensation expense increased by $2.2 million, as we began recognizing additional compensation cost for the unvested portion of past stock option awards upon our adoption of SFAS No. 123R on October 1, 2005 and we granted Restricted Stock Units in March 2006. We expect employee compensation and benefits expense to range between $108.5 million and $111.1 million for the third quarter of fiscal 2006 and decrease somewhat further in the fourth quarter as the integration progresses.
Clearing and execution costs increased 95 percent to $12.4 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We expect clearing and execution costs to range between $14.8 million and $15.4 million for the third quarter of fiscal 2006, reflecting a full quarter of TD Waterhouse client trading and account activity.
Communications expense increased 82 percent to $17.2 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We expect communications expense to range between $19.0 million and $19.6 million for the third quarter of fiscal 2006, reflecting a full quarter of TD Waterhouse activity.
Occupancy and equipment costs increased 89 percent to $18.1 million, due primarily to leased facilities added in the TD Waterhouse acquisition. We expect occupancy and equipment costs to range between $22.9 million and $23.9 million for the third quarter of fiscal 2006, reflecting a full quarter of TD Waterhouse expenses. We expect occupancy and equipment costs to decrease somewhat by the end of fiscal 2006 as the integration progresses and facilities are consolidated.
Depreciation and amortization increased 132 percent to $5.2 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality. We expect depreciation and amortization to range between $5.6 million and $6.2 million for the third quarter of fiscal 2006, reflecting a full quarter of TD Waterhouse activity.
Amortization of acquired intangible assets increased 259 percent to $11.3 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition. We expect amortization of acquired intangible assets to be approximately $13.7 million for the third quarter of fiscal 2006, reflecting a full quarter of amortization of TD Waterhouse intangible assets.
Professional services increased 303 percent to $37.1 million. This increase was primarily due to increased usage of consulting and contract services during the second quarter of fiscal 2006 in connection with the TD Waterhouse acquisition and integration. During the second quarter of fiscal 2006, there was also a $5.0 million reimbursement of professional services related to the TD Waterhouse acquisition pursuant to the terms of our Chairman’s employment agreement. We expect professional services expense to increase to between $42.7 million and $44.7 million for the third quarter of fiscal 2006, due primarily to regulatory mailing costs associated with the consolidation of Ameritrade, Inc. and TD Waterhouse clients into one introducing broker-dealer known as TD AMERITRADE, Inc. We expect professional services to then decrease to a range of $31.2 million to $33.2 million for the fourth quarter of fiscal 2006.
Interest on borrowings increased to $25.8 million for the second quarter of fiscal 2006, compared to $0.4 million for the second quarter of fiscal 2005, due primarily to interest on the $1.9 billion of long-term debt issued to fund the $6.00 per share special cash dividend paid in January 2006 and working capital needs in connection with the TD Waterhouse acquisition. We expect interest on borrowings to be approximately $32.3 million for the third quarter of fiscal 2006, reflecting a full quarter of interest on the long-term debt.
Other expense increased 71 percent to $8.8 million, due primarily to additional expenses resulting from the TD Waterhouse acquisition. We expect other expense to range from $9.7 million to $10.1 million for the third quarter of fiscal 2006, reflecting a full quarter of TD Waterhouse expenses.
Advertising expense increased 72 percent, due primarily to the addition of TD Waterhouse advertising expenses. We expect approximately $53.0 million to $58.0 million of advertising expenditures for the third quarter of fiscal 2006. The expected increase in advertising expenses during the third quarter is primarily due to the promotion of the new TD AMERITRADE brand and our new client offerings and pricing announced April 24, 2006. We expect our advertising expenditures to decrease to a range of $27.9 million to $32.9 million for the fourth quarter of fiscal 2006, depending in part on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Fair value adjustments of derivative instruments decreased 90 percent to $1.0 million due to the liquidation of our investment in Knight and the related prepaid variable forward contracts in January 2006, resulting in a one-time pre-tax net gain of approximately $78.8 million as discussed in Note 4 to the condensed consolidated financial statements. The gain on the disposal of Knight is reflected in the caption “Gain on disposal of investment” in the Condensed Statements of Operations. The $1.0 million of fair value adjustments for the second quarter of fiscal 2006 represent adjustments to equity swap agreements that are intended to hedge TD Waterhouse stock-based compensation that is based on the stock of TD. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Statements of Operations as the stock-based compensation expense, which is recorded in the employee compensation and benefits category.
Our effective income tax rate was 38.8 percent for the second quarter of fiscal 2006 compared to 39.1 percent for the second quarter of fiscal 2005. We expect our effective income tax rate for the remainder of fiscal 2006 to range between 38.5 percent and 39.5 percent.
Six-Month Periods Ended March 31, 2006 and March 25, 2005
Net Revenues.
Commissions and clearing fees increased 25 percent to $351.2 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition. Total trades increased 21 percent and average client trades per day increased 21 percent to 205,116 for the first half of fiscal 2006 from 169,472 for the first half of fiscal 2005. Average client trades per account (annualized) were 10.9 for the first half of fiscal 2006, compared to 12.0 for the first half of fiscal 2005. The number of qualified accounts, which have historically generated the vast majority of our revenues, has increased by 90 percent since the first half of fiscal 2005, primarily due to the acquisition of TD Waterhouse. Average commissions and clearing fees per trade increased to $13.75 per trade for the first half of fiscal 2006 from $13.34 for the first half of fiscal 2005, primarily due to the acquired TD Waterhouse accounts earning higher average commissions and clearing fees per trade than existing Ameritrade accounts, partially offset by the effect of lowering our options contract pricing from $1.50 to $0.75 per contract in March 2005 and decreased payment for order flow revenue per trade.
Net interest revenue increased 72 percent to $301.0 million, due primarily to an increase in average client margin balances to $5.3 billion for the first half of 2006 from $3.5 billion for the first half of fiscal 2005, an increase of 213 basis points in the average interest rate charged on client margin balances and an increase of 187 basis points in the average interest rate earned on segregated cash during the first half of fiscal 2006 compared to the first half of fiscal 2005. The increased client margin balances are primarily due to the TD Waterhouse acquisition. The increased net interest revenue resulting from these factors was partially offset by an increase of 57 basis points in the average interest rate paid on client credit balances and a $21.0 million decrease in net interest from our securities borrowing/lending program for the first half of fiscal 2006 compared to the first half of fiscal 2005.
Money market deposit account fees is a new revenue category resulting from the Money Market Deposit Account Agreement with TD Bank USA, which became effective upon the closing of our acquisition of TD Waterhouse.
Money market and other mutual fund fees increased to $40.2 million for the first half of fiscal 2006 compared to $11.5 million for the first half of fiscal 2005, primarily due to an increase in average money market and other mutual fund balances resulting from the TD Waterhouse acquisition.
Other revenues increased 37 percent to $36.8 million, due primarily to an increase in account maintenance, transfer and other fee revenue associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.
Expenses.
Employee compensation and benefits expense increased 80 percent to $156.6 million, primarily due to the TD Waterhouse acquisition. Full-time equivalent employees increased to 4,115 at March 31, 2006, from 2,062 at March 25, 2005. The number of temporary employees also increased to 229 at March 31, 2006, from 153 at March 25, 2005, due to the integration of TD Waterhouse. Incentive-based compensation for legacy Ameritrade employees also increased by approximately $4.6 million as we adjusted accruals based on actual performance and to reflect new incentive plan arrangements for certain executives and other management employees. In the first half of fiscal 2006, we also incurred approximately $3.7 million in severance costs for legacy Ameritrade employees, primarily related to the TD Waterhouse integration. Stock-based compensation expense increased by $3.4 million, as we began recognizing additional compensation cost for the unvested portion of past stock option awards upon our adoption of SFAS No. 123R on October 1, 2005 and we granted Restricted Stock Units in March 2006.
Clearing and execution costs increased 42 percent to $18.4 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.
Communications expense increased 37 percent to $25.9 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.

Occupancy and equipment costs increased 61 percent to $33.2 million, due primarily to leased facilities added in the TD Waterhouse acquisition and a $2.3 million early lease termination fee associated with our facility in Jersey City, New Jersey during the first quarter of fiscal 2006. Operations in the Jersey City facility are planned to be moved into TD Waterhouse facilities.
Depreciation and amortization increased 79 percent to $8.7 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality.
Amortization of acquired intangible assets increased 117 percent to $14.8 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition.
Professional services increased 149 percent to $46.7 million. This increase was primarily due to increased usage of consulting and contract services during the first half of fiscal 2006 in connection with the TD Waterhouse acquisition and integration. During the first half of fiscal 2006, there was also a $5.0 million reimbursement of professional services related to the TD Waterhouse acquisition pursuant to the terms of our Chairman’s employment agreement.
Interest on borrowings increased to $26.4 million for the first half of fiscal 2006, compared to $1.0 million for the first half of fiscal 2005, due primarily to interest on the $1.9 billion of long-term debt issued to fund the $6.00 per share special cash dividend paid in January 2006 and working capital needs in connection with the TD Waterhouse acquisition.
Other expense increased 74 percent to $15.8 million, due primarily to additional expenses resulting from the TD Waterhouse acquisition and the effect of a favorable litigation settlement during the first half of fiscal 2005.
Advertising expense increased 46 percent to $74.0 million, due primarily to the addition of TD Waterhouse advertising expenses and an increase in expenditures to promote our Amerivest online advisory service.
Fair value adjustments of derivative instruments increased to $10.7 million due to fluctuations in the market price of the Knight stock underlying the prepaid forward contracts. As discussed in Note 4 to the condensed consolidated financial statements, we liquidated our investment in Knight Capital Group, Inc. and the related prepaid variable forward contracts in January 2006, resulting in a one-time pre-tax net gain of approximately $78.8 million.
Our effective income tax rate was 38.7 percent for the first half of fiscal 2006 compared to 38.2 percent for the first half of fiscal 2005. During the first half of fiscal 2005, we recorded a $1.8 million benefit resulting from the amalgamation of our Canadian subsidiaries, which allowed previously unrealizable tax loss carryforwards to be realized.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the second quarter of fiscal 2006 were financed from our earnings, cash on hand, cash acquired in the acquisition of TD Waterhouse and the issuance of long-term debt. We plan to finance our ordinary capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
To complete our acquisition of the U.S. brokerage business of TD Waterhouse, we issued 196.3 million shares of common stock on January 24, 2006. We also paid a $6.00 per share special cash dividend. We funded the approximately $2.4 billion special dividend with approximately $0.4 billion from cash and short-term investments on hand, approximately $0.4 billion from excess capital in TD Waterhouse at closing and the remaining $1.6 billion by issuing private long-term debt. We also issued another $300 million of private long-term debt, and entered into a $300 million revolving credit agreement, for working capital purposes. As a result of these debt issuances and other debt assumed in connection with the acquisition of TD Waterhouse, our ratio of total debt to total stockholders’ equity increased from three percent as of September 30, 2005 to 139 percent as of March 31, 2006. See Note 2 of the notes to condensed consolidated financial statements for further information about the TD Waterhouse acquisition.
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

	March 31,	September 30,
	2006	2005	Change

Cash and cash equivalents	$483,410	$171,064	$312,346
Less: Broker-dealer cash and cash equivalents	(411,208)	(107,236)	(303,972)

Non broker-dealer cash and cash equivalents	72,202	63,828	8,374
Plus: Non broker-dealer short-term investments	40,000	229,819	(189,819)
Plus: Excess broker-dealer regulatory net capital	262,221	103,061	159,160

Liquid assets	$374,423	$396,708	$(22,285)

The decrease in liquid assets from September 30, 2005 to March 31, 2006 is primarily due to $740 million of net cash used in financing activities (see “Cash Flow” below), offset by $259 million of net income, approximately $46 million of excess broker-dealer net capital acquired in the TD Waterhouse acquisition and approximately $407 million of non-broker/dealer cash provided by TD Waterhouse to fund approximately $1.00 of the $6.00 per share special dividend. The remaining $6 million of the net change in liquid assets is due to timing of income tax and other payments, non-cash gains and expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital.
Cash Flow
Cash provided by operating activities was $278.1 million for the first half of fiscal 2006, compared to $201.0 million for the first half of fiscal 2005. The increase was primarily due to higher net income in 2006, excluding the gain on the disposal of our investment in Knight, partially offset by net changes in broker-dealer working capital.
Cash provided by investing activities was $774.3 million for the first half of fiscal 2006, compared to cash used in investing activities of $76.2 million for the first half of fiscal 2005. The cash provided by investing activities in the first half of fiscal 2006 consisted primarily of $580.1 million of net cash acquired in the TD Waterhouse acquisition and $189.8 million of net sales of short-term investments in auction rate securities.
Cash used in financing activities was $740.2 million for the first half of fiscal 2006, compared to $72.8 million for the first half of fiscal 2005. The financing activities in the first half of fiscal 2006 consisted primarily of $2.4 billion for payment of the $6.00 per share special cash dividend and a $200 million principal payment on notes payable, partially offset by $1.9 billion of proceeds from issuance of long-term debt. The financing activities in the first half of fiscal 2005 included $76.9 million of stock repurchases. Our broker-dealer subsidiary, Ameritrade, Inc., also borrowed and subsequently repaid $280 million on its unsecured credit facilities during the first half of fiscal 2005 to cure the asserted Exchange Act Rule 15c3-3 deficiency described in Note 10 of the notes to condensed consolidated financial statements.
Loan Facilities
On December 13, 2004, we entered into an amendment to our revolving credit agreement. The revolving credit agreement, as amended, permitted borrowings of up to $105 million through December 12, 2005, and was secured primarily by our stock in our subsidiaries and personal property. On December 9, 2005, the lenders under our revolving credit agreement agreed to extend the length of the agreement. The revolving credit agreement, as extended, terminated upon the initial borrowing under the new syndicated loan facility on January 23, 2006, as described below.
We entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the

“Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, the Company may prepay borrowings without penalty.
We used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which will be used for general corporate purposes.
The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50 percent if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25 percent if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00 percent if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00 percent less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50 percent or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) 0.50 percent. On March 31, 2006, the applicable interest rate on both the Term A Facility and the Term B Facility was 6.32 percent, based on 30-day LIBOR. As of March 31, 2006, we had outstanding indebtedness of $250 million, $1.65 billion and $0 under the Term A Facility, Term B Facility and Revolving Facility, respectively. We have not made any borrowings under the Revolving Facility. The Financings also provide that we are obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that we pay fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by us and the issuing bank. A commitment fee at the rate of 0.375 percent per annum accrues on any unused amount of the Revolving Facility.
The obligations under the Financings are guaranteed by certain of our subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor and 65 percent of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions. On January 24, 2006, concurrently with the closing of the TD Waterhouse Transaction, TD Waterhouse was added as an additional guarantor to the Financings and TD Waterhouse granted a lien on substantially all of its assets (including its ownership interest in each of its first-tier broker dealer subsidiaries) as additional security for the Financings.
The Financings contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on our outstanding capital stock and repurchases or redemptions of our outstanding capital stock, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We were in compliance with all covenants under the Financings as of March 31, 2006.
Prior to the closing of our acquisition of TD Waterhouse, TD Waterhouse and an affiliate of TD executed a promissory note whereby TD Waterhouse borrowed $270 million from TD (the “Bridge Loan”). The purpose of the Bridge Loan was to monetize non-cash assets of TD Waterhouse to enable TD Waterhouse to retain cash equal to $1.00 per share of the $6.00 per share special cash dividend declared by us, as required by the Purchase Agreement. We assumed the Bridge Loan obligation upon the closing of our acquisition of TD Waterhouse. The Bridge Loan matures on July 24, 2006 and bears interest at the daily effective federal funds rate until the completion of the closing date balance sheet adjustments as specified in the Purchase Agreement, and after that time bears interest at the federal funds rate plus 150 basis points. During March 2006, we repaid $200 million of the Bridge Loan. On March 31, 2006, we had $70 million of borrowings outstanding on the Bridge Loan and the interest rate was 5.0 percent, based on the federal funds rate.
Upon the closing of our acquisition of TD Waterhouse, we assumed $30 million of Subordinated Debt Series B Notes (the “Subordinated Notes”) which are payable to an affiliate of TD. The Subordinated Notes are unsecured and are redeemable in November 2012. The Subordinated Notes bear interest at a fixed rate of 6.64 percent through November 7, 2007. Subsequent to November 7, 2007, through the redemption date, the Subordinated Notes bear a variable rate of interest based on LIBOR plus 100 basis points.
Our wholly owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $1.74 billion and $180 million as of March 31, 2006 and September 30, 2005, respectively. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $435 million and $310 million as of March 31, 2006 and September 30, 2005, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of March 31, 2006 or September 30, 2005. As of March 31, 2006 and September 30, 2005, approximately $1.0 billion and $490 million, respectively, was available to our broker-dealer subsidiaries for either loans or, in some cases, letters of credit.
Prepaid Variable Forward Contracts
During fiscal 2003, we executed a series of prepaid variable forward contracts (the “forward contracts”) with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contained a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. At the inception of the forward contracts, we received cash of approximately $35.5 million, equal to approximately 86 percent of the notional amount. The forward contracts were scheduled to mature on various dates in fiscal years 2006 and 2007. We liquidated our position in Knight and the prepaid variable forward contracts in January 2006, resulting in a one-time pre-tax net gain of approximately $78.8 million.
The embedded collars did not qualify for hedge accounting treatment, and were therefore accounted for as non-hedging derivatives in the consolidated financial statements. The total fair value of the embedded collars was included under the caption “Prepaid variable forward derivative instrument” in the Condensed Consolidated Balance Sheets and changes in the fair value of the embedded collars were included under the caption “Fair value adjustments of derivative instruments” in the Condensed Consolidated Statements of Operations.
The $35.5 million of cash received on the forward contracts was accounted for as an obligation in the Condensed Consolidated Balance Sheets. We were accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of each forward contract in January 2006, the realized gain on the Knight stock delivered to the counterparty or otherwise sold has been reclassified from other comprehensive income into earnings, net of taxes.
Stock Repurchase Program
On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our common stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. The stock repurchase program expired on May 5, 2006. Under the stock repurchase program, as extended, we were authorized to repurchase, from time to time, up to 70 million shares of our common stock, a 30 million-share increase from the previous authorization. Through March 31, 2006, we had repurchased a total of approximately 48.4 million shares at a weighted average purchase price of $10.15 per share. We did not make any repurchases under the program during the second quarter of fiscal 2006. See “Contractual Obligations” below for information regarding our obligation to repurchase common stock pursuant to the Stockholders Agreement, as amended, entered into in connection with the acquisition of TD Waterhouse.
Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our financial statements.
Contractual Obligations
The new loan facilities discussed under “Loan Facilities” and the termination of the prepaid variable forward contracts discussed under “Prepaid Variable Forward Contracts” constitute material changes in our contractual obligations outside the ordinary course of business. In addition, we assumed material contractual obligations in connection with our acquisition of TD Waterhouse. The following is a summary of material contractual obligations assumed in connection with the TD Waterhouse acquisition and resulting from the new loan facilities:

	Payments due by period (fiscal years):
Contractual Obligations	Total	2006-07	2008-09	2010	After 2010

Long-term debt obligations (1)	$1,900,000	$62,250	$104,875	$72,750	$1,660,125
Notes payable to affiliate	100,000	70,000	—	—	30,000
Operating lease obligations	230,296	51,539	56,474	23,826	98,457
Employee severance and involuntary termination costs (2)	59,192	56,042	1,200	600	1,350
Contract termination costs (2)	19,020	19,020	—	—	—
Stock repurchase obligation (3)	116,928	116,928	—	—	—

Total	$2,425,436	$375,779	$162,549	$97,176	$1,789,932

(1)	Represents scheduled minimum principal payments under the Financings. The Financings are also subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, the Company may prepay borrowings without penalty. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments.
(2)	Represents exit and involuntary termination costs incurred in connection with the planned consolidation of certain facilities and functions following the TD Waterhouse acquisition.
(3)	Pursuant to the Stockholders Agreement, as amended, we are obligated to repurchase our common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition of TD Waterhouse on January 24, 2006. Our initial obligation to repurchase our common stock had been deferred until the earlier of August 22, 2006 or TD’s acquisition of 15 million shares of our common stock, pursuant to Amendment No. 1 to the Stockholders Agreement, dated February 22, 2006. TD completed its acquisition of 15 million shares of our common stock on May 2, 2006. We are currently obligated to repurchase shares as promptly as reasonably practicable. Based on stock options exercised from January 24, 2006 through April 28, 2006, we will be obligated to repurchase approximately 6.3 million shares of common stock. The estimated gross dollar amount of repurchase obligation presented in the table assumes the purchase of 6.3 million shares at a weighted-average price of $18.56 per share, based on the closing market price of our common stock as of April 28, 2006. This estimate does not reflect offsetting amounts of cash received from exercise prices or income tax benefits. We cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We do not hold any material market risk-sensitive instruments for trading purposes.
We seek to control the risks associated with our client activities by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We assess and monitor the suitability of investors to engage in various trading activities. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us. We seek to control risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through a securities clearinghouse.
As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.5 billion and $7.6 billion at March 31, 2006 and September 30, 2005, respectively. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $11.9 billion at March 31, 2006 and $10.1 billion at September 30, 2005, in the form of client and correspondent credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in the level of interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally would result in our earning a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.
In connection with the acquisition of TD Waterhouse, we are also party to a money market deposit account (“MMDA”) agreement with TD Bank USA, pursuant to which TD Bank USA makes available to clients of former TD Waterhouse broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, the broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA, and act as agent for clients. In exchange for these services, TD Bank USA pays the broker-dealer subsidiaries a fee based on the actual yield earned by TD Bank USA on the client MMDA assets, less the actual interest cost paid to clients, a flat fee to TD Bank USA of 20 basis points and certain direct expenses. Because the fee we earn is substantially based on the actual yield earned by TD Bank USA, we have exposure to interest rate risk on our MMDA fee revenues. As of March 31, 2006, client cash balances of approximately $8.5 billion had been swept into MMDA accounts and were invested by TD Bank USA in assets earning short- to medium-term interest rates.
On January 23, 2006, we borrowed $1.6 billion under new credit facilities in order to partially fund our $6.00 per share special cash dividend and another $0.3 billion for working capital purposes. These borrowings bear interest at a variable rate based on LIBOR. As of March 31, 2006, we also had an additional $70 million of borrowings outstanding on a bridge loan, which bears interest at a variable rate based on the federal funds rate. As of March 31, 2006, we had a total of $1.97 billion of variable rate borrowings outstanding. A hypothetical one percent increase in the underlying interest rates for our variable rate borrowings would result in an additional $19.7 million of annual pre-tax interest expense.
Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative instruments.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. As part of this evaluation, management considered the changes in internal control over financial reporting described later in this section. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
As a result of the acquisition of TD Waterhouse on January 24, 2006, the Company has implemented internal controls over financial reporting to include consolidation of TD Waterhouse, as well as acquisition-related accounting and disclosures. The acquisition of TD Waterhouse represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of September 30, 2005. TD Waterhouse utilizes separate information and accounting systems and processes.
The Company intends to extend its Sarbanes-Oxley 404 compliance program to include TD Waterhouse. The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the TD Waterhouse acquisition and anticipates that it will complete an evaluation and review of the TD Waterhouse internal control over financial reporting as of September 29, 2006, the date of management’s next assessment of the Company’s internal control over financial reporting.
There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. – Legal Proceedings
Legal - A lawsuit was filed in November 2000 in New York State Supreme Court. The claims arose from the 1997 acquisition of Kennedy Cabot & Co. (“Kennedy Cabot”), a securities brokerage firm, by TD Waterhouse. The plaintiffs were John J. Gebbia, the sole beneficial owner of the stock of Kennedy Cabot, his three sons, John M. Gebbia, Richard Gebbia, David Gebbia (collectively, the “Gebbia Sons”), James Antosh and Calabasas Asset Holding Co., Inc., the successor in interest to Kennedy Cabot. The defendants included TD, TD Waterhouse, and TD Waterhouse Investor Services, Inc., a subsidiary of TD Waterhouse. The Gebbia Sons and Antosh entered into bonus retention agreements with TD and TD Waterhouse. The plaintiffs’ amended complaint asserted that following the termination of their employment in March 1998, the defendants breached the agreements by failing to make salary and bonus pool payments, to which they claim they were entitled for a three-year period. On appeal from the grant of a motion to dismiss, the Appellate Division, First Department in June 2003 reinstated the plaintiffs’ claims for breach of the bonus retention agreements and ruled that the bonus retention agreements could reasonably be construed to obligate the defendants to pay the Gebbia Sons and Antosh salary and management bonus pool payments for three years. Discovery was completed in December 2005. The plaintiffs sought damages ranging from $15.1 to $46.4 million, plus pre-judgment interest, costs and attorney’s fees. In March 2006, the parties entered into and consummated a settlement agreement. The settlement was accounted for as part of the TD Waterhouse purchase price allocation and did not have a material effect on our financial condition, results of operations or cash flows.
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
On November 14, 2005, the NASD advised the Company that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. The Company has submitted a response setting forth the reasons the Company believes that NASD should not bring a disciplinary action. Conditioned upon the final agreement of the NASD, the Company expects to settle this matter for an amount that is not expected to have a material affect on our financial condition, results of operations, or cash flows.
Other Regulatory Matters - The Company is in discussions with its regulators about matters raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following and the factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2005, which could materially affect our business, financial condition or future results of operations. The risks described in this Form 10-Q and in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. The risk factor presented below updates and should be considered in addition to the risk factors previously disclosed in our Form 10-K for the fiscal year ended September 30, 2005.
Our recently announced price reductions could adversely affect our results of operations.
We recently eliminated account maintenance fees for all retail clients and reduced our commission rate on online equity trades to $9.99 per trade. As a result of these changes, we will need to grow our client base, increase our asset-based revenues or reduce our expenses in order to improve or maintain our results of operations.
There have been no other material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2005.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
On January 24, 2006, the Company completed the acquisition of TD Waterhouse pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended, with TD. The Company purchased from TD all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. The shares of common stock were issued to TD Discount Brokerage Holdings LLC, a wholly-owned subsidiary of TD. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s common stock repurchase program was announced on September 9, 2002. The Company’s Board of Directors authorized the Company to repurchase up to 40 million shares over a two-year period expiring September 9, 2004. On May 5, 2004, the Company’s Board of Directors extended the stock repurchase program through May 5, 2006. The stock repurchase program expired on May 5, 2006. Under the stock repurchase program, as extended, the Company was authorized to repurchase, from time to time, up to 70 million shares of common stock. The September 9, 2002 program, as extended, was the only Company program in effect during the period covered by this report. No programs expired during the period covered by this report. The shares repurchased during the three months ended March 31, 2006 were repurchased from employees for income tax withholding in connection with stock distributions from the Company’s Executive Deferred Compensation Program. The Company did not make any repurchases pursuant to the publicly announced program during the quarter covered by this report. The following table summarizes other repurchases made by the Company during the quarter covered by this report:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

January 1, 2006 - January 27, 2006	18,553	$25.07	—

January 28, 2006 - February 24, 2006	101	$20.04	—

February 25, 2006 - March 31, 2006	—	—	—

Total — Three months ended March 31, 2006	18,654	$25.05	—	N/A

The Toronto-Dominion Bank (“TD”), an affiliate of the Company, also has a stock purchase plan. On February 22, 2006, the Company entered into Amendment No. 1 to the Stockholders Agreement, dated as of June 22, 2005, among the Company, TD and certain other stockholders of the Company (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, among other things, TD (or its permitted designee) agreed to commence (or caused to be commenced) a cash tender offer (the “Tender Offer”) at a price not less than $16.00 per share of common stock of the Company promptly following the closing of the Company’s acquisition of the United States retail brokerage business of TD Waterhouse Group, Inc. (the “Acquisition”).

Pursuant to Amendment No. 1 to the Stockholders Agreement, in lieu of the Tender Offer, TD has agreed to acquire 15 million shares of common stock of the Company prior to August 22, 2006 by one or more stock purchase plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). TD agreed that all such purchases will be effected by means of open market purchases in compliance with Rule 10b-18. However, TD is required to purchase at least 7.5 million shares pursuant to the regular daily volume limitation under Rule 10b-18 (including block trades; provided TD is required to purchase at least 7.5 million shares pursuant to open market purchases that are not block purchases effected under the once-a-week block purchase exception in Rule 10b-18(b)(4). The following table summarizes purchases reported by TD on Forms 4 for the quarter covered by this report:
AFFILIATE PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

January 1, 2006 - January 27, 2006	—	—	—	—

January 28, 2006 - February 24, 2006	—	—	—	—

February 25, 2006 - March 31, 2006	5,550,000	$20.99	5,550,000	9,450,000

Total — Three months ended March 31, 2006	5,550,000	$20.99	5,550,000	9,450,000

Item 4. – Submission of Matters to a Vote of Security Holders
Special Meeting of Stockholders
The Company held a Special Meeting of Stockholders on January 4, 2006 in connection with the proposed acquisition of TD Waterhouse Group, Inc. from The Toronto-Dominion Bank. The following sets forth a summary of each proposal and the associated election results.

Proposal No. 1:	A proposal to approve the issuance of 196,300,000 shares of Company common stock to TD in accordance with the terms of the share purchase agreement and in connection with the acquisition by the Company of all of the capital stock of TD Waterhouse.

Proposal No. 2:	A proposal to approve the amendment and restatement of the certificate of incorporation of the Company, including all proposed amendments to the certificate of incorporation listed in the following sub-proposals:
•	2A — a proposal to approve provisions restricting the authority of the Company to implement anti-takeover measures that would potentially conflict with the terms of the stockholders agreement entered into in connection with the acquisition of TD Waterhouse;
•	2B – a proposal to approve the increase of the authorized number of shares of common stock, $0.01 par value per share, of the Company from 650,000,000 to 1,000,000,000;
•	2C – a proposal to approve a provision which prohibits action by written consent of stockholders of the Company;
•	2D – a proposal to approve a provision increasing the size of the Company’s board of directors from nine to twelve members for so long as the corporate governance provisions of the stockholders agreement entered into in connection with the acquisition of TD Waterhouse remain in effect, and thereafter to allow the size of the Company’s board of directors to be determined by the board of directors;
•	2E – a proposal to approve a provision setting forth procedures for the nomination or appointment of outside independent directors to the Company’s board of directors and the maintenance of an outside independent directors committee and a non-TD directors committee;
•	2F – a proposal to approve a provision which allocates corporate opportunities between the Company and TD and which otherwise modifies the existing corporate opportunities provision of the certificate of incorporation.

Proposal No. 3:	A proposal to approve the amendment and restatement of the Ameritrade Holding Corporation 1996 Long-Term Incentive Plan to reserve an additional 19,000,000 shares of Company common stock for future issuance under the 1996 Long-Term Incentive Plan.

Proposal No. 4:	A proposal to approve the amendment and restatement of the Ameritrade Holding Corporation 1996 Directors Incentive Plan to reserve an additional 1,000,000 shares of Company common stock for future issuance under the 1996 Directors Incentive Plan.

Proposal No. 5:	A proposal to adjourn the special meeting of stockholders to a later date or dates with respect to all matters to be voted on at the special meeting if necessary to permit further solicitation of proxies on all matters if there are not sufficient votes at the time of the special meeting to approve Proposal No. 1 relating to the issuance of Company common stock to TD and Proposal No. 2 relating to the amendment and restatement of the certificate of incorporation, including each of the related sub-proposals.
Each of the proposals was approved by stockholders as follows:

			ABSTENSIONS
PROPOSAL			AND BROKER
NO.	FOR	AGAINST	NON-VOTES

1	294,583,090	280,408	82,538
2	284,129,769	7,627,477	3,188,790
2A	286,590,760	7,641,719	713,557
2B	286,569,979	7,665,689	710,368
2C	286,551,562	7,678,221	716,253
2D	286,577,483	7,653,401	715,152
2E	286,588,793	7,643,509	713,734
2F	286,587,413	7,645,414	713,209
3	228,421,735	66,378,233	146,068
4	274,288,192	20,488,279	169,565
5	230,954,014	46,389,212	17,602,810
Annual Meeting of Stockholders
The Company held its Annual Meeting of Stockholders on March 9, 2006. Four persons were nominated by the Company’s board of directors to serve as Class I directors for terms of three years and one person was nominated by the board of directors to serve as a Class II director for a term of one year. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	Director Class	FOR	WITHHELD

W. Edmund Clark	I	511,409,903	65,388,086
Michael D. Fleisher	I	562,983,201	13,814,788
Glenn H. Hutchins	II	564,022,007	12,775,982
Joseph H. Moglia	I	512,100,535	64,697,454
Thomas S. Ricketts	I	511,335,101	65,462,888
A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 29, 2006, was approved as follows:

		ABSTENSIONS
		AND BROKER
FOR	AGAINST	NON-VOTES

569,347,147	2,454,051	4,996,791

A proposal to amend and restate the Ameritrade Holding Corporation 1996 Long-Term Incentive Plan was approved as follows:

		ABSTENSIONS
		AND BROKER
FOR	AGAINST	NON-VOTES

465,138,246	4,491,394	107,168,349
Item 6. — Exhibits

2.1	Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 28, 2005)

2.2	Amendment No. 1 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of October 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 31, 2005)

2.3	Amendment No. 2 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of December 23, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed December 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Employment Agreement Addendum, dated as of January 19, 2006, between Joseph H. Moglia and TD AMERITRADE Holding Corporation

10.2	$270,000,000 Promissory Note between TD Waterhouse Group, Inc. and Toronto Dominion (Texas) LLC, dated January 19, 2006

10.3	$2,200,000,000 Credit Agreement, dated January 23, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on February 8, 2006)

10.4	Amendment No. 1 to Stockholders Agreement among TD AMERITRADE Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD AMERITRADE, dated February 22, 2006

10.5	Form of award letter to Bonus Recipients under the Executive Deferred Compensation Program, dated February 23, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2006)

10.6	Form of award letter to Bonus Recipients under the 1996 Directors Incentive Plan, dated February 27, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 1, 2006)

10.7	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)

10.8	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 9, 2006)

10.9	Ameritrade Holding Corporation 1996 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Appendix B of the Company’s Proxy Statement filed on January 30, 2006)

10.10	Amendment No. 1 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated March 31, 2006

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2006

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN R. MACDONALD
John R. MacDonald
Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)