Form 10-Q
period 2006-06-30
TD AMERITRADE HOLDING CORP
filed 2006-08-08
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 28, 2006, there were 610,735,013 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company, formerly known as Ameritrade Holding Corporation) as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company’s management. We did not make a similar review of these financial statements for the corresponding periods of the prior year (2005).
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
/S/ ERNST & YOUNG LLP
Chicago, Illinois
August 7, 2006

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	September 30,
	2006	2005
ASSETS

Cash and cash equivalents	$395,306	$171,064
Short-term investments	24,775	229,819
Cash and investments segregated in compliance with federal regulations	7,083,572	7,595,359
Receivable from brokers, dealers and clearing organizations	3,994,844	3,420,226
Receivable from clients and correspondents — net of allowance for doubtful accounts	7,799,378	3,784,688
Receivable from affiliate	11,869	—
Other receivables	128,324	70,036
Property and equipment — net of accumulated depreciation and amortization	51,679	33,259
Goodwill	1,687,483	769,215
Acquired intangible assets — net of accumulated amortization	1,070,722	259,759
Investments in equity securities	15,859	68,575
Other assets	54,399	15,110

Total assets	$22,318,210	$16,417,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$6,873,341	$4,449,686
Payable to clients and correspondents	11,153,427	10,095,837
Accounts payable and accrued liabilities	368,111	171,290
Payable to affiliate	12,150	—
Securities sold, not yet purchased	2,745	26,002
Prepaid variable forward derivative instrument	—	20,423
Prepaid variable forward contract obligation	—	39,518
Broker-dealer short-term borrowings	110,000	—
Long-term debt	1,889,625	—
Capitalized lease and other long-term obligations	7,949	6,218
Deferred income taxes	251,545	89,269

Total liabilities	20,668,893	14,898,243

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized;
June 30, 2006 — 631,381,860 shares issued and 609,901,841 shares outstanding;
Sept. 30, 2005 — 435,081,860 shares issued and 406,058,970 shares outstanding	6,314	4,351
Additional paid-in capital	1,597,007	1,184,004
Retained earnings	312,652	652,742
Treasury stock, common, at cost — June 30, 2006 — 21,480,019 shares; Sept. 30, 2005 — 29,022,890 shares	(270,028)	(364,794)
Deferred compensation	736	952
Accumulated other comprehensive income	2,636	41,612

Total stockholders’ equity	1,649,317	1,518,867

Total liabilities and stockholders’ equity	$22,318,210	$16,417,110

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$213,173	$113,077	$564,366	$394,596

Asset-based revenues:
Interest revenue	297,949	137,396	729,351	366,797
Brokerage interest expense	(98,580)	(38,678)	(228,982)	(93,526)

Net interest revenue	199,369	98,718	500,369	273,271

Money market deposit account fees	69,043	—	114,350	—
Money market and other mutual fund fees	49,492	6,347	89,656	17,840

Total asset-based revenues	317,904	105,065	704,375	291,111

Other revenues	9,265	16,212	46,088	43,133

Net revenues	540,342	234,354	1,314,829	728,840

Expenses:
Employee compensation and benefits	90,414	43,972	247,029	130,811
Fair value adjustments of compensation-related derivative instruments	2,234	—	1,248	—
Clearing and execution costs	25,810	7,181	50,760	20,081
Communications	20,604	8,307	46,522	27,203
Occupancy and equipment costs	21,261	12,424	54,456	33,018
Depreciation and amortization	6,171	2,492	14,835	7,324
Amortization of acquired intangible assets	13,673	3,405	28,463	10,219
Professional services	25,357	7,947	65,441	26,722
Interest on borrowings	33,915	497	60,358	1,503
Other	12,480	4,067	27,881	12,926
Advertising	55,344	21,672	129,385	72,307
Fair value adjustments of investment-related derivative instruments	—	(14,495)	11,703	(11,826)

Total expenses	307,263	97,469	738,081	330,288

Income before other income and income taxes	233,079	136,885	576,748	398,552

Other income:
Gain on disposal of investment	—	—	78,840	—

Pre-tax income	233,079	136,885	655,588	398,552
Provision for income taxes	93,262	53,299	256,939	153,186

Net income	$139,817	$83,586	$398,649	$245,366

Earnings per share — basic	$0.23	$0.21	$0.76	$0.61
Earnings per share — diluted	$0.23	$0.20	$0.75	$0.60

Weighted average shares outstanding — basic	608,476	403,017	522,410	403,911
Weighted average shares outstanding — diluted	619,707	411,074	533,997	412,250

Dividends declared per share	$0.00	$0.00	$6.00	$0.00
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30, 2006	June 24, 2005
Cash flows from operating activities:
Net income	$398,649	$245,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,835	7,324
Amortization of acquired intangible assets	28,463	10,219
Deferred income taxes	32,423	3,998
Gain on disposal of investment	(78,840)	—
Gain on disposal of property	(631)	(220)
Fair value adjustments of derivative instruments	12,951	(11,826)
Other non-cash expenses, net	6,931	2,666
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	587,787	44,678
Brokerage receivables	(569,470)	(1,358,386)
Other assets	13,716	221,727
Brokerage payables	(197,307)	1,050,371
Accounts payable and accrued liabilities	(98,403)	9,237
Securities sold, not yet purchased	(25,674)	—

Net cash flows provided by operating activities	125,430	225,154

Cash flows from investing activities:
Purchase of property and equipment	(9,759)	(6,217)
Cash received (paid) in business combinations, net	580,056	(25,919)
Purchase of short-term investments	(872,100)	(246,625)
Proceeds from sale of short-term investments	1,077,144	244,575
Proceeds from sale of investments in equity securities	7,492	807
Other	25	(185)

Net cash flows provided by (used in) investing activities	782,858	(33,564)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	—
Payment of debt issuance costs	(20,992)	—
Principal payments on long-term debt and notes payable	(310,375)	—
Broker-dealer short-term borrowings, net	110,000	—
Principal payments on capital leases and other long-term obligations	(2,877)	—
Proceeds from exercise of stock options	40,558	15,281
Payment of cash dividend	(2,442,234)	—
Purchase of treasury stock	(467)	(77,229)
Excess tax benefits on stock-based compensation	42,034	—

Net cash flows used in financing activities	(684,353)	(61,948)

Effect of exchange rate changes on cash and cash equivalents	307	282

Net increase in cash and cash equivalents	224,242	129,924

Cash and cash equivalents at beginning of period	171,064	137,392

Cash and cash equivalents at end of period	$395,306	$267,316

Supplemental cash flow information:
Interest paid	$273,583	$87,776
Income taxes paid	$255,762	$131,318
Tax benefit on exercises and distributions of stock-based compensation	$42,107	$11,885
Noncash investing and financing activities:
Issuance of capital lease and other long-term obligations	$4,608	$—
Settlement of prepaid variable forward contract liabilities in exchange for investment	$72,077	$—
Issuance of common stock in acquisition	$2,123,181	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Nine-Month Periods Ended June 30, 2006 and June 24, 2005
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for the Company’s fiscal year beginning September 29, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The Company cannot presently estimate the impact of adopting FIN No. 48.
2. BUSINESS COMBINATION
On January 24, 2006, the Company completed the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with the Toronto-Dominion Bank (“TD”). The Company purchased from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, the Company changed its name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. The Company’s condensed consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, the Company completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. The Company has agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada were subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. On May 5, 2006, the Company received approximately $45.9 million from TD for the settlement of cash adjustments related to the purchase of TD Waterhouse and the sale of Ameritrade Canada.
Pursuant to the Purchase Agreement, prior to the consummation of the Share Purchase, TD Waterhouse conducted a reorganization in which it transferred its Canadian retail securities brokerage business and TD Bank USA, N.A. (formerly TD Waterhouse Bank, N.A.) to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse retained only its United States retail securities brokerage business. TD Waterhouse also distributed to TD excess capital of TD Waterhouse above certain thresholds prior to the consummation of the Share Purchase. As contemplated in the Purchase Agreement, on January 24, 2006, the Company commenced payment of a special cash dividend of $6.00 per share in respect of the shares of Company common stock outstanding prior to the consummation of the Share Purchase. The total amount of the dividend was approximately $2.4 billion.
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
The preliminary purchase price for TD Waterhouse was comprised of the following:

Common stock issued	$2,123,181
Cash acquired, net of cash paid	(580,056)
Closing date capital adjustments	(45,915)
Acquisition costs	20,706
Exit and involuntary termination costs	124,647

Total preliminary purchase price	$1,642,563

The value of the 196,300,000 shares of common stock issued is calculated using the $16.816 average closing market price of Company common stock for the period beginning two business days before and ending two business days after June 22, 2005, the date the proposed acquisition of TD Waterhouse was agreed to and announced, less the $6.00 per share special cash dividend. The special dividend is deducted from the average market price because the shares issued to TD did not include the right to receive the special dividend.
The purchase price is preliminary, primarily due to estimates included for exit and involuntary termination costs. Differences between these estimates and actual results may result in adjustments to the purchase price. The Company began formulating plans to consolidate certain facilities and functions prior to the closing of the acquisition of TD Waterhouse. Although the Company believes its plans are reasonable, minor changes may still be made to the scope or timing of such plans, which may result in changes to estimated exit and involuntary termination costs. Exit and involuntary termination costs consist primarily of severance and other involuntary termination costs for approximately 900 TD Waterhouse employees, costs associated with unfavorable leases and other contract termination costs. See Note 5 for a summary of acquisition exit cost activity.
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
The following unaudited pro forma financial information sets forth the results of operations of the Company as if the acquisition of TD Waterhouse had occurred on September 24, 2004, the last day of the Company’s fiscal year 2004. The pro forma results for periods prior to the acquisition date do not reflect any potential operating cost savings that may result from the consolidation of operations of the Company with the acquired company and are not necessarily indicative of the results of future operations.
Pro forma financial information (unaudited) for the periods ended:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Net revenues	$540,342	$453,509	$1,613,043	$1,343,243

Net income	$139,817	$98,475	$427,552	$242,852

Basic earnings per share	$0.23	$0.16	$0.71	$0.40
Diluted earnings per share	$0.23	$0.16	$0.69	$0.40
3. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 30, 2006:

Balance as of September 30, 2005	$769,215

Goodwill recorded in acquisition of TD Waterhouse (See Note 2)	918,341
Tax benefit of option exercises (1)	(73)

Balance as of June 30, 2006	$1,687,483

(1)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of June 30, 2006:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$991,522	$(66,525)	$924,997
Non-competition agreement	300	(249)	51
Trademark license — TD	145,674	—	145,674

	$1,137,496	$(66,774)	$1,070,722

The Company estimates amortization expense on acquired intangible assets outstanding as of June 30, 2006 will be $13.7 million for the remainder of fiscal 2006 and approximately $54.6 million for each of the five succeeding fiscal years.
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

During fiscal 2003, the Company executed a series of prepaid variable forward contracts on the Knight shares. Before the recent liquidation, these forward contracts were scheduled to mature on various dates in fiscal years 2006 and 2007. The forward contracts each contained a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. The total fair value of the embedded collars was included under the caption “Prepaid variable forward derivative instrument” in the Condensed Consolidated Balance Sheets. Changes in the fair value of the embedded collars were included under the caption “Fair value adjustments of investment-related derivative instruments” in the Condensed Consolidated Statements of Income.
5. ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month and nine-month periods ended June 30, 2006, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended June 30, 2006
			Paid and
	Balance at	Exit Costs	Charged Against	Balance at
	Mar. 31, 2006	Recorded	Liability	June 30, 2006
Employee compensation and benefits	$59,308	$(4,734)	$(12,539)	$42,035
Clearing and execution costs	8,850	—	—	8,850
Communications	3,048	—	—	3,048
Occupancy and equipment costs	49,701	(2,146)	(19,280)	28,275
Professional services	7,122	(3,800)	(400)	2,922

Total acquisition exit liabilities	$128,029	$(10,680)	$(32,219)	$85,130

	Nine Months Ended June 30, 2006
			Paid and
	Balance at	Exit Costs	Charged Against	Balance at
	Sept. 30, 2005	Recorded	Liability	June 30, 2006
Employee compensation and benefits	$121	$61,424	$(19,510)	$42,035
Clearing and execution costs	—	8,850	—	8,850
Communications	—	3,048	—	3,048
Occupancy and equipment costs	3,217	48,003	(22,945)	28,275
Professional services	—	3,322	(400)	2,922

Total acquisition exit liabilities	$3,338	$124,647	$(42,855)	$85,130

The exit costs recorded during the nine month period ended June 30, 2006 relate to the acquisition of TD Waterhouse described in Note 2. The net exit costs recorded for the three months ended June 30, 2006 were negative due to adjustments reducing previously recorded purchase accounting estimates. Adjustments to purchase accounting estimates were reflected as adjustments to the cost of acquiring TD Waterhouse and therefore adjusted the amount of goodwill recorded. Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2013. Communications and professional services contract termination costs are expected to be paid over the course of the TD Waterhouse integration during fiscal 2006 and fiscal 2007. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2015.
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
The Company entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of

$1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on leverage ratios and amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, the Company may prepay borrowings without penalty.
The Company used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which will be used for general corporate purposes.
The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at the Company’s option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50 percent if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25 percent if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00 percent if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00 percent less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50 percent or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) 0.50 percent. On June 30, 2006, the applicable interest rate on both the Term A Facility and the Term B Facility was 6.85 percent, based on 30-day LIBOR. As of June 30, 2006, the Company had outstanding indebtedness of $244 million, $1.646 billion and $0 under the Term A Facility, Term B Facility and Revolving Facility, respectively. The Company has not made any borrowings under the Revolving Facility. The Financings also provide that the Company is obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that the Company pays fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by the Company and the issuing bank. A commitment fee at the rate of 0.375 percent per annum accrues on any unused amount of the Revolving Facility.
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
The Financings contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on the Company’s outstanding capital stock and repurchases or redemptions of the Company’s outstanding capital stock, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Financings as of June 30, 2006.
Prior to the closing of the Company’s acquisition of TD Waterhouse described in Note 2, TD Waterhouse and an affiliate of TD executed a promissory note whereby TD Waterhouse borrowed $270 million from TD (the “Bridge Loan”). The purpose of the Bridge Loan was to monetize non-cash assets of TD Waterhouse to enable TD Waterhouse to retain cash equal to $1.00 per share of the $6.00 per share special cash dividend declared by the Company, as required by the Purchase Agreement. The Company assumed the Bridge Loan obligation upon the closing of the acquisition of TD Waterhouse. The Bridge Loan was scheduled to mature on July 24, 2006 and bore interest at the daily effective federal funds rate until the completion of the closing date balance sheet adjustments as specified in the Purchase Agreement, and after that time bore interest at the federal funds rate plus 150 basis points. The Company repaid $200 million of the Bridge Loan during March 2006 and the remaining $70 million balance during June 2006.
Upon the closing of the Company’s acquisition of TD Waterhouse, the Company assumed $30 million of Subordinated Debt Series B Notes (the “Subordinated Notes”), which were payable to an affiliate of TD. The Subordinated Notes were unsecured and were redeemable in November 2012. The Subordinated Notes bore interest at a fixed rate of 6.64 percent. During June 2006, the Company repaid the entire $30 million of Subordinated Notes.

The Company, through its wholly owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $740 million and $180 million as of June 30, 2006 and September 30, 2005, respectively. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $435 million and $310 million as of June 30, 2006 and September 30, 2005, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit. As of June 30, 2006, the Company had outstanding borrowings of $110 million and $0 under unsecured and secured credit facilities, respectfully. On June 30, 2006, the applicable interest rate on the unsecured credit facilities was 5.425 percent. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2005. As of June 30, 2006 and September 30, 2005, approximately $890 million and $490 million, respectively, was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.
7. NET CAPITAL
The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.
The Company’s broker-dealer subsidiaries had aggregate net capital of $801.9 million and $321.7 million as of June 30, 2006 and September 30, 2005, respectively, which exceeded aggregate minimum net capital requirements by $595.2 million and $234.2 million, respectively. Each broker-dealer subsidiary individually had net capital exceeding its minimum net capital requirement as of June 30, 2006 and September 30, 2005.
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
The Long-Term Incentive Plan authorizes the award of options to purchase common stock, common stock appreciation rights, shares of common stock, restricted stock units, performance shares and performance units. The Long-Term Incentive Plan has reserved 42,104,174 shares of the Company’s common stock for issuance to eligible employees. The Directors Plan authorizes the award of options to purchase common stock, restricted stock units and shares of common stock. The Directors Plan has reserved 2,531,393 shares of the Company’s common stock for issuance to non-employee directors.
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
Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company’s common stock on the grant date. Stock options generally vest over a one-to four-year period and expire 10 years after the grant date. Restricted Stock Units (“RSUs”) are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period. RSUs granted to non-employee directors generally vest ratably over a three-year period. Performance Restricted Stock Units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the performance of the Company against specified performance goals, generally over a three year period. At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between 0% and 120%. Shares of common stock will be issued following the end of the performance period.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”) using a modified version of the prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based compensation expense for the three and nine months ended June 30, 2006 was $3.9 million and $8.1 million, respectively. Stock-based compensation expense for the three and nine months ended June 30, 2005 was $0.5 million and $1.3 million, respectively. The cumulative effect of initially adopting SFAS No. 123R was not material.
The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	Nine Months Ended
	June 30,	June 24,
	2006	2005
Risk-free interest rate	4.4%	3.5%
Expected dividend yield	0%	0%
Expected volatility	58%	62%
Expected option life (years)	5.0	5.0
The risk free interest rate assumptions are based on 5-year U.S. Treasury note yields. The expected volatility is based on historical daily price changes of the Company’s stock since April 2001. The expected option life is the average number of years that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.
The following is a summary of option activity in the Company’s stock incentive plans for the nine months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of period	21,483	$6.38
Granted	10	$22.17
Exercised	(7,505)	$5.40
Canceled	(424)	$10.82
Special Dividend Adjustment	6,016	$4.81

Outstanding at end of period	19,580	$4.72	5.6	$197,524

Exercisable at end of period	17,467	$4.45	5.4	$180,906

The following is a summary of changes in nonvested options in the Company’s stock incentive plans for the nine months ended June 30, 2006:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Nonvested at beginning of period	3,430	$4.39
Granted	10	$11.97
Vested	(1,613)	$3.33
Forfeited	(347)	$3.50
Special Dividend Adjustment	633	$3.89

Nonvested at end of period	2,113	$4.16

As of June 30, 2006, the total compensation cost related to nonvested stock option awards was approximately $5.7 million and is expected to be recognized over a weighted average period of 10 months.
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
The following is a summary of RSU activity in the Company’s stock incentive plans for the nine months ended June 30, 2006:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Nonvested at beginning of period	—	$—
Granted	715	$20.86
Vested	(1)	$20.92
Forfeited	(33)	$20.92

Nonvested at end of period	681	$20.85

The following is a summary of PRSU activity in the Company’s stock incentive plans for the nine months ended June 30, 2006:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Nonvested at beginning of period	—	$—
Granted	1,297	$20.92
Vested	—	$—
Forfeited	(17)	$20.92

Nonvested at end of period	1,280	$20.92

The PRSU units reflected in the table above reflect the target number of awards assuming the performance goals are attained at 100 percent. Actual performance may result in 0 to 120 percent of the target units ultimately being earned; therefore, the actual number of shares issued may differ.
As of June 30, 2006, there was $10.7 million and $23.1 million of estimated unrecognized compensation cost related to nonvested RSUs and PRSUs, respectively. As of June 30, 2006, these costs are expected to be recognized over a weighted average period of 2.7 years.
Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R. This information is presented as if the Company had accounted for its stock-based awards under the fair value method for all periods:

	Three Months Ended	Nine Months Ended
	June 24,	June 24,
	2005	2005
Net income, as reported	$83,586	$245,366
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	323	788
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(1,601)	(8,460)

Pro forma net income	$82,308	$237,694

Basic earnings per share:
As reported	$0.21	$0.61
Pro forma	$0.20	$0.59

Diluted earnings per share:
As reported	$0.20	$0.60
Pro forma	$0.20	$0.58
Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse, as amended, requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition of TD Waterhouse on January 24, 2006. The Company’s initial obligation to repurchase its common stock had been deferred until the earlier of August 22, 2006 or TD’s acquisition of 15 million shares of the Company’s common stock, pursuant to Amendment No. 1 to the Stockholders Agreement, dated February 22, 2006. TD completed its acquisition of 15 million shares of the Company’s common stock on May 2, 2006. The Company currently is obligated to repurchase shares as promptly as reasonably practicable. Based on stock option exercises from January 24, 2006 through July 28, 2006, the Company will be obligated to repurchase approximately 7.3 million shares of common stock. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.
9. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2006	2005	2006	2005
Net income	$139,817	$83,586	$398,649	$245,366

Weighted average shares outstanding — basic	608,476	403,017	522,410	403,911
Effect of dilutive securities:
Stock options	11,190	8,036	11,531	8,318
Restricted stock units	10	—	28	—
Deferred compensation shares	31	21	28	21

Weighted average shares outstanding — diluted	619,707	411,074	533,997	412,250

Earnings per share — basic	$0.23	$0.21	$0.76	$0.61
Earnings per share — diluted	$0.23	$0.20	$0.75	$0.60
The weighted average shares outstanding for the three months and nine months ended June 30, 2006 include the weighted-average impact of the 196,300,000 shares issued on January 24, 2006 in connection with the acquisition of TD Waterhouse. As of June 30, 2006, there were approximately 609.9 million shares of Company common stock outstanding.

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
On November 14, 2005, the NASD advised the Company that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. The Company has submitted a response setting forth the reasons the Company believes that the NASD should not bring a disciplinary action. Conditioned upon the final agreement of the NASD, the Company currently expects to settle this matter for an amount that is not expected to have a material affect on our financial condition, results of operations, or cash flows.
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
As of June 30, 2006, client margin securities of approximately $10.8 billion and stock borrowings of approximately $3.9 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $8.0 billion of that collateral as of June 30, 2006.
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
11. SEGMENT INFORMATION
In connection with the integration of TD Waterhouse, the Company is developing a new management financial reporting structure and does not currently report results of operations internally on an operating segment basis. The Company will reevaluate its segment reporting in light of the new reporting structure upon its completion, which is expected to occur during fiscal 2007.
12. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 24, 2005	June 30, 2006	June 24, 2005
Net income	$139,817	$83,586	$398,649	$245,366

Other comprehensive loss:
Net unrealized gains (losses) on investment securities available-for-sale arising during the period	(50)	(14,866)	14,505	(8,554)

Adjustment for deferred income taxes on net unrealized gains/losses	40	5,724	(5,563)	3,651

Reclassification adjustment for realized (gain)/loss on investment securities included in net income, net of tax	—	—	(47,647)	30

Amount transferred from cumulative foreign currency translation adjustments due to disposal of Ameritrade Canada, Inc.	—	—	(513)	—

Foreign currency translation adjustment	(7)	(49)	242	412

Total other comprehensive loss, net of tax	(17)	(9,191)	(38,976)	(4,461)

Comprehensive income	$139,800	$74,395	$359,673	$240,905

13. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse described in Note 2, TD became an affiliate of the Company, owning approximately 39.5 percent of the Company’s outstanding common stock as of June 30, 2006. Pursuant to the Stockholders Agreement, TD designated five of twelve members to the Company’s Board of Directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account (“MMDA”) Agreement
Two broker-dealer subsidiaries of the Company, TD AMERITRADE, Inc. (formerly TD Waterhouse Investor Services, Inc.) (“TDA Inc.”) and National Investor Services Corp. (“NISC”), are party to a money market deposit account agreement with TD Bank USA, N.A. (“TD Bank USA”) (formerly known as TD Waterhouse Bank, N.A.) and TD, pursuant to which TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and NISC acts as agent for clients of TDA Inc. and as recordkeeper for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc. and NISC collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets, less the actual interest paid to clients, a flat fee to TD Bank USA of 20 basis points and certain direct expenses. The MMDA agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms, provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company earned fee income associated with the money market deposit account agreement of $69.0 million and $114.4 million for the three months and nine months ended June 30, 2006, respectively, which is reflected as money market deposit account fees in the Condensed Consolidated Statements of Income.
Services Agreement
The Company and certain of its subsidiaries and an affiliate of TD are party to a services agreement, pursuant to which certain funds are made available as money market sweep or direct purchase options to Company clients, and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. The services agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms

(so long as certain related agreements are in effect), provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company may terminate the services agreement upon 120 days notice if it does not earn monthly fees greater than a specified level. The Company earned fee income associated with the services agreement of $22.5 million and $37.8 million for the three months and nine months ended June 30, 2006, respectively, which is included in money market and other mutual fund fees in the Condensed Consolidated Statements of Income.
Interim Cash Management Services Agreement
Pursuant to an Interim Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc., until the earlier of TDA Inc. successfully converting the cash management services to another service provider or TD Bank USA and TDA Inc. entering into a formal cash management services agreement. In exchange for such services, TDA Inc. pays TD Bank USA service based fees agreed upon by the parties. The Company incurred expense associated with the interim cash management services agreement of $0.8 million and $1.5 million for the three months and nine months ended June 30, 2006, respectively, which is included in clearing and execution costs in the Condensed Consolidated Statements of Income.
Bridge Loan and Subordinated Note
The Company had borrowings under a Bridge Loan and Subordinated Notes outstanding with TD and an affiliate of TD, respectively. These notes are described in Note 6. The Company incurred interest expense associated with these notes for the three months ended June 30, 2006 of $0.8 million and $0.5 million for the Bridge Loan and Subordinated Notes, respectively. The Company incurred interest expense associated with these notes for the nine months ended June 30, 2006 of $2.6 million and $0.8 million for the Bridge Loan and Subordinated Notes, respectively. The Company repaid the Bridge Loan and Subordinated Notes in full in June 2006.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the acquisition. Under this plan, participants were granted units of stock appreciation rights (SARs) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC, a direct wholly-owned subsidiary of TD (“TDDBH”), agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 300,245 SARs outstanding as of June 30, 2006, with an approximate value of $7.1 million. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after withholdings, is paid in cash. Under these plans, participants are granted phantom share units equivalent to TD’s common stock that are cliff vested over three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. There were 337,555 restricted share units outstanding as of June 30, 2006, with an approximate value of $17.1 million. The Company recorded gains on fair value adjustments to the equity swap agreements of $2.2 million and $1.2 million for the three months and nine months ended June 30, 2006, respectively, which are included in fair value adjustments of compensation-related derivative instruments in the Condensed Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the related compensation expense, which is recorded in the employee compensation and benefits category.

Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, as amended, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc., until November 30, 2008, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $3.7 million and $5.8 million for the three months and nine months ended June 30, 2006, respectively, which is included in professional services expense in the Condensed Consolidated Statements of Income.
Other Related Party Transactions
NISC provides clearing services to a U.S. affiliate of TD. The Company earned fee income associated with these clearing services of $0.4 million and $0.8 million for the three months and nine months ended June 30, 2006, respectively, which is included in commissions and transaction fees revenue in the Condensed Consolidated Statements of Income.
Receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliate and payable to affiliate, respectively, in the Condensed Consolidated Balance Sheets. Such balances are generally settled in cash on a monthly basis.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, interest rates, stock market fluctuations and changes in client trading activity, increased competition, systems failures and capacity constraints, ability to service debt obligations, integration associated with the TD Waterhouse acquisition, realization of synergies from the TD Waterhouse acquisition, regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 7 of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005 and in Item 1A of Part II of this Form 10-Q. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
In particular, forward-looking statements contained in this discussion include our expectations regarding: the amount of annualized pre-tax synergies to be realized from the acquisition of TD Waterhouse; the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of changes in the number of qualified accounts on our results of operations; average commissions and transaction fees per trade; amounts of commissions and transaction fees, net interest revenue, money market deposit account fees and money market and other mutual fund fees; amounts of employee compensation and benefits, clearing and execution, communications, occupancy and equipment costs, depreciation and amortization, amortization of acquired intangible assets, professional services, interest on borrowings and advertising expenses; our effective income tax rate; our plan to move our Jersey City, New Jersey operations into TD Waterhouse facilities; our capital and liquidity needs and our plans to finance such needs; our contractual obligations; and the impact of recently issued accounting pronouncements. The forward-looking statements regarding revenues reflect the quantifiable effects of price reductions announced in March and April 2006, but do not assume any potential client account growth or retention benefits.
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
Unless otherwise indicated, the terms “we,” “us” or “Company” in this report refer to TD AMERITRADE Holding Corporation (formerly Ameritrade Holding Corporation) and its wholly owned subsidiaries. The term “GAAP” refers to U.S. generally accepted accounting principles.

GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available in the “Investors” section of our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2005.
BUSINESS COMBINATION
On January 24, 2006, we completed the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with the Toronto-Dominion Bank (“TD”). We purchased from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock, and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, we changed our name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. Our condensed consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, we completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. We have agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada were subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. On May 5, 2006, we received approximately $45.9 million from TD for the settlement of cash adjustments related to the purchase of TD Waterhouse and the sale of Ameritrade Canada.
Pursuant to the Purchase Agreement, prior to the consummation of the Share Purchase, TD Waterhouse conducted a reorganization in which it transferred its Canadian retail securities brokerage business and TD Bank USA, N.A. (formerly TD Waterhouse Bank, N.A.) to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse retained only its United States retail securities brokerage business. TD Waterhouse also distributed to TD excess capital of TD Waterhouse above certain thresholds prior to the consummation of the Share Purchase. As contemplated in the Purchase Agreement, on January 24, 2006, we commenced payment of a special cash dividend of $6.00 per share in respect of the shares of our common stock outstanding prior to the consummation of the Share Purchase. The total amount of the dividend was approximately $2.4 billion.
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
Following a year-and-a-half study, we announced new client offerings on April 24, 2006 that are intended to help increase market share from these three client segments. Our new client offerings include a $9.99 per trade flat-rate price for online equity trades and elimination of quarterly account maintenance fees. Our client survey research indicated that clients want simple, understandable pricing, coupled with innovative tools, comprehensive research, outstanding service and excellent execution. Our new flat-rate commission is not intended to compete solely based on price-point, but rather to be considered as a proposition for great value when combined with the products and services that we have designed with the goal of improving market share.

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
We define operating margin as pre-tax income, adjusted to remove advertising expense, fair value adjustments of investment-related derivative instruments and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and generally relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Fair value adjustments of investment-related derivative instruments and unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income, net income and earnings per share.
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
The following tables set forth operating margin, EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Nine months ended
	June 30, 2006		June 24, 2005		June 30, 2006		June 24, 2005
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$288,423	53.3%	$144,062	61.5%	$717,836	54.6%	$459,033	63.0%
Less:
Advertising	(55,344)	(10.2%)	(21,672)	(9.2%)	(129,385)	(9.8%)	(72,307)	(9.9%)
Fair value adjustments of investment- related derivative instruments	0	0.0%	14,495	6.1%	(11,703)	(0.9%)	11,826	1.6%

Income before other income and income taxes	233,079	43.1%	136,885	58.4%	576,748	43.9%	398,552	54.7%
Gain on disposal of investment	0	0.0%	0	0.0%	78,840	6.0%	0	0.0%

Pre-tax income	$233,079	43.1%	$136,885	58.4%	$655,588	49.9%	$398,552	54.7%

EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$286,838	53.1%	$143,279	61.1%	$680,404	51.7%	$417,598	57.3%
Plus: Gain on disposal of investment	0	0.0%	0	0.0%	78,840	6.0%	0	0.0%

EBITDA	286,838	53.1%	143,279	61.1%	759,244	57.7%	417,598	57.3%
Less:
Depreciation and amortization	(6,171)	(1.2%)	(2,492)	(1.0%)	(14,835)	(1.1%)	(7,324)	(1.0%)
Amortization of acquired intangible assets	(13,673)	(2.5%)	(3,405)	(1.5%)	(28,463)	(2.1%)	(10,219)	(1.4%)
Interest on borrowings	(33,915)	(6.3%)	(497)	(0.2%)	(60,358)	(4.6%)	(1,503)	(0.2%)

Pre-tax income	$233,079	43.1%	$136,885	58.4%	$655,588	49.9%	$398,552	54.7%

The dollar amounts of our pre-tax income, operating margin and EBITDA excluding investment gains increased for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005, primarily due to the TD Waterhouse acquisition.

Pre-tax income decreased as a percentage of net revenues for the first nine months of fiscal 2006 primarily due to an increase in interest on borrowings, employee compensation and benefits, clearing and execution costs, professional services and advertising expenses resulting from the TD Waterhouse acquisition and unfavorable fair value adjustments of investment-related derivative instruments during the first nine months of fiscal 2006, partially offset by a one-time gain on the disposal of our investment in Knight Capital Group, Inc. Operating margin decreased as a percentage of net revenues for the first nine months of fiscal 2006 primarily due to an increase in interest on borrowings, employee compensation and benefits, clearing and execution costs and professional services expenses resulting from the TD Waterhouse acquisition. EBITDA excluding investment gains decreased as a percentage of net revenues for the first nine months of fiscal 2006 primarily due to an increase in employee compensation and benefits, clearing and execution costs, professional services and advertising expenses resulting from the TD Waterhouse acquisition. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are (1) asset-based revenues and (2) commissions and transaction fees. For the three months ended June 30, 2006, asset-based revenues and commissions and transaction fees accounted for 59 percent and 39 percent of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) money market deposit account (“MMDA”) fees and (3) money market and other mutual fund fees. The primary factors driving our asset-based revenues are average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances and the average interest rates and fees earned and paid on such balances. The primary factors driving our revenues from commissions and transaction fees are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue and trading activity metrics.
Asset-Based Revenue Metrics
The following tables set forth key metrics that we use in analyzing net interest revenue:

	Three months ended June 30, 2006			Three months ended June 24, 2005			Net Interest	Percentage	Average
	Interest	Average	Average	Interest	Average	Average	Revenue	Change in	Annualized
	Rev/(Exp)	Balance	Annualized	Rev/(Exp)	Balance	Annualized	Inc./(Dec.)	Average	Net Yield
	(millions)	(millions)	Yield/(Cost)	(millions)	(millions)	Yield/(Cost)	(millions)	Balances	Inc./(Dec.)
Segregated cash	$86.0	$7,220	4.71%	$53.8	$7,608	2.80%	$32.2	(5%)	1.91%
Client margin balances	$155.7	$7,886	7.81%	$50.4	$3,441	5.79%	$105.3	129%	2.02%
Securities borrowing	$49.1	$3,502	5.54%	$30.7	$3,811	3.19%	$18.4	(8%)	2.35%
Client credit balances	$(27.9)	$10,341	(1.07%)	$(12.4)	$9,311	(0.53%)	$(15.5)	11%	(0.54%)
Securities lending	$(69.8)	$6,547	(4.22%)	$(26.1)	$4,581	(2.25%)	$(43.7)	43%	(1.97%)

	Nine months ended June 30, 2006			Nine months ended June 24, 2005			Net Interest	Percentage	Average
	Interest	Average	Average	Interest	Average	Average	Revenue	Change in	Annualized
	Rev/(Exp)	Balance	Annualized	Rev/(Exp)	Balance	Annualized	Inc./(Dec.)	Average	Net Yield
	(millions)	(millions)	Yield/(Cost)	(millions)	(millions)	Yield/(Cost)	(millions)	Balances	Inc./(Dec.)
Segregated cash	$236.3	$7,382	4.22%	$138.4	$7,831	2.33%	$97.9	(6%)	1.89%
Client margin balances	$351.9	$6,141	7.56%	$143.8	$3,497	5.42%	$208.1	76%	2.14%
Securities borrowing	$123.0	$3,281	4.94%	$79.7	$3,983	2.63%	$43.3	(18%)	2.31%
Client credit balances	$(71.9)	$9,906	(0.96%)	$(28.2)	$9,501	(0.39%)	$(43.7)	4%	(0.57%)
Securities lending	$(155.4)	$5,415	(3.79%)	$(65.7)	$4,792	(1.81%)	$(89.7)	13%	(1.98%)
The following table sets forth key metrics that we use in analyzing other asset-based revenues:

	Three months ended June 30, 2006			Three months ended June 24, 2005			Fee	Percentage	Average
	Fee	Average	Average	Fee	Average	Average	Revenue	Change in	Annualized
	Revenue	Balance	Annualized	Revenue	Balance	Annualized	Inc./(Dec.)	Average	Yield
	(millions)	(millions)	Yield	(millions)	(millions)	Yield	(millions)	Balances	Inc./(Dec.)
Money market deposit account	$69.0	$8,362	3.27%	N/A	N/A	N/A	$69.0	N/A	N/A
Money market mutual fund	$31.7	$16,546	0.76%	$5.3	$2,863	0.73%	$26.4	478%	0.03%
Other mutual fund	$17.8	$34,676	0.20%	$1.0	$3,313	0.13%	$16.8	947%	0.07%

	Nine months ended June 30, 2006			Nine months ended June 24, 2005			Fee	Percentage	Average
	Fee	Average	Average	Fee	Average	Average	Revenue	Change in	Annualized
	Revenue	Balance	Annualized	Revenue	Balance	Annualized	Inc./(Dec.)	Average	Yield
	(millions)	(millions)	Yield	(millions)	(millions)	Yield	(millions)	Balances	Inc./(Dec.)
Money market deposit account	$114.4	$4,946	3.05%	N/A	N/A	N/A	$114.4	N/A	N/A
Money market mutual fund	$61.3	$10,817	0.75%	$14.9	$2,707	0.72%	$46.4	300%	0.03%
Other mutual fund	$28.4	$21,511	0.17%	$2.9	$3,125	0.13%	$25.5	588%	0.04%

Trading Activity Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%	Nine months ended		%
	June 30, 2006	June 24, 2005	Change	June 30, 2006	June 24, 2005	Change
Total trades (in millions)	15.93	8.89	79%	41.46	29.99	38%
Average commissions and transaction fees per trade	$13.39	$12.72	5%	$13.61	$13.16	3%
Average client trades per day	252,784	138,930	82%	221,133	159,102	39%
Average client trades per account (annualized)	10.4	9.7	7%	10.8	11.2	(4%)
Activity rate	4.1%	3.8%	8%	4.3%	4.4%	(2%)
Trading days	63.0	64.0	(2%)	187.5	188.5	(1%)
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended		%	Nine months ended		%
	June 30, 2006	June 24, 2005	Change	June 30, 2006	June 24, 2005	Change
Qualified accounts (beginning of period)	3,293,000	1,730,000	90%	1,735,000	1,677,000	3%
Qualified accounts (end of period)	3,260,000	1,730,000	88%	3,260,000	1,730,000	88%
Percentage increase (decrease) during period	(1%)	0%		88%	3%

Total accounts (beginning of period)	6,070,000	3,665,000	66%	3,717,000	3,520,000	6%
Total accounts (end of period)	6,139,000	3,689,000	66%	6,139,000	3,689,000	66%
Percentage increase (decrease) during period	1%	1%		65%	5%

Client assets (beginning of period, in billions)	$262.9	$75.6	248%	$83.3	$68.8	21%
Client assets (end of period, in billions)	$255.3	$78.8	224%	$255.3	$78.8	224%
Percentage increase (decrease) during period	(3%)	4%		206%	15%
Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.
Our total number of qualified accounts decreased slightly for the third quarter of fiscal 2006. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. Such actions include our reorganization of our operational structure to more closely align it with our client-focused strategy implemented in 2005 and our new pricing structure announced in April 2006. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Three months ended			Nine months ended
	June 30,	June 24,	%	June 30,	June 24,	%
	2006	2005	Change	2006	2005	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$213.2	$113.1	89%	$564.4	$394.6	43%

Asset-based revenues:
Interest revenue	297.9	137.4	117%	729.4	366.8	99%
Brokerage interest expense	(98.6)	(38.7)	155%	(229.0)	(93.5)	145%

Net interest revenue	199.4	98.7	102%	500.4	273.3	83%

Money market deposit account fees	69.0	—	N/A	114.4	—	N/A
Money market and other mutual fund fees	49.5	6.3	680%	89.7	17.8	403%

Total asset-based revenues	317.9	105.1	203%	704.4	291.1	142%

Other	9.3	16.2	(43%)	46.1	43.1	7%

Net revenues	540.3	234.4	131%	1,314.8	728.8	80%

Expenses:
Employee compensation and benefits	90.4	44.0	106%	247.0	130.8	89%
Fair value adjustments of compensation-related derivative instruments	2.2	—	N/A	1.2	—	N/A
Clearing and execution costs	25.8	7.2	259%	50.8	20.1	153%
Communications	20.6	8.3	148%	46.5	27.2	71%
Occupancy and equipment costs	21.3	12.4	71%	54.5	33.0	65%
Depreciation and amortization	6.2	2.5	148%	14.8	7.3	103%
Amortization of acquired intangible assets	13.7	3.4	302%	28.5	10.2	179%
Professional services	25.4	7.9	219%	65.4	26.7	145%
Interest on borrowings	33.9	0.5	6724%	60.4	1.5	3916%
Other	12.5	4.1	207%	27.9	12.9	116%
Advertising	55.3	21.7	155%	129.4	72.3	79%
Fair value adjustments of investment-related derivative instruments	—	(14.5)	(100%)	11.7	(11.8)	(199%)

Total expenses	307.3	97.5	215%	738.1	330.3	123%

Income before other income and income taxes	233.1	136.9	70%	576.7	398.6	45%
Other income:
Gain on disposal of investment	—	—	N/A	78.8	—	N/A

Pre-tax income	233.1	136.9	70%	655.6	398.6	64%
Provision for income taxes	93.3	53.3	75%	256.9	153.2	68%

Net income	$139.8	$83.6	67%	$398.6	$245.4	62%

Other information:
Number of interest days in period	91	91	0%	273	273	0%
Effective income tax rate	40.0%	38.9%		39.2%	38.4%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded
Consolidated Statements of Income amounts.
Three-Month Periods Ended June 30, 2006 and June 24, 2005
Net Revenues
Commissions and transaction fees increased 89 percent to $213.2 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition. Total trades increased 79 percent, as average client trades per day increased 82 percent to 252,784 for the third quarter of fiscal 2006 from 138,930 for the third quarter of fiscal

2005. These factors were partially offset by one fewer trading day during the third quarter of fiscal 2006 than the third quarter of fiscal 2005. Average client trades per account (annualized) were 10.4 for the third quarter of fiscal 2006 compared to 9.7 for the third quarter of fiscal 2005. The number of qualified accounts, which have historically generated the vast majority of our revenues, has increased by 88 percent since the third quarter of fiscal 2005, primarily due to the acquisition of TD Waterhouse. Average commissions and transaction fees per trade increased to $13.39 per trade for the third quarter of fiscal 2006 from $12.72 for the third quarter of fiscal 2005, primarily due to the acquired TD Waterhouse accounts earning higher average commissions and transaction fees per trade than existing Ameritrade accounts for part of the quarter. On April 24, 2006, we announced new client offerings, which include a $9.99 per trade flat-rate pricing structure for online equity trades. As a result of the new pricing structure being in effect for the full quarter, we expect average commissions and transaction fees to range between $12.90 and $13.40 per trade during the fourth quarter of fiscal 2006, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $155.8 million to $205.3 million for the fourth quarter of fiscal 2006, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Net interest revenue increased 102 percent to $199.4 million, due primarily to an increase in average client margin balances to $7.9 billion for the third quarter of 2006 from $3.4 billion for the third quarter of fiscal 2005, an increase of 202 basis points in the average interest rate charged on client margin balances and an increase of 191 basis points in the average interest rate earned on segregated cash. The increased client margin balances are primarily due to the TD Waterhouse acquisition. The increased net interest revenue resulting from these factors was partially offset by an increase of 54 basis points in the average interest rate paid on client credit balances and a $25.3 million decrease in net interest from our securities borrowing/lending program for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. We expect net interest revenue to increase to between $201.7 million and $212.5 million for the fourth quarter of fiscal 2006, due primarily to an increase in average net interest rates earned on client margin and segregated cash balances reflecting the full impact of two 25-basis point increases in the Federal Funds Rate on May 10, 2006 and June 29, 2006.
Money market deposit account (MMDA) fees is a new revenue category resulting from the Money Market Deposit Account Agreement with TD Bank USA, N.A. (a subsidiary of TD), which became effective upon the closing of our acquisition of TD Waterhouse. Under the MMDA agreement, TD Bank USA makes available to clients of former TD Waterhouse broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, the broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA, and act as agent for clients. In exchange for these services, TD Bank USA pays the broker-dealer subsidiaries a fee based on the actual yield earned by TD Bank USA on the client MMDA assets, less the actual interest cost paid to clients, a flat fee to TD Bank USA of 20 basis points and certain direct expenses. We expect money market deposit account fees to increase from $69.0 million for the third quarter of fiscal 2006 to between $72.4 million and $76.3 million for the fourth quarter of fiscal 2006, due primarily to an increase in the average net yield earned.
Money market and other mutual fund fees increased to $49.5 million for the third quarter of fiscal 2006 compared to $6.3 million for the third quarter of fiscal 2005, primarily due to an increase in average money market and other mutual fund balances resulting from the TD Waterhouse acquisition. We expect money market and other mutual fund fees to range between $40.1 million and $44.3 million for the fourth quarter of fiscal 2006.
Other revenues decreased 43 percent to $9.3 million, due primarily to the elimination of account maintenance fees for all retail clients beginning April 21, 2006.
Expenses
Employee compensation and benefits expense increased 106 percent to $90.4 million, primarily due to the TD Waterhouse acquisition. Full-time equivalent employees increased to 4,056 at June 30, 2006, from 2,041 at June 24, 2005. The number of temporary employees also increased to 288 at June 30, 2006, from 22 at June 24, 2005, primarily due to the integration of TD Waterhouse. In the third quarter of fiscal 2006, we also incurred approximately $1.7 million in severance costs for legacy Ameritrade employees related to the TD Waterhouse integration. Stock-based compensation expense increased by $3.4 million, as we began recognizing additional compensation cost for the unvested portion of past stock option awards upon our adoption of SFAS No. 123R on October 1, 2005 and because we issued a broad-based grant of Restricted Stock Units in March 2006. The above factors were partially offset by approximately $14.3 million in incentive-based compensation accrual reductions, as we adjusted accruals based on actual performance and to reflect new incentive plan arrangements for certain executives and other management employees. We expect employee compensation and benefits expense to range between $103.9 million and $106.1 million for the fourth quarter of fiscal 2006 and decrease somewhat in early fiscal 2007 as the integration progresses.
Fair value adjustments of compensation-related derivative instruments of $2.2 million for the third quarter of fiscal 2006 represent adjustments to equity swap agreements that are intended to economically offset TD Waterhouse stock-based compensation that is based on the stock of TD. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category. The related $2.2 million of TD Waterhouse stock-based compensation expense is included in employee compensation and benefits in the Condensed Consolidated Statements of Income.
Clearing and execution costs increased 259 percent to $25.8 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We expect clearing and execution costs to range between $20.5 million and $21.1 million for the fourth quarter of fiscal 2006.
Communications expense increased 148 percent to $20.6 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We expect communications expense to range between $18.8 million and $19.4 million for the fourth quarter of fiscal 2006.
Occupancy and equipment costs increased 71 percent to $21.3 million, due primarily to leased facilities added in the TD Waterhouse acquisition. We expect occupancy and equipment costs to range between $20.7 million and $21.7 million for the fourth quarter of fiscal 2006.
Depreciation and amortization increased 148 percent to $6.2 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality. We expect depreciation and amortization to range between $5.3 million and $5.9 million for the fourth quarter of fiscal 2006.
Amortization of acquired intangible assets increased 302 percent to $13.7 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition. We expect amortization of acquired intangible assets to be approximately $13.7 million for the fourth quarter of fiscal 2006.
Professional services increased 219 percent to $25.4 million. This increase was primarily due to increased usage of consulting and contract services during the third quarter of fiscal 2006 in connection with the TD Waterhouse integration. We expect professional services expense to range between $24.0 million and $26.0 million for the fourth quarter of fiscal 2006.
Interest on borrowings increased to $33.9 million for the third quarter of fiscal 2006, compared to $0.5 million for the third quarter of fiscal 2005, due primarily to interest on the $1.9 billion of long-term debt issued to fund a portion of the $6.00 per share special cash dividend paid in January 2006 and working capital needs in connection with the TD Waterhouse acquisition. We expect interest on borrowings to be approximately $33.3 million for the fourth quarter of fiscal 2006.
Other expenses increased 207 percent to $12.5 million, due primarily to additional expenses resulting from the TD Waterhouse acquisition.
Advertising expense increased 155 percent to $55.3 million, due primarily to the promotion of the new TD AMERITRADE brand and our new client offerings and pricing announced April 24, 2006. We expect advertising expenditures to decrease to approximately $27.9 million to $32.9 million for the fourth quarter of fiscal 2006, depending in part on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Fair value adjustments of investment-related derivative instruments consisted of $14.5 million of fair value adjustments on our Knight prepaid variable forward contracts for the third quarter of fiscal 2005. We liquidated our investment in Knight and the related prepaid variable forward contracts in January 2006.
Our effective income tax rate increased to 40.0 percent for the third quarter of fiscal 2006 compared to 38.9 percent for the third quarter of fiscal 2005, due primarily to a larger percentage of our payroll and assets being located in higher tax states following the acquisition of TD Waterhouse. We expect our effective income tax rate for the remainder of fiscal 2006 to range between 39.0 percent and 40.0 percent.
Nine-Month Periods Ended June 30, 2006 and June 24, 2005
Net Revenues.
Commissions and transaction fees increased 43 percent to $564.4 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition. Total trades increased 38 percent and average client trades per day increased 39 percent to 221,133 for the first nine months of fiscal 2006 from 159,102 for the first nine months of fiscal 2005. Average client trades per account (annualized) were 10.8 for the first nine months of fiscal 2006, compared to 11.2 for the first nine months of fiscal 2005. The number of qualified accounts, which have historically generated the vast majority of our revenues, has increased by 88 percent since June 2005, primarily due to the acquisition of TD Waterhouse. Average commissions and transaction fees per trade increased to $13.61 per trade for the first nine months of fiscal 2006 from $13.16 for the first nine months of fiscal 2005, primarily due to the acquired TD Waterhouse accounts earning higher average commissions and transaction fees per trade than existing Ameritrade accounts until the implementation of our new pricing structure in April 2006, partially offset by the effect of lowering our options contract pricing from $1.50 to $0.75 per contract in March 2005 and decreased payment for order flow revenue per trade.
Net interest revenue increased 83 percent to $500.4 million, due primarily to an increase in average client margin balances to $6.1 billion for the first nine months of 2006 from $3.5 billion for the first nine months of fiscal 2005, an increase of 214 basis points in the average interest rate charged on client margin balances and an increase of 189 basis points in the average interest rate earned on segregated cash during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. The increased client margin balances are primarily due to the TD Waterhouse acquisition. The increased net interest revenue resulting from these factors was partially offset by an increase of 57 basis points in the average interest rate paid on client credit balances and a $46.4 million decrease in net interest from our securities borrowing/lending program for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.
Money market deposit account fees is a new revenue category resulting from the Money Market Deposit Account Agreement with TD Bank USA, which became effective upon the closing of our acquisition of TD Waterhouse.
Money market and other mutual fund fees increased to $89.7 million for the first nine months of fiscal 2006 compared to $17.8 million for the first nine months of fiscal 2005, primarily due to an increase in average money market and other mutual fund balances resulting from the TD Waterhouse acquisition.
Other revenues increased seven percent to $46.1 million, due primarily to an increase in account maintenance, transfer and other fee revenue associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.
Expenses.
Employee compensation and benefits expense increased 89 percent to $247.0 million, primarily due to the TD Waterhouse acquisition. Full-time equivalent employees increased to 4,056 at June 30, 2006, from 2,041 at June 24, 2005. The number of temporary employees also increased to 288 at June 30, 2006, from 22 at June 24, 2005, due to the integration of TD Waterhouse. In the first nine months of fiscal 2006, we also incurred approximately $5.4 million in severance costs for legacy Ameritrade employees, primarily related to the TD Waterhouse integration. Stock-based compensation expense increased by $6.8 million, as we began recognizing additional compensation cost for the unvested portion of past stock option awards upon our adoption of SFAS No. 123R on October 1, 2005 and because we issued a broad-based grant of Restricted Stock Units in March 2006.
Fair value adjustments of compensation-related derivative instruments of $1.2 million for the nine months ended June 30, 2006 represent adjustments to equity swap agreements that are intended to economically offset TD Waterhouse stock-based compensation that is based on the stock of TD. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category. The related $1.2 million of TD Waterhouse stock-based compensation expense is included in employee compensation and benefits in the Condensed Consolidated Statements of Income.
Clearing and execution costs increased 153 percent to $50.8 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.
Communications expense increased 71 percent to $46.5 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.
Occupancy and equipment costs increased 65 percent to $54.5 million, due primarily to leased facilities added in the TD Waterhouse acquisition and a $2.3 million early lease termination fee associated with our facility in Jersey City, New Jersey during the first quarter of fiscal 2006. Operations in the Jersey City facility are planned to be moved into TD Waterhouse facilities.
Depreciation and amortization increased 103 percent to $14.8 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality.
Amortization of acquired intangible assets increased 179 percent to $28.5 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition.
Professional services increased 145 percent to $65.4 million. This increase was primarily due to increased usage of consulting and contract services during the first nine months of fiscal 2006 in connection with the TD Waterhouse acquisition and integration. During the first nine months of fiscal 2006, there was also a $5.0 million reimbursement of professional services related to the TD Waterhouse acquisition pursuant to the terms of our Chairman’s employment agreement.
Interest on borrowings increased to $60.4 million for the first nine months of fiscal 2006, compared to $1.5 million for the first nine months of fiscal 2005, due primarily to interest on the $1.9 billion of long-term debt issued to fund a portion of the $6.00 per share special cash dividend paid in January 2006 and working capital needs in connection with the TD Waterhouse acquisition.
Other expenses increased 116 percent to $27.9 million, due primarily to additional expenses resulting from the TD Waterhouse acquisition and the effect of a favorable litigation settlement during the first nine months of fiscal 2005.
Advertising expense increased 79 percent to $129.4 million, due primarily to the promotion of the new TD AMERITRADE brand and our new client offerings and pricing announced April 24, 2006 and an increase in expenditures to promote our Amerivest online advisory service.
Fair value adjustments of investment-related derivative instruments resulted in an $11.7 million charge for the first nine months of fiscal 2006 compared to an $11.8 million gain for the first nine months of fiscal 2005, due to fluctuations in the market price of the Knight stock underlying the prepaid forward contracts. As discussed in Note 4 to the condensed consolidated financial statements, we liquidated our investment in Knight Capital Group, Inc. and the related prepaid variable forward contracts in January 2006, resulting in a one-time pre-tax net gain of approximately $78.8 million.
Our effective income tax rate increased to 39.2 percent for the first nine months of fiscal 2006 compared to 38.4 percent for the first nine months of fiscal 2005, due primarily to a larger percentage of our payroll and assets being located in higher tax states following the acquisition of TD Waterhouse. During the first nine months of fiscal 2005, we also recorded a $1.8 million benefit resulting from the amalgamation of our Canadian subsidiaries, which allowed previously unrealizable tax loss carryforwards to be realized.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during fiscal 2006 have been financed primarily from our earnings, cash on hand, cash acquired in the acquisition of TD Waterhouse and the issuance of long-term debt. We plan to finance our ordinary capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
To complete our acquisition of the U.S. brokerage business of TD Waterhouse, we issued 196.3 million shares of common stock on January 24, 2006. We also paid a $6.00 per share special cash dividend. We funded the approximately $2.4 billion special dividend with approximately $0.4 billion from cash and short-term investments on hand, approximately $0.4 billion from excess capital in TD Waterhouse at closing and the remaining $1.6 billion by issuing private long-term debt. We also issued another $300 million of private long-term debt, and entered into a $300 million revolving credit agreement, for working capital purposes. As a result of these debt issuances and other debt assumed in connection with the acquisition of TD Waterhouse, our ratio of total debt to total stockholders’ equity increased from three percent as of September 30, 2005 to 122 percent as of June 30, 2006. See Note 2 of the notes to condensed consolidated financial statements for further information about the TD Waterhouse acquisition.
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
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of (a) non broker-dealer cash and cash equivalents, (b) non broker-dealer short-term investments and (c) regulatory net capital of our broker-dealer subsidiaries in excess of five percent of aggregate debit items. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the holding company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents to liquid assets for the periods indicated (in thousands):

	June 30,	September 30,
	2006	2005	Change
Cash and cash equivalents	$395,306	$171,064	$224,242
Less: Broker-dealer cash and cash equivalents	(322,960)	(107,236)	(215,724)

Non broker-dealer cash and cash equivalents	72,346	63,828	8,518
Plus: Non broker-dealer short-term investments	24,775	229,819	(205,044)
Plus: Excess broker-dealer regulatory net capital	323,934	103,061	220,873

Liquid assets	$421,055	$396,708	$24,347

The increase in liquid assets from September 30, 2005 to June 30, 2006 is primarily due to $399 million of net income, approximately $46 million of excess broker-dealer net capital acquired in the TD Waterhouse acquisition and approximately $407 million of non broker-dealer cash provided by TD Waterhouse to fund approximately $1.00 of the $6.00 per share special dividend, partially offset by $794 million of non broker-dealer net cash used in financing activities (see “Cash Flow” below - cash used in financing activities of approximately $684 million, excluding $110 million of broker-dealer net short-term borrowings) and an increase in aggregate debit items that resulted in increased regulatory net capital required of $8 million. The remaining $26 million of the net change in liquid assets is due to timing of income tax and other payments, non-cash gains and expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital.
Cash Flow
Cash provided by operating activities was $125.4 million for the first nine months of fiscal 2006, compared to $225.2 million for the first nine months of fiscal 2005. The decrease was primarily due to net changes in broker-dealer working capital, partially offset by higher net income in 2006.
Cash provided by investing activities was $782.9 million for the first nine months of fiscal 2006, compared to cash used in investing activities of $33.6 million for the first nine months of fiscal 2005. The cash provided by investing activities in the first nine months of fiscal 2006 consisted primarily of $580.1 million of net cash acquired in the TD Waterhouse acquisition and $205.0 million of net sales of short-term investments in auction rate securities.
Cash used in financing activities was $684.4 million for the first nine months of fiscal 2006, compared to $61.9 million for the first nine months of fiscal 2005. The financing activities in the first nine months of fiscal 2006 consisted primarily of $2.4 billion for payment of the $6.00 per share special cash dividend and $310.4 million of principal payments on notes payable, partially offset by $1.9 billion of proceeds from issuance of long-term debt and $110 million of broker-dealer net short-term borrowings. The financing activities in the first nine months of fiscal 2005 included $77.2 million of stock repurchases. Our broker-dealer subsidiary, Ameritrade, Inc., also borrowed and subsequently repaid $280 million on its unsecured credit facilities during the first nine months of fiscal 2005 to cure the asserted Exchange Act Rule 15c3-3 deficiency described in Note 10 of the notes to condensed consolidated financial statements.
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
We entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on leverage ratios and amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, the Company may prepay borrowings without penalty.

We used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which will be used for general corporate purposes.
The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50 percent if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25 percent if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00 percent if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00 percent less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50 percent or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) 0.50 percent. On June 30, 2006, the applicable interest rate on both the Term A Facility and the Term B Facility was 6.85 percent, based on 30-day LIBOR. As of June 30, 2006, we had outstanding indebtedness of $244 million, $1.646 billion and $0 under the Term A Facility, Term B Facility and Revolving Facility, respectively. We have not made any borrowings under the Revolving Facility. The Financings also provide that we are obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that we pay fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by us and the issuing bank. A commitment fee at the rate of 0.375 percent per annum accrues on any unused amount of the Revolving Facility.
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
The Financings contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on our outstanding capital stock and repurchases or redemptions of our outstanding capital stock, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We were in compliance with all covenants under the Financings as of June 30, 2006.
Prior to the closing of our acquisition of TD Waterhouse, TD Waterhouse and an affiliate of TD executed a promissory note whereby TD Waterhouse borrowed $270 million from TD (the “Bridge Loan”). The purpose of the Bridge Loan was to monetize non-cash assets of TD Waterhouse to enable TD Waterhouse to retain cash equal to $1.00 per share of the $6.00 per share special cash dividend declared by us, as required by the Purchase Agreement. We assumed the Bridge Loan obligation upon the closing of our acquisition of TD Waterhouse. The Bridge Loan was scheduled to mature on July 24, 2006 and bore interest at the daily effective federal funds rate until the completion of the closing date balance sheet adjustments as specified in the Purchase Agreement, and after that time bore interest at the federal funds rate plus 150 basis points. We repaid $200 million of the Bridge Loan during March 2006 and the remaining $70 million balance during June 2006.
Upon the closing of our acquisition of TD Waterhouse, we assumed $30 million of Subordinated Debt Series B Notes (the “Subordinated Notes”) which were payable to an affiliate of TD. The Subordinated Notes were unsecured and were redeemable in November 2012. The Subordinated Notes bore interest at a fixed rate of 6.64 percent. During June 2006, we repaid the entire $30 million of Subordinated Notes.
Our wholly owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $740 million and $180 million as of June 30, 2006 and September 30, 2005, respectively. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $435 million and $310 million as of June 30, 2006 and September 30, 2005, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit. As of June 30, 2006, we had outstanding borrowings of $110 million and $0 under unsecured and secured credit facilities, respectfully. On June 30, 2006, the applicable interest rate on the unsecured credit facilities was 5.425 percent. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2005. As of June 30, 2006 and September 30, 2005, approximately $890 million and $490 million, respectively, was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.
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
The embedded collars did not qualify for hedge accounting treatment, and were therefore accounted for as non-hedging derivatives in the consolidated financial statements. The total fair value of the embedded collars was included under the caption “Prepaid variable forward derivative instrument” in the Condensed Consolidated Balance Sheets and changes in the fair value of the embedded collars were included under the caption “Fair value adjustments of investment-related derivative instruments” in the Condensed Consolidated Statements of Income.
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
Stock Repurchase Program
On September 9, 2002, our Board of Directors authorized a program to repurchase up to 40 million shares of our common stock from time to time over a two-year period beginning September 19, 2002. On May 5, 2004, our Board of Directors extended the stock repurchase program through May 5, 2006. The stock repurchase program expired on May 5, 2006. Under the stock repurchase program, as extended, we were authorized to repurchase, from time to time, up to 70 million shares of our common stock, a 30 million-share increase from the previous authorization. Through May 5, 2006, we repurchased a total of approximately 48.4 million shares at a weighted average purchase price of $10.15 per share. We did not make any repurchases under the program during the third quarter of fiscal 2006.
See “Contractual Obligations” below for information regarding our obligation to repurchase common stock pursuant to the Stockholders Agreement, as amended, entered into in connection with the acquisition of TD Waterhouse. On August 2, 2006, our Board of Directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades.
Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our financial statements.
Contractual Obligations
The new loan facilities discussed under “Loan Facilities” and the termination of the prepaid variable forward contracts discussed under “Prepaid Variable Forward Contracts” constitute material changes in our contractual obligations outside the ordinary course of business. In addition, we assumed material contractual obligations in connection with our acquisition of TD Waterhouse. The following is a summary of material contractual obligations incurred or assumed in connection with the TD Waterhouse acquisition and resulting from the new loan facilities:

		Payments due by period (fiscal years):
Contractual Obligations	Total	2006-07	2008-09	2010	After 2010
Long-term debt obligations (1)	$1,889,625	$51,875	$104,875	$72,750	$1,660,125
Broker-dealer short-term borrowings	110,000	110,000	—	—	—
Operating lease obligations	219,866	41,226	56,357	23,826	98,457
Employee severance and involuntary termination costs (2)	41,922	38,772	1,200	600	1,350
Contract termination costs (2)	14,820	14,820	—	—	—
Stock repurchase obligation (3)	120,742	120,742	—	—	—

Total	$2,396,975	$377,435	$162,432	$97,176	$1,759,932

(1)	Represents scheduled minimum principal payments under the Financings. The Financings are also subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, the Company may prepay borrowings without penalty. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments.

(2)	Represents exit and involuntary termination costs incurred in connection with the planned consolidation of certain facilities and functions following the TD Waterhouse acquisition.

(3)	Pursuant to the Stockholders Agreement, as amended, we are obligated to repurchase our common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition of TD Waterhouse on January 24, 2006. Our initial obligation to repurchase our common stock had been deferred until the earlier of August 22, 2006 or TD’s acquisition of 15 million shares of our common stock, pursuant to Amendment No. 1 to the Stockholders Agreement, dated February 22, 2006. TD completed its acquisition of 15 million shares of our common stock on May 2, 2006. We are currently obligated to repurchase shares as promptly as reasonably practicable. Based on stock options exercised from January 24, 2006 through July 28, 2006, we will be obligated to repurchase approximately 7.3 million shares of common stock. The estimated gross dollar amount of repurchase obligation presented in the table assumes the purchase of 7.3 million shares at a weighted-average price of $16.54 per share, based on the closing market price of our common stock as of July 28, 2006. This estimate does not reflect offsetting amounts of cash received from exercise prices or income tax benefits. We cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.
NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for our fiscal year beginning September 29, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We cannot presently estimate the impact of adopting FIN No. 48.
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
As a fundamental part of our brokerage business, we hold interest earning assets, mainly funds required to be segregated in compliance with federal regulations. These funds totaled $7.1 billion and $7.6 billion at June 30, 2006 and September 30, 2005, respectively. We invest these funds in repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities. Our interest earning assets are financed primarily by short-term interest bearing liabilities, totaling $11.2 billion at June 30, 2006 and $10.1 billion at September 30, 2005, in the form of client and correspondent credit balances. We earn a net interest spread on the difference between amounts earned on client margin balances and amounts paid on client credit balances. Because we establish the rate paid on client credit balances and the rate charged on client margin balances, a substantial portion of our interest rate risk is under our direct management. However, changes in the level of interest rates may have a beneficial or adverse affect on our results of operations. We might not change interest rates paid on client credit balances proportionately to changes in interest rates charged on client margin balances. As a result, a rising interest rate environment generally would result in our earning a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.
In connection with the acquisition of TD Waterhouse, we are also party to a money market deposit account (“MMDA”) agreement with TD Bank USA, pursuant to which TD Bank USA makes available to clients of former TD Waterhouse broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, the broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA, and act as agent for clients. In exchange for these services, TD Bank USA pays the broker-dealer subsidiaries a fee based on the actual yield earned by TD Bank USA on the client MMDA assets, less the actual interest cost paid to clients, a flat fee to TD Bank USA of 20 basis points and certain direct expenses. Because the fee we earn is substantially based on the actual yield earned by TD Bank USA, we have exposure to interest rate risk on our MMDA fee revenues. As of June 30, 2006, client cash balances of approximately $8.1 billion had been swept into MMDA accounts and were invested by TD Bank USA in assets earning short- to medium-term interest rates.
On January 23, 2006, we borrowed $1.6 billion under new credit facilities in order to partially fund our $6.00 per share special cash dividend and another $0.3 billion for working capital purposes. These borrowings bear interest at a variable rate based on LIBOR. As of June 30, 2006, we also had an additional $110 million of broker/dealer short-term borrowings outstanding, which bear interest at a variable rate based on the federal funds rate. As of June 30, 2006, we had a total of $2.0 billion of variable rate borrowings outstanding. A hypothetical one percent increase in the underlying interest rates for our variable rate borrowings would result in an additional $20.0 million of annual pre-tax interest expense.
Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for hedging purposes, in derivative instruments.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. As part of this evaluation, management considered the changes in internal control over financial reporting described later in this section. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006.
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
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Legal — The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. We cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution regarding the proceedings could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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
On November 14, 2005, the NASD advised the Company that NASD Staff has made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. The Company has submitted a response setting forth the reasons the Company believes that the NASD should not bring a disciplinary action. Conditioned upon the final agreement of the NASD, the Company expects to settle this matter for an amount that is not expected to have a material affect on our financial condition, results of operations, or cash flows.

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
Item 1A. — Risk Factors
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
In April 2006, we eliminated account maintenance fees for all retail clients and reduced our commission rate on online equity trades to $9.99 per trade. As a result of these changes, we will need to grow our client base, increase our asset-based revenues or reduce our expenses in order to improve or maintain our results of operations.
There have been no other material changes from risk factors as previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2005.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Toronto-Dominion Bank (“TD”), an affiliate of the Company, made purchases of Company common stock pursuant to a stock purchase plan during the quarter covered by this report. On February 22, 2006, the Company entered into Amendment No. 1 to the Stockholders Agreement, dated as of June 22, 2005, among the Company, TD and certain other stockholders of the Company (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, among other things, TD (or its permitted designee) agreed to commence (or caused to be commenced) a cash tender offer (the “Tender Offer”) at a price not less than $16.00 per share of common stock of the Company promptly following the closing of the Company’s acquisition of the United States retail brokerage business of TD Waterhouse Group, Inc. (the “Acquisition”). Pursuant to Amendment No. 1 to the Stockholders Agreement, in lieu of the Tender Offer, TD agreed to acquire 15 million shares of common stock of the Company prior to August 22, 2006 by one or more stock purchase plans meeting the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). TD agreed that all such purchases would be effected by means of open market purchases in compliance with Rule 10b-18. TD subsequently expanded its plan to permit purchases up to an amount necessary to bring its ownership to 39.9 percent of the Company’s common stock. TD completed its purchases on May 25, 2006. The following table summarizes purchases reported by TD on Forms 4 for the quarter covered by this report:

AFFILIATE PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
April 1, 2006 — April 28, 2006	7,317,800	$19.99	7,317,800

April 29, 2006 — May 26, 2006	31,551,487	$18.00	31,551,487
May 27, 2006 — June 30, 2006	—	—	—

Total — Three months ended June 30, 2006	38,869,287	$18.37	38,869,287	None

Item 6. — Exhibits
2.1	Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 28, 2005)

2.2	Amendment No. 1 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of October 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 31, 2005)

2.3	Amendment No. 2 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of December 23, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed December 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Form of Indemnification Agreements, dated as of May 30, 2006, between TD AMERITRADE Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)

10.2	Employment Agreement, as amended, effective as of June 23, 2006, between Joseph H. Moglia and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2006)

10.3	Employment Agreement, dated May 23, 2006, between Asiff S. Hirji and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 25, 2006)

10.4	Employment Agreement, dated May 23, 2006, between John R. MacDonald and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 25, 2006)

10.5	Employment Agreement, dated May 23, 2006, between T. Christian Armstrong and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 25, 2006)

10.6	Amended and Restated 1996 Directors Incentive Plan, effective May 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 16, 2006)

10.7	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 16, 2006)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John R. MacDonald, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2006

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN R. MACDONALD
John R. MacDonald
Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)