Form 10-K
period 2006-09-29
TD AMERITRADE HOLDING CORP
filed 2006-12-07
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2006

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

(402) 331-7856
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) under the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.9 billion computed by reference to the closing sale price of the stock on the Nasdaq Stock Market on March 31, 2006, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 30, 2006 was 600,538,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD AMERITRADE HOLDING CORPORATION

Unless otherwise indicated, references to “we”, “us” or “Company” mean TD AMERITRADE Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended the last Friday of September.

PART I

Item 1.	Business

We are a leading provider of securities brokerage services, with retail brokerage representing the vast majority of our business. The Company was established in 1971 as a local investment banking firm. The Company began operations as a retail discount securities brokerage firm in 1975.

Operations

We are a leading provider of securities brokerage services and technology-based financial services to retail investors and business partners, predominantly through the Internet, a national branch network and relationships with one of the largest networks of independent registered investment advisors. Our services appeal to a broad market of independent, value conscious retail investors, traders, financial planners and institutions. We use our low-cost platform to offer brokerage services to retail investors and institutions under a low-cost commission structure that is generally simpler than that of most of our major competitors.

We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access; and commitment on the speed of execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, average daily trading volume and total assets in client accounts. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the TD AMERITRADE brand.

Strategy

We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow market share and profitability. Our long-term growth strategy includes increasing our focus beyond active traders to obtain a greater market share from long-term investors and registered investment advisors. We strive to enhance the client experience while delivering greater value to stockholders. The key elements of our strategy are as follows:

•	Focus on retail brokerage services. We plan to focus on attracting active traders, long-term investors and registered investment advisors to our retail brokerage services. This focused strategy is designed to allow us to maintain our low operating cost structure and still offer our clients outstanding products and services.

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very robust online experience for investors and traders. Our low-cost, scalable platform provides speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to add a significant number of transactions while incurring minimal additional fixed costs.

•	Continue to be a low-cost provider of quality services. Our operating expense per trade is among the lowest of any of our publicly traded competitors. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial leverage.

•	Continue to offer innovative technologies and service enhancements to our clients. We have been an innovator in our industry over our 30-year history. We continually strive to provide our clients with choice and the ability to customize their trading experience. We provide greater choice by tailoring our features and functionality to meet the specific needs of investors.

•	Continue to aggressively pursue growth through acquisitions. When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities. On January 24, 2006, we completed our acquisition of the U.S. brokerage business of TD Waterhouse Group, Inc. (“TD Waterhouse”). The transaction combined highly complementary franchises to create a retail broker with the scale, breadth and financial strength to be a leading player in the increasingly competitive and consolidating investor services industry. The acquisition of TD Waterhouse provided us with a national network of over 100 branches, as well as relationships with one of the largest networks of independent registered investment advisors. We also now provide our clients with an FDIC-insured money market sweep alternative for their cash through an arrangement with TD Bank USA, N.A. See “Acquisition of TD Waterhouse” below for further information about the acquisition of TD Waterhouse.

During fiscal 2004, we acquired Bidwell & Company and purchased the retail client accounts of BrokerageAmerica, LLC and Investex Securities Group, Inc. In fiscal 2005, we purchased the retail client accounts of JB Oxford & Company. These acquisitions followed the merger with Datek Online Holdings Corp. (“Datek”) in fiscal 2002 and the purchase of National Discount Brokers Corporation (“NDB”) in fiscal 2001. We intend to continue to be an acquirer by searching for other firms that fit one or more of our criteria.

•	Leverage the TD AMERITRADE brand. We believe that we have a superior brand identity and offering. Our advertising has established TD AMERITRADE as a significant brand in the retail brokerage market.

Acquisition of TD Waterhouse

On January 24, 2006, we completed the acquisition of TD Waterhouse, a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with The Toronto-Dominion Bank (“TD”). We purchased from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock, and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, we changed our name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. Our consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, we completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. We have agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada were subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. On May 5, 2006, we received approximately $45.9 million from TD for the settlement of cash adjustments related to the purchase of TD Waterhouse and the sale of Ameritrade Canada.

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

In connection with the Purchase Agreement, TD was given rights to have its shares of common stock of the Company registered for resale and TD licensed us the right to use the “TD” name in connection with the operation of our business. The parties also entered into agreements regarding bank sweep accounts and mutual funds.

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

At the time of the closing of the TD Waterhouse acquisition, we expected to realize approximately $678 million of annualized pre-tax synergies from the acquisition of TD Waterhouse within 18 months of the closing, consisting of $300 million in revenue opportunities primarily related to our new banking relationship with TD and $378 million in cost savings related to the elimination of duplicate expenditures. As of September 29, 2006, we estimate that we have realized annualized pre-tax revenue opportunities of over $300 million and annualized pre-tax cost savings of approximately $143 million.

Client Offerings

We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and registered investment advisors. Our client offerings include:

•	TD AMERITRADE® is our core offering for self-directed retail investors. We offer sophisticated tools and services, including Streamer Suitetm, TD AMERITRADE command center, SnapTickettm, Trade Triggerstm, QuoteScopetm, Advanced Analyzertm and Market Motion Detector. We offer Ameritrade Apextm for clients who place an average of five trades per month over a three-month period or have a $100,000 total account value. Apex clients receive free access to services that are normally available on a subscription basis and access to exclusive services and content.

•	TD AMERITRADE Institutional is a leading provider of comprehensive brokerage and custody services to more than 4,000 independent Registered Investment Advisors (“RIAs”) and their clients. Our advanced technology platform coupled with personal support from our dedicated service teams, allows investment advisors to run their practices more effectively and efficiently, while optimizing time with clients. Additionally, TD AMERITRADE Institutional provides a robust offering of products, programs, and services. These services are all designed to help advisors build their business, and at the same time help their clients reach their financial goals.

•	TD AMERITRADE Izone serves self-directed traders who are willing to forgo traditional support and service in favor of a purely electronic brokerage experience and lower commissions.

•	Amerivesttm is an online advisory service introduced in October 2004 that tailors a portfolio of Exchange Traded Funds (“ETFs”) to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on a proprietary automated five-step process centered on an investor’s goals and risk tolerance.

•	Ameritrade Corporate Services provides self-directed brokerage services to employees and executives of corporations, either directly in partnership with the corporation or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants.

Products and Services

We strive to provide the best value of retail brokerage services to our clients. The products available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Exchange Traded Funds. ETFs are baskets of securities (stocks or bonds) that track recognized indexes. They are similar to mutual funds, except they trade the same way that a stock trades, on a stock exchange. We have launched an online resource dedicated to ETFs, offering tools, education and information for active and long-term investors seeking alternatives for pursuing their investment strategies.

•	Option trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our Web site.

•	Mutual funds. Clients can compare and select from a portfolio of over 13,000 mutual funds from leading fund families, including a broad range of no transaction fee (NTF) funds. Clients can also easily exchange funds within the same mutual fund family.

•	Fixed income. We offer our clients access to a variety of treasury, corporate, government and municipal bonds as well as mortgage-backed securities and certificates of deposit.

•	Margin lending. We extend credit to clients who maintain margin accounts.

•	Cash management services. Through third-party banking relationships, we offer money market deposit accounts and money market mutual funds to our clients as cash sweep alternatives.

We provide our clients with an array of channels to access our products and services. These include Internet, our network of retail branches, wireless telephone or Personal Digital Assistant, Interactive Voice Response and registered representatives via telephone.

Client Service and Support

We endeavor to optimize our highly rated client service by:

•	Ensuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, many of whom have a Series 7 license;

•	Tailoring client service to the particular expectations of the clients of each of our client segments; and

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients’ securities trading and related activities.

We provide client service and support through a variety of access points, such as:

•	Web sites. Web sites provide basic information on how to use our services and an in-depth education center that includes a guide to online investing and an encyclopedia of finance.

•	Branches. We offer a nationwide network of over 100 retail branches, located primarily in large metropolitan areas.

•	E-mail. Clients are encouraged to use e-mail to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail; however, we strive to respond within four hours of the original message.

•	Client service representatives. For clients who choose to call or whose inquiries necessitate calling one of our client service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering and directing of calls to the proper department. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client’s account data at the time the call is received. Client service representatives are available 24 hours a day, seven days a week (excluding market holidays).

We strive to provide the best client service in the industry as measured by: (1) speed of response time on telephone calls; (2) turnaround time on responding to client inquiries; and (3) client satisfaction with the account relationship.

Technology and Information Systems

Technology is a core function for our business and is critical to our goal of providing the best execution at the best value to our clients. Our operations require reliable, scalable systems that can handle complex financial transactions for our clients with speed and accuracy. We maintain sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component of our success.

We continue to make investments in technology and information systems. Since 1999, we have spent a significant amount of resources to increase capacity and improve speed and reliability. To provide for system continuity during potential power outages, we also have equipped our data centers with uninterruptible power supply units, as well as back-up generators.

Our current capacity for trades is approximately 600,000 trades per day. During fiscal 2006, our clients averaged approximately 217,000 trades per day. Our highest average client trades per day for any single month occurred in May 2006, when clients averaged approximately 280,000 trades per day. The highest number of trades our clients have made in any single day is 349,000. Because of the scalability of our system, we believe that we would be able to increase capacity to approximately one million trades per day at an estimated technology cost of $5 million.

Advertising and Marketing

We intend to continue to grow and increase our market share by advertising through online avenues, television, print, direct mail and our own Web sites. We invest heavily in advertising programs designed to bring greater brand recognition to our services. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

Advertising for retail clients is generally conducted through Web sites, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications and use direct mail advertising. Advertising for institutional clients is significantly less than for retail clients and is generally conducted through highly targeted media.

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

All of our brokerage-related communications with the public are regulated by the National Association of Securities Dealers, Inc. (“NASD”) or New York Stock Exchange, Inc. (“NYSE”).

Clearing Operations

Our subsidiaries, Ameritrade, Inc. and National Investor Services Corp. (“NISC”), provide clearing and execution services to our introducing broker-dealer subsidiary, TD AMERITRADE, Inc. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in the processing of securities transactions. Our clearing broker-dealer subsidiaries provide the following back office functions:

•	Maintaining client accounts;

•	Extending credit in a margin account to the client;

•	Settling securities transactions with clearing houses such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation;

•	Settling commissions and transaction fees;

•	Preparing client trade confirmations and statements;

•	Performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;

•	Possession, control and safeguarding funds and securities in client accounts;

•	Transmitting tax accounting information to the client and to the applicable tax authority; and

•	Forwarding prospectuses, proxies and other shareholder information to clients.

We make margin loans to clients collateralized by client securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System (“Federal Reserve”), the margin requirements of the NASD and our own internal policies. By permitting clients to purchase on margin, we take the risk that a market decline could reduce the value of the collateral securing our loan to an amount that is less than the clients’ indebtedness to us. Under applicable securities laws and regulations, we are obligated to require the client to maintain net equity in the account equal to at least 25 percent of the value of the securities in the account. Our current internal requirement, however, is that the client’s net equity not be allowed to fall below 30 percent of the value of the securities in the account. If it does fall below 30 percent, we require the client to increase the account’s net equity to 35 percent of the value of the securities in the account. These requirements can be, and often are, raised as we deem necessary for certain accounts, groups of accounts, individual securities or groups of securities.

Competition

We believe that the principal determinants of success in the retail brokerage market are brand recognition, size of client base and client assets, client trading activity, efficiency of operations, technology infrastructure and access to financial resources. We also believe that the principal factors considered by clients in choosing a broker are price, client service, quality of trade execution, delivery platform capabilities, convenience and ease of use, breadth of services, innovation and overall value. Based on our experience, focus group research and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories.

The market for brokerage services, particularly electronic brokerage services, continues to evolve and is intensely competitive. We have seen intense competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include such brokerage firms as Charles Schwab & Co., Inc., E*TRADE Financial Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms including such full service brokerage firms as Merrill Lynch and Smith Barney as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Regulation

The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the SEC and to be members of the NASD or the NYSE. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder relating to broker-dealers. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiaries. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

In their capacity as securities clearing firms, Ameritrade, Inc. and NISC are members of The Depository Trust & Clearing Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As members of these clearing agencies, Ameritrade, Inc. and NISC are required to comply with the rules of such clearing agencies, including rules relating to possession and control of client funds and securities, margin lending and execution and settlement of transactions.

Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve and the NASD. In general, these regulations provide that in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower.

Intellectual Property Rights

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on numerous methods of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law and have utilized the various methods available to us, including registrations with the United States Patent and Trademark office for various properties, as well as entry into written licenses and other technology agreements with third parties. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection and general protections afforded to confidential information. In addition, it is our policy to enter into confidentiality and intellectual property ownership agreements with our associates and confidentiality and noncompetition agreements with our independent contractors and business partners, and to control access to and distribution of our intellectual property.

Associates

As of September 29, 2006, we employed 3,947 full-time equivalent employees. The number of employees has increased from 2,052 full-time equivalent employees as of the end of fiscal 2005, primarily due to the acquisition of TD Waterhouse. None of our employees is covered under a collective bargaining agreement. We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for financial information about the Company’s segments and geographic areas.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results of operations. Although the risks described below are those that management believes are the most significant, these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material also may materially affect our business, financial condition or future results of operations.

Risk Factors Relating to Our Business Operations

Stock market volatility and other securities industry risks could adversely affect our business.

Substantially all of our revenues are derived from our securities brokerage business. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. For example, events such as the terrorist attacks in the United States on September 11, 2001, the invasion of Iraq in 2003 and other events have resulted in substantial market volatility and reductions in trading volume and net revenues. In addition, any general economic downturn would adversely affect trading volumes and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability.

We have exposure to interest rate risk.

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our money market deposit account (MMDA) sweep arrangement with TD Bank USA, which are based on the actual net yield earned at TD Bank USA. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

We have exposure to liquidity risk.

Substantially all of our interest-earning assets are readily convertible to cash or subject to immediate repayment by our clients and broker-dealer counterparties. Our liquidity needs to support interest-earning assets are primarily met by client credit balances or financing created from our securities lending activities. A reduction of funds available from client credit balances or securities lending may require us to seek other potentially more expensive forms of financing, such as borrowings on our uncommitted lines of credit. Because our broker-dealer lines of credit are uncommitted, there can be no assurance that such financing would be available.

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

Our clearing operations expose us to liability for errors in clearing functions.

Our broker-dealer subsidiaries, Ameritrade, Inc. and NISC, provide clearing and execution services to our introducing broker-dealer subsidiary. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than brokers that rely on others to perform those functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to civil penalties imposed by applicable authorities as well as losses and liability in related lawsuits brought by clients and others.

Changes in payments for routing our clients’ orders could adversely affect our business.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices have made it less profitable for execution agents to offer order flow payments to broker-dealers. On a per trade basis, our payment for order flow revenue has decreased significantly over the past several years. These payments could continue to decrease on a per trade basis, which could have an adverse effect on our revenues and profitability. The SEC could take action to prohibit payment for order flow, which could have an adverse effect on our revenues and profitability.

Systems failures, delays and capacity constraints could harm our business.

We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. Though all of our core computer systems and applications are fully redundant and distributed over two sites, it could take several hours or more to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. Extraordinary Internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have invested significant amounts to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of clients or a reduction in the growth of our client base;

•	increased operating expenses;

•	financial losses;

•	additional litigation or other client claims; and

•	regulatory sanctions or additional regulatory burdens.

Our networks and client information could be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We, along with the online brokerage industry in general, have experienced increased losses during fiscal 2006 related to clients’ login and password information being compromised while using public computers. Persons who circumvent security measures could wrongfully use our confidential information or our clients’ confidential information or cause interruptions or malfunctions in our operations. We could be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks. Because we provide a security guarantee under which we reimburse clients for losses resulting from unauthorized activity in their accounts, significant unauthorized activity could have a material adverse affect on our results of operations.

The success of our business will depend on continued development and maintenance of the Internet infrastructure.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the ability of third parties to provide a reliable Internet infrastructure with the speed, data capacity, security and hardware necessary for reliable Internet access and services. To the extent that the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet could suffer.

Substantial competition could reduce our market share and harm our financial performance.

The market for electronic brokerage services is continually evolving and intensely competitive. There has been substantial price competition, including various free trade offers, in the industry recently. We expect the competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Financial Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

Risk Factors Relating to the Regulatory Environment

Failure to comply with net capital requirements could adversely affect our business.

The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or the NASD could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, then operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to maintain or expand our business.

Regulatory and legal uncertainties could harm our business.

The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, NASD and other self-regulatory organizations and state and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. While we neither actively solicit new accounts nor have established offices outside the United States, our websites are accessible world-wide over the Internet and we currently have account holders located outside the United States. These accounts make up approximately 1.5 percent of our accounts and are spread across many jurisdictions. Any adverse action by foreign regulators with respect to regulatory compliance by us in foreign jurisdictions could adversely affect our revenues from clients in such country or region.

Various regulatory and enforcement agencies have been reviewing mutual fund trading, regulatory reporting obligations, best execution practices, client privacy, system security and safeguarding practices and advertising claims as they relate to the brokerage industry. These reviews could result in enforcement actions or new regulations, which could adversely affect our operations.

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

We are subject to internal control requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the increased allocation of internal audit department resources, documentation of existing controls and implementation of new controls or modification of existing controls as deemed appropriate. Control deficiencies have been identified from time to time, and we have undertaken actions to remediate them.

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

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

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

Although we expect benefits to result from the acquisition of TD Waterhouse, we may not fully realize those benefits because of remaining integration challenges.

Our failure to meet the challenges involved in integrating the operations of Ameritrade and TD Waterhouse successfully or otherwise to realize any of the anticipated benefits of the acquisition of TD Waterhouse, including anticipated cost savings, could seriously harm our results of operations. Realizing the benefits of the acquisition of TD Waterhouse will depend in part on completing the integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.

The ongoing challenges in this integration include the following:

•	demonstrating to the clients of Ameritrade and to the clients of TD Waterhouse that the integration of TD Waterhouse will not result in adverse changes in client service standards or business focus and helping clients conduct business easily with the combined company;

•	consolidating and rationalizing technology platforms and administrative infrastructures;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•	integrating and rationalizing clearing platforms;

•	minimizing the diversion of management attention from ongoing business concerns; and

•	combining the corporate cultures, maintaining employee morale and retaining key employees.

We may not successfully integrate the operations of Ameritrade and TD Waterhouse in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisition of TD Waterhouse to the extent, or in the timeframe, forecasted. The anticipated benefits and synergies include cost savings associated with anticipated restructurings and other operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. In addition to the integration risks discussed above, our ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations or implement workforce reductions.

Risk Factors Relating to Owning Our Stock

The market price of our common stock could fluctuate significantly.

Our common stock, and the U.S. securities markets in general, experience significant price fluctuations. The market prices of securities of Internet-related companies, in particular, have been especially volatile. The price of our common stock could decrease substantially. In addition, because the market price of our common stock tends to fluctuate significantly, we could become the object of securities class action litigation, which could result in substantial costs and a diversion of management’s attention and resources.

We are restricted by the terms of our senior credit facilities.

We entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. These credit facilities contain various covenants and restrictions that may limit our ability to:

•	incur additional indebtedness;

•	create liens;

•	sell assets and make capital expenditures;

•	pay dividends or make distributions;

•	repurchase our common stock;

•	make investments;

•	merge or consolidate with another entity; and

•	conduct transactions with affiliates.

As a result of the covenants and restrictions contained in the credit facilities, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future.

Our corporate debt level may limit our ability to obtain additional financing.

In connection with the payment of the special cash dividend of $6.00 per share and to fund working capital requirements after the acquisition of TD Waterhouse, we borrowed approximately $1.9 billion. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund these cash requirements, including our debt service obligations. If we are unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged as a result of the indebtedness incurred in connection with payment of the special dividend or otherwise could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations, or fund required capital expenditures, could be materially and adversely affected.

TD and the Ricketts holders exercise significant influence over TD AMERITRADE.

As of September 29, 2006, TD and J. Joe Ricketts, our Chairman and Founder, members of his family and trusts held for their benefit, which we collectively refer to as the Ricketts holders, own approximately 39.6 percent and 20.4 percent of the outstanding voting securities of TD AMERITRADE, respectively. TD is permitted under the terms of a stockholders agreement to own up to 39.9 percent of the outstanding shares of TD AMERITRADE common stock during the three years following the January 24, 2006 closing of the transaction, up to 45 percent of the outstanding shares of TD AMERITRADE common stock for the remainder of the term of the stockholders agreement (a maximum of 10 years following the closing) and an unlimited number of shares of TD AMERITRADE following the termination of the stockholders agreement. The Ricketts holders are permitted under the terms of the stockholders agreement to own up to 29 percent of the outstanding shares of TD AMERITRADE. As a result, TD and the Ricketts holders generally have the ability to significantly influence the outcome of any matter submitted for the vote of TD AMERITRADE stockholders. The stockholders agreement also provides that TD will designate five of the twelve members of the TD AMERITRADE board of directors and the Ricketts holders will designate three of the twelve members of the TD AMERITRADE board of directors, subject to adjustment based on their respective ownership positions in TD AMERITRADE. Accordingly, TD and the Ricketts holders generally will be able to significantly influence the outcome of all matters that come before the TD AMERITRADE board. As a result of their significant interest in TD AMERITRADE, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to other TD AMERITRADE stockholders. In addition, the ownership position and governance rights of TD and the Ricketts holders could discourage a third party from proposing a change of control or other strategic transaction concerning TD AMERITRADE. As a result, the common stock of TD AMERITRADE could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as TD’s and the Ricketts holders’ combined ownership interest.

Conflicts of interest may arise between TD AMERITRADE and TD, which may be resolved in a manner that adversely affects TD AMERITRADE’s business, financial condition or results of operations.

Conflicts of interest may arise between TD AMERITRADE and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD AMERITRADE and the exercise by TD of its influence over the management and affairs of TD AMERITRADE. Some of the directors on the TD AMERITRADE board are persons who are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD AMERITRADE and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for TD AMERITRADE and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between TD AMERITRADE and TD. The parties have not established any other formal procedures for TD AMERITRADE and TD to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect the business, financial condition or results of operations of TD AMERITRADE. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent TD AMERITRADE and TD from competing with each other to some degree in the future.

The terms of the stockholders agreement, our charter documents and Delaware law could inhibit a takeover that stockholders may consider favorable.

Provisions in the stockholders agreement among TD and the Ricketts holders, our certificate of incorporation and bylaws and Delaware law will make it difficult for any party to acquire control of us in a transaction not approved by the requisite number of directors. These provisions include:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Omaha, Nebraska, and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. Also in the Omaha metropolitan area, we lease approximately 154,000 square feet for an operations center as well as other locations totaling approximately 23,000 square feet. The leases on these other Omaha-area locations expire on various dates from 2008 through 2009. We lease approximately 185,000 and 140,000 square feet for additional operations centers in Jersey City, New Jersey and Ft. Worth, Texas, respectively. The Jersey City and Ft. Worth leases expire in 2015. We lease smaller administrative and operational facilities in California, Florida, Illinois, Kansas, Maryland, Missouri, New Jersey, New York, Oregon, Pennsylvania, Texas and Utah. We also lease over 100 branch offices located in large metropolitan areas in 35 states. We believe that our facilities are suitable and adequate to meet our needs.

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

Net Capital Matter — In November 2004, the NASD initiated an inquiry into a transfer of client cash balances held at the Company’s broker-dealer subsidiary, Ameritrade, Inc., to FDIC-insured deposit accounts held at banks. On November 12, 2004, the Company’s broker-dealer subsidiary, Ameritrade, Inc., was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believed that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification.

On November 14, 2005, the NASD advised Ameritrade, Inc. that the NASD Staff made a preliminary determination to recommend disciplinary action against the Company based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. Ameritrade, Inc. submitted a response setting forth the reasons it believes that the NASD should not bring a disciplinary action. Conditioned upon the final agreement of the NASD, the Company currently expects Ameritrade, Inc. to settle this matter for an amount that is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flows. This matter had no impact on the Company’s results of operations or net cash flows for any period presented in this annual report on Form 10-K.

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “AMTD”. The following table shows the high and low sales prices for the common stock for the periods indicated, as reported by the Nasdaq Global Select Market. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price
	For the Fiscal Year Ended		For the Fiscal Year Ended
	September 29, 2006		September 30, 2005
	High	Low	High	Low

First Quarter	$25.00	$18.93	$14.61	$11.21
Second Quarter*	$26.37	$18.86	$14.38	$10.02
Third Quarter	$22.19	$13.50	$19.00	$9.91
Fourth Quarter	$19.18	$13.30	$22.25	$18.04

*	In connection with the acquisition of TD Waterhouse during the second quarter of fiscal 2006, we declared and paid a special cash dividend of $6.00 per share.

The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 27, 2006 was $17.09 per share. As of that date there were 730 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information available to us, there are approximately 131,000 beneficial holders of our common stock.

Dividends

We have not declared or paid regular cash dividends on our common stock. In connection with our acquisition of TD Waterhouse in January 2006, we declared and paid a special cash dividend of $6.00 per share. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any other cash dividends in the foreseeable future. Our credit agreement prohibits the payment of cash dividends. The payment of any future dividends will be at the discretion of our Board of Directors, subject to the provisions of the credit agreement, and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the Board of Directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number of	Average Price	Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

July 1, 2006 — July 28, 2006	7,951	$15.78	—	N/A
July 29, 2006 — August 25, 2006	1,080,000	$17.66	1,080,000	10,920,000
August 26, 2006 — September 29, 2006	2,720,000	$17.66	2,720,000	8,200,000

Total — Three months ended September 29, 2006	3,807,951	$17.66	3,800,000	8,200,000

Our common stock repurchase program was authorized on August 2, 2006. Our Board of Directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization from 12 million shares to 32 million shares. This program is the only program currently in effect and there were no programs that expired during the fourth quarter of fiscal 2006. The shares repurchased during July 2006 were repurchased from an employee for income tax withholding in connection with a stock distribution from the Company’s Executive Deferred Compensation Program.

J. Joe Ricketts, Chairman and Founder of the Company, made open-market purchases during the fourth quarter of fiscal 2006. The following table summarizes purchases reported by J. Joe Ricketts on Forms 4:

	Affiliate Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number of	Average Price	Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

July 1, 2006 — July 28, 2006	7,288,342	$15.62	—
July 29, 2006 — August 25, 2006	6,800,000	$17.90	—
August 26, 2006 — September 29, 2006	—	—	—

Total — Three months ended September 29, 2006	14,088,342	$16.72	—	N/A

Item 6.	Selected Financial Data

	Fiscal Year Ended*
	Sept. 29,	Sept. 30,	Sept. 24,	Sept. 26,	Sept. 27,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$727,407	$523,985	$560,052	$472,760	$252,526
Asset-based revenues:
Interest revenue	1,031,971	540,348	278,550	184,175	128,649
Brokerage interest expense	(335,820)	(141,399)	(41,861)	(33,192)	(24,564)

Net interest revenue	696,151	398,949	236,689	150,983	104,085
Money market deposit account fees	185,014	—	—	—	—
Money market and other mutual fund fees	139,586	25,051	21,425	14,662	13,989

Total asset-based revenues	1,020,751	424,000	258,114	165,645	118,074
Other revenues	55,373	55,168	61,947	74,849	60,193

Net revenues	1,803,531	1,003,153	880,113	713,254	430,793

Expenses:
Employee compensation and benefits	350,079	180,579	154,792	172,159	133,897
Fair value adjustments of compensation- related derivative instruments	(1,715)	—	—	—	—
Clearing and execution costs	73,049	26,317	30,610	35,711	19,086
Communications	65,445	35,663	39,853	41,420	31,429
Occupancy and equipment costs	74,638	43,411	42,353	57,091	57,060
Depreciation and amortization	21,199	10,521	11,066	13,917	26,170
Amortization of acquired intangible assets	42,286	13,887	12,158	17,791	1,775
Professional services	87,521	30,630	27,381	31,121	25,753
Interest on borrowings	93,988	1,967	2,581	5,076	5,110
Other	45,383	22,689	17,798	15,205	12,986
Advertising	164,072	92,312	100,364	90,415	72,638
Fair value adjustments of investment-related derivative instruments	11,703	(8,315)	(17,930)	46,668	—
Restructuring and asset impairment charges	—	—	—	5,991	63,406

Total expenses	1,027,648	449,661	421,026	532,565	449,310

Income (loss) before other income and income taxes	775,883	553,492	459,087	180,689	(18,517)
Other income:
Gain on disposal of investments	81,422	—	—	—	—

Pre-tax income (loss)	857,305	553,492	459,087	180,689	(18,517)
Provision for income taxes	330,546	213,739	176,269	72,048	10,446

Net income (loss)	$526,759	$339,753	$282,818	$108,641	$(28,963)

Basic earnings (loss) per share	$0.97	$0.84	$0.68	$0.25	$(0.13)
Diluted earnings (loss) per share	$0.95	$0.82	$0.66	$0.25	$(0.13)
Weighted average shares outstanding — basic	544,307	404,215	417,629	427,376	227,327
Weighted average shares outstanding — diluted	555,465	413,167	426,972	432,480	227,327
Dividends declared per share	$6.00	$0.00	$0.00	$0.00	$0.00

*	Fiscal 2005 was a 53-week year. All other periods presented are 52-week years.

	As of
	Sept. 29,	Sept. 30,	Sept. 24,	Sept. 26,	Sept. 27,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$363,650	$171,064	$137,392	$248,623	$198,398
Short-term investments	65,275	229,819	17,950	—	—
Segregated cash and investments	1,561,910	7,595,359	7,802,575	7,878,421	5,665,109
Receivable from clients, net	6,970,834	3,784,688	3,100,572	2,202,170	1,419,469
Total assets	16,558,469	16,417,110	15,277,021	14,404,268	9,800,841
Payable to clients	5,412,981	10,095,837	10,322,539	9,611,243	6,374,644
Long-term obligations	1,710,712	45,736	37,803	82,489	47,645
Stockholders’ equity	1,730,234	1,518,867	1,210,908	1,235,774	1,098,399

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, interest rates, stock market fluctuations and changes in client trading activity, increased competition, systems failures and capacity constraints, network security risks, ability to service debt obligations, integration associated with the TD Waterhouse acquisition, realization of synergies from the TD Waterhouse acquisition, regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

In particular, forward-looking statements contained in this discussion include our expectations regarding: the amount of annualized pre-tax synergies to be realized from the integration of TD Waterhouse; the effect of changes in interest rates on our net interest spread; average commissions and transaction fees per trade; amounts of commissions and transaction fees, net interest revenue, money market deposit account fees, money market and other mutual fund fees and other revenues; amounts of employee compensation and benefits, clearing and execution costs, communications, occupancy and equipment costs, depreciation and amortization, amortization of acquired intangible assets, professional services, interest on borrowings, other operating expenses and advertising expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; our stock repurchase program; and the impact of recently issued accounting pronouncements.

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

Asset-based revenues — Revenues consisting of (1) net interest revenue, (2) money market deposit account (“MMDA”) fees and (3) money market and other mutual fund fees. The primary factors driving our asset-based revenues are average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances and the average interest rates and fees earned and paid on such balances.

Average client trades per account (annualized) — Total trades divided by the average number of total accounts during the period, annualized based on the number of trading days in the fiscal year.

Average client trades per day — Total trades divided by the number of trading days in the period.

Average commissions and transaction fees per trade — Total commissions and transaction fee revenues as reported on the Company’s Consolidated Statements of Income divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions and revenue-sharing arrangements with market destinations (also referred to as “payment for order flow”).

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

Client cash and money market assets — The sum of all client cash balances, including client credit balances and client cash balances swept into money market deposit accounts or money market mutual funds.

Client credit balances — Client cash held in brokerage accounts, excluding balances generated by client short sales, on which no interest is paid. Interest paid on client credit balances is a reduction of net interest revenue.  Client credit balances are included in “payable to clients” in the Consolidated Balance Sheets.

Client margin balances — The total amount of cash loaned to clients in margin accounts. Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue. Client margin balances are included in “receivable from clients” in the Consolidated Balance Sheets.

EBITDA and EBITDA Excluding Investment Gains — EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains are considered Non-GAAP financial measures as defined by SEC Regulation G. We consider EBITDA and EBITDA excluding investment gains important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for our senior credit facilities. The consolidated leverage ratio determines the interest rate margin charged on the senior credit facilities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible asset amortization. EBITDA excluding investment gains also eliminates the effect of unusual gains that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

EPS excluding investment gains/losses — EPS excluding investment gains/losses is a Non-GAAP financial measure as defined by SEC Regulation G. We define EPS excluding investment gains/losses as earnings (loss) per share, adjusted to remove the after-tax effect of investment-related gains and losses. We consider EPS excluding investment gains/losses an important measure of our financial performance. Gains/losses on investments and investment-related derivatives are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. EPS excluding investment gains/losses should be considered in addition to, rather than as a substitute for, GAAP earnings per share.

EPS from ongoing operations — EPS from ongoing operations is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define EPS from ongoing operations as earnings (loss) per share, adjusted to remove any significant unusual gains or charges. We consider EPS from ongoing operations an important measure of the financial performance of our ongoing business. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. EPS from ongoing operations should be considered in addition to, rather than as a substitute for, GAAP earnings per share.

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

Investable assets — Client and brokerage-related asset balances, including client margin balances, segregated cash, money market deposit account (MMDA) balances, deposits paid on securities borrowing and other free cash and short-term investment balances. Investable assets is used in the calculation of our net interest margin.

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

Liquid assets — Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiaries in excess of five percent of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3 percent of aggregate indebtedness. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.

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

Money market deposit account (“MMDA”) fees — Revenues resulting from the Money Market Deposit Account Agreement with TD Bank USA, N.A. (“TD Bank USA”), a subsidiary of TD, which became effective upon the closing of our acquisition of TD Waterhouse. Under the MMDA agreement, TD Bank USA makes available to clients of our broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, our broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA, and act as agent for clients. In exchange for these services, TD Bank USA pays our broker-dealer subsidiaries a fee based on the actual yield earned by TD Bank USA on the client MMDA assets, less the actual interest cost paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 20 basis points and certain direct expenses.

Net interest margin (“NIM”) — A measure of the net yield on our average investable assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and money market deposit account (MMDA) fees by average investable assets.

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

Non-GAAP net income and Non-GAAP EPS — Non-GAAP net income and Non-GAAP EPS are Non-GAAP financial measures as defined by SEC Regulation G. We define Non-GAAP net income as net income, adjusted to remove the after-tax effect of amortization of acquired intangible assets, interest on borrowings, fair value adjustments of investment-related derivative instruments and any unusual gains or charges. We consider Non-GAAP net income and Non-GAAP EPS important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. Amortization of acquired intangible assets and fair value adjustments of investment-related derivative instruments are excluded because they are non-cash expenses that do not require further cash investment. Interest on borrowings is excluded because we use these measures as an indicator of the earnings available to service debt. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Non-GAAP net income and EPS should be considered in addition to, rather than as a substitute for, GAAP net income and earnings per share.

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

Qualified accounts — All open client accounts with a total liquidation value greater than or equal to $2,000, except clearing accounts. Historically, qualified accounts have generated the vast majority of the Company’s revenues. The Company’s normal account-opening requirement for non-IRA accounts is $2,000. Additionally, accounts with $2,000 or more of liquidation value may be eligible for margin account approval.

Segregated cash — Client cash and investments segregated in compliance with SEC Rule 15c3-3 (the Customer Protection Rule) and other regulations. Interest earned on segregated cash is a component of net interest revenue.

Total accounts — All open client accounts (funded and unfunded), except clearing accounts.

Total trades — All client securities trades, which are executed by the Company’s broker/dealer subsidiaries on an agency basis. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, mutual funds and debt instruments. Substantially all trades generate revenue from commissions, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).

Trading days — Days in which the U.S. equity markets are open for a full trading session. Reduced exchange trading sessions are treated as half trading days.

Transaction-based revenues — Revenues generated from client trade execution, consisting primarily of commissions, transaction clearing fees and revenue sharing arrangements with market destinations (also known as “payment for order flow”).

Overview

We provide securities brokerage and clearing execution services to our clients through our introducing and clearing broker-dealers. Substantially all of our net revenues are derived from our brokerage activities and clearing and execution services.

Our primary focus is serving retail clients and registered investment advisors by providing services at low prices that are generally simpler than most of our competitors. Our brokerage clients are able to trade securities with us through a variety of channels, principally the Internet. We provide our clients with investment news and information as well as educational services. We also provide clearing and execution services to our brokerage operations.

Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client money market deposit account (“MMDA”) balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also receive payment for order flow, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution and is included in commissions and transaction fees on the Consolidated Statements of Income.

Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, stock-based compensation, group insurance, contributions to benefit programs, recruitment and other related employee costs. Fair value adjustments of compensation-related derivative instruments represent adjustments to equity swap agreements that are intended to economically offset TD Waterhouse stock-based compensation (assumed in the TD Waterhouse acquisition) that is based on the value of TD stock. See “Business Combination” below for a discussion of the acquisition of TD Waterhouse.

Clearing and execution costs include incremental third-party expenses that tend to fluctuate as a result of fluctuations in client accounts or trades. Examples of expenses included in this category are outsourced clearing services, statement and confirmation processing and postage costs and clearing expenses paid to the National Securities Clearing Corporation, option exchanges and other market centers. Communications expense includes telecommunications, other postage, news and quote costs. Occupancy and equipment costs include the costs of leasing and maintaining our office spaces and the lease expenses on computer and other equipment. Depreciation and amortization includes depreciation on property and equipment and amortization of leasehold improvements. Amortization of acquired intangible assets consists of amortization of amounts allocated to the value of intangible assets acquired in business combinations.

Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general management issues. Interest on borrowings consists of interest expense on our long-term debt, capital leases, prepaid variable forward contracts and other borrowings. Other operating expenses include provision for bad debt losses, fraud losses, client trade execution price adjustments, gains or losses on disposal of property, travel expenses and other miscellaneous expenses. Advertising costs are expensed as incurred and include production and placement of advertisements in various media, including online, television, print and direct mail, as well as client promotion and development costs. Advertising expenses may increase or decrease significantly from period to period. Fair value adjustments of investment-related derivative instruments consist of changes in the fair value of the embedded collars within our Knight prepaid variable forward contracts. In January 2006, we liquidated our position in Knight and the prepaid variable forward contracts.

Our fiscal year ends on the last Friday in September. References to fiscal year in this document or in the information incorporated herein by reference are to the fifty-two or fifty-three week period ended on any such Friday. For example, “fiscal 2006” refers to the fiscal year ended September 29, 2006. Fiscal years 2006 and 2004 were each fifty-two week years. Fiscal 2005 was a fifty-three week year.

Business Combination

On January 24, 2006, we completed the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with The Toronto-Dominion Bank (“TD”). We purchased from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock, and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, we changed our name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. Our consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, we completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. We have agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada were subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. On May 5, 2006, we received approximately $45.9 million from TD for the settlement of cash adjustments related to the purchase of TD Waterhouse and the sale of Ameritrade Canada.

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

In connection with the Purchase Agreement, TD was given rights to have its shares of common stock of the Company registered for resale. TD licensed us the right to use the “TD” name in connection with the operation of our business. The parties also entered into agreements regarding bank sweep accounts and mutual funds.

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

At the time of the closing of the TD Waterhouse acquisition, we expected to realize approximately $678 million of annualized pre-tax synergies from the acquisition of TD Waterhouse within 18 months of the closing, consisting of $300 million in revenue opportunities primarily related to our new banking relationship with TD and $378 million in cost savings related to the elimination of duplicate expenditures. As of September 29, 2006, we estimate that we have realized annualized pre-tax revenue opportunities of over $300 million and annualized pre-tax cost savings of approximately $143 million.

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

Following a study, we announced new client offerings on April 24, 2006 that are intended to help increase market share from these three client segments. Our new client offerings include a $9.99 per trade flat-rate price for online equity trades and elimination of quarterly account maintenance fees. Our client survey research indicated that clients want simple, understandable pricing, coupled with innovative tools, comprehensive research, outstanding service and excellent execution. Our new flat-rate commission is not intended to compete solely based on price-point, but rather to be considered as a proposition for great value when combined with the products and services that we have designed with the goal of improving market share.

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

Valuation of goodwill and acquired intangible assets

We test goodwill for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable. In performing the impairment tests, we utilize quoted market prices of our common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting units, if applicable, based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from our annual impairment tests. We review our acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. We evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. We also evaluate the remaining useful lives of intangible assets each reporting period to determine if events or trends warrant a revision to the remaining period of amortization. We have had no events or trends that have warranted a revision to the originally estimated useful lives.

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

Valuation of stock-based compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of awards for which the requisite service is expected to be rendered. We must make assumptions regarding the number of share-based awards that will be forfeited. For performance-based awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Estimates of effective income tax rates, deferred income taxes and valuation allowances

We estimate our income tax expense based on the various jurisdictions where we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Temporary differences result in deferred income tax assets and liabilities. We must evaluate the likelihood that deferred income tax assets will be realized. To the extent we determine that realization is not more likely than not, we establish a valuation allowance. Establishing or increasing a valuation allowance results in corresponding income tax expense in our Consolidated Statements of Income. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, reducing income tax expense.

We must make significant judgments to calculate our provision for income taxes, our deferred income tax assets and liabilities and any valuation allowance against our deferred income tax assets. We must also exercise judgment in determining the need for, and amount of, any accruals for taxes relating to results of examinations of current and prior years’ returns by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities.

Results of Operations

Conditions in the U.S. equity markets significantly impact the volume of our clients’ trading activity. There is a direct correlation between the volume of our clients’ trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity increases, we expect that it would have a positive impact on our results of operations. If client trading activity were to decline, we expect that it would have a negative impact on our results of operations.

Changes in average balances, especially client margin balances, client credit balances and client MMDA balances, may also significantly impact our results of operations. Changes in interest rates impact our results of operations to a lesser extent because we seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

Financial Performance Metrics

Pre-tax income, net income, earnings per share, operating margin and EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains are key metrics we use in evaluating our financial performance. Operating margin, EBITDA and EBITDA excluding investment gains are considered non-GAAP financial measures as defined by SEC Regulation G.

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

We consider EBITDA and EBITDA excluding investment gains important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for our senior credit facilities. The consolidated leverage ratio determines the interest rate margin charged on the senior credit facilities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible asset amortization. EBITDA excluding investment gains also eliminates the effect of unusual gains that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

The following tables set forth operating margin, EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended
	September 29, 2006		September 30, 2005		September 24, 2004
	$	% of Rev.	$	% of Rev.	$	% of Rev.

Operating Margin
Operating margin	$951,658	52.8%	$637,489	63.5%	$541,521	61.5%
Less:
Advertising	(164,072)	(9.1)%	(92,312)	(9.2)%	(100,364)	(11.4)%
Fair value adjustments of investment-related derivative instruments	(11,703)	(0.6)%	8,315	0.8%	17,930	2.0%

Income before other income and income taxes	775,883	43.0%	553,492	55.2%	459,087	52.2%
Gain on disposal of investments	81,422	4.5%	0	0.0%	0	0.0%

Pre-tax income	$857,305	47.5%	$553,492	55.2%	$459,087	52.2%

EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$933,356	51.8%	$579,867	57.8%	$484,892	55.1%
Plus: Gain on disposal of investments	81,422	4.5%	0	0.0%	0	0.0%

EBITDA	1,014,778	56.3%	579,867	57.8%	484,892	55.1%
Less:
Depreciation and amortization	(21,199)	(1.2)%	(10,521)	(1.0)%	(11,066)	(1.3)%
Amortization of acquired intangible assets	(42,286)	(2.3)%	(13,887)	(1.4)%	(12,158)	(1.4)%
Interest on borrowings	(93,988)	(5.2)%	(1,967)	(0.2)%	(2,581)	(0.3)%

Pre-tax income	$857,305	47.5%	$553,492	55.2%	$459,087	52.2%

The dollar amounts of our pre-tax income, operating margin and EBITDA excluding investment gains increased for fiscal 2006, compared to fiscal 2005, primarily due to increased business resulting from the TD Waterhouse acquisition. However, pre-tax income, operating margin and EBITDA excluding investment gains all decreased as a percentage of net revenues for fiscal 2006 primarily due to the TD Waterhouse acquisition. Total expenses were higher as a percentage of net revenues in fiscal 2006 due to the effect of operating two back-office clearing platforms following the TD Waterhouse acquisition, higher interest on borrowings due to the debt issued to fund the special cash dividend and higher amortization of intangible assets due to the value assigned to the TD Waterhouse client relationships.

Operating Metrics

Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For fiscal 2006, asset-based revenues and commissions and transaction fees accounted for 57 percent and 40 percent of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) money market and other mutual fund fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue and trading activity metrics.

Asset-Based Revenue Metrics

We calculate the return on our interest-earning assets and our MMDA balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and money market deposit account (MMDA) fees by average investable assets. Investable assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, money market deposit account (MMDA) balances, deposits paid on securities borrowing and other free cash and short-term investment balances. The following table sets forth net interest margin and average investable assets (dollar amounts in millions):

	Fiscal Year Ended			’06 vs. ’05	’05 vs. ’04
	2006	2005	2004	Inc. (Dec.)	Inc. (Dec.)

Average interest-earning assets	$17,543	$15,355	$13,814	$2,188	$1,541
Average money market deposit account balances	5,734	N/A	N/A	5,734	—

Average investable assets	$23,277	$15,355	$13,814	$7,922	$1,541

Net interest revenue	$696.2	$398.9	$236.7	$297.3	$162.2
Money market deposit account fee revenue	185.0	N/A	N/A	185.0	—

Net revenue earned on investable assets	$881.2	$398.9	$236.7	$482.3	$162.2

Net interest margin (NIM)	3.74%	2.52%	1.69%	1.22%	0.83%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin:

	Interest Revenue (Expense)
	Fiscal Year Ended			’06 vs. ’05	’05 vs. ’04
	2006	2005	2004	Inc. (Dec.)	Inc. (Dec.)
	(millions)			(millions)	(millions)

Segregated cash	$324.9	$208.8	$84.5	$116.1	$124.3
Client margin balances	500.8	210.1	159.7	290.7	50.4
Securities borrowing	178.9	113.4	32.7	65.5	80.7
Other free cash and short-term investments	25.3	8.1	0.4	17.2	7.7
Client credit balances	(98.9)	(45.9)	(13.8)	(53.0)	(32.1)
Securities lending	(234.8)	(95.6)	(26.8)	(139.2)	(68.8)

Net interest revenue	$696.2	$398.9	$236.7	$297.3	$162.2

	Average Balance			’06 vs. ’05	’05 vs. ’04
	Fiscal Year Ended			%	%
	2006	2005	2004	Change	Change
	(millions)

Segregated cash	$7,235	$7,801	$7,572	(7)%	3%
Client margin balances	6,397	3,512	3,222	82%	9%
Securities borrowing	3,435	3,824	2,868	(10)%	33%
Other free cash and short-term investments	476	218	152	118%	43%

Interest-earning assets	$17,543	$15,355	$13,814	14%	11%

Client credit balances	$9,814	$9,482	$8,916	4%	6%
Securities lending	$5,731	$4,621	$3,716	24%	24%

Interest-bearing liabilities	$15,545	$14,103	$12,632	10%	12%

	Average Yield (Cost)			’06 vs. ’05	’05 vs. ’04
	Fiscal Year Ended			Net Yield	Net Yield
	2006	2005	2004	Inc. (Dec.)	Inc. (Dec.)

Segregated cash	4.44%	2.60%	1.10%	1.84%	1.50%
Client margin balances	7.74%	5.81%	4.90%	1.93%	0.91%
Securities borrowing	5.15%	2.88%	1.13%	2.27%	1.75%
Other free cash and short-term investments	5.26%	3.61%	0.26%	1.65%	3.35%
Client credit balances	(1.00)%	(0.47)%	(0.15)%	(0.53)%	(0.32)%
Securities lending	(4.05)%	(2.01)%	(0.71)%	(2.04)%	(1.30)%
Net interest revenue	3.92%	2.52%	1.69%	1.40%	0.83%

The following tables set forth key metrics that we use in analyzing other asset-based revenues:

	Fee Revenue
	Fiscal Year Ended			’06 vs. ’05	’05 vs. ’04
	2006	2005	2004	Inc. (Dec.)	Inc. (Dec.)
	(millions)			(millions)	(millions)

Money market deposit account	$185.0	N/A	N/A	$185.0	N/A
Money market mutual fund	$96.0	$21.0	$18.3	$75.0	$2.7
Other mutual fund	$43.6	$4.1	$3.1	$39.5	$1.0

	Average Balance			’06 vs. ’05	’05 vs. ’04
	Fiscal Year Ended			%	%
	2006	2005	2004	Change	Change
	(millions)

Money market deposit account	$5,734	N/A	N/A	N/A	N/A
Money market mutual fund	$12,671	$2,735	$2,387	363%	15%
Other mutual fund	$24,866	$3,247	$2,342	666%	39%

	Average Yield			’06 vs. ’05	’05 vs. ’04
	Fiscal Year Ended			Yield	Yield
	2006	2005	2004	Inc. (Dec.)	Inc. (Dec.)

Money market deposit account	3.19%	N/A	N/A	N/A	N/A
Money market mutual fund	0.75%	0.74%	0.76%	0.01%	(0.02)%
Other mutual fund	0.17%	0.12%	0.13%	0.05%	(0.01)%

Trading Activity Metrics

The following table sets forth several metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year Ended			’06 vs. ’05	’05 vs. ’04
	September 29,	September 30,	September 24,	%	%
	2006	2005	2004	Change	Change

Total trades (in millions)	54.24	39.94	41.74	36%	(4)%
Average commissions and transaction fees per trade	$13.41	$13.12	$13.42	2%	(2)%
Average client trades per day	216,970	155,696	167,958	39%	(7)%
Average client trades per account (annualized)	10.1	11.0	12.4	(8)%	(11)%
Activity rate	4.0%	4.3%	5.0%	(7)%	(14)%
Trading days	250.0	256.5	248.5	(3)%	3%

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year Ended
	September 29,	September 30,	September 24,
	2006	2005	2004

Qualified accounts (beginning of period)	1,735,000	1,677,000	1,520,000
Qualified accounts (end of period)	3,242,000	1,735,000	1,677,000
Percentage change during period	87%	3%	10%

Total accounts (beginning of period)	3,717,000	3,520,000	3,171,000
Total accounts (end of period)	6,191,000	3,717,000	3,520,000
Percentage change during period	67%	6%	11%

Client assets (beginning of period, in billions)	$83.3	$68.8	$54.8
Client assets (end of period, in billions)	$261.7	$83.3	$68.8
Percentage change during period	214%	21%	26%

Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.

Our total and qualified accounts increased for the full fiscal year 2006, primarily due to the net addition of approximately 2.25 million total accounts in connection with the TD Waterhouse acquisition. However, our total number of qualified accounts decreased by approximately 1.5 percent during the second half of fiscal 2006. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. Such actions include the realignment of our management team in September 2006 to further our client segmentation strategy and the implementation of our new pricing structure announced in April 2006. We also expect that the integration of the TD Waterhouse clearing platform into the legacy Ameritrade clearing platform during fiscal 2007 will enable us to offer more comprehensive product offerings. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Income Data

The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Fiscal Year			’06 vs. ’05	’05 vs. ’04
	2006	2005	2004	% Change	% Change

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$727.4	$524.0	$560.1	39%	(6)%
Asset-based revenues:
Interest revenue	1,032.0	540.3	278.6	91%	94%
Brokerage interest expense	(335.8)	(141.4)	(41.9)	137%	238%

Net interest revenue	696.2	398.9	236.7	74%	69%
Money market deposit account fees	185.0	—	—	N/A	N/A
Money market and other mutual fund fees	139.6	25.1	21.4	457%	17%

Total asset-based revenues	1,020.8	424.0	258.1	141%	64%
Other	55.4	55.2	61.9	0%	(11)%

Net revenues	1,803.5	1,003.2	880.1	80%	14%

Expenses:
Employee compensation and benefits	350.1	180.6	154.8	94%	17%
Fair value adjustments of compensation-related derivative instruments	(1.7)	—	—	N/A	N/A
Clearing and execution costs	73.0	26.3	30.6	178%	(14)%
Communications	65.4	35.7	39.9	84%	(11)%
Occupancy and equipment costs	74.6	43.4	42.4	72%	2%
Depreciation and amortization	21.2	10.5	11.1	101%	(5)%
Amortization of acquired intangible assets	42.3	13.9	12.2	205%	14%
Professional services	87.5	30.6	27.4	186%	12%
Interest on borrowings	94.0	2.0	2.6	4678%	(24)%
Other	45.4	22.7	17.8	100%	27%
Advertising	164.1	92.3	100.4	78%	(8)%
Fair value adjustments of investment-related derivative instruments	11.7	(8.3)	(17.9)	(241)%	(54)%

Total expenses	1,027.6	449.7	421.0	129%	7%

Income before other income and income taxes	775.9	553.5	459.1	40%	21%
Other income:
Gain on disposal of investments	81.4	—	—	N/A	N/A

Pre-tax income	857.3	553.5	459.1	55%	21%
Provision for income taxes	330.5	213.7	176.3	55%	21%

Net income	$526.8	$339.8	$282.8	55%	20%

Other information:
Number of interest days in period	364	371	364	(2)%	2%
Effective income tax rate	38.6%	38.6%	38.4%

Note:	Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Consolidated Statements of Income amounts.

Fiscal Year Ended September 29, 2006 Compared to Fiscal Year Ended September 30, 2005

Net Revenues

Commissions and transaction fees increased 39 percent to $727.4 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition. Total trades increased 36 percent and average client trades per day increased 39 percent to 216,970 for fiscal 2006 from 155,696 for fiscal 2005. Average client trades per account were 10.1 for fiscal 2006, compared to 11.0 for fiscal 2005. The number of qualified accounts, which have historically generated the vast majority of our revenues, has increased by 87 percent since September 2005, primarily due to the acquisition of TD Waterhouse. Average commissions and transaction fees per trade increased to $13.41 per trade for fiscal 2006 from $13.12 for fiscal 2005, primarily due to the acquired TD Waterhouse accounts earning higher average commissions and transaction fees per trade than existing Ameritrade accounts until the implementation of our new pricing structure in April 2006, which was partially offset by the effect of lowering our options contract pricing from $1.50 to $0.75 per contract in March 2005 and decreased payment for order flow revenue per trade. The increased revenue resulting from the increased number of accounts and higher commissions and transaction fees per trade was partially offset by three percent fewer trading days in fiscal 2006 compared to fiscal 2005, due to fiscal 2005 being a 53-week year. We expect average commissions and transaction fees to range from approximately $12.85 to $13.35 per trade during fiscal 2007, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $738.5 million to $939.8 million for fiscal 2007, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.

Net interest revenue increased 74 percent to $696.2 million, due primarily to an increase in average client margin balances to $6.4 billion for fiscal 2006 from $3.5 billion for fiscal 2005, an increase of 193 basis points in the average interest rate charged on client margin balances and an increase of 184 basis points in the average interest rate earned on segregated cash during fiscal 2006 compared to fiscal 2005. The increased client margin balances are primarily due to the TD Waterhouse acquisition. The increased net interest revenue resulting from these factors was partially offset by an increase of 53 basis points in the average interest rate paid on client credit balances and a $73.7 million decrease in net interest from our securities borrowing/lending program for fiscal 2006 compared to the fiscal 2005. The movement of over $6 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006 will result in a shift in revenues from net interest revenue to money market deposit account fees in fiscal 2007. The MMDA product is described further in the next paragraph. We expect net interest revenue to range between $526.8 million and $560.5 million for fiscal 2007.

Money market deposit account (MMDA) fees is a new revenue category resulting from the Money Market Deposit Account Agreement with TD Bank USA, N.A. (a subsidiary of TD), which became effective upon the closing of our acquisition of TD Waterhouse. Under the MMDA agreement, TD Bank USA makes available to clients of our broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, the broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA, and act as agent for clients. In exchange for these services, TD Bank USA pays the broker-dealer subsidiaries a fee based on the actual yield earned by TD Bank USA on the client MMDA assets, less the actual interest cost paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 20 basis points and certain direct expenses. We expect money market deposit account fees to increase to between $515.6 million and $537.8 million for fiscal 2007, reflecting a full year of legacy TD Waterhouse MMDA balances and the transfer of over $6 billion of legacy Ameritrade client credit balances to the product in late September 2006.

Money market and other mutual fund fees increased to $139.6 million for fiscal 2006 compared to $25.1 million for fiscal 2005, primarily due to an increase in average money market and other mutual fund balances primarily resulting from the TD Waterhouse acquisition. We expect money market and other mutual fund fees to range between $222.0 million and $243.3 million for fiscal 2007.

Other revenues were virtually unchanged at $55.4 million for fiscal 2006, as increases in account maintenance, transfer and other fee revenue associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition were offset by the effect of our elimination of account maintenance fees in

April 2006. We expect other revenues to decrease to $33.4 million to $41.4 million for fiscal 2007, reflecting the full year impact of eliminating account maintenance fees.

Expenses

Employee compensation and benefits expense increased 94 percent to $350.1 million, primarily due to the TD Waterhouse acquisition. Full-time equivalent employees increased to 3,947 at September 29, 2006, from 2,058 at September 30, 2005. The number of temporary employees also increased to 199 at September 29, 2006, from 120 at September 30, 2005, due to TD Waterhouse integration efforts. In fiscal 2006, we also incurred approximately $5.6 million in severance costs for legacy Ameritrade employees, primarily related to the TD Waterhouse integration. Stock-based compensation expense increased by $12.7 million, as we began recognizing additional compensation cost for the unvested portion of past stock option awards upon our adoption of SFAS No. 123R on October 1, 2005 and because we issued a broad-based grant of Restricted Stock Units in March 2006. We expect employee compensation and benefits expense to range between $392.3 million and $400.5 million for fiscal 2007.

Fair value adjustments of compensation-related derivative instruments of $1.7 million for fiscal 2006 represent adjustments to equity swap agreements that are intended to economically offset TD Waterhouse stock-based compensation that is based on the value of TD stock. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Consolidated Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category. The related $1.7 million of TD Waterhouse stock-based compensation expense is included in employee compensation and benefits in the Consolidated Statements of Income.

Clearing and execution costs increased 178 percent to $73.0 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We expect clearing and execution costs to range between $70.2 million and $72.2 million for fiscal 2007, as the full year effect of the TD Waterhouse business is expected to be offset by the elimination of the duplicate TD Waterhouse back-office clearing platform during fiscal 2007.

Communications expense increased 84 percent to $65.4 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We expect communications expense to range between $68.7 million and $72.7 million for fiscal 2007, as the full year effect of the TD Waterhouse business is expected to be partially offset by the elimination of duplicate telephone, quotes, and market information costs during fiscal 2007.

Occupancy and equipment costs increased 72 percent to $74.6 million, due primarily to leased facilities added in the TD Waterhouse acquisition and a $2.3 million early lease termination fee associated with our facility in Jersey City, New Jersey during the fiscal 2006. Operations in the Jersey City facility have been moved into TD Waterhouse facilities. We expect occupancy and equipment costs to range between $79.7 million and $83.7 million for fiscal 2007.

Depreciation and amortization increased 101 percent to $21.2 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality. We expect depreciation and amortization expense to range from $19.5 million to $21.9 million for fiscal 2007.

Amortization of acquired intangible assets increased 205 percent to $42.3 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition. We expect amortization of acquired intangible assets outstanding as of September 29, 2006 to be approximately $54.6 million for fiscal 2007.

Professional services increased 186 percent to $87.5 million. This increase was primarily due to increased usage of consulting and contract services during fiscal 2006 in connection with the TD Waterhouse acquisition and integration. During fiscal 2006, there was also a $5.0 million reimbursement of professional services related to the TD Waterhouse acquisition pursuant to the terms of our Chairman’s employment agreement. We expect professional services expense to range between $69.2 million and $77.2 million for fiscal 2007.

Interest on borrowings increased to $94.0 million for fiscal 2006, compared to $2.0 million for fiscal 2005, due primarily to interest on the $1.9 billion of long-term debt issued to fund a portion of the $6.00 per share special cash dividend paid in January 2006 and working capital needs in connection with the TD Waterhouse acquisition. We expect interest on borrowings to be approximately $105 million for fiscal 2007, depending on variability in short-term interest rates and the amount and timing of discretionary prepayments on our long-term debt.

Other expenses increased 100 percent to $45.4 million, due primarily to additional business resulting from the TD Waterhouse acquisition, client identity fraud losses of $4.2 million during the fourth quarter of fiscal 2006 reimbursed pursuant to our asset protection guarantee and the effect of a favorable litigation settlement during fiscal 2005. The online brokerage industry has experienced increased client identity fraud losses during the second half of fiscal 2006. We are implementing additional processes and technologies, as well as working with our peers, regulators and law enforcement to develop strategies to minimize such losses. We expect other expense to range between $36.5 million and $38.1 million for fiscal 2007. However, if client identity fraud losses were to continue at the rate experienced during the fourth quarter of fiscal 2006 or at an increased rate, we could experience higher other expenses.

Advertising expense increased 78 percent to $164.1 million, due primarily to the promotion of the new TD AMERITRADE brand and our new client offerings and pricing announced April 24, 2006. We expect approximately $136.2 million to $156.2 million of advertising expenditures for fiscal 2007, depending in part on market conditions. We generally adjust our level of advertising spending in relation to stock market activity, in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Fair value adjustments of investment-related derivative instruments resulted in an $11.7 million charge for fiscal 2006 compared to an $8.3 million gain fiscal 2005, due to fluctuations in the market price of the Knight stock underlying the prepaid forward contracts. As discussed in Note 17 to the consolidated financial statements, we liquidated our investment in Knight and the related prepaid variable forward contracts in January 2006, resulting in a one-time pre-tax net gain of approximately $78.8 million, which is included in gains on sale of investments in the Consolidated Statements of Income.

Our effective income tax rate was 38.6 percent for both fiscal 2006 and fiscal 2005. The effect of a larger percentage of our payroll and assets being located in higher tax states in fiscal 2006 following the acquisition of TD Waterhouse was partially offset by the reversal of approximately $4 million of accruals for uncertain tax positions due to favorable resolution of such items in fiscal 2006. During fiscal 2005, we also recorded a $1.8 million benefit resulting from the amalgamation of our Canadian subsidiaries, which allowed previously unrealizable tax loss carryforwards to be realized. We expect our effective income tax rate to range from approximately 39 percent to 40 percent for fiscal 2007, depending in part on the timing and extent of the TD Waterhouse integration and our ability to realize related expense synergies.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 24, 2004

Net Revenues

Commissions and transaction fees decreased six percent to $524.0 million, primarily due to a four percent decrease in total trades and a two percent decrease in average commissions and transaction fees per trade. Average trades per day decreased seven percent to 155,696 for fiscal 2005 from 167,958 for fiscal 2004. Average client trades per account were 11.0 during fiscal 2005, compared to 12.4 during fiscal 2004. The decreased revenue resulting from these factors was partially offset by three percent more trading days in fiscal 2005 compared to fiscal 2004, due to fiscal 2005 being a 53-week year. The number of qualified accounts increased three percent to 1.74 million as of September 30, 2005, compared to 1.68 million as of September 24, 2004. Historically, qualified accounts have generated the vast majority of our revenues. Average commissions and transaction fees per trade decreased to $13.12 for fiscal 2005 from $13.42 for fiscal 2004, due primarily to a decrease in our options contract pricing and decreased payment for order flow revenue per trade. In March 2005, we lowered our options contract pricing from $1.50 to $0.75 per contract.

Net interest revenue increased 69 percent to $398.9 million, due primarily to an increase of 150 basis points in the average interest rate earned on segregated cash, an increase of 91 basis points in the average interest rate charged on client margin balances, a nine percent increase in average client margin balances, seven more interest days due to fiscal 2005 being a 53-week year and an $11.9 million increase in net interest earned on our securities lending program in fiscal 2005 compared to fiscal 2004. The increased net interest revenue resulting from these factors was partially offset by an increase of 32 basis points in the average interest rate paid on client credit balances in fiscal 2005 from fiscal 2004.

Money market and other mutual fund fees increased 17 percent to $25.1 million, due primarily to a 15 percent increase in average money market mutual fund balances and a 39 percent increase in average other mutual fund balances.

Other revenues decreased 11 percent to $55.2 million, due primarily to a decrease in account maintenance, confirm and other fee revenue, partially offset by higher solicitation and tender offer fees. Prior to our elimination of quarterly account maintenance fees in April 2006, account maintenance fees were charged based on client assets and trading activity; therefore, fluctuations in client assets or trades per account resulted in fluctuations in revenues from account maintenance fees.

Expenses

Employee compensation and benefits expense increased 17 percent to $180.6 million, due primarily to an increase in full-time equivalent employees to 2,058 at September 30, 2005 from 1,961 at September 24, 2004, increased incentive compensation due to improved financial results, annual merit increases and approximately $5 million of severance costs for departing executives in the fourth quarter of fiscal 2005.

Clearing and execution costs decreased 14 percent to $26.3 million, due primarily to lower client trading volumes, decreased order routing costs resulting from our implementation of a single web architecture trading platform during fiscal 2004 and a non-recurring refund of Nasdaq trading activity fees of approximately $1 million during the first quarter of fiscal 2005.

Communications expense decreased 11 percent to $35.7 million, due primarily to reduced telecommunications costs resulting from contract negotiations in fiscal 2005.

Occupancy and equipment costs increased two percent to $43.4 million, due primarily to costs associated with moving technology employees to a larger facility in New Jersey during the third quarter of fiscal 2005, partially offset by slightly lower computer equipment leasing costs.

Amortization of acquired intangible assets increased 14 percent to $13.9 million, due primarily to additional amortization of acquired intangible assets related to the acquisition of client accounts from JB Oxford & Company in October 2004.

Professional services expense increased 12 percent to $30.6 million, due primarily to increased spending on corporate development initiatives in fiscal 2005 and increased legal fees incurred for regulatory matters, partially offset by decreased client communications consulting expenses.

Other operating expenses increased 27 percent to $22.7 million, due primarily to increased bad debt expense during fiscal 2005 and the effect of Datek-related litigation and arbitration matters that were resolved favorably during the fourth quarter of fiscal 2004.

Advertising expenses decreased eight percent to $92.3 million, as we reduced expenditures in response to lackluster stock market conditions.

Fair value adjustments of investment-related derivative instruments consisted of an $8.3 million unrealized gain for fiscal 2005 compared to a $17.9 million unrealized gain for fiscal 2004, due to decreases in the market price of the Knight stock underlying our prepaid variable forward contracts in both fiscal 2005 and fiscal 2004. Because the embedded collars within the prepaid variable forward contracts were accounted for as non-hedging derivatives, changes in the fair value of the embedded collars were recognized in the statement of income, along with the related income tax effects. We liquidated our investment in Knight and the related prepaid variable forward contracts in January 2006.

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

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2006 have been financed primarily from our earnings, cash on hand, cash acquired in the acquisition of TD Waterhouse and the issuance of long-term debt. We plan to finance our operational capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

To complete our acquisition of the U.S. brokerage business of TD Waterhouse, we issued 196.3 million shares of common stock on January 24, 2006. We also paid a $6.00 per share special cash dividend. We funded the approximately $2.4 billion special dividend with approximately $0.4 billion from cash and short-term investments on hand, approximately $0.4 billion from excess capital in TD Waterhouse at closing and the remaining $1.6 billion by issuing private long-term debt. We also issued another $0.3 billion of private long-term debt, and entered into a $0.3 billion revolving credit agreement, for working capital purposes. As a result of these debt issuances and other debt assumed in connection with the acquisition of TD Waterhouse, our ratio of total debt to total stockholders’ equity increased from three percent as of September 30, 2005 to 99 percent as of September 29, 2006. See Note 2 of the Notes to Consolidated Financial Statements for further information about the TD Waterhouse acquisition.

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

Liquid Assets

We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a Non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiaries in excess of five percent of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3 percent of aggregate indebtedness. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the holding company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents to liquid assets for the periods indicated (in thousands):

	September 29,	September 30,
	2006	2005	Change

Cash and cash equivalents	$363,650	$171,064	$192,586
Less: Broker-dealer cash and cash equivalents	(263,054)	(107,236)	(155,818)

Non broker-dealer cash and cash equivalents	100,596	63,828	36,768
Plus: Non broker-dealer short term investments	65,275	229,819	(164,544)
Plus: Excess broker-dealer regulatory net capital	333,514	103,061	230,453

Liquid assets	$499,385	$396,708	$102,677

The increase in liquid assets from September 30, 2005 to September 29, 2006 is primarily due to $527 million of net income, approximately $46 million of excess broker-dealer net capital acquired in the TD Waterhouse acquisition, approximately $407 million of non broker-dealer cash provided by TD Waterhouse to fund approximately $1.00 of the $6.00 per share special dividend and a decrease in aggregate debit items that resulted in decreased regulatory net capital required of $16 million, offset by $1,036 million of net cash used in financing activities (see “Cash Flow” below). The remaining $142 million of the positive net change in liquid assets is due to timing of income tax and other payments, non-cash gains and expenses that are reflected in net income, and other miscellaneous changes in excess regulatory net capital.

Cash Flow

Cash provided by operating activities was $485.0 million for fiscal 2006, compared to $330.0 million for fiscal 2005. The increase was primarily due to higher net income in fiscal 2006, partially offset by changes in broker-dealer working capital.

Cash provided by investing activities was $743.5 million for fiscal 2006, compared to cash used in investing activities of $245.1 million for fiscal 2005. The cash provided by investing activities in fiscal 2006 consisted primarily of $580.1 million of net cash acquired in the TD Waterhouse acquisition and $164.5 million of net sales of short-term investments in auction rate securities. The cash used in investing activities in fiscal 2005 consisted primarily of $211.9 million of net short-term investments in auction rate securities and $25.9 million paid in the acquisition of the online retail client accounts of JB Oxford & Company.

Cash used in financing activities was $1.0 billion for fiscal 2006, compared to $51.6 million for fiscal 2005. The financing activities in fiscal 2006 consisted primarily of $2.4 billion for payment of the $6.00 per share special cash dividend, $496.6 million of principal payments on debt and $67.7 million of stock repurchases, partially offset by $1.9 billion of proceeds from issuance of long-term debt. The financing activities in fiscal 2005 included $77.2 million of stock repurchases.

Loan Facilities

We entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on leverage ratios and amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Under the terms of the Financings, the Company may prepay these borrowings without penalty.

We used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which was established for general corporate purposes.

The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50 percent if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25 percent if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00 percent if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00 percent less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50 percent or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) 0.50 percent. On September 29, 2006, the applicable interest rate on the Term A Facility and the Term B Facility was 6.57 percent and 6.82 percent, respectively, based on 30-day LIBOR. As of September 29, 2006, we had outstanding indebtedness of $0.2 billion, $1.5 billion and $0 under the Term A Facility, Term B Facility and Revolving Facility, respectively. We have not made any borrowings under the Revolving Facility. The Financings also provide that we are obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that we pay fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by us and the issuing bank. A commitment fee at the rate of 0.375 percent per annum accrues on any unused amount of the Revolving Facility.

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

The Financings contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on our outstanding capital stock and repurchases or redemptions of our outstanding capital stock, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We were in compliance with all covenants under the Financings as of September 29, 2006, except for a failure to timely notify the lenders of name changes of certain guarantor subsidiaries. We have requested a waiver from the lenders for the lack of timely notification.

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

Upon the closing of our acquisition of TD Waterhouse, we assumed $30 million of Subordinated Debt Series B Notes (the “Subordinated Notes”), which were payable to an affiliate of TD. The Subordinated Notes were unsecured and were redeemable in November 2012. The Subordinated Notes bore interest at a fixed rate of 6.64 percent. During June 2006, we repaid the entire $30 million of Subordinated Notes.

Our wholly owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $740 million and $180 million as of September 29, 2006 and September 30, 2005, respectively. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $435 million and $310 million as of September 29, 2006 and September 30, 2005, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit, excluding securities lending. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 29, 2006 and September 30, 2005. As of September 29, 2006 and September 30, 2005, approximately $1.0 billion and $490 million, respectively, was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

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

The embedded collars did not qualify for hedge accounting treatment, and were therefore accounted for as non-hedging derivatives in the consolidated financial statements. The total fair value of the embedded collars was included under the caption “Prepaid variable forward derivative instrument” in the Consolidated Balance Sheets and changes in the fair value of the embedded collars were included under the caption “Fair value adjustments of investment-related derivative instruments” in the Consolidated Statements of Income.

The $35.5 million of cash received on the forward contracts was accounted for as an obligation in the Consolidated Balance Sheets. We were accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of each forward contract in January 2006, the realized gain on the Knight stock delivered to the counterparty or otherwise sold was reclassified from other comprehensive income into earnings, net of taxes.

Stock Repurchase Program

On August 2, 2006, our Board of Directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization from 12 million shares to 32 million shares. In fiscal 2006, we repurchased approximately 3.8 million shares under the plan at a weighted average purchase price of $17.66 per share. See “Contractual Obligations” below for information regarding our obligation to repurchase common stock pursuant to the Stockholders Agreement.

Off-Balance Sheet Arrangements

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations

The following table summarizes our contractual obligations as of September 29, 2006 (amounts in thousands):

		Payments Due by Period (Fiscal Years):
		Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2007	2008-09	2010-11	After 2011

Long-term debt obligations(1)	$2,397,818	$143,755	$302,725	$335,832	$1,615,506
Capital lease obligations	8,088	4,134	3,954	—	—
Operating lease obligations	200,631	42,127	64,328	43,426	50,750
Purchase obligations	47,876	38,063	6,979	2,834	—
Deferred compensation(2)	16,087	16,087	—	—	—
Employee severance and involuntary termination costs(3)	26,676	23,526	1,200	1,200	750
Contract termination costs(3)	11,407	11,407	—	—	—
Stock repurchase obligation(4)	71,022	71,022	—	—	—

Total	$2,779,605	$350,121	$379,186	$383,292	$1,667,006

(1)	Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Financings. The Financings are also subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, we may prepay borrowings without penalty. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments. Actual amounts of interest may vary depending on principal prepayments and changes in variable interest rates.

(2)	Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2007 column as the entire amount of the compensation has already been earned by the CEO.

(3)	Represents exit and involuntary termination costs incurred in connection with the planned consolidation of certain facilities and functions following the TD Waterhouse acquisition.

(4)	Pursuant to the Stockholders Agreement, as amended, we are obligated to repurchase our common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition of TD Waterhouse on January 24, 2006. Based on stock options exercised from January 24, 2006 through September 29, 2006, we were obligated to repurchase approximately 8.0 million shares of common stock. Through September 29, 2006, we had repurchased approximately 3.8 million shares. The repurchase obligation presented in the table is based on the actual repurchase of 4.2 million additional shares of our common stock at a weighted-average price of $16.91 per share from October 2, 2006 through November 3, 2006. As of November 3, 2006, we have fulfilled the stock repurchase obligation that existed at September 29, 2006. We cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.

New Accounting Pronouncements

FIN No. 48 — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement

No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for our fiscal year beginning September 29, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We are analyzing the impact of adopting FIN No. 48.

SFAS No. 157 — In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning September 27, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

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

Credit Risk

Two primary sources of credit risk inherent in our business are client margin lending and securities lending. We manage risk on client margin lending by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We assess and monitor the suitability of investors to engage in various trading activities. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through a securities clearinghouse.

Interest Rate Risk

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our money market deposit account (MMDA) sweep arrangement with TD Bank USA, which are based on the actual net yield earned at TD Bank USA. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. We have established an Asset/Liability Committee (“ALCO”) as the governance body with the responsibility of managing interest rate risk, including gap risk.

We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with the MMDA agreement with TD Bank USA. The simulations involve assumptions that are inherently uncertain, and as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions, and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.

The simulations assume that the asset and liability structure of the Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations as of September 29, 2006 indicate that an immediate one percent (100 basis point) increase or decrease in short-term interest rates would result in approximately $43 million more or less annual pre-tax income, respectively.

Other Market Risks

Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for economic hedging purposes, in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD AMERITRADE Holding Corporation

We have audited the accompanying consolidated balance sheet of TD AMERITRADE Holding Corporation (the “Company”) as of September 29, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD AMERITRADE Holding Corporation at September 29, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TD AMERITRADE Holding Corporation’s internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2006, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
November 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TD AMERITRADE Holding Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of TD AMERITRADE Holding Corporation and subsidiaries, formerly Ameritrade Holding Corporation, (collectively the “Company”) as of September 30, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the fiscal years ended September 30, 2005 and September 24, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TD AMERITRADE Holding Corporation as of September 30, 2005 and the results of their operations and their cash flows for each of the fiscal years ended September 30, 2005 and September 24, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Omaha, Nebraska
December 13, 2005

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 29, 2006 and September 30, 2005

	2006	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$363,650	$171,064
Short-term investments	65,275	229,819
Cash and investments segregated in compliance with federal regulations	1,561,910	7,595,359
Receivable from brokers, dealers and clearing organizations	4,566,525	3,420,226
Receivable from clients — net of allowance for doubtful accounts: 2006 — $20.3 million; 2005 — $12.9 million	6,970,834	3,784,688
Receivable from affiliate	19,191	—
Other receivables	89,038	70,036
Property and equipment — net of accumulated depreciation and amortization: 2006 — $96.3 million; 2005 — $75.9 million	57,346	33,259
Goodwill	1,731,718	769,215
Acquired intangible assets — net of accumulated amortization:
2006 — $80.6 million; 2005 — $38.3 million	1,056,899	259,759
Investments in equity securities	16,536	68,575
Other assets	59,547	15,110

Total assets	$16,558,469	$16,417,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$7,022,601	$4,449,686
Payable to clients	5,412,981	10,095,837
Accounts payable and accrued liabilities	368,996	171,290
Payable to affiliate	1,596	—
Securities sold, not yet purchased	2,028	26,002
Prepaid variable forward derivative instrument	—	20,423
Prepaid variable forward contract obligation	—	39,518
Long-term debt	1,703,375	—
Capitalized lease obligations	7,337	6,218
Deferred income taxes, net	309,321	89,269

Total liabilities	14,828,235	14,898,243

Stockholders’ equity:
Preferred Stock, $0.01 par value, 100,000,000 shares authorized; none issued	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized; 2006 — 631,381,860 shares issued and 607,626,040 outstanding; 2005 — 435,081,860 shares issued and 406,058,970 outstanding	6,314	4,351
Additional paid-in capital	1,591,610	1,184,004
Retained earnings	440,762	652,742
Treasury stock, common, at cost: 2006 — 23,755,820 shares; 2005 — 29,022,890 shares	(312,410)	(364,794)
Deferred compensation	662	952
Accumulated other comprehensive income	3,296	41,612

Total stockholders’ equity	1,730,234	1,518,867

Total liabilities and stockholders’ equity	$16,558,469	$16,417,110

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 29, 2006, September 30, 2005 and September 24, 2004

	2006	2005	2004
	(In thousands, except per share amounts)

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$727,407	$523,985	$560,052
Asset-based revenues:
Interest revenue	1,031,971	540,348	278,550
Brokerage interest expense	(335,820)	(141,399)	(41,861)

Net interest revenue	696,151	398,949	236,689
Money market deposit account fees	185,014	—	—
Money market and other mutual fund fees	139,586	25,051	21,425

Total asset-based revenues	1,020,751	424,000	258,114
Other revenues	55,373	55,168	61,947

Net revenues	1,803,531	1,003,153	880,113

Expenses:
Employee compensation and benefits	350,079	180,579	154,792
Fair value adjustments of compensation-related derivative instruments	(1,715)	—	—
Clearing and execution costs	73,049	26,317	30,610
Communications	65,445	35,663	39,853
Occupancy and equipment costs	74,638	43,411	42,353
Depreciation and amortization	21,199	10,521	11,066
Amortization of acquired intangible assets	42,286	13,887	12,158
Professional services	87,521	30,630	27,381
Interest on borrowings	93,988	1,967	2,581
Other	45,383	22,689	17,798
Advertising	164,072	92,312	100,364
Fair value adjustments of investment-related derivative instruments	11,703	(8,315)	(17,930)

Total expenses	1,027,648	449,661	421,026

Income before other income and income taxes	775,883	553,492	459,087
Other income:
Gain on sale of investments	81,422	—	—

Pre-tax income	857,305	553,492	459,087
Provision for income taxes	330,546	213,739	176,269

Net income	$526,759	$339,753	$282,818

Earnings per share — basic	$0.97	$0.84	$0.68
Earnings per share — diluted	$0.95	$0.82	$0.66
Weighted average shares outstanding — basic	544,307	404,215	417,629
Weighted average shares outstanding — diluted	555,465	413,167	426,972
Dividends declared per share	$6.00	$0.00	$0.00

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 29, 2006, September 30, 2005 and September 24, 2004

	Total							Accumulated
	Common	Total		Additional				Other
	Shares	Stockholders’	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Stock	Capital	Earnings	Stock	Compensation	Income
	(In thousands)

Balance, September 26, 2003	429,785	$1,235,774	$4,351	$1,188,444	$30,171	$(41,452)	$708	$53,552
Net income	—	282,818	—	—	282,818	—	—	—
Net unrealized investment loss, net of $7.7 million tax	—	(9,686)	—	—	—	—	—	(9,686)
Foreign currency translation	—	(449)	—	—	—	—	—	(449)

Total comprehensive income		272,683

Repurchases of common stock	(25,760)	(323,660)	—	—	—	(323,660)	—	—
Issuances of common stock	8	111	—	59	—	52	—	—
Options exercised, including tax benefit	3,177	24,981	—	5,837	—	19,144	—	—
Stockholder loan activity	—	428	—	428	—	—	—	—
Deferred compensation	—	285	—	144	—	(144)	285	—
Stock-based compensation expense	—	306	—	306	—	—	—	—

Balance, September 24, 2004	407,210	1,210,908	4,351	1,195,218	312,989	(346,060)	993	43,417
Net income	—	339,753	—	—	339,753	—	—	—
Net unrealized investment loss, net of $2.1 million tax	—	(2,418)	—	—	—	—	—	(2,418)
Foreign currency translation	—	613	—	—	—	—	—	613

Total comprehensive income		337,948

Repurchases of common stock	(6,052)	(77,229)	—	—	—	(77,229)	—	—
Issuances of common stock	14	214	—	54	—	160	—	—
Options exercised, including tax benefit	4,874	45,258	—	(12,903)	—	58,161	—	—
Deferred compensation	13	146	—	13	—	174	(41)	—
Stock-based compensation expense	—	1,622	—	1,622	—	—	—	—

Balance, September 30, 2005	406,059	1,518,867	4,351	1,184,004	652,742	(364,794)	952	41,612
Net income	—	526,759	—	—	526,759	—	—	—
Net unrealized investment gain, net of $5.9 million tax	—	9,591	—	—	—	—	—	9,591
Reclassification adjustment for realized gain on investment securities included in net income, net of $29.8 million tax	—	(47,647)	—	—	—	—	—	(47,647)
Amount transferred from cumulative foreign currency translation adjustments due to disposal of Ameritrade Canada, Inc.	—	(513)	—	—	—	—	—	(513)
Foreign currency translation	—	253	—	—	—	—	—	253

Total comprehensive income		488,443

Acquisition of TD Waterhouse Group, Inc.	196,300	2,123,181	1,963	2,121,218	—	—	—	—
Dividend on common stock, $6.00 per share	—	(2,442,780)	—	(1,704,041)	(738,739)	—	—	—
Repurchases of common stock	(3,827)	(67,697)	—	—	—	(67,697)	—	—
Issuances of common stock	3	72	—	29	—	43	—	—
Options exercised, including tax benefit	9,020	95,270	—	(24,125)	—	119,395	—	—
Deferred compensation	71	549	—	196	—	643	(290)	—
Stock-based compensation expense	—	14,329	—	14,329	—	—	—	—

Balance, September 29, 2006	607,626	$1,730,234	$6,314	$1,591,610	$440,762	$(312,410)	$662	$3,296

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 29, 2006, September 30, 2005 and September 24, 2004

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$526,759	$339,753	$282,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,199	10,521	11,066
Amortization of intangible assets	42,286	13,887	12,158
Deferred income taxes	45,475	2,277	17,127
Gain on sale of investments in equity securities	(81,422)	—	—
Gain on sale of businesses	(2,382)	—	—
(Gain) loss on disposal of property	(769)	(428)	1,166
Fair value adjustments of derivative instruments	9,988	(8,315)	(17,930)
Stock-based compensation	14,329	1,622	306
Other	(1,946)	1,875	3,124
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	6,109,449	207,216	75,846
Receivable from brokers, dealers and clearing organizations	(997,662)	(601,500)	106,673
Receivable from clients	685,055	(684,083)	(755,876)
Receivable from/payable to affiliate, net	31,939	—	—
Other receivables	(10,481)	193,892	(222,717)
Other assets	21,639	2,257	(3,154)
Payable to brokers, dealers and clearing organizations	526,103	1,007,884	293,017
Payable to clients	(6,314,596)	(226,702)	573,754
Accounts payable and accrued liabilities	(113,593)	43,866	(47,764)
Securities sold, not yet purchased	(26,391)	26,002	—

Net cash provided by operating activities	484,979	330,024	329,614

Cash flows from investing activities:
Purchase of property and equipment	(21,697)	(7,981)	(9,810)
Cash received (paid) in business combinations, net	580,056	(25,919)	(56,735)
Proceeds from sale of businesses	9,382	—	—
Purchase of short-term investments	(1,001,250)	(605,924)	(102,450)
Proceeds from sale of short-term investments	1,165,794	394,055	84,500
Proceeds from sale of investments in equity securities	11,239	807	—
Other	18	(175)	(10)

Net cash provided by (used in) investing activities	743,542	(245,137)	(84,505)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	—	—
Payment of debt issuance costs	(20,992)	—	—
Principal payments on long-term debt and notes payable	(496,625)	—	(46,828)
Principal payments on capitalized lease obligations	(3,903)	(2,545)	—
Proceeds from exercise of stock options	46,881	28,142	13,806
Payment of cash dividend	(2,442,780)	—	—
Purchase of treasury stock	(67,697)	(77,229)	(323,660)
Excess tax benefits on stock-based compensation	48,864	—	—
Payments received on stockholder loans	—	—	428

Net cash used in financing activities	(1,036,252)	(51,632)	(356,254)

Effect of exchange rate changes on cash and cash equivalents	317	417	(86)

Net increase (decrease) in cash and cash equivalents	192,586	33,672	(111,231)
Cash and cash equivalents at beginning of period	171,064	137,392	248,623

Cash and cash equivalents at end of period	$363,650	$171,064	$137,392

Supplemental cash flow information:
Interest paid	$423,468	$131,249	$44,442
Income taxes paid	$241,163	$167,399	$166,547
Tax benefit on exercises and distributions of stock-based compensation	$49,256	$18,471	$12,465
Noncash investing and financing activities:
Issuance of capitalized lease obligations	$5,022	$8,763	$—
Settlement of prepaid variable forward contract liabilities in exchange for investment	$72,077	$—	$—
Issuance of common stock in acquisition	$2,123,181	$—	$—

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 29, 2006, September 30, 2005 and September 24, 2004
(Columnar amounts in thousands, except percentages and per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation (formerly Ameritrade Holding Corporation), a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated. The Company reports on a fifty-two/fifty-three week year. Each fiscal year ends on the last Friday of the month of September. Fiscal years 2006 and 2004 were each fifty-two week years. Fiscal year 2005 was a fifty-three week year.

Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries. The Company also provides cash sweep products through third-party banking relationships. The Company’s broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers, Inc. (“NASD”), the New York Stock Exchange, Inc. (“NYSE”) and the various exchanges in which they maintain membership. Dividends from the Company’s broker-dealer subsidiaries are a source of liquidity for the holding company. Requirements of the SEC, NASD and NYSE relating to liquidity, net capital standards, and the use of client funds and securities may limit funds available for the payment of dividends from the broker-dealer subsidiaries to the holding company.

Capital Stock — The authorized capital stock of the Company consists of a single class of common stock and one or more series of preferred stock as may be authorized for issuance by the Company’s Board of Directors.

Voting, dividend, conversion and liquidation rights of the preferred stock would be established by the Board of Directors upon issuance of such preferred stock.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities Transactions — Client securities transactions are recorded on a settlement-date basis with such transactions generally settling three business days after the trade date. Revenues and expenses related to securities transactions, including revenues from execution agents (also referred to as payment for order flow), are recorded on a trade-date basis. Revenues related to securities transactions are recorded net of promotional allowances. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.

Depreciation and Amortization — Depreciation is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

Amortization of Acquired Intangible Assets — Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to 23 years. The acquired intangible asset associated with a trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.

Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. Long-lived assets classified as “held for sale,” if any, are reported at the lesser of carrying amount or fair value less cost to sell.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents — The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated in compliance with federal regulations.

Short-term Investments — Short-term investments generally consist of investments in auction rate securities. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every seven to 35 days. Holders of auction rate securities may liquidate their holdings to prospective buyers by participating in the auctions. Auction rate securities do not qualify as cash equivalents because they have long-term maturity dates and there is no guarantee that holders will be able to liquidate their holdings through the auction process. Purchases and sales of auction rate securities are presented as investing activities in the Consolidated Statements of Cash Flows.

Segregated Cash and Investments — Cash and investments, consisting primarily of reverse repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities, at the Company’s clearing subsidiaries of $1.6 billion and $7.6 billion as of September 29, 2006 and September 30, 2005, respectively, have been segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations. Reverse repurchase agreements (securities purchased under agreements to resell), generally collateralized by U.S. government and agency obligations, are treated as collateralized financing transactions and are carried at amounts at which the securities will be subsequently resold, plus accrued interest.

Securities Borrowed and Securities Loaned — Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees received or paid by the Company are recorded as interest revenue and brokerage interest expense, respectively, in the Consolidated Statements of Income.

Securities Owned and Securities Sold, Not Yet Purchased — Securities owned and securities sold, not yet purchased in the Company’s securities brokerage business are carried at fair value and the resulting unrealized gains or losses are included in other revenues in the Consolidated Statements of Income.

Fair Value of Financial Instruments — The Company considers the amounts presented for financial instruments on the Consolidated Balance Sheets to be reasonable estimates of fair value based on maturity dates, repricing characteristics and, where applicable, quoted market prices.

Goodwill — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable assets of the acquired company. The Company tests goodwill for impairment on at least an annual basis. In performing the impairment tests, the Company utilizes quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company’s reporting units, if applicable, based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from the annual impairment tests.

Investments in Equity Securities — Investments in equity securities are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee’s operating and financial policies. The cost method is used for non-marketable investments that do not meet equity method criteria. Declines in fair value of cost method investments that are considered other than temporary are accounted for as realized losses. The Company’s investments in marketable equity securities are carried at fair value and are designated as available-for-sale, except for investments held by the Company’s broker-dealer subsidiaries, which are accounted for as trading investments. Unrealized gains and losses on available-for-sale investments, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses on available-for-sale investments are determined on the specific identification method and are reflected in the Consolidated Statements

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Income. Unrealized gains and losses on investments accounted for as trading investments are reflected currently in the Consolidated Statements of Income.

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

Deferred Compensation — Company common stock held in a rabbi trust pursuant to a Company deferred compensation plan is recorded at the fair value of the stock at the time it is transferred to the rabbi trust and is classified as treasury stock. The corresponding deferred compensation liability is recorded as a component of stockholders’ equity.

Advertising — The Company expenses advertising costs the first time the advertising takes place.

Income Taxes — The Company files a consolidated U.S. income tax return with its subsidiaries on a calendar year basis, combined returns for state tax purposes where required and certain of its subsidiaries file separate state income tax returns where required. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. Accruals for expected tax deficiencies are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, when management determines that a tax deficiency is both probable and reasonably estimable.

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

Stock-Based Compensation — Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“No. 123R”) using a modified version of the prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based compensation expense for fiscal 2006, fiscal 2005 and fiscal 2004 was $14.3 million ($8.9 million net of tax), $1.6 million ($1.0 million net of tax) and $0.3 million ($0.2 million net of tax), respectively. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R. This information is presented as if the

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had accounted for its stock-based awards to employees under the fair value based method for all periods presented. Pro forma net income and earnings per share are as follows for the fiscal years ended:

	2005	2004

Net income, as reported	$339,753	$282,818
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	998	186
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(9,830)	(14,782)

Pro forma net income	$330,921	$268,222

Basic earnings per share, as reported	$0.84	$0.68
Basic earnings per share, pro forma	$0.82	$0.64
Diluted earnings per share, as reported	$0.82	$0.66
Diluted earnings per share, pro forma	$0.80	$0.63

Foreign Currency Translation — Assets and liabilities of the Company’s Canadian subsidiaries that are denominated in Canadian dollars are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The functional currency of our Canadian subsidiaries is the local currency; therefore the effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income in the Consolidated Balance Sheets.

Comprehensive Income — Comprehensive income consists of net income; unrealized gains (losses) on securities available-for-sale, net of related income taxes; and foreign currency translation adjustments. These results are incorporated into the Consolidated Statements of Stockholders’ Equity.

Derivatives and Hedging Activities — The Company utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently in the Consolidated Statements of Income.

Reclassifications — Other receivables of approximately $70.0 million as of September 30, 2005 have been reclassified from other assets in the Consolidated Balance Sheet. Money market and other mutual fund fees of approximately $25.1 million and $21.4 million for fiscal 2005 and 2004, respectively, have been reclassified from other revenues in the Consolidated Statements of Income. Amortization of acquired intangible assets of approximately $13.9 million and $12.2 million for fiscal 2005 and 2004, respectively, has been reclassified from depreciation and amortization in the Consolidated Statements of Income. Gains on disposal of property of approximately $0.4 million for fiscal 2005 and losses on disposal of property of approximately $1.1 million for fiscal 2004 have been reclassified to other expense in the Consolidated Statements of Income. Each of the aforementioned reclassifications was made in order to conform to the current financial statement presentation.

Recently Issued Accounting Pronouncements:

FIN No. 48 — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for the Company’s fiscal year beginning September 29, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The Company is analyzing the impact of adopting FIN No. 48.

SFAS No. 157 — In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for the Company’s fiscal year beginning September 27, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Business Combinations

On January 24, 2006, the Company completed the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase, dated June 22, 2005, as amended (the “Purchase Agreement”), with The Toronto-Dominion Bank (“TD”). The Company purchased from TD (the “Share Purchase”) all of the capital stock of TD Waterhouse in exchange for 196,300,000 shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5 percent of the outstanding shares of the Company after giving effect to the transaction. Upon the completion of the transaction, the Company changed its name to TD AMERITRADE Holding Corporation and the authorized shares of common stock of the Company were increased from 650 million to one billion. The Company’s consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, the Company completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. The Company has agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada were subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. On May 5, 2006, the Company received approximately $45.9 million from TD for the settlement of cash adjustments related to the purchase of TD Waterhouse and the sale of Ameritrade Canada.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Purchase Agreement, TD was given rights to have its shares of common stock of the Company registered for resale. TD licensed the Company the right to use the “TD” name in connection with the operation of the Company’s business. The parties also entered into agreements regarding bank sweep accounts and mutual funds. See Note 18 for discussion of related party transactions.

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

The preliminary purchase price for TD Waterhouse was comprised of the following:

TD AMERITRADE common stock issued	$2,123,181
Cash acquired, net of cash paid	(580,056)
Closing date capital adjustments	(45,915)
Acquisition costs	20,740
Exit and involuntary termination costs	118,078

Total preliminary purchase price	$1,636,028

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocation for TD Waterhouse is summarized as follows:

Cash and investments segregated in compliance with federal regulations	$76,000
Receivable from broker, dealers and clearing organizations	148,637
Receivable from clients, net	3,871,184
Receivable from affiliate	5,712
Other receivables	8,521
Property and equipment	18,735
Goodwill	969,253
Acquired intangible assets	839,426
Investments in equity securities	9,420
Other assets	70,065

Total assets acquired	6,016,953

Payable to brokers, dealers and clearing organizations	(2,046,812)
Payable to clients	(1,631,740)
Accounts payable and accrued liabilities	(188,308)
Payable to affiliate	(2,093)
Securities sold, not yet purchased	(2,417)
Notes payable to affiliate	(300,000)
Deferred income taxes	(210,068)

Total liabilities assumed	(4,381,438)

Other comprehensive income	513

Total preliminary purchase price allocated	$1,636,028

Approximately $134.5 million of the goodwill associated with the TD Waterhouse acquisition is expected to be deductible for income tax purposes, resulting from the carryover tax basis of businesses previously acquired by TD Waterhouse. The remainder of the goodwill is not expected to be deductible for income tax purposes because the transaction was not treated as a purchase of assets for income tax purposes. The purchase price is preliminary, primarily due to estimates included for exit and involuntary termination costs and deferred income taxes. Differences between these estimates and actual results may result in adjustments to the purchase price. The Company began formulating plans to consolidate certain facilities and functions prior to the closing of the acquisition of TD Waterhouse. Although the Company believes its plans are reasonable, minor changes may still be made to the scope or timing of such plans, which may result in changes to estimated exit and involuntary termination costs. Exit and involuntary termination costs consist primarily of severance and other involuntary termination costs for approximately 900 TD Waterhouse employees, costs associated with unfavorable leases and other contract termination costs. See Note 8 for a summary of acquisition exit cost activity.

The following table summarizes the major classes of TD Waterhouse acquired intangible assets and the respective amortization periods:

		Amortization
	Amount	Period (Years)

Client relationships	$693,752	17
Trademark license — TD	145,674	None

	$839,426

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts allocated to acquired intangible assets were based on the results of an independent valuation. The weighted average amortization period of the acquired intangible assets subject to amortization is 17 years. The initial term of the trademark license agreement with TD is ten years and the agreement is automatically renewable for additional ten-year periods. The acquired intangible asset associated with the trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.

The following unaudited pro forma financial information sets forth the results of operations of the Company as if the acquisition of TD Waterhouse had occurred at the beginning of the periods presented. The pro forma results for periods prior to the acquisition date do not reflect any potential operating cost savings that may result from the consolidation of operations of the Company with the acquired company and are not necessarily indicative of the results of future operations.

Pro forma financial information (unaudited) for the fiscal years ended:

	2006	2005

Net revenues	$2,101,574	$1,828,084
Net income	$555,531	$366,088
Basic earnings per share	$0.92	$0.61
Diluted earnings per share	$0.90	$0.60

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

On February 13, 2004, the Company completed its purchase of approximately 11,000 retail brokerage accounts from BrokerageAmerica, LLC. The purchase price was $1.25 million. The entire purchase price has been allocated to acquired intangible assets for the fair value of the BrokerageAmerica, LLC client relationships. This intangible asset is being amortized over a 20-year period.

3.	Goodwill and Acquired Intangible Assets

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill:

Balance as of September 24, 2004	$770,094
Purchase accounting adjustments, net of income taxes(1)	476
Tax benefit of option exercises(2)	(1,355)

Balance as of September 30, 2005	769,215
Goodwill recorded in purchase of TD Waterhouse (see Note 2)	969,253
Purchase accounting adjustments(3)	(6,358)
Tax benefit of option exercises(2)	(392)

Balance as of September 29, 2006	$1,731,718

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Purchase accounting adjustments for fiscal year 2005 consist of approximately $1.2 million of adjustments to liabilities relating to the acquisition of Bidwell, partially offset by an adjustment to reclassify approximately $0.7 million of the purchase price of the Bidwell acquisition to acquired intangible assets for the Bidwell client relationships.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger in fiscal 2002. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

(3)	Purchase accounting adjustments for fiscal year 2006 consist of reductions to accruals for uncertain tax positions relating to the Datek merger.

Acquired intangible assets consist of the following as of the fiscal years ended:

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$991,522	$(80,323)	$911,199	$297,770	$(38,137)	$259,633
Non-competition agreement	300	(274)	26	300	(174)	126
Trademark license — TD	145,674	—	145,674	—	—	—

	$1,137,496	$(80,597)	$1,056,899	$298,070	$(38,311)	$259,759

Amortization expense on acquired intangible assets was $42.3 million, $13.9 million and $12.2 million for fiscal years 2006, 2005 and 2004, respectively. The Company estimates amortization expense on acquired intangible assets outstanding as of September 29, 2006 will be approximately $54.6 million for each of the five succeeding fiscal years.

4.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following as of the fiscal years ended:

	2006	2005

Receivable:
Deposits paid for securities borrowed	$4,441,896	$3,366,645
Broker-dealers	16,449	—
Clearing organizations	85,999	48,298
Securities failed to deliver	22,181	5,283

Total	$4,566,525	$3,420,226

Payable:
Deposits received for securities loaned	$6,942,123	$4,429,518
Broker-dealers	44,423	—
Clearing organizations	7,663	13,855
Securities failed to receive	28,392	6,313

Total	$7,022,601	$4,449,686

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Allowance for Doubtful Accounts on Receivable from Clients

The following table summarizes activity in the Company’s allowance for doubtful accounts on receivable from clients for the fiscal years indicated:

	2006	2005	2004

Beginning balance	$12,925	$9,812	$10,948
Provision for doubtful accounts	2,647	8,773	2,547
Acquired in business combinations	8,795	—	—
Write-off of doubtful accounts	(4,077)	(5,660)	(3,683)

Ending balance	$20,290	$12,925	$9,812

6.	Property and Equipment

Property and equipment consists of the following as of the fiscal years ended:

	2006	2005

Leasehold improvements	$24,340	$15,824
Software	73,769	60,921
Computer equipment	29,059	15,282
Other equipment, furniture and fixtures	26,485	17,088

	153,653	109,115
Less: Accumulated depreciation and amortization	(96,307)	(75,856)

Property and equipment — net	$57,346	$33,259

7.	Investments in Equity Securities

The Company’s investments in equity securities are summarized in the following table:

	September 29,	September 30,
	2006	2005

Available-for-sale investments, at fair value:
Marketable equity securities	$6,040	$68,354
Trading investments, at fair value:
Marketable equity securities	10,404	—
Other investments, at cost	92	221

Total investments in equity securities	$16,536	$68,575

As of September 30, 2005, the Company owned approximately 7.9 million common shares of Knight Capital Group, Inc. (“Knight”), representing approximately eight percent of Knight’s outstanding common shares. In January 2006, the Company liquidated its position in Knight and the prepaid variable forward contracts described in Note 17, resulting in a one-time pre-tax net gain of approximately $78.8 million. The Company accounted for its investment in Knight as a marketable equity security available-for-sale; therefore, the unrealized gain was reflected in other comprehensive income, net of taxes, in the Consolidated Balance Sheets. Upon the sale of the Knight investment, the unrealized gain was reclassified from other comprehensive income into earnings, net of taxes. See the Consolidated Statements of Stockholders’ Equity for a complete summary of comprehensive income.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale investments in equity securities included gross unrealized gains of $5.2 million and $67.2 million as of September 29, 2006 and September 30, 2005, respectively, which are included in accumulated other comprehensive income on the Consolidated Balance Sheets.

8.	Acquisition Exit Liabilities

The Company has recorded exit liabilities associated with acquisitions, which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. These exit liabilities consist principally of severance pay and other termination benefits and contract termination costs. The following is a summary of the activity in the Company’s acquisition exit liabilities:

	Employee	Clearing and	Occupancy	Professional
	Compensation	Execution	and Equipment	Services	Total

Balance, Sept 26, 2003	$2,707	$—	$4,913	$—	$7,620
Fiscal 2004 activity:
Exit costs recorded	4,172	—	1,016	—	5,188
Utilized	(6,302)	—	(816)	—	(7,118)

Balance, Sept 24, 2004	577	—	5,113	—	5,690
Fiscal 2005 activity:
Exit costs recorded	—	—	226	—	226
Utilized	(456)	—	(2,122)	—	(2,578)

Balance, Sept 30, 2005	121	—	3,217	—	3,338
Fiscal 2006 activity:
Exit costs recorded	59,335	8,850	46,936	2,957	118,078
Utilized	(32,780)	—	(26,985)	(400)	(60,165)

Balance, Sept 29, 2006	$26,676	$8,850	$23,168	$2,557	$61,251

The exit costs recorded during fiscal 2006 relate to the acquisition of TD Waterhouse described in Note 2. Acquisition employee compensation liabilities and professional services contract termination costs are expected to be substantially paid over the course of the TD Waterhouse integration during fiscal 2007. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the respective lease periods through fiscal 2015.

9.	Credit Facilities

The Company entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on leverage ratios and amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Under the terms of the Financings, the Company may prepay borrowings without penalty.

The Company used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for working capital purposes. No initial borrowings were made on the Revolving Facility, which was established for general corporate purposes.

The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at the Company’s option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50 percent if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25 percent if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00 percent if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00 percent less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50 percent or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50 percent plus (ii) 0.50 percent. On September 29, 2006, the applicable interest rate on the Term A Facility and the Term B Facility was 6.57 percent and 6.82 percent, respectively, based on 30-day LIBOR. As of September 29, 2006, the Company had outstanding indebtedness of $0.2 billion, $1.5 billion and $0 under the Term A Facility, Term B Facility and Revolving Facility, respectively. The Company has not made any borrowings under the Revolving Facility. The Financings also provide that the Company is obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that the Company pays fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by the Company and the issuing bank. A commitment fee at the rate of 0.375 percent per annum accrues on any unused amount of the Revolving Facility.

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

The Financings contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on the Company’s outstanding capital stock and repurchases or redemptions of the Company’s outstanding capital stock, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Financings as of September 29, 2006, except for a failure to timely notify the lenders of name changes of certain guarantor subsidiaries. The Company has requested a waiver from the lenders for the lack of timely notification.

Fiscal year maturities on long-term debt outstanding at September 29, 2006 are as follows:

2007	$25,000
2008	34,375
2009	37,500
2010	56,250
2011	62,500
Thereafter	1,487,750

Total	$1,703,375

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company, through its wholly owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $740 million and $180 million as of September 29, 2006 and September 30, 2005, respectively. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $435 million and $310 million as of September 29, 2006 and September 30, 2005, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 29, 2006 and September 30, 2005. As of September 29, 2006 and September 30, 2005, approximately $1.0 billion and $490 million, respectively, was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

10.	Income Taxes

Provision for income taxes is comprised of the following for fiscal years ended:

	2006	2005	2004

Current expense:
Federal	$242,511	$180,733	$132,315
State	42,392	29,479	25,543
Foreign	168	1,250	1,284

	285,071	211,462	159,142

Deferred expense (benefit):
Federal	35,518	2,813	20,374
State	9,225	325	(3,338)
Foreign	732	(861)	91

	45,475	2,277	17,127

Provision for income taxes	$330,546	$213,739	$176,269

The Company is subject to examination by the Internal Revenue Service, states in which the Company has significant business operations, and other taxing authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the likelihood of additional tax deficiencies in each of the taxing jurisdictions resulting from ongoing and subsequent years’ examinations. Included in current income tax expense are changes to accruals for expected tax deficiencies, along with applicable interest and penalties, in accordance with SFAS No. 5.

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years ended:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	4.0	3.6	3.3
Reversal of accruals for contingent tax liabilities	(0.3)	—	—
Other	(0.1)	—	0.1

	38.6%	38.6%	38.4%

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following as of the fiscal years ended:

	2006	2005

Deferred tax assets:
Accrued liabilities	$48,979	$14,877
Stock-based compensation	15,001	688
Allowance for doubtful accounts	7,609	4,976
Operating loss carryforwards	6,348	6,502
Other deferred tax assets	—	2,205

Gross deferred tax assets	77,937	29,248
Less: Valuation allowance	(6,174)	(5,164)

Net deferred tax assets	71,763	24,084

Deferred tax liabilities:
Property and intangible assets	(373,784)	(93,388)
Unrealized investment and derivative gains/losses, net	(4,657)	(18,000)
Other deferred tax liabilities	(2,643)	(1,965)

Total deferred tax liabilities	(381,084)	(113,353)

Net deferred tax liabilities	$(309,321)	$(89,269)

At September 29, 2006, subsidiaries of the Company have approximately $108.4 million of separate state operating loss carryforwards, which expire between 2012 and 2013. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The increase in the valuation allowance of approximately $1.0 million from September 30, 2005 to September 29, 2006 was due to additional net operating losses generated at the separate subsidiaries, and was charged to income tax expense. Any amounts realized from the utilization of the net operating losses acquired as part of the TD Waterhouse acquisition will be recorded as an adjustment to the goodwill recorded in the business combination.

11.	Net Capital

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table as of the fiscal years ended:

	2006			2005
		Minimum	Excess		Minimum	Excess
		Net Capital	Minimum		Net Capital	Minimum
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

Ameritrade, Inc.	$397,034	$88,891	$308,143	$321,653	$87,437	$234,216
National Investor Services Corp.	333,134	77,548	255,586	N/A	N/A	N/A
TD AMERITRADE, Inc.	48,932	26,146	22,786	N/A	N/A	N/A
TD Waterhouse Capital Markets, Inc.	4,397	1,000	3,397	N/A	N/A	N/A

Totals	$783,497	$193,585	$589,912	$321,653	$87,437	$234,216

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ameritrade, Inc. and National Investor Services Corp. are clearing broker-dealers. TD AMERITRADE, Inc. is an introducing broker-dealer. TD Waterhouse Capital Markets, Inc. is registered as a market-maker in over-the-counter equity securities.

12.	Stock Option and Incentive Plans

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

Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company’s common stock on the grant date. Stock options generally vest over a one-to four-year period and expire 10 years after the grant date. Restricted Stock Units (“RSUs”) are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period. RSUs granted to non-employee directors generally vest ratably over a three-year period. Performance Restricted Stock Units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the performance of the Company against specified performance goals, generally over a three year period. At the end of the performance period, the number of shares of common stock issued will be determined by adjusting upward or downward from the target in a range between zero and 120 percent. Shares of common stock will be issued following the end of the performance period.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”) using a modified version of the prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based compensation expense was $14.3 million, $1.6 million and $0.3 million for fiscal years 2006, 2005 and 2004, respectively. The related income tax benefits were $5.4 million, $0.6 million and $0.1 million for fiscal years 2006, 2005 and 2004, respectively. The cumulative effect of initially adopting SFAS No. 123R was not material.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2006	2005	2004

Risk-free interest rate	4.40%	3.50%	3.25%
Expected dividend yield	0%	0%	0%
Expected volatility	58%	62%	68%
Expected option life (years)	5.0	5.0	5.0

The risk free interest rate assumptions are based on 5-year U.S. Treasury note yields. The expected volatility is based on historical daily price changes of the Company’s stock since April 2001. The expected option life is the average number of years that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.

The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 29, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of period	21,483	$6.38
Granted	10	$22.17
Exercised	(9,020)	$5.20
Canceled	(470)	$10.42
Special Dividend Adjustment	6,016	$4.81

Outstanding at end of period	18,019	$4.76	5.7	$253,853

Exercisable at end of period	16,422	$4.61	5.6	$233,859

The weighted-average grant-date fair value of options granted during fiscal years 2006, 2005 and 2004 was $11.97, $6.88 and $6.60, respectively. The total intrinsic value of options exercised during fiscal years 2006, 2005 and 2004 was $128.0 million, $49.7 million and $30.9 million, respectively.

As of September 29, 2006, the total compensation cost related to nonvested stock option awards was approximately $4.4 million and is expected to be recognized over a weighted average period of 9 months.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 29, 2006:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of period	—	$—
Granted	720	$20.81
Vested	(1)	$20.92
Forfeited	(58)	$20.93

Nonvested at end of period	661	$20.80

The following is a summary of PRSU activity in the Company’s stock incentive plans for the fiscal year ended September 29, 2006:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of period	—	$—
Granted	1,346	$20.72
Vested	—	$—
Forfeited	(30)	$20.92

Nonvested at end of period	1,316	$20.71

The PRSU units reflected in the table above reflect the target number of awards assuming the performance goals are attained at 100 percent. Actual performance may result in zero to 120 percent of the target units ultimately being earned; therefore, the actual number of shares issued may ultimately differ.

As of September 29, 2006, there was $37.4 million of estimated unrecognized compensation cost related to nonvested RSUs and PRSUs. As of September 29, 2006, these costs are expected to be recognized over a weighted average period of 2.5 years.

Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse, as amended, requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition of TD Waterhouse on January 24, 2006. As of September 29, 2006, the Company had repurchased 3.8 million shares and was obligated to repurchase approximately 4.2 million additional shares pursuant to the Stockholders Agreement. As of November 3, 2006, the Company had completed the purchase of the additional 4.2 million shares. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans

The Company has 401(k) and profit-sharing plans under which annual profit-sharing contributions are determined at the discretion of the Board of Directors. The Company also makes matching contributions pursuant to the plan document or at the discretion of the Board of Directors, as applicable. Profit-sharing and matching contributions expense was $13.6 million, $5.4 million and $5.6 million for fiscal years 2006, 2005 and 2004, respectively.

14.	Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years ended:

	2006	2005	2004

Net income	$526,759	$339,753	$282,818

Weighted average shares outstanding — basic	544,307	404,215	417,629
Effect of dilutive securities:
Stock options	11,064	8,930	9,322
Restricted stock units	64	—	—
Deferred compensation shares	30	22	21

Weighted average shares outstanding — diluted	555,465	413,167	426,972

Earnings per share — basic	$0.97	$0.84	$0.68
Earnings per share — diluted	$0.95	$0.82	$0.66

In fiscal years 2006, 2005 and 2004, options to purchase approximately 0.1 million, 0.8 million and 1.1 million weighted average shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices exceeded the average market price of the common stock during the period.

15.	Commitments and Contingencies

Lease Commitments — The Company and its subsidiaries have various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows:

	Minimum Lease	Sublease	Net Lease
Fiscal Year Ending	Payments	Proceeds	Commitments

2007	$42,127	$(3,514)	$38,613
2008	34,270	(3,749)	30,521
2009	30,058	(2,836)	27,222
2010	25,271	(2,749)	22,522
2011	18,155	(83)	18,072
Thereafter (to 2021)	50,750	—	50,750

Total	$200,631	$(12,931)	$187,700

Rental expense was approximately $35.4 million, $23.4 million and $24.3 million for fiscal years 2006, 2005 and 2004, respectively.

The Company and its subsidiaries have various capital leases on computer and office equipment. The amortization of equipment under capital leases is included in depreciation and amortization in the Consolidated

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income. The following is a schedule of future minimum lease payments under capital leases along with the present value of the minimum lease payments.

Fiscal year ending 2007	$4,134
Fiscal year ending 2008	3,255
Fiscal year ending 2009	699

Total minimum lease payments	8,088
Less: Amount representing interest	(751)

Present value of minimum lease payments	$7,337

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

Net Capital Matter — In November 2004, the NASD initiated an inquiry into a transfer of client cash balances held at the Company’s broker-dealer subsidiary, Ameritrade, Inc., to FDIC-insured deposit accounts held at banks. On November 12, 2004, the Company’s broker-dealer subsidiary, Ameritrade, Inc., was notified by the staff of the NASD and the staff of the SEC Division of Market Regulation (collectively the “Staffs”) that they believed that for regulatory purposes certain funds held in banks on behalf of clients are liabilities and assets of Ameritrade, Inc. rather than liabilities and assets only of the banks. The resulting assets have not been allowed for purposes of Ameritrade, Inc.’s regulatory net capital calculation. Accordingly, in the Staffs’ view Ameritrade, Inc.’s net capital was below its minimum amount required under Exchange Act Rule 15c3-1. Ameritrade, Inc. cured the asserted deficiency on November 15, 2004, the first business day following the notification.

On November 14, 2005, the NASD advised Ameritrade, Inc. that NASD Staff made a preliminary determination to recommend disciplinary action against Ameritrade, Inc. based on allegations that it violated SEC net capital and customer protection rules and NASD conduct rules. Ameritrade, Inc. has submitted a response setting forth the reasons it believes that the NASD should not bring a disciplinary action. Conditioned upon the final agreement of the NASD, the Company currently expects to settle this matter for an amount that is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flows. This matter had no impact on the Company’s results of operations or net cash flows for any period presented in the consolidated financial statements.

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

Income Taxes — The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. TD has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse prior to the acquisition.

General Contingencies — In the ordinary course of business, there are various contingencies that are not reflected in the consolidated financial statements. These include the Company’s broker-dealer subsidiaries’ client

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contracted obligations.

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

The Company seeks to mitigate the risks associated with its client activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.

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

The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by requiring collateral to be returned by the counterparties when necessary.

As of September 29, 2006, client excess margin securities of approximately $9.7 billion and stock borrowings of approximately $4.4 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $8.3 billion of available collateral as of September 29, 2006.

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

Employment Agreements — The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary and incentive compensation, stock award acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in control of the Company. Incentive compensation amounts are based on the Company’s financial performance and other factors.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment Information

In connection with the integration of TD Waterhouse, the Company is developing a new management financial reporting structure and does not currently report results of operations internally on an operating segment basis. The Company will reevaluate its segment reporting in light of the new reporting structure upon its completion, which is expected to occur during fiscal 2007.

Prior to the sale of Ameritrade Canada, Inc. to TD on January 24, 2006, the Company had broker-dealer operations in the United States and Canada. Pursuant to the sale of Ameritrade Canada, Inc., the Company has agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business). The Company’s Canadian operations did not have significant long-lived assets for any period presented. The following table summarizes the Company’s revenues from external clients by geographic area of operations.

	2006	2005	2004

United States	$1,799,915	$992,900	$870,679
Canada	3,616	10,253	9,434

Total	$1,803,531	$1,003,153	$880,113

17.	Derivative Financial Instruments and Hedging Activities

During fiscal 2003, the Company executed a series of prepaid variable forward contracts (the “forward contracts”) with a total notional amount of approximately $41.4 million on 7.9 million underlying Knight shares. The forward contracts each contained a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a weighted average cap price of $6.17 per share. At the inception of the forward contracts, the Company received cash of approximately $35.5 million, equal to approximately 86 percent of the notional amount. The forward contracts were scheduled to mature on various dates in fiscal years 2006 and 2007. The Company liquidated its position in Knight and the prepaid variable forward contracts in January 2006, resulting in a pre-tax net gain of approximately $78.8 million.

The embedded collars did not qualify for hedge accounting treatment, and were therefore accounted for as non-hedging derivatives in the consolidated financial statements. The total fair value of the embedded collars was included under the caption “Prepaid variable forward derivative instrument” in the Consolidated Balance Sheets and changes in the fair value of the embedded collars were included under the caption “Fair value adjustments of investment-related derivative instruments” in the Consolidated Statements of Income.

The $35.5 million of cash received on the forward contracts was accounted for as an obligation in the Consolidated Balance Sheets. The Company was accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3 percent. Upon settlement of each forward contract in January 2006, the realized gain on the Knight stock delivered to the counterparty or otherwise sold has been reclassified from other comprehensive income into earnings, net of taxes.

The Company is also a party to equity swap agreements in TD common stock related to restricted share unit plan liabilities assumed in connection with the acquisition of TD Waterhouse. These swap agreements are described in Note 18.

18.	Related Party Transactions

Certain Company directors and associates maintain margin accounts with the Company’s clearing subsidiaries. The Company had margin loans to Company directors and associates totaling $5.1 million and $23.0 million

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of September 29, 2006 and September 30, 2005, respectively. These loans are made in the ordinary course of the Company’s business on terms no more favorable than those available on comparable transactions with other parties.

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

The total shares sold by entities affiliated with Bain Capital includes 541,450 shares contributed by certain partners and other employees of the Bain Capital entities to certain charities prior to the offering. The charities sold the donated shares to the Company concurrent with the offering. Stephen G. Pagliuca, a director of the Company at the time of the transaction, is Managing Director of Bain Capital. Glenn H. Hutchins, a director of the Company at the time of the transaction, is a Managing Member of Silver Lake Partners. C. Kevin Landry, a director of the Company at the time of the transaction, is a Managing Director and Chief Executive Officer of TA Associates, Inc. J. Joe Ricketts is Chairman and Founder of the Company. J. Peter Ricketts was the Company’s Executive Vice President and Chief Operating Officer and Vice Chairman of the Board of Directors at the time of the transaction. The secondary offering was conducted pursuant to the terms of a registration rights agreement dated July 26, 2002 entered into among the Company and the selling stockholders, among others, in connection with the Datek merger. In accordance with the terms of the registration rights agreement, the Company paid various expenses of the offering totaling approximately $0.6 million.

As a result of the acquisition of TD Waterhouse described in Note 2, TD became an affiliate of the Company, owning approximately 39.6 percent of the Company’s outstanding common stock as of September 29, 2006. Pursuant to the Stockholders Agreement, TD designated five of twelve members to the Company’s Board of Directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.

Money Market Deposit Account (“MMDA”) Agreement

Three broker-dealer subsidiaries of the Company, TD AMERITRADE, Inc. (formerly TD Waterhouse Investor Services, Inc.) (“TDA Inc.”), Ameritrade, Inc. and National Investor Services Corp. (“NISC”), are party to a money market deposit account agreement with TD Bank USA, N.A. (“TD Bank USA”) (formerly known as TD Waterhouse Bank, N.A.) and TD, pursuant to which TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and Ameritrade, Inc. and NISC act as agents for clients of TDA Inc. and as recordkeepers for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc., Ameritrade, Inc. and NISC collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets, less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 20 basis points and certain direct expenses. The MMDA agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms, provided that following the first anniversary of the agreement, the agreement may be terminated by any

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party thereto upon one year’s prior written notice. The Company earned fee income associated with the money market deposit account agreement of $185.0 million for fiscal 2006, which is reflected as money market deposit account fees in the Consolidated Statements of Income.

Mutual Fund Agreements

The Company or certain of its subsidiaries and an affiliate of TD are party to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients, and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. In the event payments under the transfer agency agreement, shareholder services agreement and dealer agreement are less than the minimum compensation called for by the services agreement, the deficit is paid under the services agreement. The services agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms (so long as certain related agreements are in effect), provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company may terminate the services agreement upon 120 days notice if it does not earn monthly fees greater than a specified level. The Company earned fee income associated with these agreements of $62.6 million for fiscal 2006, which is included in money market and other mutual fund fees in the Consolidated Statements of Income.

Interim Cash Management Services Agreement

Pursuant to an Interim Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. until the earlier of TDA Inc. successfully converting the cash management services to another service provider or TD Bank USA and TDA Inc. entering into a formal cash management services agreement. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the interim cash management services agreement of $2.3 million for fiscal 2006, which is included in clearing and execution costs in the Consolidated Statements of Income.

Bridge Loan and Subordinated Notes

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

The Company incurred interest expense for fiscal 2006 of $2.6 million and $0.8 million for the Bridge Loan and Subordinated Notes, respectively.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Agreement for Phantom Stock Plan Liabilities

Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the acquisition. Under this plan, participants were granted units of stock appreciation rights (SARs) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a direct wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 244,100 SARs outstanding as of September 29, 2006, with an approximate value of $7.8 million. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.

Restricted Share Units and Related Swap Agreements

The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after withholdings, is paid in cash. Under these plans, participants are granted phantom share units equivalent to TD’s common stock that are cliff vested over three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. The Company incurred $0.3 million of interest expense to the TD affiliate to finance the swap agreements during fiscal 2006. There were 335,980 restricted share units outstanding as of September 29, 2006, with an approximate value of $19.9 million. The Company recorded gains on fair value adjustments to the equity swap agreements of $1.7 million for fiscal 2006, which are included in fair value adjustments of compensation-related derivative instruments in the Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.

Canadian Call Center Services Agreement

Pursuant to the Canadian Call Center Services Agreement, as amended, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc., until November 30, 2008, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $8.3 million for fiscal 2006, which is included in professional services expense in the Consolidated Statements of Income.

Other Related Party Transactions with TD

NISC provides clearing services to a U.S. affiliate of TD. The Company earned fee income associated with these clearing services of $1.1 million for fiscal 2006, which is included in commissions and transaction fees revenue in the Consolidated Statements of Income.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliate and payable to affiliate, respectively, in the Consolidated Balance Sheets. Such balances are generally settled in cash on a monthly basis.

19.	Condensed Financial Information (Parent Company Only)

The following presents the parent company’s condensed balance sheets, statements of income and statements of cash flows:

CONDENSED BALANCE SHEETS
As of September 29, 2006 and September 30, 2005

	2006	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$17,812	$43,142
Investments in subsidiaries	3,558,639	1,362,653
Investments in equity securities	783	65,931
Receivable from subsidiaries	90,544	183,033
Deferred income taxes, net	2,101	—
Other assets	18,456	6,979

Total assets	$3,688,335	$1,661,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$46,612	$56,975
Payable to subsidiaries	208,114	12,601
Prepaid variable forward derivative instrument	—	20,423
Prepaid variable forward contract obligation	—	39,518
Long-term debt	1,703,375	—
Deferred income taxes, net	—	13,354

Total liabilities	1,958,101	142,871
Stockholders’ equity	1,730,234	1,518,867

Total liabilities and stockholders’ equity	$3,688,335	$1,661,738

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME
For the Years Ended September 29, 2006, September 30, 2005 and September 24, 2004

	2006	2005	2004
	(In thousands)

Revenues:
Management fee from subsidiaries	$36,985	$46,121	$3,103
Interest revenue	1,871	286	90

Total revenues	38,856	46,407	3,193

Expenses:
Employee compensation and benefits	25,415	22,148	14,657
Interest expense	89,809	2,046	1,861
Fair value adjustments of investment-related derivative instruments	11,703	(8,315)	(17,930)
Allocated costs from subsidiaries	5,695	4,623	3,232
Other	6,601	1,951	1,862

Total expenses	139,223	22,453	3,682

Income (loss) before other income, income taxes and equity in income of subsidiaries	(100,367)	23,954	(489)
Other income:
Gain on sale of investment	78,840	—	—

Income (loss) before income taxes and equity in income of subsidiaries	(21,527)	23,954	(489)
Provision for (benefit from) income taxes	(10,354)	10,826	303

Income (loss) before equity in income of subsidiaries	(11,173)	13,128	(792)
Equity in income of subsidiaries	537,932	326,625	283,610

Net income	$526,759	$339,753	$282,818

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended September 29, 2006, September 30, 2005 and September 24, 2004

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$526,759	$339,753	$282,818
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in income of subsidiaries	(537,932)	(326,625)	(283,610)
Deferred income taxes	9,427	1,131	6,884
Gain on sale of investments in equity securities	(78,840)	—	—
Fair value adjustments of investment-related derivative instruments	11,703	(8,315)	(17,930)
Dividends from subsidiaries	596,000	260,000	342,000
Stock based compensation	14,329	1,622	306
Other	454	1,862	2,517
Changes in operating assets and liabilities:
Receivable from subsidiaries	43,708	(174,168)	48,204
Other assets	29,439	(6,813)	(63)
Accounts payable and accrued liabilities	(33,815)	50,077	(28,834)
Payable to subsidiaries	195,513	(50,164)	62,765

Net cash provided by operating activities	776,745	88,360	415,057

Cash flows from investing activities:
Investment in subsidiaries	(77,000)	—	(20,428)
Return of capital from subsidiaries	—	1,664	19,000
Proceeds from sale of investment	7,492	—	—
Cash paid in business combinations	(20)	—	(55,100)
Purchase of investments	(198)	(185)	(36)

Net cash (used in) provided by investing activities	(69,726)	1,479	(56,564)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	—	—
Payment of debt issuance costs	(20,992)	—	—
Principal payments on long-term debt	(196,625)	—	(46,828)
Proceeds from exercise of stock options	46,881	28,142	13,807
Payment of cash dividend	(2,442,780)	—	—
Purchase of treasury stock	(67,697)	(77,229)	(323,660)
Excess tax benefits on stock-based compensation	48,864	—	—
Payments received on stockholder loans	—	—	428

Net cash used in financing activities	(732,349)	(49,087)	(356,253)

Net increase (decrease) in cash and cash equivalents	(25,330)	40,752	2,240
Cash and cash equivalents at beginning of period	43,142	2,390	150

Cash and cash equivalents at end of period	$17,812	$43,142	$2,390

Supplemental cash flow information:
Interest paid	$86,530	$263	$719
Income taxes paid	$256,170	$165,955	$162,006
Tax benefit on exercises and distributions of stock-based compensation	$49,256	$18,471	$12,465
Noncash investing and financing activities:
Assets transferred to subsidiaries, net	$(852)	$—	$(1,422)
Settlement of prepaid variable forward contract liabilities in exchange for investment	$72,077	$—	$—
Issuance of common stock in acquisition	$2,123,181	$—	$—

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)

	For the Fiscal Year Ended September 29, 2006
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter

Net revenues	$277,261	$497,226	$540,342	$488,701
Pre-tax income	$140,300	$282,209	$233,079	$201,716
Net income	$85,997	$172,835	$139,817	$128,110
Basic earnings per share	$0.21	$0.31	$0.23	$0.21
Diluted earnings per share	$0.21	$0.30	$0.23	$0.21

	For the Fiscal Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$261,981	$232,505	$234,354	$274,313
Pre-tax income	$134,652	$127,014	$136,885	$154,941
Net income	$84,409	$77,371	$83,586	$94,388
Basic earnings per share	$0.21	$0.19	$0.21	$0.23
Diluted earnings per share	$0.20	$0.19	$0.20	$0.23

Quarterly amounts may not sum to year-end totals due to rounding.

(1)	The Company’s results of operations for the second quarter of fiscal 2006 include a one-time pre-tax net gain of $78.8 million ($48.5 million after tax, or $0.08 per diluted share) on the sale of the Company’s investment in Knight and the related prepaid variable forward contracts. See Notes 7 and 17 for further information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of TD AMERITRADE Holding Corporation and its subsidiaries (the “Company”) is responsible for the preparation, consistency, integrity, and fair presentation of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis and, in management’s opinion, are fairly presented. The financial statements include amounts that are based on management’s informed judgments and best estimates.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has established and maintains comprehensive systems of internal control that provide reasonable assurance as to the consistency, integrity, and reliability of the preparation and presentation of financial statements; the safeguarding of assets; the effectiveness and efficiency of operations; and compliance with applicable laws and regulations. The concept of reasonable assurance is based upon the recognition that the cost of the controls should not exceed the benefit derived. Management monitors the systems of internal control and maintains an independent internal auditing program that assesses the effectiveness of internal control. Management assessed the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles; the effectiveness and efficiency of operations; and compliance with applicable laws and regulations. This assessment was based on criteria for effective internal control established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Report).

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of September 29, 2006. In addition, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to the effectiveness and efficiency of operations and compliance with applicable laws and regulations as of September 29, 2006.

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

The Company’s consolidated financial statements have been audited by Ernst & Young LLP (“Ernst & Young”), independent registered public accounting firm. As part of its audit, Ernst & Young considers the Company’s internal control to plan the audit and determine the nature, timing, and extent of audit procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made in accordance with the standards of the Public Company Accounting Oversight Board (United States). Management’s assertions that the Company did maintain effective disclosure controls and procedures and internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles has been examined by Ernst & Young.

Management has made available to Ernst & Young all the Company’s financial records and related data, and information concerning the Company’s internal controls over financial reporting, and believes that all representations made to Ernst & Young during its audits and examination were valid and appropriate.

Ernst & Young has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report begins on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD AMERITRADE Holding Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that TD AMERITRADE Holding Corporation (the “Company”) maintained effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD AMERITRADE Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TD AMERITRADE Holding Corporation maintained effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TD AMERITRADE Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD AMERITRADE Holding Corporation as of September 29, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated November 15, 2006, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
November 15, 2006

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2006. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 29, 2006.

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

The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from portions of our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 29, 2006 (the “Proxy Statement”).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 29, 2006, information about compensation plans under which equity securities of the Company are authorized for issuance:

			Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	17,607,630	$4.79	28,206,629	(1)
Individual equity compensation arrangement	411,413	$3.48	N/A

Total	18,019,043	$4.76	28,206,629

(1)	The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 1996 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of September 29, 2006, there were, in the aggregate, 23,537,506 shares remaining available for issuance pursuant to the Long-Term Incentive Plan and the Directors Plan.

The table above includes the following options assumed in connection with the Company’s merger with Datek in fiscal 2002:

	Number of Securities to be	Weighted-Average
	Issued Upon Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	494,403	$3.71
Individual equity compensation arrangement	411,413	$3.48

Total	905,816	$3.60

The Company does not have any equity compensation plans that were not previously approved by stockholders. At September 30, 2005, the Company had in place an individual compensation arrangement assumed in the Datek merger that was not approved by Datek’s stockholders as follows:

•	Moishe Zelcer, a former employee of Datek, has an option to purchase 411,413 shares of Company common stock under a stock option agreement dated December 30, 1999. This option is fully vested and exercisable at an exercise price of $3.48 per share. This option expires on December 29, 2009.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report

1. Financial Statements

See “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”

2. Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits

2.1		Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 28, 2005)
2.2		Amendment No. 1 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of October 28, 2005 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed October 31, 2005)
2.3		Amendment No. 2 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of December 23, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed December 29, 2005)
2.4		Agreement of Sale and Purchase among Ameritrade Holding Corporation, Datek Online Holdings Corp., The Toronto-Dominion Bank and TD Waterhouse Canada Inc, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on September 12, 2005)
3.1		Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)
3.2		Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
10.1		Securities Clearing Agreement, dated as of January 28, 1997, between The Bank of New York and Ameritrade Clearing, Inc. (now known as Ameritrade, Inc.) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10	.2*	Form of Indemnification Agreements, dated as of May 30, 2006, between TD AMERITRADE Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)
10	.3*	Employment Agreement, as amended, effective as of June 23, 2006, between Joseph H. Moglia and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2006)
10	.4*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10	.5*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.6*	Employment Agreement, dated as of October 1, 2001, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10	.7*	Amendment to Employment Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.8*	Non-Qualified Stock Option Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.9*	Employment Agreement, dated as of September 26, 2006, between Ellen L.S. Koplow and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 29, 2006)
10	.10*	Employment Agreement, dated May 23, 2006, between John R. MacDonald and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 25, 2006)
10	.11*	Employment Agreement, dated May 23, 2006, between Asiff Hirji and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 25, 2006)

10	.12*	Employment Agreement, dated May 23, 2006, between T. Christian Armstrong and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 25, 2006)
10	.13*	Executive Employment Agreement, dated as of May 10, 2005, between Bryce B. Engel and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on July 22, 2005)
10	.14*	Executive Employment Agreement, dated as of May 10, 2005, between Lawrence Szczech and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on July 22, 2005)
10	.15*	Ameritrade Holding Corporation 1996 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Appendix B of the Company’s Proxy Statement filed on January 30, 2006)
10	.16*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.17*	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)
10	.18*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 9, 2006)
10	.19*	1996 Directors Incentive Plan, as amended and restated effective as of May 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 16, 2006)
10	.20*	Form of 1996 Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.21*	Form of 1996 Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.22*	Form of award letter to Bonus Recipients under the 1996 Directors Incentive Plan, dated February 27, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 1, 2006)
10	.23*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 16, 2006)
10	.24*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)
10	.25*	Form of award letter to Bonus Recipients under the Executive Deferred Compensation Program, dated February 23, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2006)
10	.26*	2002 Management Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2002)
10	.27*	Summary of Fiscal 2006 Performance Criteria, Ameritrade Holding Corporation 2002 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on February 8, 2006)
10	.28*	Summary of Fiscal 2005 Performance Criteria, Ameritrade Holding Corporation 2002 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed February 8, 2005)
10	.29*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)
10	.30*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.31*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)

10	.32*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.33		Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)
10.34		Amendment No. 1 to Stockholders Agreement among TD AMERITRADE Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD AMERITRADE, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.35		Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)
10.36		Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)
10.37		$2,200,000,000 Credit Agreement, dated January 23, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed February 8, 2006)
10.38		Amendment No. 1 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated March 31, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.39		$270,000,000 Promissory Note between TD Waterhouse Group, Inc. and Toronto Dominion (Texas) LLC, dated January 19, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
14		Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed May 6, 2004)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of Deloitte & Touche LLP
31.1		Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of December, 2006.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 7th day of December, 2006.

/s/ WILBUR J. PREZZANO
J. Joe Ricketts	Wilbur J. Prezzano
Chairman of the Board	Director

/s/ W. EDMUND CLARK	/s/ THOMAS S. RICKETTS
W. Edmund Clark	Thomas S. Ricketts
Vice Chairman of the Board	Director

/s/ MARSHALL A. COHEN	/s/ ROBERT T. SLEZAK
Marshall A. Cohen	Robert T. Slezak
Director	Director

/s/ ALLAN R. TESSLER
Dan W. Cook III	Allan R. Tessler
Director	Director

/s/ WILLIAM H. HATANAKA	/s/ FREDRIC J. TOMCZYK
William H. Hatanaka	Fredric J. Tomczyk
Director	Director

/s/ MARK L. MITCHELL Mark L. Mitchell Director