Form 10-Q
period 2006-12-31
TD AMERITRADE HOLDING CORP
filed 2007-02-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended December 31, 2006
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 26, 2007, there were 599,378,542 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation as of December 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD AMERITRADE Holding Corporation as of September 29, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 29, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ ERNST & YOUNG LLP
Chicago, Illinois
February 6, 2007

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	December 31,	September 29,
	2006	2006
ASSETS

Cash and cash equivalents	$440,585	$363,650
Short-term investments	38,725	65,275
Cash and investments segregated in compliance with federal regulations	319,896	1,561,910
Receivable from brokers, dealers and clearing organizations	5,721,817	4,566,525
Receivable from clients — net of allowance for doubtful accounts	7,633,408	6,970,834
Receivable from affiliate	21,891	19,191
Other receivables	142,987	89,038
Property and equipment — net of accumulated depreciation and amortization	69,965	57,346
Goodwill	1,746,855	1,731,718
Acquired intangible assets — net of accumulated amortization	1,043,075	1,056,899
Investments in equity securities	17,072	16,536
Other assets	65,308	59,547

Total assets	$17,261,584	$16,558,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$8,024,607	$7,022,601
Payable to clients	5,042,393	5,412,981
Accounts payable and accrued liabilities	415,048	368,996
Payable to affiliate	1,953	1,596
Securities sold, not yet purchased	7,061	2,028
Long-term debt	1,697,125	1,703,375
Capital lease obligations	6,424	7,337
Deferred income taxes, net	314,533	309,321

Total liabilities	15,509,144	14,828,235

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 631,381,860 shares issued; Dec. 31, 2006 — 600,061,351 shares outstanding; Sept. 29, 2006 — 607,626,040 shares outstanding	6,314	6,314
Additional paid-in capital	1,595,760	1,591,610
Retained earnings	586,395	440,762
Treasury stock, common, at cost — December 31, 2006 — 31,320,509 shares; September 29, 2006 — 23,755,820 shares	(439,705)	(312,410)
Deferred compensation	685	662
Accumulated other comprehensive income	2,991	3,296

Total stockholders’ equity	1,752,440	1,730,234

Total liabilities and stockholders’ equity	$17,261,584	$16,558,469

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	December 31,	December 31,
	2006	2005

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$191,861	$129,799

Asset-based revenues:
Interest revenue	242,849	177,354
Brokerage interest expense	(104,286)	(49,754)

Net interest revenue	138,563	127,600

Money market deposit account fees	135,281	—
Money market and other mutual fund fees	52,475	7,661

Total asset-based revenues	326,319	135,261

Other revenues	16,996	12,201

Net revenues	535,176	277,261

Expenses:
Employee compensation and benefits	98,130	44,892
Fair value adjustments of compensation-related derivative instruments	(614)	—
Clearing and execution costs	20,836	5,966
Communications	22,068	8,754
Occupancy and equipment costs	24,851	15,047
Depreciation and amortization	7,031	3,483
Amortization of acquired intangible assets	13,824	3,509
Professional services	25,092	9,593
Interest on borrowings	31,117	648
Other	14,808	6,803
Advertising	39,276	26,563
Fair value adjustments of investment-related derivative instruments	—	11,703

Total expenses	296,419	136,961

Income before other income and income taxes	238,757	140,300

Other income:
Gain on sale of investments	614	—

Pre-tax income	239,371	140,300
Provision for income taxes	93,738	54,303

Net income	$145,633	$85,997

Earnings per share — basic	$0.24	$0.21
Earnings per share — diluted	$0.24	$0.21

Weighted average shares outstanding — basic	603,028	406,560
Weighted average shares outstanding — diluted	612,833	417,063
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$145,633	$85,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,031	3,483
Amortization of acquired intangible assets	13,824	3,509
Deferred income taxes	12,505	(4,093)
Gain on sale of investments in equity securities	(614)	—
Gain on disposal of property	(143)	(206)
Fair value adjustments of derivative instruments	(614)	11,703
Stock-based compensation	4,911	1,670
Other	(2,917)	441
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	1,242,014	554,069
Brokerage receivables	(1,817,866)	206,620
Receivable from/payable to affiliate, net	(2,343)	—
Other receivables	(54,507)	(21,547)
Proceeds from sale of broker-dealer investments in equity securities	1,625	—
Other assets	(3,928)	916
Brokerage payables	631,418	(719,377)
Accounts payable and accrued liabilities	24,574	(18,637)
Securities sold, not yet purchased	5,033	(26,002)

Net cash provided by operating activities	205,636	78,546

Cash flows from investing activities:
Purchase of property and equipment	(16,846)	(196)
Cash paid in business combinations	(3,000)	—
Purchase of short-term investments	(75,625)	(370,325)
Proceeds from sale of short-term investments	102,175	297,223
Proceeds from sale of investments in equity securities available-for-sale	996	—
Other	(5)	8

Net cash provided by (used in) investing activities	7,695	(73,290)

Cash flows from financing activities:
Payment of debt issuance costs	(1,095)	—
Principal payments on long-term debt	(6,250)	—
Principal payments on capital lease obligations	(913)	(916)
Proceeds from exercise of stock options; Three months ended Dec. 31, 2006 - 154,892 shares; 2005 - 933,464 shares	965	6,924
Purchase of treasury stock; Three months ended Dec. 31, 2006 - 7,720,259 shares	(129,651)	—
Excess tax benefits on stock-based compensation	630	5,715

Net cash (used in) provided by financing activities	(136,314)	11,723

Effect of exchange rate changes on cash and cash equivalents	(82)	76

Net increase in cash and cash equivalents	76,935	17,055
Cash and cash equivalents at beginning of period	363,650	171,064

Cash and cash equivalents at end of period	$440,585	$188,119

Supplemental cash flow information:
Interest paid	$135,567	$48,179
Income taxes paid	$38,562	$55,692
Tax benefit on exercises and distributions of stock-based compensation	$631	$5,718
Noncash investing and financing activities:
Issuance of capital lease obligations	$—	$2,697
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month Periods Ended December 31, 2006 and 2005
(Unaudited)
(Columnar amounts in thousands, except per share amounts)

1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation and its wholly owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 29, 2006.
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
2. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill for the three months ended December 31, 2006:

Balance as of September 29, 2006	$1,731,718
Purchase accounting adjustments, net of income taxes (1)	15,138
Tax benefit of option exercises (2)	(1)

Balance as of December 31, 2006	$1,746,855

(1)	Purchase accounting adjustments primarily consist of adjustments to liabilities for exit and involuntary termination costs relating to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”) from The Toronto-Dominion Bank (“TD”) on January 24, 2006. The purchase price allocation for the TD Waterhouse acquisition is preliminary as of December 31, 2006, primarily due to estimates included for exit and involuntary termination costs and deferred income taxes.

Differences between these estimates and actual results that arise prior to January 24, 2007 may result in adjustments to the purchase price allocation. Any such adjustments arising on or after January 24, 2007 would be recorded in earnings.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of December 31, 2006:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$991,522	$(94,121)	$897,401
Trademark license — TD	145,674	—	145,674

	$1,137,196	$(94,121)	$1,043,075

The Company estimates amortization expense on acquired intangible assets outstanding as of December 31, 2006 will be approximately $40.9 million for the remainder of fiscal 2007 and approximately $54.6 million for each of the five succeeding fiscal years.
3. ACQUISITION EXIT LIABILITIES
The following table summarizes activity in the Company’s acquisition exit liabilities for the three-month period ended December 31, 2006, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended December 31, 2006
	Balance at	Exit Costs		Balance at
	Sept. 29, 2006	Recorded	Utilized	Dec. 31, 2006

Employee compensation and benefits	$26,676	$14,729	$(10,868)	$30,537
Clearing and execution costs	8,850	2,341	—	11,191
Communications	—	57	(29)	28
Occupancy and equipment costs	23,168	3,492	(1,412)	25,248
Professional services	2,557	1,470	(450)	3,577

Total acquisition exit liabilities	$61,251	$22,089	$(12,759)	$70,581

The exit costs recorded during the three-month period ended December 31, 2006 relate to purchase accounting adjustments for the acquisition of TD Waterhouse. Adjustments to purchase accounting estimates were reflected as adjustments to the cost of acquiring TD Waterhouse and therefore adjusted the amount of goodwill recorded. Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2013. Clearing and execution, communications and professional services contract termination costs are expected to be paid over the course of the TD Waterhouse integration during fiscal 2007. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.
4. CREDIT FACILITIES
Effective December 13, 2006, the Company entered into an amendment to its January 23, 2006 credit agreement to allow the Company to repurchase additional shares of its outstanding common stock. The Company paid approximately $1.1 million of additional debt issuance costs to effect the amendment.
5. NET CAPITAL
The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table as of the dates indicated:

	December 31, 2006			September 29, 2006
		Minimum	Excess		Minimum	Excess
		Net Capital	Minimum		Net Capital	Minimum
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

Ameritrade, Inc.	$426,056	$93,366	$332,690	$397,034	$88,891	$308,143
National Investor Services Corp	300,455	80,869	219,586	333,134	77,548	255,586
TD AMERITRADE, Inc.	83,297	5,769	77,528	48,932	26,146	22,786
TD Waterhouse Capital Markets, Inc.	2,821	247	2,574	4,397	1,000	3,397

Totals	$812,629	$180,251	$632,378	$783,497	$193,585	$589,912

Ameritrade, Inc. and National Investor Services Corp. are clearing broker-dealers. TD AMERITRADE, Inc. is an introducing broker-dealer. TD Waterhouse Capital Markets, Inc. was registered as a market-maker in over-the-counter equity securities until January 2006, at which time it registered as an introducing broker-dealer.
6. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,	December 31,
	2006	2005

Net income	$145,633	$85,997

Weighted average shares outstanding — basic	603,028	406,560
Effect of dilutive securities:
Stock options	9,661	10,477
Restricted stock units	104	—
Deferred compensation shares	40	26

Weighted average shares outstanding — diluted	612,833	417,063

Earnings per share — basic	$0.24	$0.21
Earnings per share — diluted	$0.24	$0.21
The weighted average shares outstanding for the three months ended December 31, 2006 include the impact of 196,300,000 shares issued on January 24, 2006 in connection with the acquisition of TD Waterhouse. As of December 31, 2006, there were approximately 600.1 million shares of Company common stock outstanding.
7. COMMITMENTS AND CONTINGENCIES
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
NASD Inquiry — In November 2004, NASD initiated an inquiry into a transfer of client cash balances held at the Company’s broker-dealer subsidiary, Ameritrade, Inc., to FDIC-insured deposit accounts held at banks. On December 29, 2006, NASD and Ameritrade settled this matter. As part of the settlement, Ameritrade, Inc. paid $150,000.
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
Income Taxes — The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the condensed consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. TD has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse prior to the acquisition.
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
Client securities activities are transacted on either a cash or margin basis. In margin transactions, the Company may extend credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin-related transactions may expose the Company to credit risk in the event each client’s assets are not sufficient to fully cover losses that clients may incur. In the event the client fails to satisfy its obligations, the Company has the authority to purchase or sell financial instruments in the client’s account at prevailing market prices in order to fulfill the client’s obligations.
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
As of December 31, 2006, client excess margin securities of approximately $10.4 billion and stock borrowings of approximately $5.6 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $8.7 billion of that collateral as of December 31, 2006.
The Company is a member of and provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under the agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral. However, the potential for the Company to be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for these transactions.
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

8. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended
	December 31, 2006	December 31, 2005
Net income	$145,633	$85,997

Other comprehensive income:
Net unrealized gains (losses) on investment securities available-for-sale	(11)	12,959

Adjustment for deferred income taxes on net unrealized (gains)/losses	4	(4,989)

Reclassification adjustment for realized gain on investment securities included in net income, net of tax	(228)	—

Foreign currency translation adjustment	(70)	96

Total other comprehensive income (loss), net of tax	(305)	8,066

Comprehensive income	$145,328	$94,063

9. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse, TD became an affiliate of the Company, owning approximately 40 percent of the Company’s voting common stock as of December 31, 2006. Pursuant to the Stockholders Agreement, TD designated five of twelve members to the Company’s Board of Directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account (“MMDA”) Agreement
Three broker-dealer subsidiaries of the Company, TD AMERITRADE, Inc. (“TDA Inc.”), Ameritrade, Inc. and National Investor Services Corp. (“NISC”), are party to a money market deposit account agreement with TD Bank USA, N.A. (“TD Bank USA”) and TD, pursuant to which TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and Ameritrade, Inc. and NISC act as agents for clients of TDA Inc. and as recordkeepers for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc., Ameritrade, Inc. and NISC collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets, less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums. The MMDA agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms, provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company earned fee income associated with the money market deposit account agreement of $135.3 million for the three months ended December 31, 2006, which is reflected as money market deposit account fees in the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company or certain of its subsidiaries and an affiliate of TD are party to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients, and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. In the event payments under the transfer agency agreement, shareholder services agreement and dealer agreement are less than the minimum compensation called for by the services agreement, the deficit is paid under the services agreement. The services agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms (so long as certain related agreements are in effect), provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company may terminate the services agreement upon 120 days notice if it does not earn monthly fees greater than a specified level. The Company earned fee income associated with these agreements of $26.0 million for the three months ended December 31, 2006, which is included in money market and other mutual fund fees in the Condensed Consolidated Statements of Income.
Interim Cash Management Services Agreement
Pursuant to an Interim Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. until the earlier of TDA Inc. successfully converting the cash management services to another service provider or TD Bank USA and TDA Inc. entering into a formal cash management services agreement. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the interim cash management services agreement of $0.8 million for the three months ended December 31, 2006, which is included in clearing and execution costs in the Condensed Consolidated Statements of Income.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the acquisition. Under this plan, participants were granted units of stock appreciation rights (SARs) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a direct wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 157,400 and 244,100 SARs outstanding as of December 31, 2006 and September 29, 2006, respectively, with an approximate value of $5.0 million and $7.8 million as of December 31, 2006 and September 29, 2006, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after withholdings, is paid in cash. Under these plans, participants are granted phantom share units equivalent to TD’s common stock that are cliff vested over three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. The Company incurred $0.2 million of interest expense to the TD affiliate to finance the swap agreements for the three months ended December 31, 2006. There were 195,243 and 335,980 restricted share units outstanding as of December 31, 2006 and September 29, 2006, respectively, with an approximate value of $11.7 million and $19.9 million as of December 31, 2006 and September 29, 2006, respectively. The Company recorded gains on fair value adjustments to the equity swap agreements of $0.6 million for the three months ended December 31, 2006, which are included in fair value adjustments of compensation-related derivative instruments in the Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.
Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, as amended, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc., until November 30, 2008, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $3.6 million for the three months ended December 31, 2006, which is included in professional services expense in the Condensed Consolidated Statements of Income.

Receivables from and Payables to TD
Receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliate and payable to affiliate, respectively, in the Condensed Consolidated Balance Sheets. Such balances are generally settled in cash on a monthly basis.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 29, 2006, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, interest rates, stock market fluctuations and changes in client trading activity, increased competition, systems failures and capacity constraints, network security risks, ability to service debt obligations, integration associated with the TD Waterhouse acquisition, realization of synergies from the TD Waterhouse acquisition, regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended September 29, 2006. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
In particular, forward-looking statements contained in this discussion include our expectations regarding: the amount of annualized pre-tax synergies to be realized from the acquisition of TD Waterhouse; the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of changes in the number of qualified accounts on our results of operations; average commissions and transaction fees per trade; amounts of commissions and transaction fees, net interest revenue, money market deposit account fees and money market and other mutual fund fees; amounts of employee compensation and benefits, clearing and execution, communications, occupancy and equipment costs, depreciation and amortization, amortization of acquired intangible assets, professional services, interest on borrowings; other operating expenses and advertising expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and the impact of recently issued accounting pronouncements.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 29, 2006, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and intangible assets; valuation and accounting for derivative financial instruments; valuation of stock-based compensation; and estimates of effective income tax rates, deferred income taxes and valuation allowances. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 29, 2006.
Unless otherwise indicated, the terms “we,” “us” or “Company” in this report refer to TD AMERITRADE Holding Corporation and its wholly owned subsidiaries. The term “GAAP” refers to U.S. generally accepted accounting principles.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available in the “Investors” section of our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 29, 2006.
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
At the time of the closing of the TD Waterhouse acquisition, we expected to realize approximately $678 million of annualized pre-tax synergies from the acquisition of TD Waterhouse within 18 months of the closing, consisting of $300 million in revenue opportunities primarily related to our new banking relationship with TD and $378 million in cost savings related to the elimination of duplicate expenditures. We realized the revenue opportunities during fiscal 2006 and we expect to realize the operating cost synergies by the end of fiscal 2007.
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
We define operating margin as pre-tax income, adjusted to remove advertising expense, non-brokerage investment-related gains and losses and any unusual gains or charges. We consider operating margin an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, can vary significantly from period to period based on market conditions and generally relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Non-brokerage investment-related gains and losses and unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. Operating margin should be considered in addition to, rather than as a substitute for, pre-tax income, net income and earnings per share.
We consider EBITDA and EBITDA excluding investment gains important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for our senior credit facilities. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA excluding investment gains also eliminates the effect of non-brokerage investment-related gains and losses that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
The following tables set forth operating margin, EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended
	December 31, 2006		December 31, 2005
	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$278,033	52.0%	$178,566	64.4%
Less:
Advertising	(39,276)	(7.3%)	(26,563)	(9.6%)
Fair value adjustments of investment- related derivative instruments	—	0.0%	(11,703)	(4.2%)

Income before other income and income taxes	238,757	44.6%	140,300	50.6%
Gain on sale of investments	614	0.1%	—	0.0%

Pre-tax income	$239,371	44.7%	$140,300	50.6%

EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$290,729	54.3%	$147,940	53.4%
Plus: Gain on sale of investment	614	0.1%	—	0.0%

EBITDA	291,343	54.4%	147,940	53.4%
Less:
Depreciation and amortization	(7,031)	(1.3%)	(3,483)	(1.3%)
Amortization of acquired intangible assets	(13,824)	(2.6%)	(3,509)	(1.3%)
Interest on borrowings	(31,117)	(5.8%)	(648)	(0.2%)

Pre-tax income	$239,371	44.7%	$140,300	50.6%

The dollar amounts of our pre-tax income, operating margin and EBITDA excluding investment gains increased for the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006, primarily due to increased business resulting from the TD Waterhouse acquisition. However, pre-tax income and operating margin decreased as a percentage of net revenues for the first quarter of fiscal 2007 primarily due to the TD Waterhouse acquisition. Total expenses were higher as a percentage of net revenues for the first quarter of fiscal 2007 due to the effect of operating two back-office clearing platforms following the TD Waterhouse acquisition, higher interest on borrowings due to the debt issued to fund the special cash dividend and higher amortization of intangible assets due to the value assigned to the TD Waterhouse client relationships. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For the first quarter of fiscal 2006, asset-based revenues and transaction-based revenues accounted for 61 percent and 36 percent of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) money market deposit account (“MMDA”) fees and (3) money market and other mutual fund fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue metrics and trading activity metrics.
Asset-Based Revenue Metrics
We calculate the return on our interest-earning assets and our MMDA balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and MMDA fees by average investable assets. Investable assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, MMDA balances, deposits paid on securities borrowing and other free cash and short-term investment balances. The following table sets forth net interest margin and average investable assets (dollar amounts in millions):

	Three months ended December 31,
	2006	2005	Inc. (Dec.)
Average interest-earning assets	$13,633	$14,556	$(923)
Average money market deposit account balances	14,391	N/A	14,391

Average investable assets	$28,024	$14,556	$13,468

Net interest revenue	$138.6	$127.6	$11.0
Money market deposit account fee revenue	135.3	N/A	135.3

Net revenue earned on investable assets	$273.9	$127.6	$146.3

Net interest margin (NIM)	3.78%	3.43%	0.35%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollar amounts in millions):

	Interest Revenue (Expense)
	Three months ended December 31,
	2006	2005	Inc. (Dec.)
Segregated cash	$12.4	$70.7	$(58.3)
Client margin balances	151.0	70.1	80.9
Securities borrowing	73.8	32.6	41.2
Other free cash and short-term investments	5.3	3.7	1.6
Client credit balances	(13.9)	(18.7)	4.8
Securities lending	(90.0)	(30.8)	(59.2)

Net interest revenue	$138.6	$127.6	$11.0

	Average Balance
	Three months ended December 31,		%
	2006	2005	Change
Segregated cash	$928	$7,317	(87%)
Client margin balances	7,250	3,727	95%
Securities borrowing	5,082	3,090	64%
Other free cash and short-term investments	373	422	(12%)

Interest-earning assets	$13,633	$14,556	(6%)

Client credit balances	$3,416	$9,143	(63%)
Securities lending	7,371	3,907	89%

Interest-bearing liabilities	$10,787	$13,050	(17%)

	Average Yield (Cost)
	Three months ended December 31,		Net Yield
	2006	2005	Inc. (Dec.)
Segregated cash	5.17%	3.78%	1.39%
Client margin balances	8.06%	7.36%	0.70%
Securities borrowing	5.62%	4.13%	1.49%
Other free cash and short-term investments	5.49%	3.50%	1.99%
Client credit balances	(1.57%)	(0.80%)	(0.77%)
Securities lending	(4.73%)	(3.09%)	(1.64%)

Net interest revenue	3.94%	3.43%	0.51%

The following table sets forth key metrics that we use in analyzing other asset-based revenues (dollar amounts in millions):

	Fee Revenue
	Three months ended December 31,
	2006	2005	Inc./(Dec.)
Money market deposit account	$135.3	N/A	$135.3
Money market mutual fund	$37.3	$6.5	$30.8
Other mutual fund	$15.2	$1.2	$14.0

	Average Balance
	Three months ended December 31,		%
	2006	2005	Change
Money market deposit account	$14,391	N/A	N/A
Money market mutual fund	$18,762	$3,452	444%
Other mutual fund	$37,739	$3,826	886%

	Average Yield
	Three months ended December 31,
	2006	2005	Inc./(Dec.)
Money market deposit account	3.64%	N/A	N/A
Money market mutual fund	0.77%	0.72%	0.05%
Other mutual fund	0.16%	0.12%	0.04%
Trading Activity Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%
	December 31, 2006	December 31, 2005	Change
Total trades (in millions)	14.85	9.77	52%
Average commissions and transaction fees per trade	$12.92	$13.29	(3%)
Average client trades per day	237,528	156,245	52%
Average client trades per account (annualized)	9.5	10.5	(10%)
Activity rate	3.8%	4.2%	(10%)
Trading days	62.5	62.5	0%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended		%
	December 31, 2006	December 31, 2005	Change
Qualified accounts (beginning of period)	3,242,000	1,735,000	87%
Qualified accounts (end of period)	3,255,000	1,722,000	89%
Percentage increase (decrease) during period	0%	(1%)

Total accounts (beginning of period)	6,191,000	3,717,000	67%
Total accounts (end of period)	6,260,000	3,739,000	67%
Percentage increase (decrease) during period	1%	1%

Client assets (beginning of period, in billions)	$261.7	$83.3	214%
Client assets (end of period, in billions)	$278.2	$85.5	225%
Percentage increase (decrease) during period	6%	3%

Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.
Our total and qualified accounts increased substantially since the first quarter of fiscal 2006, primarily due to the net addition of approximately 2.25 million total accounts in connection with the TD Waterhouse acquisition. However, our total number of qualified accounts increased slightly for the first quarter of fiscal 2007. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. Such actions include the realignment of our management team in September 2006 to further our client segmentation strategy and the implementation of our new pricing structure announced in April 2006. We also expect that the integration of the TD Waterhouse clearing platform into the legacy Ameritrade clearing platform during fiscal 2007 will enable us to offer more comprehensive product offerings. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Three months ended
	December 31,	December 31,	%
	2006	2005	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$191.9	$129.8	48%

Asset-based revenues:
Interest revenue	242.8	177.4	37%
Brokerage interest expense	(104.3)	(49.8)	110%

Net interest revenue	138.6	127.6	9%

Money market deposit account fees	135.3	—	N/A
Money market and other mutual fund fees	52.5	7.7	585%

Total asset-based revenues	326.3	135.3	141%

Other	17.0	12.2	39%

Net revenues	535.2	277.3	93%

Expenses:
Employee compensation and benefits	98.1	44.9	119%
Fair value adjustments of compensation-related derivative instruments	(0.6)	—	N/A
Clearing and execution costs	20.8	6.0	249%
Communications	22.1	8.8	152%
Occupancy and equipment costs	24.9	15.0	65%
Depreciation and amortization	7.0	3.5	102%
Amortization of acquired intangible assets	13.8	3.5	294%
Professional services	25.1	9.6	162%
Interest on borrowings	31.1	0.6	4702%
Other	14.8	6.8	118%
Advertising	39.3	26.6	48%
Fair value adjustments of investment-related derivative instruments	—	11.7	(100%)

Total expenses	296.4	137.0	116%

Income before other income and income taxes	238.8	140.3	70%
Other income:
Gain on disposal of investment	0.6	—	N/A

Pre-tax income	239.4	140.3	71%
Provision for income taxes	93.7	54.3	73%

Net income	$145.6	$86.0	69%

Other information:
Number of interest days in period	93	92	1%
Effective income tax rate	39.2%	38.7%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Condensed Consolidated Statements of Income amounts.

Three-Month Periods Ended December 31, 2006 and December 31, 2005
Net Revenues
Commissions and transaction fees increased 48 percent to $191.9 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition. Total trades increased 52 percent, as average client trades per day increased 52 percent to 237,528 for the first quarter of fiscal 2007 from 156,245 for the first quarter of fiscal 2006. Average client trades per account (annualized) were 9.5 for the first quarter of fiscal 2007 compared to 10.5 for the first quarter of fiscal 2006. The number of qualified accounts, which have historically generated the vast majority of our revenues, has increased by 89 percent since the first quarter of fiscal 2006, primarily due to the acquisition of TD Waterhouse. Average commissions and transaction fees per trade decreased to $12.92 per trade for the first quarter of fiscal 2007 from $13.29 for the first quarter of fiscal 2006, primarily due to our new client offerings announced on April 24, 2006, which included a $9.99 per trade flat-rate pricing structure for online equity trades. We expect average commissions and transaction fees to range between $12.85 and $13.35 per trade during the second quarter of fiscal 2007, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $208.8 million to $259.1 million for the second quarter of fiscal 2007, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Net interest revenue increased nine percent to $138.6 million, due primarily to an increase in average client margin balances to $7.3 billion for the first quarter of 2007 from $3.7 billion for the first quarter of fiscal 2006 and an increase of 70 basis points in the average interest rate charged on client margin balances. The increased client margin balances are primarily due to the TD Waterhouse acquisition. The increased net interest revenue resulting from these factors was partially offset by the movement of over $6 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006, resulting in a shift in revenues from net interest revenue to money market deposit account fees. The MMDA product is described further in the next paragraph. An increase of 77 basis points in the average interest rate paid on client credit balances and an $18.0 million decrease in net interest from our securities borrowing/lending program for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 also partially offset the increase in net interest revenue. We expect net interest revenue to range between $131.0 million and $141.0 million for the second quarter of fiscal 2007.
Money market deposit account (MMDA) fees is a new revenue category resulting from the Money Market Deposit Account Agreement with TD Bank USA, N.A. (a subsidiary of TD), which became effective upon the closing of our acquisition of TD Waterhouse. Under the MMDA agreement, TD Bank USA makes available to clients of our broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, the broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA, and act as agent for clients. In exchange for these services, TD Bank USA pays the broker-dealer subsidiaries a fee based on the actual yield earned by TD Bank USA on the client MMDA assets, less the actual interest cost paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums. We expect money market deposit account fees to decrease slightly from $135.3 million for the first quarter of fiscal 2007 to between $125.8 million and $131.2 million for the second quarter of fiscal 2007, due primarily to a slight decrease in the average net yield earned.
Money market and other mutual fund fees increased to $52.5 million for the first quarter of fiscal 2007 compared to $7.7 million for the first quarter of fiscal 2006, primarily due to an increase in average money market and other mutual fund balances resulting from the TD Waterhouse acquisition. We expect money market and other mutual fund fees to range between $53.5 million and $58.6 million for the second quarter of fiscal 2007.
Other revenues increased 39 percent to $17.0 million, due primarily to increased fees from corporate reorganizations of issuers and unrealized gains on investments held at our broker-dealer subsidiaries, partially offset by the effect of our elimination of account maintenance fees in April 2006. We expect other revenues to decrease to between $8.2 million and $10.2 million for the second quarter of fiscal 2007, reflecting a more typical level of corporate reorganization activity and investment gains.
Expenses
Employee compensation and benefits expense increased 119 percent to $98.1 million, primarily due to the TD Waterhouse acquisition. Full-time equivalent employees increased to 3,985 at December 31, 2006, from 2,184 at December 31, 2005. The number of temporary employees also increased to 206 at December 31, 2006, from 138 at December 31, 2005, primarily related to the integration of TD Waterhouse. Stock-based compensation expense increased by $3.2 million, primarily due to the issuance of a broad-based grant of restricted stock units in March 2006. We expect employee compensation and benefits expense to range between $102.7 million and $104.8 million for the second quarter of fiscal 2007 and then decrease to a range of $84.2 million to $86.3 million by the fourth quarter of fiscal 2007 as the TD Waterhouse integration is completed.
Fair value adjustments of compensation-related derivative instruments of $0.6 million for the first quarter of fiscal 2007 represent adjustments to equity swap agreements that are intended to economically offset TD Waterhouse stock-based compensation that is based on the stock of TD. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category. The related TD Waterhouse stock-based compensation expense is included in employee compensation and benefits in the Condensed Consolidated Statements of Income.
Clearing and execution costs increased 249 percent to $20.8 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We expect clearing and execution costs to range between $22.3 million and $22.8 million for the second quarter of fiscal 2007 and to decrease to a range of $10.2 million to $10.7 million by the fourth quarter of fiscal 2007 due to the elimination of duplicate TD Waterhouse back-office clearing costs.
Communications expense increased 152 percent to $22.1 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. We expect communications expense to range between $20.3 million and $21.3 million for the second quarter of fiscal 2007 and decrease to a range of $15.1 million to $16.1 million by the fourth quarter of fiscal 2007 as duplicate telephone, quotes, and market information costs are eliminated.
Occupancy and equipment costs increased 65 percent to $24.9 million, due primarily to leased facilities added in the TD Waterhouse acquisition, partially offset by a $2.3 million early lease termination fee associated with our facility in Jersey City during the first quarter of fiscal 2006. We expect occupancy and equipment costs to range between $23.3 million and $24.3 million for the second quarter of fiscal 2007, then decrease to a range of $19.0 million to $20.0 million by the fourth quarter of fiscal 2007 as the integration is completed.
Depreciation and amortization increased 102 percent to $7.0 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality. We expect depreciation and amortization to range between $6.6 million and $7.2 million for the second quarter of fiscal 2007.
Amortization of acquired intangible assets increased 294 percent to $13.8 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition. We expect amortization of acquired intangible assets to be approximately $13.7 million per quarter for the remainder of fiscal 2007.
Professional services increased 162 percent to $25.1 million, due primarily to an increased usage of consulting and contract services during the first quarter of fiscal 2007 in connection with the TD Waterhouse integration. We expect professional services expense to range between $18.7 million and $20.7 million for the second quarter of fiscal 2007 and to decrease to a range of $8.1 to $10.1 million by the fourth quarter of fiscal 2007 as we reduce the number of consultants and contractors that are assisting with the integration efforts.
Interest on borrowings increased to $31.1 million for the first quarter of fiscal 2007, compared to $0.6 million for the first quarter of fiscal 2006, due primarily to interest on the long-term debt issued to fund a portion of the $6.00 per share special cash dividend paid in January 2006 and working capital needs in connection with the TD Waterhouse acquisition. Our average long-term debt outstanding was approximately $1.7 billion during the first quarter of fiscal 2007. We expect interest on borrowings to be approximately $30.4 million for the second quarter of fiscal 2007 and then decrease to approximately $26.8 million by the fourth quarter of fiscal 2007 as we expect to reduce our average long-term debt to approximately $1.5 billion.
Other expenses increased 118 percent to $14.8 million, due primarily to additional expenses resulting from the TD Waterhouse acquisition and client identity fraud losses during the first quarter of fiscal 2007 reimbursed pursuant to our asset protection guarantee. We have implemented additional processes and technologies, and continue to work with our peers, regulators and law enforcement to develop strategies to minimize such losses. We expect other expenses to range between $9.7 million and $10.1 million for the second quarter of fiscal 2007, and then decrease to a range of $5.9 million to $6.3 million by the fourth quarter of fiscal 2007 as the integration is completed. However, if client identity fraud losses were to continue at the rate experienced during the past two quarters or at an increased rate, we could experience higher other expenses.
Advertising expense increased 48 percent to $39.3 million, due primarily to the promotion of the new TD AMERITRADE brand and our new client offerings and pricing announced April 24, 2006. We expect advertising expenditures to range between $40.1 million and $45.1 million for the second quarter of fiscal 2007 and then to decrease to a range of $28.9 million to $33.9 million by the fourth quarter of fiscal 2007, depending in part on market conditions. We generally adjust our level of advertising spending in relation to stock market activity in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Fair value adjustments of investment-related derivative instruments for the first quarter of fiscal 2006 consisted of $11.7 million of fair value adjustments on our Knight Capital Group, Inc. (“Knight”) prepaid variable forward contracts. There were no such fair value adjustments for the first quarter of fiscal 2007 due to the liquidation of our investment in Knight and the related prepaid variable forward contracts in January 2006.

Our effective income tax rate increased to 39.2 percent for the first quarter of fiscal 2007 compared to 38.7 percent for the first quarter of fiscal 2006, due primarily to a larger percentage of our payroll and assets being located in higher tax states following the acquisition of TD Waterhouse. We expect our effective income tax rate for the remainder of fiscal 2007 to range between 39.0 percent and 40.0 percent.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first quarter of fiscal 2007 were financed from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
Dividends from our subsidiaries are another source of liquidity for the parent company. Our broker-dealer subsidiaries are subject to requirements of the SEC and NASD relating to liquidity, capital standards, and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.
Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. This minimum net capital level is determined based upon an involved calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits”, which primarily are a function of client margin balances at our broker-dealer subsidiaries. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of (a) non broker-dealer cash and cash equivalents, (b) non broker-dealer short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiaries in excess of five percent of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3 percent of aggregate indebtedness. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents to liquid assets for the periods indicated (in thousands):

	December 31,	September 29,
	2006	2006	Change
Cash and cash equivalents	$440,585	$363,650	$76,935
Less: Broker-dealer cash and cash equivalents	(350,070)	(263,054)	(87,016)

Non broker-dealer cash and cash equivalents	90,515	100,596	(10,081)
Plus: Non broker-dealer short-term investments	38,725	65,275	(26,550)
Plus: Excess broker-dealer regulatory net capital	369,524	333,514	36,010

Liquid assets	$498,764	$499,385	$(621)

Liquid assets was relatively unchanged from September 29, 2006 to December 31, 2006. Net income of $146 million plus non-cash expenses of $35 million was partially offset by $155 million of net cash used in financing and investing activities, excluding short-term investment activity (see “Cash Flow” below). The remaining $26 million of the net change in liquid assets was due to timing of income tax and other payments and changes in excess regulatory net capital.
Cash Flow
Cash provided by operating activities was $205.6 million for the first quarter of fiscal 2007, compared to $78.5 million for the first quarter of fiscal 2006. The increase was primarily due to higher net income, higher non-cash expenses and net changes in broker-dealer working capital.
Cash provided by investing activities was $7.7 million for the first quarter of fiscal 2007, compared to cash used in investing activities of $73.3 million for the first quarter of fiscal 2006. The cash provided by investing activities in the first quarter of fiscal 2007 consisted primarily of $26.6 million of net sales of short-term investments in auction rate securities, partially offset by $16.8 million of property and equipment purchases and $3.0 million paid for a small acquisition. The cash used in investing activities for the first quarter of fiscal 2006 consisted primarily of $73.1 of net short-term investments in auction rate securities.
Cash used in financing activities was $136.3 million for the first quarter of fiscal 2007, compared to cash provided by financing activities of $11.7 million for the first quarter of fiscal 2006. The financing activities in the first quarter of fiscal 2007 consisted primarily of $129.7 million of stock repurchases and $6.3 million of principal payments on our long-term debt. The financing activities in the first quarter of fiscal 2006 included $6.9 million and $5.7 million of proceeds from and excess tax benefits on stock option exercises, respectively.
Stock Repurchase Program
On August 2, 2006, our Board of Directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization from 12 million shares to 32 million shares. During the first quarter of fiscal 2007, we repurchased approximately 7.7 million shares under the program at a weighted average purchase price of $16.79 per share. From the inception of the program through December 31, 2006, we have repurchased approximately 11.5 million shares at a weighted average purchase price of $17.06 per share.
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
The simulations assume that the asset and liability structure of the Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations as of December 31, 2006 indicate that an immediate one percent (100 basis point) increase or decrease in short-term interest rates would result in approximately $35 million more or less annual pre-tax income, respectively.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for economic hedging purposes, in derivative instruments.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.
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
NASD Inquiry — In November 2004, NASD initiated an inquiry into a transfer of client cash balances held at the Company’s broker-dealer subsidiary, Ameritrade, Inc., to FDIC-insured deposit accounts held at banks. On December 29, 2006, NASD and Ameritrade settled this matter. As part of the settlement, Ameritrade, Inc. paid $150,000.

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
Item 1A. — Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended September 29, 2006, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 29, 2006.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
September 30, 2006 - October 27, 2006	3,070,000	$17.13	3,070,000	25,130,000
October 28, 2006 - November 24, 2006	3,700,259	$16.50	3,700,000	21,430,000
November 25, 2006 - December 31, 2006	950,000	$16.85	950,000	20,480,000

Total — Three months ended December 31, 2006	7,720,259	$16.79	7,720,000	20,480,000

Our common stock repurchase program was authorized on August 2, 2006. Our Board of Directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization from 12 million shares to 32 million shares. This program is the only program currently in effect and there were no programs that expired during the first quarter of fiscal 2007. During the month ended November 24, 2006, 259 shares were repurchased from an employee for income tax withholding in connection with a restricted stock unit distribution.
Item 6. — Exhibits
3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Amendment and Waiver No. 2 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated December 11, 2006

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 7, 2007

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)