Form 10-Q
period 2007-03-31
TD AMERITRADE HOLDING CORP
filed 2007-05-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-49992

TD AMERITRADE HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2007, there were 596,924,226 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. —Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation as of March 31, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2007 and 2006 and condensed consolidated statements of cash flows for the six-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
/S/ ERNST & YOUNG LLP
Chicago, Illinois
May 8, 2007

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 29,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$547,770	$363,650
Short-term investments	37,600	65,275
Cash and investments segregated in compliance with federal regulations	315,075	1,561,910
Receivable from brokers, dealers and clearing organizations	7,007,722	4,566,525
Receivable from clients — net of allowance for doubtful accounts	7,564,009	6,970,834
Receivable from affiliates	12,882	19,191
Other receivables	102,789	89,038
Property and equipment — net of accumulated depreciation and amortization	73,323	57,346
Goodwill	1,763,688	1,731,718
Acquired intangible assets — net of accumulated amortization	1,029,629	1,056,899
Investments in equity securities	7,682	16,536
Other assets	69,747	59,547

Total assets	$18,531,916	$16,558,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$9,285,268	$7,022,601
Payable to clients	4,879,897	5,412,981
Accounts payable and accrued liabilities	507,398	371,024
Payable to affiliates	6,233	1,596
Long-term debt	1,690,875	1,703,375
Capital lease obligations	5,341	7,337
Deferred income taxes, net	308,533	309,321

Total liabilities	16,683,545	14,828,235

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 631,381,860 shares issued; Mar. 31, 2007 — 597,417,500 shares outstanding; Sept. 29, 2006 — 607,626,040 shares outstanding	6,314	6,314
Additional paid-in capital	1,599,194	1,591,610
Retained earnings	727,533	440,762
Treasury stock, common, at cost — March 31, 2007 — 33,964,360 shares; September 29, 2006 — 23,755,820 shares	(485,169)	(312,410)
Deferred compensation	428	662
Accumulated other comprehensive income	71	3,296

Total stockholders’ equity	1,848,371	1,730,234

Total liabilities and stockholders’ equity	$18,531,916	$16,558,469

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$193,268	$221,394	$385,129	$351,193

Asset-based revenues:
Interest revenue	250,783	254,048	493,632	431,402
Brokerage interest expense	(113,720)	(80,648)	(218,006)	(130,402)

Net interest revenue	137,063	173,400	275,626	301,000

Money market deposit account fees	129,774	45,306	265,055	45,306
Money market and other mutual fund fees	54,517	32,503	106,992	40,164

Total asset-based revenues	321,354	251,209	647,673	386,470

Other revenues	10,140	24,623	27,136	36,824

Net revenues	524,762	497,226	1,059,938	774,487

Expenses:
Employee compensation and benefits	108,615	111,722	206,745	156,614
Fair value adjustments of compensation-related derivative instruments	136	(986)	(478)	(986)
Clearing and execution costs	22,058	18,984	42,894	24,951
Communications	24,686	17,164	46,755	25,918
Occupancy and equipment costs	17,521	18,148	42,372	33,195
Depreciation and amortization	6,132	5,181	13,163	8,664
Amortization of acquired intangible assets	13,446	11,281	27,270	14,790
Professional services	21,642	30,491	46,734	40,084
Interest on borrowings	30,033	25,796	61,150	26,444
Other	13,065	8,599	27,873	15,400
Advertising	42,800	47,477	82,076	74,041
Fair value adjustments of investment-related derivative instruments	—	—	—	11,703

Total expenses	300,134	293,857	596,554	430,818

Income before other income and income taxes	224,628	203,369	463,384	343,669

Other income:
Gain on sale of investments	5,102	78,840	5,716	78,840

Pre-tax income	229,730	282,209	469,100	422,509
Provision for income taxes	88,591	109,374	182,329	163,677

Net income	$141,139	$172,835	$286,771	$258,832

Earnings per share — basic	$0.24	$0.31	$0.48	$0.54
Earnings per share — diluted	$0.23	$0.30	$0.47	$0.53

Weighted average shares outstanding — basic	598,828	553,813	600,963	479,377
Weighted average shares outstanding — diluted	608,743	566,710	610,950	491,065

Dividends declared per share	$0.00	$6.00	$0.00	$6.00
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$286,771	$258,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,163	8,664
Amortization of acquired intangible assets	27,270	14,790
Deferred income taxes	20,215	26,325
Gain on sale of investments in equity securities	(5,716)	(78,840)
Loss (gain) on disposal of property	515	(426)
Fair value adjustments of derivative instruments	(478)	10,717
Stock-based compensation	9,526	4,197
Other	(2,315)	(2,913)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	1,246,835	200,105
Brokerage receivables	(3,034,372)	(657,712)
Receivable from/payable to affiliate, net	10,946	6,214
Other receivables	(13,447)	(34,048)
Proceeds from sale of broker-dealer investments in equity securities	1,625	—
Other assets	(8,505)	13,786
Brokerage payables	1,729,583	491,121
Accounts payable and accrued liabilities	86,317	17,320

Net cash provided by operating activities	367,933	278,132

Cash flows from investing activities:
Purchase of property and equipment	(27,187)	(3,081)
Cash (paid) received in business combinations	(3,307)	580,056
Purchase of short-term investments	(168,750)	(745,875)
Proceeds from sale of short-term investments	196,425	935,694
Proceeds from sale of investments in equity securities available-for-sale	10,237	7,492
Other	(10)	11

Net cash provided by investing activities	7,408	774,297

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)
(In thousands)

	Six Months Ended
	March 31, 2007	March 31, 2006
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$1,900,000
Payment of debt issuance costs	(1,095)	(20,992)
Principal payments on long-term debt and notes payable	(12,500)	(200,000)
Principal payments on capital lease obligations	(1,996)	(2,039)
Proceeds from exercise of stock options; Six months ended March 31, 2007 — 436,593 shares; 2006 — 2,027,048 shares	2,339	12,975
Payment of cash dividend	—	(2,442,234)
Purchase of treasury stock	(180,068)	(467)
Excess tax benefits on stock-based compensation	2,134	12,520

Net cash used in financing activities	(191,186)	(740,237)

Effect of exchange rate changes on cash and cash equivalents	(35)	154

Net increase in cash and cash equivalents	184,120	312,346
Cash and cash equivalents at beginning of period	363,650	171,064

Cash and cash equivalents at end of period	$547,770	$483,410

Supplemental cash flow information:
Interest paid	$278,927	$142,064
Income taxes paid	$64,896	$76,185
Tax benefit on exercises and distributions of stock-based compensation	$2,165	$12,558
Noncash investing and financing activities:
Issuance of capital lease obligations	$—	$3,384
Settlement of prepaid variable forward contract liabilities in exchange for investment	$—	$72,077
Issuance of common stock in acquisition	$—	$2,123,181
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Six-Month Periods Ended March 31, 2007 and 2006
(Unaudited)
(Columnar amounts in thousands, except per share amounts)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation and its wholly owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated. On February 27, 2007, the Company’s board of directors approved changing the Company’s fiscal year-end to September 30. Previously, the Company reported on a fifty-two/fifty-three week fiscal year ending on the last Friday of September. This change is effective for the Company’s fiscal year ending September 30, 2007. Because the transition period is less than one month, no transition report will be filed.
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
Reclassification – Professional services expense of approximately $6.6 million for the three-month and six-month periods ended March 31, 2006 has been reclassified to clearing and execution costs in the Condensed Consolidated Statements of Income. This reclassification was made in order to conform to the current financial statement presentation.
Recently Issued Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for the Company’s fiscal year beginning October 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The Company is analyzing the impact of adopting FIN No. 48.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for the Company’s fiscal year beginning October 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 159 will be effective for the Company’s fiscal year beginning October 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

2.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill for the six months ended March 31, 2007:

Balance as of September 29, 2006	$1,731,718
Purchase accounting adjustments, net of income taxes (1)	32,001
Tax benefit of option exercises (2)	(31)

Balance as of March 31, 2007	$1,763,688

(1)	Purchase accounting adjustments primarily consist of adjustments to liabilities for exit and involuntary termination costs relating to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”) from The Toronto-Dominion Bank (“TD”) on January 24, 2006. The purchase price allocation for the TD Waterhouse acquisition was finalized as of January 24, 2007. Differences between purchase accounting estimates and actual results that arose prior to January 24, 2007 resulted in adjustments to the purchase price allocation. Any such adjustments arising on or after January 24, 2007 are recorded currently in earnings.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of March 31, 2007:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Client relationships	$991,522	$(107,567)	$883,955
Trademark license — TD	145,674	—	145,674

	$1,137,196	$(107,567)	$1,029,629

The Company estimates amortization expense on acquired intangible assets outstanding as of March 31, 2007 will be approximately $27.3 million for the remainder of fiscal 2007 and approximately $54.6 million for each of the five succeeding fiscal years.
3.	ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month and six-month periods ended March 31, 2007, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended March 31, 2007
	Balance at	Exit Costs			Balance at
	Dec. 31, 2006	Recorded	Utilized	Adjustments	Mar. 31, 2007

Employee compensation and benefits	$30,537	$5,840	$(9,334)	$(3,035)	$24,008
Clearing and execution costs	12,264	(1,612)	—	—	10,652
Communications	28	7,500	(5,841)	—	1,687
Occupancy and equipment costs	25,248	1,824	(1,720)	(332)	25,020
Professional services	2,504	554	(605)	—	2,453

Total acquisition exit liabilities	$70,581	$14,106	$(17,500)	$(3,367)	$63,820

	Six Months Ended March 31, 2007
	Balance at	Exit Costs			Balance at
	Sept. 29, 2006	Recorded	Utilized	Adjustments	Mar. 31, 2007

Employee compensation and benefits	$26,676	$20,569	$(20,202)	$(3,035)	$24,008
Clearing and execution costs	10,073	579	—	—	10,652
Communications	—	7,557	(5,870)	—	1,687
Occupancy and equipment costs	23,168	5,316	(3,132)	(332)	25,020
Professional services	1,334	2,174	(1,055)	—	2,453

Total acquisition exit liabilities	$61,251	$36,195	$(30,259)	$(3,367)	$63,820

The exit costs recorded during the three- and six-month period ended March 31, 2007 relate to purchase accounting adjustments for the acquisition of TD Waterhouse. Adjustments to purchase accounting estimates arising prior to January 24, 2007 (the one-year anniversary of the TD Waterhouse acquisition) are reflected in the “exit costs recorded” column as adjustments to the cost of acquiring TD Waterhouse and therefore adjusted the amount of goodwill recorded. Adjustments arising on or after January 24, 2007 are reflected in the “adjustments” column and were included in the determination of net income for the period.
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
The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer. Net capital and the related net capital requirement may fluctuate on a daily basis.
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table as of the dates indicated:

	March 31, 2007			September 29, 2006
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD AMERITRADE Clearing, Inc.	$493,687	$94,496	$399,191	$397,034	$88,891	$308,143
National Investor Services Corp	337,762	79,090	258,672	333,134	77,548	255,586
TD AMERITRADE, Inc.	76,175	8,576	67,599	48,932	26,146	22,786
TD Waterhouse Capital Markets, Inc.	1,473	250	1,223	4,397	1,000	3,397

Totals	$909,097	$182,412	$726,685	$783,497	$193,585	$589,912

TD AMERITRADE Clearing, Inc. (formerly known as Ameritrade, Inc.) and National Investor Services Corp. are clearing broker-dealers. TD AMERITRADE, Inc. is an introducing broker-dealer. TD Waterhouse Capital Markets, Inc. was registered as a market-maker in over-the-counter equity securities until January 2007, at which time it registered as an introducing broker-dealer.

6.	EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Net income	$141,139	$172,835	$286,771	$258,832

Weighted average shares outstanding — basic	598,828	553,813	600,963	479,377
Effect of dilutive securities:
Stock options	9,733	12,863	9,803	11,658
Restricted stock units	142	8	141	4
Deferred compensation shares	40	26	43	26

Weighted average shares outstanding — diluted	608,743	566,710	610,950	491,065

Earnings per share — basic	$0.24	$0.31	$0.48	$0.54
Earnings per share — diluted	$0.23	$0.30	$0.47	$0.53
7.	COMMITMENTS AND CONTINGENCIES
Legal — The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. Management cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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
General Contingencies — In the ordinary course of business, there are various contingencies that are not reflected in the condensed consolidated financial statements. These include the Company’s broker-dealer subsidiaries’ client activities involving the execution, settlement and financing of various client securities transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contractual obligations.
Client securities activities are transacted on either a cash or margin basis. In margin transactions, the Company may extend credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin-related transactions may expose the Company to credit risk in the event a client’s assets are not sufficient to fully cover losses that the client may incur. In the event the client fails to satisfy its obligations, the Company has the authority to purchase or sell financial instruments in the client’s account at prevailing market prices in order to fulfill the client’s obligations.
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
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through a securities clearinghouse.
As of March 31, 2007, client excess margin securities of approximately $10.4 billion and stock borrowings of approximately $6.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned or repledged approximately $10.1 billion of that collateral as of March 31, 2007.
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
8. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Net income	$141,139	$172,835	$286,771	$258,832

Other comprehensive income (loss):
Net unrealized gains (losses) on investment securities available-for-sale	(362)	1,596	(373)	14,555

Adjustment for deferred income taxes on net unrealized (gains)/losses	136	(614)	140	(5,603)

Reclassification adjustment for realized gains on investment securities included in net income	(4,338)	(77,475)	(4,702)	(77,475)

Reclassification adjustment for deferred income taxes on realized investment gains	1,627	29,828	1,763	29,828

Amount transferred from cumulative foreign currency translation adjustments due to disposal of Ameritrade Canada, Inc.	—	(513)	—	(513)

Foreign currency translation adjustment	17	153	(53)	249

Total other comprehensive loss, net of tax	(2,920)	(47,025)	(3,225)	(38,959)

Comprehensive income	$138,219	$125,810	$283,546	$219,873

9. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse, TD became an affiliate of the Company, owning approximately 40 percent of the Company’s voting common stock as of March 31, 2007. Pursuant to the Stockholders Agreement among TD, the

Company and certain other stockholders, TD has the right to designate five of twelve members to the Company’s Board of Directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account (“MMDA”) Agreement
Three broker-dealer subsidiaries of the Company, TD AMERITRADE, Inc. (“TDA Inc.”), TD AMERITRADE Clearing, Inc. (“TDA Clearing”) (formerly known as Ameritrade, Inc.) and National Investor Services Corp. (“NISC”), are party to a money market deposit account agreement with TD Bank USA, N.A. (“TD Bank USA”) and TD, pursuant to which TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and TDA Clearing and NISC act as agents for clients of TDA Inc. and as recordkeepers for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc., TDA Clearing and NISC collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets, less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums. The MMDA agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms, provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company earned fee income associated with the money market deposit account agreement of $129.8 million and $265.1 million for the three months and six months ended March 31, 2007, respectively, and $45.3 million for the three months and six months ended March 31, 2006, which is reflected as money market deposit account fees in the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company or certain of its subsidiaries and an affiliate of TD are party to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients, and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. In the event payments under the transfer agency agreement, shareholder services agreement and dealer agreement are less than the minimum compensation called for by the services agreement, the deficit is paid under the services agreement. The services agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms (so long as certain related agreements are in effect), provided that following the first anniversary of the agreement, the agreement may be terminated by any party thereto upon one year’s prior written notice. The Company may terminate the services agreement upon 120 days notice if it does not earn monthly fees greater than a specified level. The Company earned fee income associated with these agreements of $27.6 million and $53.6 million for the three months and six months ended March 31, 2007, respectively, and $15.4 million for the three months and six months ended March 31, 2006, which is included in money market and other mutual fund fees in the Condensed Consolidated Statements of Income.
Interim Cash Management Services Agreement
Pursuant to an Interim Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. until the earlier of TDA Inc. successfully converting the cash management services to another service provider or TD Bank USA and TDA Inc. entering into a formal cash management services agreement. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the interim cash management services agreement of $0.9 million and $1.7 million for the three months and six months ended March 31, 2007, respectively, and $0.7 million for the three months and six months ended March 31, 2006, which is included in clearing and execution costs in the Condensed Consolidated Statements of Income.
Bridge Loan and Subordinated Notes
During fiscal 2006, the Company had borrowings under a bridge loan and subordinated notes outstanding with TD and an affiliate of TD, respectively. The Company incurred interest expense associated with these notes for the three months and six months ended March 31, 2006 of $1.8 million and $0.3 million for the bridge loan and subordinated notes, respectively.

Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the acquisition. Under this plan, participants were granted units of stock appreciation rights (SARs) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a direct wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 97,280 and 244,100 SARs outstanding as of March 31, 2007 and September 29, 2006, respectively, with an approximate value of $3.1 million and $7.8 million as of March 31, 2007 and September 29, 2006, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after withholdings, is paid in cash. Under these plans, participants are granted phantom share units equivalent to TD’s common stock that are cliff vested over three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. The Company incurred interest expense to the TD affiliate to finance the swap agreements of $0.1 million for the three months and six months ended March 31, 2007 and $0.2 million for the three months ended March 31, 2006. There were 187,983 and 335,980 restricted share units outstanding as of March 31, 2007 and September 29, 2006, respectively, with an approximate value of $11.4 million and $19.9 million as of March 31, 2007 and September 29, 2006, respectively. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.1 million and a gain of $0.5 million for the three months and six months ended March 31, 2007, respectively, and a gain of $1.0 million for the three months and six months ended March 31, 2006, which are included in fair value adjustments of compensation-related derivative instruments in the Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.
Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, as amended, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc., until November 30, 2008, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $3.8 million and $7.4 million for the three months and six months ended March 31, 2007, respectively, and $2.1 million for the three months and six months ended March 31, 2006, which is included in professional services expense in the Condensed Consolidated Statements of Income.
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
In particular, forward-looking statements contained in this discussion include our expectations regarding: the amount of annualized pre-tax synergies to be realized from the acquisition of TD Waterhouse; the conversion of legacy TD Waterhouse clearing operations to the legacy Ameritrade clearing platform; incremental operating expenses for growth initiatives; the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of changes in the number of qualified accounts on our results of operations; average commissions and transaction fees per trade; amounts of commissions and transaction fees, net interest revenue, money market deposit account fees and money market and other mutual fund fees; amounts of total expenses; our capital and liquidity needs and our plans to finance such needs; and the impact of recently issued accounting pronouncements.
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
The major remaining component of the TD Waterhouse integration is the conversion of the legacy TD Waterhouse clearing operations to the legacy Ameritrade clearing platform, which is scheduled to be completed during the third quarter of fiscal 2007. We expect to realize part of the operating cost synergies resulting from the clearing conversion during the third quarter of fiscal 2007 and the remaining synergies during the fourth quarter of fiscal 2007.
GROWTH INITIATIVES
Our Board of Directors recently approved expending up to $100 million in annualized incremental operating expenses for growth initiatives. Our Chief Executive Officer is authorized to approve initiatives to strengthen our sales, develop new products or enhance the functionality of existing products. The growth initiatives are beginning during the third quarter of fiscal 2007 and are expected to continue through fiscal 2008.
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
The following tables set forth operating margin, EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provide reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Six months ended
	March 31, 2007		March 31, 2006		March 31, 2007		March 31, 2006
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
Operating Margin
Operating margin	$267,428	51.0%	$250,846	50.4%	$545,460	51.5%	$429,413	55.4%
Less:
Advertising	(42,800)	(8.2%)	(47,477)	(9.5%)	(82,076)	(7.7%)	(74,041)	(9.6%)
Fair value adjustments of investment- related derivative instruments	—	—	—	—	—	—	(11,703)	(1.5%)

Income before other income and income taxes	224,628	42.8%	203,369	40.9%	463,384	43.7%	343,669	44.4%
Gain on sale of investments	5,102	1.0%	78,840	15.9%	5,716	0.5%	78,840	10.2%

Pre-tax income	$229,730	43.8%	$282,209	56.8%	$469,100	44.3%	$422,509	54.6%

EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$274,239	52.3%	$245,627	49.4%	$564,967	53.3%	$393,567	50.8%
Plus: Gain on sale of investment	5,102	1.0%	78,840	15.9%	5,716	0.5%	78,840	10.2%

EBITDA	279,341	53.2%	324,467	65.3%	570,683	53.8%	472,407	61.0%
Less:
Depreciation and amortization	(6,132)	(1.2%)	(5,181)	(1.0%)	(13,163)	(1.2%)	(8,664)	(1.1%)
Amortization of acquired intangible assets	(13,446)	(2.6%)	(11,281)	(2.3%)	(27,270)	(2.6%)	(14,790)	(1.9%)
Interest on borrowings	(30,033)	(5.7%)	(25,796)	(5.2%)	(61,150)	(5.8%)	(26,444)	(3.4%)

Pre-tax income	$229,730	43.8%	$282,209	56.8%	$469,100	44.3%	$422,509	54.6%

The dollar amounts of our pre-tax income, operating margin and EBITDA excluding investment gains increased for the first half of fiscal 2007, compared to the first half of fiscal 2006, primarily due to increased business resulting from the TD Waterhouse acquisition. However, operating margin decreased as a percentage of net revenues for the first half of fiscal 2007 primarily due to the TD Waterhouse acquisition. Total expenses were higher as a percentage of net revenues for the first half of fiscal 2007 due to the effect of operating two back-office clearing platforms following the TD Waterhouse acquisition, higher interest on borrowings due to the debt issued to fund the special cash dividend and higher amortization of intangible assets due to the value assigned to the TD Waterhouse client relationships. Pre-tax income decreased as a percentage of net revenues for the first half of fiscal 2007 primarily due to the effect of a $78.8 million gain on the sale of our investment in Knight Capital Group, Inc. during the first half of fiscal 2006. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For the three months ended March 31, 2007, asset-based revenues and transaction-based revenues accounted for 61 percent and 37 percent of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) money market deposit account (“MMDA”) fees and (3) money market and other mutual fund fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue metrics and trading activity metrics.
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

	Three months ended			Six months ended
	Mar. 31, 2007	Mar. 31, 2006	Inc. (Dec.)	Mar. 31, 2007	Mar. 31, 2006	Inc. (Dec.)
Average interest-earning assets	$14,428	$18,202	$(3,774)	$14,023	$16,359	$(2,336)
Average money market deposit account balances	14,758	6,548	8,210	14,571	3,130	11,441

Average investable assets	$29,186	$24,750	$4,436	$28,594	$19,489	$9,105

Net interest revenue	$137.1	$173.4	$(36.3)	$275.6	$301.0	$(25.4)
Money market deposit account fee revenue	129.8	45.3	84.5	265.1	45.3	219.8

Net revenue earned on investable assets	$266.9	$218.7	$48.2	$540.7	$346.3	$194.4

Net interest margin (NIM)	3.66%	3.53%	0.13%	3.72%	3.51%	0.21%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollar amounts in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Six months ended
	Mar. 31, 2007	Mar. 31, 2006	Inc. (Dec.)	Mar. 31, 2007	Mar. 31, 2006	Inc. (Dec.)
Segregated cash	$5.7	$79.6	$(73.9)	$18.1	$150.3	$(132.2)
Client margin balances	152.4	126.2	26.2	303.4	196.3	107.1
Securities borrowing	85.5	41.4	44.1	159.3	73.9	85.4
Other free cash and short-term investments	6.8	6.3	0.5	12.0	10.1	1.9
Client credit balances	(12.7)	(25.3)	12.6	(26.6)	(44.0)	17.4
Securities lending	(100.6)	(54.8)	(45.8)	(190.6)	(85.6)	(105.0)

Net interest revenue	$137.1	$173.4	$(36.3)	$275.6	$301.0	$(25.4)

	Average Balance			Average Balance
	Three months ended		%	Six months ended		%
	Mar. 31, 2007	Mar. 31, 2006	Change	Mar. 31, 2007	Mar. 31, 2006	Change
Segregated cash	$439	$7,612	(94%)	$687	$7,463	(91%)
Client margin balances	7,551	6,845	10%	7,398	5,269	40%
Securities borrowing	5,886	3,254	81%	5,477	3,171	73%
Other free cash and short-term investments	552	491	12%	461	456	1%

Interest-earning assets	$14,428	$18,202	(21%)	$14,023	$16,359	(14%)

Client credit balances	$3,348	$10,247	(67%)	$3,394	$9,689	(65%)
Securities lending	8,356	5,811	44%	7,855	4,849	62%

Interest-bearing liabilities	$11,704	$16,058	(27%)	$11,249	$14,538	(23%)

	Average Yield (Cost)			Average Yield (Cost)
	Three months ended		Net Yield	Six months ended		Net Yield
	Mar. 31, 2007	Mar. 31, 2006	Inc. (Dec.)	Mar. 31, 2007	Mar. 31, 2006	Inc. (Dec.)
Segregated cash	5.21%	4.18%	1.03%	5.18%	3.98%	1.20%
Client margin balances	8.08%	7.37%	0.71%	8.07%	7.37%	0.70%
Securities borrowing	5.81%	5.08%	0.73%	5.72%	4.61%	1.11%
Other free cash and short-term investments	4.88%	5.20%	(0.32%)	5.13%	4.40%	0.73%
Client credit balances	(1.52%)	(0.99%)	(0.53%)	(1.54%)	(0.90%)	(0.64%)
Securities lending	(4.82%)	(3.77%)	(1.05%)	(4.77%)	(3.49%)	(1.28%)
Net interest revenue	3.80%	3.81%	(0.01%)	3.87%	3.64%	0.23%
The following tables set forth key metrics that we use in analyzing other asset-based revenues (dollar amounts in millions):

	Fee Revenue			Fee Revenue
	Three months ended			Six months ended
	Mar. 31, 2007	Mar. 31, 2006	Inc./(Dec.)	Mar. 31, 2007	Mar. 31, 2006	Inc./(Dec.)
Money market deposit account	$129.8	$45.3	$84.5	$265.1	$45.3	$219.8
Money market mutual fund	$38.8	$23.1	$15.7	$76.1	$29.6	$46.5
Other mutual fund	$15.7	$9.4	$6.3	$30.9	$10.6	$20.3

	Average Balance			Average Balance
	Three months ended		%	Six months ended		%
	Mar. 31, 2007	Mar. 31, 2006	Change	Mar. 31, 2007	Mar. 31, 2006	Change
Money market deposit account	$14,758	$6,548	125%	$14,571	$3,130	366%
Money market mutual fund	$20,249	$12,554	61%	$19,493	$7,953	145%
Other mutual fund	$26,105	$18,988	37%	$25,463	$10,834	135%

	Average Yield			Average Yield
	Three months ended			Six months ended
	Mar. 31, 2007	Mar. 31, 2006	Inc./(Dec.)	Mar. 31, 2007	Mar. 31, 2006	Inc./(Dec.)
Money market deposit account	3.52%	2.85%	0.67%	3.58%	2.85%	0.73%
Money market mutual fund	0.77%	0.74%	0.03%	0.77%	0.74%	0.03%
Other mutual fund	0.24%	0.20%	0.04%	0.24%	0.19%	0.05%
Trading Activity Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%	Six months ended		%
	March 31, 2007	March 31, 2006	Change	March 31, 2007	March 31, 2006	Change
Total trades (in millions)	15.47	15.77	(2%)	30.32	25.54	19%
Average commissions and transaction fees per trade	$12.49	$14.04	(11%)	$12.70	$13.75	(8%)
Average client trades per day	253,631	254,382	(0%)	245,481	205,116	20%
Average client trades per account (annualized)	10.1	11.7	(14%)	9.8	10.9	(10%)
Activity rate	4.0%	4.7%	(15%)	3.9%	4.3%	(9%)
Trading days	61.0	62.0	(2%)	123.5	124.5	(1%)
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended		%	Six months ended		%
	March 31, 2007	March 31, 2006	Change	March 31, 2007	March 31, 2006	Change
Qualified accounts (beginning of period)	3,255,000	1,722,000	89%	3,242,000	1,735,000	87%
Qualified accounts (end of period)	3,262,000	3,293,000	(1%)	3,262,000	3,293,000	(1%)
Percentage increase (decrease) during period	0%	91%		1%	90%

Total accounts (beginning of period)	6,260,000	3,739,000	67%	6,191,000	3,717,000	67%
Total accounts (end of period)	6,230,000	6,070,000	3%	6,230,000	6,070,000	3%
Percentage increase (decrease) during period	(0%)	62%		1%	63%

Client assets (beginning of period, in billions)	$278.2	$85.5	225%	$261.7	$83.3	214%
Client assets (end of period, in billions)	$282.2	$262.9	7%	$282.2	$262.9	7%
Percentage increase (decrease) during period	1%	207%		8%	216%
Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.
Our qualified accounts increased slightly for the second quarter of fiscal 2007. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. We expect that the integration of the TD Waterhouse clearing platform into the legacy Ameritrade clearing platform during fiscal 2007 will enable us to offer more comprehensive product offerings. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Three months ended			Six months ended
	March 31,	March 31,	%	March 31,	March 31,	%
	2007	2006	Change	2007	2006	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$193.3	$221.4	(13%)	$385.1	$351.2	10%

Asset-based revenues:
Interest revenue	250.8	254.0	(1%)	493.6	431.4	14%
Brokerage interest expense	(113.7)	(80.6)	41%	(218.0)	(130.4)	67%

Net interest revenue	137.1	173.4	(21%)	275.6	301.0	(8%)
Money market deposit account fees	129.8	45.3	186%	265.1	45.3	485%
Money market and other mutual fund fees	54.5	32.5	68%	107.0	40.2	166%

Total asset-based revenues	321.4	251.2	28%	647.7	386.5	68%
Other	10.1	24.6	(59%)	27.1	36.8	(26%)

Net revenues	524.8	497.2	6%	1,059.9	774.5	37%

Expenses:
Employee compensation and benefits	108.6	111.7	(3%)	206.7	156.6	32%
Fair value adjustments of compensation — related derivative instruments	0.1	(1.0)	(114%)	(0.5)	(1.0)	(52%)
Clearing and execution costs	22.1	19.0	16%	42.9	25.0	72%
Communications	24.7	17.2	44%	46.8	25.9	80%
Occupancy and equipment costs	17.5	18.1	(3%)	42.4	33.2	28%
Depreciation and amortization	6.1	5.2	18%	13.2	8.7	52%
Amortization of acquired intangible assets	13.4	11.3	19%	27.3	14.8	84%
Professional services	21.6	30.5	(29%)	46.7	40.1	17%
Interest on borrowings	30.0	25.8	16%	61.2	26.4	131%
Other	13.1	8.6	52%	27.9	15.4	81%
Advertising	42.8	47.5	(10%)	82.1	74.0	11%
Fair value adjustments of investment— related derivative instruments	—	—	N/A	—	11.7	(100%)

Total expenses	300.1	293.9	2%	596.6	430.8	38%

Income before other income and income taxes	224.6	203.4	10%	463.4	343.7	35%
Other income:
Gain on sale of investments	5.1	78.8	(94%)	5.7	78.8	(93%)

Pre-tax income	229.7	282.2	(19%)	469.1	422.5	11%
Provision for income taxes	88.6	109.4	(19%)	182.3	163.7	11%

Net income	$141.1	$172.8	(18%)	$286.8	$258.8	11%

Other information:
Number of interest days in period	90	90	0%	183	182	1%
Effective income tax rate	38.6%	38.8%		38.9%	38.7%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Condensed Consolidated Statements of Income amounts.
Three-Month Periods Ended March 31, 2007 and March 31, 2006
Net Revenues
Commissions and transaction fees decreased 13 percent to $193.3 million, primarily due to our new client offerings announced in April 2006, which included a $9.99 per trade flat-rate pricing structure for online equity trades and due to lower average client trades per day. These factors were partially offset by the second quarter of fiscal 2006 not reflecting a full quarter of TD

Waterhouse activity. Total trades decreased two percent, as average client trades per day decreased slightly to 253,631 for the second quarter of fiscal 2007 compared to 254,382 for the second quarter of fiscal 2006 and there was one less trading day during the second quarter of fiscal 2007 than in the second quarter of 2006. Average client trades per account (annualized) were 10.1 for the second quarter of fiscal 2007 compared to 11.7 for the second quarter of fiscal 2006. Average commissions and transaction fees per trade decreased to $12.49 per trade for the second quarter of fiscal 2007 from $14.04 for the second quarter of fiscal 2006, primarily due to our new flat-rate pricing structure for online equity trades in April 2006 and the closing of our three Investment Centers during December 2006. The Investment Centers sold products such as load mutual funds and fixed income products that generated higher average commissions and transaction fees per trade than our core business. These factors were partially offset by higher payment for order flow revenue per trade during the second quarter of fiscal 2007. We expect average commissions and transaction fees to range between $12.40 and $12.90 per trade during the third quarter of fiscal 2007, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $147.5 million to $221.6 million for the third quarter of fiscal 2007, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Net interest revenue decreased 21 percent to $137.1 million, due primarily to the movement of over $6 billion in legacy Ameritrade client credit balances to our money market deposit account (MMDA) sweep product in late September 2006, which resulted in a shift in revenues from net interest revenue to money market deposit account fees, partially offset by the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse net interest revenue. We expect net interest revenue to range between $132.7 million and $142.0 million for the third quarter of fiscal 2007.
The MMDA agreement with TD Bank USA, N.A. (a subsidiary of TD) became effective upon the closing of our acquisition of TD Waterhouse on January 24, 2006. MMDA fees increased 186 percent to $129.8 million, due primarily to the movement of over $6 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006, an increase of 67 basis points in the average net yield earned on the client MMDA assets during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 and due to the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse MMDA fee revenue. We expect money market deposit account fees to range between $126.7 million and $132.2 million for the third quarter of fiscal 2007.
Money market and other mutual fund fees increased 68 percent to $54.5 million, primarily due to the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse money market and other mutual fund fees. We expect money market and other mutual fund fees to increase to between $56.8 million and $62.6 million for the third quarter of fiscal 2007, due primarily to an increase in the average money market and mutual fund balances.
Other revenues decreased 59 percent to $10.1 million, due primarily to the effect of our elimination of account maintenance fees in April 2006. We expect other revenues to range between $8.0 million and $10.0 million for the third quarter of fiscal 2007.
Expenses and Other Income
Total expenses increased by two percent during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, due primarily to the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse expenses, partially offset by the expense synergies realized from the TD Waterhouse acquisition. We expect total expenses to decrease from $300.1 million for the second quarter of fiscal 2007 to between $265.1 million and $281.7 million for the third quarter of fiscal 2007, due primarily to cost reductions associated with the completion of the integration efforts, including the conversion of the legacy TD Waterhouse clearing operations to the legacy Ameritrade clearing platform. We expect total expenses to decrease further to between $229.6 million and $252.2 million for the fourth quarter of fiscal 2007, reflecting the full quarter impact of the integration efforts completed in the third quarter.
Employee compensation and benefits expense decreased three percent to $108.6 million, due primarily to a decrease of approximately $4.1 million in incentive-based compensation compared to the second quarter of fiscal 2006 and the benefit of a $2.0 million net reduction in severance accruals related to the TD Waterhouse integration during the second quarter of fiscal 2007. Incentive-based compensation for legacy Ameritrade employees was unusually high during the second quarter of fiscal 2006 as we adjusted accruals based on actual performance and to reflect new incentive plan arrangements for certain executives and other management employees. The decrease in costs was partially offset by the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse compensation expense and $4.2 million of expense associated with moving the legacy TD Waterhouse associates into the Company’s benefits program during the second quarter of fiscal 2007. Full-time equivalent employees decreased to 3,827 at March 31, 2007, from 4,115 at March 31, 2006. The number of temporary employees increased to 395 at March 31, 2007, from 229 at March 31, 2006, primarily related to the integration of TD Waterhouse.

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
Clearing and execution costs increased 16 percent to $22.1 million, due primarily to the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse statement and confirmation processing, clearing and order routing expenses.
Communications expense increased 44 percent to $24.7 million, due primarily to a $3.4 million adjustment to estimated quote costs for the legacy TD Waterhouse business during the second quarter of fiscal 2007 and to the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse expenses for telephone, quotes and market information.
Occupancy and equipment costs decreased three percent to $17.5 million, due primarily to the effect of a favorable legacy TD Waterhouse litigation settlement of $4.6 million, partially offset by the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse expenses.
Depreciation and amortization increased 18 percent to $6.1 million, due primarily to the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse depreciation and increased software amortization related to recently developed functionality.
Amortization of acquired intangible assets increased 19 percent to $13.4 million due to the second quarter of fiscal 2006 not reflecting a full quarter of amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition.
Professional services decreased 29 percent to $21.6 million, due primarily to client communication costs of $5.7 million associated with the TD Waterhouse acquisition and a $5.0 million reimbursement of professional services related to the TD Waterhouse acquisition pursuant to the terms of our Chairman’s employment agreement during the second quarter of fiscal 2006, partially offset by the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse expenses.
Interest on borrowings increased 16 percent to $30.0 million, due primarily to higher average interest rates paid on our long-term debt during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 and to the second quarter of fiscal 2006 not reflecting a full quarter of the interest expense on debt associated with the TD Waterhouse acquisition. Our average debt outstanding was approximately $1.7 billion during the second quarter of fiscal 2007, compared to $1.6 billion for the second quarter of fiscal 2006.
Other expenses increased 52 percent to $13.1 million, due primarily to the second quarter of fiscal 2006 not reflecting a full quarter of TD Waterhouse expenses and, to a lesser extent, to losses during the second quarter of fiscal 2007 reimbursed pursuant to our client asset protection guarantee. We have implemented additional processes and technologies and continue to work with our peers, regulators and law enforcement to develop strategies to minimize such losses.
Advertising expense decreased 10 percent to $42.8 million. We generally adjust our level of advertising spending in relation to stock market activity in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Gain on sale of investments was $5.1 million for the second quarter of fiscal 2007, compared to $78.8 million for the second quarter of fiscal 2006. The large gain for the second quarter of fiscal 2006 resulted from the liquidation of our investment in Knight Capital Group, Inc. (“Knight”) and related prepaid variable forward contracts in January 2006.
Six-Month Periods Ended March 31, 2007 and March 31, 2006
Net Revenues
Commissions and transaction fees increased 10 percent to $385.1 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition, partially offset by lower commissions and transaction fees per trade and lower average trades per account. Total trades increased 19 percent, as average client trades per day increased 20 percent to 245,481 for the first half of fiscal 2007 from 205,116 for the first half of fiscal 2006. Average client trades per account (annualized) were 9.8 for the first half of fiscal 2007 compared to 10.9 for the first half of fiscal 2006. Average commissions and transaction fees per trade decreased to $12.70 per trade for the first half of fiscal 2007 from $13.75 for the first half of fiscal 2006, primarily due to our new client offerings announced in April 2006 and the closing of our Investment Centers during December 2006, partially offset by higher payment for order flow revenue per trade.
Net interest revenue decreased eight percent to $275.6 million, due primarily to a $19.6 million decrease in net interest from our securities borrowing/lending program for the first half of fiscal 2007 compared to the first half of fiscal 2006 and to the movement of over $6 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006, which resulted in a shift in revenues from net interest revenue to money market deposit fees. The decreased net interest revenue resulting from these factors was partially offset by the first half of fiscal 2006 not reflecting a full period of TD Waterhouse net interest revenue.
MMDA fees increased to $265.1 million for the first half of fiscal 2007 compared to $45.3 million for the first half of fiscal 2006, due primarily to the first half of fiscal year 2006 not reflecting a full period of TD Waterhouse MMDA fee revenue, the movement of over $6.0 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006 and an increase of 73 basis points in the average yield earned on the client MMDA assets during the first half of fiscal 2007 compared to the first half of fiscal 2006.
Money market and other mutual fund fees increased to $107.0 million for the first half of fiscal 2007 compared to $40.2 million for the first half of fiscal 2006, primarily due to the first half of fiscal 2006 not reflecting a full period of TD Waterhouse money market and mutual fund fees.
Other revenues decreased 26 percent to $27.1 million, due primarily to the effect of our elimination of account maintenance fees in April 2006.
Expenses and Other Income
Employee compensation and benefits expense increased 32 percent to $206.7 million, primarily due to the TD Waterhouse acquisition. Stock-based compensation expense increased by $5.3 million, primarily due to the issuance of a broad-based grant of restricted stock units in March 2006.
Clearing and execution costs increased 72 percent to $42.9 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.
Communications expense increased 80 percent to $46.8 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.
Occupancy and equipment costs increased 28 percent to $42.4 million, due primarily to leased facilities added in the TD Waterhouse acquisition, partially offset by the effects of a favorable legacy TD Waterhouse litigation settlement of $4.6 million during the second quarter of fiscal 2007 and a $2.3 million early lease termination fee associated with our facility in Jersey City during the first quarter of fiscal 2006.
Depreciation and amortization increased 52 percent to $13.2 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality.
Amortization of acquired intangible assets increased 84 percent to $27.3 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition.
Professional services increased 17 percent to $46.7 million, due primarily to the first half of fiscal 2006 not reflecting a full period of professional services expenses, partially offset by client communication costs of $5.7 million associated with the TD Waterhouse acquisition and a $5.0 million reimbursement of professional services related to the TD Waterhouse acquisition pursuant to the terms of our Chairman’s employment agreement during the second quarter of fiscal 2006.
Interest on borrowings increased to $61.2 million for the first half of fiscal 2007, compared to $26.4 million for the first half of fiscal 2006, due primarily to interest on the long-term debt issued to fund a portion of the $6.00 per share special cash dividend paid in January 2006 and working capital needs in connection with the TD Waterhouse acquisition.
Other expenses increased 81 percent to $27.9 million, due primarily to additional expenses resulting from the TD Waterhouse acquisition and client identity fraud losses during the first half of fiscal 2007 reimbursed pursuant to our asset protection guarantee.
Advertising expense increased 11 percent to $82.1 million, due primarily to the addition of TD Waterhouse advertising expenses.
Fair value adjustments of investment-related derivative instruments for the first half of fiscal 2006 consisted of $11.7 million of fair value adjustments on our Knight prepaid variable forward contracts. There were no such fair value adjustments for the first half of fiscal 2007 due to the liquidation of our investment in Knight and the related prepaid variable forward contracts in January 2006.
Gain on sale of investments was $5.7 million for the first half of fiscal 2007, compared to $78.8 million for the first half of fiscal 2006. The large gain for the second quarter of fiscal 2006 resulted from the liquidation of our investment in Knight and related prepaid variable forward contracts in January 2006.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first half of fiscal 2007 were financed from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
Dividends from our subsidiaries are another source of liquidity for the parent company. Our broker-dealer subsidiaries are subject to requirements of the SEC and NASD relating to liquidity, capital standards, and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.
Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. For clearing broker-dealers, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits”, which primarily are a function of client margin balances at our broker-dealer subsidiaries. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.
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

	March 31,	September 29,
	2007	2006	Change
Cash and cash equivalents	$547,770	$363,650	$184,120
Less: Broker-dealer cash and cash equivalents	(506,400)	(263,054)	(243,346)

Non broker-dealer cash and cash equivalents	41,370	100,596	(59,226)
Plus: Non broker-dealer short-term investments	37,600	65,275	(27,675)
Plus: Excess broker-dealer regulatory net capital	464,241	333,514	130,727

Liquid assets	$543,211	$499,385	$43,826

The increase in liquid assets from September 29, 2006 to March 31, 2007 is primarily due to net income of $287 million partially offset by $211 million of net cash used in financing and investing activities, excluding short-term investment activity (see “Cash Flow” below). The remaining $32 million of the net change in liquid assets was due primarily to timing of income tax and other payments and changes in excess regulatory net capital.
Cash Flow
Cash provided by operating activities was $367.9 million for the first half of fiscal 2007, compared to $278.1 million for the first half of fiscal 2006. The increase was primarily due to higher net income, excluding gains on the sale of investments in equity securities, partially offset by net changes in broker-dealer working capital.
Cash provided by investing activities was $7.4 million for the first half of fiscal 2007, compared to $774.3 million for the first half of fiscal 2006. The cash provided by investing activities in the first half of fiscal 2007 consisted primarily of $27.7 million of net sales of short-term investments in auction rate securities and $10.2 million of proceeds from the sale of investments in equity securities available-for-sale, partially offset by $27.2 million of property and equipment purchases and $3.3 million paid for a small acquisition. The cash provided by investing activities for the first half of fiscal 2006 consisted primarily of $580.1 million of net cash acquired in the TD Waterhouse acquisition and $189.8 million of net sales of short-term investments in auction rate securities.

Cash used in financing activities was $191.2 million for the first half of fiscal 2007, compared to $740.2 million for the first half of fiscal 2006. The financing activities in the first half of fiscal 2007 consisted primarily of $180.1 million of stock repurchases and $12.5 million of principal payments on our long-term debt. The financing activities in the first half of fiscal 2006 consisted primarily of $2.4 billion for payment of a $6.00 per share special cash dividend and a $200 million principal payment on notes payable, partially offset by $1.9 billion of proceeds from the issuance of long-term debt.
Stock Repurchase Program
On August 2, 2006, our Board of Directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization from 12 million shares to 32 million shares. During the second quarter of fiscal 2007, we repurchased approximately 3.0 million shares under the program at a weighted average purchase price of $16.62 per share. From the inception of the program through March 31, 2007, we have repurchased approximately 14.5 million shares at a weighted average purchase price of $16.98 per share.
NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for our fiscal year beginning October 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We are analyzing the impact of adopting FIN No. 48.
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning October 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 159 will be effective for our fiscal year beginning October 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.
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
Credit Risk
Two primary sources of credit risk inherent in our business are client margin lending and securities lending and borrowing. We manage risk on client margin lending by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through a securities clearinghouse.
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
The simulations assume that the asset and liability structure of the Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations as of March 31, 2007 indicate that an immediate one percent (100 basis point) increase or decrease in short-term interest rates would result in approximately $34 million more or less annual pre-tax income, respectively.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest, except for economic hedging purposes, in derivative instruments.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Legal — The nature of the Company’s business subjects it to lawsuits, arbitrations, claims and other legal proceedings. We cannot predict with certainty the outcome of pending legal proceedings. A substantial adverse judgment or other resolution could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. However, in the opinion of management, after consultation with legal counsel, the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2007 — January 26, 2007	875,039	$17.20	850,000	19,630,000
January 27, 2007 — February 28, 2007	1,100,000	$17.15	1,100,000	18,530,000
March 1, 2007 — March 31, 2007	1,058,800	$15.59	1,058,800	17,471,200
Total — Three months ended March 31, 2007	3,033,839	$16.62	3,008,800	17,471,200
Our common stock repurchase program was authorized on August 2, 2006. Our Board of Directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization from 12 million shares to 32 million shares. This program is the only program currently in effect and there were no programs that expired during the second quarter of fiscal 2007. During the month ended January 26, 2007, 25,039 shares were repurchased from employees for income tax withholding in connection with stock distributions from the Company’s Executive Deferred Compensation Program.
Item 4. — Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on February 27, 2007. Four persons were nominated by the Company’s board of directors to serve as Class II directors for terms of three years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD
Marshall A. Cohen	530,920,929	15,099,254
William H. Hatanaka	502,753,370	43,266,813
Robert T. Slezak	525,908,321	20,111,862
Allan R. Tessler	533,053,971	12,966,212
A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 2007, was approved as follows:

		ABSTENSIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
545,123,862	510,104	386,218

A proposal to approve the Company’s 2006 Directors Incentive Plan was approved as follows:

		ABSTENSIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
477,895,339	12,737,148	55,387,697
A proposal to approve the Company’s Management Incentive Plan was approved as follows:

		ABSTENSIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
484,376,688	6,457,535	55,185,961
Item 6. — Exhibits
3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Separation and Release of Claims Agreement, dated March 28, 2007, between Asiff Hirji and TD AMERITRADE Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2007

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)