Form 10-Q
period 2007-06-30
TD AMERITRADE HOLDING CORP
filed 2007-08-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-49992

TD AMERITRADE HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☑                            Accelerated filer ☐                           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of July 31, 2007, there were 595,937,441 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. —Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2007 and 2006 and condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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

/s/ ERNST & YOUNG LLP

Chicago, Illinois
August 7, 2007

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	September 29,
	2007	2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$295,851	$363,650
Short-term investments	50,000	65,275
Cash and investments segregated in compliance with federal regulations	1,346,323	1,561,910
Receivable from brokers, dealers and clearing organizations	6,514,536	4,566,525
Receivable from clients — net of allowance for doubtful accounts	7,859,005	6,970,834
Receivable from affiliates	40,470	19,191
Other receivables	160,841	89,038
Property and equipment — net of accumulated depreciation and amortization	77,509	57,346
Goodwill	1,763,749	1,731,718
Acquired intangible assets — net of accumulated amortization	1,016,055	1,056,899
Investments in equity securities	7,716	16,536
Other assets	78,923	59,547

Total assets	$19,210,978	$16,558,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$9,827,125	$7,022,601
Payable to clients	5,176,099	5,412,981
Accounts payable and accrued liabilities	423,848	371,024
Payable to affiliates	7,552	1,596
Long-term debt	1,484,625	1,703,375
Capital lease obligations	4,386	7,337
Deferred income taxes, net	311,297	309,321

Total liabilities	17,234,932	14,828,235

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; June 30, 2007 — 596,109,163 shares outstanding; September 29, 2006 — 607,626,040 shares outstanding	6,314	6,314
Additional paid-in capital	1,594,790	1,591,610
Retained earnings	886,231	440,762
Treasury stock, common, at cost — June 30, 2007 — 35,272,697 shares; September 29, 2006 — 23,755,820 shares	(512,007)	(312,410)
Deferred compensation	429	662
Accumulated other comprehensive income	289	3,296

Total stockholders’ equity	1,976,046	1,730,234

Total liabilities and stockholders’ equity	$19,210,978	$16,558,469

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$197,767	$213,173	$582,896	$564,366

Asset-based revenues:
Interest revenue	259,254	297,949	752,886	729,351
Brokerage interest expense	(120,352)	(98,580)	(338,358)	(228,982)

Net interest revenue	138,902	199,369	414,528	500,369

Money market deposit account fees	134,646	69,043	399,701	114,350
Money market and other mutual fund fees	59,263	49,492	166,255	89,656

Total asset-based revenues	332,811	317,904	980,484	704,375
Other revenues	11,229	9,265	38,365	46,088

Net revenues	541,807	540,342	1,601,745	1,314,829

Expenses:
Employee compensation and benefits	114,681	90,414	321,426	247,029
Fair value adjustments of compensation-related derivative instruments	(1,274)	2,234	(1,752)	1,248
Clearing and execution costs	23,620	25,810	66,515	50,760
Communications	17,738	20,604	64,493	46,522
Occupancy and equipment costs	22,247	21,261	64,620	54,456
Depreciation and amortization	6,068	6,171	19,231	14,835
Amortization of acquired intangible assets	13,574	13,673	40,844	28,463
Professional services	17,247	25,357	63,981	65,441
Interest on borrowings	29,627	33,915	90,777	60,358
Other	10,717	12,480	38,588	27,881
Advertising	33,031	55,344	115,107	129,385
Fair value adjustments of investment-related derivative instruments	—	—	—	11,703

Total expenses	287,276	307,263	883,830	738,081

Income before other income and income taxes	254,531	233,079	717,915	576,748

Other income:
Gain on sale of investments	—	—	5,716	78,840

Pre-tax income	254,531	233,079	723,631	655,588
Provision for income taxes	95,833	93,262	278,162	256,939

Net income	$158,698	$139,817	$445,469	$398,649

Earnings per share — basic	$0.27	$0.23	$0.74	$0.76
Earnings per share — diluted	$0.26	$0.23	$0.73	$0.75
Weighted average shares outstanding — basic	596,575	608,476	599,506	522,410
Weighted average shares outstanding — diluted	606,131	619,707	609,264	533,997

Dividends declared per share	$0.00	$0.00	$0.00	$6.00
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$445,469	$398,649
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,231	14,835
Amortization of acquired intangible assets	40,844	28,463
Deferred income taxes	22,939	32,423
Gain on sale of investments in equity securities	(5,716)	(78,840)
Loss (gain) on disposal of property	347	(631)
Fair value adjustments of derivative instruments	(1,752)	12,951
Stock-based compensation	12,950	8,126
Other, net	(2,344)	(1,195)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	215,587	587,787
Brokerage receivables	(2,836,182)	(569,470)
Receivable from/payable to affiliates, net	(15,323)	49,733
Other receivables	(71,499)	(49,767)
Proceeds from sale of broker-dealer investments in equity securities	1,726	—
Other assets	(16,406)	23,725
Brokerage payables	2,567,642	(197,307)
Accounts payable and accrued liabilities	2,741	(134,052)

Net cash provided by operating activities	380,254	125,430

Cash flows from investing activities:
Purchase of property and equipment	(37,487)	(9,759)
Cash (paid) received in business combinations	(3,307)	580,056
Purchase of short-term investments	(367,025)	(872,100)
Proceeds from sale of short-term investments	382,300	1,077,144
Proceeds from sale of investments in equity securities available-for-sale	10,237	7,492
Other	(13)	25

Net cash (used in) provided by investing activities	(15,295)	782,858

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30, 2007	June 30, 2006
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$1,900,000
Payment of debt issuance costs	(1,095)	(20,992)
Principal payments on long-term debt and notes payable	(218,750)	(310,375)
Broker-dealer short-term borrowings, net	—	110,000
Principal payments on capital lease obligations	(2,951)	(2,877)
Proceeds from exercise of stock options; Nine months ended June 30, 2007 — 1,892,696 shares; 2006 — 7,505,483 shares	9,379	40,558
Payment of cash dividend	—	(2,442,234)
Purchase of treasury stock	(228,654)	(467)
Excess tax benefits on stock-based compensation	9,009	42,034

Net cash used in financing activities	(433,062)	(684,353)

Effect of exchange rate changes on cash and cash equivalents	304	307

Net (decrease) increase in cash and cash equivalents	(67,799)	224,242

Cash and cash equivalents at beginning of period	363,650	171,064

Cash and cash equivalents at end of period	$295,851	$395,306

Supplemental cash flow information:
Interest paid	$426,712	$273,583
Income taxes paid	$214,494	$255,762
Tax benefit on exercises and distributions of stock-based compensation	$9,073	$42,107
Noncash investing and financing activities:
Issuance of capital lease obligations	$—	$4,608
Settlement of prepaid variable forward contract liabilities in exchange for investment	$—	$72,077
Issuance of common stock in acquisition	$—	$2,123,181
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Nine-Month Periods Ended June 30, 2007 and 2006
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
Recently Issued Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for the Company’s fiscal year beginning October 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The Company is analyzing the impact of adopting FIN No. 48.
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

2. BUSINESS COMBINATIONS
On May 24, 2007, the Company and Fiserv, Inc. (“Fiserv”) entered into a stock purchase agreement pursuant to which a wholly owned subsidiary of the Company agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing is $225 million in cash plus Fiserv Trust Company’s regulatory capital, subject to certain pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of certain revenue targets. The closing of the transaction is conditioned upon obtaining certain regulatory approvals, Fiserv completing an internal reorganization of Fiserv Trust Company to transfer the investment administration services business, which the Company is not acquiring, to Fiserv, and other customary conditions. At the closing, the Company and Fiserv will enter into a transition services agreement under which Fiserv will service client accounts for up to six months (subject to extension) and be compensated based on revenue earned during the term of the transition services agreement. Fiserv has agreed not to compete with the acquired business for three years, subject to certain exceptions. Each party’s indemnification obligations are generally limited to losses in excess of $3 million and less than $50 million. Either party can terminate the agreement if the closing has not occurred by January 24, 2008.
3. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 30, 2007:

Balance as of September 29, 2006	$1,731,718
Purchase accounting adjustments, net of income taxes (1)	32,095
Tax benefit of option exercises (2)	(64)

Balance as of June 30, 2007	$1,763,749

(1)	Purchase accounting adjustments primarily consist of adjustments to liabilities for exit and involuntary termination costs relating to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”) from The Toronto-Dominion Bank (“TD”) on January 24, 2006. The purchase price allocation for the TD Waterhouse acquisition was finalized as of January 24, 2007. Differences between purchase accounting estimates and actual results that arose prior to January 24, 2007 resulted in adjustments to the purchase price allocation. Any such adjustments arising on or after January 24, 2007 are recorded currently in earnings.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of June 30, 2007:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$991,522	$(121,141)	$870,381
Trademark license — TD	145,674	—	145,674

	$1,137,196	$(121,141)	$1,016,055

The Company estimates amortization expense on acquired intangible assets outstanding as of June 30, 2007 will be approximately $13.7 million for the remainder of fiscal 2007 and approximately $54.6 million for each of the five succeeding fiscal years.

4. ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month and nine-month periods ended June 30, 2007, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended June 30, 2007
	Balance at	Exit Costs			Balance at
	Mar. 31, 2007	Recorded	Utilized	Adjustments	June 30, 2007
Employee compensation and benefits	$24,008	$—	$(10,534)	$(1,182)	$12,292
Clearing and execution costs	10,652	—	—	—	10,652
Communications	18	—	(14)	—	4
Occupancy and equipment costs	25,020	—	(1,260)	—	23,760
Professional services	4,122	—	(307)	(1,995)	1,820

Total acquisition exit liabilities	$63,820	$—	$(12,115)	$(3,177)	$48,528

	Nine Months Ended June 30, 2007
	Balance at	Exit Costs			Balance at
	Sept. 29, 2006	Recorded	Utilized	Adjustments	June 30, 2007
Employee compensation and benefits	$26,676	$20,569	$(30,736)	$(4,217)	$12,292
Clearing and execution costs	10,073	579	—	—	10,652
Communications	—	57	(53)	—	4
Occupancy and equipment costs	23,168	5,316	(4,392)	(332)	23,760
Professional services	1,334	9,674	(7,193)	(1,995)	1,820

Total acquisition exit liabilities	$61,251	$36,195	$(42,374)	$(6,544)	$48,528

The exit costs recorded during the nine-month period ended June 30, 2007 relate to purchase accounting adjustments for the acquisition of TD Waterhouse. Adjustments to purchase accounting estimates arising prior to January 24, 2007 (the one-year anniversary of the TD Waterhouse acquisition) are reflected in the “exit costs recorded” column as adjustments to the cost of acquiring TD Waterhouse, and therefore adjusted the amount of goodwill recorded. Adjustments arising on or after January 24, 2007 are reflected in the “adjustments” column and were included in the determination of net income for the period.
Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2013. Clearing and execution, communications and professional services contract termination costs are expected to be paid during the fourth quarter of fiscal 2007 and first half of fiscal 2008. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.
5. CREDIT FACILITIES
Effective December 13, 2006, the Company entered into an amendment to its January 23, 2006 credit agreement to allow the Company to repurchase additional shares of its outstanding common stock. The Company paid approximately $1.1 million of additional debt issuance costs to effect the amendment. Debt issuance costs are recorded in other assets in the Condensed Consolidated Balance Sheets and are amortized over the remaining term of the respective credit facilities.
6. NET CAPITAL
The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), which requires the maintenance of minimum net capital, as defined. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table as of the dates indicated:

	June 30, 2007			September 29, 2006
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD AMERITRADE Clearing, Inc.	$592,882	$178,171	$414,711	$397,034	$88,891	$308,143
National Investor Services Corp.	105,099	1,500	103,599	333,134	77,548	255,586
TD AMERITRADE, Inc.	75,800	5,788	70,012	48,932	26,146	22,786
TD Waterhouse Capital Markets, Inc.	1,465	217	1,248	4,397	1,000	3,397

Totals	$775,246	$185,676	$589,570	$783,497	$193,585	$589,912

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) (formerly known as Ameritrade, Inc.) and National Investor Services Corp. (“NISC”) are clearing broker-dealers. TD AMERITRADE, Inc. (“TDA Inc.”) is an introducing broker-dealer. TD Waterhouse Capital Markets, Inc. (“TDWCM”) was registered as a market-maker in over-the-counter equity securities until January 2007, at which time it registered as an introducing broker-dealer.
On May 14, 2007, the clearing functions performed by NISC on behalf of TDA were transferred to TDA Clearing. In connection with this transfer, NISC transferred to TDA Clearing substantially all client-related assets and liabilities previously carried by NISC. The Company intends to withdraw NISC’s and TDWCM’s registrations as broker-dealers.
7. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income	$158,698	$139,817	$445,469	$398,649

Weighted average shares outstanding — basic	596,575	608,476	599,506	522,410
Effect of dilutive securities:
Stock options	9,274	11,190	9,556	11,531
Restricted stock units	240	10	161	28
Deferred compensation shares	42	31	41	28

Weighted average shares outstanding — diluted	606,131	619,707	609,264	533,997

Earnings per share — basic	$0.27	$0.23	$0.74	$0.76
Earnings per share — diluted	$0.26	$0.23	$0.73	$0.75
8. COMMITMENTS AND CONTINGENCIES
Legal — Matthew Elvey filed a purported class action complaint against TDA Inc. on May 31, 2007 in the United States District Court for the Northern District of California. Gadgetwiz, Inc. was added as a plaintiff in a first amended complaint filed on June 28, 2007. The amended complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of Elvey and other account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The plaintiffs allege that TDA Inc.’s privacy statement is false and misleading in light of the disclosure of e-mail addresses and what they in turn claim to be the potential for disclosure of other personal information. The plaintiffs complain about the receipt of stock spam e-mails. The plaintiffs also complain that TDA Inc. failed to inform them of the suspected misappropriation by a third party of their e-mail addresses and to warn them of the dangers of purchasing the stock promoted in the spam. The amended complaint includes claims of alleged violations of California and Federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. On July 10, 2007, the plaintiffs filed a motion for preliminary injunction.

On July 18, 2007, TDA Inc. filed a motion to dismiss the plaintiffs’ amended complaint. TDA Inc. intends to vigorously defend against this lawsuit.
The Company is subject to lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Management believes the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.
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
The Company seeks to control the risks associated with its client securities activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.
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
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through a securities clearinghouse. As of June 30, 2007, approximately $3.8 billion of receivables for securities borrowed were concentrated with four large financial institution counterparties, representing approximately 58 percent of the balance of receivables from brokers, dealers and clearing organizations on the Condensed Consolidated Balance Sheet.
As of June 30, 2007, client excess margin securities of approximately $10.9 billion and stock borrowings of approximately $6.3 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $9.6 billion and repledged approximately $0.7 billion of that collateral as of June 30, 2007.

Guarantees — The Company is a member of and provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral. However, the potential for the Company to be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for these transactions.
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
9. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net income	$158,698	$139,817	$445,469	$398,649

Other comprehensive income (loss):
Net unrealized gains (losses) on investment securities available-for-sale	109	(50)	(264)	14,505

Adjustment for deferred income taxes on net unrealized (gains)/losses	(40)	40	100	(5,563)

Reclassification adjustment for realized gains on investment securities included in net income	—	—	(4,702)	(77,475)

Reclassification adjustment for deferred income taxes on realized investment gains	—	—	1,763	29,828

Amount transferred from cumulative foreign currency translation adjustments due to disposal of Ameritrade Canada, Inc.	—	—	—	(513)

Foreign currency translation adjustment	149	(7)	96	242

Total other comprehensive income (loss), net of tax	218	(17)	(3,007)	(38,976)

Comprehensive income	$158,916	$139,800	$442,462	$359,673

10. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse, TD became an affiliate of the Company, owning approximately 40 percent of the Company’s voting common stock as of June 30, 2007. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members to the Company’s Board of Directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account Agreement
Three broker-dealer subsidiaries of the Company, TDA Inc., TDA Clearing and NISC, are party to a money market deposit account (“MMDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”) and TD, which was entered into on January 24, 2006 in connection with the TD Waterhouse acquisition. Under the MMDA agreement, TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and TDA Clearing and NISC act as agents for clients of TDA Inc. and as recordkeepers for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc., TDA Clearing and NISC collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets (including any gains or losses from sales of investments), less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums. TD Bank USA invests the swept client cash primarily in fixed-income securities backed by government guarantees, which are highly-rated securities.
In the event the fee computation results in a negative amount, the Company’s subsidiaries must pay TD Bank USA the negative amount. This effectively results in the Company guaranteeing TD Bank USA revenue of 25 basis points on the MMDA agreement, plus the reimbursement of FDIC insurance premiums. The fee computation under the MMDA agreement is affected by many variables, including the type, duration, credit quality, principal balance and yield of the investment portfolio at TD Bank USA, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative MMDA fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the fee calculation to result in a negative amount is remote and the fair value of the guarantee is immaterial. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the MMDA agreement.
The MMDA agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms, provided that following the first anniversary of the agreement, the agreement may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with the money market deposit account agreement of $134.6 million and $399.7 million for the three months and nine months ended June 30, 2007, respectively, and $69.0 million and $114.4 million for the three months and nine months ended June 30, 2006, respectively, which is reflected as money market deposit account fees in the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and certain of its subsidiaries and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients, and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. In the event payments under the transfer agency agreement, shareholder services agreement and dealer agreement are less than the minimum compensation called for by the services agreement, the deficit is paid under the services agreement. The services agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms (so long as certain related agreements are in effect), provided that following the first anniversary of the agreement, the agreement may be terminated by any party upon one year’s prior written notice. The Company may terminate the services agreement upon 120 days notice if it does not earn monthly fees greater than a specified level. The Company earned fee income associated with these agreements of $28.6 million and $82.1 million for the three months and nine months ended June 30, 2007, respectively, and $22.5 million and $37.8 million for the three months and nine months ended June 30, 2006, respectively, which is included in money market and other mutual fund fees in the Condensed Consolidated Statements of Income.
Interim Cash Management Services Agreement
Pursuant to an Interim Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. until the earlier of TDA Inc. successfully converting the cash management services to another service provider or TD Bank USA and TDA Inc. entering into a formal cash management services agreement. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the interim cash management services agreement of $1.1 million and $2.7 million for the three months and nine months ended June 30, 2007, respectively, and $0.8 million and $1.5 million for the three months and nine months ended June 30, 2006, respectively, which is included in clearing and execution costs in the Condensed Consolidated Statements of Income.
Bridge Loan and Subordinated Notes
During fiscal 2006, the Company had borrowings under a bridge loan and subordinated notes outstanding with TD and an affiliate of TD, respectively. The Company incurred interest expense for the three months ended June 30, 2006 of $0.8 million and $0.5 million for the bridge loan and subordinated notes, respectively. The Company incurred interest expense for the nine months ended June 30, 2006 of $2.6 million and $0.8 million for the bridge loan and subordinated notes, respectively.

Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (SARs) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 78,335 and 244,100 SARs outstanding as of June 30, 2007 and September 29, 2006, respectively, with an approximate value of $3.1 million and $7.8 million as of June 30, 2007 and September 29, 2006, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. The Company incurred interest expense to the TD affiliate to finance the swap agreements of $0.1 million and $0.2 million for the three months and nine months ended June 30, 2007, respectively, and $0.2 million and $0.4 million for the three months and nine months ended June 30, 2006, respectively. There were 185,217 and 335,980 restricted share units outstanding as of June 30, 2007 and September 29, 2006, respectively, with an approximate value of $12.7 million and $19.9 million as of June 30, 2007 and September 29, 2006, respectively. The Company recorded a gain on fair value adjustments to the equity swap agreements of $1.3 million and $1.8 million for the three months and nine months ended June 30, 2007, respectively, and a loss of $2.2 million and $1.2 million for the three months and nine months ended June 30, 2006, which are included in fair value adjustments of compensation-related derivative instruments in the Condensed Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.
Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, as amended, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc., until November 30, 2008, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $3.5 million and $10.9 million for the three months and nine months ended June 30, 2007, respectively, and $3.7 million and $5.8 million for the three months and nine months ended June 30, 2006, which is included in professional services expense in the Condensed Consolidated Statements of Income.
Receivables from and Payables to TD
Receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliates and payable to affiliates, respectively, in the Condensed Consolidated Balance Sheets. Such balances are generally settled in cash on a monthly basis.

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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the amount of annualized pre-tax synergies to be realized from the acquisition of TD Waterhouse; incremental operating expenses for growth initiatives; the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of changes in the number of qualified accounts on our results of operations; average commissions and transaction fees per trade; amounts of commissions and transaction fees, net interest revenue, money market deposit account fees, money market and other mutual fund fees and other revenues; amounts of total expenses; amounts of employee compensation and benefits, clearing and execution, communications, professional services, interest on borrowings, other operating expenses and advertising expenses; our capital and liquidity needs and our plans to finance such needs; and the impact of recently issued accounting pronouncements.
The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions, interest rates, stock market fluctuations and changes in client trading activity, increased competition, systems failures and capacity constraints, network security risks, ability to service debt obligations, integration associated with the TD Waterhouse acquisition, realization of synergies from the TD Waterhouse acquisition, regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended September 29, 2006. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
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
At the time of the closing of the TD Waterhouse acquisition, we expected to realize approximately $678 million of annualized pre-tax synergies from the acquisition within 18 months of the closing, consisting of $300 million in revenue opportunities primarily related to our new banking relationship with TD and $378 million in cost savings related to the elimination of duplicate expenditures. We realized the revenue opportunities during fiscal 2006 and we expect to realize the operating cost synergies by the end of fiscal 2007. The major remaining component of the TD Waterhouse integration was the conversion of the legacy TD Waterhouse clearing operations to the legacy Ameritrade clearing platform, which was completed during the third quarter of fiscal 2007.
GROWTH INITIATIVES
During the third quarter of fiscal 2007, our Board of Directors approved expending up to $100 million in ongoing annualized incremental operating expenses for growth initiatives. Our Chief Executive Officer is authorized to approve growth initiatives to strengthen our sales, develop new products or enhance the functionality of existing products. During the third quarter of fiscal 2007, we expended approximately $8 million ($32 million annualized) for growth initiatives, which primarily consisted of employee compensation and benefits and professional service expenses. We expect to expend approximately $20 million ($80 million annualized) for growth initiatives during the fourth quarter of fiscal 2007 and we expect to reach the $100 million level of annualized incremental expenditures during fiscal 2008.
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
Financial Performance Metrics
Pre-tax income, net income, earnings per share, EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains are key metrics we use in evaluating our financial performance.
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

The following table sets forth EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended				Nine months ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	$	% of Rev.	$	% of Rev.	$	% of Rev.	$	% of Rev.
EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$303,800	56.1%	$286,838	53.1%	$868,767	54.2%	$680,404	51.7%
Plus: Gain on sale of investments	—	—	—	—	5,716	0.4%	78,840	6.0%

EBITDA	303,800	56.1%	286,838	53.1%	874,483	54.6%	759,244	57.7%
Less:
Depreciation and amortization	(6,068)	(1.1%)	(6,171)	(1.1%)	(19,231)	(1.2%)	(14,835)	(1.1%)
Amortization of acquired intangible assets	(13,574)	(2.5%)	(13,673)	(2.5%)	(40,844)	(2.5%)	(28,463)	(2.2%)
Interest on borrowings	(29,627)	(5.5%)	(33,915)	(6.3%)	(90,777)	(5.7%)	(60,358)	(4.6%)

Pre-tax income	$254,531	47.0%	$233,079	43.1%	$723,631	45.2%	$655,588	49.9%

The dollar amounts of our pre-tax income and EBITDA excluding investment gains increased for the first nine months of fiscal 2007, compared to the first nine months of fiscal 2006, primarily due to increased business resulting from the TD Waterhouse acquisition. Pre-tax income decreased as a percentage of net revenues for the first nine months of fiscal 2007 primarily due to the effect of a $78.8 million gain on the sale of our investment in Knight Capital Group, Inc. (“Knight”) during the first nine months of fiscal 2006. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For the three months ended June 30, 2007, asset-based revenues and transaction-based revenues accounted for 61 percent and 37 percent of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) money market deposit account (“MMDA”) fees and (3) money market and other mutual fund fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue metrics and trading activity metrics.
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

	Three months ended			Nine months ended
	June 30, 2007	June 30, 2006	Inc. (Dec.)	June 30, 2007	June 30, 2006	Inc. (Dec.)
Average interest-earning assets	$15,429	$19,032	$(3,603)	$14,491	$17,249	$(2,758)
Average money market deposit account balances	15,261	8,362	6,899	14,801	4,946	9,855

Average investable assets	$30,690	$27,394	$3,296	$29,292	$22,195	$7,097

Net interest revenue	$138.9	$199.4	$(60.5)	$414.5	$500.4	$(85.9)
Money market deposit account fee revenue	134.6	69.0	65.6	399.7	114.3	285.4

Net revenue earned on investable assets	$273.5	$268.4	$5.1	$814.2	$614.7	$199.5

Net interest margin (NIM)	3.53%	3.88%	(0.35%)	3.65%	3.65%	0.00%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollar amounts in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Nine months ended
	June 30, 2007	June 30, 2006	Inc. (Dec.)	June 30, 2007	June 30, 2006	Inc. (Dec.)
Segregated cash	$8.8	$86.0	$(77.2)	$26.9	$236.3	$(209.4)
Client margin balances	151.2	155.7	(4.5)	454.6	351.9	102.7
Securities borrowing	92.7	49.1	43.6	251.9	123.0	128.9
Other free cash and short-term investments	6.2	6.3	(0.1)	18.3	16.5	1.8
Client credit balances	(13.5)	(27.9)	14.4	(40.1)	(71.9)	31.8
Securities lending	(106.5)	(69.8)	(36.7)	(297.1)	(155.4)	(141.7)

Net interest revenue	$138.9	$199.4	$(60.5)	$414.5	$500.4	$(85.9)

	Average Balance			Average Balance
	Three months ended		%	Nine months ended		%
	June 30, 2007	June 30, 2006	Change	June 30, 2007	June 30, 2006	Change
Segregated cash	$682	$7,220	(91%)	$686	$7,382	(91%)
Client margin balances	7,442	7,886	(6%)	7,413	6,141	21%
Securities borrowing	6,800	3,502	94%	5,917	3,281	80%
Other free cash and short-term investments	505	424	19%	475	445	7%

Interest-earning assets	$15,429	$19,032	(19%)	$14,491	$17,249	(16%)

Client credit balances	$3,510	$10,341	(66%)	$3,432	$9,906	(65%)
Securities lending	9,158	6,547	40%	8,288	5,415	53%

Interest-bearing liabilities	$12,668	$16,888	(25%)	$11,720	$15,321	(24%)

	Average Yield (Cost)			Average Yield (Cost)
	Three months ended		Net Yield	Nine months ended		Net Yield
	June 30, 2007	June 30, 2006	Inc. (Dec.)	June 30, 2007	June 30, 2006	Inc. (Dec.)
Segregated cash	5.08%	4.71%	0.37%	5.15%	4.22%	0.93%
Client margin balances	8.04%	7.81%	0.23%	8.06%	7.56%	0.50%
Securities borrowing	5.39%	5.54%	(0.15%)	5.59%	4.94%	0.65%
Other free cash and short-term investments	4.91%	5.93%	(1.02%)	5.05%	4.89%	0.16%
Client credit balances	(1.52%)	(1.07%)	(0.45%)	(1.53%)	(0.96%)	(0.57%)
Securities lending	(4.60%)	(4.22%)	(0.38%)	(4.71%)	(3.79%)	(0.92%)

Net interest revenue	3.56%	4.14%	(0.58%)	3.76%	3.83%	(0.07%)
The following tables set forth key metrics that we use in analyzing other asset-based revenues (dollar amounts in millions):

	Fee Revenue			Fee Revenue
	Three months ended			Nine months ended
	June 30, 2007	June 30, 2006	Inc./(Dec.)	June 30, 2007	June 30, 2006	Inc./(Dec.)
Money market deposit account	$134.6	$69.0	$65.6	$399.7	$114.3	$285.4
Money market mutual fund	$41.0	$31.7	$9.3	$117.1	$61.3	$55.8
Other mutual fund	$18.3	$17.8	$0.5	$49.2	$28.4	$20.8

	Average Balance			Average Balance
	Three months ended		%	Nine months ended		%
	June 30, 2007	June 30, 2006	Change	June 30, 2007	June 30, 2006	Change
Money market deposit account	$15,261	$8,362	83%	$14,801	$4,946	199%
Money market mutual fund	$21,451	$16,546	30%	$20,144	$10,817	86%
Other mutual fund	$26,717	$23,115	16%	$25,880	$14,927	73%

	Average Yield			Average Yield
	Three months ended			Nine months ended
	June 30, 2007	June 30, 2006	Inc./(Dec.)	June 30, 2007	June 30, 2006	Inc./(Dec.)
Money market deposit account	3.49%	3.27%	0.22%	3.55%	3.05%	0.50%
Money market mutual fund	0.76%	0.76%	0.00%	0.76%	0.75%	0.01%
Other mutual fund	0.27%	0.30%	(0.03%)	0.25%	0.25%	0.00%

Trading Activity Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended		%	Nine months ended		%
	June 30, 2007	June 30, 2006	Change	June 30, 2007	June 30, 2006	Change
Total trades (in millions)	15.42	15.93	(3%)	45.74	41.46	10%
Average commissions and transaction fees per trade	$12.82	$13.39	(4%)	$12.74	$13.61	(6%)
Average client trades per day	244,823	252,784	(3%)	245,259	221,133	11%
Average client trades per account (annualized)	9.7	10.4	(7%)	9.7	10.8	(10%)
Activity rate	3.9%	4.1%	(5%)	3.9%	4.3%	(9%)
Trading days	63.0	63.0	0%	186.5	187.5	(1%)
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended		%	Nine months ended		%
	June 30, 2007	June 30, 2006	Change	June 30, 2007	June 30, 2006	Change
Qualified accounts (beginning of period)	3,262,000	3,293,000	(1%)	3,242,000	1,735,000	87%
Qualified accounts (end of period)	3,276,000	3,260,000	0%	3,276,000	3,260,000	0%
Percentage increase (decrease) during period	0%	(1%)		1%	88%

Total accounts (beginning of period)	6,230,000	6,070,000	3%	6,191,000	3,717,000	67%
Total accounts (end of period)	6,321,000	6,139,000	3%	6,321,000	6,139,000	3%
Percentage increase (decrease) during period	1%	1%		2%	65%

Client assets (beginning of period, in billions)	$282.2	$262.9	7%	$261.7	$83.3	214%
Client assets (end of period, in billions)	$297.2	$255.3	16%	$297.2	$255.3	16%
Percentage increase (decrease) during period	5%	(3%)		14%	206%
Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.
Our qualified accounts increased slightly for the third quarter of fiscal 2007. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. We expect that the integration of the TD Waterhouse clearing platform into the legacy Ameritrade clearing platform completed during the third quarter of fiscal 2007 will enable us to offer more comprehensive product offerings. We are investing up to $100 million in annualized incremental operating expenses for growth initiatives, as discussed under “GROWTH INITIATIVES” above. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Three months ended			Nine months ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2007	2006	Change	2007	2006	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$197.8	$213.2	(7%)	$582.9	$564.4	3%
Asset-based revenues:

Interest revenue	259.3	297.9	(13%)	752.9	729.4	3%
Brokerage interest expense	(120.4)	(98.6)	22%	(338.4)	(229.0)	48%

Net interest revenue	138.9	199.4	(30%)	414.5	500.4	(17%)

Money market deposit account fees	134.6	69.0	95%	399.7	114.4	250%
Money market and other mutual fund fees	59.3	49.5	20%	166.3	89.7	85%

Total asset-based revenues	332.8	317.9	5%	980.5	704.4	39%
Other	11.2	9.3	21%	38.4	46.1	(17%)

Net revenues	541.8	540.3	0%	1,601.7	1,314.8	22%

Expenses:
Employee compensation and benefits	114.7	90.4	27%	321.4	247.0	30%
Fair value adjustments of compensation-related derivative instruments	(1.3)	2.2	(157%)	(1.8)	1.2	(240%)
Clearing and execution costs	23.6	25.8	(8%)	66.5	50.8	31%
Communications	17.7	20.6	(14%)	64.5	46.5	39%
Occupancy and equipment costs	22.2	21.3	5%	64.6	54.5	19%
Depreciation and amortization	6.1	6.2	(2%)	19.2	14.8	30%
Amortization of acquired intangible assets	13.6	13.7	(1%)	40.8	28.5	43%
Professional services	17.2	25.4	(32%)	64.0	65.4	(2%)
Interest on borrowings	29.6	33.9	(13%)	90.8	60.4	50%
Other	10.7	12.5	(14%)	38.6	27.9	38%
Advertising	33.0	55.3	(40%)	115.1	129.4	(11%)
Fair value adjustments of investment-related derivative instruments	—	—	N/A	—	11.7	(100%)

Total expenses	287.3	307.3	(7%)	883.8	738.1	20%

Income before other income and income taxes	254.5	233.1	9%	717.9	576.7	24%
Other income:
Gain on sale of investments	—	—	N/A	5.7	78.8	(93%)

Pre-tax income	254.5	233.1	9%	723.6	655.6	10%
Provision for income taxes	95.8	93.3	3%	278.2	256.9	8%

Net income	$158.7	$139.8	14%	$445.5	$398.6	12%

Other information:
Number of interest days in period	91	91	0%	274	273	0%
Effective income tax rate	37.7%	40.0%		38.4%	39.2%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Condensed Consolidated Statements of Income amounts.
Three-Month Periods Ended June 30, 2007 and June 30, 2006
Net Revenues
Commissions and transaction fees decreased seven percent to $197.8 million, primarily due to lower average client trades per day and lower commissions and transaction fees per trade. Total trades decreased three percent, as average client trades per day decreased three percent to 244,823 for the third quarter of fiscal 2007 compared to 252,784 for the third quarter of fiscal 2006. Average client trades per account (annualized) were 9.7 for the third quarter of fiscal 2007 compared to 10.4 for the third quarter of fiscal 2006. Average commissions and transaction fees per trade decreased to $12.82 per trade for the third quarter of fiscal 2007 from $13.39 for the third quarter of fiscal 2006, primarily due to our new $9.99 per trade flat-rate pricing structure for online equity trades effective April 24, 2006 and the closing of our three Investment Centers during December 2006. The flat-rate pricing structure was in effect for the full third quarter of fiscal 2007, compared to part of the third quarter of fiscal 2006. The Investment Centers sold products such as load mutual funds and fixed income products that generated higher average commissions and transaction fees per trade than our core business. These factors were partially offset by higher payment for order flow revenue per trade during the third quarter of fiscal 2007. We expect average commissions and transaction fees to range between $12.40 and $12.90 per trade during the fourth quarter of fiscal 2007, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $143.0 million to $214.1 million for the fourth quarter of fiscal 2007, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Net interest revenue decreased 30 percent to $138.9 million, due primarily to the movement of over $6 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006, which resulted in a shift in revenues from net interest revenue to money market deposit account fees, and a six percent decrease in average client margin balances. The decrease was partially offset by an increase of 23 basis points in the average yield earned on client margin balances and a $6.9 million increase in net interest revenue from our securities borrowing/lending program for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. We expect net interest revenue to range between $133.5 million and $147.6 million for the fourth quarter of fiscal 2007.
The MMDA agreement with TD Bank USA, N.A. (a subsidiary of TD) became effective upon the closing of our acquisition of TD Waterhouse on January 24, 2006. MMDA fees increased 95 percent to $134.6 million, due primarily to the movement of over $6 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006 and an increase of 22 basis points in the average net yield earned on the client MMDA assets during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. We expect money market deposit account fees to range between $133.8 million and $139.5 million for the fourth quarter of fiscal 2007.
Money market and other mutual fund fees increased 20 percent to $59.3 million, primarily due to an $8.5 billion increase in average money market and other mutual fund balances compared to the third quarter of fiscal 2006. We expect money market and other mutual fund fees to range between $57.4 million and $63.3 million for the fourth quarter of fiscal 2007.
Other revenues increased 21 percent to $11.2 million, due primarily to the effect of $1.7 million of unrealized losses on broker-dealer investments during the third quarter of fiscal 2006. We expect other revenues to range between $9.2 million and $11.2 million for the fourth quarter of fiscal 2007.
Expenses
Total expenses decreased by seven percent to $287.3 million during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, as described below. We expect total expenses to decrease further to between $240.6 million and $265.7 million for the fourth quarter of fiscal 2007, reflecting the full quarter impact of the conversion of the legacy TD Waterhouse clearing operations to the legacy Ameritrade clearing platform, which was completed in the third quarter of fiscal 2007.
Employee compensation and benefits expense increased 27 percent to $114.7 million, due primarily to an increase in incentive-based compensation compared to the third quarter of fiscal 2006 and spending on growth initiatives during the third quarter of fiscal 2007. Incentive-based compensation was higher during the third quarter of fiscal 2007 as we adjusted our estimated accruals related to the clearing conversion and the realization of synergies from the TD Waterhouse acquisition based on actual performance. Full-time equivalent employees decreased to 3,760 at June 30, 2007, from 4,056 at June 30, 2006, primarily due to the integration of TD Waterhouse. We expect employee compensation and benefits expense to decrease to between $93.5 million and $106.1 million for the fourth quarter of fiscal 2007, reflecting the full quarter impact of the integration efforts completed in the third quarter.
Fair value adjustments of compensation-related derivative instruments represent adjustments to equity swap agreements that are intended to economically offset TD Waterhouse stock-based compensation that is based on the value of TD stock. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category. The related TD Waterhouse stock-based compensation expense is included in employee compensation and benefits in the Condensed Consolidated Statements of Income.

Clearing and execution costs decreased eight percent to $23.6 million, due primarily to cost reductions associated with the completion of the clearing conversion during the third quarter of fiscal 2007. We expect clearing and execution costs to decrease to between $9.5 million and $10.0 million for the fourth quarter of fiscal 2007, reflecting the full quarter impact of the clearing conversion completed in the third quarter.
Communications expense decreased 14 percent to $17.7 million, due primarily to approximately $3.7 million of favorable settlements with exchanges related to quote costs for the legacy TD Waterhouse business. We expect communications expense to range between $17.8 million and $18.8 million for the fourth quarter of fiscal 2007.
Professional services decreased 32 percent to $17.2 million, primarily due to higher regulatory mailing costs incurred during the third quarter of fiscal 2006 related to the transition of our clients to a single introducing broker-dealer. We expect professional services expense to range between $16.9 million and $20.9 million for the fourth quarter of fiscal 2007.
Interest on borrowings decreased 13 percent to $29.6 million, due primarily to lower average debt outstanding during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, partially offset by higher average interest rates paid on our long-term debt during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Our average debt outstanding was approximately $1.7 billion during the third quarter of fiscal 2007, compared to $1.9 billion for the third quarter of fiscal 2006. We expect interest on borrowings to decrease to approximately $27.2 million for the fourth quarter of fiscal 2007, as we expect our average debt outstanding to be approximately $1.5 billion.
Other expenses decreased 14 percent to $10.7 million, due primarily to higher licensing costs during the third quarter of fiscal 2006 related to the transition of our clients to a single introducing broker-dealer. We expect other expenses to decrease to between $6.0 million and $6.4 million for the fourth quarter of fiscal 2007.
Advertising expense decreased 40 percent to $33.0 million, primarily due to the higher advertising costs during the third quarter of fiscal 2006 associated with the promotion of the new TD AMERITRADE brand and our new client offerings and pricing. We generally adjust our level of advertising spending in relation to stock market activity in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We expect advertising expenditures to range between $28.7 million and $33.7 million for the fourth quarter of fiscal 2007, depending in part on market conditions.
Our effective income tax rate decreased to 37.7 percent for the third quarter of fiscal 2007 compared to 40.0 percent for the third quarter of fiscal 2006, due primarily to the integration of TD Waterhouse resulting in a realignment of our activities from higher tax jurisdictions into lower tax jurisdictions. This realignment also resulted in a favorable adjustment of approximately $1.6 million during the third quarter of fiscal 2007 to reflect a lower state tax rate for calendar 2006 than originally anticipated.
Nine-Month Periods Ended June 30, 2007 and June 30, 2006
Net Revenues
Commissions and transaction fees increased three percent to $582.9 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition, partially offset by lower commissions and transaction fees per trade and lower average trades per account. Total trades increased 10 percent, as average client trades per day increased 11 percent to 245,259 for the first nine months of fiscal 2007 from 221,133 for the first nine months of fiscal 2006. Average client trades per account (annualized) were 9.7 for the first nine months of fiscal 2007 compared to 10.8 for the first nine months of fiscal 2006. Average commissions and transaction fees per trade decreased to $12.74 per trade for the first nine months of fiscal 2007 from $13.61 for the first nine months of fiscal 2006, primarily due to our new client offerings announced in April 2006 and the closing of our Investment Centers during December 2006, partially offset by higher payment for order flow revenue per trade.
Net interest revenue decreased 17 percent to $414.5 million, due primarily to the movement of over $6 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006, which resulted in a shift in revenues from net interest revenue to money market deposit fees, and to a $12.8 million decrease in net interest from our securities borrowing/lending program for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The decreased net interest revenue resulting from these factors was partially offset by the first nine months of fiscal 2006 not reflecting a full period of TD Waterhouse net interest revenue.
MMDA fees increased to $399.7 million for the first nine months of fiscal 2007 compared to $114.4 million for the first nine months of fiscal 2006. This was due primarily to the first nine months of fiscal year 2006 not reflecting a full period of TD Waterhouse MMDA fee revenue, the movement of over $6.0 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006 and an increase of 50 basis points in the average yield earned on the client MMDA assets during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.

Money market and other mutual fund fees increased to $166.3 million for the first nine months of fiscal 2007 compared to $89.7 million for the first nine months of fiscal 2006, primarily due to the first nine months of fiscal 2006 not reflecting a full period of TD Waterhouse money market and mutual fund fees.
Other revenues decreased 17 percent to $38.4 million, due primarily to the effect of our elimination of account maintenance fees for all retail clients in April 2006.
Expenses and Other Income
Employee compensation and benefits expense increased 30 percent to $321.4 million, primarily due to the TD Waterhouse acquisition, including incentive compensation related to the integration. Stock-based compensation expense increased by $4.8 million, primarily due to the issuance of a broad-based grant of restricted stock units in March 2006.
Clearing and execution costs increased 31 percent to $66.5 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. The increase was partially offset by cost reductions associated with the completion of the clearing conversion during the third quarter of fiscal 2007.
Communications expense increased 39 percent to $64.5 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.
Occupancy and equipment costs increased 19 percent to $64.6 million, due primarily to leased facilities added in the TD Waterhouse acquisition, partially offset by the effects of a favorable legacy TD Waterhouse litigation settlement of $4.6 million during the second quarter of fiscal 2007 and a $2.3 million early lease termination fee associated with our facility in Jersey City during the first quarter of fiscal 2006.
Depreciation and amortization increased 30 percent to $19.2 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality.
Amortization of acquired intangible assets increased 43 percent to $40.8 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition.
Interest on borrowings increased 50 percent to $90.8 million for the first nine months of fiscal 2007, due primarily to higher average debt outstanding during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 and higher average interest rates paid on our long term debt during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Our average debt outstanding was approximately $1.7 billion during the first nine months of fiscal 2007, compared to $1.2 billion for the first nine months of fiscal 2006.
Other expenses increased 38 percent to $38.6 million, due primarily to additional expenses resulting from the TD Waterhouse acquisition, as well as client identity fraud losses during the first nine months of fiscal 2007 reimbursed pursuant to our asset protection guarantee. We have implemented additional processes and technologies, and continue to work with our peers, regulators and law enforcement to develop strategies to minimize such losses.
Advertising expense decreased 11 percent to $115.1 million, primarily due to the higher advertising costs during the first nine months of fiscal 2006 associated with the support of two brands after the TD Waterhouse acquisition, the promotion of the new TD AMERITRADE brand and the announcement of our new client offerings and pricing in April 2006.
Fair value adjustments of investment-related derivative instruments for the first nine months of fiscal 2006 consisted of $11.7 million of fair value adjustments on our Knight prepaid variable forward contracts. There were no such fair value adjustments for the first nine months of fiscal 2007 due to the liquidation of our investment in Knight and the related prepaid variable forward contracts in January 2006.
Gain on sale of investments was $5.7 million for the first nine months of fiscal 2007, compared to $78.8 million for the first nine months of fiscal 2006. The large gain for the first nine months of fiscal 2006 resulted from the liquidation of our investment in Knight and related prepaid variable forward contracts in January 2006.
Our effective income tax rate decreased to 38.4 percent for the first nine months of fiscal 2007 compared to 39.2 percent for the first nine months of fiscal 2006, due primarily to the integration of TD Waterhouse resulting in a realignment of our activities from higher tax jurisdictions into lower tax jurisdictions. This realignment also resulted in a favorable adjustment of approximately $1.6 million during the third quarter of fiscal 2007 to reflect a lower state tax rate for calendar 2006 than originally anticipated.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity and capital needs during the first nine months of fiscal 2007 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
Dividends from our subsidiaries are another source of liquidity for the parent company. Our broker-dealer subsidiaries are subject to requirements of the SEC and the National Association of Securities Dealers, Inc. (“NASD”) relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.
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
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of (a) non broker-dealer cash and cash equivalents, (b) non broker-dealer short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiaries in excess of five percent of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3 percent of aggregate indebtedness. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets for the periods indicated (in thousands):

	June 30,	September 29,
	2007	2006	Change
Cash and cash equivalents	$295,851	$363,650	$(67,799)
Less: Broker-dealer cash and cash equivalents	(235,670)	(263,054)	27,384

Non broker-dealer cash and cash equivalents	60,181	100,596	(40,415)
Plus: Non broker-dealer short-term investments	50,000	65,275	(15,275)
Plus: Excess broker-dealer regulatory net capital	320,512	333,514	(13,002)

Liquid assets	$430,693	$499,385	$(68,692)

The decrease in liquid assets from September 29, 2006 to June 30, 2007 is primarily due to $464 million of net cash used in financing and investing activities, excluding short-term investment activity (see “Cash Flow” below), partially offset by net income of $445 million. The remaining $50 million of the net change in liquid assets was due primarily to timing of income tax and other payments and changes in excess regulatory net capital.
Cash Flow
Cash provided by operating activities was $380.3 million for the first nine months of fiscal 2007, compared to $125.4 million for the first nine months of fiscal 2006. The increase was primarily due to higher net income, excluding gains on the sale of investments in equity securities, and due to net changes in broker-dealer working capital.
Cash used in investing activities was $15.3 million for the first nine months of fiscal 2007, compared to cash provided by investing activities of $782.9 million for the first nine months of fiscal 2006. The cash used in investing activities in the first nine months of fiscal 2007 consisted primarily of $37.5 million of property and equipment purchases and $3.3 million paid for a small acquisition, partially offset by $15.3 million net sales of short-term investments in auction rate securities and $10.2 million of proceeds from the sale of investments in equity securities available-for-sale. The cash provided by investing activities for the first nine months of fiscal 2006 consisted primarily of $580.1 million of net cash acquired in the TD Waterhouse acquisition and $205.0 million of net sales of short-term investments in auction rate securities.
Cash used in financing activities was $433.1 million for the first nine months of fiscal 2007, compared to $684.4 million for the first nine months of fiscal 2006. The financing activities in the first nine months of fiscal 2007 consisted primarily of $228.7 million of stock repurchases and $218.8 million of principal payments on our long-term debt. The financing activities in the first nine months of fiscal 2006 consisted primarily of $2.4 billion for payment of a $6.00 per share special cash dividend and $310.4 million of principal payments on notes payable, partially offset by $1.9 billion of proceeds from the issuance of long-term debt and $110.0 million of net broker-dealer short-term borrowings.
Stock Repurchase Program
On August 2, 2006, our Board of Directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. During the third quarter of fiscal 2007, we repurchased approximately 2.8 million shares under the program at a weighted average purchase price of $17.57 per share. From the inception of the program through June 30, 2007, we have repurchased approximately 17.3 million shares at a weighted average purchase price of $17.08 per share.
Contractual Obligations
On May 24, 2007, we entered into a stock purchase agreement with Fiserv, Inc. (“Fiserv”) pursuant to which our wholly owned subsidiary agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing is $225 million in cash plus regulatory capital, subject to certain pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of certain revenue targets. The closing of the transaction is conditioned upon obtaining certain regulatory approvals, Fiserv completing an internal reorganization of Fiserv Trust Company to transfer the investment administration services business, which the Company is not acquiring, to Fiserv, and other customary conditions. The stock purchase agreement constitutes a material change in our contractual cash obligations outside the ordinary course of business.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under PART I — FINANCIAL INFORMATION, Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 8 — COMMITMENTS AND CONTINGENCIES and “Money Market Deposit Account Agreement” under Note 10 — RELATED PARTY TRANSACTIONS. The MMDA agreement accounts for a significant percentage of our total revenues (25 percent of our total revenues for the nine months ended June 30, 2007) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for our fiscal year beginning October 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We are analyzing the impact of adopting FIN No. 48.
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
Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. We have established an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of the Condensed Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations as of June 30, 2007 indicate that an immediate one percent (100 basis point) increase or decrease in short-term interest rates would result in approximately $39 million more or less annual pre-tax income, respectively.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars, and we generally do not invest in derivative instruments except for economic hedging purposes.

Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. As part of this evaluation, management considered the changes in internal control over financial reporting described later in this section. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
During May 2007, the Company completed the conversion of the legacy TD Waterhouse clearing operations to the legacy Ameritrade clearing platform. The elimination of the legacy TD Waterhouse clearing platform represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of September 29, 2006.
There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Legal — Matthew Elvey filed a purported class action complaint against TD AMERITRADE, Inc. (“TDA Inc.”) on May 31, 2007 in the United States District Court for the Northern District of California. Gadgetwiz, Inc. was added as a plaintiff in a first amended complaint filed on June 28, 2007. The amended complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of Elvey and other account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The plaintiffs allege that TDA Inc.’s privacy statement is false and misleading in light of the disclosure of e-mail addresses and what they in turn claim to be the potential for disclosure of other personal information. The plaintiffs complain about the receipt of stock spam e-mails. The plaintiffs also complain that TDA Inc. failed to inform them of the suspected misappropriation by a third party of their e-mail addresses and to warn them of the dangers of purchasing the stock promoted in the spam. The amended complaint includes claims of alleged violations of California and Federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. On July 10, 2007, the plaintiffs filed a motion for preliminary injunction. On July 18, 2007, TDA Inc. filed a motion to dismiss the plaintiffs’ amended complaint. TDA Inc. intends to vigorously defend against this lawsuit.
The Company is subject to lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Management believes the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.
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
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 29, 2006.

Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
April 1, 2007 — April 30, 2007	1,175,027	$15.78	1,175,000	16,296,200
May 1, 2007 — May 31, 2007	1,100,000	$18.23	1,100,000	15,196,200
June 1, 2007 — June 30, 2007	490,000	$20.39	490,000	14,706,200

Total — Three months ended June 30, 2007	2,765,027	$17.57	2,765,000	14,706,200

Our common stock repurchase program was authorized on August 2, 2006. Our Board of Directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. This program is the only program currently in effect and there were no programs that expired during the third quarter of fiscal 2007. During the month ended April 30, 2007, 27 shares were repurchased from an employee for income tax withholding in connection with a restricted stock unit distribution.
Item 6. — Exhibits
2.1	Stock Purchase Agreement, dated May 24, 2007, between TD AMERITRADE Online Holdings Corporation and Fiserv, Inc.

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Employment Agreement, dated as of July 2, 2007, between Fredric J. Tomczyk and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2007)

10.2	Separation and Release of Claims Agreement, dated April 18, 2007, between John R. MacDonald and TD AMERITRADE Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2007

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)