Form 10-K
period 2007-09-30
TD AMERITRADE HOLDING CORP
filed 2007-11-26
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.4 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 30, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 12, 2007 was 595,371,882 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the registrant’s 2008 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD AMERITRADE HOLDING CORPORATION

Unless otherwise indicated, references to “we,” “us” or “Company” mean TD AMERITRADE Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended September 30 (for fiscal year 2007) or the last Friday of September (for fiscal years prior to 2007). References to the “parent company” mean TD AMERITRADE Holding Corporation.

PART I

Item 1.	Business

We are a leading provider of securities brokerage services, with retail brokerage representing the vast majority of our business. The Company was established in 1971 as a local investment banking firm and began operations as a retail discount securities brokerage firm in 1975. The Company is a Delaware corporation.

Operations

We are a leading provider of securities brokerage services and technology-based financial services to retail investors and business partners, predominantly through the Internet, a national branch network and relationships with one of the largest groups of independent Registered Investment Advisors (“RIAs”). Our services appeal to a broad market of independent, value-conscious retail investors, traders, financial planners and institutions. We use our efficient platform to offer brokerage services to retail investors and institutions under a simple, low-cost commission structure.

We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access; and commitment on the speed of execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, average daily trading volume and total assets in client accounts. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost-efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the TD AMERITRADE brand.

Strategy

We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of client assets by providing superior offerings to long-term investors, RIAs, and active traders. We strive to enhance the client experience by providing sophisticated asset management products and services, enhanced technological capabilities that enable self-directed investors to trade and invest in new asset classes and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•	Focus on retail brokerage services. We plan to focus on attracting active traders, long-term investors and RIAs to our retail brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services.

•	Provide a comprehensive long-term investor solution. We continue to expand our suite of diversified investment products and services to best serve investors’ needs. We help families make investment decisions by providing simple-to-use investment tools and objective research, guidance and education.

•	Maintain industry leadership and market share with active traders. We help traders make better-informed investment decisions by offering fast access to markets, insight into market trends and innovative tools such as strategy back-testing and comprehensive options research and trading capabilities.

•	Continue to be a trusted advocate and leader in the RIA industry. We provide RIAs with comprehensive brokerage and custody services supported by our robust integrated technology platform, customized personal service and practice management solutions.

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very robust online experience for long-term investors and active traders. Our low-cost, scalable platform provides speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to add a significant number of transactions while incurring minimal additional fixed costs.

•	Continue to be a low-cost provider of quality services. Our operating expense per trade is among the lowest of any of our publicly-traded competitors. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial flexibility.

•	Continue to differentiate our offerings through innovative technologies and service enhancements. We have been an innovator in our industry over our 30-year history. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by tailoring our features and functionality to meet their specific needs.

•	Leverage the TD AMERITRADE brand. We believe that we have a superior brand identity and that our advertising has established TD AMERITRADE as a leading brand in the retail brokerage market.

•	Continue to aggressively pursue growth through acquisitions. When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities.

On May 24, 2007, we entered into a stock purchase agreement with Fiserv, Inc. (“Fiserv”) pursuant to which one of our wholly-owned subsidiaries agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing is $225 million in cash plus Fiserv Trust Company’s regulatory capital, subject to certain pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of certain revenue targets. The closing of the transaction is conditioned upon obtaining certain regulatory approvals, Fiserv completing an internal reorganization of Fiserv Trust Company to transfer the investment administration services business, which we are not acquiring, to Fiserv, and other customary conditions. At the closing, we will enter into a transition services agreement with Fiserv under which Fiserv will service client accounts for up to six months (subject to extension) and will be compensated based on revenue earned during the term of the transition services agreement. Fiserv has agreed not to compete with the acquired business for three years, subject to certain exceptions. Each party’s indemnification obligations are generally limited to losses in excess of $3 million and less than $50 million. Either party can terminate the agreement if the closing has not occurred by January 24, 2008.

On January 24, 2006, we acquired the U.S. brokerage business of TD Waterhouse Group, Inc. (“TD Waterhouse”). The transaction combined highly complementary franchises to create a retail broker with the scale, breadth and financial strength to be a leading player in the increasingly competitive and consolidating investor services industry. The acquisition of TD Waterhouse provided us with a national network of over 100 branches, as well as relationships with one of the largest groups of independent RIAs. We also now provide our clients with a Federal Deposit Insurance Corporation (“FDIC”)-insured money market sweep alternative for their cash through an arrangement with TD Bank USA, N.A. See “Acquisition of TD Waterhouse” below for further information about this acquisition.

Prior to acquiring TD Waterhouse, we completed several other acquisitions, the two largest of which were a merger with Datek Online Holdings Corp. (“Datek”) in fiscal 2002 and the acquisition of National Discount Brokers Corporation (“NDB”) in fiscal 2001.

Acquisition of TD Waterhouse

On January 24, 2006, we acquired TD Waterhouse, a Delaware corporation, pursuant to an Agreement of Sale and Purchase dated June 22, 2005, as amended (the “Purchase Agreement”), with The Toronto-Dominion Bank

(“TD”). We purchased from TD all of the capital stock of TD Waterhouse (the “Share Purchase”) in exchange for 196,300,000 shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5% of the outstanding shares of the Company after giving effect to the transaction. Our consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, we completed the sale of Ameritrade Canada, Inc. to TD. We agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. We also generally agreed not to operate an insured depository institution in competition with TD.

Prior to the consummation of the Share Purchase, TD Waterhouse conducted a reorganization in which it transferred its Canadian retail securities brokerage business and TD Bank USA, N.A. (formerly TD Waterhouse Bank, N.A.) to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse retained only its United States retail securities brokerage business. TD Waterhouse also distributed to TD excess capital of TD Waterhouse prior to the consummation of the Share Purchase. As contemplated in the Purchase Agreement, on January 24, 2006, we commenced payment of a special cash dividend of $6.00 per share in respect of the shares of our common stock outstanding prior to the consummation of the Share Purchase. The total amount of the dividend was approximately $2.4 billion.

In connection with the Share Purchase, TD was given rights to have its shares of Company common stock registered for resale and TD licensed to us the right to use the “TD” name in connection with the operation of our business. The parties also entered into agreements regarding bank sweep accounts and mutual funds. A summary of the bank sweep and mutual fund agreements, as well as other transactions with TD, appears in Note 18 of our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Also in connection with the Share Purchase, the Company, TD, J. Joe Ricketts, our Chairman and Founder, and certain of his affiliates also entered into a Stockholders Agreement, as amended (the “Stockholders Agreement”). The Stockholders Agreement sets forth governance arrangements and contains provisions relating to stock ownership, voting, election of directors and other matters. Our certificate of incorporation and bylaws were amended and restated as of January 24, 2006, to give effect to and facilitate the provisions contained in the Stockholders Agreement.

At the time of the closing of the TD Waterhouse acquisition, we expected to realize approximately $678 million of annualized pre-tax synergies from the acquisition within 18 months of the closing, consisting of $300 million in revenue opportunities primarily related to our new banking relationship with TD and $378 million in cost savings related to the elimination of duplicate expenditures. We realized the revenue opportunities during fiscal 2006 and fully realized the operating cost synergies during the fourth quarter of fiscal 2007.

Growth Initiatives

During the third quarter of fiscal 2007, our Board of Directors approved expending up to $100 million in ongoing annualized incremental operating expenses for growth initiatives. Our Chief Executive Officer is authorized to approve growth initiatives to strengthen our sales, develop new products or enhance the functionality of existing products. During the fourth quarter of fiscal 2007, we expended approximately $20 million (or $80 million annualized) for growth initiatives, which consisted primarily of employee compensation and benefits and professional service expenses. We expect to reach the $100 million level of annualized incremental expenditures during fiscal 2008, consisting of:

•	approximately $50 million of employee compensation and benefits for additional retail and institutional sales/service employees;

•	approximately $10 million of employee compensation and benefits for additional client group and technology employees;

•	approximately $18 million of professional services for development of new products and functionality and

•	approximately $22 million of amortization of acquired or internally developed products and functionality.

Client Offerings

We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:

•	TD AMERITRADE® is our core offering for self-directed retail investors. We offer sophisticated tools and services, including Streamer Suite,tm TD AMERITRADE command center, SnapTicket,tm Trade Triggers,tm QuoteScope,tm Advanced Analyzer,tm Market Motion Detector, StrategyDesktm and WealthRulertm . We offer Ameritrade Apextm for clients who place an average of five trades per month over a three-month period or have a $100,000 total account value. Apex clients receive free access to services that are normally available on a subscription basis and access to exclusive services and content.

•	TD AMERITRADE Institutional is a leading provider of comprehensive brokerage and custody services to more than 4,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows investment advisors to run their practices more effectively and efficiently while optimizing time with clients. Additionally, TD AMERITRADE Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses while helping their clients reach their financial goals.

•	TD AMERITRADE Izone serves self-directed traders who are willing to forgo traditional support and service in favor of a purely electronic brokerage experience and lower commissions.

•	Amerivesttm is an online advisory service that develops a portfolio of exchange-traded funds (“ETFs”) to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on our proprietary automated five-step process centered on an investor’s goals and risk tolerance.

•	TDAX Independence ETFs were launched in October 2007. Our subsidiary, Amerivest Investment Management, LLC, is a sub-advisor to XShares Advisors LLC for TDAX Funds, Inc. TDAX Funds, Inc. is a new investment company that provides diversified goal-based investing options through five “lifecycle” ETFs. The target-date funds begin by focusing on asset growth through a higher weighting of stocks, shifting to capital preservation over time through historically less-risky allocations, thus creating what we believe to be the first “lifecycle” ETFs. These ETFs seek to replicate certain “lifecycle” indexes created by Zacks Investment Research.

•	TD AMERITRADE Corporate Services provides self-directed brokerage services to employees and executives of corporations, either directly in partnership with the employer or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants.

Products and Services

We strive to provide the best value of retail brokerage services to our clients. The products available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Exchange-Traded Funds. ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except they trade the same way that a stock trades, on a stock exchange. We have launched an online resource dedicated to ETFs, offering tools, education and information for active and long-term investors seeking alternatives for pursuing their investment strategies.

•	Option trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our trading platform.

•	Mutual funds. Clients can compare and select from a portfolio of over 13,000 mutual funds from leading fund families, including a broad range of no-transaction-fee (“NTF”) funds. Clients can also easily exchange funds within the same mutual fund family.

•	Fixed income. We offer our clients access to a variety of Treasury, corporate, government agency and municipal bonds, as well as mortgage-backed securities and certificates of deposit.

•	Margin lending. We extend credit to clients that maintain margin accounts.

•	Cash management services. Through third-party banking relationships, we offer money market deposit accounts and money market mutual funds to our clients as cash sweep alternatives. We also offer checking and ATM services.

We provide our clients with an array of channels to access our products and services. These include the Internet, our network of retail branches, wireless telephone or personal digital assistant, interactive voice response and registered representatives via telephone.

Client Service and Support

We strive to provide the best client service in the industry as measured by: (1) speed of response time to telephone calls; (2) turnaround time responding to client inquiries and (3) client satisfaction with the account relationship.

We endeavor to optimize our highly-rated client service by:

•	Ensuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, many of whom hold a Series 7 license;

•	Tailoring client service to the particular expectations of the clients of each of our client segments and

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients’ securities trading and related activities.

We provide access to client service and support through the following means:

•	Web sites. Web sites provide basic information on how to use our services and an in-depth education center that includes a guide to online investing and an encyclopedia of finance.

•	Branches. We offer a nationwide network of over 100 retail branches, located primarily in large metropolitan areas.

•	E-mail. Clients are encouraged to use e-mail to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail; however, we strive to respond within four hours after receiving the original message.

•	Telephone. For clients who choose to call or whose inquiries necessitate calling one of our client service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering and directing of calls to the proper department. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client’s account data when the call is received. Client service representatives are available 24 hours a day, seven days a week (excluding market holidays).

Technology and Information Systems

Our technological capabilities and systems are central to our business and are critical to our goal of providing the best execution at the best value to our clients. Our operations require reliable, scalable systems that can handle complex financial transactions for our clients with speed and accuracy. We maintain sophisticated and proprietary technology that automates traditionally labor-intensive securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component of our success.

We continue to make investments in technology and information systems. We have spent a significant amount of resources to increase capacity and improve speed and reliability. To provide for system continuity during potential power outages, we have equipped our data centers with uninterruptible power supply units, as well as back-up generators.

We currently have the capacity to process approximately 600,000 trades per day. During fiscal 2007, our clients averaged approximately 253,000 trades per day. Our greatest number of average client trades per day for a single month occurred in October 2007, when clients averaged approximately 336,000 trades per day. The greatest number of trades our clients have made in a single day is 505,000. Because of the scalability of our system, we believe that we would be able to increase our capacity to approximately one million trades per day at an estimated technology cost of $5 to $10 million.

Advertising and Marketing

We intend to continue to grow and increase our market share by advertising online, on television, in print and direct mail and on our own Web sites. We invest heavily in advertising programs designed to bring greater brand recognition to our services. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

Advertising for retail clients is generally conducted through Web sites, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications and use direct mail advertising. Advertising for institutional clients is significantly less than for retail clients and is generally conducted through highly-targeted media.

To monitor the success of our various marketing efforts, we have installed a data gathering and tracking system. This system enables us to determine the type of advertising that best appeals to our target market so that we can invest in these programs in the future. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. We intend to utilize this system to strengthen our client relationships and support marketing campaigns to attract new clients. All of our methods and uses of client information are disclosed in our privacy statement.

All of our brokerage-related communications with the public are regulated by the Financial Industry Regulatory Authority (“FINRA”).

Clearing Operations

Our subsidiary, TD AMERITRADE Clearing, Inc. (“TDA Clearing”) (formerly known as Ameritrade, Inc.) provides clearing and execution services to our introducing broker-dealer subsidiary, TD AMERITRADE, Inc. (“TDA Inc.”). Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. Our clearing broker-dealer subsidiary provides the following back office functions:

•	Maintaining client accounts;

•	Extending credit in a margin account to the client;

•	Engaging is securities lending and borrowing transactions;

•	Settling securities transactions with clearing houses such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation;

•	Settling commissions and transaction fees;

•	Preparing client trade confirmations and statements;

•	Performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;

•	Possession, control and safeguarding funds and securities in client accounts;

•	Transmitting tax accounting information to the client and to the applicable tax authority and

•	Forwarding prospectuses, proxy materials and other shareholder information to clients.

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

The market for brokerage services, particularly electronic brokerage services, continues to evolve and is intensely competitive. We have seen intense competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include Charles Schwab & Co., Inc., E*TRADE Financial Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms such as Merrill Lynch and Smith Barney, as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Regulation

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission (“SEC”) and to be members of FINRA. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiaries. We are also subject to regulation in all 50 states and the District of Columbia, including registration requirements.

In its capacity as a securities clearing firm, TDA Clearing is a member of The Depository Trust & Clearing Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, TDA Clearing is required to comply with the rules of such clearing agencies, including rules relating to possession and control of client funds and securities, margin lending and execution and settlement of transactions.

Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve System and FINRA. In general, these regulations provide that in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower.

Intellectual Property Rights

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on copyright, trade secret, trademark, domain name, patent and contract laws to protect our intellectual property and have utilized the various methods available to us, including filing registrations with the United States Patent and Trademark office and entering into written licenses and other technology agreements with third parties. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection and general protections afforded to confidential information. In addition, it is our policy to enter into confidentiality and intellectual property ownership agreements with our employees and confidentiality and noncompetition agreements with our independent contractors and business partners, and to control access to and distribution of our intellectual property.

Employees

As of September 30, 2007, we had 3,882 full-time equivalent employees. This number has decreased slightly from 3,947 full-time equivalent employees as of the end of fiscal 2006, primarily due to the integration of TD Waterhouse. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for segment and geographic area financial information.

Internet Address

Additional information concerning our business can be found on our Web site at www.amtd.com. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

Substantially all of our revenues are derived from our securities brokerage business. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. For example, events such as the terrorist attacks in the United States on September 11, 2001 and the invasion of Iraq in 2003 have resulted in periods of substantial market volatility and reductions in trading volume and net revenues. In addition, any general economic downturn would adversely affect trading volumes and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability.

We have exposure to interest rate risk.

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our money market deposit account (MMDA) sweep arrangement with TD Bank USA that are based on the actual net yield earned at TD Bank USA. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage of our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

We make margin loans to clients that are collateralized by client securities and we borrow and lend securities in connection with our broker-dealer business. A significant portion of our net revenues is derived from interest on margin loans. By permitting clients to purchase securities on margin, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client’s indebtedness. To the extent that these margin loans exceed client cash balances maintained with us, we must obtain financing from third parties. We may not be able to obtain this financing on favorable terms or in sufficient amounts. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability.

Our clearing operations expose us to liability for errors in clearing functions.

Our broker-dealer subsidiary, TDA Clearing, provides clearing and execution services to our introducing broker-dealer subsidiary. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation in settling client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to civil penalties as well as losses and liability in related lawsuits brought by clients and others.

Changes in payments for routing our clients’ orders could adversely affect our business.

We have arrangements with several execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Competition between execution agents and the implementation of order handling rules and decimalization of stock prices have made it less profitable for execution agents to offer order flow payments to broker-dealers. On a per-trade basis, our payment for order flow revenue has fluctuated significantly over the past several years. These payments could decrease on a per-trade basis, which could have an adverse effect on our revenues and profitability. The SEC could take action to prohibit payment for order flow, which could also have an adverse effect on our revenues and profitability.

Systems failures, delays and capacity constraints could harm our business.

We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. Extraordinary Internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of clients or a reduction in the growth of our client base;

•	increased operating expenses;

•	financial losses;

•	additional litigation or other client claims and

•	regulatory sanctions or additional regulatory burdens.

Our networks and client information could be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We, along with the online brokerage industry in general, experienced increased losses during fiscal 2006 related to clients’ login and password information being compromised while using public computers. During fiscal 2007, we discovered and eliminated unauthorized code from our computer systems that allowed access to an internal database. Information such as client email addresses, names, addresses and phone numbers was retrieved from this database. More sensitive information like account numbers, date of birth and Social Security numbers were also stored in this database, but we discovered no evidence that it was taken.

Persons who circumvent security measures could wrongfully use our confidential information or our clients’ confidential information or cause interruptions or malfunctions in our operations. We could be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. We may not be able to implement security measures that will protect against all security risks. Because we provide a security guarantee under which we reimburse clients for losses resulting from unauthorized activity in their accounts, significant unauthorized activity could have a material adverse effect on our results of operations.

The success of our business will depend on continued development and maintenance of the Internet infrastructure.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the ability of third parties to provide a reliable Internet infrastructure with the speed, data capacity, security and hardware necessary for reliable Internet access and services. To the extent that the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet could suffer, which could have a material adverse effect on our profitability.

Substantial competition could reduce our market share and harm our financial performance.

The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. There has been substantial price competition in the industry recently, including various free trade offers. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Financial Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.

We will need to introduce new products and services and enhance existing products and services to remain competitive.

Our future success depends in part on our ability to develop and enhance our products and services. In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. There are significant technical and financial costs and risks in the development of new or enhanced products and services, including the risk that we might be unable to effectively use new technologies, adapt our services to emerging industry standards or develop, introduce and market enhanced or new products and services. An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

Risk Factors Relating to the Regulatory Environment

Failure to comply with net capital requirements could adversely affect our business.

The SEC, FINRA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or FINRA could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, then our operations that require capital could be limited. A large operating loss or charge against net capital could adversely affect our ability to maintain or expand our business.

Regulatory and legal uncertainties could harm our business.

The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, FINRA and other self-regulatory organizations and state and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.

While we neither actively solicit new accounts nor have established offices outside the United States, our websites are accessible world-wide over the Internet and we currently have account holders located outside the United States. These accounts comprise approximately 1.6% of our total accounts and are spread across many jurisdictions. Any adverse action by foreign regulators with respect to regulatory compliance by us in foreign jurisdictions could adversely affect our revenues from clients in such countries or regions.

Various regulatory and enforcement agencies have been reviewing mutual fund trading, regulatory reporting obligations, best execution practices, client privacy, system security and safeguarding practices and advertising claims as they relate to the brokerage industry. These reviews could result in enforcement actions or new regulations, which could adversely affect our operations.

In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have adopted regulations regarding client privacy, system security and safeguarding practices and the use of client information by service providers. Additional laws and regulations relating to the Internet and safeguarding practices could be adopted in the future, including laws related to identity theft and regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations is expensive and time-consuming and could limit our ability to use the Internet as a distribution channel, which would have a material adverse effect on our profitability.

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

We continue to devote substantial time and resources to the documentation and testing of our controls and to planning for and implementation of remedial efforts in those instances where remediation is indicated. Failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation, which could have a material adverse effect on our financial condition and results of operations.

Risk Factors Relating to Strategic Acquisitions and the Integration of Acquired Operations

Acquisitions involve risks that could adversely affect our business.

We intend to pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including:

•	difficulties in the integration of acquired operations, services and products;

•	failure to achieve expected synergies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which could reduce future reported earnings;

•	potential loss of clients or key employees of acquired companies and

•	dilution to existing stockholders.

As part of our growth strategy, we regularly consider, and from time to time engage in, discussions and negotiations regarding strategic transactions such as acquisitions, mergers and combinations within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of common stock or other securities, borrowings or a combination of these methods.

We cannot be certain that we will be able to continue to identify and to consummate strategic transactions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our revenues and profitability.

Risk Factors Relating to Owning Our Stock

The market price of our common stock could fluctuate significantly.

Our common stock, and the U.S. securities markets in general, experience significant price fluctuations. The market prices of securities of Internet-related companies, in particular, have been especially volatile. The price of our common stock could decrease substantially. In addition, because the market price of our common stock tends to fluctuate significantly, we could become the object of securities class action litigation, which could result in substantial costs and a diversion of management’s attention and resources and could have a material adverse effect on our business and the price of our common stock.

We are restricted by the terms of our senior credit facilities.

We entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. These credit facilities contain various covenants and restrictions that may limit our ability to:

•	incur additional indebtedness;

•	create liens;

•	sell assets and make capital expenditures;

•	pay dividends or make distributions;

•	repurchase our common stock;

•	make investments;

•	merge or consolidate with another entity and

•	conduct transactions with affiliates.

As a result of the covenants and restrictions contained in the credit facilities, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future. A failure to comply with these covenants could have a material adverse effect on our financial condition by impairing our ability to secure and maintain financing.

Our corporate debt level may limit our ability to obtain additional financing.

During fiscal 2006, we borrowed approximately $1.9 billion to fund a portion of the payment of a special cash dividend of $6.00 per share and to fund working capital requirements after the acquisition of TD Waterhouse. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund these cash requirements, including our debt service obligations. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations, or fund required capital expenditures, could be materially and adversely affected.

TD and the Ricketts holders exercise significant influence over TD AMERITRADE.

As of September 30, 2007, TD and J. Joe Ricketts, our Chairman and Founder, members of his family and trusts held for their benefit, which we collectively refer to as the Ricketts holders, owned approximately 39.9% and 21.5%, respectively, of the outstanding voting securities of TD AMERITRADE. TD is permitted under the terms of a stockholders agreement to own up to 39.9% of the outstanding shares of TD AMERITRADE common stock during the three years following the January 24, 2006 closing of the TD Waterhouse acquisition, up to 45% of the outstanding shares of TD AMERITRADE common stock for the remainder of the term of the stockholders agreement (a maximum of 10 years following the closing) and an unlimited number of shares of TD AMERITRADE following the termination of the stockholders agreement. The Ricketts holders are permitted under the terms of the stockholders agreement to own up to 29% of the outstanding shares of TD AMERITRADE. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of TD AMERITRADE stockholders. The stockholders agreement also provides that TD will designate five of the twelve members of the TD AMERITRADE Board of Directors and the Ricketts holders will designate three of the twelve members of the TD AMERITRADE Board of Directors, subject to adjustment based on their respective ownership positions in TD AMERITRADE. Accordingly, TD and the Ricketts holders will be able to significantly influence the outcome of all matters that come before the TD AMERITRADE board. As a result of their significant interest in TD AMERITRADE, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to other TD AMERITRADE stockholders. In addition, the ownership position and governance rights of TD and the Ricketts holders could discourage a third party from proposing a change of control or other strategic transaction concerning TD AMERITRADE. As a result, the common stock of TD AMERITRADE could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as TD’s and the Ricketts holders’ combined ownership interest.

Conflicts of interest may arise between TD AMERITRADE and TD, which may be resolved in a manner that adversely affects TD AMERITRADE’s business, financial condition or results of operations.

We transact business and have extensive relationships with TD and certain of its affiliates. Conflicts of interest may arise between TD AMERITRADE and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD AMERITRADE and the exercise by TD of its influence over the management and affairs of TD AMERITRADE. Some of the directors on the TD AMERITRADE board are persons who are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD AMERITRADE and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for TD AMERITRADE and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between TD AMERITRADE and TD. TD AMERITRADE and TD have not established any other formal procedures to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect the business, financial condition or results of operations of TD AMERITRADE. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent TD AMERITRADE and TD from competing with each other to some degree in the future.

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

Our corporate headquarters is located in Omaha, Nebraska and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. In the Omaha metropolitan area, we also lease approximately 154,000 square feet for an operations center as well as other locations totaling approximately 124,000 square feet. The leases on these other Omaha-area locations expire on various dates from 2008 through 2013. We lease approximately 185,000 and 140,000 square feet for additional operations centers in Jersey City, New Jersey and Ft. Worth, Texas, respectively. The Jersey City and Ft. Worth leases expire in 2015. We lease smaller administrative and operational facilities in California, Illinois, Maryland, Missouri and New Jersey. We also lease over 100 branch offices located in large metropolitan areas in 35 states. We believe that our facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

Legal — Matthew Elvey filed a purported class action complaint against TDA Inc. on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of Elvey and other account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The complaint includes claims of alleged violations of California and federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. On July 10, 2007, the plaintiff filed a motion for preliminary injunction, which TDA, Inc. has opposed. On July 18, 2007, TDA Inc. filed a motion to dismiss the plaintiff’s amended complaint, which the plaintiff has opposed. The parties, through counsel, have been discussing the matter and exchanging information. As disclosed in a press release dated September 14, 2007, the Company discovered and eliminated unauthorized code from its systems that allowed access to an internal database. The discovery was made as the result of an internal investigation of stock-related spam. Further, the Company commissioned forensic data experts to assist in its investigation of this issue and results of their combined efforts revealed that: (a) client assets held in accounts with the Company remain secure as User IDs, personal identification numbers and passwords were not stored in this particular database; (b) information such as client e-mail addresses, names, addresses and phone numbers was retrieved from this database; and (c) while more sensitive information like account numbers, date of birth and social security numbers is stored in this database, the Company has discovered no evidence that it was taken. The Company hired a third party to investigate and monitor for identity theft. The third party found no evidence of identity theft as a result of this issue. Brad Zigler filed a lawsuit against TDA, Inc. on September 26, 2007, in the same jurisdiction. Zigler’s complaint is on behalf of a purported nationwide class of accountholders. The factual allegations of the complaint and the relief sought are substantially the same as those in the Elvey lawsuit.

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

Regulatory Matters — In the normal course of business the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “AMTD”. The following table shows the high and low sales prices for the common stock for the periods indicated, as reported by the Nasdaq

Global Select Market. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price
	For the Fiscal Year		For the Fiscal Year
	Ended		Ended
	September 30, 2007		September 29, 2006*
	High	Low	High	Low

First Quarter	$19.69	$15.51	$25.00	$18.93
Second Quarter	$18.67	$14.80	$26.37	$18.86
Third Quarter	$21.31	$14.67	$22.19	$13.50
Fourth Quarter	$20.94	$13.82	$19.18	$13.30

*	In connection with our acquisition of TD Waterhouse during the second quarter of fiscal 2006, we declared and paid a special cash dividend of $6.00 per share.

The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 12, 2007 was $18.89 per share. As of that date there were 677 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 83,000 beneficial holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under the Company’s equity compensation plans is contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Company performance information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the Company performance information shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 Act, as amended, or the Exchange Act.

The following graph and table set forth information comparing the cumulative total return through the end of the Company’s most recent fiscal year from a $100 investment on September 27, 2002 in the Company’s common stock, a broad-based stock index and the stocks comprising an industry peer group.

	Period Ended
Index	9/27/02	9/26/03	9/24/04	9/30/05	9/29/06	9/30/07
TD AMERITRADE Holding Corporation	100.00	306.92	299.49	550.51	632.97	611.82

S&P 500	100.00	122.69	139.03	156.69	173.60	202.13

Peer Group	100.00	146.60	120.81	191.53	244.77	257.64

The Peer Group is comprised of the following companies that have significant retail brokerage operations:

The Charles Schwab Corporation
E*TRADE Financial Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SEQURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

July 1, 2007 — July 31, 2007	285,000	$18.73	285,000	14,421,200
August 1, 2007 — August 31, 2007	975,000	$16.50	975,000	13,446,200
September 1, 2007 — September 30, 2007	475,115	$18.02	475,000	12,971,200

Total — Three months ended September 30, 2007	1,735,115	$17.28	1,735,000	12,971,200

Our common stock repurchase program was authorized on August 2, 2006. Our Board of Directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. This is the only stock repurchase program currently in effect and there were no programs that expired during the fourth quarter of fiscal 2007. During the month ended September 30, 2007, 115 shares were repurchased from an employee for income tax withholding in connection with a restricted stock unit distribution.

Item 6.	Selected Financial Data

	Fiscal Year Ended*
	Sept. 30,	Sept. 29,	Sept. 30,	Sept. 24,	Sept. 26,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statements of Income Data:
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$813,786	$738,380	$533,921	$571,526	$486,416
Asset-based revenues:
Interest revenue	1,013,600	1,031,971	540,348	278,550	184,175
Brokerage interest expense	(455,467)	(335,820)	(141,399)	(41,861)	(33,192)

Net interest revenue	558,133	696,151	398,949	236,689	150,983
Money market deposit account fees	535,381	185,014	—	—	—
Investment product fees	232,177	140,699	25,188	21,425	15,989

Total asset-based revenues	1,325,691	1,021,864	424,137	258,114	166,972
Other revenues	37,469	43,287	45,095	50,473	59,866

Net revenues	2,176,946	1,803,531	1,003,153	880,113	713,254

Expenses:
Employee compensation and benefits	429,820	350,079	180,579	154,792	172,159
Fair value adjustments of compensation-related derivative instruments	(3,193)	(1,715)	—	—	—
Clearing and execution costs	79,681	73,049	26,317	30,610	35,711
Communications	82,173	65,445	35,663	39,853	41,420
Occupancy and equipment costs	84,294	74,638	43,411	42,353	57,091
Depreciation and amortization	26,237	21,199	10,521	11,066	13,917
Amortization of acquired intangible assets	54,469	42,286	13,887	12,158	17,791
Professional services	83,995	87,521	30,630	27,381	31,121
Interest on borrowings	118,173	93,988	1,967	2,581	5,076
Other	46,809	45,383	22,689	17,798	15,205
Advertising	145,666	164,072	92,312	100,364	90,415
Fair value adjustments of investment-related derivative instruments	—	11,703	(8,315)	(17,930)	46,668
Restructuring and asset impairment charges	—	—	—	—	5,991

Total expenses	1,148,124	1,027,648	449,661	421,026	532,565

Income before other income and income taxes	1,028,822	775,883	553,492	459,087	180,689
Other income:
Gain on sale of investments	5,881	81,422	—	—	—

Pre-tax income	1,034,703	857,305	553,492	459,087	180,689
Provision for income taxes	388,803	330,546	213,739	176,269	72,048

Net income	$645,900	$526,759	$339,753	$282,818	$108,641

Basic earnings per share	$1.08	$0.97	$0.84	$0.68	$0.25
Diluted earnings per share	$1.06	$0.95	$0.82	$0.66	$0.25
Weighted average shares outstanding — basic	598,503	544,307	404,215	417,629	427,376
Weighted average shares outstanding — diluted	608,263	555,465	413,167	426,972	432,480
Dividends declared per share	$0.00	$6.00	$0.00	$0.00	$0.00

*	Fiscal 2005 was a 53-week year. All other periods presented are 52-week years.

	As of
	Sept. 30,	Sept. 29,	Sept. 30,	Sept. 24,	Sept. 26,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$413,787	$363,650	$171,064	$137,392	$248,623
Short-term investments	76,800	65,275	229,819	17,950	—
Segregated cash and investments	—	1,561,910	7,595,359	7,802,575	7,878,421
Receivable from clients, net	7,727,969	6,970,834	3,784,688	3,100,572	2,202,170
Total assets	18,092,327	16,558,469	16,417,110	15,277,021	14,404,268
Payable to clients	5,313,576	5,412,981	10,095,837	10,322,539	9,611,243
Long-term obligations	1,481,948	1,710,712	45,736	37,803	82,489
Stockholders’ equity	2,154,921	1,730,234	1,518,867	1,210,908	1,235,774

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: incremental operating expenses for growth initiatives; the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of changes in the number of qualified accounts on our results of operations; average commissions and transaction fees per trade; amounts of commissions and transaction fees, net interest revenue, money market deposit account fees, investment product fees and other revenues; amounts of total expenses; our capital and liquidity needs and our plans to finance such needs; and the impact of recently-issued accounting pronouncements.

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; interest rates; stock market fluctuations and changes in client trading activity; increased competition; systems failures and capacity constraints; network security risks; ability to service debt obligations; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

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

Asset-based revenues — Revenues consisting of (1) net interest revenue, (2) money market deposit account (“MMDA”) fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances.

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

Beneficiary accounts — Brokerage accounts managed by a custodian, guardian, conservator or trustee on behalf of one or more beneficiaries. Examples include accounts maintained under the Uniform Gift to Minors Act (UGMA) or Uniform Transfer to Minors Act (UTMA), guardianship, conservatorship and trust arrangements and pension or profit plan for small business accounts.

Brokerage accounts — Accounts maintained by the Company on behalf of clients for securities brokerage activities. The primary types of brokerage accounts are cash accounts, margin accounts, IRA accounts and beneficiary accounts.

Cash accounts — Brokerage accounts that do not have margin account approval.

Clearing accounts — Accounts for which the Company served as the clearing broker/dealer on behalf of an unaffiliated introducing broker/dealer. The Company charged a fee to the introducing broker/dealer to process trades in clearing accounts.

Client assets — The total value of cash and securities in brokerage accounts.

Client cash and money market assets — The sum of all client cash balances, including client credit balances and client cash balances swept into money market deposit accounts or money market mutual funds.

Client credit balances — Client cash held in brokerage accounts, excluding balances generated by client short sales on which no interest is paid. Interest paid on client credit balances is a reduction of net interest revenue. Client credit balances are included in “payable to clients” in the Consolidated Balance Sheets.

Client margin balances — The total amount of cash loaned to clients in margin accounts. Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue. Client margin balances are included in “receivable from clients” in the Consolidated Balance Sheets.

EBITDA and EBITDA excluding investment gains — EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains are considered non-GAAP financial measures as defined by Securities and Exchange Commission (“SEC”) Regulation G. We consider EBITDA and EBITDA excluding investment gains to be important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for our senior credit facilities. The consolidated leverage ratio determines the interest rate margin charged on the senior credit facilities. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA excluding investment gains also eliminates the effect of non-brokerage investment-related gains and losses that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

EPS excluding investment gains/losses — Earnings per share (“EPS”) excluding investment gains/losses is considered a non-GAAP financial measure as defined by SEC Regulation G. We define EPS excluding investment gains/losses as earnings (loss) per share, adjusted to remove the after-tax effect of non-brokerage investment-related gains and losses. We consider EPS excluding investment gains/losses an important measure of our financial performance. Gains/losses on non-brokerage investments and investment-related derivatives are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. EPS excluding investment gains/losses should be considered in addition to, rather than as a substitute for, GAAP earnings per share.

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

Fee-based investment balances — Client assets invested in money market mutual funds, other mutual funds and Company programs such as AdvisorDirect® and Amerivest,TM on which we earn fee revenues. Fee revenues earned on these balances are included in investment product fees in the Consolidated Statements of Income.

Investable assets — Client and brokerage-related asset balances, including client margin balances, segregated cash, money market deposit account (MMDA) balances, deposits paid on securities borrowing and other free cash and short-term investment balances. Investable assets is used in the calculation of our net interest margin.

Investment product fees — Revenues earned on fee-based investment balances. Investment product fees include fees earned on money market mutual funds, other mutual funds and through Company programs such as AdvisorDirect® and AmerivestTM.

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

Liquid assets — Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiaries in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3% of aggregate indebtedness. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.

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

Money market deposit account (“MMDA”) fees — Revenues resulting from the Money Market Deposit Account agreement with TD Bank USA, N.A., a subsidiary of TD, which became effective upon the closing of our acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”). Under the MMDA agreement, TD Bank USA makes available to clients of our broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, our broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA and as agent for clients. In exchange for these services, TD Bank USA pays our broker-dealer subsidiaries a fee based on the actual yield earned by TD Bank USA on the client MMDA assets (including any gains or losses from sales of investments), less the actual interest cost paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.

Net interest margin (“NIM”) — A measure of the net yield on our average investable assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and money market deposit account (MMDA) fees by average investable assets.

Net interest revenue — Net interest revenue is interest revenues less brokerage interest expense. Interest revenues are generated by charges to clients on margin balances maintained in margin accounts, the investment of cash from operations and segregated cash in short-term marketable securities and interest earned on securities borrowing. Brokerage interest expense consists of amounts paid or payable to clients based on credit balances maintained in brokerage accounts and interest incurred on securities lending. Brokerage interest expense does not include interest on Company non-brokerage borrowings.

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

Segregated cash — Client cash and investments segregated in compliance with Rule 15c3-3 of the Securities Exchange Act of 1934 (the Customer Protection Rule) and other regulations. Interest earned on segregated cash is a component of net interest revenue.

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

Overview

We provide securities brokerage and clearing services to our clients through our introducing and clearing broker-dealers. Substantially all of our net revenues are derived from our brokerage activities and clearing and execution services. Our primary focus is serving retail clients and independent registered investment advisors by providing services under a simple, low-cost commission structure.

Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client money market deposit account (“MMDA”) balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also receive payment for order flow, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Payment for order flow revenue is included in commissions and transaction fees on the Consolidated Statements of Income.

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

Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general management issues. Interest on borrowings consists of interest expense on our long-term debt, capital leases, prepaid variable forward contracts and other borrowings. Other operating expenses include provision for bad debt losses, fraud and error losses, gains or losses on disposal of property, insurance, travel expenses and other miscellaneous expenses. Advertising costs include production and placement of advertisements in various media, including online, television, print and direct mail, as well as client promotion and development costs. Advertising expenses may increase or decrease significantly from period to period.

Fair value adjustments of investment-related derivative instruments consist of changes in the fair value of the embedded collars within our Knight Capital Group, Inc. (“Knight”) prepaid variable forward contracts. The prepaid variable forward contracts were intended to economically hedge our investment in Knight common stock. In January 2006, we liquidated our investment in Knight and the prepaid variable forward contracts.

On February 27, 2007, our Board of Directors approved changing our fiscal year-end to September 30. Previously, we reported on a fifty-two/fifty-three week fiscal year ending on the last Friday in September. This change was effective for our fiscal year ended September 30, 2007. Because the transition period is less than one month, no transition report will be filed. References to “fiscal year” in this document or in the information incorporated herein by reference means the Company’s fiscal year ended September 30 (for fiscal year 2007) or the last Friday of September (for fiscal years prior to 2007). For example, “fiscal 2006” refers to the fiscal year ended September 29, 2006. Fiscal year 2006 was a fifty-two week year and fiscal 2005 was a fifty-three week year.

Business Combination

On January 24, 2006, we acquired TD Waterhouse Group, Inc., a Delaware corporation, pursuant to an Agreement of Sale and Purchase dated June 22, 2005, as amended (the “Purchase Agreement”), with The Toronto-Dominion Bank (“TD”). We purchased from TD all of the capital stock of TD Waterhouse (the “Share Purchase”) in exchange for 196,300,000 shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5% of the outstanding shares of the Company after giving effect to the transaction. Our consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, we completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada were subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. On May 5, 2006, we received approximately $45.9 million from TD for the settlement of cash adjustments related to the purchase of TD Waterhouse and the sale of Ameritrade Canada.

Prior to the consummation of the Share Purchase, TD Waterhouse conducted a reorganization in which it transferred its Canadian retail securities brokerage business and TD Bank USA, N.A. (formerly TD Waterhouse Bank, N.A.) to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse retained only its United States retail securities brokerage business. TD Waterhouse also distributed to TD excess capital of TD Waterhouse prior to the consummation of the Share Purchase. As contemplated in the Purchase Agreement, on January 24, 2006, we commenced payment of a special cash dividend of $6.00 per share in respect of the shares of our common stock outstanding prior to the consummation of the Share Purchase. The total amount of the dividend was approximately $2.4 billion.

At the time of the closing of the TD Waterhouse acquisition, we expected to realize approximately $678 million of annualized pre-tax synergies from the acquisition within 18 months of the closing, consisting of $300 million in revenue opportunities primarily related to our new banking relationship with TD and $378 million in cost savings related to the elimination of duplicate expenditures. We realized the revenue opportunities during fiscal 2006 and fully realized the operating cost synergies during the fourth quarter of fiscal 2007.

Growth Initiatives

During the third quarter of fiscal 2007, our Board of Directors approved expending up to $100 million in ongoing annualized incremental operating expenses for growth initiatives. Our Chief Executive Officer is authorized to approve growth initiatives to strengthen our sales, develop new products or enhance the functionality of existing products. During the fourth quarter of fiscal 2007, we expended approximately $20 million (or $80 million annualized) for growth initiatives, which consisted primarily of employee compensation and benefits and professional service expenses. We expect to reach the $100 million level of annualized incremental expenditures during fiscal 2008, consisting of:

•	approximately $50 million of employee compensation and benefits for additional retail and institutional sales/service employees;

•	approximately $10 million of employee compensation and benefits for additional client group and technology employees;

•	approximately $18 million of professional services for development of new products and functionality and

•	approximately $22 million of amortization of acquired or internally developed products and functionality.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 to the consolidated financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position.

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

Estimates of effective income tax rates, deferred income taxes and valuation allowances

We estimate our income tax expense based on the various jurisdictions where we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Temporary differences result in deferred income tax assets and liabilities. We must evaluate the likelihood that deferred income tax assets will be realized. To the extent we determine that realization is not more likely than not, we establish a valuation allowance. Establishing or increasing a valuation allowance results in a corresponding increase to income tax expense in our Consolidated Statements of Income. Conversely, to the extent circumstances indicate that a valuation allowance can be reduced or is no longer necessary, that portion of the valuation allowance is reversed, reducing income tax expense.

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

Changes in average balances, especially client margin, credit, MMDA and mutual fund balances, may also significantly impact our results of operations. Changes in interest rates impact our results of operations to a lesser extent because we seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

Financial Performance Metrics

Pre-tax income, net income, earnings per share, EBITDA and EBITDA excluding investment gains are key metrics we use in evaluating our financial performance. EBITDA and EBITDA excluding investment gains are considered non-GAAP financial measures as defined by SEC Regulation G.

We consider EBITDA and EBITDA excluding investment gains to be important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for our senior credit facilities. The consolidated leverage ratio determines the interest rate margin charged on the senior credit facilities. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA excluding investment gains also eliminates the effect of non-brokerage investment-related gains and losses that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

The following table sets forth EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended
	September 30, 2007		September 29, 2006		September 30, 2005
	$	% of Rev.	$	% of Rev.	$	% of Rev.

EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$1,227,701	56.4%	$933,356	51.8%	$579,867	57.8%
Plus: Gain on sale of investments	5,881	0.3%	81,422	4.5%	—	—

EBITDA	1,233,582	56.7%	1,014,778	56.3%	579,867	57.8%
Less:
Depreciation and amortization	(26,237)	(1.2)%	(21,199)	(1.2)%	(10,521)	(1.0)%
Amortization of acquired intangible assets	(54,469)	(2.5)%	(42,286)	(2.3)%	(13,887)	(1.4)%
Interest on borrowings	(118,173)	(5.4)%	(93,988)	(5.2)%	(1,967)	(0.2)%

Pre-tax income	$1,034,703	47.5%	$857,305	47.5%	$553,492	55.2%

The dollar amounts of our pre-tax income and EBITDA excluding investment gains increased for fiscal 2007 compared to fiscal 2006, reflecting a full year of results including TD Waterhouse. EBITDA excluding investment gains increased as a percentage of net revenues for fiscal 2007 primarily due to operating cost synergies realized from the TD Waterhouse integration.

Operating Metrics

Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For fiscal 2007, asset-based revenues and commissions and transaction fees accounted for 61% and 37% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue and trading activity metrics.

Asset-Based Revenue Metrics

We calculate the return on our interest-earning assets and our MMDA balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and MMDA fees by average investable assets. Investable assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, MMDA balances, deposits paid on securities borrowing and other free cash and short-term investment balances. The following table sets forth net interest margin and average investable assets (dollars in millions):

				’07 vs. ’06	’06 vs. ’05
	Fiscal Year			Increase/	Increase/
	2007	2006	2005	(Decrease)	(Decrease)

Average interest-earning assets	$14,569	$17,543	$15,355	$(2,974)	$2,188
Average money market deposit account balances	14,898	5,734	N/A	9,164	5,734

Average investable assets	$29,467	$23,277	$15,355	$6,190	$7,922

Net interest revenue	$558.1	$696.2	$398.9	$(138.1)	$297.3
Money market deposit account fee revenue	535.4	185.0	N/A	350.4	185.0

Net revenue earned on investable assets	$1,093.5	$881.2	$398.9	$212.3	$482.3

Net interest margin (NIM)	3.65%	3.74%	2.52%	(0.09)%	1.22%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			’07 vs. ’06	’06 vs. ’05
	Fiscal Year			Increase/	Increase/
	2007	2006	2005	(Decrease)	(Decrease)

Segregated cash	$31.2	$324.9	$208.8	$(293.7)	$116.1
Client margin balances	615.3	500.8	210.1	114.5	290.7
Securities borrowing	340.4	178.9	113.4	161.5	65.5
Other free cash and short-term investments	24.6	25.3	8.1	(0.7)	17.2
Client credit balances	(53.9)	(98.9)	(45.9)	45.0	(53.0)
Securities lending	(399.5)	(234.8)	(95.6)	(164.7)	(139.2)

Net interest revenue	$558.1	$696.2	$398.9	$(138.1)	$297.3

	Average Balance			’07 vs. ’06	’06 vs. ’05
	Fiscal Year			%	%
	2007	2006	2005	Change	Change

Segregated cash	$597	$7,235	$7,801	(92)%	(7)%
Client margin balances	7,501	6,397	3,512	17%	82%
Securities borrowing	5,999	3,435	3,824	75%	(10)%
Other free cash and short-term investments	472	476	218	(1)%	118%

Interest-earning assets	$14,569	$17,543	$15,355	(17)%	14%

Client credit balances	$3,456	$9,814	$9,482	(65)%	4%
Securities lending	8,441	5,731	4,621	47%	24%

Interest-bearing liabilities	$11,897	$15,545	$14,103	(23)%	10%

				’07 vs. ’06	’06 vs. ’05
	Average Yield (Cost)			Net Yield	Net Yield
	Fiscal Year			Increase/	Increase/
	2007	2006	2005	(Decrease)	(Decrease)

Segregated cash	5.14%	4.44%	2.60%	0.70%	1.84%
Client margin balances	8.07%	7.74%	5.81%	0.33%	1.93%
Securities borrowing	5.58%	5.15%	2.88%	0.43%	2.27%
Other free cash and short-term investments	5.15%	5.26%	3.61%	(0.11)%	1.65%
Client credit balances	(1.53)%	(1.00)%	(0.47)%	(0.53)%	(0.53)%
Securities lending	(4.66)%	(4.05)%	(2.01)%	(0.61)%	(2.04)%
Net interest revenue	3.77%	3.92%	2.52%	(0.15)%	1.40%

The following tables set forth key metrics that we use in analyzing other asset-based revenues (dollars in millions):

	Fee Revenue			’07 vs. ’06	’06 vs. ’05
	Fiscal Year			Increase/	Increase/
	2007	2006	2005	(Decrease)	(Decrease)

Money market deposit account fees	$535.4	$185.0	N/A	$350.4	$185.0
Investment product fees	$232.2	$140.7	$25.2	$91.5	$115.5

	Average Balance			’07 vs. ’06	’06 vs. ’05
	Fiscal Year			%	%
	2007	2006	2005	Change	Change

Money market deposit account fees	$14,898	$5,734	N/A	160%	N/A
Investment product fees	$49,665	$29,374	$6,014	69%	388%

				’07 vs. ’06	’06 vs. ’05
	Average Yield			Yield	Yield
	Fiscal Year			Increase/	Increase/
	2007	2006	2005	(Decrease)	(Decrease)

Money market deposit account fees	3.53%	3.19%	N/A	0.34%	N/A
Investment product fees	0.46%	0.47%	0.41%	(0.01)%	0.06%

Trading Activity Metrics

The following table sets forth several metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

				’07 vs. ’06	’06 vs. ’05
	Fiscal Year			%	%
	2007	2006	2005	Change	Change

Total trades (in millions)	63.11	54.24	39.94	16%	36%
Average commissions and transaction fees per trade	$12.90	$13.61	$13.37	(5)%	2%
Average client trades per day	253,440	216,970	155,696	17%	39%
Average client trades per account (annualized)	10.0	10.1	11.0	(1)%	(8)%
Activity rate	4.0%	4.0%	4.3%	0%	(7)%
Trading days	249.0	250.0	256.5	(0)%	(3)%

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2007	2006	2005

Qualified accounts (beginning of year)	3,242,000	1,735,000	1,677,000
Qualified accounts (end of year)	3,272,000	3,242,000	1,735,000
Percentage change during year	1%	87%	3%
Total accounts (beginning of year)	6,191,000	3,717,000	3,520,000
Total accounts (end of year)	6,380,000	6,191,000	3,717,000
Percentage change during year	3%	67%	6%
Client assets (beginning of year, in billions)	$261.7	$83.3	$68.8
Client assets (end of year, in billions)	$302.7	$261.7	$83.3
Percentage change during year	16%	214%	21%

Qualified accounts are all open client accounts with a total liquidation value of $2,000 or more, except clearing accounts. Qualified accounts are our most significant measure of client accounts because they have historically generated the vast majority of our revenues. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.

Our qualified accounts increased slightly for the full fiscal year 2007. We are carefully monitoring the number of qualified accounts and are taking actions designed to increase the number of qualified accounts. We expect that the integration of the TD Waterhouse clearing platform into the legacy Ameritrade clearing platform, which was completed during the third quarter of fiscal 2007, will enable us to offer more comprehensive product offerings. We are investing up to $100 million in annualized incremental operating expenses for growth initiatives, as discussed under “Growth Initiatives” above. If we were to experience significant decreases in the number of qualified accounts, it could have a material adverse effect on our future results of operations.

Consolidated Statements of Income Data

The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Fiscal Year			’07 vs. ’06	’06 vs. ’05
	2007	2006	2005	% Change	% Change

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$813.8	$738.4	$533.9	10%	38%
Asset-based revenues:
Interest revenue	1,013.6	1,032.0	540.3	(2)%	91%
Brokerage interest expense	(455.5)	(335.8)	(141.4)	36%	137%

Net interest revenue	558.1	696.2	398.9	(20)%	74%
Money market deposit account fees	535.4	185.0	—	189%	N/A
Investment product fees	232.2	140.7	25.2	65%	459%

Total asset-based revenues	1,325.7	1,021.9	424.1	30%	141%
Other revenues	37.5	43.3	45.1	(13)%	(4)%
Net revenues	2,176.9	1,803.5	1,003.2	21%	80%

Expenses:
Employee compensation and benefits	429.8	350.1	180.6	23%	94%
Fair value adjustments of compensation-related derivative instruments	(3.2)	(1.7)	—	86%	N/A
Clearing and execution costs	79.7	73.0	26.3	9%	178%
Communications	82.2	65.4	35.7	26%	84%
Occupancy and equipment costs	84.3	74.6	43.4	13%	72%
Depreciation and amortization	26.2	21.2	10.5	24%	101%
Amortization of acquired intangible assets	54.5	42.3	13.9	29%	205%
Professional services	84.0	87.5	30.6	(4)%	186%
Interest on borrowings	118.2	94.0	2.0	26%	4678%
Other	46.8	45.4	22.7	3%	100%
Advertising	145.7	164.1	92.3	(11)%	78%
Fair value adjustments of investment-related derivative instruments	—	11.7	(8.3)	(100)%	(241)%

Total expenses	1,148.1	1,027.6	449.7	12%	129%

Income before other income and income taxes	1,028.8	775.9	553.5	33%	40%
Other income:
Gain on sale of investments	5.9	81.4	—	(93)%	N/A

Pre-tax income	1,034.7	857.3	553.5	21%	55%
Provision for income taxes	388.8	330.5	213.7	18%	55%

Net income	$645.9	$526.8	$339.8	23%	55%

Other information:
Number of interest days in period	366	364	371	1%	(2)%
Effective income tax rate	37.6%	38.6%	38.6%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Consolidated Statements of Income amounts.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 29, 2006

Net Revenues

Commissions and transaction fees increased 10% to $813.8 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition, partially offset by lower commissions and transaction fees per trade. Total trades increased 16%, as average client trades per day increased 17% to 253,440 for fiscal 2007 from 216,970 for fiscal 2006. Average client trades per account (annualized) were virtually unchanged at 10.0 for fiscal 2007 compared to 10.1 for fiscal 2006. Average commissions and transaction fees per trade decreased to $12.90 per trade for fiscal 2007 from $13.61 for fiscal 2006, primarily due to our new client offerings announced in April 2006 and the closing of our Investment Centers during December 2006, partially offset by higher payment for order flow revenue per trade. We expect average commissions and transaction fees to range from approximately $12.57 to $13.07 per trade during fiscal 2008, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $737.0 million to $931.0 million for fiscal 2008, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.

Net interest revenue decreased 20% to $558.1 million, due primarily to the movement of over $6 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006, which resulted in a shift in revenues from net interest revenue to money market deposit fees. This decrease was partially offset by the effect of fiscal 2006 not reflecting a full period of TD Waterhouse net interest revenue. We expect net interest revenue to range between $558.5 million and $584.0 million for fiscal 2008, depending primarily on the level of client margin balances and short-term interest rates.

MMDA fees increased to $535.4 million for fiscal 2007 compared to $185.0 million for fiscal 2006. This was due primarily to fiscal year 2006 not reflecting a full period of TD Waterhouse MMDA fee revenue, the movement of over $6.0 billion in legacy Ameritrade client credit balances to our MMDA sweep product in late September 2006 and an increase of 34 basis points in the average yield earned on the client MMDA assets during fiscal 2007 compared to fiscal 2006. We expect MMDA fees to increase to between $591.6 million and $623.1 million for fiscal 2008 primarily due to expected growth in average MMDA balances.

Investment product fees increased 65% to $232.2 million for fiscal 2007, primarily due to the full year effect of the TD Waterhouse acquisition. We expect investment product fees to increase to between $269.4 million and $322.2 million for fiscal 2008 primarily due to expected growth in fee-based investment balances.

Other revenues decreased 13% to $37.5 million, due primarily to the effect of our elimination of account maintenance fees for all retail clients in April 2006. We expect other revenues to decrease to between $19.1 million and $35.1 million for fiscal 2008.

Expenses and Other Income

Total expenses increased by 12% to $1.15 billion during fiscal 2007 compared to fiscal 2006, due primarily to fiscal 2006 not reflecting a full year of TD Waterhouse expenses and to approximately $27 million of expenses for growth initiatives during fiscal 2007, partially offset by the expense synergies realized from the TD Waterhouse acquisition. We expect total expenses to decrease to between $1.03 billion and $1.13 billion for fiscal 2008, reflecting the full year impact of the conversion of the legacy TD Waterhouse clearing operations to the Ameritrade clearing platform, which was completed in the third quarter of fiscal 2007, partially offset by the full year impact of the $100 million of annual expenditures for growth initiatives (see “Growth Initiatives” above).

Employee compensation and benefits expense increased 23% to $429.8 million, primarily due to the TD Waterhouse acquisition, including incentive compensation related to meeting performance targets for the integration. Full-time equivalent employees decreased to 3,882 at September 30, 2007, from 3,947 at September 29, 2006. However, the number of temporary employees increased to 354 at September 30, 2007, from 199 at September 29, 2006.

Fair value adjustments of compensation-related derivative instruments represent adjustments to equity swap agreements that are intended to economically offset former TD Waterhouse employees’ stock-based compensation that is based on the value of TD stock. We assumed certain stock-based compensation arrangements in connection with our acquisition of TD Waterhouse, which we administer for the former TD Waterhouse employees. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Consolidated Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category.

Clearing and execution costs increased 9% to $79.7 million, due primarily to increased expense for statement and confirmation processing and other clearing expenses associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition. The increase was partially offset by cost reductions associated with the completion of the clearing conversion during the third quarter of fiscal 2007.

Communications expense increased 26% to $82.2 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.

Occupancy and equipment costs increased 13% to $84.3 million, due primarily to leased facilities added in the TD Waterhouse acquisition, partially offset by the effects of a favorable legacy TD Waterhouse litigation settlement of $4.6 million during the second quarter of fiscal 2007 and a $2.3 million early lease termination fee associated with our facility in Jersey City during the first quarter of fiscal 2006.

Depreciation and amortization increased 24% to $26.2 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently acquired functionality.

Amortization of acquired intangible assets increased 29% to $54.5 million due to fiscal 2007 reflecting a full year of amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition.

Professional services decreased 4% to $84.0 million. During fiscal 2006, we incurred client communication costs of $10.5 million associated with the TD Waterhouse acquisition and a $5.0 million reimbursement of professional services related to the TD Waterhouse acquisition pursuant to the terms of our Chairman’s employment agreement. The effect of these expenses was partially offset by fiscal 2006 not reflecting a full period of TD Waterhouse expenses.

Interest on borrowings increased 26% to $118.2 million, due primarily to higher average debt outstanding during fiscal 2007 compared to fiscal 2006 and slightly higher average interest rates paid on our long-term debt during fiscal 2007 compared to fiscal 2006. Our average debt outstanding was approximately $1.6 billion for fiscal 2007, compared to $1.4 billion for fiscal 2006.

Advertising expense decreased 11% to $145.7 million, primarily due to the higher advertising costs during fiscal 2006 associated with the support of two brands after the TD Waterhouse acquisition, the promotion of the new TD AMERITRADE brand and the announcement of our new client offerings and pricing in April 2006.

Fair value adjustments of investment-related derivative instruments for fiscal 2006 consisted of $11.7 million of fair value adjustments on our Knight prepaid variable forward contracts. There were no such fair value adjustments for fiscal 2007 due to the liquidation of our investment in Knight and the related prepaid variable forward contracts in January 2006.

Gain on sale of investments was $5.9 million for fiscal 2007, compared to $81.4 million for fiscal 2006. The large gain for fiscal 2006 resulted primarily from the liquidation of our investment in Knight and related prepaid variable forward contracts in January 2006.

Our effective income tax rate decreased to 37.6% for fiscal 2007 compared to 38.6% for fiscal 2006, due primarily to the reversal of approximately $7.5 million of income taxes payable related to tax positions of prior years during the fourth quarter of fiscal 2007. In addition, the integration of TD Waterhouse resulted in a realignment of our activities from higher tax jurisdictions into lower tax jurisdictions.

Fiscal Year Ended September 29, 2006 Compared to Fiscal Year Ended September 30, 2005

Net Revenues

Commissions and transaction fees increased 38% to $738.4 million, primarily due to the addition of approximately 2.25 million accounts on January 24, 2006 in the TD Waterhouse acquisition. Total trades increased 36% and average client trades per day increased 39% to 216,970 for fiscal 2006 from 155,696 for fiscal 2005. Average client trades per account were 10.1 for fiscal 2006, compared to 11.0 for fiscal 2005. The number of qualified accounts, which have historically generated the vast majority of our revenues, increased by 87% from September 30, 2005 to September 30, 2006, primarily due to the acquisition of TD Waterhouse. Average commissions and transaction fees per trade increased to $13.61 per trade for fiscal 2006 from $13.37 for fiscal

2005, primarily due to the acquired TD Waterhouse accounts earning higher average commissions and transaction fees per trade than existing Ameritrade accounts until the implementation of our new pricing structure in April 2006, which was partially offset by the effect of lowering our options contract pricing from $1.50 to $0.75 per contract in March 2005 and decreased payment for order flow revenue per trade. The increased revenue resulting from the increased number of accounts and higher commissions and transaction fees per trade was partially offset by 3% fewer trading days in fiscal 2006 compared to fiscal 2005, due to fiscal 2005 being a 53-week year.

Net interest revenue increased 74% to $696.2 million, due primarily to an increase in average client margin balances to $6.4 billion for fiscal 2006 from $3.5 billion for fiscal 2005, an increase of 193 basis points in the average interest rate charged on client margin balances and an increase of 184 basis points in the average interest rate earned on segregated cash during fiscal 2006 compared to fiscal 2005. The increased client margin balances are primarily due to the TD Waterhouse acquisition. The increased net interest revenue resulting from these factors was partially offset by an increase of 53 basis points in the average interest rate paid on client credit balances and a $73.7 million decrease in net interest from our securities borrowing/lending program for fiscal 2006 compared to the fiscal 2005.

MMDA fees became a new revenue category resulting from the Money Market Deposit Account Agreement with TD Bank USA, N.A. (a subsidiary of TD), which became effective upon the closing of our acquisition of TD Waterhouse on January 24, 2006.

Investment product fees increased to $140.7 million for fiscal 2006 compared to $25.2 million for fiscal 2005, primarily due to an increase in average fee-based investment balances primarily resulting from the TD Waterhouse acquisition.

Other revenues decreased slightly to $43.3 million for fiscal 2006, as increases in account maintenance, transfer and other fee revenue associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition were offset by the effect of our elimination of account maintenance fees in April 2006.

Expenses and Other Income

Employee compensation and benefits expense increased 94% to $350.1 million, primarily due to the TD Waterhouse acquisition. Full-time equivalent employees increased to 3,947 at September 29, 2006, from 2,058 at September 30, 2005. The number of temporary employees also increased to 199 at September 29, 2006, from 120 at September 30, 2005, due to TD Waterhouse integration efforts. In fiscal 2006, we also incurred approximately $5.6 million in severance costs for legacy Ameritrade employees, primarily related to the TD Waterhouse integration. Stock-based compensation expense increased by $12.7 million, as we began recognizing additional compensation cost for the unvested portion of past stock option awards upon our adoption of SFAS No. 123R on October 1, 2005 and because we issued a broad-based grant of Restricted Stock Units in March 2006.

Clearing and execution costs increased 178% to $73.0 million, due primarily to increased expense for statement and confirmation processing, clearing expenses and order routing associated with additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.

Communications expense increased 84% to $65.4 million, due primarily to increased expense for telephone, quotes and market information associated with the additional accounts and transaction processing volumes resulting from the TD Waterhouse acquisition.

Occupancy and equipment costs increased 72% to $74.6 million, due primarily to leased facilities added in the TD Waterhouse acquisition and a $2.3 million early lease termination fee associated with our facility in Jersey City, New Jersey during the fiscal 2006. Operations in the Jersey City facility have been moved into TD Waterhouse facilities.

Depreciation and amortization increased 101% to $21.2 million, due primarily to depreciation of assets recorded in the TD Waterhouse acquisition and increased software amortization related to recently developed functionality.

Amortization of acquired intangible assets increased 205% to $42.3 million due to amortization of client relationship intangible assets recorded in the TD Waterhouse acquisition.

Professional services increased 186% to $87.5 million. This increase was primarily due to increased use of consulting and contract services during fiscal 2006 in connection with the TD Waterhouse acquisition and integration. During fiscal 2006, there was also a $5.0 million reimbursement of professional services related to the TD Waterhouse acquisition pursuant to the terms of our Chairman’s employment agreement.

Interest on borrowings increased to $94.0 million for fiscal 2006, compared to $2.0 million for fiscal 2005, due primarily to interest on the $1.9 billion of long-term debt issued to fund a portion of the $6.00 per share special cash dividend paid in January 2006 and working capital needs in connection with the TD Waterhouse acquisition.

Other expenses increased 100% to $45.4 million, due primarily to additional business resulting from the TD Waterhouse acquisition, client identity fraud losses of $4.2 million during the fourth quarter of fiscal 2006 reimbursed pursuant to our asset protection guarantee and the effect of a favorable litigation settlement during fiscal 2005.

Advertising expense increased 78% to $164.1 million, due primarily to the promotion of the new TD AMERITRADE brand and our new client offerings and pricing announced April 24, 2006.

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

Gain on sale of investments was $81.4 million for fiscal 2006. This large gain primarily resulted from the liquidation of our investment in Knight and related prepaid variable forward contracts in January 2006.

Our effective income tax rate was 38.6% for both fiscal 2006 and fiscal 2005. The effect of a larger percentage of our payroll and assets being located in higher tax states in fiscal 2006 following the acquisition of TD Waterhouse was partially offset by the reversal of approximately $4 million of income taxes payable related to tax positions of prior years in fiscal 2006. During fiscal 2005, we also recorded a $1.8 million benefit resulting from the amalgamation of our Canadian subsidiaries, which allowed previously unrealizable tax loss carryforwards to be realized.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2007 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs in fiscal 2008 primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.

Dividends from our subsidiaries are another source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”) relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.

Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. For clearing broker-dealers, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits,” which primarily are a function of client margin balances at our broker-dealer subsidiaries. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to our broker-dealer subsidiaries, if necessary, to meet broker-dealer net capital requirements.

Liquid Assets

We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiaries in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3% of aggregate indebtedness. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

	September 30,	September 29,
	2007	2006	Change

Cash and cash equivalents	$413,787	$363,650	$50,137
Less: Broker-dealer cash and cash equivalents	(183,103)	(263,054)	79,951

Non broker-dealer cash and cash equivalents	230,684	100,596	130,088
Plus: Non broker-dealer short term investments	76,800	65,275	11,525
Plus: Excess broker-dealer regulatory net capital	314,280	333,514	(19,234)

Liquid assets	$621,764	$499,385	$122,379

The increase in liquid assets from September 29, 2006 to September 30, 2007 is primarily due to $646 million of net income, substantially offset by $518 million of net cash used in financing and investing activities, excluding short-term investment activity (see “Cash Flow” below).

Cash Flow

Cash provided by operating activities was $578.8 million for fiscal 2007, compared to $485.0 million for fiscal 2006. The increase was primarily due to higher net income in fiscal 2007, excluding gains on the sale of investments in equity securities, partially offset by net changes in broker-dealer working capital.

Cash used in investing activities was $61.7 million for fiscal 2007, compared to cash provided by investing activities of $743.5 million for fiscal 2006. The cash used in investing activities in fiscal 2007 consisted primarily of $60.0 million of property and equipment purchases and $11.5 million of net purchases of short-term investments in auction rate securities, partially offset by $10.4 million of proceeds from the sale of investments in equity securities. The cash provided by investing activities in fiscal 2006 consisted primarily of $580.1 million of net cash acquired in the TD Waterhouse acquisition and $164.5 million of net sales of short-term investments in auction rate securities.

Cash used in financing activities was $467.4 million for fiscal 2007, compared to $1.0 billion for fiscal 2006. The financing activities in fiscal 2007 consisted primarily of $258.6 million of stock repurchases and $225.0 million of principal payments on our long-term debt. The financing activities in fiscal 2006 consisted primarily of $2.4 billion for payment of the $6.00 per share special cash dividend, $496.6 million of principal payments on debt and $67.7 million of stock repurchases, partially offset by $1.9 billion of proceeds from issuance of long-term debt.

Loan Facilities

We entered into a credit agreement on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on leverage ratios and amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Under the terms of the Financings, the Company may prepay these borrowings without penalty.

We used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6.00 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which was established for general corporate purposes.

The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility, the interest rate margin for LIBOR loans is 1.50% if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25% if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00% if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00% less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50% or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) 0.50%. On September 30, 2007, the applicable interest rates on the Term A Facility and the Term B Facility were 6.38% and 6.63%, respectively, based on 30-day LIBOR. As of September 30, 2007, we had outstanding indebtedness of $0.2 billion and $1.3 billion under the Term A Facility and Term B Facility, respectively. As of September 29, 2006, we had outstanding indebtedness of $0.2 billion and $1.5 billion under the Term A Facility and Term B Facility, respectively. We have not made any borrowings under the Revolving Facility. The Financings also provide that we are obligated to pay letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that we pay fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by us and the issuing bank. A commitment fee at the rate of 0.375% per annum accrues on any unused amount of the Revolving Facility.

The obligations under the Financings are guaranteed by certain of our subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor and 65% of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions.

The Financings contain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on our outstanding capital stock and repurchases or redemptions of our outstanding capital stock, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We were in compliance with all covenants under the Financings as of September 30, 2007.

During fiscal 2007, we entered into two amendments to the January 23, 2006 credit agreement to allow us to repurchase additional shares of our outstanding common stock and to change our fiscal year end to September 30. We paid approximately $1.2 million of additional debt issuance costs to effect the amendments.

Our wholly-owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $630 million and $740 million as of September 30, 2007 and September 29, 2006, respectively. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million and $435 million as of September 30, 2007 and September 29, 2006, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit, excluding securities lending. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2007 and September 29, 2006. As of September 30, 2007 and September 29, 2006, approximately $780 million and $1.0 billion, respectively, was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

Stock Repurchase Program

On August 2, 2006, our Board of Directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the Board of Directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. In fiscal 2007, we repurchased approximately 15.2 million shares under the plan at a weighted average purchase price of $16.96 per share. From the inception of the program through September 30, 2007, we have repurchased approximately 19.0 million shares at a weighted average purchase price of $17.10 per share.

Off-Balance Sheet Arrangements

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under PART II, Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 15 — COMMITMENTS AND CONTINGENCIES and “Money Market Deposit Account Agreement” under Note 18 — RELATED PARTY TRANSACTIONS. The MMDA agreement accounts for a significant percentage of our total revenues (25% of our net revenues for the fiscal year ended September 30, 2007) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007 (dollars in thousands):

		Payments Due by Period (Fiscal Years):
		Less Than			More Than
		1 year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2008	2009-10	2011-12	After 2012

Long-term debt obligations(1)	$1,997,385	$140,410	$297,249	$270,979	$1,288,747
Capital lease obligations	3,958	3,259	699	—	—
Operating lease obligations	202,405	39,744	65,161	42,967	54,533
Purchase obligations	74,229	62,886	9,835	1,508	—
Deferred compensation(2)	16,979	16,979	—	—	—
Employee severance and involuntary termination costs(3)	7,390	4,840	1,200	1,200	150
Contract termination costs(3)	5,231	5,231	—	—	—
Business combination obligations(4)	365,000	265,000	100,000	—	—
Income taxes payable	76,816	76,816	—	—	—

Total	$2,749,393	$615,165	$474,144	$316,654	$1,343,430

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

(2)	Our obligation to our CEO for deferred compensation will become payable not sooner than the day after the CEO’s employment with the Company terminates. The obligation is presented in the fiscal 2008 column as the entire amount of the compensation has already been earned by the CEO.

(3)	Represents exit and involuntary termination costs incurred in connection with the planned consolidation of certain facilities and functions following the TD Waterhouse acquisition.

(4)	On May 24, 2007, we entered into a stock purchase agreement with Fiserv, Inc. (“Fiserv”) pursuant to which our wholly-owned subsidiary agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing is $225 million in cash plus regulatory capital estimated to be approximately $40 million, subject to certain pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of certain revenue targets.

New Accounting Pronouncements

FIN No. 48 — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for our fiscal year 2008, which began October 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We are analyzing the impact of adopting FIN No. 48.

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

Interest Rate Risk

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our MMDA sweep arrangement with TD Bank USA, which are based on the actual net yield earned at TD Bank USA. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.

We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with the MMDA agreement. The simulations involve assumptions that are inherently uncertain, and as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions, and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.

The simulations assume that the asset and liability structure of the Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations as of September 30, 2007 indicate that an immediate 1% (100 basis point) increase or decrease in short-term interest rates would result in approximately $30 million more or less annual pre-tax income, respectively.

Other Market Risks

Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD AMERITRADE Holding Corporation

We have audited the accompanying consolidated balance sheets of TD AMERITRADE Holding Corporation (the “Company”) as of September 30, 2007 and September 29, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD AMERITRADE Holding Corporation at September 30, 2007 and September 29, 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TD AMERITRADE Holding Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2007, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
November 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TD AMERITRADE Holding Corporation
Omaha, Nebraska

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of TD AMERITRADE Holding Corporation and subsidiaries, formerly Ameritrade Holding Corporation, (the “Company”) for the fiscal year ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements of TD AMERITRADE Holding Corporation and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the fiscal year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Omaha, Nebraska
December 13, 2005

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and September 29, 2006

	2007	2006
	(In thousands)

ASSETS
Cash and cash equivalents	$413,787	$363,650
Short-term investments	76,800	65,275
Cash and investments segregated in compliance with federal regulations	—	1,561,910
Receivable from brokers, dealers and clearing organizations	6,749,588	4,566,525
Receivable from clients, net of allowance for doubtful accounts:
2007 — $19.1 million; 2006 — $20.3 million	7,727,969	6,970,834
Receivable from affiliates	84,903	19,191
Other receivables	92,346	89,038
Property and equipment, net of accumulated depreciation and amortization: 2007 — $118.3 million; 2006 — $96.3 million	92,448	57,346
Goodwill	1,768,867	1,731,718
Acquired intangible assets, net of accumulated amortization:
2007 — $134.8 million; 2006 — $80.6 million	1,002,430	1,056,899
Investments in equity securities	8,013	16,536
Other assets	75,176	59,547

Total assets	$18,092,327	$16,558,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$8,386,988	$7,022,601
Payable to clients	5,313,576	5,412,981
Accounts payable and accrued liabilities	427,063	371,024
Payable to affiliates	13,294	1,596
Long-term debt	1,478,375	1,703,375
Capitalized lease obligations	3,573	7,337
Deferred income taxes, net	314,537	309,321

Total liabilities	15,937,406	14,828,235

Stockholders’ equity:
Preferred Stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common Stock, $0.01 par value, one billion shares authorized; 631,381,860 shares issued; 2007 — 594,688,031 outstanding; 2006 — 607,626,040 outstanding	6,314	6,314
Additional paid-in capital	1,598,451	1,591,610
Retained earnings	1,086,662	440,762
Treasury stock, common, at cost: 2007 — 36,693,829 shares; 2006 — 23,755,820 shares	(537,547)	(312,410)
Deferred compensation	431	662
Accumulated other comprehensive income	610	3,296

Total stockholders’ equity	2,154,921	1,730,234

Total liabilities and stockholders’ equity	$18,092,327	$16,558,469

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2007, September 29, 2006 and September 30, 2005

	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$813,786	$738,380	$533,921
Asset-based revenues:
Interest revenue	1,013,600	1,031,971	540,348
Brokerage interest expense	(455,467)	(335,820)	(141,399)

Net interest revenue	558,133	696,151	398,949
Money market deposit account fees	535,381	185,014	—
Investment product fees	232,177	140,699	25,188

Total asset-based revenues	1,325,691	1,021,864	424,137
Other revenues	37,469	43,287	45,095

Net revenues	2,176,946	1,803,531	1,003,153

Expenses:
Employee compensation and benefits	429,820	350,079	180,579
Fair value adjustments of compensation-related derivative instruments	(3,193)	(1,715)	—
Clearing and execution costs	79,681	73,049	26,317
Communications	82,173	65,445	35,663
Occupancy and equipment costs	84,294	74,638	43,411
Depreciation and amortization	26,237	21,199	10,521
Amortization of acquired intangible assets	54,469	42,286	13,887
Professional services	83,995	87,521	30,630
Interest on borrowings	118,173	93,988	1,967
Other	46,809	45,383	22,689
Advertising	145,666	164,072	92,312
Fair value adjustments of investment-related derivative instruments	—	11,703	(8,315)

Total expenses	1,148,124	1,027,648	449,661

Income before other income and income taxes	1,028,822	775,883	553,492
Other income:
Gain on sale of investments	5,881	81,422	—

Pre-tax income	1,034,703	857,305	553,492
Provision for income taxes	388,803	330,546	213,739

Net income	$645,900	$526,759	$339,753

Earnings per share — basic	$1.08	$0.97	$0.84
Earnings per share — diluted	$1.06	$0.95	$0.82
Weighted average shares outstanding — basic	598,503	544,307	404,215
Weighted average shares outstanding — diluted	608,263	555,465	413,167
Dividends declared per share	$0.00	$6.00	$0.00

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2007, September 29, 2006 and September 30, 2005

	Total							Accumulated
	Common	Total		Additional				Other
	Shares	Stockholders’	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Stock	Capital	Earnings	Stock	Compensation	Income
	(In thousands)

Balance, September 24, 2004	407,210	$1,210,908	$4,351	$1,195,218	$312,989	$(346,060)	$993	$43,417
Net income	—	339,753	—	—	339,753	—	—	—
Net unrealized investment loss, net of $2.1 million tax	—	(2,418)	—	—	—	—	—	(2,418)
Foreign currency translation	—	613	—	—	—	—	—	613

Total comprehensive income		337,948

Repurchases of common stock	(6,052)	(77,229)	—	—	—	(77,229)	—	—
Issuances of common stock	14	214	—	54	—	160	—	—
Options exercised, including tax benefit	4,874	45,258	—	(12,903)	—	58,161	—	—
Deferred compensation	13	146	—	13	—	174	(41)	—
Stock-based compensation expense	—	1,622	—	1,622	—	—	—	—

Balance, September 30, 2005 . . . .	406,059	1,518,867	4,351	1,184,004	652,742	(364,794)	952	41,612
Net income	—	526,759	—	—	526,759	—	—	—
Net unrealized investment gain, net of $5.9 million tax	—	9,591	—	—	—	—	—	9,591
Reclassification adjustment for realized gain on investment securities included in net income, net of $29.8 million tax .	—	(47,647)	—	—	—	—	—	(47,647)
Amount transferred from cumulative foreign currency translation adjustments due to disposal of Ameritrade Canada, Inc.	—	(513)	—	—	—	—	—	(513)
Foreign currency translation	—	253	—	—	—	—	—	253

Total comprehensive income		488,443

Acquisition of TD Waterhouse Group, Inc.	196,300	2,123,181	1,963	2,121,218	—	—	—	—
Dividend on common stock, $6.00 per share	—	(2,442,780)	—	(1,704,041)	(738,739)	—	—	—
Repurchases of common stock	(3,827)	(67,697)	—	—	—	(67,697)	—	—
Issuances of common stock	3	72	—	29	—	43	—	—
Options exercised, including tax benefit	9,020	95,270	—	(24,125)	—	119,395	—	—
Deferred compensation	71	549	—	196	—	643	(290)	—
Stock-based compensation expense	—	14,329	—	14,329	—	—	—	—

Balance, September 29, 2006 . . . .	607,626	1,730,234	6,314	1,591,610	440,762	(312,410)	662	3,296
Net income	—	645,900	—	—	645,900	—	—	—
Net unrealized investment gain, net of $10,000 tax	—	23	—	—	—	—	—	23
Reclassification adjustment for realized gain on investment securities included in net income, net of $1.8 million tax	—	(2,939)	—	—	—	—	—	(2,939)
Foreign currency translation .	—	230	—	—	—	—	—	230

Total comprehensive income		643,214

Repurchases of common stock	(15,254)	(258,637)	—	—	—	(258,637)	—	—
Issuances of common stock	10	149	—	8	—	141	—	—
Options exercised, including tax benefit	2,204	20,881	—	(11,754)	—	32,635	—	—
Deferred compensation	102	898	—	412	—	724	(238)	—
Stock-based compensation expense	—	18,182	—	18,175	—	—	7	—

Balance, September 30, 2007 . . . .	594,688	$2,154,921	$6,314	$1,598,451	$1,086,662	$(537,547)	$431	$610

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007, September 29, 2006 and September 30, 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$645,900	$526,759	$339,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,237	21,199	10,521
Amortization of intangible assets	54,469	42,286	13,887
Deferred income taxes	20,564	45,475	2,277
Gain on sale of investments	(5,881)	(81,422)	—
Gain on sale of businesses	(2,677)	(2,382)	—
Loss (gain) on disposal of property	657	(769)	(428)
Fair value adjustments of derivative instruments	(3,193)	9,988	(8,315)
Stock-based compensation	18,182	14,329	1,622
Other, net	(2,346)	(1,946)	1,875
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	1,561,910	6,109,449	207,216
Receivable from brokers, dealers and clearing organizations	(2,183,063)	(997,662)	(601,500)
Receivable from clients	(757,135)	685,055	(684,083)
Receivable from/payable to affiliate, net	(54,014)	31,939	—
Other receivables	(3,004)	(10,481)	193,892
Proceeds from sale of broker-dealer investments in equity securities	1,726	—	—
Other assets	(11,065)	21,639	2,257
Payable to brokers, dealers and clearing organizations	1,364,387	526,103	1,007,884
Payable to clients	(99,405)	(6,314,596)	(226,702)
Accounts payable and accrued liabilities	6,507	(139,984)	69,868

Net cash provided by operating activities	578,756	484,979	330,024

Cash flows from investing activities:
Purchase of property and equipment	(59,957)	(21,697)	(7,981)
Cash (paid) received in business combinations, net	(3,307)	580,056	(25,919)
Proceeds from sale of businesses	2,677	9,382	—
Purchase of short-term investments	(507,050)	(1,001,250)	(605,924)
Proceeds from sale of short-term investments	495,525	1,165,794	394,055
Proceeds from sale of investments in equity securities available-for-sale	10,402	11,239	807
Other	(16)	18	(175)

Net cash (used in) provided by investing activities	(61,726)	743,542	(245,137)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,900,000	—
Payment of debt issuance costs	(1,245)	(20,992)	—
Principal payments on long-term debt and notes payable	(225,000)	(496,625)	—
Principal payments on capitalized lease obligations	(3,764)	(3,903)	(2,545)
Proceeds from exercise of stock options	10,887	46,881	28,142
Payment of cash dividend	—	(2,442,780)	—
Purchase of treasury stock .	(258,637)	(67,697)	(77,229)
Excess tax benefits on stock-based compensation	10,337	48,864	—

Net cash used in financing activities	(467,422)	(1,036,252)	(51,632)

Effect of exchange rate changes on cash and cash equivalents	529	317	417

Net increase in cash and cash equivalents	50,137	192,586	33,672
Cash and cash equivalents at beginning of year	363,650	171,064	137,392

Cash and cash equivalents at end of year	$413,787	$363,650	$171,064

Supplemental cash flow information:
Interest paid	$575,925	$423,468	$131,249
Income taxes paid	$308,734	$241,163	$167,399
Tax benefit on exercises and distributions of stock-based compensation	$10,463	$49,256	$18,471
Noncash investing and financing activities:
Issuance of capitalized lease obligations	$—	$5,022	$8,763
Settlement of prepaid variable forward contract liabilities in exchange for investment	$—	$72,077	$—
Issuance of common stock in acquisition	$—	$2,123,181	$—

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2007, September 29, 2006 and September 30, 2005

1.	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation, a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated. On February 27, 2007, the Company’s Board of Directors approved changing the Company’s fiscal year-end to September 30. Previously, the Company reported on a fifty-two/fifty-three week fiscal year ending on the last Friday of September. This change was effective for the Company’s fiscal year ended September 30, 2007. Because the transition period was less than one month, no transition report will be filed. Fiscal year 2006 was a fifty-two week year and fiscal year 2005 was a fifty-three week year.

Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries. The Company also provides cash sweep products through third-party banking relationships. The Company’s broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the various exchanges in which they maintain membership. Dividends from the Company’s broker-dealer subsidiaries are a source of liquidity for the holding company. Requirements of the SEC and FINRA relating to liquidity, net capital standards, and the use of client funds and securities may limit funds available for the payment of dividends from the broker-dealer subsidiaries to the holding company.

Capital Stock — The authorized capital stock of the Company consists of a single class of common stock and one or more series of preferred stock as may be authorized for issuance by the Company’s Board of Directors. Voting, dividend, conversion and liquidation rights of the preferred stock would be established by the Board of Directors upon issuance of such preferred stock.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Amortization of Acquired Intangible Assets — Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 23 years. The acquired intangible asset associated with a trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents — The Company considers temporary, highly-liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated in compliance with federal regulations.

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

Segregated Cash and Investments — Cash and investments, consisting primarily of reverse repurchase agreements, fixed-rate U.S. Treasury securities and other qualified securities, at the Company’s clearing subsidiaries of $1.6 billion as of September 29, 2006 were segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations. No cash and investments was required to be segregated as of September 30, 2007. Reverse repurchase agreements (securities purchased under agreements to resell), generally collateralized by U.S. government and agency obligations, are treated as collateralized financing transactions and are carried at amounts at which the securities will be subsequently resold, plus accrued interest.

Securities Borrowed and Securities Loaned — Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees received or paid by the Company are recorded as interest revenue and brokerage interest expense, respectively, in the Consolidated Statements of Income. The related interest receivable from and the brokerage interest payable to broker-dealers are included in other receivables and in accounts payable and accrued liabilities, respectively, in the Consolidated Balance Sheets.

Fair Value of Financial Instruments — The Company’s long-term debt had an estimated fair value based on quoted market prices of $1.46 billion as of September 30, 2007, compared to a carrying value of $1.48 billion. The Company considers the amounts presented for other financial instruments on the Consolidated Balance Sheets to be reasonable estimates of fair value based on maturity dates, repricing characteristics and, where applicable, quoted market prices.

Goodwill — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable assets of the acquired company. The Company tests goodwill for impairment on at least an annual basis. In performing the impairment tests, the Company utilizes quoted market prices of the Company’s common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company’s reporting units, if applicable, based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from the annual impairment tests.

Investments in Equity Securities — The Company’s investments in marketable equity securities are carried at fair value and are designated as available-for-sale, except for investments held by the Company’s broker-dealer subsidiaries, which are accounted for as trading investments. Unrealized gains and losses on available-for-sale investments, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses on available-for-sale investments are determined on the specific identification method and are reflected in the Consolidated Statements of Income. Unrealized gains and losses on investments accounted for as trading investments are reflected currently in the Consolidated Statements of Income. Investments in equity securities are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee’s operating and financial policies. The cost method is used for non-marketable

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments that do not meet equity method criteria. Declines in fair value of cost method investments that are considered other than temporary are accounted for as realized losses.

Software Development — Software development costs from the point technological feasibility has been established until beta testing is complete are capitalized and included in property and equipment. Once the product is fully functional, such costs are amortized in accordance with the Company’s normal accounting policies. Software development costs that do not meet capitalization criteria are expensed as incurred.

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

Income Taxes — The Company files a consolidated U.S. income tax return with its subsidiaries on a calendar year basis, combined returns for state tax purposes where required and certain of its subsidiaries file separate state income tax returns where required. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accruals for expected tax deficiencies are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, when management determines that a tax deficiency is both probable and reasonably estimable.

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

Stock-Based Compensation — Effective September 27, 2003, the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“No. 123R”) using a modified version of the prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based compensation expense for fiscal 2007, fiscal 2006 and fiscal 2005 was $18.2 million ($11.5 million net of tax), $14.3 million ($8.9 million net of tax) and $1.6 million ($1.0 million net of tax), respectively. Pro forma information regarding stock-based compensation expense, net income and earnings per share is required for periods prior to the adoption of SFAS No. 123R. This information is presented as if the Company had accounted for its stock-based awards to employees under the fair value based method. Pro forma net

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and earnings per share were as follows for the fiscal year indicated (dollars in thousands, except per share amounts):

2005

Net income, as reported	$339,753
Add: Stock-based compensation expense included in reported net income, net of related income tax effects	998
Less: Total stock-based compensation determined under the fair value based method, net of related income tax effects	(9,830)

Pro forma net income	$330,921

Basic earnings per share, as reported	$0.84
Basic earnings per share, pro forma	$0.82
Diluted earnings per share, as reported	$0.82
Diluted earnings per share, pro forma	$0.80

Foreign Currency Translation — Assets and liabilities of the Company’s Canadian subsidiary that are denominated in Canadian dollars are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The functional currency of our Canadian subsidiary is the local currency; therefore, the effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income in the Consolidated Balance Sheets.

Comprehensive Income — Comprehensive income consists of net income; unrealized gains (losses) on securities available-for-sale, net of related income taxes; and foreign currency translation adjustments. These results are incorporated into the Consolidated Statements of Stockholders’ Equity.

Derivatives and Hedging Activities — The Company occasionally utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently in the Consolidated Statements of Income. The Company had no derivative instruments that qualified for hedge accounting as of September 30, 2007.

Reclassifications —  The revenue caption formerly known as “Money market and other mutual fund fees” on the Consolidated Statements of Income has been renamed “Investment product fees” and now also includes certain other asset-based fee revenues. Other asset-based fee revenues of approximately $1.1 million and $0.1 million for fiscal 2006 and 2005, respectively, have been reclassified to investment product fees from other revenues in the Consolidated Statements of Income. Approximately $11.0 million and $9.9 million of transaction-based revenues for fiscal 2006 and 2005, respectively, have been reclassified to commissions and transaction fees from other revenues in the Consolidated Statements of Income. Each of these reclassifications was made in order to conform to the current financial statement presentation.

Recently Issued Accounting Pronouncements:

FIN No. 48 — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 establishes a two-step process for evaluation of tax positions. The first step is recognition, under which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The enterprise is required to presume the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement, under which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN No. 48 will be effective for the Company’s fiscal year 2008, which began October 1, 2007. The cumulative effect of adopting FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The Company is analyzing the impact of adopting FIN No. 48.

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

On May 24, 2007, the Company and Fiserv, Inc. (“Fiserv”) entered into a stock purchase agreement pursuant to which a wholly-owned subsidiary of the Company agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing is $225 million in cash plus Fiserv Trust Company’s regulatory capital, subject to certain pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of certain revenue targets. The closing of the transaction is conditioned upon obtaining certain regulatory approvals, Fiserv completing an internal reorganization of Fiserv Trust Company to transfer the investment administration services business, which the Company is not acquiring, to Fiserv, and other customary conditions. At the closing, the Company and Fiserv will enter into a transition services agreement under which Fiserv will service client accounts for up to six months (subject to extension) and will be compensated based on revenue earned during the term of the transition services agreement. Fiserv has agreed not to compete with the acquired business for three years, subject to certain exceptions. Each party’s indemnification obligations are generally limited to losses in excess of $3 million and less than $50 million. Either party can terminate the agreement if the closing has not occurred by January 24, 2008.

On January 24, 2006, the Company acquired TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase dated June 22, 2005, as amended (the “TDW Purchase Agreement”), with The Toronto-Dominion Bank (“TD”). The Company purchased from TD all of the capital stock of TD Waterhouse (the “Share Purchase”) in exchange for 196,300,000 shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5% of the outstanding shares of the Company after giving effect to the transaction. The Company’s consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, the Company completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. The Company agreed not to compete or own any portion of a business that competes with TD in Canada (including in the

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retail securities brokerage business) after the consummation of the Share Purchase. The Company also generally agreed not to operate an insured depository institution in competition with TD.

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

Prior to the consummation of the Share Purchase, TD Waterhouse conducted a reorganization in which it transferred its Canadian retail securities brokerage business and TD Bank USA, N.A. (formerly TD Waterhouse Bank, N.A.) to TD such that, at the time of consummation of the Share Purchase, TD Waterhouse retained only its United States retail securities brokerage business. TD Waterhouse also distributed to TD excess capital of TD Waterhouse prior to the consummation of the Share Purchase. As contemplated in the TDW Purchase Agreement, on January 24, 2006, the Company commenced payment of a special cash dividend of $6.00 per share in respect of the shares of Company common stock outstanding prior to the consummation of the Share Purchase. The total amount of the dividend was approximately $2.4 billion.

On October 8, 2004, the Company purchased approximately 45,000 retail client accounts from JB Oxford & Company, a subsidiary of JB Oxford Holdings, Inc. The purchase price was approximately $25.9 million.

3.	Goodwill and Acquired Intangible Assets

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The following table summarizes changes in the carrying amount of goodwill (dollars in thousands):

Balance as of September 30, 2005	$769,215
Goodwill recorded in purchase of TD Waterhouse Group, Inc.	969,253
Purchase accounting adjustments(1)	(6,358)
Tax benefit of option exercises(2)	(392)

Balance as of September 29, 2006	1,731,718
Purchase accounting adjustments(3)	37,275
Tax benefit of option exercises(2)	(126)

Balance as of September 30, 2007	$1,768,867

(1)	Purchase accounting adjustments for fiscal year 2006 consist of reductions to accruals for uncertain tax positions relating to the Datek Online Holdings Corp. (“Datek”) merger.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger in fiscal 2002. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

(3)	Purchase accounting adjustments for fiscal 2007 primarily consist of adjustments to liabilities for exit and involuntary termination costs relating to the acquisition of TD Waterhouse. The purchase price allocation for the TD Waterhouse acquisition was finalized as of January 24, 2007, the one-year anniversary of the acquisition. Differences between purchase accounting estimates and actual results that arose prior to January 24, 2007 resulted in adjustments to the purchase price allocation. Any such adjustments arising on or after January 24, 2007 were recorded currently in earnings.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired intangible assets consist of the following (dollars in thousands):

	September 30, 2007			September 29, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$991,522	$(134,766)	$856,756	$991,522	$(80,323)	$911,199
Non-competition agreement	—	—	—	300	(274)	26
Trademark license — TD	145,674	—	145,674	145,674	—	145,674

	$1,137,196	$(134,766)	$1,002,430	$1,137,496	$(80,597)	$1,056,899

Amortization expense on acquired intangible assets was $54.5 million, $42.3 million and $13.9 million for fiscal years 2007, 2006 and 2005, respectively. The Company estimates amortization expense on acquired intangible assets outstanding as of September 30, 2007 will be approximately $54.6 million for each of the five succeeding fiscal years.

4.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in thousands):

	September 30,	September 29,
	2007	2006

Receivable:
Deposits paid for securities borrowed	$6,534,760	$4,441,896
Broker-dealers	32,156	16,449
Clearing organizations	93,630	85,999
Securities failed to deliver	89,042	22,181

Total	$6,749,588	$4,566,525

Payable:
Deposits received for securities loaned	$8,289,353	$6,942,123
Broker-dealers	26,816	44,423
Clearing organizations	49,667	7,663
Securities failed to receive	21,152	28,392

Total	$8,386,988	$7,022,601

5.	Allowance for Doubtful Accounts on Receivable from Clients

The following table summarizes activity in the Company’s allowance for doubtful accounts on receivable from clients for the fiscal years indicated (dollars in thousands):

	2007	2006	2005

Beginning balance	$20,290	$12,925	$9,812
Provision for doubtful accounts	5,273	2,647	8,773
Acquired in business combinations	—	8,795	—
Write-off of doubtful accounts	(6,443)	(4,077)	(5,660)

Ending balance	$19,120	$20,290	$12,925

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	September 30,	September 29,
	2007	2006

Leasehold improvements	$35,348	$24,340
Software	94,444	73,769
Computer equipment	48,766	29,059
Other equipment, furniture and fixtures	32,214	26,485

	210,772	153,653
Less: Accumulated depreciation and amortization	(118,324)	(96,307)

Property and equipment, net	$92,448	$57,346

7.	Investments in Equity Securities

The Company’s investments in equity securities are summarized in the following table (dollars in thousands):

	September 30,	September 29,
	2007	2006

Available-for-sale investments, at fair value:
Marketable equity securities	$4,232	$6,040
Trading investments, at fair value:
Marketable equity securities	—	10,404
Other investments, at cost	3,781	92

Total investments in equity securities	$8,013	$16,536

Available-for-sale investments in equity securities included gross unrealized gains of $0.5 million and $5.2 million as of September 30, 2007 and September 29, 2006, respectively, which are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Other investments, at cost, include an investment with a cost of $3.7 million and a fair value of $4.2 million as of September 30, 2007. This other investment is subject to a transfer restriction that expires in March 2009.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisition Exit Liabilities

The Company has recorded exit liabilities associated with acquisitions, which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. These exit liabilities consist principally of severance pay and other termination benefits and contract termination costs. The following is a summary of the activity in the Company’s acquisition exit liabilities (dollars in thousands):

	Employee	Clearing and		Occupancy	Professional
	Compensation	Execution	Communications	and Equipment	Services	Total

Balance, Sept. 24, 2004	$577	$—	$—	$5,113	$—	$5,690
Fiscal 2005 activity:
Exit costs recorded	—	—	—	226	—	226
Utilized	(456)	—	—	(2,122)	—	(2,578)

Balance, Sept. 30, 2005	121	—	—	3,217	—	3,338
Fiscal 2006 activity:
Exit costs recorded	59,335	10,073	—	46,936	1,734	118,078
Utilized	(32,780)	—	—	(26,985)	(400)	(60,165)

Balance, Sept. 29, 2006	26,676	10,073	—	23,168	1,334	61,251
Fiscal 2007 activity:
Exit costs recorded	20,569	579	57	3,393	9,674	34,272
Utilized	(38,408)	(3,851)	(57)	(4,121)	(8,103)	(54,540)
Adjustments	(1,447)	(1,801)	—	(1,401)	(2,674)	(7,323)

Balance, Sept. 30, 2007	$7,390	$5,000	$—	$21,039	$231	$33,660

The exit costs recorded during fiscal 2006 relate to the acquisition of TD Waterhouse described in Note 2. The exit costs recorded during fiscal 2007 relate to purchase accounting adjustments for the acquisition of TD Waterhouse. Adjustments to purchase accounting estimates arising prior to January 24, 2007 (the one-year anniversary of the TD Waterhouse acquisition) are reflected in the “exit costs recorded” row as adjustments to the cost of acquiring TD Waterhouse, and therefore adjusted the amount of goodwill recorded. Adjustments arising on or after January 24, 2007 are reflected in the “adjustments” row and were included in the determination of net income for the period.

Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2013. Clearing and execution and professional services contract termination costs are expected to be paid during the first half of fiscal 2008. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.

9.	Credit Facilities

The Company entered into a credit agreement on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on leverage ratios and amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Under the terms of the Financings, the Company may prepay borrowings without penalty.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6.00 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which was established for general corporate purposes.

The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at the Company’s option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50% if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25% if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00% if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00% less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50% or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) 0.50%. On September 30, 2007, the applicable interest rates on the Term A Facility and the Term B Facility were 6.38% and 6.63%, respectively, based on 30-day LIBOR. As of September 30, 2007, the Company had outstanding indebtedness of $0.2 billion and $1.3 billion under the Term A Facility and Term B Facility, respectively. As of September 29, 2006, the Company had outstanding indebtedness of $0.2 billion and $1.5 billion under the Term A Facility and Term B Facility, respectively. The Company has not made any borrowings under the Revolving Facility. The Financings also provide that the Company is obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that the Company pays fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by the Company and the issuing bank. A commitment fee at the rate of 0.375% per annum accrues on any unused amount of the Revolving Facility.

The obligations under the Financings are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor and 65% of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions.

The Financings contain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on the Company’s outstanding capital stock and repurchases or redemptions of the Company’s outstanding capital stock, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Financings as of September 30, 2007.

During fiscal 2007, the Company entered into two amendments to its January 23, 2006 credit agreement to allow the Company to repurchase additional shares of its outstanding common stock and to change its fiscal year end to September 30. The Company paid approximately $1.2 million of additional debt issuance costs to effect the amendments.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal year maturities on long-term debt outstanding at September 30, 2007 are as follows (dollars in thousands):

2008	$34,375
2009	37,500
2010	56,250
2011	62,500
2012	21,875
Thereafter	1,265,875

Total	$1,478,375

The Company, through its wholly-owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $630 million and $740 million as of September 30, 2007 and September 29, 2006, respectively. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million and $435 million as of September 30, 2007 and September 29, 2006, respectively. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2007 and September 29, 2006. As of September 30, 2007 and September 29, 2006, approximately $780 million and $1.0 billion, respectively, was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

10.	Income Taxes

Provision for income taxes is comprised of the following for fiscal years indicated (dollars in thousands):

	2007	2006	2005

Current expense:
Federal	$324,315	$242,511	$180,733
State	43,630	42,392	29,479
Foreign	294	168	1,250

	368,239	285,071	211,462

Deferred expense (benefit):
Federal	15,296	35,518	2,813
State	5,268	9,225	325
Foreign	—	732	(861)

	20,564	45,475	2,277

Provision for income taxes	$388,803	$330,546	$213,739

The Company is subject to examination by the Internal Revenue Service, states in which the Company has significant business operations, and other taxing authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the likelihood of additional tax deficiencies in each of the taxing jurisdictions. Included in current income tax expense are changes to accruals for expected tax deficiencies, along with applicable interest and penalties, in accordance with SFAS No. 5.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.2	4.0	3.6
Reversal of accruals for contingent tax liabilities, net	(0.4)	(0.3)	—
Other	(0.2)	(0.1)	—

	37.6%	38.6%	38.6%

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

	September 30,	September 29,
	2007	2006

Deferred tax assets:
Accrued liabilities	$36,381	$48,979
Stock-based compensation	16,522	15,001
Allowance for doubtful accounts	7,075	7,609
Unrealized tax gain on MMDA agreement	6,942	—
Operating loss carryforwards	9,503	6,348

Gross deferred tax assets	76,423	77,937
Less: Valuation allowance	(9,453)	(6,174)

Net deferred tax assets	66,970	71,763

Deferred tax liabilities:
Property and intangible assets	(379,262)	(373,784)
Unrealized investment and derivative gains/losses, net	(200)	(4,657)
Other deferred tax liabilities	(2,045)	(2,643)

Total deferred tax liabilities	(381,507)	(381,084)

Net deferred tax liabilities	$(314,537)	$(309,321)

At September 30, 2007, subsidiaries of the Company have approximately $181 million of separate state operating loss carryforwards, which expire between fiscal 2013 and 2014. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The increase in the valuation allowance of approximately $3.3 million from September 29, 2006 to September 30, 2007 was due to additional net operating losses generated at the separate subsidiaries, and was charged to income tax expense.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	September 30, 2007			September 29, 2006
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD AMERITRADE Clearing, Inc.	$678,042	$171,796	$506,246	$397,034	$88,891	$308,143
TD AMERITRADE, Inc.	75,723	7,996	67,727	48,932	26,146	22,786
National Investor Services Corp.	N/A	N/A	N/A	333,134	77,548	255,586
TD Waterhouse Capital Markets, Inc.	N/A	N/A	N/A	4,397	1,000	3,397

Totals	$753,765	$179,792	$573,973	$783,497	$193,585	$589,912

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) is an introducing broker-dealer. Prior to September 14, 2007, National Investor Services Corp. (“NISC”) was a clearing broker-dealer. On May 14, 2007, the clearing functions performed by NISC on behalf of TDA Inc. were transferred to TDA Clearing. In connection with this transfer, NISC transferred to TDA Clearing substantially all client-related assets and liabilities previously carried by NISC. On September 14, 2007, the Company withdrew NISC’s registration as a broker-dealer. TD Waterhouse Capital Markets, Inc. (“TDWCM”) was registered as a market-maker in over-the-counter equity securities until January 2007, at which time it registered as an introducing broker-dealer. On September 14, 2007, the Company withdrew TDWCM’s registration as a broker-dealer.

12.	Stock-based Compensation

The Company has four stock incentive plans under which Company stock-based awards may be granted. The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “1996 Plan”) authorizes the award of options to purchase common stock, common stock appreciation rights, shares of common stock, restricted stock units, performance shares and performance units. Under the 1996 Plan, 42,104,174 shares of the Company’s common stock are reserved for issuance to eligible employees. The 2006 Directors Incentive Plan (the “Directors Plan”) authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock units and shares of common stock. Under the Directors Plan, 1,830,793 shares of the Company’s common stock are reserved for issuance to non-employee directors. The Ameritrade Holding Corporation 1998 Stock Option Plan (the “1998 Plan”) and the Ameritrade Holding Corporation 2001 Stock Incentive Plan (the “2001 Plan”) authorize the award of options to purchase common stock. Under the 1998 Plan, 15,502,818 shares of the Company’s common stock are reserved for issuance to employees, consultants or non-employee directors of the Company. Under the 2001 Plan, 18,628,031 shares of the Company’s common stock are reserved for issuance to directors or non-voting observers to the Board of Directors, officers and employees of the Company.

Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company’s common stock on the grant date. Stock options generally vest over a one-to four-year period and expire 10 years after the grant date. Restricted Stock Units (“RSUs”) are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period. RSUs granted to non-employee directors generally vest ratably over a three-year period. Performance Restricted Stock Units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the performance of the Company against specified performance goals, generally over a three-year period. At the end of the performance period, the number of shares of common stock issued is determined by adjusting upward or downward from the target in a range between 0% and 120%. Shares of common stock are issued following the end of the performance period.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective October 1, 2005, the Company adopted SFAS No. 123R using a modified version of the prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based compensation expense was $18.2 million, $14.3 million and $1.6 million for fiscal years 2007, 2006 and 2005, respectively. The related income tax benefits were $6.7 million, $5.4 million and $0.6 million for fiscal years 2007, 2006 and 2005, respectively. The cumulative effect of initially adopting SFAS No. 123R was not material.

The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2007 (in thousands, except exercise prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of year	18,019	$4.76
Granted(1)	565	$9.41
Exercised	(2,204)	$4.94
Canceled(1)	(565)	$9.01
Forfeited	(109)	$6.64
Expired	(13)	$21.68

Outstanding at end of year	15,693	$4.72	4.8	$211,783

Exercisable at end of year	15,427	$4.65	4.7	$209,267

(1)	During fiscal 2007, the Company determined that certain stock options granted during fiscal years 2002 and 2003 were issued with an exercise price less than the fair market value of the underlying common stock on the measurement date for accounting purposes, therefore subjecting the option holders to adverse tax consequences. On February 22, 2007, in order to avoid the negative tax implications, the Company commenced a tender offer in which employees had the right to exchange their existing employee stock options for new stock options with a higher exercise price. The entire amount of stock options granted and canceled, included in the table above, represent stock options exchanged under the tender offer. The Company compensated the employees for the reduced value of new stock options by making a cash payment. The exchange of options under the tender offer was considered a modification of the original options for accounting purposes. As a result, the Company recorded incremental compensation expense to the extent that the combination of the fair value of the modified option plus the cash payment exceeded the fair value of the original option. The incremental compensation cost was not significant.

The weighted-average grant-date fair value of options granted during fiscal years 2007, 2006 and 2005 was $9.40, $11.97 and $6.88, respectively. The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $28.7 million, $128.0 million and $49.7 million, respectively. As of September 30, 2007, the total compensation cost related to nonvested stock option awards was approximately $1.1 million and is expected to be recognized over a weighted average period of six months.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2007	2006	2005

Risk-free interest rate	4.67%	4.40%	3.50%
Expected dividend yield	0%	0%	0%
Expected volatility	54%	58%	62%
Expected option life (years)	3.2	5.0	5.0

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

The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2007 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	661	$20.80
Granted	163	$17.42
Vested	(13)	$19.94
Forfeited	(152)	$20.49

Nonvested at end of year	659	$20.06

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of PRSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2007 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	1,316	$20.71
Granted	833	$17.10
Vested	(7)	$15.65
Forfeited	(360)	$20.09

Nonvested at end of year	1,782	$19.17

The PRSU units reflected in the table above reflect the target number of awards assuming the performance goals are attained at 100%. Actual performance may result in 0% to 120% of the target units ultimately being earned; therefore, the actual number of shares issued may ultimately differ.

As of September 30, 2007, there was $31.3 million of estimated unrecognized compensation cost related to nonvested RSUs and PRSUs. As of September 30, 2007, these costs are expected to be recognized over a weighted average period of 2.1 years.

Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse, as amended, requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition of TD Waterhouse on January 24, 2006. As of September 30, 2007, the Company was not obligated to repurchase additional shares pursuant to the Stockholders Agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.

13.	Employee Benefit Plans

The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the Board of Directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $14.5 million, $13.6 million and $5.4 million for fiscal years 2007, 2006 and 2005, respectively.

14.	Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years indicated (in thousands, except per share amounts):

	2007	2006	2005

Net income	$645,900	$526,759	$339,753

Weighted average shares outstanding — basic	598,503	544,307	404,215
Effect of dilutive securities:
Stock options	9,357	11,064	8,930
Restricted stock units	361	64	—
Deferred compensation shares	42	30	22

Weighted average shares outstanding — diluted	608,263	555,465	413,167

Earnings per share — basic	$1.08	$0.97	$0.84
Earnings per share — diluted	$1.06	$0.95	$0.82

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

Lease Commitments — The Company has various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows (dollars in thousands):

	Minimum Lease	Sublease	Net Lease
Fiscal Year	Payments	Proceeds	Commitments

2008	$39,744	$(5,236)	$34,508
2009	34,280	(4,719)	29,561
2010	30,881	(4,074)	26,807
2011	23,147	(719)	22,428
2012	19,820	(644)	19,176
Thereafter (to 2019)	54,533	(161)	54,372

Total	$202,405	$(15,553)	$186,852

Rental expense, net of sublease income, was approximately $36.3 million, $35.4 million and $23.4 million for fiscal years 2007, 2006 and 2005, respectively.

The Company has various capital leases on computer and office equipment. The amortization of equipment under capital leases is included in depreciation and amortization in the Consolidated Statements of Income. The following is a schedule of future minimum lease payments under capital leases along with the present value of the minimum lease payments (dollars in thousands):

Fiscal year 2008	$3,259
Fiscal year 2009	699

Total minimum lease payments	3,958
Less: Amount representing interest	(385)

Present value of minimum lease payments	$3,573

Legal — Matthew Elvey filed a purported class action complaint against TDA Inc. on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of Elvey and other account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The complaint includes claims of alleged violations of California and federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. On July 10, 2007, the plaintiff filed a motion for preliminary injunction, which TDA, Inc. has opposed. On July 18, 2007, TDA Inc. filed a motion to dismiss the plaintiff’s amended complaint, which the plaintiff has opposed. The parties, through counsel, have been discussing the matter and exchanging information. As disclosed in a press release dated September 14, 2007, the Company discovered and eliminated unauthorized code from its systems that allowed access to an internal database. The discovery was made as the result of an internal investigation of stock-related spam. Further, the Company commissioned forensic data experts to assist in its investigation of this issue and results of their combined efforts revealed that: (a) client assets held in accounts with the Company remain secure as User IDs, personal identification numbers and passwords were not stored in this particular database; (b) information such as client e-mail addresses, names, addresses and phone numbers was retrieved from this database; and (c) while more sensitive information like account numbers, date of birth and social security numbers is stored in this database, the Company has discovered no evidence that it was taken. The Company hired a third party to investigate and monitor for identity theft. The third party found no evidence of identity theft as a result of this issue. Brad Zigler filed a lawsuit against TDA, Inc. on September 26, 2007, in the same jurisdiction. Zigler’s complaint is on behalf of a purported nationwide class of accountholders. The factual allegations of the complaint and the relief sought are substantially the same as those in the Elvey lawsuit.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Regulatory Matters — In the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.

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

Client securities activities are transacted on either a cash or margin basis. In margin transactions, the Company may extend credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin-related transactions may expose the Company to credit risk in the event a client’s assets are not sufficient to fully cover losses that the client may incur. In the event the client fails to satisfy its obligations, the Company has the authority to purchase or sell financial instruments in the client’s account at prevailing market prices in order to fulfill the client’s obligations. The Company seeks to mitigate the risks associated with its client securities activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.

The Company loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis and requiring additional cash as collateral when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation (“OCC”).

The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company mitigates this risk by requiring credit

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through the OCC. As of September 30, 2007, approximately $3.6 billion of receivables for securities borrowed were receivable from the OCC through their risk sharing program, representing approximately 53% of the balance of receivables from brokers, dealers and clearing organizations on the Consolidated Balance Sheet. The OCC’s most recent Standard and Poor’s credit rating is AAA.

As of September 30, 2007, client excess margin securities of approximately $10.8 billion and stock borrowings of approximately $6.5 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $8.3 billion and repledged approximately $0.8 billion of that collateral as of September 30, 2007.

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

See “Money Market Deposit Account Agreement” in Note 18 for a description of a guarantee included in that agreement.

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

16.	Segment and Geographic Area Information

The Company operates in the securities brokerage industry and does not report results of operations internally on an operating segment basis.

Prior to the sale of Ameritrade Canada, Inc. to TD on January 24, 2006, the Company had broker-dealer operations in the United States and Canada. Pursuant to the sale of Ameritrade Canada, Inc., the Company has agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business). The Company’s Canadian operations did not have significant long-lived assets for any period presented. The following table summarizes the Company’s revenues from external clients by geographic area of operations for the fiscal years indicated (dollars in thousands).

	2007	2006	2005

United States	$2,176,946	$1,799,915	$992,900
Canada	—	3,616	10,253

Total	$2,176,946	$1,803,531	$1,003,153

17.	Derivative Financial Instruments and Hedging Activities

During fiscal 2003, the Company executed a series of prepaid variable forward contracts (the “forward contracts”) with a total notional amount of approximately $41.4 million on the Company’s investment in 7.9 million underlying Knight Capital Group, Inc. (“Knight”) shares. The forward contracts each contained a zero-cost embedded collar on the value of the Knight shares, with a weighted average floor price of $5.13 per share and a

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average cap price of $6.17 per share. At the inception of the forward contracts, the Company received cash of approximately $35.5 million, equal to approximately 86% of the notional amount. The forward contracts were scheduled to mature on various dates in fiscal years 2006 and 2007. The Company liquidated its investment in Knight and the prepaid variable forward contracts in January 2006, resulting in a pre-tax net gain of approximately $78.8 million.

The embedded collars did not qualify for hedge accounting treatment, and were therefore accounted for as non-hedging derivatives in the consolidated financial statements. Changes in the fair value of the embedded collars were included under the caption “Fair value adjustments of investment-related derivative instruments” in the Consolidated Statements of Income.

The $35.5 million of cash received on the forward contracts was accounted for as an obligation in the Consolidated Balance Sheets. The Company was accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3%. Upon settlement of each forward contract in January 2006, the realized gain on the Knight stock delivered to the counterparty or otherwise sold has been reclassified from other comprehensive income into earnings, net of taxes.

The Company is also a party to equity swap agreements in TD common stock related to restricted share unit plan liabilities assumed in connection with the acquisition of TD Waterhouse. These swap agreements are described in Note 18.

18.	Related Party Transactions

As a result of the acquisition of TD Waterhouse described in Note 2, TD became an affiliate of the Company, owning approximately 39.9% of the Company’s voting common stock as of September 30, 2007. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members to the Company’s Board of Directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.

Money Market Deposit Account Agreement

Three broker-dealer subsidiaries of the Company, TDA Inc., TDA Clearing and NISC, are party to a money market deposit account (“MMDA”) agreement with TD Bank USA, N.A. and TD, which was entered into on January 24, 2006 in connection with the TD Waterhouse acquisition. Under the MMDA agreement, TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and TDA Clearing and NISC act as agents for clients of TDA Inc. and as recordkeepers for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc., TDA Clearing and NISC collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets (including any gains or losses from sales of investments), less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums. TD Bank USA invests the swept client cash primarily in fixed-income securities backed by Canadian government guarantees, which are highly-rated securities.

In the event the fee computation results in a negative amount, the Company’s subsidiaries must pay TD Bank USA the negative amount. This effectively results in the Company guaranteeing TD Bank USA revenue of 25 basis points on the MMDA agreement, plus the reimbursement of FDIC insurance premiums. The fee computation under the MMDA agreement is affected by many variables, including the type, duration, credit quality, principal balance and yield of the investment portfolio at TD Bank USA, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative MMDA fee computation would arise only if there

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the fee calculation to result in a negative amount is remote and the fair value of the guarantee is immaterial. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for the MMDA agreement.

The MMDA agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms, provided that following the first anniversary of the agreement, the agreement may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with the money market deposit account agreement of $535.4 million and $185.0 million for fiscal 2007 and fiscal 2006, respectively, which are reported as money market deposit account fees in the Consolidated Statements of Income.

Mutual Fund Agreements

The Company and certain of its subsidiaries and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients, and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. In the event compensation under the transfer agency agreement, shareholder services agreement and dealer agreement is less than the minimum compensation called for by the services agreement, the deficit is earned under the services agreement. The services agreement has an initial term of two years from January 24, 2006 and is automatically renewable for successive two year terms (so long as certain related agreements are in effect), provided that following the first anniversary of the agreement, the agreement may be terminated by any party upon one year’s prior written notice. The Company may terminate the services agreement upon 120 days notice if it does not earn monthly fees greater than a specified level. The Company earned fee income associated with these agreements of $112.5 million and $62.6 million for fiscal 2007 and fiscal 2006, respectively, which is included in investment product fees in the Consolidated Statements of Income.

Interim Cash Management Services Agreement

Pursuant to an Interim Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. until the earlier of TDA Inc. successfully converting the cash management services to another service provider or TD Bank USA and TDA Inc. entering into a formal cash management services agreement. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the interim cash management services agreement of $3.4 million and $2.3 million for fiscal 2007 and fiscal 2006, respectively, which is included in clearing and execution costs in the Consolidated Statements of Income.

Bridge Loan and Subordinated Notes

During fiscal 2006, the Company had borrowings under a bridge loan and subordinated notes outstanding with TD and an affiliate of TD, respectively. The Company incurred interest expense for fiscal 2006 of $2.6 million and $0.8 million for the bridge loan and subordinated notes, respectively. The Company repaid the bridge loan and subordinated notes in full during fiscal 2006.

Indemnification Agreement for Phantom Stock Plan Liabilities

Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights (SARs) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 64,095 and 244,100 SARs outstanding as of September 30, 2007 and September 29, 2006, respectively, with an approximate value of $3.1 million and $7.8 million, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.

Restricted Share Units and Related Swap Agreements

The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after withholdings, is paid in cash. Under these plans, participants are granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. The Company incurred $0.2 million and $0.3 million of interest expense to the TD affiliate to finance the swap agreements during fiscal 2007 and fiscal 2006, respectively. There were 181,059 and 335,980 restricted share units outstanding as of September 30, 2007 and September 29, 2006, respectively, with an approximate value of $13.9 million and $19.9 million, respectively. The Company recorded gains on fair value adjustments to the equity swap agreements of $3.2 million and $1.7 million for fiscal 2007 and fiscal 2006, respectively, which are included in fair value adjustments of compensation-related derivative instruments in the Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.

Canadian Call Center Services Agreement

Pursuant to the Canadian Call Center Services Agreement, as amended, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc., until November 30, 2008, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $14.8 million and $8.3 million for fiscal 2007 and fiscal 2006, respectively, which is included in professional services expense in the Consolidated Statements of Income.

Other Related Party Transactions with TD

NISC provided clearing services to a U.S. affiliate of TD during fiscal 2006. The Company earned fee income associated with these clearing services of $1.1 million for fiscal 2006, which is included in commissions and transaction fees revenue in the Consolidated Statements of Income.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables from and Payables to TD

Receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliate and payable to affiliate, respectively, in the Consolidated Balance Sheets. Receivables from and payables to TD affiliates resulting from client cash sweep activity are generally settled in cash the next business day. Other receivables from and payables to affiliates of TD are generally settled in cash on a monthly basis.

19.	Condensed Financial Information (Parent Company Only)

The following presents the parent company’s condensed balance sheets, statements of income and statements of cash flows:

CONDENSED BALANCE SHEETS
As of September 30, 2007 and September 29, 2006

	2007	2006
	(In thousands)

ASSETS
Cash and cash equivalents	$52	$17,812
Investments in subsidiaries	3,778,608	3,558,639
Investments in equity securities	—	783
Receivable from subsidiaries	4,988	90,544
Deferred income taxes, net	4,384	2,101
Other assets	16,490	18,456

Total assets	$3,804,522	$3,688,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$70,471	$46,612
Payable to subsidiaries	100,755	208,114
Long-term debt	1,478,375	1,703,375

Total liabilities	1,649,601	1,958,101
Stockholders’ equity	2,154,921	1,730,234

Total liabilities and stockholders’ equity	$3,804,522	$3,688,335

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME
For the Years Ended September 30, 2007, September 29, 2006 and September 30, 2005

	2007	2006	2005
	(In thousands)

Revenues:
Management fee from subsidiaries	$30,931	$36,985	$46,121
Interest revenue	939	1,871	286
Other	12	—	—

Total revenues	31,882	38,856	46,407

Expenses:
Employee compensation and benefits	24,854	25,415	22,148
Interest expense	117,717	89,809	2,046
Fair value adjustments of investment-related derivative instruments	—	11,703	(8,315)
Allocated costs from subsidiaries	210	5,695	4,623
Other	1,908	6,601	1,951

Total expenses	144,689	139,223	22,453

Income (loss) before other income, income taxes and equity in income of subsidiaries	(112,807)	(100,367)	23,954
Other income:
Gain on sale of investment	487	78,840	—

Income (loss) before income taxes and equity in income of subsidiaries	(112,320)	(21,527)	23,954
Provision for (benefit from) income taxes	(46,009)	(10,354)	10,826

Income (loss) before equity in income of subsidiaries	(66,311)	(11,173)	13,128
Equity in income of subsidiaries	712,211	537,932	326,625

Net income	$645,900	$526,759	$339,753

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007, September 29, 2006 and September 30, 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$645,900	$526,759	$339,753
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in income of subsidiaries	(712,211)	(537,932)	(326,625)
Deferred income taxes	(2,147)	9,427	1,131
Gain on sale of investments in equity securities	(487)	(78,840)	—
Fair value adjustments of investment-related derivative instruments	—	11,703	(8,315)
Dividends from subsidiaries	495,000	596,000	260,000
Stock-based compensation	18,182	14,329	1,622
Other	—	454	1,862
Changes in operating assets and liabilities:
Receivable from subsidiaries	85,556	43,708	(174,168)
Other assets	3,211	29,439	(6,813)
Accounts payable and accrued liabilities	19,383	(33,815)	50,077
Payable to subsidiaries	(107,359)	195,513	(50,164)

Net cash provided by operating activities	445,028	776,745	88,360

Cash flows from investing activities:
Investment in subsidiaries	—	(77,000)	—
Return of capital from subsidiaries	—	—	1,664
Proceeds from sale of investment	870	7,492	—
Cash paid in business combinations	—	(20)	—
Purchase of investments	—	(198)	(185)

Net cash provided by (used in) investing activities	870	(69,726)	1,479

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,900,000	—
Payment of debt issuance costs	(1,245)	(20,992)	—
Principal payments on long-term debt	(225,000)	(196,625)	—
Proceeds from exercise of stock options	10,887	46,881	28,142
Payment of cash dividend	—	(2,442,780)	—
Purchase of treasury stock	(258,637)	(67,697)	(77,229)
Excess tax benefits on stock-based compensation	10,337	48,864	—

Net cash used in financing activities	(463,658)	(732,349)	(49,087)

Net (decrease) increase in cash and cash equivalents	(17,760)	(25,330)	40,752
Cash and cash equivalents at beginning of year	17,812	43,142	2,390

Cash and cash equivalents at end of year	$52	$17,812	$43,142

Supplemental cash flow information:
Interest paid	$113,930	$86,530	$263
Income taxes paid	$298,523	$256,170	$165,955
Tax benefit on exercises and distributions of stock-based compensation	$10,463	$49,256	$18,471
Noncash investing and financing activities:
Assets transferred to subsidiaries, net	$(36)	$(852)	$—
Settlement of prepaid variable forward contract liabilities in exchange for investment	$—	$72,077	$—
Issuance of common stock in acquisition	$—	$2,123,181	$—

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)

(Dollars in thousands, except per share amounts)	For the Fiscal Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$535,176	$524,762	$541,807	$575,201
Pre-tax income	$239,371	$229,730	$254,531	$311,072
Net income	$145,633	$141,139	$158,698	$200,431
Basic earnings per share	$0.24	$0.24	$0.27	$0.34
Diluted earnings per share	$0.24	$0.23	$0.26	$0.33

	For the Fiscal Year Ended September 29, 2006
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter

Net revenues	$277,261	$497,226	$540,342	$488,701
Pre-tax income	$140,300	$282,209	$233,079	$201,716
Net income	$85,997	$172,835	$139,817	$128,110
Basic earnings per share	$0.21	$0.31	$0.23	$0.21
Diluted earnings per share	$0.21	$0.30	$0.23	$0.21

Quarterly amounts may not sum to year-end totals due to rounding.

(1) The Company’s results of operations for the second quarter of fiscal 2006 include a one-time pre-tax net gain of $78.8 million ($48.5 million after tax, or $0.08 per diluted share) on the sale of the Company’s investment in Knight and the related prepaid variable forward contracts. See Note 17 for further information.

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

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of September 30, 2007. In addition, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to the effectiveness and efficiency of operations and compliance with applicable laws and regulations as of September 30, 2007.

The Board of Directors exercises its oversight role with respect to the Company’s systems of internal control primarily through its Audit Committee, which is comprised solely of independent outside directors. The Committee oversees the Company’s systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

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

Ernst & Young has issued an audit report on the Company’s internal control over financial reporting. This report begins on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD AMERITRADE Holding Corporation

We have audited TD AMERITRADE Holding Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD AMERITRADE Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TD AMERITRADE Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD AMERITRADE Holding Corporation as of September 30, 2007 and September 29, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended and our report dated November 23, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
November 23, 2007

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about Directors and Executive Officers required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2007 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2007, information about compensation plans under which equity securities of the Company are authorized for issuance:

			Number of Securities
			Remaining Available
			for Future
			Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	15,481,649	$4.74	27,888,445	(1)
Individual equity compensation arrangement	211,413	$3.48	N/A

Total	15,693,062	$4.72	27,888,445

(1)	The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 2006 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of September 30, 2007, there were, in the aggregate, 23,096,618 shares remaining available for issuance pursuant to the Long-Term Incentive Plan and the Directors Plan.

The table above includes the following options assumed in connection with the Company’s merger with Datek in fiscal 2002:

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise	Exercise Price of
	of Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	267,892	$3.59
Individual equity compensation arrangement	211,413	$3.48

Total	479,305	$3.54

The Company does not have any equity compensation plans that were not previously approved by stockholders. At September 30, 2007, the Company had in place an individual compensation arrangement assumed in the Datek merger that was not approved by Datek’s stockholders, as follows:

•	Moishe Zelcer, a former employee of Datek, has an option to purchase 211,413 shares of Company common stock under a stock option agreement dated December 30, 1999. This option is fully vested and exercisable at an exercise price of $3.48 per share. This option expires on December 29, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report

1.	Financial Statements

See “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”

2.	Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes.

3.	Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.		Description

2.1		Stock Purchase Agreement, dated May 24, 2007, between TD AMERITRADE Online Holdings Corporation and Fiserv, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q filed on August 7, 2007)
2.2		Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 28, 2005)
2.3		Amendment No. 1 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of October 28, 2005 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed October 31, 2005)
2.4		Amendment No. 2 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of December 23, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed December 29, 2005)
2.5		Agreement of Sale and Purchase among Ameritrade Holding Corporation, Datek Online Holdings Corp., The Toronto-Dominion Bank and TD Waterhouse Canada Inc, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on September 12, 2005)
3.1		Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)
3.2		Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
10	.1*	Form of Indemnification Agreements, dated as of May 30, 2006, between TD AMERITRADE Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)
10	.2*	Employment Agreement, as amended, effective as of June 23, 2006, between Joseph H. Moglia and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2006)
10	.3*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10	.4*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.5*	Employment Agreement, dated as of October 1, 2001, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 12, 2002)
10	.6*	Amendment to Employment Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.7*	Non-Qualified Stock Option Agreement, dated as of August 5, 2004, between J. Joe Ricketts and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.8*	Employment Agreement, dated as of July 2, 2007, between Fredric J. Tomczyk and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2007)
10	.9*	Employment Agreement, dated as of September 26, 2006, between Ellen L.S. Koplow and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 29, 2006)

Exhibit No.		Description

10	.10*	Employment Agreement, dated May 23, 2006, between John R. MacDonald and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 25, 2006)
10	.11*	Separation and Release of Claims Agreement, dated April 18, 2007, between John R. MacDonald and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 7, 2007)
10	.12*	Employment Agreement, dated May 23, 2006, between Asiff Hirji and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 25, 2006)
10	.13*	Separation and Release of Claims Agreement, dated March 28, 2007, between Asiff Hirji and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 8, 2007)
10	.14*	Employment Agreement, dated May 23, 2006, between T. Christian Armstrong and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 25, 2006)
10	.15*	Executive Employment Agreement, dated as of May 10, 2005, between Bryce B. Engel and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on July 22, 2005)
10	.16*	Ameritrade Holding Corporation 1996 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Appendix B of the Company’s Proxy Statement filed on January 30, 2006)
10	.17*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.18*	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)
10	.19*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 9, 2006)
10	.20*	TD AMERITRADE Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)
10	.21*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.22*	Form of Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.23*	Form of award letter to Bonus Recipients under the Directors Incentive Plan, dated February 27, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 1, 2006)
10	.24*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 16, 2006)
10	.25*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)
10	.26*	Form of award letter to Bonus Recipients under the Executive Deferred Compensation Program, dated February 23, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2006)
10	.27*	Management Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix B of the Company’s Proxy Statement filed on January 24, 2007)
10	.28*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)

Exhibit No.		Description

10	.29*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.30*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)
10	.31*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.32		Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)
10.33		Amendment No. 1 to Stockholders Agreement among TD AMERITRADE Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD AMERITRADE, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.34		Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)
10.35		Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)
10.36		$2,200,000,000 Credit Agreement, dated January 23, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed February 8, 2006)
10.37		Amendment No. 1 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated March 31, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.38		Amendment and Waiver No. 2 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated December 11, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 7, 2007)
14		Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed May 6, 2004)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of Deloitte & Touche LLP
31.1		Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of November, 2007.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of November, 2007.

/s/ J. JOE RICKETTS J. Joe Ricketts Chairman of the Board	Thomas J. Mullin Director

/s/ W. EDMUND CLARK W. Edmund Clark Vice Chairman of the Board	/s/ WILBUR J. PREZZANO Wilbur J. Prezzano Director

/s/ MARSHALL A. COHEN Marshall A. Cohen Director	J. Peter Ricketts Director

/s/ DAN W. COOK III Dan W. Cook III Director	/s/ THOMAS S. RICKETTS Thomas S. Ricketts Director

/s/ WILLIAM H. HATANAKA William H. Hatanaka Director	/s/ ALLAN R. TESSLER Allan R. Tessler Director

Mark L. Mitchell Director