Form 10-Q
period 2007-12-31
TD AMERITRADE HOLDING CORP
filed 2008-02-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended December 31, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of January 31, 2008, there were 594,609,535 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. —Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of December 31, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD AMERITRADE Holding Corporation as of September 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 23, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 6, 2008

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$494,317	$413,787
Short-term investments	—	76,800
Cash and investments segregated in compliance with federal regulations	82,000	—
Receivable from brokers, dealers and clearing organizations	6,142,434	6,749,588
Receivable from clients — net of allowance for doubtful accounts	8,817,829	7,727,969
Receivable from affiliates	119,687	84,903
Other receivables	142,411	92,346
Securities owned	135,583	17,358
Property and equipment — net of accumulated depreciation and amortization	96,251	92,448
Goodwill	1,774,019	1,768,867
Acquired intangible assets — net of accumulated amortization	988,707	1,002,430
Investments in equity securities	4,963	8,013
Other assets	61,032	57,818

Total assets	$18,859,233	$18,092,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$9,236,890	$8,386,988
Payable to clients	5,052,061	5,313,576
Accounts payable and accrued liabilities	495,913	427,063
Payable to affiliates	11,066	13,294
Long-term debt	1,472,125	1,478,375
Capitalized lease obligations	2,782	3,573
Deferred income taxes, net	201,737	314,537

Total liabilities	16,472,574	15,937,406

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; December 31, 2007 — 594,907,278 shares outstanding; September 30, 2007 — 594,688,031 shares outstanding	6,314	6,314
Additional paid-in capital	1,597,221	1,598,451
Retained earnings	1,323,334	1,086,662
Treasury stock, common, at cost — December 31, 2007 — 36,474,582 shares; September 30, 2007 — 36,693,829 shares	(540,961)	(537,547)
Deferred compensation	458	431
Accumulated other comprehensive income	293	610

Total stockholders’ equity	2,386,659	2,154,921

Total liabilities and stockholders’ equity	$18,859,233	$18,092,327

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,
	2007	2006
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$260,269	$193,630

Asset-based revenues:
Interest revenue	250,210	242,849
Brokerage interest expense	(101,119)	(104,286)

Net interest revenue	149,091	138,563

Money market deposit account fees	155,840	135,281
Investment product fees	68,005	53,327

Total asset-based revenues	372,936	327,171

Other revenues	8,411	14,375

Net revenues	641,616	535,176

Expenses:
Employee compensation and benefits	106,015	98,130
Fair value adjustments of compensation-related derivative instruments	764	(614)
Clearing and execution costs	12,066	20,836
Communications	17,524	22,068
Occupancy and equipment costs	25,008	24,851
Depreciation and amortization	7,695	7,031
Amortization of acquired intangible assets	13,723	13,824
Professional services	19,282	25,092
Interest on borrowings	25,726	31,117
Other	12,370	14,808
Advertising	45,456	39,276

Total expenses	285,629	296,419

Income before other income and income taxes	355,987	238,757

Other income:
Gain on sale of investments	644	614

Pre-tax income	356,631	239,371
Provision for income taxes	115,792	93,738

Net income	$240,839	$145,633

Earnings per share — basic	$0.40	$0.24
Earnings per share — diluted	$0.40	$0.24

Weighted average shares outstanding — basic	594,915	603,028
Weighted average shares outstanding — diluted	604,388	612,833
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$240,839	$145,633
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,695	7,031
Amortization of acquired intangible assets	13,723	13,824
Deferred income taxes	(44,188)	12,505
Gain on sale of investments	(644)	(614)
Loss (gain) on disposal of property	193	(143)
Fair value adjustments of derivative instruments	764	(614)
Stock-based compensation	5,340	4,911
Other, net	—	(2,917)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(82,000)	1,242,014
Brokerage receivables	(482,706)	(1,817,866)
Receivable from/payable to affiliates, net	(35,628)	(2,343)
Other receivables	(50,065)	(54,507)
Securities owned	(118,225)	(17,273)
Proceeds from sale of broker-dealer investments in equity securities	—	1,625
Other assets	(5,160)	13,345
Brokerage payables	588,387	631,418
Accounts payable and accrued liabilities	(10,431)	29,607

Net cash provided by operating activities	27,894	205,636

Cash flows from investing activities:
Purchase of property and equipment	(11,475)	(16,846)
Cash paid in business combinations	—	(3,000)
Purchase of short-term investments	(251,740)	(75,625)
Proceeds from sale of short-term investments	328,540	102,175
Proceeds from sale of investments in equity securities available-for-sale	4,336	996
Other	9	(5)

Net cash provided by investing activities	69,670	7,695

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from financing activities:
Payment of debt issuance costs	—	(1,095)
Principal payments on long-term debt and notes payable	(6,250)	(6,250)
Principal payments on capital lease obligations	(791)	(913)
Proceeds from exercise of stock options; Three months ended December 31, 2007 - 1,246,433 shares; 2006 - 154,892 shares	2,600	965
Purchase of treasury stock; Three months ended December 31, 2007 - 1,030,000 shares; 2006 - 7,720,259 shares	(19,505)	(129,651)
Excess tax benefits on stock-based compensation	6,871	630

Net cash used in financing activities	(17,075)	(136,314)

Effect of exchange rate changes on cash and cash equivalents	41	(82)

Net increase in cash and cash equivalents	80,530	76,935
Cash and cash equivalents at beginning of period	413,787	363,650

Cash and cash equivalents at end of period	$494,317	$440,585

Supplemental cash flow information:
Interest paid	$125,615	$135,567
Income taxes paid	$113,940	$38,562
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month Periods Ended December 31, 2007 and 2006
(Unaudited)

1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2007.
Reclassifications:
Securities owned of approximately $17.4 million as of September 30, 2007 have been reclassified from other assets in the Condensed Consolidated Balance Sheets.
The revenue caption formerly known as “Money market and other mutual fund fees” on the Condensed Consolidated Statements of Income has been renamed “Investment product fees” and now also includes certain other asset-based fee revenues. Other asset-based fee revenues of approximately $0.9 million for the three months ended December 31, 2006 have been reclassified to investment product fees from other revenues in the Condensed Consolidated Statements of Income. Approximately $1.8 million of transaction-based revenues for the three months ended December 31, 2006 have been reclassified to commissions and transaction fees from other revenues in the Condensed Consolidated Statements of Income.
Each of these reclassifications was made in order to conform to the current financial statement presentation.
Recently Issued Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which became effective for the Company on October 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement approach for a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings. For additional information regarding the adoption of FIN No. 48, see Note 5 — Income Taxes.
2. BUSINESS COMBINATIONS
On May 24, 2007, the Company and Fiserv, Inc. (“Fiserv”) entered into a stock purchase agreement pursuant to which a wholly-owned subsidiary of the Company agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing was $225 million in cash plus Fiserv Trust Company’s regulatory capital, subject to pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of revenue targets. At the closing, the Company and Fiserv entered into a transition services agreement under which Fiserv will service client accounts for up to six months (subject to extension) and be compensated based on revenue earned during the term of the transition services agreement. Fiserv has agreed not to compete with the acquired business for three years, subject to certain exceptions. Each party’s indemnification obligations are generally limited to losses in excess of $3 million and less than $50 million. The Company completed the transaction on February 4, 2008 for $272.6 million in cash, consisting of the $225 million initial purchase price plus $47.6 million for regulatory capital.
3. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the three months ended December 31, 2007 (dollars in thousands):

Balance as of September 30, 2007	$1,768,867
Purchase accounting adjustments (1)	5,152

Balance as of December 31, 2007	$1,774,019

(1)	Purchase accounting adjustments primarily consist of net adjustments to accruals for uncertain tax positions relating to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse) in fiscal 2006 and the merger with Datek Online Holdings Corp. (“Datek”) in fiscal 2002.
The Company’s acquired intangible assets consist of the following as of December 31, 2007 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Client relationships	$991,522	$(148,489)	$843,033
Trademark license — TD	145,674	—	145,674

	$1,137,196	$(148,489)	$988,707

The Company estimates that amortization expense on acquired intangible assets outstanding as of December 31, 2007 will be approximately $40.9 million for the remainder of fiscal 2008 and approximately $54.6 million for each of the five succeeding fiscal years.
4. ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month period ended December 31, 2007, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets (dollars in thousands):

	Three Months Ended December 31, 2007
	Balance at		Balance at
	Sept. 30, 2007	Utilized	Dec. 31, 2007

Employee compensation and benefits	$7,390	$(2,762)	$4,628
Clearing and execution costs	5,000	(5,000)	—
Occupancy and equipment costs	21,039	(1,347)	19,692
Professional services	231	(206)	25

Total acquisition exit liabilities	$33,660	$(9,315)	$24,345

The exit liabilities primarily relate to the acquisition of TD Waterhouse. Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2013. Contract termination costs classified as professional services are expected to be paid during the first half of fiscal 2008. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.
5. INCOME TAXES
The Company’s effective income tax rate for the three months ended December 31, 2007 was 32.5%, compared to 39.2% for the three months ended December 31, 2006. The provision for income taxes for the three months ended December 31, 2007 was unusually low due to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted the Company’s earnings for the three months ended December 31, 2007 by approximately $0.03 per share.

Effective October 1, 2007, the Company adopted FIN No. 48. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings. The total amount of gross unrecognized tax benefits as of October 1, 2007 was $135.1 million ($89.6 million net of the federal benefit on state matters). Of the unrecognized tax benefits, $73.3 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2004 through 2006 remain open under the statute of limitations and subject to examination. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years. It is reasonably possible that the gross unrecognized tax benefits as of October 1, 2007 could decrease by up to $37.1 million by September 30, 2008, as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.
The Company’s continuing policy is to recognize interest and penalties related to income tax matters as part of the provision for income taxes in the condensed consolidated statement of income. Upon the adoption of FIN No. 48 on October 1, 2007, the Company had accrued $18.1 million for interest and penalties on income tax matters.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table as of the dates indicated (dollars in thousands):

	December 31, 2007			September 30, 2007
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD AMERITRADE Clearing, Inc.	$704,073	$189,391	$514,682	$678,042	$171,796	$506,246
TD AMERITRADE, Inc.	54,681	11,705	42,976	75,723	7,996	67,727

Totals	$758,754	$201,096	$557,658	$753,765	$179,792	$573,973

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) is an introducing broker-dealer.

7. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2007	2006
Net income	$240,839	$145,633

Weighted average shares outstanding — basic	594,915	603,028
Effect of dilutive securities:
Stock options	8,212	9,661
Restricted stock units	1,211	104
Deferred compensation shares	50	40

Weighted average shares outstanding — diluted	604,388	612,833

Earnings per share — basic	$0.40	$0.24
Earnings per share — diluted	$0.40	$0.24
8. COMMITMENTS AND CONTINGENCIES
Legal — Matthew Elvey filed a purported class action complaint against TDA Inc. on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of Elvey and other account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The complaint includes claims of alleged violations of California and federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. On July 10, 2007, the plaintiff filed a motion for preliminary injunction, which TDA, Inc. has opposed. On July 18, 2007, TDA Inc. filed a motion to dismiss the plaintiff’s amended complaint, which the plaintiff has opposed. As disclosed in a press release dated September 14, 2007, the Company discovered and eliminated unauthorized code from its systems that allowed access to an internal database. The discovery was made as the result of an internal investigation of stock-related spam. Further, the Company commissioned forensic data experts to assist in its investigation of this issue and results of their combined efforts revealed that: (a) client assets held in accounts with the Company remain secure as User IDs, personal identification numbers and passwords were not stored in this particular database; (b) information such as client e-mail addresses, names, addresses and phone numbers was retrieved from this database; and (c) while more sensitive information like account numbers, date of birth and social security numbers is stored in this database, the Company has discovered no evidence that it was taken. The Company hired a third party to investigate and monitor for identity theft. The third party found no evidence of identity theft as a result of this issue. Brad Zigler filed a lawsuit against TDA, Inc. on September 26, 2007, in the same jurisdiction. Zigler’s complaint is on behalf of a purported nationwide class of accountholders. The factual allegations of the complaint and the relief sought are substantially the same as those in the Elvey lawsuit. The parties to both lawsuits are engaged in settlement discussions.
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
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through the OCC. As of December 31, 2007, approximately $2.6 billion of receivables for securities borrowed were receivable from the OCC through their risk-sharing program, representing approximately 42% of the balance of receivables from brokers, dealers and clearing organizations on the Condensed Consolidated Balance Sheet. The OCC’s most recent Standard and Poor’s credit rating is AAA.
As of December 31, 2007, client excess margin securities of approximately $12.2 billion and stock borrowings of approximately $6.0 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $9.1 billion and repledged approximately $0.8 billion of that collateral as of December 31, 2007.
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
See “Money Market Deposit Account Agreement” in Note 10 for a description of a guarantee included in that agreement.
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

9. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended December 31,
	2007	2006

Net income	$240,839	$145,633
Other comprehensive loss:
Net unrealized losses on investment securities available-for-sale	—	(11)
Adjustment for deferred income taxes on net unrealized losses	—	4
Reclassification adjustment for realized gains on investment securities included in net income, net of tax	(340)	(228)
Foreign currency translation adjustment	23	(70)

Total other comprehensive loss, net of tax	(317)	(305)

Comprehensive income	$240,522	$145,328

10. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse during fiscal 2006, The Toronto-Dominion Bank (“TD”) became an affiliate of the Company, owning approximately 39.9% of the Company’s voting common stock as of December 31, 2007. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account Agreement
Three subsidiaries of the Company, TDA Inc., TDA Clearing and National Investor Services Corp. (“NISC”), are party to a money market deposit account (“MMDA”) agreement with TD Bank USA, N.A. and TD, which was entered into on January 24, 2006 in connection with the TD Waterhouse acquisition. Under the MMDA agreement, TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and TDA Clearing and NISC act as agents for clients of TDA Inc. and as recordkeepers for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc., TDA Clearing and NISC collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets (including any gains or losses from sales of investments), less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums. TD Bank USA invests the swept client cash primarily in fixed-income securities backed by Canadian government guarantees, which are highly-rated securities.
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
The MMDA agreement had an initial term of two years and automatically renewed for an additional two year term on January 24, 2008. The agreement is automatically renewable for successive two year terms, provided that it may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with the money market deposit account agreement of $155.8 million and $135.3 million for the three months ended December 31, 2007 and 2006, respectively, which is reported as money market deposit account fees in the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and certain of its subsidiaries and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients, and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. In the event compensation under the transfer agency agreement, shareholder services agreement and dealer agreement is less than the minimum compensation called for by the services agreement, the deficit is earned under the services agreement. The services agreement had an initial term of two years and automatically renewed for an additional two year term on January 24, 2008. The agreement is automatically renewable for successive two year terms (so long as certain related agreements are in effect). It may be terminated by any party upon one year’s prior written notice and the Company may terminate the services agreement upon 120 days notice if it does not earn monthly fees greater than a specified level. The Company earned fee income associated with these agreements of $43.5 million $26.0 million for the three months ended December 31, 2007 and 2006, respectively, which is included in investment product fees in the Condensed Consolidated Statements of Income.
Cash Management Services Agreement
Pursuant to a Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.4 million and $0.8 million for the three months ended December 31, 2007 and 2006, respectively, which is included in clearing and execution costs in the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the MMDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days prior written notice to TD Bank USA.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (SARs) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 58,165 and 64,095 SARs outstanding as of December 31, 2007 and September 30, 2007, respectively, with an approximate value of $2.4 million and $3.1 million, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During December 2007, most of the restricted share units vested and were settled and all the equity swap agreements expired. There were 13,119 and 181,059 restricted share units outstanding as of December 31, 2007 and

September 30, 2007, respectively, with an approximate value of $0.9 million and $13.9 million, respectively. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million for the three months ended December 31, 2007, and a gain of $0.6 million for the three months ended December 31, 2006, which are reported as fair value adjustments of compensation-related derivative instruments in the Condensed Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.
Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, as amended, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc., until November 30, 2008, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $4.2 million and $3.6 million for the three months ended December 31, 2007 and 2006, respectively, which is included in professional services expense in the Condensed Consolidated Statements of Income.
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
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
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
The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; interest rates; stock market fluctuations and changes in client trading activity; increased competition; systems failures and capacity constraints; network security risks; ability to service debt obligations; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2007, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and intangible assets; valuation of stock-based compensation; and estimates of effective income tax rates, uncertain tax positions, deferred income taxes and valuation allowances. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2007.

Unless otherwise indicated, the terms “we,” “us” or “Company” in this report refer to TD AMERITRADE Holding Corporation and its wholly-owned subsidiaries. The term “GAAP” refers to U.S. generally accepted accounting principles.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available in the “Investors” section of our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2007.
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
The following table sets forth EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended December 31,
	2007		2006
		% of		% of
	$	Revenue	$	Revenue
EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$403,131	62.8%	$290,729	54.3%
Plus: Gain on sale of investments	644	0.1%	614	0.1%

EBITDA	403,775	62.9%	291,343	54.4%
Less:
Depreciation and amortization	(7,695)	(1.2%)	(7,031)	(1.3%)
Amortization of acquired intangible assets	(13,723)	(2.1%)	(13,824)	(2.6%)
Interest on borrowings	(25,726)	(4.0%)	(31,117)	(5.8%)

Pre-tax income	$356,631	55.6%	$239,371	44.7%

Our pre-tax income and EBITDA excluding investment gains increased for the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007, primarily due to a 20% increase in net revenues and a 4% decrease in total expenses. The increased revenues were driven primarily by increased transaction-based revenue resulting from higher client trading volumes and, to a lesser extent, increased asset-based revenues resulting from higher average investable asset and fee-based investment balances and slightly higher net interest margin. The decrease in total expenses was due primarily to the first quarter of fiscal 2008 fully reflecting the operating cost synergies resulting from the TD Waterhouse acquisition, partially offset by spending on growth initiatives. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For the three months ended December 31, 2007, asset-based revenues and transaction-based revenues accounted for 58 percent and 41 percent of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue metrics and trading activity metrics.
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

	Three months ended
	December 31,		Increase/
	2007	2006	(Decrease)

Average interest-earning assets	$15,680	$13,633	$2,047
Average money market deposit account balances	15,253	14,391	862

Average investable assets	$30,933	$28,024	$2,909

Net interest revenue	$149.1	$138.6	$10.5
Money market deposit account fee revenue	155.8	135.3	20.5

Net revenue earned on investable assets	$304.9	$273.9	$31.0

Net interest margin (NIM)	3.86%	3.78%	0.08%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)
	Three months
	ended December 31,		Increase/
	2007	2006	(Decrease)
Segregated cash	$0.0	$12.4	$(12.4)
Client margin balances	162.1	151.0	11.1
Securities borrowing	80.9	73.8	7.1
Other free cash and short-term investments	6.8	5.3	1.5
Client credit balances	(9.6)	(13.9)	4.3
Securities lending	(91.1)	(90.0)	(1.1)

Net interest revenue	$149.1	$138.6	$10.5

	Average Balance
	Three months
	ended December 31,		%
	2007	2006	Change
Segregated cash	$1	$928	(100%)
Client margin balances	8,534	7,250	18%
Securities borrowing	6,559	5,082	29%
Other free cash and short-term investments	586	373	57%

Interest-earning assets	$15,680	$13,633	15%

Client credit balances	$3,601	$3,416	5%
Securities lending	9,611	7,371	30%

Interest-bearing liabilities	$13,212	$10,787	22%

	Average Yield (Cost)
	Three months		Net Yield
	ended December 31,		Increase/
	2007	2006	(Decrease)
Segregated cash	4.23%	5.17%	(0.94%)
Client margin balances	7.43%	8.06%	(0.63%)
Securities borrowing	4.82%	5.62%	(0.80%)
Other free cash and short-term investments	4.55%	5.49%	(0.94%)
Client credit balances	(1.04%)	(1.57%)	0.53%
Securities lending	(3.71%)	(4.73%)	1.02%

Net interest revenue	3.72%	3.94%	(0.22%)
The following tables set forth key metrics that we use in analyzing other asset-based revenues (dollars in millions):

	Fee Revenue
	Three months ended
	December 31,		Increase/
	2007	2006	(Decrease)
Money market deposit account fees	$155.8	$135.3	$20.5
Investment product fees	$68.0	$53.3	$14.7

	Average Balance
	Three months ended
	December 31,		%
	2007	2006	Change
Money market deposit account fees	$15,253	$14,391	6%
Investment product fees	$58,342	$44,704	31%

	Average Yield
	Three months ended
	December 31,		Increase/
	2007	2006	(Decrease)
Money market deposit account fees	4.00%	3.64%	0.36%
Investment product fees	0.46%	0.46%	0.00%

Trading Activity Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended
	December 31,		%
	2007	2006	Change
Total trades (in millions)	20.27	14.85	36%
Average commissions and transaction fees per trade	$12.84	$13.04	(2%)
Average client trades per day	321,736	237,528	35%
Average client trades per account (annualized)	12.6	9.5	33%
Activity rate	5.0%	3.8%	32%
Trading days	63.0	62.5	1%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months
	ended December 31,		%
	2007	2006	Change
Total accounts (beginning of period)	6,380,000	6,191,000	3%
New accounts opened	149,000	109,000	37%
Accounts closed	(54,000)	(40,000)	35%

Total accounts (end of period)	6,475,000	6,260,000	3%

Percentage increase (decrease) during period	1%	1%

Qualified accounts (beginning of period)	3,272,000	3,242,000	1%
Qualified accounts (end of period)	3,249,000	3,255,000	(0%)
Percentage increase (decrease) during period	(1%)	0%

Client assets (beginning of period, in billions)	$302.7	$261.7	16%
Client assets (end of period, in billions)	$300.4	$278.2	8%
Percentage increase (decrease) during period	(1%)	6%
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

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Three months ended
	December 31,		%
	2007	2006	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$260.3	$193.6	34%

Asset-based revenues:
Interest revenue	250.2	242.8	3%
Brokerage interest expense	(101.1)	(104.3)	(3%)

Net interest revenue	149.1	138.6	8%

Money market deposit account fees	155.8	135.3	15%
Investment product fees	68.0	53.3	28%

Total asset-based revenues	372.9	327.2	14%
Other	8.4	14.4	(41%)

Net revenues	641.6	535.2	20%

Expenses:
Employee compensation and benefits	106.0	98.1	8%
Fair value adjustments of compensation- related derivative instruments	0.8	(0.6)	N/A
Clearing and execution costs	12.1	20.8	(42%)
Communications	17.5	22.1	(21%)
Occupancy and equipment costs	25.0	24.9	1%
Depreciation and amortization	7.7	7.0	9%
Amortization of acquired intangible assets	13.7	13.8	(1%)
Professional services	19.3	25.1	(23%)
Interest on borrowings	25.7	31.1	(17%)
Other	12.4	14.8	(16%)
Advertising	45.5	39.3	16%

Total expenses	285.6	296.4	(4%)

Income before other income and income taxes	356.0	238.8	49%
Other income:
Gain on sale of investments	0.6	0.6	5%

Pre-tax income	356.6	239.4	49%
Provision for income taxes	115.8	93.7	24%

Net income	$240.8	$145.6	65%

Other information:
Number of interest days in period	92	93	(1%)
Effective income tax rate	32.5%	39.2%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Condensed Consolidated Statements of Income amounts.

Three-Month Periods Ended December 31, 2007 and 2006
Net Revenues
Commissions and transaction fees increased 34% to $260.3 million, primarily due to higher average client trades per day. Total trades increased 36%, as average client trades per day increased 35% to 321,736 for the first quarter of fiscal 2008 compared to 237,528 for the first quarter of fiscal 2007. Average client trades per account (annualized) were 12.6 for the first quarter of fiscal 2008 compared to 9.5 for the first quarter of fiscal 2007. Average commissions and transaction fees per trade decreased slightly to $12.84 per trade for the first quarter of fiscal 2008 from $13.04 for the first quarter of fiscal 2007, primarily due to an increase in promotional trades during the first quarter of fiscal 2008 and due to the closing of our three Investment Centers during December 2006. The Investment Centers sold products such as load mutual funds and fixed income products that generated higher average commissions and transaction fees per trade than our core business. This was partially offset by a higher percentage of option trades and higher payment for order flow revenue per trade during the first quarter of fiscal 2008. We expect average commissions and transaction fees to range between $12.42 and $12.92 per trade during the second quarter of fiscal 2008, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $180.7 million to $227.6 million for the second quarter of fiscal 2008, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Net interest revenue increased 8% to $149.1 million, due primarily to an 18% increase in average client margin balances, a $6.0 million increase in net interest revenue from our securities borrowing/lending program and a decrease of 53 basis points in the average interest paid on client credit balances in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase was partially offset by a $927 million decrease in average segregated cash balances and a decrease of 63 basis points on the average yield earned on client margin balances for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. We expect net interest revenue to range between $141.3 million and $147.4 million for the second quarter of fiscal 2008.
MMDA fees increased 15% to $155.8 million, due primarily to a 6% increase in average MMDA balances and an increase of 36 basis points in the average net yield earned on the client MMDA assets during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. We expect money market deposit account fees to range between $157.0 million and $165.1 million for the second quarter of fiscal 2008.
Investment product fees increased 28% to $68.0 million, primarily due to a 31% increase in average fee-based investment balances compared to the first quarter of fiscal 2007. We expect investment product fees to increase to between $69.5 million and $84.1 million for the second quarter of fiscal 2008, due in part to the closing of the Fiserv Trust Company acquisition.
Other revenues decreased 41% to $8.4 million, due primarily to decreased fees from corporate reorganizations of issuers and the effect of $3.1 million of unrealized gains on investments held at our broker-dealer subsidiaries during the first quarter of fiscal 2007. We expect other revenues to range between $3.5 million and $7.5 million for the second quarter of fiscal 2008.
Expenses
Total expenses decreased by 4% to $285.6 million during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as described below. We expect total expenses to increase to between $303.2 million and $326.7 million for the second quarter of fiscal 2008, primarily due to increased costs related to the Company’s acquisition of Fiserv and increased expenditures for growth initiatives.
Employee compensation and benefits expense increased 8% to $106.0 million, due primarily to the increased headcount associated with our growth initiatives and higher incentive-based compensation compared to the first quarter of fiscal 2007. Full-time equivalent employees increased to 4,202 at December 31, 2007 from 3,985 at December 31, 2006 and the number of temporary employees also increased to 306 at December 31, 2007 from 206 at December 31, 2006. Incentive-based compensation related to actual Company and individual performance was higher during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
Fair value adjustments of compensation-related derivative instruments represent adjustments to equity swap agreements that are intended to economically offset former TD Waterhouse employees’ stock-based compensation that is based on the value of TD stock. We assumed certain stock-based compensation arrangements in connection with our acquisition of TD Waterhouse, which we administer for the former TD Waterhouse employees. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category. During December 2007, the equity swap agreements were settled in connection with the settlement of most of the related restricted stock units.

Clearing and execution costs decreased 42% to $12.1 million, due primarily to cost reductions associated with the completion of the clearing conversion during the third quarter of fiscal 2007.
Communications expense decreased 21% to $17.5 million, due primarily to the elimination of duplicate telephone, quotes and market information costs resulting from the completion of the TD Waterhouse integration.
Depreciation and amortization increased 9% to $7.7 million, due primarily to increased software amortization related to recently acquired functionality.
Professional services decreased 23% to $19.3 million, primarily due to higher usage of consulting and contract services during the first quarter of fiscal 2007 in connection with the TD Waterhouse integration, which was completed during the third quarter of fiscal 2007.
Interest on borrowings decreased 17% to $25.7 million, due primarily to lower average debt outstanding and lower average interest rates paid on our long-term debt during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Our average debt outstanding was approximately $1.5 billion during the first quarter of fiscal 2008, compared to $1.7 billion for the first quarter of fiscal 2007.
Other expenses decreased 16% to $12.4 million, due primarily to higher client identity fraud losses during the first quarter of fiscal 2007 reimbursed pursuant to our asset protection guarantee.
Advertising expense increased 16% to $45.5 million, primarily due to increased spending during the first quarter of fiscal 2008 in response to competitive market share opportunities. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Our effective income tax rate decreased to 32.5% for the first quarter of fiscal 2008 compared to 39.2% for the first quarter of fiscal 2007. The effective income tax rate for the first quarter of fiscal 2008 was unusually low due primarily to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted our earnings for the first quarter of fiscal 2008 by approximately $0.03 per share. We expect our effective income tax rate to be approximately 38% for the remainder of fiscal 2008. However, we expect that our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), will result in increased volatility in our quarterly and annual effective income tax rate because FIN No. 48 requires that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first three months of fiscal 2008 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during fiscal 2008 primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
Dividends from our subsidiaries are another source of liquidity for the parent company. Our broker-dealer subsidiaries are subject to requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”) relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.
Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. For clearing broker-dealers, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits”, which primarily are a function of client margin balances at our clearing broker-dealer subsidiary. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) non broker-dealer cash and cash equivalents, b) non broker-dealer short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3 % of aggregate indebtedness. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

	December 31,	September 30,
	2007	2007	Change
Cash and cash equivalents	$494,317	$413,787	$80,530
Less: Broker-dealer cash and cash equivalents	(136,147)	(183,103)	46,956

Non broker-dealer cash and cash equivalents	358,170	230,684	127,486
Plus: Non broker-dealer short-term investments	—	76,800	(76,800)
Plus: Excess broker-dealer regulatory net capital	270,646	314,280	(43,634)

Liquid assets	$628,816	$621,764	$7,052

The slight increase in liquid assets from September 30, 2007 to December 31, 2007 is primarily due to net income generated during the period, partially offset by increased regulatory net capital requirements.
Cash Flow
Cash provided by operating activities was $27.9 million for the first quarter of fiscal 2008, compared to $205.6 million for the first quarter of fiscal 2007. The decrease was primarily due to net changes in broker-dealer working capital, partially offset by higher net income for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
Cash provided by investing activities was $69.7 million for the first quarter of fiscal 2008, compared to $7.7 million for the first quarter of fiscal 2007. The cash provided by investing activities in the first quarter of fiscal 2008 consisted primarily of $76.8 million of net sales of short-term investments in auction rate securities and $4.3 million of proceeds from the sale of investments in equity securities available-for-sale, partially offset by $11.5 million of property and equipment purchases. The cash provided by investing activities for the first quarter of fiscal 2007 consisted primarily of $26.6 million of net sales of short-term investments in auction rate securities, partially offset by $16.8 million of property and equipment purchases and $3.0 million paid for a small acquisition.
Cash used in financing activities was $17.1 million for the first quarter of fiscal 2008, compared to $136.3 million for the first quarter of fiscal 2007. The financing activities in the first quarter of fiscal 2008 consisted primarily of $19.5 million of stock repurchases and $6.3 million of principal payments on our long-term debt, partially offset by $6.9 million of excess tax benefits on stock-based compensation and $2.6 million of proceeds from exercises of stock options. The financing activities in the first quarter of fiscal 2007 consisted primarily of $129.7 million of stock repurchases and $6.3 million of principal payments on our long-term debt.
Stock Repurchase Program
On August 2, 2006, our board of directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. During the first quarter of fiscal 2008, we repurchased approximately 1.0 million shares under the program at a weighted average purchase price of $18.94 per share. From the inception of the program through December 31, 2007, we have repurchased approximately 20.1 million shares at a weighted average purchase price of $17.19 per share.
Contractual Obligations
Our income taxes payable increased from approximately $76.8 million as of September 30, 2007 to approximately $201.9 million as of December 31, 2007. Income taxes payable as of December 31, 2007 includes approximately $144.3 million of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under PART I — FINANCIAL INFORMATION, Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 8 — COMMITMENTS AND CONTINGENCIES and “Money Market Deposit Account Agreement” under Note 10 — RELATED PARTY TRANSACTIONS. The MMDA agreement accounts for a significant percentage of our revenues (24% of our net revenues for the quarter ended December 31, 2007) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
NEW ACCOUNTING PRONOUNCEMENTS
FIN No. 48 became effective for the Company on October 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement approach for a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings. For additional information regarding the adoption of FIN No. 48, see PART I — FINANCIAL INFORMATION, Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 5 — INCOME TAXES.
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
Credit Risk
Two primary sources of credit risk inherent in our business are client margin lending and securities lending and borrowing. We manage risk on client margin lending by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary and by participating in a risk-sharing program offered through the Options Clearing Corporation.
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
We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with the MMDA agreement. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions, and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.
Since December 31, 2007, the Federal Open Market Committee has lowered the federal funds rate by a total of 1.25% (125 basis points). Based on our interest simulation model applied to our financial position as of December 31, 2007, we estimate that this decrease in short-term interest rates could result in a reduction of approximately $48 million in our annual pre-tax income.
In addition to the analysis above related to the actual decrease in short-term interest rates, we have performed simulations related to hypothetical additional changes in interest rates. These simulations assume that the asset and liability structure of the Condensed Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations based on our financial position as of December 31, 2007 indicate that an additional immediate 1% (100 basis point) increase or decrease in short-term interest rates would result in approximately $43 million more or less annual pre-tax income, respectively.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Legal — Matthew Elvey filed a purported class action complaint against TDA Inc. on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of Elvey and other account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The complaint includes claims of alleged violations of California and federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. On July 10, 2007, the plaintiff filed a motion for preliminary injunction, which TDA, Inc. has opposed. On July 18, 2007, TDA Inc. filed a motion to dismiss the plaintiff’s amended complaint, which the plaintiff has opposed. As disclosed in a press release dated September 14, 2007, the Company discovered and eliminated unauthorized code from its systems that allowed access to an internal database. The discovery was made as the result of an internal investigation of stock-related spam. Further, the Company commissioned forensic data experts to assist in its investigation of this issue and results of their combined efforts revealed that: (a) client assets held in accounts with the Company remain secure as User IDs, personal identification numbers and passwords were not stored in this particular database; (b) information such as client e-mail addresses, names, addresses and phone numbers was retrieved from this database; and (c) while more sensitive information like account numbers, date of birth and social security numbers is stored in this database, the Company has discovered no evidence that it was taken. The Company hired a third party to investigate and monitor for identity theft. The third party found no evidence of identity theft as a result of this issue. Brad Zigler filed a lawsuit against TDA, Inc. on September 26, 2007, in the same jurisdiction. Zigler’s complaint is on behalf of a purported nationwide class of accountholders. The factual allegations of the complaint and the relief sought are substantially the same as those in the Elvey lawsuit. The parties to both lawsuits are engaged in settlement discussions.
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

Item 1A. — Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2007.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
October 1, 2007 — October 31, 2007	350,000	$19.00	350,000	12,621,200
November 1, 2007 — November 30, 2007	435,000	$18.60	435,000	12,186,200
December 1, 2007 — December 31, 2007	245,000	$19.44	245,000	11,941,200

Total — Three months ended December 31, 2007	1,030,000	$18.94	1,030,000	11,941,200

Our common stock repurchase program was authorized on August 2, 2006. Our board of directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. This program is the only program currently in effect and there were no programs that expired during the first quarter of fiscal 2008.
J. Joe Ricketts, Chairman and Founder of the Company, purchased shares of Company common stock upon the exercise of stock options during the first quarter of fiscal 2008. The following table summarizes the shares purchased by Mr. Ricketts upon exercise of stock options:

AFFILIATE PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
October 1, 2007 — October 31, 2007	—	—	—
November 1, 2007 — November 30, 2007	1,154,937	$1.64	—
December 1, 2007 — December 31, 2007	—	—	—

Total — Three months ended December 31, 2007	1,154,937	$1.64	—	N/A

Item 6. — Exhibits

2.1	Stock Purchase Agreement, dated May 24, 2007, between TD AMERITRADE Online Holdings Corporation and Fiserv, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q filed on August 7, 2007)

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Employment Agreement, dated as of November 1, 2007, between Bryce B. Engel and TD AMERITRADE Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 8, 2008

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)