Form 10-Q
period 2008-03-31
TD AMERITRADE HOLDING CORP
filed 2008-05-09
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 0-49992

TD AMERITRADE HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4211 South 102nd, Street, Omaha, Nebraska, 68127
(Address of principal executive offices) (Zip Code)
(402) 331-7856
(Registrant’s telephone number, including area code)
(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2008, there were 592,941,646 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. –Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of March 31, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2008 and 2007 and condensed consolidated statements of cash flows for the six-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
Chicago, Illinois
May 8, 2008

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,769,383	$413,787
Short-term investments	—	76,800
Receivable from brokers, dealers and clearing organizations	5,033,380	6,749,588
Receivable from brokerage clients — net of allowance for doubtful accounts	7,529,312	7,727,969
Receivable from affiliates	99,475	84,903
Other receivables	84,582	92,346
Property and equipment — net of accumulated depreciation and amortization	137,096	92,448
Goodwill	1,943,065	1,768,867
Acquired intangible assets — net of accumulated amortization	1,044,507	1,002,430
Other investments	14,963	8,013
Other assets	78,872	75,176

Total assets	$17,734,635	$18,092,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$6,644,044	$8,386,988
Payable to brokerage clients	5,059,321	5,313,576
Trust account deposits	1,272,406	—
Accounts payable and accrued liabilities	559,194	427,063
Payable to affiliates	13,403	13,294
Long-term debt	1,462,750	1,478,375
Capitalized lease obligations	1,985	3,573
Deferred income taxes, net	168,920	314,537

Total liabilities	15,182,023	15,937,406

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; March 31, 2008 - 593,408,733 shares outstanding; September 30, 2007 - 594,688,031 shares outstanding	6,314	6,314
Additional paid-in capital	1,604,248	1,598,451
Retained earnings	1,510,050	1,086,662
Treasury stock, common, at cost — March 31, 2008 - 37,973,127 shares; September 30, 2007 - 36,693,829 shares	(568,340)	(537,547)
Deferred compensation	143	431
Accumulated other comprehensive income	197	610

Total stockholders’ equity	2,552,612	2,154,921

Total liabilities and stockholders’ equity	$17,734,635	$18,092,327

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$244,887	$195,257	$505,156	$388,887

Asset-based revenues:
Interest revenue	210,833	250,783	461,043	493,632
Brokerage interest expense	(72,956)	(113,720)	(174,075)	(218,006)

Net interest revenue	137,877	137,063	286,968	275,626

Money market deposit account fees	156,085	129,774	311,925	265,055
Investment product fees	77,685	55,825	145,690	109,152

Total asset-based revenues	371,647	322,662	744,583	649,833

Other revenues	6,353	6,843	14,764	21,218

Net revenues	622,887	524,762	1,264,503	1,059,938

Expenses:
Employee compensation and benefits	132,113	108,615	238,128	206,745
Fair value adjustments of compensation-related derivative instruments	—	136	764	(478)
Clearing and execution costs	9,372	22,058	21,438	42,894
Communications	17,429	24,686	34,953	46,755
Occupancy and equipment costs	25,220	17,521	50,228	42,372
Depreciation and amortization	8,887	6,132	16,582	13,163
Amortization of acquired intangible assets	14,749	13,446	28,472	27,270
Professional services	28,580	21,642	47,862	46,734
Interest on borrowings	20,604	30,033	46,330	61,150
Other	18,669	13,065	31,039	27,873
Advertising	47,310	42,800	92,766	82,076

Total expenses	322,933	300,134	608,562	596,554

Income before other income and income taxes	299,954	224,628	655,941	463,384

Other income:
Gain on sale of investments	—	5,102	644	5,716

Pre-tax income	299,954	229,730	656,585	469,100
Provision for income taxes	113,238	88,591	229,030	182,329

Net income	$186,716	$141,139	$427,555	$286,771

Earnings per share — basic	$0.31	$0.24	$0.72	$0.48
Earnings per share — diluted	$0.31	$0.23	$0.71	$0.47

Weighted average shares outstanding — basic	594,339	598,828	594,629	600,963
Weighted average shares outstanding — diluted	603,470	608,743	603,932	610,950
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$427,555	$286,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,582	13,163
Amortization of acquired intangible assets	28,472	27,270
Deferred income taxes	(76,815)	20,215
Gain on sale of investments	(644)	(5,716)
Stock-based compensation	12,754	9,526
Other, net	1,552	(2,278)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	—	1,246,835
Brokerage receivables	1,914,865	(3,034,372)
Receivable from/payable to affiliates, net	(13,024)	10,946
Other receivables	16,885	(13,447)
Proceeds from sale of broker-dealer investments in equity securities	—	1,625
Other assets	(5,538)	(8,505)
Brokerage payables	(1,997,199)	1,729,583
Accounts payable and accrued liabilities	48,664	86,317

Net cash provided by operating activities	374,109	367,933

Cash flows from investing activities:
Purchase of property and equipment	(58,857)	(27,187)
Cash equivalents acquired in Fiserv Trust Company acquisition	623,837	—
Cash paid for business combinations	(272,590)	(3,307)
Purchase of short-term investments	(328,690)	(168,750)
Proceeds from sale of short-term investments	894,277	196,425
Proceeds from sale of other investments available-for-sale	4,336	10,237
Other	13	(10)

Net cash provided by investing activities	862,326	7,408

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2008	2007
Cash flows from financing activities:
Increase in trust account deposits	174,598	—
Payment of debt issuance costs	—	(1,095)
Principal payments on long-term debt	(15,625)	(12,500)
Principal payments on capital lease obligations	(1,588)	(1,996)
Proceeds from exercise of stock options; Six months ended March 31, 2008 - 1,396,541 shares; 2007 - 436,593 shares	3,279	2,339
Purchase of treasury stock; Six months ended March 31, 2008 - 2,717,947 shares; 2007 - 10,754,098 shares	(49,104)	(180,068)
Excess tax benefits on stock-based compensation	7,710	2,134

Net cash provided by (used in) financing activities	119,270	(191,186)

Effect of exchange rate changes on cash and cash equivalents	(109)	(35)

Net increase in cash and cash equivalents	1,355,596	184,120

Cash and cash equivalents at beginning of period	413,787	363,650

Cash and cash equivalents at end of period	$1,769,383	$547,770

Supplemental cash flow information:
Interest paid	$233,971	$278,927
Income taxes paid	$187,494	$64,896
Tax benefit on exercises and distributions of stock-based compensation	$7,765	$2,165
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Six-Month Periods Ended March 31, 2008 and 2007
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
Reclassifications:
The revenue caption formerly known as “Money market and other mutual fund fees” on the Condensed Consolidated Statements of Income has been renamed “Investment product fees” and now also includes certain other asset-based fee revenues. Other asset-based fee revenues of approximately $1.3 million and $2.2 million for the three months and six months ended March 31, 2007, respectively, have been reclassified to investment product fees from other revenues in the Condensed Consolidated Statements of Income. Approximately $2.0 million and $3.8 million of transaction-based revenues for the three months and six months ended March 31, 2007, respectively, have been reclassified to commissions and transaction fees from other revenues in the Condensed Consolidated Statements of Income. Each of these reclassifications was made in order to conform to the current financial statement presentation.
Recently Adopted Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which became effective for the Company on October 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement approach for a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings as of October 1, 2007. For additional information regarding the adoption of FIN No. 48, see Note 5 — Income Taxes.
2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS
On May 24, 2007, the Company and Fiserv, Inc. (“Fiserv”) entered into a stock purchase agreement pursuant to which a wholly-owned subsidiary of the Company agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing was $225 million in cash plus Fiserv Trust Company’s regulatory capital, subject to pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of revenue targets. The Company completed the transaction on February 4, 2008 for $272.6 million in cash, consisting of the $225 million initial purchase price plus $47.6 million for regulatory capital. At the closing, the Company and Fiserv entered into transition services agreements under which Fiserv agreed to service client accounts for up to six months (subject to extension) and to be compensated based on revenue earned during the term of the transition services agreement. Fiserv has agreed not to compete with the acquired business for three years, subject to certain exceptions. Each party’s indemnification obligations are generally limited to losses in excess of $3 million and less than $50 million. The Company’s condensed consolidated financial statements include the results of operations for Fiserv Trust Company beginning February 5, 2008.

The preliminary purchase price for Fiserv Trust Company was comprised of the following (dollars in thousands):

Cash paid at closing	$272,590
Acquisition costs	3,878

Total preliminary purchase price	$276,468

The preliminary purchase price allocation for Fiserv Trust Company is summarized as follows (dollars in thousands):

Cash and cash equivalents	$623,837
Short-term investments	498,787
Goodwill	171,256
Acquired intangible assets	70,549
Other	13,620

Total assets acquired	1,378,049

Trust account deposits	(1,097,808)
Accounts payable and accrued liabilities	(3,773)

Total liabilities assumed	(1,101,581)

Total preliminary purchase price allocated	$276,468

Based on the preliminary results of an independent valuation, the Company allocated approximately $70.5 million of the purchase price to acquired intangible assets for the fair value of the Fiserv Trust Company client relationships, to be amortized over a 10-year period.
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the six months ended March 31, 2008 (dollars in thousands):

Balance as of September 30, 2007	$1,768,867
Goodwill recorded in acquisition of Fiserv Trust Company	171,256
Purchase accounting adjustments, net of income taxes (1)	2,997
Tax benefit of option exercises (2)	(55)

Balance as of March 31, 2008	$1,943,065

(1)	Purchase accounting adjustments primarily consist of $5.6 million of net adjustments to accruals for uncertain tax positions relating to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”) in fiscal 2006 and the merger with Datek Online Holdings Corp. (“Datek”) in fiscal 2002, partially offset by an adjustment of $2.2 million (net of income taxes) decreasing exit liabilities related to the acquisition of TD Waterhouse.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist of the following as of March 31, 2008 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,062,071	$(163,238)	$898,833
Trademark license	145,674	—	145,674

	$1,207,745	$(163,238)	$1,044,507

The Company estimates that amortization expense on acquired intangible assets outstanding as of March 31, 2008 will be approximately $30.8 million for the remainder of fiscal 2008 and approximately $61.6 million for each of the five succeeding fiscal years.
3. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table as of the dates indicated (dollars in thousands):

	March 31,	September 30,
	2008	2007
Corporate	$97,390	$220,975
Broker-dealer subsidiaries	286,705	183,103
Trust company subsidiaries	1,376,019	2,117
Investment advisory subsidiaries	9,269	7,592

Total	$1,769,383	$413,787

Capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Trust company cash and cash equivalents consists primarily of trust account deposits invested in money market mutual funds and government agency securities. Cash and cash equivalents of trust company and investment advisory subsidiaries is generally not available for corporate purposes.
4. ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month and six-month periods ended March 31, 2008, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets (dollars in thousands):

	Three Months Ended March 31, 2008
	Balance at			Balance at
	Dec. 31, 2007	Utilized	Adjustments	Mar. 31, 2008
Employee compensation and benefits	$4,628	$(888)	$—	$3,740
Occupancy and equipment costs	19,692	(1,142)	(3,489)	15,061
Professional services	25	(25)	—	—

Total acquisition exit liabilities	$24,345	$(2,055)	$(3,489)	$18,801

	Six Months Ended March 31, 2008
	Balance at			Balance at
	Sept. 30, 2007	Utilized	Adjustments	Mar. 31, 2008
Employee compensation and benefits	$7,390	$(3,650)	$—	$3,740
Clearing and execution costs	5,000	(5,000)	—	—
Occupancy and equipment costs	21,039	(2,489)	(3,489)	15,061
Professional services	231	(231)	—	—

Total acquisition exit liabilities	$33,660	$(11,370)	$(3,489)	$18,801

The exit liabilities primarily relate to the acquisition of TD Waterhouse. The adjustments to acquisition occupancy and equipment exit liabilities adjusted the amount of goodwill recorded. There were no adjustments included in the determination of net income for the three-month and six-month periods ended March 31, 2008. Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2013. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.
5. INCOME TAXES
The Company’s effective income tax rate for the six months ended March 31, 2008 was 34.9%, compared to 38.9% for the six months ended March 31, 2007. The provision for income taxes for the six months ended March 31, 2008 was lower due to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted the Company’s earnings for the six months ended March 31, 2008 by approximately $0.03 per share.
Effective October 1, 2007, the Company adopted FIN No. 48. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings as of October 1, 2007. The total amount of gross unrecognized tax benefits as of October 1, 2007 was $135.1 million ($89.6 million net of the federal benefit on state matters). Of the unrecognized tax benefits, $73.3 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods.
The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2004 through 2006 remain open under the statute of limitations and subject to examination. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of October 1, 2007 could decrease by up to $37.1 million by September 30, 2008, as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.
The Company’s continuing policy is to recognize interest and penalties related to income tax matters as part of the provision for income taxes in the condensed consolidated statements of income. Upon the adoption of FIN No. 48 on October 1, 2007, the Company had accrued $18.1 million for potential interest and penalties on income tax matters.
6. CAPITAL REQUIREMENTS
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table as of the dates indicated (dollars in thousands):

	March 31, 2008			September 30, 2007
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD AMERITRADE Clearing, Inc.	$781,130	$168,110	$613,020	$678,042	$171,796	$506,246
TD AMERITRADE, Inc.	75,215	13,275	61,940	75,723	7,996	67,727

Totals	$856,345	$181,385	$674,960	$753,765	$179,792	$573,973

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) is an introducing broker-dealer.
The Company’s trust company subsidiary, Fiserv Trust Company, is subject to capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”). As a condition to its approval of the Company’s acquisition of Fiserv Trust

Company, FDIC requires Fiserv Trust Company to maintain a Tier 1 capital to average assets leverage ratio, as defined, of not less than 8%. The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (formerly known as International Clearing Trust Company), is subject to capital requirements established by the State of Maine, which requires TD AMERITRADE Trust Company to maintain Tier 1 capital, as defined, of not less than the greater of (a) $500,000 or (b) the sum of (1) 0.10% of discretionary assets and (2) 0.05% of nondiscretionary assets, including assets held in custody. At March 31, 2008, all assets were nondiscretionary. Tier 1 capital and Tier 1 capital requirements for the Company’s trust company subsidiaries as of March 31, 2008 are summarized in the following table (dollars in thousands):

		Minimum	Excess
	Tier 1	Tier 1 Capital	Tier 1
	Capital	Required	Capital
Fiserv Trust Company	$109,549	$94,660	$14,889
TD AMERITRADE Trust Company	2,180	500	1,680
7. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$186,716	$141,139	$427,555	$286,771

Weighted average shares outstanding — basic	594,339	598,828	594,629	600,963
Effect of dilutive securities:
Stock options	7,544	9,733	7,880	9,803
Restricted stock units	1,517	142	1,363	141
Deferred compensation shares	70	40	60	43

Weighted average shares outstanding — diluted	603,470	608,743	603,932	610,950

Earnings per share — basic	$0.31	$0.24	$0.72	$0.48
Earnings per share — diluted	$0.31	$0.23	$0.71	$0.47
8. COMMITMENTS AND CONTINGENCIES
Legal – Matthew Elvey filed a purported class action complaint against TDA Inc. on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of Elvey and other account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The complaint includes claims of alleged violations of California and federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. On July 10, 2007, the plaintiff filed a motion for preliminary injunction, which TDA Inc. has opposed. On July 18, 2007, TDA Inc. filed a motion to dismiss the plaintiff’s amended complaint, which the plaintiff has opposed. As disclosed in a press release dated September 14, 2007, the Company discovered and eliminated unauthorized code from its systems that allowed access to an internal database. The discovery was made as the result of an internal investigation of stock-related spam. Further, the Company commissioned forensic data experts to assist in its investigation of this issue and results of their combined efforts revealed that: (a) client assets held in accounts with the Company remain secure as User IDs, personal identification numbers and passwords were not stored in this particular database; (b) information such as client e-mail addresses, names, addresses and phone numbers was retrieved from this database; and (c) while more sensitive information like account numbers, date of birth and social security numbers is stored in this database, the Company has discovered no evidence that it was taken. The Company hired a third party to investigate and monitor for identity theft. The third party found no evidence of identity theft as a result of this issue. Brad Zigler filed a lawsuit against TDA Inc. on September 26, 2007, in the same jurisdiction. Zigler’s complaint is on behalf of a purported nationwide class of accountholders. The factual allegations of the complaint and the relief sought are substantially the same as those in the Elvey lawsuit. The parties to both lawsuits are engaged in settlement discussions.
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
Regulatory Matters – In the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome of these matters.
Income Taxes – The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the condensed consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. The Toronto-Dominion Bank (“TD”) has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse prior to the Company’s January 24, 2006 acquisition of TD Waterhouse.
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
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through the OCC. As of March 31, 2008, approximately $2.6 billion of receivables for securities borrowed were receivable from the OCC through their risk-sharing program, representing approximately 52% of the balance of receivables from brokers, dealers and clearing organizations on the Condensed Consolidated Balance Sheet. The OCC’s most recent Standard and Poor’s credit rating is AAA.
As of March 31, 2008, client excess margin securities of approximately $10.5 billion and stock borrowings of approximately $4.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $6.6 billion and repledged approximately $1.1 billion of that collateral as of March 31, 2008.
Guarantees – The Company is a member of and provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral. However, the potential for the Company to be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for these transactions.
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
9. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$186,716	$141,139	$427,555	$286,771
Other comprehensive loss:
Net unrealized losses on investment securities available-for-sale	—	(362)	—	(373)
Adjustment for deferred income taxes on net unrealized losses	—	136	—	140
Reclassification adjustment for realized gains on investment securities included in net income	—	(4,338)	(540)	(4,702)
Reclassification adjustment for deferred income taxes on realized investment gains	—	1,627	200	1,763
Foreign currency translation adjustment	(96)	17	(73)	(53)

Total other comprehensive loss, net of tax	(96)	(2,920)	(413)	(3,225)

Comprehensive income	$186,620	$138,219	$427,142	$283,546

10. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 39.9% of the Company’s voting common stock as of March 31, 2008. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account Agreement
Two subsidiaries of the Company, TDA Inc. and TDA Clearing, are party to a money market deposit account (“MMDA”) agreement with TD Bank USA, N.A. and TD, which was entered into on January 24, 2006 in connection with the TD Waterhouse acquisition. Under the MMDA agreement, TD Bank USA makes available to clients of TDA Inc. money market deposit accounts as designated sweep vehicles. TDA Inc. provides marketing and support services with respect to the money market deposit accounts and TDA Clearing acts as an agent for clients of TDA Inc. and as recordkeeper for TD Bank USA, in each case with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays TDA Inc. and TDA Clearing collectively a fee based on the yield earned by TD Bank USA on the client MMDA assets (including any gains or losses from sales of investments), less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums. TD Bank USA invests the swept client cash primarily in fixed-income securities backed by Canadian government guarantees, which are highly-rated securities.
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

The MMDA agreement had an initial term of two years and automatically renewed for an additional two year term on January 24, 2008. The agreement is automatically renewable for successive two year terms, provided that it may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with the MMDA agreement of $156.1 million and $311.9 million for the three months and six months ended March 31, 2008, respectively, and $129.8 million and $265.1 million for the three months and six months ended March 31, 2007, respectively, which is reported as money market deposit account fees in the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and certain of its subsidiaries and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. In the event compensation under the transfer agency agreement, shareholder services agreement and dealer agreement is less than the minimum compensation called for by the services agreement, the deficit is earned under the services agreement. The services agreement had an initial term of two years and automatically renewed for an additional two year term on January 24, 2008. The agreement is automatically renewable for successive two year terms (so long as certain related agreements are in effect). It may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with these agreements of $52.9 million and $96.4 million for the three months and six months ended March 31, 2008, respectively, and $27.6 million and $53.6 million for the three months and six months ended March 31, 2007, respectively, which is included in investment product fees in the Condensed Consolidated Statements of Income.
Cash Management Services Agreement
Pursuant to a Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.3 million and $0.7 million for the three months and six months ended March 31, 2008, respectively, and $0.9 million and $1.7 million for the three months and six months ended March 31, 2007, respectively, which is included in clearing and execution costs in the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the MMDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days prior written notice to TD Bank USA.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. At the maturity date, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 54,040 and 64,095 SARs outstanding as of March 31, 2008 and September 30, 2007, respectively, with an approximate value of $1.8 million and $3.1 million, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
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

The redemption value, after withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During December 2007, most of the restricted share units vested and were settled and all the equity swap agreements expired. There were 13,119 and 181,059 restricted share units outstanding as of March 31, 2008 and September 30, 2007, respectively, with an approximate value of $0.8 million and $13.9 million, respectively. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million for the six months ended March 31, 2008 and a loss of $0.1 million and a gain of $0.5 million for the three months and six months ended March 31, 2007, respectively, which are reported as fair value adjustments of compensation-related derivative instruments in the Condensed Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.
Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc. until May 1, 2010, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $4.5 million and $8.7 million for the three months and six months ended March 31, 2008, respectively, and $3.8 million and $7.4 million for the three months and six months ended March 31, 2007, respectively, which is included in professional services expense in the Condensed Consolidated Statements of Income.
Other Related Party Transactions
Effective as of February 15, 2008, the Company entered into a Master License, Services and Distribution Agreement with Verdasys, Inc. Pursuant to this agreement, Verdasys, Inc. has agreed to develop data protection software for the Company for a contract sum of $15.2 million. The Company paid $5.0 million on the effective date of agreement, with the remainder payable after the acceptance of the software by the Company. TD has a minority equity investment in Verdasys, Inc.
Effective as of December 12, 2007, TDA Inc. entered into a Certificates of Deposit Brokerage Agreement with TD Bank USA, under which TDA Inc. will act as agent for its clients in purchasing certificates of deposit from TD Bank USA. Fees are calculated under the agreement in a manner consistent with the methodology of the MMDA agreement described above. The Company incurred net fee expense associated with the agreement of $1.6 million for the three months and six months ended March 31, 2008, which is included in net interest revenue in the Condensed Consolidated Statements of Income.
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

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; interest rates; stock market fluctuations and changes in client trading activity; increased competition; systems failures and capacity constraints; network security risks; ability to service debt obligations; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
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
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available in the “Investors” section of our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2007. Since the issuance of the Form 10-K, the definitions of “Liquid assets,” “Net interest margin” and “Spread-based assets (formerly known as investable assets)” have been updated and a definition for “Net new assets” has been added to the glossary. These definitions are as follows (italics indicate other defined terms that appear elsewhere in the glossary):
     Liquid assets — Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) corporate cash and cash equivalents, b) corporate short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiaries in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3% of aggregate indebtedness. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Cash and cash equivalents from our trust and investment advisory subsidiaries is excluded from liquid assets because the cash and cash equivalents from these subsidiaries is generally not available for corporate purposes. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.
     Net interest margin (“NIM”) — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and money market deposit account (MMDA) fees by average spread-based assets.
     Net new assets — Consists of total client asset inflows, less total client asset outflows. Client asset inflows include interest and dividend payments and exclude changes in client assets due to market fluctuations. Net new assets are measured based on the market value of the assets as of the date of the inflows and outflows.
     Spread-based assets (formerly known as investable assets) — Client and brokerage-related asset balances, including client margin balances, segregated cash, money market deposit account (MMDA) balances, deposits paid on securities borrowing and other cash and interest-earning investment balances. Spread-based assets is used in the calculation of our net interest margin.
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
Financial Performance Metrics
Pre-tax income, net income, earnings per share and EBITDA (earnings before interest, taxes, depreciation and amortization) are key metrics we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by SEC Regulation G.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,				Six months ended March 31,
	2008		2007		2008		2007
		% of		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$344,194	55.3%	$279,341	53.2%	$747,969	59.2%	$570,683	53.8%
Less:
Depreciation and amortization	(8,887)	(1.4%)	(6,132)	(1.2%)	(16,582)	(1.3%)	(13,163)	(1.2%)
Amortization of acquired intangible assets	(14,749)	(2.4%)	(13,446)	(2.6%)	(28,472)	(2.3%)	(27,270)	(2.6%)
Interest on borrowings	(20,604)	(3.3%)	(30,033)	(5.7%)	(46,330)	(3.7%)	(61,150)	(5.8%)

Pre-tax income	$299,954	48.2%	$229,730	43.8%	$656,585	51.9%	$469,100	44.3%

Our pre-tax income and EBITDA increased for the first half of fiscal 2008, compared to the first half of fiscal 2007, primarily due to a 19% increase in net revenues, partially offset by a 2% increase in total expenses. The increased revenues were driven primarily by increased transaction-based revenue resulting from higher client trading volumes and, to a lesser extent, increased asset-based revenues resulting from higher average spread-based asset and fee-based investment balances and slightly higher net interest margin. The increase in total expenses was due primarily to spending on growth initiatives offset by lower interest on borrowings and the first half of fiscal 2008 fully reflecting the operating cost synergies resulting from the TD Waterhouse acquisition. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For the three months ended March 31, 2008, asset-based revenues and transaction-based revenues accounted for 60% and 39% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue metrics and trading activity metrics.

Asset-Based Revenue Metrics
We calculate the return on our interest-earning assets and our MMDA balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and MMDA fees by average spread-based assets. Spread-based assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, MMDA balances, deposits paid on securities borrowing and other cash and interest-earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

	Three months ended March 31,		Increase/	Six months ended March 31,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Average interest-earning assets	$15,640	$14,428	$1,212	$15,661	$14,023	$1,638
Average money market deposit account balances	15,510	14,758	752	15,381	14,571	810

Average spread-based assets	$31,150	$29,186	$1,964	$31,042	$28,594	$2,448

Net interest revenue	$137.9	$137.1	$0.8	$287.0	$275.6	$11.4
Money market deposit account fee revenue	156.1	129.8	26.3	311.9	265.1	46.8

Spread-based revenue	$294.0	$266.9	$27.1	$598.9	$540.7	$58.2

Net interest margin (NIM)	3.73%	3.66%	0.07%	3.80%	3.72%	0.08%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended March 31,		Increase/	Six months ended March 31,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Segregated cash	$0.2	$5.7	$(5.5)	$0.2	$18.1	$(17.9)
Client margin balances	135.8	152.4	(16.6)	297.9	303.4	(5.5)
Securities borrowing	59.9	85.5	(25.6)	140.7	159.3	(18.6)
Other cash and interest earning investments	10.4	6.8	3.6	17.2	12.0	5.2
Client credit balances	(7.5)	(12.7)	5.2	(17.1)	(26.6)	9.5
Securities lending	(60.9)	(100.6)	39.7	(151.9)	(190.6)	38.7

Net interest revenue	$137.9	$137.1	$0.8	$287.0	$275.6	$11.4

	Average Balance			Average Balance
	Three months ended March 31,		%	Six months ended March 31,		%
	2008	2007	Change	2008	2007	Change
Segregated cash	$18	$439	(96%)	$10	$687	(99%)
Client margin balances	8,127	7,551	8%	8,332	7,398	13%
Securities borrowing	6,155	5,886	5%	6,358	5,477	16%
Other cash and interest earning investments	1,340	552	143%	961	461	108%

Interest-earning assets	$15,640	$14,428	8%	$15,661	$14,023	12%

Client credit balances	$4,383	$3,348	31%	$3,990	$3,394	18%
Securities lending	9,062	8,356	8%	9,338	7,855	19%

Interest-bearing liabilities	$13,445	$11,704	15%	$13,328	$11,249	18%

	Average Yield (Cost)		Net Yield	Average Yield (Cost)		Net Yield
	Three months ended March 31,		Increase/	Six months ended March 31,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Segregated cash	3.73%	5.21%	(1.48%)	3.76%	5.18%	(1.42%)
Client margin balances	6.61%	8.08%	(1.47%)	7.03%	8.07%	(1.04%)
Securities borrowing	3.85%	5.81%	(1.96%)	4.35%	5.72%	(1.37%)
Other cash and interest earning investments	3.07%	4.88%	(1.81%)	3.53%	5.13%	(1.60%)
Client credit balances	(0.68%)	(1.52%)	0.84%	(0.85%)	(1.54%)	0.69%
Securities lending	(2.66%)	(4.82%)	2.16%	(3.20%)	(4.77%)	1.57%

Net interest revenue	3.49%	3.80%	(0.31%)	3.60%	3.87%	(0.27%)

The following tables set forth key metrics that we use in analyzing other asset-based revenues (dollars in millions):

	Fee Revenue			Fee Revenue
	Three months ended March 31,		Increase/	Six months ended March 31,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Money market deposit account fees	$156.1	$129.8	$26.3	$311.9	$265.1	$46.8
Investment product fees	$77.7	$55.8	$21.9	$145.7	$109.2	$36.5

	Average Balance			Average Balance
	Three months ended March 31,		%	Six months ended March 31,		%
	2008	2007	Change	2008	2007	Change
Money market deposit account fees	$15,510	$14,758	5%	$15,381	$14,571	6%
Investment product fees	$70,846	$48,290	47%	$64,677	$46,467	39%

	Average Yield			Average Yield
	Three months ended March 31,		Increase/	Six months ended March 31,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Money market deposit account fees	3.98%	3.52%	0.46%	3.99%	3.58%	0.41%
Investment product fees	0.43%	0.46%	(0.03%)	0.44%	0.46%	(0.02%)
Trading Activity Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		%	Six months ended March 31,		%
	2008	2007	Change	2008	2007	Change
Total trades (in millions)	19.05	15.47	23%	39.32	30.32	30%
Average commissions and transaction fees per trade	$12.86	$12.62	2%	$12.85	$12.83	0%
Average client trades per day	312,234	253,631	23%	317,062	245,481	29%
Average client trades per account (annualized)	11.9	10.1	18%	12.2	9.8	24%
Activity rate	4.7%	4.0%	18%	4.9%	3.9%	26%
Trading days	61.0	61.0	0%	124.0	123.5	0%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		%	Six months ended March 31,		%
	2008	2007	Change	2008	2007	Change
Total accounts (beginning of period)	6,475,000	6,260,000	3%	6,380,000	6,191,000	3%
New accounts opened	214,000	166,000	29%	363,000	275,000	32%
Accounts purchased	102,000	—	N/A	102,000	—	N/A
Accounts closed	(60,000)	(196,000)	(69%)	(114,000)	(236,000)	(52%)

Total accounts (end of period)	6,731,000	6,230,000	8%	6,731,000	6,230,000	8%

Percentage increase (decrease) during period	4%	(0%)		6%	1%

Qualified accounts (beginning of period)	3,249,000	3,255,000	(0%)	3,272,000	3,242,000	1%
Qualified accounts (end of period)	3,316,000	3,262,000	2%	3,316,000	3,262,000	2%
Percentage increase (decrease) during period	2%	0%		1%	1%

Client assets (beginning of period, in billions)	$300.4	$278.2	8%	$302.7	$261.7	16%
Client assets (end of period, in billions)	$306.1	$282.2	8%	$306.1	$282.2	8%
Percentage increase (decrease) during period	2%	1%		1%	8%

Net new assets (in billions)	$6.9	$2.7	156%	$16.0	$7.8	105%
In connection with our purchase of Fiserv Trust Company on February 4, 2008, we acquired approximately 102,000 total accounts, approximately 79,000 qualified accounts and approximately $25 billion in client assets.
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

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Three months ended March 31,		%	Six months ended March 31,		%
	2008	2007	Change	2008	2007	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$244.9	$195.3	25%	$505.2	$388.9	30%

Asset-based revenues:
Interest revenue	210.8	250.8	(16%)	461.0	493.6	(7%)
Brokerage interest expense	(73.0)	(113.7)	(36%)	(174.1)	(218.0)	(20%)

Net interest revenue	137.9	137.1	1%	287.0	275.6	4%

Money market deposit account fees	156.1	129.8	20%	311.9	265.1	18%
Investment product fees	77.7	55.8	39%	145.7	109.2	33%

Total asset-based revenues	371.6	322.7	15%	744.6	649.8	15%
Other	6.4	6.8	(7%)	14.8	21.2	(30%)

Net revenues	622.9	524.8	19%	1,264.5	1,059.9	19%

Expenses:
Employee compensation and benefits	132.1	108.6	22%	238.1	206.7	15%
Fair value adjustments of compensation- related derivative instruments	—	0.1	(100%)	0.8	(0.5)	N/A
Clearing and execution costs	9.4	22.1	(58%)	21.4	42.9	(50%)
Communications	17.4	24.7	(29%)	35.0	46.8	(25%)
Occupancy and equipment costs	25.2	17.5	44%	50.2	42.4	19%
Depreciation and amortization	8.9	6.1	45%	16.6	13.2	26%
Amortization of acquired intangible assets	14.7	13.4	10%	28.5	27.3	4%
Professional services	28.6	21.6	32%	47.9	46.7	2%
Interest on borrowings	20.6	30.0	(31%)	46.3	61.2	(24%)
Other	18.7	13.1	43%	31.0	27.9	11%
Advertising	47.3	42.8	11%	92.8	82.1	13%

Total expenses	322.9	300.1	8%	608.6	596.6	2%

Income before other income and income taxes	300.0	224.6	34%	655.9	463.4	42%
Other income:
Gain on sale of investments	—	5.1	(100%)	0.6	5.7	(89%)

Pre-tax income	300.0	229.7	31%	656.6	469.1	40%
Provision for income taxes	113.2	88.6	28%	229.0	182.3	26%

Net income	$186.7	$141.1	32%	$427.6	$286.8	49%

Other information:
Number of interest days in period	91	90	1%	183	183	0%
Effective income tax rate	37.8%	38.6%		34.9%	38.9%

Note:	Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Condensed Consolidated Statements of Income amounts.
Three-Month Periods Ended March 31, 2008 and 2007
Net Revenues
Commissions and transaction fees increased 25% to $244.9 million, primarily due to higher average client trades per day. Average client trades per day increased 23% to 312,234 for the second quarter of fiscal 2008 compared to 253,631 for the second quarter of fiscal 2007. Average client trades per account (annualized) were 11.9 for the second quarter of fiscal 2008 compared to 10.1 for the second quarter of fiscal 2007. Average commissions and transaction fees per trade increased 2% to $12.86 per trade for the second quarter of fiscal 2008 from $12.62 for the second quarter of fiscal 2007, primarily due to a higher percentage of option trades and higher payment for order flow during the second quarter of fiscal 2008. We expect average commissions and transaction fees to range between $12.45 and $12.95 per trade during the third quarter of fiscal 2008, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $187.9 million to $236.9 million for the third quarter of fiscal 2008, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Net interest revenue increased 1% to $137.9 million, due primarily to an 8% increase in average client margin balances, a $14.1 million increase in net interest revenue from our securities borrowing/lending program, $3.9 million of net interest revenue on balances resulting from the Fiserv Trust Company acquisition and a decrease of 84 basis points in the average interest rate paid on client credit balances in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase was offset by a decrease of 147 basis points on the average yield earned on client margin balances for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. We expect net interest revenue to decrease to between $121.7 million and $127.5 million for the third quarter of fiscal 2008, reflecting the full impact of the 200-basis point decrease in the federal funds rate during the second quarter of fiscal 2008.
MMDA fees increased 20% to $156.1 million, due primarily to a 5% increase in average MMDA balances and an increase of 46 basis points in the average net yield earned on the client MMDA assets during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. We expect money market deposit account fees to range between $157.7 million and $165.8 million for the third quarter of fiscal 2008.
Investment product fees increased 39% to $77.7 million, primarily due to a 47% increase in average fee-based investment balances compared to the second quarter of fiscal 2007. We expect investment product fees to range between $75.0 million and $91.5 million for the third quarter of fiscal 2008.
Other revenues decreased 7% to $6.4 million. We expect other revenues to range between $4.5 million and $8.5 million for the third quarter of fiscal 2008.
Expenses
Total expenses increased by 8% to $322.9 million during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, as described below. We expect total expenses to decrease to between $284.0 million and $307.5 million for the third quarter of fiscal 2008, primarily due to decreased interest on borrowings due to lower average interest rates paid on our long-term debt and reduced employee compensation and advertising expenses, partially offset by increased expenditures for growth initiatives.
Employee compensation and benefits expense increased 22% to $132.1 million, due primarily to the increased headcount associated with our growth initiatives and higher incentive-based compensation related to actual Company and individual performance compared to the second quarter of fiscal 2007. Full-time equivalent employees increased to 4,530 at March 31, 2008 from 3,827 at March 31, 2007.
Clearing and execution costs decreased 58% to $9.4 million, due primarily to cost reductions associated with the completion of the clearing conversion during the third quarter of fiscal 2007.
Communications expense decreased 29% to $17.4 million, due primarily to the elimination of duplicate telephone, quotes and market information costs resulting from the completion of the TD Waterhouse integration and the effect of a $3.4 million adjustment to estimated quote costs for the legacy TD Waterhouse business during the second quarter of fiscal 2007.
Occupancy and equipment costs increased 44% to $25.2 million as we continue to invest in our technology infrastructure and due to the effect of a favorable legacy TD Waterhouse litigation settlement of $4.6 million in the second quarter of fiscal 2007.
Depreciation and amortization increased 45% to $8.9 million, due primarily to increased depreciation on leasehold improvements and technology infrastructure upgrades as part of our growth initiatives.
Amortization of acquired intangible assets increased 10% to $14.7 million, due to increased amortization on client relationships related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008.
Professional services increased 32% to $28.6 million, primarily due to fees incurred under the transition services agreements related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008. In addition, we had higher usage of consulting and contract services during the second quarter of fiscal 2008 in connection with new product development and technology infrastructure upgrades related to our growth initiatives.
Interest on borrowings decreased 31% to $20.6 million, due primarily to lower average debt outstanding and lower average interest rates paid on our long-term debt during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Our average debt outstanding was approximately $1.5 billion during the second quarter of fiscal 2008, compared to $1.7 billion for the second quarter of fiscal 2007.
Other expenses increased 43% to $18.7 million, due primarily to higher bad debt and other client-related trading losses in the second quarter of fiscal 2008.
Advertising expense increased 11% to $47.3 million, primarily due to increased spending during the second quarter of fiscal 2008 in response to competitive market share opportunities. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Our effective income tax rate decreased to 37.8% for the second quarter of fiscal 2008 compared to 38.6% for the second quarter of fiscal 2007. The effective income tax rate for the second quarter of fiscal 2008 was lower primarily due to the continued realignment of our activities to lower tax jurisdictions. We expect our effective income tax rate to be approximately 38% for the remainder of fiscal 2008. However, we expect that our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), will result in increased volatility in our quarterly and annual effective income tax rate because FIN No. 48 requires that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
Six-Month Periods Ended March 31, 2008 and 2007
Net Revenues
Commissions and transaction fees increased 30% to $505.2 million, primarily due to higher average client trades per day. Total trades increased 30%, as average client trades per day increased 29% to 317,062 for the first half of fiscal 2008 compared to 245,481 for the first half of fiscal 2007. Average client trades per account (annualized) were 12.2 for the first half of fiscal 2008 compared to 9.8 for the first half of fiscal 2007. Average commissions and transaction fees per trade increased slightly to $12.85 per trade for the first half of fiscal 2008 from $12.83 for the first half of fiscal 2007, due primarily to a higher percentage of option trades and higher payment for order flow revenue during the first half of fiscal 2008. This was partially offset by an increase in promotional trades during the first half of fiscal 2008 and the closing of our three Investment Centers during December 2006. The Investment Centers sold products such as load mutual funds and fixed income products that generated higher average commissions and transaction fees per trade than our core business.
Net interest revenue increased 4% to $287.0 million, due primarily to a 13% increase in average client margin balances, a $20.1 million increase in net interest revenue from our securities borrowing/lending program, $3.9 million of net interest revenue on balances resulting from the Fiserv Trust Company acquisition and a decrease of 69 basis points in the average interest rate paid on client credit balances in the first half of fiscal 2008 compared to the first half of fiscal 2007. The increase was partially offset by a decrease of 104 basis points on the average yield earned on client margin balances for the first half of fiscal 2008 compared to the first half of fiscal 2007.
MMDA fees increased 18% to $311.9 million, due primarily to a 6% increase in average MMDA balances and an increase of 41 basis points in the average net yield earned on the client MMDA assets during the first half of fiscal 2008 compared to the first half of fiscal 2007.
Investment product fees increased 33% to $145.7 million, primarily due to a 39% increase in average fee-based investment balances compared to the first half of fiscal 2007.
Other revenues decreased 30% to $14.8 million, due primarily to decreased fees from corporate reorganizations of issuers during the first half of fiscal 2008 and the effect of $2.3 million of net gains on investments held at our broker-dealer subsidiaries during the first half of fiscal 2007.
Expenses
Employee compensation and benefits expense increased 15% to $238.1 million, due primarily to the increased headcount associated with our growth initiatives and higher incentive-based compensation related to actual Company and individual performance compared to the first half of fiscal 2007.
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
Clearing and execution costs decreased 50% to $21.4 million, due primarily to cost reductions associated with the completion of the clearing conversion during the third quarter of fiscal 2007.
Communications expense decreased 25% to $35.0 million, due primarily to the elimination of duplicate telephone, quotes and market information costs resulting from the completion of the TD Waterhouse integration.
Occupancy and equipment costs increased 19% to $50.2 million as we continue to invest in our technology infrastructure and due to the effect of a favorable legacy TD Waterhouse litigation settlement of $4.6 million in the first half of fiscal 2007.

Depreciation and amortization increased 26% to $16.6 million, due primarily to increased depreciation on leasehold improvements and technology infrastructure related to our growth initiatives and increased software amortization related to recently acquired functionality.
Amortization of acquired intangible assets increased 4% to $28.5 million, due to increased amortization on client relationships related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008.
Professional services increased 2% to $47.9 million, primarily due to higher usage of consulting and contract services during the second quarter of fiscal 2008 in connection with new product development and technology infrastructure upgrades related to our growth initiatives and due to fees incurred under the transition services agreements related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008. This was partially offset by consulting and contract services incurred during the first half of fiscal 2007 in connection with the TD Waterhouse integration, which was completed during the third quarter of fiscal 2007.
Interest on borrowings decreased 24% to $46.3 million, due primarily to lower average debt outstanding and lower average interest rates paid on our long-term debt during the first half of fiscal 2008 compared to the first half of fiscal 2007. Our average debt outstanding was approximately $1.5 billion during the first half of 2008, compared to $1.7 billion for the first half of fiscal 2007.
Other expenses increased 11% to $31.0 million, due primarily to higher bad debt and other client-related trading losses in the first half of fiscal 2008, partially offset by lower client identity fraud losses during the first half of fiscal 2008 reimbursed pursuant to our asset protection guarantee.
Advertising expense increased 13% to $92.8 million, primarily due to increased spending during the first half of fiscal 2008 in response to competitive market share opportunities.
Our effective income tax rate decreased to 34.9% for the first half of fiscal 2008 compared to 38.9% for the first half of fiscal 2007. The effective income tax rate for the first half of fiscal 2008 was lower due primarily to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted our earnings for the first half of fiscal 2008 by approximately $0.03 per share.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2008 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2008 primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
Dividends from our subsidiaries are another source of liquidity for the parent company. Our broker-dealer subsidiaries are subject to requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”) relating to liquidity, capital standards and the use of client funds and securities. Our trust company subsidiaries are subject to various capital requirements administered by the federal banking agencies and by the states in which they are chartered. These requirements may limit the funds available for the payment of dividends to the parent company.
Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1. For clearing broker-dealers, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits”, which primarily are a function of client margin balances at our clearing broker-dealer subsidiary. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) corporate cash and cash equivalents, b) corporate short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 8 1/3% of aggregate indebtedness. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets, rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Cash and cash equivalents from our trust and investment advisory subsidiaries is excluded from liquid assets because the cash and cash equivalents from these subsidiaries is generally not available for corporate purposes. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

	March 31,	September 30,
	2008	2007	Change
Cash and cash equivalents	$1,769,383	$413,787	$1,355,596
Less: Broker-dealer cash and cash equivalents	(286,705)	(183,103)	(103,602)
Trust company cash and cash equivalents	(1,376,019)	(2,117)	(1,373,902)
Investment advisory cash and cash equivalents	(9,269)	(7,592)	(1,677)

Corporate cash and cash equivalents	97,390	220,975	(123,585)

Plus: Corporate short-term investments	—	76,800	(76,800)
Excess broker-dealer regulatory net capital	419,476	314,280	105,196

Liquid assets	$516,866	$612,055	$(95,189)

The decrease in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2007	$612,055
Plus: Net income	427,555
Other changes in working capital and regulatory net capital	47,189
Cash provided by stock option exercises	10,989
Proceeds from the sale of other investments available-for-sale	4,336

Less: Cash paid to acquire Fiserv Trust Company	(272,590)
Income taxes paid	(187,494)
Purchase of property and equipment	(58,857)
Purchase of treasury stock	(49,104)
Principal payments on long-term debt and capital lease obligations	(17,213)

Liquid assets as of March 31, 2008	$516,866

Stock Repurchase Program
On August 2, 2006, our board of directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. During the second quarter of fiscal 2008, we repurchased approximately 1.7 million shares under the program at a weighted average purchase price of $17.51 per share. From the inception of the program through March 31, 2008, we have repurchased approximately 21.7 million shares at a weighted average purchase price of $17.22 per share.
Contractual Obligations
Our income taxes payable increased from approximately $76.8 million as of September 30, 2007 to approximately $273.6 million as of March 31, 2008. Income taxes payable as of March 31, 2008 includes approximately $150.9 million of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under PART I — FINANCIAL INFORMATION, Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 8 — COMMITMENTS AND CONTINGENCIES and “Money Market Deposit Account

Agreement” under Note 10 — RELATED PARTY TRANSACTIONS. The MMDA agreement accounts for a significant percentage of our revenues (25% of our net revenues for the six months ended March 31, 2008) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
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
We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with the MMDA agreement. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.
The simulations assume that the asset and liability structure of the Condensed Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations based on our financial position as of March 31, 2008 indicate that an immediate 1% (100 basis point) increase in interest rates would result in approximately $41 million more annual pre-tax income, while an immediate 1% (100 basis point) decrease in interest rates would result in approximately $71 million less annual pre-tax income.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.

Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. As part of this evaluation, management considered the changes in internal control over financial reporting described later in this section. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control over Financial Reporting
As a result of the acquisition of Fiserv Trust Company on February 4, 2008, the Company has implemented internal controls over financial reporting to include consolidation of Fiserv Trust Company, as well as acquisition-related accounting and disclosures. The acquisition of Fiserv Trust Company represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of September 30, 2007. Fiserv Trust Company utilizes separate information and accounting systems and processes.
The Company intends to extend its Sarbanes-Oxley 404 compliance program to include Fiserv Trust Company. The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the Fiserv Trust Company acquisition and anticipates that it will complete an evaluation and review of the Fiserv Trust Company internal control over financial reporting as of September 30, 2008, the date of management’s next assessment of the Company’s internal control over financial reporting.
There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Legal — Matthew Elvey filed a purported class action complaint against TDA Inc. on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of Elvey and other account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The complaint includes claims of alleged violations of California and federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. On July 10, 2007, the plaintiff filed a motion for preliminary injunction, which TDA Inc. has opposed. On July 18, 2007, TDA Inc. filed a motion to dismiss the plaintiff’s amended complaint, which the plaintiff has opposed. As disclosed in a press release dated September 14, 2007, the Company discovered and eliminated unauthorized code from its systems that allowed access to an internal database. The discovery was made as the result of an internal investigation of stock-related spam. Further, the Company commissioned forensic data experts to assist in its investigation of this issue and results of their combined efforts revealed that: (a) client assets held in accounts with the Company remain secure as User IDs, personal identification numbers and passwords were not stored in this particular database; (b) information such as client e-mail addresses, names, addresses and phone numbers was retrieved from this database; and (c) while more sensitive information like account numbers, date of birth and social security numbers is stored in this database, the Company has discovered no evidence that it was taken. The Company hired a third party to investigate and monitor for identity theft. The third party found no evidence of identity theft as a result of this issue. Brad Zigler filed a lawsuit against TDA Inc. on September 26, 2007, in the same jurisdiction. Zigler’s complaint is on behalf of a purported nationwide class of accountholders. The factual allegations of the complaint and the relief sought are substantially the same as those in the Elvey lawsuit. The parties to both lawsuits are engaged in settlement discussions.
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

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2008 - January 31, 2008	467,947	$17.99	450,000	11,491,200
February 1, 2008 - February 29, 2008	470,000	$18.24	470,000	11,021,200
March 1, 2008 - March 31, 2008	750,000	$16.81	750,000	10,271,200

Total — Three months ended March 31, 2008	1,687,947	$17.54	1,670,000	10,271,200

Our common stock repurchase program was authorized on August 2, 2006. Our board of directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. This program is the only program currently in effect and there were no programs that expired during the second quarter of fiscal 2008. During the month ended January 31, 2008, 17,947 shares were repurchased from employees for income tax withholding in connection with stock distributions from the Company’s Executive Deferred Compensation Program.
Item 4. — Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on February 20, 2008. Four persons were nominated by the Company’s board of directors to serve as Class III directors for terms of three years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD
J. Joe Ricketts	526,830,875	40,477,006
Dan W. Cook III	563,035,722	4,272,159
Thomas J. Mullin	563,131,123	4,176,758
Wilbur J. Prezzano	563,263,923	4,043,958
A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2008, was approved as follows:

		ABSTENSIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
566,024,744	1,132,329	150,808

Item 6. — Exhibits
2.1	Stock Purchase Agreement, dated May 24, 2007, between TD AMERITRADE Online Holdings Corporation and Fiserv, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q filed on August 7, 2007)

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2008

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)