Form 10-Q
period 2008-06-30
TD AMERITRADE HOLDING CORP
filed 2008-08-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008
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
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2008, there were 592,517,390 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. —Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2008 and 2007 and condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
Chicago, Illinois
August 7, 2008

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,928,757	$413,787
Short-term investments	—	76,800
Cash and investments segregated in compliance with federal regulations	25,002	—
Receivable from brokers, dealers and clearing organizations	5,693,966	6,749,588
Receivable from brokerage clients — net of allowance for doubtful accounts	8,644,374	7,727,969
Receivable from affiliates	122,855	84,903
Other receivables	67,326	92,346
Property and equipment — net of accumulated depreciation and amortization	145,281	92,448
Goodwill	1,943,978	1,768,867
Acquired intangible assets — net of accumulated amortization	1,029,169	1,002,430
Other investments	13,381	8,013
Other assets	79,858	75,176

Total assets	$19,693,947	$18,092,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$8,881,270	$8,386,988
Payable to brokerage clients	4,742,691	5,313,576
Trust account deposits	1,283,903	—
Accounts payable and accrued liabilities	392,790	427,063
Payable to affiliates	13,240	13,294
Long-term debt	1,453,375	1,478,375
Capitalized lease obligations	1,179	3,573
Deferred income taxes, net	175,757	314,537

Total liabilities	16,944,205	15,937,406

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; June 30, 2008 — 592,688,525 shares outstanding; September 30, 2007 — 594,688,031 shares outstanding	6,314	6,314
Additional paid-in capital	1,611,567	1,598,451
Retained earnings	1,714,413	1,086,662
Treasury stock, common, at cost — June 30, 2008 — 38,693,335 shares; September 30, 2007 — 36,693,829 shares	(582,292)	(537,547)
Deferred compensation	144	431
Accumulated other comprehensive (loss) income	(404)	610

Total stockholders’ equity	2,749,742	2,154,921

Total liabilities and stockholders’ equity	$19,693,947	$18,092,327

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$248,861	$199,097	$754,017	$587,983

Asset-based revenues:
Interest revenue	174,940	259,254	635,983	752,886
Brokerage interest expense	(43,008)	(120,352)	(217,084)	(338,358)

Net interest revenue	131,932	138,902	418,899	414,528

Money market deposit account fees	155,708	134,646	467,634	399,701
Investment product fees	77,552	60,650	223,242	169,803

Total asset-based revenues	365,192	334,198	1,109,775	984,032

Other revenues	9,551	8,512	24,315	29,730

Net revenues	623,604	541,807	1,888,107	1,601,745

Expenses:
Employee compensation and benefits	129,039	114,681	367,167	321,426
Fair value adjustments of compensation-related derivative instruments	—	(1,274)	764	(1,752)
Clearing and execution costs	11,110	23,620	32,548	66,515
Communications	17,898	17,738	52,851	64,493
Occupancy and equipment costs	24,030	22,247	74,257	64,620
Depreciation and amortization	9,841	6,068	26,423	19,231
Amortization of acquired intangible assets	15,337	13,574	43,809	40,844
Professional services	28,964	17,247	76,826	63,981
Interest on borrowings	16,344	29,627	62,674	90,777
Other	6,421	10,717	37,460	38,588
Advertising	36,724	33,031	129,490	115,107

Total expenses	295,708	287,276	904,269	883,830

Income before other income and income taxes	327,896	254,531	983,838	717,915
Other income:
Gain on sale of investments	284	—	928	5,716

Pre-tax income	328,180	254,531	984,766	723,631
Provision for income taxes	123,818	95,833	352,848	278,162

Net income	$204,362	$158,698	$631,918	$445,469

Earnings per share — basic	$0.34	$0.27	$1.06	$0.74
Earnings per share — diluted	$0.34	$0.26	$1.05	$0.73

Weighted average shares outstanding — basic	592,948	596,575	594,071	599,506
Weighted average shares outstanding — diluted	602,336	606,131	603,402	609,264
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$631,918	$445,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,423	19,231
Amortization of acquired intangible assets	43,809	40,844
Deferred income taxes	(69,753)	22,939
Gain on sale of investments	(928)	(5,716)
Stock-based compensation	20,360	12,950
Other, net	1,915	(3,749)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(25,002)	215,587
Brokerage receivables	139,217	(2,836,182)
Receivable from/payable to affiliates, net	(36,585)	(15,323)
Other receivables	33,081	(71,499)
Proceeds from sale of broker-dealer investments in equity securities	—	1,726
Other assets	(6,524)	(16,406)
Brokerage payables	(76,611)	2,567,642
Accounts payable and accrued liabilities	(118,182)	2,741

Net cash provided by operating activities	563,138	380,254

Cash flows from investing activities:
Purchase of property and equipment	(77,243)	(37,487)
Cash equivalents acquired in Fiserv Trust Company acquisition	623,837	—
Cash paid for business combinations	(271,870)	(3,307)
Purchase of short-term investments	(328,690)	(367,025)
Proceeds from sale of short-term investments	894,277	382,300
Proceeds from sale of other investments available-for-sale	5,227	10,237
Other	10	(13)

Net cash provided by (used in) investing activities	845,548	(15,295)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2008	2007
Cash flows from financing activities:
Increase in trust account deposits	$186,095	$—
Payment of debt issuance costs	—	(1,095)
Principal payments on long-term debt	(25,000)	(218,750)
Principal payments on capital lease obligations	(2,394)	(2,951)
Proceeds from exercise of stock options; Nine months ended June 30, 2008 — 1,606,333 shares; 2007 — 1,892,696 shares	4,760	9,379
Purchase of treasury stock; Nine months ended June 30, 2008 — 3,647,947 shares; 2007 — 13,519,125 shares	(65,636)	(228,654)
Excess tax benefits on stock-based compensation	8,522	9,009

Net cash provided by (used in) financing activities	106,347	(433,062)

Effect of exchange rate changes on cash and cash equivalents	(63)	304

Net increase (decrease) in cash and cash equivalents	1,514,970	(67,799)

Cash and cash equivalents at beginning of period	413,787	363,650

Cash and cash equivalents at end of period	$1,928,757	$295,851

Supplemental cash flow information:
Interest paid	$296,735	$426,712
Income taxes paid	$433,294	$214,494
Tax benefit on exercises and distributions of stock-based compensation	$8,584	$9,073
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Nine-Month Periods Ended June 30, 2008 and 2007
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
Reclassifications:
The revenue caption formerly known as “Money market and other mutual fund fees” on the Condensed Consolidated Statements of Income has been renamed “Investment product fees” and now also includes certain other asset-based fee revenues. Other asset-based fee revenues of approximately $1.4 million and $3.5 million for the three months and nine months ended June 30, 2007, respectively, have been reclassified to investment product fees from other revenues in the Condensed Consolidated Statements of Income. Approximately $1.3 million and $5.1 million of transaction-based revenues for the three months and nine months ended June 30, 2007, respectively, have been reclassified to commissions and transaction fees from other revenues in the Condensed Consolidated Statements of Income. Each of these reclassifications was made in order to conform to the current financial statement presentation.
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
2. BUSINESS COMBINATIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS
On May 24, 2007, the Company and Fiserv, Inc. (“Fiserv”) entered into a stock purchase agreement pursuant to which a wholly-owned subsidiary of the Company agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing was $225 million in cash plus Fiserv Trust Company’s regulatory capital, subject to pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of revenue targets. The Company completed the transaction on February 4, 2008 for $272.6 million in cash, consisting of the $225 million initial purchase price plus $47.6 million for regulatory capital. At the closing, the Company and Fiserv entered into transition services agreements under which Fiserv agreed to service client accounts for up to six months (subject to extension) and to be compensated based on revenue earned during the term of the transition services agreements. The term of the transition services agreements has been extended for an additional 30 days. Fiserv has agreed not to compete with the acquired business for three years, subject to certain exceptions. Each party’s indemnification obligations are generally limited to losses in excess of $3 million and less than $50 million. The Company’s condensed consolidated financial statements include the results of operations for Fiserv Trust Company beginning February 5, 2008.

The preliminary purchase price for Fiserv Trust Company was comprised of the following (dollars in thousands):

Cash paid at closing	$272,590
Acquisition costs	3,878
Post-closing capital adjustment	(720)

Total preliminary purchase price	$275,748

The preliminary purchase price allocation for Fiserv Trust Company is summarized as follows (dollars in thousands):

Cash and cash equivalents	$623,837
Short-term investments	498,787
Goodwill	171,596
Acquired intangible assets	70,549
Other	12,560

Total assets acquired	1,377,329

Trust account deposits	(1,097,808)
Accounts payable and accrued liabilities	(3,773)

Total liabilities assumed	(1,101,581)

Total preliminary purchase price allocated	$275,748

Based on the preliminary results of an independent valuation, the Company allocated approximately $70.5 million of the purchase price to acquired intangible assets for the fair value of the Fiserv Trust Company client relationships, to be amortized over a 10-year period.
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 30, 2008 (dollars in thousands):

Balance as of September 30, 2007	$1,768,867

Goodwill recorded in acquisition of Fiserv Trust Company	171,596
Purchase accounting adjustments, net of income taxes (1)	3,577
Tax benefit of option exercises (2)	(62)

Balance as of June 30, 2008	$1,943,978

(1)	Purchase accounting adjustments primarily consist of $5.6 million of net adjustments to accruals for uncertain tax positions relating to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”) in fiscal 2006 and the merger with Datek Online Holdings Corp. (“Datek”) in fiscal 2002 and $0.6 million of adjustments to liabilities related to the acquisition of Fiserv Trust Company in fiscal 2008, partially offset by an adjustment of $2.2 million (net of income taxes) decreasing exit liabilities related to the acquisition of TD Waterhouse.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist of the following as of June 30, 2008 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,062,071	$(178,576)	$883,495
Trademark license	145,674	—	145,674

	$1,207,745	$(178,576)	$1,029,169

The Company estimates that amortization expense on acquired intangible assets outstanding as of June 30, 2008 will be approximately $15.4 million for the remainder of fiscal 2008 and approximately $61.6 million for each of the five succeeding fiscal years.
3. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table as of the dates indicated (dollars in thousands):

	June 30,	September 30,
	2008	2007
Corporate	$112,748	$220,975
Broker-dealer subsidiaries	417,559	183,103
Trust company subsidiaries	1,388,021	2,117
Investment advisory subsidiaries	10,429	7,592

Total	$1,928,757	$413,787

Capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Trust company cash and cash equivalents consists primarily of trust account deposits invested in money market mutual funds and U.S. government agency securities. Cash and cash equivalents of trust company and investment advisory subsidiaries is generally not available for corporate purposes.
4. ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month and nine-month periods ended June 30, 2008, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets (dollars in thousands):

	Three Months Ended June 30, 2008
	Balance at			Balance at
	Mar. 31, 2008	Utilized	Adjustments	June 30, 2008
Employee compensation and benefits	$3,740	$(626)	$—	$3,114
Occupancy and equipment costs	15,061	(689)	—	14,372

Total acquisition exit liabilities	$18,801	$(1,315)	$—	$17,486

	Nine Months Ended June 30, 2008
	Balance at			Balance at
	Sept. 30, 2007	Utilized	Adjustments	June 30, 2008
Employee compensation and benefits	$7,390	$(4,276)	$—	$3,114
Clearing and execution costs	5,000	(5,000)	—	—
Occupancy and equipment costs	21,039	(3,178)	(3,489)	14,372
Professional services	231	(231)	—	—

Total acquisition exit liabilities	$33,660	$(12,685)	$(3,489)	$17,486

The exit liabilities primarily relate to the acquisition of TD Waterhouse. The adjustments to acquisition occupancy and equipment exit liabilities adjusted the amount of goodwill recorded. There were no adjustments included in the determination of net income for the three-month and nine-month periods ended June 30, 2008. Acquisition employee compensation liabilities are expected to be paid over contractual periods ending in fiscal 2013. Remaining acquisition occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.
5. INCOME TAXES
The Company’s effective income tax rate for the nine months ended June 30, 2008 was 35.8%, compared to 38.4% for the nine months ended June 30, 2007. The provision for income taxes for the nine months ended June 30, 2008 was lower due to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted the Company’s earnings for the nine months ended June 30, 2008 by approximately $0.03 per share.
Effective October 1, 2007, the Company adopted FIN No. 48. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings as of October 1, 2007. The total amount of gross unrecognized tax benefits as of October 1, 2007 was $135.1 million ($89.6 million net of the federal benefit on state matters). Of the unrecognized tax benefits, $73.3 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table as of the dates indicated (dollars in thousands):

	June 30, 2008			September 30, 2007
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD AMERITRADE Clearing, Inc.	$832,343	$189,043	$643,300	$678,042	$171,796	$506,246
TD AMERITRADE, Inc.	188,245	250	187,995	75,723	7,996	67,727

Totals	$1,020,588	$189,293	$831,295	$753,765	$179,792	$573,973

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) is an introducing broker-dealer.
The Company’s trust company subsidiary, Fiserv Trust Company, is subject to capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”). As a condition to its approval of the Company’s acquisition of Fiserv Trust Company, FDIC requires Fiserv Trust Company to maintain a Tier 1 capital to average assets leverage ratio, as defined, of not less than 8%. The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (formerly known as International Clearing Trust Company), is subject to capital requirements established by the State of Maine, which requires

TD AMERITRADE Trust Company to maintain Tier 1 capital, as defined, of not less than the greater of (a) $500,000 or (b) the sum of (1) 0.10% of discretionary assets and (2) 0.05% of non-discretionary assets, including assets held in custody. At June 30, 2008, all assets were non-discretionary. Tier 1 capital and Tier 1 capital requirements for the Company’s trust company subsidiaries as of June 30, 2008 are summarized in the following table (dollars in thousands):

		Minimum	Excess
	Tier 1	Tier 1 Capital	Tier 1
	Capital	Required	Capital
Fiserv Trust Company	$111,770	$89,526	$22,244
TD AMERITRADE Trust Company	2,200	500	1,700
7. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$204,362	$158,698	$631,918	$445,469

Weighted average shares outstanding — basic	592,948	596,575	594,071	599,506
Effect of dilutive securities:
Stock options	7,480	9,274	7,747	9,556
Restricted stock units	1,835	240	1,520	161
Deferred compensation shares	73	42	64	41

Weighted average shares outstanding — diluted	602,336	606,131	603,402	609,264

Earnings per share — basic	$0.34	$0.27	$1.06	$0.74
Earnings per share — diluted	$0.34	$0.26	$1.05	$0.73
8. COMMITMENTS AND CONTINGENCIES
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The complaint includes claims of alleged violations of California and federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. As disclosed in a press release dated September 14, 2007, the Company discovered and eliminated unauthorized code from its systems that allowed access to an internal database. The discovery was made as the result of an internal investigation of stock-related spam. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations over the last 12 months and reports that it continues to find no evidence of identity theft. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit.
The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. A hearing on a motion requesting preliminary approval of the proposed settlement was held on June 12, 2008. At the hearing, one of the three plaintiffs objected to the proposed settlement. The Court entered an order denying the motion for preliminary approval without prejudice and directed the parties to provide supplemental information to assist the Court in evaluating the proposed settlement. On July 10, 2008, TDA Inc. and two of the plaintiffs provided supplemental information in response to the Court’s direction and in further support of the proposed settlement. The Court has scheduled a case conference for September 15, 2008.
Auction Rate Securities Matters — Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints have been filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The first case, filed on March 19, 2008, is captioned Humphrys v. TD Ameritrade Holding Corp. et al. The second case, filed on April 17, 2008, is captioned Silverstein v. TD Ameritrade Holding Corp. et al. Both complaints were filed on behalf of customers who purchased ARS between March 19, 2003 and February 13, 2008. The complaints seek an unspecified amount of compensatory damages, injunctive relief, interest and attorneys’ fees. Both cases are pending in the U.S. District Court for the Southern District of New York. A motion has been filed by some plaintiffs requesting that the proceedings in the lawsuits against the various financial services firms in effect be consolidated before one judge. The Company and defendants and several plaintiffs in other cases have filed oppositions to the motion. The Company has asserted in its opposition that it is in a significantly different position than a number of other financial services firms because the Company did not act as an underwriter of ARS, did not act as a manager of any auctions and did not act as a market maker for ARS. The motion is pending.
The SEC and other regulatory authorities are conducting investigations regarding the sale of ARS. TDA Inc. has received a subpoena and other requests for documents and information from the regulatory authorities. The Company is cooperating with the investigations and requests. As of June 30, 2008, the Company’s clients hold ARS with an aggregate par value of approximately $1.2 billion in TDA Inc. accounts.
Other Legal and Regulatory Matters — The Company is subject to lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Management believes the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.
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
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through the OCC. As of June 30, 2008, approximately $3.1 billion of receivables for securities borrowed were receivable from the OCC through their risk-sharing program, representing approximately 55% of the balance of receivables from brokers, dealers and clearing organizations on the Condensed Consolidated Balance Sheet. The OCC’s most recent Standard and Poor’s credit rating is AAA.
As of June 30, 2008, client excess margin securities of approximately $12.0 billion and stock borrowings of approximately $5.5 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $8.8 billion and repledged approximately $0.9 billion of that collateral as of June 30, 2008.
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
9. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$204,362	$158,698	$631,918	$445,469

Other comprehensive (loss) income:
Net unrealized (losses) gains on investment securities available-for-sale	(983)	109	(983)	(264)

Adjustment for deferred income taxes on net unrealized losses (gains)	354	(40)	354	100

Reclassification adjustment for realized gains on investment securities included in net income	—	—	(540)	(4,702)

Reclassification adjustment for deferred income taxes on realized investment gains	—	—	200	1,763

Foreign currency translation adjustment	28	149	(45)	96

Total other comprehensive (loss) income, net of tax	(601)	218	(1,014)	(3,007)

Comprehensive income	$203,761	$158,916	$630,904	$442,462

10. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 39.9% of the Company’s voting common stock as of June 30, 2008. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
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
In the event the fee computation results in a negative amount, the Company’s subsidiaries must pay TD Bank USA the negative amount. This effectively results in the Company guaranteeing TD Bank USA revenue of 25 basis points on the MMDA agreement, plus the reimbursement of FDIC insurance premiums. The fee computation under the MMDA agreement is affected by many variables, including the type, duration, credit quality, principal balance and yield of the investment portfolio at TD Bank USA, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative MMDA fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the fee calculation to result in a negative amount is remote and the fair value of the guarantee is not material. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the MMDA agreement.
The Company earned fee income associated with the MMDA agreement of $155.7 million and $467.6 million for the three months and nine months ended June 30, 2008, respectively, and $134.6 million and $399.7 million for the three months and nine months ended June 30, 2007, respectively, which is reported as money market deposit account fees in the Condensed Consolidated Statements of Income.
Effective July 1, 2008, TDA Inc. and TDA Clearing entered into an amendment to the MMDA agreement with TD Bank USA and TD. The amended agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two year’s prior written notice. The amendment provides that, from time to time, the Company may recommend amounts and maturity dates for “notional investments” in the MMDA portfolio, subject to the approval of TD Bank USA. For the notional investment portion of the MMDA portfolio, the fee earned by the Company will be based on prevailing fixed rates for identical balances and maturities in the interest rate swap market at the time the notional investments are added to the MMDA portfolio. For the portion of the MMDA portfolio not consisting of notional investments, the fee earned by the Company will continue to be based on the yield earned by TD Bank USA (including any gains or losses from sales of investments).
Mutual Fund Agreements
The Company and certain of its subsidiaries and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients and the Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, the affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and receives fees for those services. In the event compensation under the transfer agency agreement, shareholder services agreement and dealer agreement is less than the minimum compensation called for by the services agreement, the deficit is earned under the services agreement. The services agreement had an initial term of two years and automatically renewed for an additional two-year term on January 24, 2008. The agreement is automatically renewable for successive two-year terms (so long as certain related agreements are in effect). It may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with these agreements of $51.5 million and $147.9 million for the three months and nine months ended June 30, 2008, respectively, and $28.6 million and $82.1 million for the three months and nine months ended June 30, 2007, respectively, which is included in investment product fees in the Condensed Consolidated Statements of Income.
Cash Management Services Agreement
Pursuant to a Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.1 million and $0.8 million for the three months and nine months ended June 30, 2008, respectively, and $1.1 million and $2.7 million for the three months and nine months ended June 30, 2007, respectively, which is included in clearing and execution costs in the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the MMDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days prior written notice to TD Bank USA.

Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 52,685 and 64,095 SARs outstanding as of June 30, 2008 and September 30, 2007, respectively, with an approximate value of $1.8 million and $3.1 million, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after tax withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During December 2007, most of the restricted share units vested and were settled and all the equity swap agreements expired. In May 2008, the remaining restricted share units vested and were settled. There were 181,059 restricted share units outstanding as of September 30, 2007, with an approximate value of $13.9 million. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million for the nine months ended June 30, 2008 and a gain of $1.3 million and $1.8 million for the three months and nine months ended June 30, 2007, respectively, which are reported as fair value adjustments of compensation-related derivative instruments in the Condensed Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.
Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc. until May 1, 2010, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $5.2 million and $13.8 million for the three months and nine months ended June 30, 2008, respectively, and $3.5 million and $10.9 million for the three months and nine months ended June 30, 2007, respectively, which is included in professional services expense in the Condensed Consolidated Statements of Income.
Other Related Party Transactions
Effective as of February 15, 2008, the Company entered into a Master License, Services and Distribution Agreement with Verdasys, Inc. Pursuant to this agreement, Verdasys, Inc. has agreed to develop data protection software for the Company for a contract sum of $15.2 million. The Company paid $5.0 million on the effective date of agreement, with the remainder payable after the acceptance of the software by the Company. An affiliate of TD has a minority equity investment in Verdasys, Inc.
Effective as of December 12, 2007, TDA Inc. entered into a Certificates of Deposit Brokerage Agreement with TD Bank USA, under which TDA Inc. will act as agent for its clients in purchasing certificates of deposit from TD Bank USA. Fees are calculated under the agreement in a manner consistent with the methodology of the MMDA agreement described above. The Company incurred net fee expense associated with the agreement of $0.8 million and $2.4 million for the three months and nine months ended June 30, 2008, respectively, which is included in net interest revenue in the Condensed Consolidated Statements of Income.
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
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available in the “Investors” section of our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2007. Since the issuance of the Form 10-K, the definitions of “Liquid assets,” “Net interest margin” and “Spread-based assets (formerly known as investable assets)” have been updated and definitions for “Funded accounts” and “Net new assets” have been added to the glossary. These definitions are as follows (italics indicate other defined terms that appear elsewhere in the glossary):
      Funded accounts — All open client accounts with a total liquidation value greater than zero, except clearing accounts.
      Liquid assets — Liquid assets is considered a non-GAAP financial measure as defined by SEC Regulation G. We define liquid assets as the sum of a) corporate cash and cash equivalents, b) corporate short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiaries in excess of 5% of aggregate debit items and (ii) our introducing broker-

dealer subsidiary in excess of 120% of the minimum dollar net capital requirement. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets, rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Cash and cash equivalents from our trust and investment advisory subsidiaries is excluded from liquid assets because the cash and cash equivalents from these subsidiaries is generally not available for corporate purposes. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.
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
Financial Performance Metrics
Pre-tax income, net income, earnings per share and EBITDA (earnings before interest, taxes, depreciation and amortization) are key metrics we use in evaluating our financial performance. EBITDA is a non-GAAP financial measure.
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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,				Nine months ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$369,702	59.3%	$303,800	56.1%	$1,117,672	59.2%	$874,483	54.6%
Less:
Depreciation and amortization	(9,841)	(1.6%)	(6,068)	(1.1%)	(26,423)	(1.4%)	(19,231)	(1.2%)
Amortization of acquired intangible assets	(15,337)	(2.5%)	(13,574)	(2.5%)	(43,809)	(2.3%)	(40,844)	(2.5%)
Interest on borrowings	(16,344)	(2.6%)	(29,627)	(5.5%)	(62,674)	(3.3%)	(90,777)	(5.7%)

Pre-tax income	$328,180	52.6%	$254,531	47.0%	$984,766	52.2%	$723,631	45.2%

Our pre-tax income and EBITDA increased for the first nine months of fiscal 2008, compared to the first nine months of fiscal 2007, primarily due to an 18% increase in net revenues, partially offset by a 2% increase in total expenses. The increased revenues were driven primarily by increased transaction-based revenue resulting from higher client trading volumes and, to a lesser extent, increased asset-based revenues resulting from higher average spread-based asset and fee-based investment balances and slightly higher net interest margin. The increase in total expenses was due primarily to spending on growth initiatives, partially offset by lower interest on borrowings and the first nine months of fiscal 2008 fully reflecting the operating cost synergies resulting from the TD Waterhouse acquisition. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For the three months ended June 30, 2008, asset-based revenues and transaction-based revenues accounted for 59% and 40% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our asset-based revenue metrics and trading activity metrics.
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

	Three months ended June 30,		Increase/	Nine months ended June 30,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Average interest-earning assets	$15,772	$15,429	$343	$15,698	$14,491	$1,207
Average money market deposit account balances	15,619	15,261	358	15,460	14,801	659

Average spread-based assets	$31,391	$30,690	$701	$31,158	$29,292	$1,866

Net interest revenue	$131.9	$138.9	$(7.0)	$418.9	$414.5	$4.4
Money market deposit account fee revenue	155.7	134.6	21.1	467.6	399.7	67.9

Spread-based revenue	$287.6	$273.5	$14.1	$886.5	$814.2	$72.3

Net interest margin (NIM)	3.62%	3.53%	0.09%	3.74%	3.65%	0.09%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended June 30,		Increase/	Nine months ended June 30,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Segregated cash	$—	$8.8	$(8.8)	$0.2	$26.9	$(26.7)
Client margin balances	117.3	151.2	(33.9)	415.2	454.6	(39.4)
Securities borrowing	46.1	92.7	(46.6)	186.8	251.9	(65.1)
Other cash and interest-earning investments	9.4	6.2	3.2	26.7	18.3	8.4
Client credit balances	(4.8)	(13.5)	8.7	(21.9)	(40.1)	18.2
Securities lending	(36.1)	(106.5)	70.4	(188.1)	(297.1)	109.0

Net interest revenue	$131.9	$138.9	$(7.0)	$418.9	$414.5	$4.4

	Average Balance			Average Balance
	Three months ended June 30,		%	Nine months ended June 30,		%
	2008	2007	Change	2008	2007	Change
Segregated cash	$9	$682	(99%)	$10	$686	(99%)
Client margin balances	8,200	7,442	10%	8,288	7,413	12%
Securities borrowing	5,921	6,800	(13%)	6,213	5,917	5%
Other cash and interest-earning investments	1,642	505	225%	1,187	475	150%

Interest-earning assets	$15,772	$15,429	2%	$15,698	$14,491	8%

Client credit balances	$4,666	$3,510	33%	$4,214	$3,432	23%
Securities lending	8,645	9,158	(6%)	9,108	8,288	10%

Interest-bearing liabilities	$13,311	$12,668	5%	$13,322	$11,720	14%

	Average Yield (Cost)		Net Yield	Average Yield (Cost)		Net Yield
	Three months ended June 30,		Increase/	Nine months ended June 30,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Segregated cash	2.03%	5.08%	(3.05%)	3.23%	5.15%	(1.92%)
Client margin balances	5.66%	8.04%	(2.38%)	6.58%	8.06%	(1.48%)
Securities borrowing	3.08%	5.39%	(2.31%)	3.95%	5.59%	(1.64%)
Other cash and interest-earning investments	2.25%	4.91%	(2.66%)	2.94%	5.05%	(2.11%)
Client credit balances	(0.40%)	(1.52%)	1.12%	(0.68%)	(1.53%)	0.85%
Securities lending	(1.65%)	(4.60%)	2.95%	(2.71%)	(4.71%)	2.00%

Net interest revenue	3.31%	3.56%	(0.25%)	3.51%	3.76%	(0.25%)
The following tables set forth key metrics that we use in analyzing other asset-based revenues (dollars in millions):

	Fee Revenue			Fee Revenue
	Three months ended June 30,		Increase/	Nine months ended June 30,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Money market deposit account fees	$155.7	$134.6	$21.1	$467.6	$399.7	$67.9
Investment product fees	$77.6	$60.7	$16.9	$223.2	$169.8	$53.4

	Average Balance			Average Balance
	Three months ended June 30,		%	Nine months ended June 30,		%
	2008	2007	Change	2008	2007	Change
Money market deposit account fees	$15,619	$15,261	2%	$15,460	$14,801	4%
Investment product fees	$78,346	$50,970	54%	$69,216	$47,963	44%

	Average Yield			Average Yield
	Three months ended June 30,		Increase/	Nine months ended June 30,		Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Money market deposit account fees	3.94%	3.49%	0.45%	3.97%	3.55%	0.42%
Investment product fees	0.39%	0.47%	(0.08%)	0.42%	0.47%	(0.05%)

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended June 30,		%	Nine months ended June 30,		%
	2008	2007	Change	2008	2007	Change
Total trades (in millions)	19.05	15.42	24%	58.36	45.74	28%
Average commissions and transaction fees per trade	$13.07	$12.91	1%	$12.92	$12.85	1%
Average client trades per day	297,588	244,823	22%	310,432	245,259	27%
Average client trades per account (annualized)	11.0	9.7	13%	11.8	9.7	22%
Activity rate	4.4%	3.9%	13%	4.7%	3.9%	21%
Trading days	64.0	63.0	2%	188.0	186.5	1%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended June 30,		%	Nine months ended June 30,		%
	2008	2007	Change	2008	2007	Change
Total accounts (beginning of period)	6,731,000	6,230,000	8%	6,380,000	6,191,000	3%
New accounts opened	148,000	152,000	(3%)	511,000	427,000	20%
Accounts purchased	—	—	N/A	102,000	—	N/A
Accounts closed	(69,000)	(61,000)	13%	(183,000)	(297,000)	(38%)

Total accounts (end of period)	6,810,000	6,321,000	8%	6,810,000	6,321,000	8%

Percentage change during period	1%	1%		7%	2%

Funded accounts (beginning of period)	4,814,000	4,459,000	8%	4,597,000	4,363,000	5%
Funded accounts (end of period)	4,868,000	4,585,000	6%	4,868,000	4,585,000	6%
Percentage change during period	1%	3%		6%	5%
Client assets (beginning of period, in billions)	$306.1	$282.2	8%	$302.7	$261.7	16%
Client assets (end of period, in billions)	$309.2	$297.2	4%	$309.2	$297.2	4%
Percentage change during period	1%	5%		2%	14%
Net new assets (in billions)	$4.0	$1.8	122%	$20.0	$9.6	108%
In connection with our purchase of Fiserv Trust Company on February 4, 2008, we acquired approximately 102,000 total accounts, approximately 81,000 funded accounts and approximately $25 billion in client assets.
Funded accounts are all open client accounts with a total liquidation value greater than zero, except clearing accounts. Total accounts are all open client accounts (funded and unfunded), except clearing accounts.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended June 30,		%	Nine months ended June 30,		%
	2008	2007	Change	2008	2007	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$248.9	$199.1	25%	$754.0	$588.0	28%

Asset-based revenues:
Interest revenue	174.9	259.3	(33%)	636.0	752.9	(16%)
Brokerage interest expense	(43.0)	(120.4)	(64%)	(217.1)	(338.4)	(36%)

Net interest revenue	131.9	138.9	(5%)	418.9	414.5	1%
Money market deposit account fees	155.7	134.6	16%	467.6	399.7	17%
Investment product fees	77.6	60.7	28%	223.2	169.8	31%

Total asset-based revenues	365.2	334.2	9%	1,109.8	984.0	13%

Other	9.6	8.5	12%	24.3	29.7	(18%)

Net revenues	623.6	541.8	15%	1,888.1	1,601.7	18%

Expenses:
Employee compensation and benefits	129.0	114.7	13%	367.2	321.4	14%
Fair value adjustments of compensation-related derivative instruments	—	(1.3)	100%	0.8	(1.8)	N/A
Clearing and execution costs	11.1	23.6	(53%)	32.5	66.5	(51%)
Communications	17.9	17.7	1%	52.9	64.5	(18%)
Occupancy and equipment costs	24.0	22.2	8%	74.3	64.6	15%
Depreciation and amortization	9.8	6.1	62%	26.4	19.2	37%
Amortization of acquired intangible assets	15.3	13.6	13%	43.8	40.8	7%
Professional services	29.0	17.2	68%	76.8	64.0	20%
Interest on borrowings	16.3	29.6	(45%)	62.7	90.8	(31%)
Other	6.4	10.7	(40%)	37.5	38.6	(3%)
Advertising	36.7	33.0	11%	129.5	115.1	12%

Total expenses	295.7	287.3	3%	904.3	883.8	2%

Income before other income and income taxes	327.9	254.5	29%	983.8	717.9	37%
Other income:
Gain on sale of investments	0.3	—	N/A	0.9	5.7	(84%)

Pre-tax income	328.2	254.5	29%	984.8	723.6	36%
Provision for income taxes	123.8	95.8	29%	352.8	278.2	27%

Net income	$204.4	$158.7	29%	$631.9	$445.5	42%

Other information:
Number of interest days in period	91	91	0%	274	274	0%
Effective income tax rate	37.7%	37.7%		35.8%	38.4%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.
Three-Month Periods Ended June 30, 2008 and 2007
Net Revenues
Commissions and transaction fees increased 25% to $248.9 million, primarily due to higher average client trades per day. Total trades increased 24%, as average client trades per day increased 22% to 297,588 for the third quarter of fiscal 2008 compared to 244,823 for the third quarter of fiscal 2007; and there was one more trading day during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Average client trades per account (annualized) were 11.0 for the third quarter of fiscal 2008 compared to 9.7 for the third quarter of fiscal 2007. Average commissions and transaction fees per trade increased 1% to $13.07 per trade for the third quarter of fiscal 2008 from $12.91 for the third quarter of fiscal 2007, primarily due to higher percentages of option and fixed income trades during the third quarter of fiscal 2008. We expect average commissions and transaction fees to decrease slightly to between $12.45 and $12.95 per trade during the fourth quarter of fiscal 2008, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to decrease to between $180.9 million and $229.3 million for the fourth quarter of fiscal 2008, primarily due to lower expected average client trading volume of between 230,000 and 280,000 trades per day. Actual fourth quarter revenues from commissions and transaction fees will depend on the actual volume of client trading activity, average commissions and transaction fees per trade and other factors.

Net interest revenue decreased 5% to $131.9 million, due primarily to a decrease of 238 basis points on the average yield earned on client margin balances and a $673 million decrease in average segregated cash balances for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. These decreases were partially offset by a $23.8 million increase in net interest revenue from our securities borrowing/lending program, a 10% increase in average client margin balances, $4.1 million of net interest revenue on balances resulting from the Fiserv Trust Company acquisition and a decrease of 112 basis points in the average interest rate paid on client credit balances in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. We expect net interest revenue to range between $128.1 million and $133.2 million for the fourth quarter of fiscal 2008.
MMDA fees increased 16% to $155.7 million, due primarily to a 2% increase in average MMDA balances and an increase of 45 basis points in the average net yield earned on the client MMDA assets during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. We expect money market deposit account fees to increase slightly to between $158.7 million and $166.8 million for the fourth quarter of fiscal 2008, due to slightly higher expected average MMDA balances.
Investment product fees increased 28% to $77.6 million, primarily due to a 54% increase in average fee-based investment balances, partially offset by a slightly lower average yield earned in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The lower average yield is primarily due to balances acquired during the second quarter of fiscal 2008 from Fiserv Trust Company earning a lower average yield as compared to the average yield earned on legacy TD AMERITRADE balances. We expect investment product fees to range between $74.7 million and $91.6 million for the fourth quarter of fiscal 2008.
Other revenues increased 12% to $9.6 million. We expect other revenues to decrease to between $5.1 million and $9.1 million for the fourth quarter of fiscal 2008.
Expenses
Total expenses increased by 3% to $295.7 million during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, as described below. We expect total expenses to range between $291.0 million and $314.5 million for the fourth quarter of fiscal 2008.
Employee compensation and benefits expense increased 13% to $129.0 million, due primarily to the increased headcount associated with our growth initiatives and higher incentive-based compensation related to actual Company and individual performance compared to the third quarter of fiscal 2007. Full-time equivalent employees increased to 4,611 at June 30, 2008 from 3,760 at June 30, 2007.
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
Clearing and execution costs decreased 53% to $11.1 million, due primarily to cost reductions associated with the completion of the conversion of legacy TD Waterhouse clients to the legacy Ameritrade clearing platform during the third quarter of fiscal 2007.
Communications expense increased 1% to $17.9 million, due primarily to approximately $3.7 million of favorable settlements with exchanges related to quote costs for the legacy TD Waterhouse business during the third quarter of fiscal 2007. The effect of the favorable settlements was mostly offset by the elimination of duplicate telephone, quotes and market information costs during the third quarter of fiscal 2008, resulting from the completion of the TD Waterhouse integration during the third quarter of fiscal 2007.
Occupancy and equipment costs increased 8% to $24.0 million as we continue to invest in our technology infrastructure and facilities as part of our growth initiatives.
Depreciation and amortization increased 62% to $9.8 million, due primarily to increased depreciation on leasehold improvements and technology infrastructure upgrades as part of our growth initiatives.
Amortization of acquired intangible assets increased 13% to $15.3 million, due to increased amortization on client relationships related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008.
Professional services increased 68% to $29.0 million, primarily due to fees incurred under the transition services agreements related to the acquisition of Fiserv Trust Company during the third quarter of fiscal 2008. In addition, we had higher usage of consulting and contract services during the third quarter of fiscal 2008 in connection with new product development and technology infrastructure upgrades related to our growth initiatives.
Interest on borrowings decreased 45% to $16.3 million, due primarily to lower average debt outstanding and lower average interest rates paid on our long-term debt during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Our average debt outstanding was approximately $1.5 billion during the third quarter of fiscal 2008, compared to $1.7 billion for the third quarter of fiscal 2007.
Other expenses decreased 40% to $6.4 million, due primarily to the effect of favorable litigation settlements and lower bad debt expense in the third quarter of fiscal 2008.
Advertising expense increased 11% to $36.7 million, primarily due to increased spending during the third quarter of fiscal 2008 in response to competitive market share opportunities. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Our effective income tax rate was 37.7% for both the third quarter of fiscal 2008 and fiscal 2007. We expect our effective income tax rate to be approximately 38% for the remainder of fiscal 2008. However, we expect that our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), will result in increased volatility in our quarterly and annual effective income tax rate because FIN No. 48 requires that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
Nine-Month Periods Ended June 30, 2008 and 2007
Net Revenues
Commissions and transaction fees increased 28% to $754.0 million, primarily due to higher average client trades per day. Total trades increased 28%, as average client trades per day increased 27% to 310,432 for the first nine months of fiscal 2008 compared to 245,259 for the first nine months of fiscal 2007; and there were 1.5 more trading days during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Average client trades per account (annualized) were 11.8 for the first nine months of fiscal 2008 compared to 9.7 for the first nine months of fiscal 2007. Average commissions and transaction fees per trade increased to $12.92 per trade for the first nine months of fiscal 2008 from $12.85 for the first nine months of fiscal 2007, due primarily to higher percentages of option and fixed income trades and higher payment for order flow revenue during the first nine months of fiscal 2008. This was partially offset by the closing of our three Investment Centers during December 2006. The Investment Centers sold products such as load mutual funds and fixed income products that generated higher average commissions and transaction fees per trade than our core business.
Net interest revenue increased 1% to $418.9 million, due primarily to a 12% increase in average client margin balances, a $43.9 million increase in net interest revenue from our securities borrowing/lending program, $8.0 million of net interest revenue on balances resulting from the Fiserv Trust Company acquisition and a decrease of 85 basis points in the average interest rate paid on client credit balances in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The increase was partially offset by a decrease of 148 basis points on the average yield earned on client margin balances and a $676 million decrease in average segregated cash balances for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.
MMDA fees increased 17% to $467.6 million, due primarily to a 4% increase in average MMDA balances and an increase of 42 basis points in the average net yield earned on the client MMDA assets during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.
Investment product fees increased 31% to $223.2 million, primarily due to a 44% increase in average fee-based investment balances compared to the first nine months of fiscal 2007. The increase was partially offset by a slightly lower average yield earned on fee-based investment balances during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.
Other revenues decreased 18% to $24.3 million, due primarily to lower fees from corporate reorganizations of issuers during the first nine months of fiscal 2008 and the effect of $2.3 million of net gains on investments held at our broker-dealer subsidiaries during the first nine months of fiscal 2007.
Expenses
Employee compensation and benefits expense increased 14% to $367.2 million, due primarily to the increased headcount associated with our growth initiatives and higher incentive-based compensation related to actual Company and individual performance compared to the first nine months of fiscal 2007.

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
Clearing and execution costs decreased 51% to $32.5 million, due primarily to cost reductions associated with the completion of the clearing conversion during the third quarter of fiscal 2007.
Communications expense decreased 18% to $52.9 million, due primarily to the elimination of duplicate telephone, quotes and market information costs resulting from the completion of the TD Waterhouse integration.
Occupancy and equipment costs increased 15% to $74.3 million as we continue to invest in our technology infrastructure and due to the effect of a favorable legacy TD Waterhouse litigation settlement of $4.6 million in the first nine months of fiscal 2007.
Depreciation and amortization increased 37% to $26.4 million, due primarily to increased depreciation on leasehold improvements and technology infrastructure related to our growth initiatives and increased software amortization related to recently acquired functionality.
Amortization of acquired intangible assets increased 7% to $43.8 million, due to increased amortization on client relationships related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008.
Professional services increased 20% to $76.8 million, primarily due to higher usage of consulting and contract services during the first nine months of fiscal 2008 in connection with new product development and technology infrastructure upgrades related to our growth initiatives and due to fees incurred under the transition services agreements related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008. This was partially offset by consulting and contract services incurred during the first nine months of fiscal 2007 in connection with the TD Waterhouse integration, which was completed during the third quarter of fiscal 2007.
Interest on borrowings decreased 31% to $62.7 million, due primarily to lower average debt outstanding and lower average interest rates paid on our long-term debt during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Our average debt outstanding was approximately $1.5 billion during the first nine months of 2008, compared to $1.7 billion for the first nine months of fiscal 2007.
Other expenses decreased 3% to $37.5 million, due primarily to the effect of favorable litigation settlements and lower regulatory dues and licensing fees, partially offset by higher client-related trading losses in the first nine months of fiscal 2008.
Advertising expense increased 12% to $129.5 million, primarily due to increased spending during the first nine months of fiscal 2008 in response to competitive market share opportunities.
Our effective income tax rate decreased to 35.8% for the first nine months of fiscal 2008 compared to 38.4% for the first nine months of fiscal 2007. The effective income tax rate for the first nine months of fiscal 2008 was lower due primarily to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted our earnings for the first nine months of fiscal 2008 by approximately $0.03 per share.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2008 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2008 primarily from our earnings and cash on hand. In addition, we may utilize our revolving credit facility or issue equity or debt securities.
Dividends from our subsidiaries are a source of liquidity for the parent company. Our broker-dealer subsidiaries are subject to requirements of the SEC and the Financial Industry Regulatory Authority (“FINRA”) relating to liquidity, capital standards and the use of client funds and securities. Our trust company subsidiaries are subject to various capital requirements administered by the federal banking agencies and by the states in which they are chartered. These requirements may limit the funds available for the payment of dividends to the parent company.
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
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is a non-GAAP financial measure. We define liquid assets as the sum of a) corporate cash and cash equivalents, b) corporate short-term investments and c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 120% of the minimum dollar net capital requirement. We include the excess regulatory net capital of our broker-dealer subsidiaries in liquid assets, rather than simply including broker-dealer cash and cash equivalents, because regulatory net capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Cash and cash equivalents from our trust and investment advisory subsidiaries is excluded from liquid assets because the cash and cash equivalents from these subsidiaries is generally not available for corporate purposes. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

	June 30,	September 30,
	2008	2007	Change
Cash and cash equivalents	$1,928,757	$413,787	$1,514,970
Less: Broker-dealer cash and cash equivalents	(417,559)	(183,103)	(234,456)
Trust company cash and cash equivalents	(1,388,021)	(2,117)	(1,385,904)
Investment advisory cash and cash equivalents	(10,429)	(7,592)	(2,837)

Corporate cash and cash equivalents	112,748	220,975	(108,227)

Plus: Corporate short-term investments	—	76,800	(76,800)
Excess broker-dealer regulatory net capital	547,679	314,280	233,399

Liquid assets	$660,427	$612,055	$48,372

The increase in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2007	$612,055

Plus: Pre-tax income	984,766
Cash provided by stock option exercises	13,282
Proceeds from the sale of other investments available-for-sale	5,227

Less: Cash paid to acquire Fiserv Trust Company	(271,870)
Income taxes paid	(433,294)
Purchase of property and equipment	(77,243)
Purchase of treasury stock	(65,636)
Principal payments on long-term debt and capital lease obligations	(27,394)
Other changes in working capital and regulatory net capital	(79,466)

Liquid assets as of June 30, 2008	$660,427

Stock Repurchase Program
On August 2, 2006, our board of directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. During the third quarter of fiscal 2008, we repurchased approximately 0.9 million shares under the program at a weighted average purchase price of $17.78 per share. From the inception of the program through June 30, 2008, we have repurchased approximately 22.7 million shares at a weighted average purchase price of $17.24 per share.
Contractual Obligations
Our income taxes payable increased from approximately $76.8 million as of September 30, 2007 to approximately $144.0 million as of June 30, 2008. Income taxes payable as of June 30, 2008 primarily consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under PART I – FINANCIAL INFORMATION, Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 8 – COMMITMENTS AND CONTINGENCIES and “Money Market Deposit Account Agreement” under Note 10 – RELATED PARTY TRANSACTIONS. The MMDA agreement accounts for a significant percentage of our revenues (25% of our net revenues for the nine months ended June 30, 2008) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
NEW ACCOUNTING PRONOUNCEMENTS
FIN No. 48 became effective for the Company on October 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement approach for a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings. For additional information regarding the adoption of FIN No. 48, see PART I – FINANCIAL INFORMATION, Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5 — INCOME TAXES.
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
Interest Rate Risk
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our MMDA sweep arrangement with TD Bank USA, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.
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
The simulations assume that the asset and liability structure of the Condensed Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations based on our financial position as of June 30, 2008 indicate that a gradual 1% (100 basis point) increase in interest rates over a 12-month period would result in approximately $22 million more pre-tax income, while a gradual 1% (100 basis point) decrease in interest rates over a 12-month period would result in approximately $30 million less pre-tax income.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Spam Litigation – A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that TDA Inc. disclosed, inadvertently or intentionally, the e-mail addresses of account holders to spammers, who then sent the account holders e-mail solicitations promoting certain stocks. The complaint includes claims of alleged violations of California and federal statutes and alleged breach of fiduciary duty and requests injunctive and other equitable relief and damages. As disclosed in a press release dated September 14, 2007, the Company discovered and eliminated unauthorized code from its systems that allowed access to an internal database. The discovery was made as the result of an internal investigation of stock-related spam. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations over the last 12 months and reports that it continues to find no evidence of identity theft. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit.
The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. A hearing on a motion requesting preliminary approval of the proposed settlement was held on June 12, 2008. At the hearing, one of the three plaintiffs objected to the proposed settlement. The Court entered an order denying the motion for preliminary approval without prejudice and directed the parties to provide supplemental information to assist the Court in evaluating the proposed settlement. On July 10, 2008, TDA Inc. and two of the plaintiffs provided supplemental information in response to the Court’s direction and in further support of the proposed settlement. The Court has scheduled a case conference for September 15, 2008.
Auction Rate Securities Matters – Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints have been filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The first case, filed on March 19, 2008, is captioned Humphrys v. TD Ameritrade Holding Corp. et al. The second case, filed on April 17, 2008, is captioned Silverstein v. TD Ameritrade Holding Corp. et al. Both complaints were filed on behalf of customers who purchased ARS between March 19, 2003 and February 13, 2008. The complaints seek an unspecified amount of compensatory damages, injunctive relief, interest and attorneys’ fees. Both cases are pending in the U.S. District Court for the Southern District of New York. A motion has been filed by some plaintiffs requesting that the proceedings in the lawsuits against the various financial services firms in effect be consolidated before one judge. The Company and defendants and several plaintiffs in other cases have filed oppositions to the motion. The Company has asserted in its opposition that it is in a significantly different position than a number of other financial services firms because the Company did not act as an underwriter of ARS, did not act as a manager of any auctions and did not act as a market maker for ARS. The motion is pending.
The SEC and other regulatory authorities are conducting investigations regarding the sale of ARS. TDA Inc. has received a subpoena and other requests for documents and information from the regulatory authorities. The Company is cooperating with the investigations and requests. As of June 30, 2008, the Company’s clients hold ARS with an aggregate par value of approximately $1.2 billion in TDA Inc. accounts.
Other Legal and Regulatory Matters – The Company is subject to lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. Management believes the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome of these matters.
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
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2007.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
April 1, 2008 - April 30, 2008	530,000	$17.41	530,000	9,741,200
May 1, 2008 - May 31, 2008	205,000	$18.04	205,000	9,536,200
June 1, 2008 - June 30, 2008	195,000	$18.49	195,000	9,341,200

Total — Three months ended June 30, 2008	930,000	$17.78	930,000	9,341,200

Our common stock repurchase program was authorized on August 2, 2006. Our board of directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. This program is the only program currently in effect and there were no programs that expired during the third quarter of fiscal 2008.
Item 6. — Exhibits
2.1	Stock Purchase Agreement, dated May 24, 2007, between TD AMERITRADE Online Holdings Corporation and Fiserv, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q filed on August 7, 2007)

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Employment Agreement, as amended and restated, effective as of June 11, 2008, between Joseph H. Moglia and TD AMERITRADE Holding Corporation

10.2	Employment Agreement, as amended and restated, effective as of May 16, 2008, between Fredric J. Tomczyk and TD AMERITRADE Holding Corporation

10.3	Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD AMERITRADE Holding Corporation

10.4	Amendment to Employment Agreement, dated as of April 24, 2008, between T. Christian Armstrong and TD AMERITRADE Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Joseph H. Moglia, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2008

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ JOSEPH H. MOGLIA
Joseph H. Moglia
Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)