Form 10-K
period 2008-09-30
TD AMERITRADE HOLDING CORP
filed 2008-11-26
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.7 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 31, 2008, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 14, 2008 was 591,748,475 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the registrant’s 2009 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD AMERITRADE HOLDING CORPORATION

Unless otherwise indicated, references to “we,” “us,” “Company,” or “TD AMERITRADE” mean TD AMERITRADE Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended September 30 (for fiscal years 2008 and 2007) or the last Friday of September (for fiscal years prior to 2007). References to the “parent company” mean TD AMERITRADE Holding Corporation.

PART I

Item 1.	Business

Form of Organization

The Company was established in 1971 as a local investment banking firm and began operations as a retail discount securities brokerage firm in 1975. The Company is a Delaware corporation.

Mission Statement

In the U.S., we want to be . . .

•	The investment firm of choice for the typical family.

•	One of the best-run companies.

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

We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access; and commitment on the speed of order execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, average daily trading volume and total assets in client accounts. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost-efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the TD AMERITRADE brand.

Strategy

We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of client assets by providing superior offerings to long-term investors, RIAs, and active traders. We strive to enhance the client experience by providing sophisticated asset management products and services, enhanced technological capabilities that enable self-directed investors to trade and invest in new asset classes and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•	Focus on retail brokerage services. We plan to focus on attracting active traders, long-term investors and RIAs to our retail brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services.

•	Provide a comprehensive long-term investor solution. We continue to expand our suite of diversified investment products and services to best serve investors’ needs. We help clients make investment decisions by providing simple-to-use investment tools and objective research, guidance and education.

•	Maintain industry leadership and market share with active traders. We help traders make better-informed investment decisions by offering fast access to markets, insight into market trends and innovative tools such as strategy back-testing and comprehensive options research and trading capabilities.

•	Continue to be a leader in the RIA industry. We provide RIAs with comprehensive brokerage and custody services supported by our robust integrated technology platform, customized personal service and practice management solutions.

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very robust online experience for long-term investors and active traders. Our low-cost, scalable platform provides speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to add a significant number of transactions while incurring minimal additional fixed costs.

•	Continue to be a low-cost provider of quality services. Our operating expense per trade is among the lowest of any of our publicly-traded competitors. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial flexibility.

•	Continue to differentiate our offerings through innovative technologies and service enhancements. We have been an innovator in our industry over our 30-year history. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by tailoring our features and functionality to meet their specific needs.

•	Leverage the TD AMERITRADE brand. We believe that we have a superior brand identity and that our advertising has established TD AMERITRADE as a leading brand in the retail brokerage market.

•	Continue to aggressively pursue growth through acquisitions. When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities.

On February 4, 2008, we purchased a portion of Fiserv, Inc.’s (“Fiserv”) investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. The acquisition added approximately $25 billion in client assets to TD AMERITRADE, including $15 billion held in more than 75,000 accounts managed by approximately 500 independent RIAs and $10 billion held in more than 2,000 plans administered by 80 independent third party administrators (TPAs). This acquisition is discussed in further detail in Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: Note 2 — Business Combinations.

On January 24, 2006, we acquired the U.S. brokerage business of TD Waterhouse Group, Inc. (“TD Waterhouse”) from The Toronto-Dominion Bank (“TD”). The transaction combined highly complementary franchises to create a retail broker with the scale, breadth and financial strength to be a leading player in the increasingly competitive and consolidating investor services industry. The acquisition of TD Waterhouse provided us with a national network of over 100 branches, as well as relationships with one of the largest groups of independent RIAs. We also now provide our clients with a Federal Deposit Insurance Corporation (“FDIC”)-insured money market sweep alternative for their cash through an arrangement with TD Bank USA, N.A. This acquisition is discussed in further detail under the heading “Acquisition of TD Waterhouse” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Client Offerings

We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:

•	TD AMERITRADE® is our core offering for self-directed retail investors. We offer sophisticated tools and services, including Streamer Suite,tm TD AMERITRADE command center, SnapTicket,tm Trade Triggers,tm QuoteScope,tm Advanced Analyzer,tm Market Motion Detector, Pattern Matcher,tm StrategyDesktm and

WealthRuler.tm We offer Ameritrade Apextm for clients who place an average of five trades per month over a three-month period or have a $100,000 total account value. Apex clients receive free access to services that are normally available on a subscription basis and access to exclusive services and content.

•	TD AMERITRADE Institutional is a leading provider of comprehensive brokerage and custody services to more than 4,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to run their practices more effectively and efficiently while optimizing time with clients. Additionally, TD AMERITRADE Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses while helping their clients reach their financial goals.

•	TD AMERITRADE Izone serves self-directed traders who are willing to forgo traditional support and service in favor of a purely electronic brokerage experience and lower commissions.

•	Amerivesttm is an online advisory service that develops a portfolio of exchange-traded funds (“ETFs”) to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on our proprietary automated five-step process centered on an investor’s goals and risk tolerance.

•	TDX Independence ETFs were launched in October 2007. Our subsidiary, Amerivest Investment Management, LLC, is a sub-advisor to XShares Advisors LLC for TDX Independence Funds, Inc. TDX Independence Funds, Inc. is an investment company that provides diversified goal-based investing options through five “lifecycle” ETFs. The target-date funds begin by focusing on asset growth through a higher weighting of stocks, shifting to capital preservation over time through historically less risky allocations, thus creating what we believe to be the first “lifecycle” ETFs. These ETFs seek to replicate certain “lifecycle” indexes created by Zacks Investment Research.

•	TD AMERITRADE Corporate Services provides self-directed brokerage services to employees and executives of corporations, either directly in partnership with the employer or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants.

Products and Services

We strive to provide the best value of retail brokerage services to our clients. The products and services available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Exchange-Traded Funds. ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except they trade the same way that a stock trades, on a stock exchange. We have launched an online resource dedicated to ETFs, offering tools, education and information for active and long-term investors seeking alternatives for pursuing their investment strategies.

•	Option trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our trading platform.

•	Mutual funds. Clients can compare and select from a portfolio of over 13,000 mutual funds from leading fund families, including a broad range of no-transaction-fee (NTF) funds. Clients can also easily exchange funds within the same mutual fund family.

•	Fixed income. We offer our clients access to a variety of Treasury, corporate, government agency and municipal bonds, as well as mortgage-backed securities and certificates of deposit.

•	Margin lending. We extend credit to clients that maintain margin accounts.

•	Cash management services. Through third-party banking relationships, we offer money market deposit accounts and money market mutual funds to our clients as cash sweep alternatives. We also offer checking and ATM services through these relationships.

We provide our clients with an array of channels to access our products and services. These include the Internet, our network of retail branches, wireless telephone or personal digital assistant, interactive voice response and registered representatives via telephone.

Client Service and Support

We strive to provide the best client service in the industry as measured by: (1) speed of response time to telephone calls, (2) turnaround time responding to client inquiries and (3) client satisfaction with the account relationship.

We endeavor to optimize our highly-rated client service by:

•	Ensuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, a majority of whom hold a Series 7 license;

•	Tailoring client service to the particular expectations of the clients of each of our client segments and

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients’ securities trading and related activities.

We provide access to client service and support through the following means:

•	Web sites. Our Web sites provide basic information on how to use our services as well as an in-depth education center that includes a guide to online investing and an encyclopedia of finance. Ted, our Virtual Investment Consultant, is a new tool on our Web sites that allows certain retail clients to interact with a virtual representative to ask questions regarding our products, tools and services.

•	Branches. We offer a nationwide network of over 100 retail branches, located primarily in large metropolitan areas.

•	E-mail. Clients are encouraged to use e-mail to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail; however, we strive to respond within four hours after receiving the original message.

•	Telephone. For clients who choose to call or whose inquiries necessitate calling one of our client service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering and directing of calls to the proper department. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client’s account data when the call is received. Client service representatives are available 24 hours a day, seven days a week (excluding market holidays).

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

We currently have the capacity to process approximately 800,000 trades per day and approximately 33,000 client login connections per second. During fiscal 2008, our clients averaged approximately 312,000 trades per day. Our greatest number of average client trades per day for a single month occurred in October 2008, when clients averaged approximately 411,000 trades per day. The greatest number of trades our clients have made in a single day is 648,000.

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

Clearing Operations

Our subsidiary, TD AMERITRADE Clearing, Inc. (“TDA Clearing”) provides clearing and execution services to our introducing broker-dealer subsidiary, TD AMERITRADE, Inc. (“TDA Inc.”). Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. Our clearing broker-dealer subsidiary provides the following back office functions:

•	Maintaining client accounts;

•	Extending credit in a margin account to the client;

•	Engaging in securities lending and borrowing transactions;

•	Settling securities transactions with clearinghouses such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation;

•	Settling commissions and transaction fees;

•	Preparing client trade confirmations and statements;

•	Performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;

•	Possession, control and safeguarding funds and securities in client accounts;

•	Processing cash sweep transactions to and from money market deposit accounts and money market mutual funds;

•	Transmitting tax accounting information to the client and to the applicable tax authority and

•	Forwarding prospectuses, proxy materials and other shareholder information to clients.

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

The market for brokerage services, particularly electronic brokerage services, continues to evolve and is intensely competitive. We have seen intense competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include E*TRADE Financial Corporation, Charles Schwab & Co., Inc., Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms such as Merrill Lynch and Smith Barney, as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Regulation

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission (“SEC”) and to be members of FINRA. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiaries. Certain of our subsidiaries are also registered as investment advisors under the Investment Advisers Act of 1940. We are also subject to regulation in all 50 states and the District of Columbia, including registration requirements.

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

Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve System and FINRA. In general, these regulations provide that in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower or liquidate security positions.

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

Employees

As of September 30, 2008, we had 4,660 full-time equivalent employees. This number has increased from 3,882 full-time equivalent employees as of the end of fiscal 2007, due primarily to increased staffing associated with growth initiatives and the integration of Fiserv Trust Company. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for segment and geographic area financial information.

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

Substantially all of our revenues are derived from our securities brokerage business. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Recent events in global financial markets, including failures and government bailouts of large financial services companies, have resulted in substantial market volatility and increased client trading volume. However, any sustained downturn in general economic conditions or U.S. equity markets would likely result in reduced client trading volume and net revenues. For example, events such as the terrorist attacks in the United States on September 11, 2001 and the invasion of Iraq in 2003 resulted in periods of substantial market volatility and reductions in trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and have a material adverse effect on our profitability.

We have exposure to interest rate risk.

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our money market deposit account (“MMDA”) sweep arrangement with TD Bank USA, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

We have exposure to liquidity risk.

Our liquidity needs to support interest-earning assets are primarily met by client cash balances or financing created from our securities lending activities. A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing, such as borrowings on our uncommitted lines of credit. Because our broker-dealer lines of credit are uncommitted, there can be no assurance that such financing would be available. Our liquidity could be constrained by an inability to access the capital markets due to a variety of unforeseen market disruptions. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected.

Corporate cash invested in money market mutual funds is subject to liquidity risk in the event the fund sponsor is unable to honor redemption requests. For example, during fiscal 2008, we had substantial corporate cash invested in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. In September 2008, the net asset value of this fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. This has created short-term liquidity challenges as we await redemptions of our money market fund positions. On October 31, 2008, The Reserve redeemed approximately 51% of the shares of the fund. However, substantial delays in remaining redemptions could adversely affect our liquidity and require us to borrow on our holding company’s revolving line of credit or seek alternative financing.

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

We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. Extraordinary Internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of clients or a reduction in the growth of our client base;

•	increased operating expenses;

•	financial losses;

•	litigation or other client claims and

•	regulatory sanctions or additional regulatory burdens.

Our networks and client information could be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We, along with the financial services industry in general, have experienced losses related to clients’ login and password information being compromised while using public computers or due to vulnerabilities of clients’ private computers.

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

The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. There has been substantial price competition in the industry, including various free trade offers. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including E*TRADE Financial Corporation, Charles Schwab & Co., Inc., Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

The SEC, FINRA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or FINRA could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, then our operations that require capital could be limited. A large operating loss or charge against net capital could have a material adverse effect on our ability to maintain or expand our business.

Regulatory uncertainties could harm our business.

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

Various regulatory and enforcement agencies have been reviewing the following areas related to the brokerage industry:

•	sales practices and suitability of financial products and services;

•	auction rate securities;

•	money market mutual funds;

•	mutual fund trading;

•	client cash sweep arrangements;

•	regulatory reporting obligations;

•	risk management;

•	valuation of financial instruments;

•	best execution practices;

•	client privacy;

•	system security and safeguarding practices and

•	advertising claims.

These reviews could result in enforcement actions, new regulations or clarification of existing regulations, which could adversely affect our operations.

In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have adopted regulations regarding client privacy, system security and safeguarding practices and the use of client information by service providers. Additional laws and regulations relating to the Internet and safeguarding practices could be adopted in the future, including laws related to identity theft and regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations may be expensive and time-consuming and could limit our ability to use the Internet as a distribution channel, which would have a material adverse effect on our profitability.

We are subject to litigation and may not always be successful in defending against such claims.

We are subject to claims and lawsuits in the ordinary course of business, which can result in settlements, awards and injunctions. Litigation may include client-initiated claims related to the purchase or sale of investment securities. It is inherently difficult to predict the ultimate outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages. A substantial judgment, settlement, fine or penalty could have a material adverse effect on our results of operations or cash flows.

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

We cannot be certain that we will be able to continue to identify, consummate and successfully integrate strategic transactions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our revenues and profitability.

Risk Factors Relating to Owning Our Stock

The market price of our common stock could fluctuate significantly.

Our common stock, and the U.S. securities markets in general, experience significant price fluctuations. The market prices of securities of financial services companies, in particular, have been especially volatile. The price of our common stock has recently decreased substantially and could decrease further. In addition, because the market price of our common stock tends to fluctuate significantly, we could become the object of securities class action litigation, which could result in substantial costs and a diversion of management’s attention and resources and could have a material adverse effect on our business and the price of our common stock.

We are restricted by the terms of our senior credit facilities.

In connection with the acquisition of TD Waterhouse, we entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. These credit facilities contain various covenants and restrictions that may limit our ability to:

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

As of September 30, 2008, we had approximately $1.4 billion of long-term debt. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund these cash requirements, including our debt service obligations. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations, or fund required capital expenditures, could be materially and adversely affected.

TD and the Ricketts holders exercise significant influence over TD AMERITRADE.

As of September 30, 2008, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 39.9% and 21.8%, respectively, of the outstanding voting securities of TD AMERITRADE. TD is permitted under the terms of a stockholders agreement to own up to 39.9% of the outstanding shares of TD AMERITRADE common stock during the three years following the January 24, 2006 closing of the TD Waterhouse acquisition, up to 45% of the outstanding shares of TD AMERITRADE common stock for the remainder of the term of the stockholders agreement (a maximum of 10 years following the closing) and an unlimited number of shares of TD AMERITRADE following the termination of the stockholders agreement. The Ricketts holders are permitted under the terms of the stockholders agreement to own up to 29% of the outstanding shares of TD AMERITRADE. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of TD AMERITRADE stockholders. The stockholders agreement also provides that TD may designate five of the twelve members of the TD AMERITRADE board of directors and the Ricketts holders may designate three of the twelve members of the TD AMERITRADE board of directors, subject to adjustment based on their respective ownership positions in TD AMERITRADE. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before the TD AMERITRADE board. As a result of their significant share ownership in TD AMERITRADE, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to other TD AMERITRADE stockholders. In addition, the ownership position and governance rights of TD and the Ricketts holders could discourage a third party from proposing a change of control or other strategic transaction concerning

TD AMERITRADE. As a result, the common stock of TD AMERITRADE could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as TD’s and the Ricketts holders’ combined ownership interest.

Conflicts of interest may arise between TD AMERITRADE and TD, which may be resolved in a manner that adversely affects TD AMERITRADE’s business, financial condition or results of operations.

We transact business and have extensive relationships with TD and certain of its affiliates. During fiscal 2008, revenues related to money market sweep arrangements with TD and certain of its affiliates accounted for approximately 33% of our net revenues. Conflicts of interest may arise between TD AMERITRADE and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD AMERITRADE and the exercise by TD of its influence over the management and affairs of TD AMERITRADE. Some of the directors on the TD AMERITRADE board are persons who are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD AMERITRADE and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for TD AMERITRADE and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between TD AMERITRADE and TD. In addition, an independent committee of our board of directors reviews and approves transactions with TD and its affiliates. TD AMERITRADE and TD have not established any other formal procedures to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing potential conflicts would be resolved in a manner that does not adversely affect the business, financial condition or results of operations of TD AMERITRADE. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent TD AMERITRADE and TD from competing with each other to some degree in the future.

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

Our corporate headquarters is located in Omaha, Nebraska and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. In the Omaha metropolitan area, we also lease approximately 327,000 square feet of building space for administrative and operational facilities. The leases on these other Omaha-area locations expire on various dates from 2009 through 2019. We are currently establishing a new corporate campus comprised of six buildings in Omaha. The transition to the new campus is scheduled to take place in phases between fall 2008 and spring 2011.

We lease approximately 185,000 and 140,000 square feet of building space for additional operations centers in Jersey City, New Jersey and Ft. Worth, Texas, respectively. The Jersey City and Ft. Worth leases expire in 2015. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Missouri, New Jersey and Texas. We also lease over 100 branch offices located in large metropolitan areas in 34 states. We believe that our facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant has conducted four investigations since August 2007 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. A hearing on a motion requesting preliminary approval of the proposed settlement was held on June 12, 2008. The court denied the motion without prejudice. After additional submissions were made by the parties, the Court held a further hearing on October 7, 2008. The Court has not yet issued a ruling on the matter.

Auction Rate Securities Matters — Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints have been filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The putative class actions are captioned Humphrys v. TD Ameritrade Holding Corp. et al. and Silverstein v. TD Ameritrade Holding Corp. et al. The complaints seek an unspecified amount of compensatory damages, injunctive relief, interest and attorneys’ fees. Both cases are pending in the U.S. District Court for the Southern District of New York. A motion was filed by some plaintiffs requesting that the proceedings in the lawsuits against the various financial services firms in effect be consolidated for pretrial proceedings before one judge. The Company and parties in other cases filed oppositions to the motion. The Judicial Panel on Multidistrict Litigation denied the motion in October 2008.

The SEC and other regulatory authorities are conducting investigations regarding the sale of ARS. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. The Company is cooperating with the investigations and requests. As of September 30, 2008, the Company’s clients hold ARS with an aggregate par value of approximately $0.9 billion in TDA Inc. accounts.

Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (Primary Fund and International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but seeks to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which The Reserve announced are being liquidated. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering The Reserve funds to clients. TDA Inc. is cooperating with the investigations.

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2008.

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

	Common Stock Price
	For the Fiscal Year Ended September 30,
	2008		2007
	High	Low	High	Low

First Quarter	$21.13	$17.15	$19.69	$15.51
Second Quarter	$20.64	$15.06	$18.67	$14.80
Third Quarter	$19.68	$16.50	$21.31	$14.67
Fourth Quarter	$23.49	$16.00	$20.94	$13.82

The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 14, 2008 was $12.31 per share. As of that date there were 731 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 91,000 beneficial holders of our common stock.

Dividends

We have not declared or paid regular cash dividends on our common stock. In connection with our acquisition of TD Waterhouse in January 2006, we declared and paid a special cash dividend of $6.00 per share. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any other cash dividends in the foreseeable future. Our credit agreement prohibits the payment of cash dividends to our stockholders. The payment of any future dividends will be at the discretion of our board of directors, subject to the provisions of the credit agreement, and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under the Company’s equity compensation plans is contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The Company performance information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the Company performance information shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table set forth information comparing the cumulative total return through the end of the Company’s most recent fiscal year from a $100 investment on September 26, 2003 in the Company’s common stock, a broad-based stock index and the stocks comprising an industry peer group.

	Period Ended
Index	9/26/03	9/24/04	9/30/05	9/29/06	9/30/07	9/30/08
TD AMERITRADE Holding Corporation	100.00	97.58	179.37	206.23	199.34	182.38

S&P 500	100.00	113.32	127.71	141.49	164.75	128.55

Peer Group	100.00	82.41	130.64	166.96	175.74	183.78

The Peer Group is comprised of the following companies that have significant retail brokerage operations:

E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

July 1, 2008 — July 31, 2008	220,000	$18.05	220,000	9,121,200
August 1, 2008 — August 31, 2008	105,000	$20.26	105,000	9,016,200
September 1, 2008 — September 30, 2008	150,000	$18.89	150,000	8,866,200

Total — Three months ended September 30, 2008	475,000	$18.80	475,000	8,866,200

Our common stock repurchase program was authorized on August 2, 2006. Our board of directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. This is the only stock repurchase program currently in effect and there were no programs that expired during the fourth quarter of fiscal 2008.

Item 6.	Selected Financial Data

	Fiscal Year Ended(1)
	Sept. 30,	Sept. 30,	Sept. 29,	Sept. 30,	Sept. 24,
	2008	2007	2006(2)	2005	2004
	(In thousands, except per share amounts)

Consolidated Statements of Income Data:
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,017,456	$813,786	$738,380	$533,921	$571,526
Asset-based revenues:
Interest revenue	799,189	1,013,600	1,031,971	540,348	278,550
Brokerage interest expense	(249,616)	(455,467)	(335,820)	(141,399)	(41,861)

Net interest revenue	549,573	558,133	696,151	398,949	236,689
Money market deposit account fees	628,716	535,381	185,014	—	—
Investment product fees	309,420	232,177	140,699	25,188	21,425

Total asset-based revenues	1,487,709	1,325,691	1,021,864	424,137	258,114
Other revenues	32,191	37,469	43,287	45,095	50,473

Net revenues	2,537,356	2,176,946	1,803,531	1,003,153	880,113

Expenses:
Employee compensation and benefits	503,297	429,820	350,079	180,579	154,792
Fair value adjustments of compensation- related derivative instruments	764	(3,193)	(1,715)	—	—
Clearing and execution costs	44,620	79,681	73,049	26,317	30,610
Communications	69,564	82,173	65,445	35,663	39,853
Occupancy and equipment costs	101,787	84,294	74,638	43,411	42,353
Depreciation and amortization	36,899	26,237	21,199	10,521	11,066
Amortization of acquired intangible assets	59,275	54,469	42,286	13,887	12,158
Professional services	108,271	83,995	87,521	30,630	27,381
Interest on borrowings	78,447	118,173	93,988	1,967	2,581
Other	62,934	46,809	45,383	22,689	17,798
Advertising	173,296	145,666	164,072	92,312	100,364
Losses on money market funds	35,628	—	—	—	—
Fair value adjustments of investment-related derivative instruments	—	—	11,703	(8,315)	(17,930)

Total expenses	1,274,782	1,148,124	1,027,648	449,661	421,026

Income before other income and income taxes	1,262,574	1,028,822	775,883	553,492	459,087
Other income:
Gain on sale of investments	928	5,881	81,422	—	—

Pre-tax income	1,263,502	1,034,703	857,305	553,492	459,087
Provision for income taxes	459,585	388,803	330,546	213,739	176,269

Net income	$803,917	$645,900	$526,759	$339,753	$282,818

Earnings per share — basic	$1.35	$1.08	$0.97	$0.84	$0.68
Earnings per share — diluted	$1.33	$1.06	$0.95	$0.82	$0.66
Weighted average shares outstanding — basic	593,746	598,503	544,307	404,215	417,629
Weighted average shares outstanding — diluted	603,133	608,263	555,465	413,167	426,972
Dividends declared per share	$0.00	$0.00	$6.00	$0.00	$0.00

(1)	Fiscal 2005 was a 53-week year. All other periods presented are 52-week years.

(2)	The growth in our results of operations during fiscal 2006 was primarily due to our acquisition of TD Waterhouse Group, Inc. on January 24, 2006. This acquisition is discussed in further detail under the heading “Acquisition of TD Waterhouse” in Item 7.

	As of
	Sept. 30,	Sept. 30,	Sept. 29,	Sept. 30,	Sept. 24,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$674,135	$413,787	$363,650	$171,064	$137,392
Short-term investments	369,133	76,800	65,275	229,819	17,950
Segregated cash and investments	260,000	—	1,561,910	7,595,359	7,802,575
Receivable from clients, net	6,933,926	7,727,969	6,970,834	3,784,688	3,100,572
Total assets	15,951,522	18,092,327	16,558,469	16,417,110	15,277,021
Payable to clients	5,070,671	5,313,576	5,412,981	10,095,837	10,322,539
Long-term obligations	1,444,544	1,481,948	1,710,712	45,736	37,803
Stockholders’ equity	2,925,038	2,154,921	1,730,234	1,518,867	1,210,908

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues and other revenues; amounts of total expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and the impact of recently-issued accounting pronouncements.

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; increased competition; systems failures and capacity constraints; network security risks; our ability to service debt obligations; regulatory and legal uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

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

Client credit balances — Client cash held in brokerage accounts, excluding balances generated by client short sales on which no interest is paid. Interest paid on client credit balances is a reduction of net interest revenue. Client credit balances are included in “payable to clients” on our Consolidated Balance Sheets.

Client margin balances — The total amount of cash loaned to clients in margin accounts.  Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue. Client margin balances are included in “receivable from clients” on our Consolidated Balance Sheets.

Conduit-based assets — Deposits paid on securities borrowing associated with our conduit-based securities borrowing/lending business. In our conduit business, we act as an intermediary by borrowing securities from one counterparty and lending the same securities to another counterparty. We generally earn a net interest spread equal to the excess of interest earned on securities borrowing deposits over the interest paid on securities lending deposits.

EBITDA and EBITDA excluding investment gains — EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains are non-GAAP financial measures. We consider EBITDA and EBITDA excluding investment gains to be important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for our senior credit facilities. The consolidated leverage ratio determines the interest rate margin charged on the senior credit facilities. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA excluding investment gains also eliminates the effect of non-brokerage investment-related gains and losses that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

EPS excluding investment gains/losses — Earnings per share (“EPS”) excluding investment gains/losses is a non-GAAP financial measure. We define EPS excluding investment gains/losses as earnings (loss) per share, adjusted to remove the after-tax effect of non-brokerage investment-related gains and losses. We consider EPS excluding investment gains/losses an important measure of our financial performance. Gains/losses on non-brokerage investments and investment-related derivatives are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. EPS excluding investment gains/losses should be considered in addition to, rather than as a substitute for, GAAP earnings per share.

EPS from ongoing operations — EPS from ongoing operations is a non-GAAP financial measure. We define EPS from ongoing operations as earnings (loss) per share, adjusted to remove any significant unusual gains or charges. We consider EPS from ongoing operations an important measure of the financial performance of our ongoing business. Unusual gains and charges are excluded because we believe they are not likely to be indicative of the ongoing operations of our business. EPS from ongoing operations should be considered in addition to, rather than as a substitute for, GAAP earnings per share.

Expenses excluding advertising — Expenses excluding advertising is a non-GAAP financial measure. Expenses excluding advertising consists of total expenses, adjusted to remove advertising expense. We consider expenses excluding advertising an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and generally relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Expenses excluding advertising should be considered in addition to, rather than as a substitute for, total expenses.

Fee-based investment balances — Client assets invested in money market mutual funds, other mutual funds and Company programs such as AdvisorDirect® and Amerivest,tm on which we earn fee revenues. Fee revenues earned on these balances are included in investment product fees on our Consolidated Statements of Income.

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

Liquid assets — Liquid assets is a non-GAAP financial measure. We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 120% of the minimum dollar net capital requirement and (d) following the merger of our trust company subsidiaries in August 2008, Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in liquid assets, rather than simply including broker-dealer and trust cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust subsidiaries to the parent company. Prior to the merger of our trust subsidiaries in August 2008, excess capital from our trust subsidiaries was excluded from liquid assets because, due to regulatory limitations, it was generally not available for corporate purposes. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.

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

Money market deposit account (“MMDA”) fees — Revenues resulting from the Money Market Deposit Account agreement with TD Bank USA, N.A., a subsidiary of TD, which became effective upon the closing of our acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”). Under the MMDA agreement, TD Bank USA makes available to clients of our broker-dealer subsidiaries money market deposit accounts as designated sweep vehicles. With respect to the MMDA accounts, our broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA and as agent for clients. In exchange for these services, TD Bank USA pays our broker-dealer subsidiaries a fee based on the yield earned on the client MMDA assets (including any gains or losses from sales of investments), less the actual interest cost paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.

Net interest margin (“NIM”) — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue (excluding net interest revenue from conduit-based assets) and money market deposit account (MMDA) fees by average spread-based assets.

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

Net new assets — Consists of total client asset inflows, less total client asset outflows, excluding activity from business combinations. Client asset inflows include interest and dividend payments and exclude changes in client assets due to market fluctuations. Net new assets are measured based on the market value of the assets as of the date of the inflows and outflows.

Return on client assets (ROCA) — Annualized pre-tax income divided by average client assets during the period.

Securities borrowing — We borrow securities temporarily from other broker-dealers in connection with our broker-dealer business. We deposit cash as collateral for the securities borrowed, and generally earn interest revenue on the cash deposited with the counterparty.

Securities lending — We loan securities temporarily to other broker-dealers in connection with our broker-dealer business. We receive cash as collateral for the securities loaned, and generally incur interest expense on the cash deposited with us.

Segregated cash — Client cash and investments segregated in compliance with Rule 15c3-3 of the Securities Exchange Act of 1934 (the Customer Protection Rule) and other regulations. Interest earned on segregated cash is a component of net interest revenue.

Spread-based assets (formerly known as investable assets) — Client and brokerage-related asset balances, including client margin balances, segregated cash, money market deposit account (MMDA) balances, deposits paid on securities borrowing (excluding conduit-based assets) and other cash and interest earning investment balances. Spread-based assets is used in the calculation of our net interest margin.

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

Financial Statement Overview

We provide securities brokerage and clearing services to our clients through our introducing and clearing broker-dealers. Substantially all of our net revenues are derived from our brokerage activities and clearing and execution services. Our primary focus is serving retail clients and independent registered investment advisors by providing services with straightforward, affordable pricing.

Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client money market deposit account (“MMDA”) balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also receive payment for order flow, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Payment for order flow revenue is included in commissions and transaction fees on our Consolidated Statements of Income.

Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, stock-based compensation, group insurance, contributions to benefit programs, recruitment and other related employee costs. Fair value adjustments of compensation-related derivative instruments represent adjustments to equity swap agreements that were intended to economically offset TD Waterhouse stock-based compensation (assumed in the TD Waterhouse acquisition) that was based on the value of TD stock. During December 2007, the equity swap agreements were settled in connection with the settlement of most of the related restricted stock units. See “Acquisition of TD Waterhouse” below for a discussion of the acquisition of TD Waterhouse.

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

Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general management issues. Interest on borrowings consists of interest expense on our long-term debt, capital leases, prepaid variable forward contracts and other borrowings. Other operating expenses include provision for bad debt losses, fraud and error losses, gains or losses on disposal of property, insurance expenses, travel expenses and other miscellaneous expenses. Advertising costs include production and placement of advertisements in various media, including online, television, print and direct mail, as well as client promotion and development costs. Advertising expenses may increase or decrease significantly from period to period.

Losses on money market funds include: (a) corporate investment losses on money market fund holdings and (b) losses associated with our commitment to mitigate our clients’ losses, up to $55 million, on their holdings in certain money market funds in the event clients receive less than $1.00 per share upon the orderly liquidation of the funds. These losses resulted from the net asset values of the Primary Fund and the International Liquidity Fund, two money market mutual funds managed by The Reserve, declining below $1.00 per share late in fiscal 2008. See “Guarantees” under Note 17 of the Notes to Consolidated Financial Statements for information regarding these funds.

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

On February 27, 2007, our board of directors approved changing our fiscal year-end to September 30. This change was effective for our fiscal year ended September 30, 2007. Previously, we reported on a fifty-two/fifty-three week fiscal year ending on the last Friday in September. Because the transition period was less than one month, no transition report was filed. References to “fiscal year” in this document or in the information incorporated herein by reference means the Company’s fiscal year ended September 30 (for fiscal years 2008 and 2007) or the last Friday of September (for fiscal years prior to 2007). For example, “fiscal 2006” refers to the fiscal year ended September 29, 2006. Fiscal year 2006 was a fifty-two week year.

Acquisition of TD Waterhouse

On January 24, 2006, we acquired TD Waterhouse Group, Inc., a Delaware corporation, pursuant to an Agreement of Sale and Purchase dated June 22, 2005, as amended (the “Purchase Agreement”), with The Toronto-Dominion Bank (“TD”). We purchased from TD all of the capital stock of TD Waterhouse (the “Share Purchase”) in exchange for 196.3 million shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5% of the outstanding shares of the Company after giving effect to the transaction. Our consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, we completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. The purchase price for the acquisition of TD Waterhouse and the sale price for the sale of Ameritrade Canada were subject to cash adjustments based on the closing date balance sheets of the Company, TD Waterhouse and Ameritrade Canada. On May 5, 2006, we received approximately $45.9 million from TD for the settlement of cash adjustments related to the purchase of TD Waterhouse and the sale of Ameritrade Canada.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1, under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, of this Form 10-K contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position.

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

Estimates of effective income tax rates, deferred income taxes and related valuation allowances

We estimate our income tax expense based on the various jurisdictions where we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Temporary differences result in deferred income tax assets and liabilities. We must evaluate the likelihood that deferred income tax assets will be realized. To the extent we determine that realization is not “more likely than not”, we establish a valuation allowance. Establishing or increasing a valuation allowance results in a corresponding increase to income tax expense in our Consolidated Statements of Income. Conversely, to the extent circumstances indicate that a valuation allowance can be reduced or is no longer necessary, that portion of the valuation allowance is reversed, reducing income tax expense.

We must make significant judgments to calculate our provision for income taxes, our deferred income tax assets and liabilities and any valuation allowance against our deferred income tax assets. We must also exercise judgment in determining the need for, and amount of, any accruals for uncertain tax positions. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in our consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities.

Valuation of guarantees

We enter into guarantees in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. We account for certain guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires us to record a liability for the estimated fair value of the guarantee at its inception. If actual results differ significantly from these estimates, our results of operations could be materially affected. For further details regarding our guarantees, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to

Consolidated Financial Statements: “Guarantees” under Note 17 — Commitments and Contingencies and “Money Market Deposit Account Agreement” under Note 20 — Related Party Transactions.

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

Changes in average balances, especially client margin, credit, MMDA and mutual fund balances, may significantly impact our results of operations. Changes in interest rates also impact our results of operations. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

Financial Performance Metrics

Pre-tax income, net income, earnings per share, EBITDA and EBITDA excluding investment gains are key metrics we use in evaluating our financial performance. EBITDA and EBITDA excluding investment gains are non-GAAP financial measures.

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

The following table sets forth EBITDA and EBITDA excluding investment gains in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended
	September 30, 2008		September 30, 2007		September 29, 2006
	$	% of Rev.	$	% of Rev.	$	% of Rev.

EBITDA and EBITDA Excluding Investment Gains
EBITDA excluding investment gains	$1,437,195	56.6%	$1,227,701	56.4%	$933,356	51.8%
Plus: Gain on sale of investments	928	0.0%	5,881	0.3%	81,422	4.5%

EBITDA	1,438,123	56.7%	1,233,582	56.7%	1,014,778	56.3%
Less:
Depreciation and amortization	(36,899)	(1.5)%	(26,237)	(1.2)%	(21,199)	(1.2)%
Amortization of acquired intangible assets	(59,275)	(2.3)%	(54,469)	(2.5)%	(42,286)	(2.3)%
Interest on borrowings	(78,447)	(3.1)%	(118,173)	(5.4)%	(93,988)	(5.2)%

Pre-tax income	$1,263,502	49.8%	$1,034,703	47.5%	$857,305	47.5%

Our pre-tax income and EBITDA excluding investment gains increased slightly for fiscal 2008 compared to fiscal 2007, primarily due to a 17% increase in net revenues, partially offset by an 11% increase in total expenses. The increased revenues were driven primarily by increased transaction-based revenue resulting from higher client trading volumes and, to a lesser extent, increased asset-based revenues resulting from higher average spread-based asset and fee-based investment balances and slightly higher net interest margin. The increase in total expenses was due primarily to spending on growth initiatives and the impact of $35.6 million of unusual losses on money market funds, partially offset by lower interest on borrowings and fiscal 2008 fully reflecting the operating cost synergies resulting from the TD Waterhouse acquisition. More detailed analysis of net revenues and expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenues are (1) asset-based revenues and (2) transaction-based revenues. For fiscal 2008, asset-based revenues and transaction-based revenues accounted for 59% and 40% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

Asset-Based Revenue Metrics

We calculate the return on our interest-earning assets (excluding conduit-based assets) and our MMDA balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue (excluding net interest revenue from conduit-based assets) and MMDA fees by average spread-based assets. Spread-based assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, MMDA balances, deposits paid on securities borrowing (excluding conduit-based assets) and other cash and interest-earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

				’08 vs. ’07	’07 vs. ’06
	Fiscal Year			Increase/	Increase/
	2008	2007	2006	(Decrease)	(Decrease)

Average interest-earning assets (excluding conduit business)	$9,835	$9,225	$14,492	$610	$(5,267)
Average money market deposit account balances	15,640	14,898	5,734	742	9,164

Average spread-based balance	$25,475	$24,123	$20,226	$1,352	$3,897

Net interest revenue (excluding conduit business)	$538.1	$548.8	$690.0	$(10.7)	$(141.2)
Money market deposit account fee revenue	628.7	535.4	185.0	93.3	350.4

Spread-based revenue	$1,166.8	$1,084.2	$875.0	$82.6	$209.2

Average yield — interest-earning assets (excluding conduit business)	5.38%	5.85%	4.71%	(0.47)%	1.14%
Average yield — money market deposit account fees	3.95%	3.53%	3.19%	0.42%	0.34%
Net interest margin (NIM)	4.50%	4.42%	4.28%	0.08%	0.14%

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			’08 vs. ’07	’07 vs. ’06
	Fiscal Year			Increase/	Increase/
	2008	2007	2006	(Decrease)	(Decrease)

Segregated cash	$0.3	$31.2	$324.9	$(30.9)	$(293.7)
Client margin balances	527.1	615.3	500.8	(88.2)	114.5
Securities borrowing (excluding conduit business)	56.0	52.9	27.0	3.1	25.9
Other cash and interest-earning investments, net	35.0	24.6	25.3	10.4	(0.7)
Client credit balances	(24.9)	(53.9)	(98.9)	29.0	45.0
Securities lending (excluding conduit business)	(55.4)	(121.3)	(89.1)	65.9	(32.2)

Net interest revenue (excluding conduit business)	538.1	548.8	690.0	(10.7)	(141.2)
Securities borrowing — conduit business	173.3	287.5	151.9	(114.2)	135.6
Securities lending — conduit business	(161.8)	(278.2)	(145.7)	116.4	(132.5)

Net interest revenue	$549.6	$558.1	$696.2	$(8.5)	$(138.1)

	Average Balance			’08 vs. ’07	’07 vs. ’06
	Fiscal Year			%	%
	2008	2007	2006	Change	Change

Segregated cash	$12	$597	$7,235	(98)%	(92)%
Client margin balances	8,138	7,501	6,397	8%	17%
Securities borrowing (excluding conduit business)	416	655	384	(36)%	71%
Other cash and interest-earning investments	1,269	472	476	169%	(1)%

Interest-earning assets (excluding conduit business)	9,835	9,225	14,492	7%	(36)%
Securities borrowing — conduit business	5,446	5,344	3,051	2%	75%

Interest-earning assets	$15,281	$14,569	$17,543	5%	(17)%

Client credit balances	$4,261	$3,456	$9,814	23%	(65)%
Securities lending (excluding conduit business)	3,200	3,097	2,680	3%	16%

Interest-bearing liabilities (excluding conduit business)	7,461	6,553	12,494	14%	(48)%
Securities lending — conduit business	5,446	5,344	3,051	2%	75%

Interest-bearing liabilities	$12,907	$11,897	$15,545	8%	(23)%

				’08 vs. ’07	’07 vs. ’06
	Average Yield (Cost)			Net Yield	Net Yield
	Fiscal Year			Increase/	Increase/
	2008	2007	2006	(Decrease)	(Decrease)

Segregated cash	2.47%	5.14%	4.44%	(2.67)%	0.70%
Client margin balances	6.37%	8.07%	7.74%	(1.70)%	0.33%
Other cash and interest-earning investments, net	2.71%	5.15%	5.26%	(2.44)%	(0.11)%
Client credit balances	(0.58)%	(1.53)%	(1.00)%	0.95%	(0.53)%
Net interest revenue (excluding conduit business)	5.38%	5.85%	4.71%	(0.47)%	1.14%
Securities borrowing — conduit business	3.13%	5.29%	4.92%	(2.16)%	0.37%
Securities lending — conduit business	(2.92)%	(5.12)%	(4.72)%	2.20%	(0.40)%
Net interest revenue	3.54%	3.77%	3.92%	(0.23)%	(0.15)%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

				’08 vs. ’07	’07 vs. ’06
	Fiscal Year			Increase/	Increase/
	2008	2007	2006	(Decrease)	(Decrease)

Fee revenue	$309.4	$232.2	$140.7	$77.2	$91.5
Average balance	$70,782	$49,665	$29,374	$21,117	$20,291
Average yield	0.43%	0.46%	0.47%	(0.03)%	(0.01)%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

				’08 vs. ’07	’07 vs. ’06
	Fiscal Year			%	%
	2008	2007	2006	Change	Change

Total trades (in millions)	78.43	63.11	54.24	24%	16%
Average commissions and transaction fees per trade	$12.97	$12.90	$13.61	1%	(5)%
Average client trades per day	311,830	253,440	216,970	23%	17%
Average client trades per account (annualized)	11.8	10.0	10.1	18%	(1)%
Activity rate	4.7%	4.0%	4.0%	18%	0%
Trading days	251.5	249.0	250.0	1%	(0)%

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2008	2007	2006

Total accounts (beginning of year)	6,380,000	6,191,000	3,717,000
New accounts opened	648,000	554,000	425,000
Accounts purchased	102,000	—	2,252,000
Accounts closed	(235,000)	(365,000)	(203,000)

Total accounts (end of year)	6,895,000	6,380,000	6,191,000

Percentage change during year	8%	3%	67%

Funded accounts (beginning of year)	4,597,000	4,363,000	2,419,000
Funded accounts (end of year)	4,918,000	4,597,000	4,363,000
Percentage change during year	7%	5%	80%

Client assets (beginning of year, in billions)	$302.7	$261.7	$83.3
Client assets (end of year, in billions)	$278.0	$302.7	$261.7
Percentage change during year	(8)%	16%	214%

Net new assets (in billions)*	$22.8	$12.4	N/A

*	We began disclosing net new assets effective for fiscal 2007. Net new assets excludes client assets acquired in business combinations.

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

Consolidated Statements of Income Data

The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Fiscal Year			’08 vs. ’07	’07 vs. ’06
	2008	2007	2006	% Change	% Change

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,017.5	$813.8	$738.4	25%	10%
Asset-based revenues:
Interest revenue	799.2	1,013.6	1,032.0	(21)%	(2)%
Brokerage interest expense	(249.6)	(455.5)	(335.8)	(45)%	36%

Net interest revenue	549.6	558.1	696.2	(2)%	(20)%
Money market deposit account fees	628.7	535.4	185.0	17%	189%
Investment product fees	309.4	232.2	140.7	33%	65%

Total asset-based revenues	1,487.7	1,325.7	1,021.9	12%	30%
Other revenues	32.2	37.5	43.3	(14)%	(13)%

Net revenues	2,537.4	2,176.9	1,803.5	17%	21%

Expenses:
Employee compensation and benefits	503.3	429.8	350.1	17%	23%
Fair value adjustments of compensation-related derivative instruments	0.8	(3.2)	(1.7)	N/A	86%
Clearing and execution costs	44.6	79.7	73.0	(44)%	9%
Communications	69.6	82.2	65.4	(15)%	26%
Occupancy and equipment costs	101.8	84.3	74.6	21%	13%
Depreciation and amortization	36.9	26.2	21.2	41%	24%
Amortization of acquired intangible assets	59.3	54.5	42.3	9%	29%
Professional services	108.3	84.0	87.5	29%	(4)%
Interest on borrowings	78.4	118.2	94.0	(34)%	26%
Other	62.9	46.8	45.4	34%	3%
Advertising	173.3	145.7	164.1	19%	(11)%
Losses on money market funds	35.6	—	—	N/A	N/A
Fair value adjustments of investment-related derivative instruments	—	—	11.7	N/A	(100)%

Total expenses	1,274.8	1,148.1	1,027.6	11%	12%

Income before other income and income taxes	1,262.6	1,028.8	775.9	23%	33%
Other income:
Gain on sale of investments	0.9	5.9	81.4	(84)%	(93)%

Pre-tax income	1,263.5	1,034.7	857.3	22%	21%
Provision for income taxes	459.6	388.8	330.5	18%	18%

Net income	$803.9	$645.9	$526.8	24%	23%

Other information:
Number of interest days in period	366	366	364	0%	1%
Effective income tax rate	36.4%	37.6%	38.6%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Consolidated Statements of Income amounts.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Net Revenues

Commissions and transaction fees increased 25% to $1.0 billion, primarily due increased client trading activity. Total trades increased 24%, as average client trades per day increased 23% to 311,830 for fiscal 2008 from 253,440 for fiscal 2007, and there were 2.5 more trading days during fiscal 2008 compared to fiscal 2007. Average client trades per account (annualized) increased to 11.8 for fiscal 2008 compared to 10.0 for fiscal 2007. Average commissions and transaction fees per trade increased slightly to $12.97 per trade for fiscal 2008 from $12.90 for fiscal 2007, primarily due to higher percentages of option and fixed income trades and higher payment for order flow revenue during fiscal 2008. This was partially offset by the closing of our three Investment Centers during December 2006. The Investment Centers sold products such as load mutual funds and fixed income products that generated higher average commissions and transaction fees per trade than our core business. We expect revenues from commissions and transaction fees to range from $0.9 billion to $1.1 billion for fiscal 2009, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.

Asset-based revenues, which consist of net interest revenue, MMDA fees and investment product fees, increased 12% to $1.5 billion during fiscal 2008 compared to fiscal 2007, as described below. We expect asset-based revenues to range between $1.4 billion and $1.6 billion for fiscal 2009. We expect increased average spread-based asset balances to be offset by a decrease in the expected yield earned on those assets due to the current lower short-term interest rate environment compared to the higher average short-term interest rates experienced during fiscal 2008.

Net interest revenue decreased 2% to $549.6 million, due primarily to a decrease of 170 basis points in the average yield earned on client margin balances and a $585 million decrease in average segregated cash balances for fiscal 2008 compared to fiscal 2007. These decreases were mostly offset by a $71.2 million increase in net interest revenue from our securities borrowing/lending program, a decrease of 95 basis points in the average interest rate paid on client credit balances in fiscal 2008 compared to fiscal 2007 and approximately $11.5 million of net interest revenue on balances resulting from the Fiserv Trust Company acquisition.

MMDA fees increased 17% to $628.7 million, due primarily to a 5% increase in average MMDA balances and an increase of 42 basis points in the average yield earned on the client MMDA assets during fiscal 2008 compared to fiscal 2007.

Investment product fees increased 33% to $309.4 million, primarily due to a 43% increase in average fee-based investment balances in fiscal 2008 compared to fiscal 2007. The increase was partially offset by a slightly lower average yield earned on fee-based investment balances during fiscal 2008 compared to fiscal 2007.

Other revenues decreased 14% to $32.2 million, due primarily to lower fees from corporate reorganizations of issuers during fiscal 2008 and the effect of $2.3 million of net gains on investments held at our broker-dealer subsidiaries during fiscal 2007. We expect other revenues to range between $31.5 million and $35.5 million for fiscal 2009.

Expenses

Total expenses increased by 11% to $1.3 billion during fiscal 2008 compared to fiscal 2007, as described below. We expect total expenses to range between $1.2 billion and $1.3 billion for fiscal 2009.

Employee compensation and benefits expense increased 17% to $503.3 million, due primarily to the increased headcount associated with our growth initiatives and higher incentive-based compensation related to actual Company and individual performance compared to fiscal 2007. Full-time equivalent employees increased to 4,660 at September 30, 2008 from 3,882 at September 30, 2007. However, the number of temporary employees decreased to 81 at September 30, 2008 from 354 at September 30, 2007.

Fair value adjustments of compensation-related derivative instruments represent adjustments to equity swap agreements that are intended to economically offset former TD Waterhouse employees’ stock-based compensation that is based on the value of TD stock. We assumed certain stock-based compensation arrangements in connection with our acquisition of TD Waterhouse, which we administer for the former TD Waterhouse employees. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of our Consolidated Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category. During December 2007, the equity swap agreements were settled in connection with the settlement of most of the related restricted stock units.

Clearing and execution costs decreased 44% to $44.6 million, due primarily to cost reductions associated with the completion of the conversion of legacy TD Waterhouse clients to the legacy Ameritrade clearing platform during the third quarter of fiscal 2007.

Communications expense decreased 15% to $69.6 million, due primarily to the elimination of duplicate telephone, quotes and market information costs resulting from the completion of the TD Waterhouse integration during fiscal 2007.

Occupancy and equipment costs increased 21% to $101.8 million as we continue to invest in our technology infrastructure, and due to the effect of a favorable legacy TD Waterhouse litigation settlement of $4.6 million during the second quarter of fiscal 2007.

Depreciation and amortization increased 41% to $36.9 million, due primarily to increased depreciation on leasehold improvements and technology infrastructure related to our growth initiatives and increased software amortization related to recently acquired functionality.

Amortization of acquired intangible assets increased 9% to $59.3 million due to increased amortization on client relationships related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008.

Professional services increased 29% to $108.3 million, primarily due to higher usage of consulting and contract services during fiscal 2008 in connection with new product development and technology infrastructure upgrades related to our growth initiatives and due to fees incurred under the transition services agreements related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008. This was partially offset by consulting and contract services incurred during fiscal 2007 in connection with the TD Waterhouse integration, which was completed during the third quarter of fiscal 2007.

Interest on borrowings decreased 34% to $78.4 million, due primarily to lower average interest rates incurred on our debt and lower average debt outstanding during fiscal 2008 compared to fiscal 2007. The average interest rate incurred on our debt was 4.99% for fiscal 2008, compared to 6.92% for fiscal 2007. Our average debt outstanding was approximately $1.5 billion for fiscal 2008, compared to $1.6 billion for fiscal 2007.

Other expenses increased 34% to $62.9 million, primarily due to higher bad debt and other client-related trading losses, losses on disposal of equipment and the effect of unfavorable litigation settlements during fiscal 2008. These increases were partially offset by a decrease in client identity fraud losses during fiscal 2008.

Advertising expense increased 19% to $173.3 million, primarily due to increased spending during fiscal 2008 in response to competitive market share opportunities. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Losses on money market funds during fiscal 2008 consists of $27.0 million and $8.6 million of estimated client and corporate investment losses, respectively, resulting from the net asset value of two money market mutual funds managed by The Reserve, an independent mutual fund company, declining below $1.00 per share in September 2008. The client losses result from our announced commitment of up to $55 million to mitigate client losses in these funds in the event clients receive less than $1.00 per share upon the orderly liquidation of the funds. This commitment is discussed further under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 17 — Commitments and Contingencies.

Our effective income tax rate decreased to 36.4% for fiscal 2008 compared to 37.6% for fiscal 2007, due primarily to fiscal 2008 reflecting $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for calendar 2007 and future years. These items favorably impacted our earnings for fiscal 2008 by approximately $0.03 per diluted share. We expect our effective income tax rate to be approximately 38% for fiscal 2009. However, we expect that our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), will result in increased volatility in our quarterly and annual effective income tax rate because FIN No. 48 requires that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.

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

Employee compensation and benefits expense increased 23% to $429.8 million, primarily due to the TD Waterhouse acquisition, including incentive compensation related to meeting performance targets for the integration. Full-time equivalent employees decreased to 3,882 at September 30, 2007 from 3,947 at September 29, 2006. However, the number of temporary employees increased to 354 at September 30, 2007 from 199 at September 29, 2006.

Fair value adjustments of compensation-related derivative instruments represent adjustments to equity swap agreements that are intended to economically offset former TD Waterhouse employees’ stock-based compensation that is based on the value of TD stock. We assumed certain stock-based compensation arrangements in connection with our acquisition of TD Waterhouse, which we administer for the former TD Waterhouse employees. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of our Consolidated Statements of Income as the stock-based compensation expense, which is recorded in the employee compensation and benefits category.

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

Interest on borrowings increased 26% to $118.2 million, due primarily to higher average debt outstanding during fiscal 2007 compared to fiscal 2006 and slightly higher average interest rates incurred on our debt during fiscal 2007 compared to fiscal 2006. Our average debt outstanding was approximately $1.6 billion for fiscal 2007, compared to $1.4 billion for fiscal 2006. The average interest rate incurred on our debt was 6.92% for fiscal 2007, compared to 6.50% for fiscal 2006.

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

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2008 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs in fiscal 2009 primarily from our earnings, cash and short-term investments on hand and borrowings on our parent company and broker-dealer credit facilities.

As of September 30, 2008, we had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. During September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. On October 31, 2008, we received $301.4 million of cash as The Reserve redeemed approximately 51% of the shares of the fund. On November 21, 2008, The Reserve announced that it expects to complete an additional redemption of approximately 27% of the shares of the fund on or about December 5, 2008. We cannot predict when The Reserve will redeem the remaining shares of the fund. Substantial delays in redemption of the remaining shares could adversely affect our liquidity and require us to utilize our revolving credit facilities or seek alternative financing.

Dividends from our subsidiaries are another source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.

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

Liquid Assets

We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is a non-GAAP financial measure. We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 120% of the minimum dollar net capital requirement and (d) following the merger of our trust company subsidiaries in August 2008, Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in liquid assets, rather than simply including broker-dealer and trust cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust subsidiaries to the parent company. Prior to the merger of our trust subsidiaries in August 2008, excess capital from our trust subsidiaries was excluded from liquid assets because, due to regulatory limitations, it was generally not available for corporate purposes. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

	September 30,
	2008	2007	Change

Cash and cash equivalents	$674,135	$413,787	$260,348
Less: Broker-dealer cash and cash equivalents	(418,626)	(183,103)	(235,523)
Trust company cash and cash equivalents	(61,430)	(2,117)	(59,313)
Investment advisory cash and cash equivalents	(9,447)	(7,592)	(1,855)

Corporate cash and cash equivalents	184,632	220,975	(36,343)
Plus: Corporate short-term investments	14,491	76,800	(62,309)
Excess trust Tier 1 capital	102,427	—	102,427
Excess broker-dealer regulatory net capital	486,625	314,280	172,345

Liquid assets	$788,175	$612,055	$176,120

The increase in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2007	$612,055
Plus: Pre-tax income	1,263,502
Excess Tier 1 capital resulting from merger of trust subsidiaries	102,427
Cash provided by stock option exercises	22,668
Proceeds from the sale of other investments available-for-sale	5,226
Less: Cash paid to acquire Fiserv Trust Company	(274,470)
Income taxes paid	(463,379)
Purchase of property and equipment	(98,836)
Purchase of treasury stock	(74,568)
Principal payments on long-term debt and capital lease obligations	(37,404)
Purchase of other investments available-for-sale	(1,069)
Other changes in working capital and regulatory net capital	(267,977)

Liquid assets as of September 30, 2008	$788,175

Loan Facilities

We entered into a credit agreement on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders under an unregistered private placement. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on leverage ratios and amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Under the terms of the Financings, the Company may prepay these borrowings without penalty.

We used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6.00 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which was established for general corporate purposes.

The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility, the interest rate margin for LIBOR loans is 1.50% if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25% if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00% if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00% less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50% or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) 0.50%. On September 30, 2008, the applicable interest rates on the Term A Facility and the Term B Facility were 4.70% and 5.20%, respectively, based on 30-day LIBOR. As of September 30, 2008 and 2007, we had outstanding indebtedness of approximately $0.2 billion and $1.3 billion under the Term A Facility and Term B Facility, respectively. There were no borrowings outstanding under the Revolving Facility as of September 30, 2008 and 2007. The Financings also provide that we are obligated to pay letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that we pay fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by us and the issuing bank. A commitment fee at the rate of 0.375% per annum accrues on any unused amount of the Revolving Facility.

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

The Financings contain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also restrict the payment of dividends on our outstanding capital stock and repurchases or redemptions of our outstanding capital stock, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We were in compliance with all covenants under the Financings as of September 30, 2008.

During fiscal 2007, we entered into two amendments to the January 23, 2006 credit agreement to allow us to repurchase additional shares of our outstanding common stock and to change our fiscal year end to September 30. We paid approximately $1.2 million of additional debt issuance costs to effect the amendments.

Our wholly-owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of September 30, 2008 and 2007. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of September 30, 2008 and 2007. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit, excluding securities lending. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2008 and 2007. As of September 30, 2008 and 2007, approximately $780 million was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

Stock Repurchase Program

On August 2, 2006, our board of directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. In fiscal 2008, we repurchased approximately 4.1 million shares under the plan at a weighted average purchase price of $18.08 per share. From the inception of the program through September 30, 2008, we have repurchased approximately 23.1 million shares at a weighted average purchase price of $17.27 per share.

Off-Balance Sheet Arrangements

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 17 — Commitments and Contingencies and “Money Market Deposit Account Agreement” under Note 20 — Related Party Transactions. The MMDA agreement accounts for a significant percentage of our total revenues (25% of our net revenues for the fiscal year ended September 30, 2008) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2008 (dollars in thousands):

		Payments Due by Period (Fiscal Years):
		Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2009	2010-11	2012-13	After 2013

Long-term debt obligations(1)	$1,747,284	$113,182	$262,345	$1,371,757	$—
Capital lease obligations	699	699	—	—	—
Operating lease obligations	371,788	44,903	83,986	75,248	167,651
Purchase obligations	79,777	67,596	11,181	1,000	—
Deferred compensation(2)	17,682	17,682	—	—	—
Employee severance and involuntary termination costs(3)	2,575	1,225	1,200	150	—
Business combination obligations(4)	100,000	100,000	—	—	—
Income taxes payable(5)	242,962	242,962	—	—	—
Obligation for client losses on money market funds(6)	26,994	26,994	—	—	—

Total	$2,589,761	$615,243	$358,712	$1,448,155	$167,651

(1)	Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Financings. The Financings are also subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, we may prepay borrowings without penalty. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments. Actual amounts of interest may vary depending on principal prepayments and changes in variable interest rates.

(2)	Our obligation to Joseph H. Moglia, our Chairman and former CEO, for deferred compensation will become payable not sooner than the day after Mr. Moglia’s employment with the Company terminates. The obligation is presented in the fiscal 2009 column as the entire amount of the compensation has already been earned by Mr. Moglia.

(3)	Represents exit and involuntary termination costs incurred in connection with the planned consolidation of certain facilities and functions following the TD Waterhouse acquisition.

(4)	On May 24, 2007, we entered into a stock purchase agreement with Fiserv, Inc. (“Fiserv”) pursuant to which our wholly-owned subsidiary agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. We completed the transaction on February 4, 2008. An earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of certain revenue targets.

(5)	Income taxes payable as of September 30, 2008 primarily consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

(6)	During September 2008, the net asset value of two money market mutual funds held by some of our clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced that it was suspending redemptions of these funds to effect an orderly liquidation. We announced a commitment of up to $55 million to protect our clients’ positions in these funds. In the event our clients receive less than $1.00 per share for these funds upon an orderly liquidation, we have committed up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other public information, we have accrued an estimated fair value of $27.0 million for this obligation as of September 30, 2008.

Recently Adopted Accounting Pronouncements

FIN No. 48 — Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) became effective for the Company on October 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement approach for a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings as of October 1, 2007. For additional information regarding the adoption of FIN No. 48, see Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Income Taxes.

Recently Issued Accounting Pronouncements

SFAS No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning October 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

SFAS No. 141R — In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations.  SFAS No. 141R generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. We will evaluate the impact of SFAS No. 141R on any potential future business combinations that may occur on or after the effective date.

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

Since September 30, 2008, the Federal Open Market Committee has lowered the federal funds rate by a total of 1% (100 basis points). Based on our interest simulation model applied to our financial position as of September 30, 2008, we estimate that this decrease in short-term interest rates could result in a reduction of approximately $87 million in our annual pre-tax income.

In addition to the analysis above related to the actual decrease in short-term interest rates, we have performed simulations related to hypothetical additional changes in interest rates. These simulations assume that the asset and liability structure of the Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of simulated changes in interest rates. The results of the simulations based on our financial position as of September 30, 2008 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $50 million more pre-tax income, while an additional gradual 0.5% (50 basis points) decrease in interest rates over a 12-month period would result in approximately $16 million less pre-tax income. With the target for the federal funds rate currently at 1%, we believe a hypothetical simulation of an additional gradual 0.5% decrease in interest rates over a 12-month period is more realistic than a 1% decrease because a full 1% decrease in interest rates would result in the target federal funds rate being lowered to zero.

Other Market Risks

Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD AMERITRADE Holding Corporation

We have audited the accompanying consolidated balance sheets of TD AMERITRADE Holding Corporation (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD AMERITRADE Holding Corporation at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TD AMERITRADE Holding Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2008, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
November 25, 2008

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and 2007

	2008	2007
	(In thousands)

ASSETS
Cash and cash equivalents	$674,135	$413,787
Short-term investments	369,133	76,800
Cash and investments segregated in compliance with federal regulations	260,000	—
Receivable from brokers, dealers and clearing organizations	4,176,969	6,749,588
Receivable from clients, net of allowance for doubtful accounts:
2008 — $20.3 million; 2007 — $19.1 million	6,933,926	7,727,969
Receivable from affiliates	179,813	84,903
Other receivables, net of allowance for doubtful accounts:
2008 — $2.2 million; 2007 — none	89,486	92,346
Securities owned, at fair value	60,645	17,358
Property and equipment, net of accumulated depreciation and amortization:
2008 — $75.4 million; 2007 — $118.3 million	153,208	92,448
Goodwill	1,947,102	1,768,867
Acquired intangible assets, net of accumulated amortization:
2008 — $194.0 million; 2007 — $134.8 million	1,013,679	1,002,430
Deferred income taxes	17,158	—
Other investments	12,768	8,013
Other assets	63,500	57,818

Total assets	$15,951,522	$18,092,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$5,754,726	$8,386,988
Payable to clients	5,070,671	5,313,576
Accounts payable and accrued liabilities	571,425	427,063
Payable to affiliates	18,587	13,294
Long-term debt	1,444,000	1,478,375
Capitalized lease obligations	544	3,573
Deferred income taxes	166,531	314,537

Total liabilities	13,026,484	15,937,406

Stockholders’ equity:
Preferred Stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common Stock, $0.01 par value, one billion shares authorized; 631,381,860 shares issued; 2008 — 593,130,521 outstanding; 2007 — 594,688,031 outstanding	6,314	6,314
Additional paid-in capital	1,613,700	1,598,451
Retained earnings	1,886,412	1,086,662
Treasury stock, common, at cost: 2008 — 38,251,339 shares; 2007 — 36,693,829 shares	(580,664)	(537,547)
Deferred compensation	146	431
Accumulated other comprehensive income (loss)	(870)	610

Total stockholders’ equity	2,925,038	2,154,921

Total liabilities and stockholders’ equity	$15,951,522	$18,092,327

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2008, September 30, 2007 and September 29, 2006

	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,017,456	$813,786	$738,380
Asset-based revenues:
Interest revenue	799,189	1,013,600	1,031,971
Brokerage interest expense	(249,616)	(455,467)	(335,820)

Net interest revenue	549,573	558,133	696,151
Money market deposit account fees	628,716	535,381	185,014
Investment product fees	309,420	232,177	140,699

Total asset-based revenues	1,487,709	1,325,691	1,021,864
Other revenues	32,191	37,469	43,287

Net revenues	2,537,356	2,176,946	1,803,531

Expenses:
Employee compensation and benefits	503,297	429,820	350,079
Fair value adjustments of compensation-related derivative instruments	764	(3,193)	(1,715)
Clearing and execution costs	44,620	79,681	73,049
Communications	69,564	82,173	65,445
Occupancy and equipment costs	101,787	84,294	74,638
Depreciation and amortization	36,899	26,237	21,199
Amortization of acquired intangible assets	59,275	54,469	42,286
Professional services	108,271	83,995	87,521
Interest on borrowings	78,447	118,173	93,988
Other	62,934	46,809	45,383
Advertising	173,296	145,666	164,072
Losses on money market funds	35,628	—	—
Fair value adjustments of investment-related derivative instruments	—	—	11,703

Total expenses	1,274,782	1,148,124	1,027,648

Income before other income and income taxes	1,262,574	1,028,822	775,883
Other income:
Gain on sale of investments	928	5,881	81,422

Pre-tax income	1,263,502	1,034,703	857,305
Provision for income taxes	459,585	388,803	330,546

Net income	$803,917	$645,900	$526,759

Earnings per share — basic	$1.35	$1.08	$0.97
Earnings per share — diluted	$1.33	$1.06	$0.95
Weighted average shares outstanding — basic	593,746	598,503	544,307
Weighted average shares outstanding — diluted	603,133	608,263	555,465
Dividends declared per share	$0.00	$0.00	$6.00

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2008, September 30, 2007 and September 29, 2006

	Total							Accumulated
	Common	Total		Additional				Other
	Shares	Stockholders’	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)
	(In thousands)

Balance, September 30, 2005	406,059	$1,518,867	$4,351	$1,184,004	$652,742	$(364,794)	$952	$41,612
Net income	—	526,759	—	—	526,759	—	—	—
Net unrealized investment gain, net of $5.9 million tax	—	9,591	—	—	—	—	—	9,591
Reclassification adjustment for realized gain on investment securities included in net income, net of $29.8 million tax	—	(47,647)	—	—	—	—	—	(47,647)
Amount transferred from cumulative foreign currency translation adjustments due to disposal of Ameritrade Canada, Inc.	—	(513)	—	—	—	—	—	(513)
Foreign currency translation	—	253	—	—	—	—	—	253

Total comprehensive income		488,443

Acquisition of TD Waterhouse Group, Inc	196,300	2,123,181	1,963	2,121,218	—	—	—	—
Dividend on common stock, $6.00 per share	—	(2,442,780)	—	(1,704,041)	(738,739)	—	—	—
Repurchases of common stock	(3,827)	(67,697)	—	—	—	(67,697)	—	—
Issuances of common stock	3	72	—	29	—	43	—	—
Options exercised, including tax benefit	9,020	95,270	—	(24,125)	—	119,395	—	—
Deferred compensation	71	549	—	196	—	643	(290)	—
Stock-based compensation expense	—	14,329	—	14,329	—	—	—	—

Balance, September 29, 2006	607,626	1,730,234	6,314	1,591,610	440,762	(312,410)	662	3,296
Net income	—	645,900	—	—	645,900	—	—	—
Net unrealized investment gain, net of $10,000 tax	—	23	—	—	—	—	—	23
Reclassification adjustment for realized gain on investment securities included in net income, net of $1.8 million tax	—	(2,939)	—	—	—	—	—	(2,939)
Foreign currency translation	—	230	—	—	—	—	—	230

Total comprehensive income		643,214

Repurchases of common stock	(15,254)	(258,637)	—	—	—	(258,637)	—	—
Issuances of common stock	10	149	—	8	—	141	—	—
Options exercised, including tax benefit	2,204	20,881	—	(11,754)	—	32,635	—	—
Deferred compensation	102	898	—	412	—	724	(238)	—
Stock-based compensation expense	—	18,182	—	18,175	—	—	7	—

Balance, September 30, 2007	594,688	2,154,921	6,314	1,598,451	1,086,662	(537,547)	431	610
Net income	—	803,917	—	—	803,917	—	—	—
Net unrealized investment loss, net of $0.6 million tax	—	(1,028)	—	—	—	—	—	(1,028)
Reclassification adjustment for realized gain on investment securities included in net income, net of $0.2 million tax	—	(340)	—	—	—	—	—	(340)
Foreign currency translation	—	(112)	—	—	—	—	—	(112)

Total comprehensive income		802,437

Cumulative effect of adopting Financial Accounting Standards Board Interpretation No. 48	—	(4,167)	—	—	(4,167)	—	—	—
Repurchases of common stock	(4,123)	(74,568)	—	—	—	(74,568)	—	—
Issuances of common stock	3	52	—	13	—	39	—	—
Options exercised, including tax benefit	2,523	22,506	—	(8,594)	—	31,100	—	—
Deferred compensation	40	187	—	167	—	312	(292)	—
Stock-based compensation expense	—	23,670	—	23,663	—	—	7	—

Balance, September 30, 2008	593,131	$2,925,038	$6,314	$1,613,700	$1,886,412	$(580,664)	$146	$(870)

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2008, September 30, 2007 and September 29, 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$803,917	$645,900	$526,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,899	26,237	21,199
Amortization of acquired intangible assets	59,275	54,469	42,286
Deferred income taxes	(96,238)	20,564	45,475
Gain on sale of investments	(928)	(5,881)	(81,422)
Gain on sale of businesses	—	(2,677)	(2,382)
Loss (gain) on disposal of property	5,145	657	(769)
Losses on money market funds	35,628	—	—
Fair value adjustments of derivative instruments	764	(3,193)	9,988
Stock-based compensation	23,670	18,182	14,329
Other, net	(4)	(2,346)	(1,946)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(260,000)	1,561,910	6,109,449
Receivable from brokers, dealers and clearing organizations	2,572,619	(2,183,063)	(997,662)
Receivable from clients, net	794,043	(757,135)	685,055
Receivable from/payable to affiliates, net	(87,989)	(54,014)	31,939
Other receivables, net	10,920	(3,004)	(10,481)
Securities owned, at fair value	(43,287)	(10,939)	(6,025)
Proceeds from sale of broker-dealer investments in equity securities	—	1,726	—
Other assets	(7,524)	(126)	27,664
Payable to brokers, dealers and clearing organizations	(2,632,270)	1,364,387	526,103
Payable to clients	(242,905)	(99,405)	(6,314,596)
Accounts payable and accrued liabilities	23,681	6,507	(139,984)

Net cash provided by operating activities	995,416	578,756	484,979

Cash flows from investing activities:
Purchase of property and equipment	(98,836)	(59,957)	(21,697)
Cash and cash equivalents acquired in business combinations	623,837	—	580,076
Cash paid in business combinations	(274,470)	(3,307)	(20)
Proceeds from sale of businesses	—	2,677	9,382
Purchase of short-term investments	(328,690)	(507,050)	(1,001,250)
Proceeds from sale of short-term investments	894,277	495,525	1,165,794
Reclassification of money market funds to short-term investments	(368,066)	—	—
Proceeds from sale of other investments available-for-sale	5,226	10,402	11,239
Purchase of other investments available-for-sale	(1,069)	—	—
Other	10	(16)	18

Net cash provided by (used in) investing activities	452,219	(61,726)	743,542

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,900,000
Payment of debt issuance costs	—	(1,245)	(20,992)
Principal payments on long-term debt and notes payable	(34,375)	(225,000)	(496,625)
Decrease in trust account deposits	(1,097,808)	—	—
Principal payments on capital lease obligations	(3,029)	(3,764)	(3,903)
Proceeds from exercise of stock options	9,220	10,887	46,881
Payment of cash dividend	—	—	(2,442,780)
Purchase of treasury stock	(74,568)	(258,637)	(67,697)
Excess tax benefits on stock-based compensation	13,448	10,337	48,864

Net cash used in financing activities	(1,187,112)	(467,422)	(1,036,252)

Effect of exchange rate changes on cash and cash equivalents	(175)	529	317

Net increase in cash and cash equivalents	260,348	50,137	192,586
Cash and cash equivalents at beginning of year	413,787	363,650	171,064

Cash and cash equivalents at end of year	$674,135	$413,787	$363,650

Supplemental cash flow information:
Interest paid	$346,657	$575,925	$423,468
Income taxes paid	$463,379	$308,734	$241,163
Tax benefit on exercises and distributions of stock-based compensation	$13,517	$10,463	$49,256
Noncash investing and financing activities:
Issuance of capital lease obligations	$—	$—	$5,022
Settlement of prepaid variable forward contract liabilities in exchange for investment	$—	$—	$72,077
Issuance of common stock in acquisition	$—	$—	$2,123,181

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2008, September 30, 2007 and September 29, 2006

1.	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation, a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated. On February 27, 2007, the Company’s board of directors approved changing the Company’s fiscal year-end to September 30. This change was effective for the Company’s fiscal year ended September 30, 2007. Previously, the Company reported on a fifty-two/fifty-three week fiscal year ending on the last Friday of September. Because the transition period was less than one month, no transition report was filed. Fiscal year 2006 was a fifty-two week year.

Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries. The Company provides trustee, custodial and other trust-related services to retirement plans and other custodial accounts through its state-chartered trust company subsidiaries. The Company also provides cash sweep products through third-party banking relationships. The Company’s broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and the various exchanges in which they maintain membership. Dividends from the Company’s broker-dealer and trust subsidiaries are a source of liquidity for the holding company. Requirements of the SEC and FINRA relating to liquidity, net capital standards and the use of client funds and securities may limit funds available for the payment of dividends from the broker-dealer subsidiaries to the holding company. State regulatory requirements may limit funds available for the payment of dividends from the trust subsidiaries to the holding company.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Investments Segregated in Compliance with Federal Regulations — Cash and investments segregated in compliance with federal regulations consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations.

Securities Borrowed and Securities Loaned — Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees received or paid by the Company are recorded as interest revenue and brokerage interest expense, respectively, on the Consolidated Statements of Income. The related interest receivable from and the brokerage interest payable to broker-dealers are included in other receivables and in accounts payable and accrued liabilities, respectively, on the Consolidated Balance Sheets.

Fair Value of Financial Instruments — The Company’s long-term debt had an estimated fair value based on quoted market prices of $1.35 billion and $1.46 billion as of September 30, 2008 and 2007, respectively, compared to a carrying value of $1.44 billion and $1.48 billion, respectively. The Company considers the amounts presented for other financial instruments on the Consolidated Balance Sheets to be reasonable estimates of fair value based on maturity dates, repricing characteristics and, where applicable, quoted market prices.

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

Investments — The Company’s investments in marketable securities are carried at fair value and are designated as available-for-sale, except for securities owned by the Company’s broker-dealer subsidiaries, which are accounted for as trading investments. Unrealized gains and losses on available-for-sale investments, net of deferred income taxes, are reflected as accumulated other comprehensive income. Realized gains and losses on available-for-sale investments are determined on the specific identification method and are reflected on the Consolidated Statements of Income. Unrealized gains and losses on securities accounted for as trading investments are reflected currently on the Consolidated Statements of Income. Investments in equity securities are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee’s operating and financial policies. The cost method is used for non-marketable investments that do not meet equity method criteria. Declines in fair value of investments that are considered other than temporary are accounted for as realized losses.

Software Development — From the point technological feasibility has been established until beta testing is complete, software development costs are capitalized and included in property and equipment. Once the product is fully functional, such costs are amortized in accordance with the Company’s normal accounting policies. Software development costs that do not meet capitalization criteria are expensed as incurred.

Deferred Compensation — Company common stock held in a rabbi trust pursuant to a Company deferred compensation plan is recorded at the fair value of the stock at the time it is transferred to the rabbi trust and is

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as treasury stock. The corresponding deferred compensation liability is recorded as a component of stockholders’ equity.

Advertising — The Company expenses advertising costs the first time the advertising takes place.

Income Taxes — The Company files a consolidated U.S. income tax return with its subsidiaries on a calendar year basis, combined returns for state tax purposes where required and certain of its subsidiaries file separate state income tax returns where required. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Uncertain tax positions are recognized to the extent they satisfy the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which requires that an uncertain tax position be more likely than not to be sustained upon examination, based on the technical merits of the position. The amount of tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

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

Stock-Based Compensation — Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”) using a modified version of the prospective transition method. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.

Foreign Currency Translation — Assets and liabilities of the Company’s Canadian subsidiary that are denominated in Canadian dollars are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The functional currency of our Canadian subsidiary is the local currency; therefore, the effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of net income; unrealized gains (losses) on securities available-for-sale, net of related income taxes; and foreign currency translation adjustments. These results are incorporated into the Consolidated Statements of Stockholders’ Equity.

Derivatives and Hedging Activities — The Company occasionally utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently on the Consolidated Statements of Income. The Company had no derivative instruments as of September 30, 2008.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements

FIN No. 48 — In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which became effective for the Company on October 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement approach for a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings as of October 1, 2007. For additional information regarding the adoption of FIN No. 48, see Note 12 — Income Taxes.

Recently Issued Accounting Pronouncements

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Therefore, SFAS No. 157 will be effective for our fiscal year beginning October 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

SFAS No. 141R — In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations.  SFAS No. 141R generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The Company will evaluate the impact of SFAS No. 141R on any potential future business combinations that may occur on or after the effective date.

2.	Business Combinations

On May 24, 2007, the Company and Fiserv, Inc. (“Fiserv”) entered into a stock purchase agreement pursuant to which a wholly-owned subsidiary of the Company agreed to purchase a portion of Fiserv’s investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. Under the stock purchase agreement, the initial purchase price payable at closing was $225 million in cash plus Fiserv Trust Company’s regulatory capital, subject to pre- and post-closing adjustments. An additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of revenue targets. The Company completed the transaction on February 4, 2008 for $272.6 million in cash, consisting of the $225 million initial purchase price plus $47.6 million for regulatory capital. At the closing, the Company and Fiserv entered into transition services agreements under which Fiserv agreed to service client accounts for up to six months (subject to extension) and to be compensated based on revenue earned during the term of the transition services agreements. Fiserv has agreed not to compete with the acquired business for three years, subject to certain exceptions. Each party’s indemnification obligations are generally limited to losses in excess of $3 million and less than $50 million. The Company’s consolidated financial statements include the results of operations for Fiserv Trust Company beginning February 5, 2008.

The preliminary purchase price for Fiserv Trust Company was comprised of the following (dollars in thousands):

Cash paid at closing	$272,590
Acquisition costs	4,853
Post-closing purchase price adjustments	1,880

Total preliminary purchase price	$279,323

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocation for Fiserv Trust Company is summarized as follows (dollars in thousands):

Cash and cash equivalents	$623,837
Short-term investments	498,787
Goodwill	175,295
Acquired intangible assets	70,524
Other	13,235

Total assets acquired	1,381,678

Trust account deposits	(1,097,808)
Accounts payable and accrued liabilities	(4,547)

Total liabilities assumed	(1,102,355)

Total preliminary purchase price allocated	$279,323

Based on the results of an independent valuation, the Company allocated approximately $70.5 million of the purchase price to acquired intangible assets for the fair value of the Fiserv Trust Company client relationships, to be amortized over a 10-year period.

On January 24, 2006, the Company acquired TD Waterhouse Group, Inc. (“TD Waterhouse”), a Delaware corporation, pursuant to an Agreement of Sale and Purchase dated June 22, 2005, as amended (the “TDW Purchase Agreement”), with The Toronto-Dominion Bank (“TD”). The Company purchased from TD all of the capital stock of TD Waterhouse (the “Share Purchase”) in exchange for 196.3 million shares of Company common stock and $20,000 in cash. The shares of common stock issued to TD in the Share Purchase represented approximately 32.5% of the outstanding shares of the Company after giving effect to the transaction. The Company’s consolidated financial statements include the results of operations for TD Waterhouse beginning January 25, 2006. In addition, on January 24, 2006, the Company completed the sale of Ameritrade Canada, Inc. to TD for $60 million in cash. The Company agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business) after the consummation of the Share Purchase. The Company also generally agreed not to operate an insured depository institution in competition with TD.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired company. The following table summarizes changes in the carrying amount of goodwill (dollars in thousands):

Balance as of September 29, 2006	$1,731,718
Purchase accounting adjustments, net of income taxes(1)	37,275
Tax benefit of option exercises(2)	(126)

Balance as of September 30, 2007	1,768,867
Goodwill recorded in acquisition of Fiserv Trust Company	175,295
Purchase accounting adjustments, net of income taxes(3)	3,009
Tax benefit of option exercises(2)	(69)

Balance as of September 30, 2008	$1,947,102

(1)	Purchase accounting adjustments for fiscal 2007 primarily consist of adjustments to liabilities for exit and involuntary termination costs relating to the acquisition of TD Waterhouse.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger in fiscal 2002. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

(3)	Purchase accounting adjustments for fiscal 2008 primarily consist of $6.2 million of net adjustments to accruals for uncertain tax positions relating to the acquisition of TD Waterhouse and the merger with Datek, partially offset by adjustments of $2.8 million (net of income taxes) decreasing exit liabilities related to the acquisition of TD Waterhouse.

Acquired intangible assets consist of the following (dollars in thousands):

	September 30,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$1,062,046	$(194,041)	$868,005	$991,522	$(134,766)	$856,756
Trademark license	145,674	—	145,674	145,674	—	145,674

	$1,207,720	$(194,041)	$1,013,679	$1,137,196	$(134,766)	$1,002,430

Amortization expense on acquired intangible assets was $59.3 million, $54.5 million and $42.3 million for fiscal years 2008, 2007 and 2006, respectively. The Company estimates amortization expense on acquired intangible assets outstanding as of September 30, 2008 will be approximately $61.6 million for each of the five succeeding fiscal years.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash and Cash Equivalents

The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	September 30,
	2008	2007

Corporate	$184,632	$220,975
Broker-dealer subsidiaries	418,626	183,103
Trust company subsidiaries	61,430	2,117
Investment advisory subsidiaries	9,447	7,592

Total	$674,135	$413,787

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

5.	Short-term Investments

Short-term investments consist of the following (dollars in thousands):

	September 30,
	2008	2007

Money market mutual funds	$368,066	$—
Federal National Mortgage Association discount notes	1,067	—
Auction rate securities	—	76,800

Total short-term investments	$369,133	$76,800

As of September 30, 2008, the Company had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. In September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. The Reserve later announced that it expected to complete a partial redemption of the Primary Fund during October 2008. As of September 30, 2008, the Company classified approximately $217.4 million of its Primary Fund holdings as cash and cash equivalents, based on its estimated share of the partial redemption. The remaining $368.1 million of the Company’s Primary Fund holdings was reclassified to short-term investments, due to uncertainty as to whether these holdings could be converted to cash within three months. On October 31, 2008, the Company received $301.4 million of cash as The Reserve redeemed approximately 51% of the shares of the fund. The Company recorded an impairment loss of $8.6 million during fiscal 2008 on its investment in the Primary Fund, which is included in losses on money market funds on the Consolidated Statements of Income.

Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process, which occurs every seven to 35 days. Holders of auction rate securities may liquidate their holdings to prospective buyers by participating in the auctions. Auction rate securities do not qualify as cash equivalents because they have long-term maturity dates and there is no guarantee that holders will be able to liquidate their holdings through the auction process. During fiscal 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. As of September 30, 2008, the Company had $10 million invested in auction rate securities, which has been reclassified to other investments in the Consolidated Balance Sheets due to the failure of the auctions.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in thousands):

	September 30,
	2008	2007

Receivable:
Deposits paid for securities borrowed	$3,703,360	$6,534,760
Broker-dealers	33,610	32,156
Clearing organizations	413,158	93,630
Securities failed to deliver	26,841	89,042

Total	$4,176,969	$6,749,588

Payable:
Deposits received for securities loaned	$5,685,133	$8,289,353
Broker-dealers	8,228	26,816
Clearing organizations	22,418	49,667
Securities failed to receive	38,947	21,152

Total	$5,754,726	$8,386,988

7.	Allowance for Doubtful Accounts on Receivables

The following table summarizes activity in the Company’s allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in thousands):

	2008	2007	2006

Beginning balance	$19,120	$20,290	$12,925
Provision for doubtful accounts	9,780	5,273	2,647
Acquired in business combinations	401	—	8,795
Write-off of doubtful accounts	(6,819)	(6,443)	(4,077)

Ending balance	$22,482	$19,120	$20,290

8.	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	September 30,
	2008	2007

Leasehold improvements	$58,495	$35,348
Software	46,016	94,444
Computer equipment	88,031	48,766
Other equipment, furniture and fixtures	36,059	32,214

	228,601	210,772
Less: Accumulated depreciation and amortization	(75,393)	(118,324)

Property and equipment, net	$153,208	$92,448

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Investments

The Company’s other investments are summarized in the following table (dollars in thousands):

	September 30,
	2008	2007

Available-for-sale investments, at fair value:
Marketable equity securities	$2,094	$4,232
Auction rate securities	10,000	—

Total available-for-sale investments	12,094	4,232

Other investments, at cost	674	3,781

Total other investments	$12,768	$8,013

Available-for-sale investments in marketable equity securities included gross unrealized losses of $1.6 million as of September 30, 2008 and gross unrealized gains of $0.5 million as of September 30, 2007, which are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

10.	Acquisition Exit Liabilities

The Company has recorded exit liabilities associated with acquisitions, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. These exit liabilities consist principally of severance pay and other termination benefits and contract termination costs. The following is a summary of the activity in the Company’s acquisition exit liabilities (dollars in thousands):

	Employee	Clearing and		Occupancy	Professional
	Compensation	Execution	Communications	and Equipment	Services	Total

Balance, Sept. 30, 2005	$121	$—	$—	$3,217	$—	$3,338
Fiscal 2006 activity:
Exit costs recorded	59,335	10,073	—	46,936	1,734	118,078
Utilized	(32,780)	—	—	(26,985)	(400)	(60,165)

Balance, Sept. 29, 2006	26,676	10,073	—	23,168	1,334	61,251
Fiscal 2007 activity:
Exit costs recorded	20,569	579	57	3,393	9,674	34,272
Utilized	(38,408)	(3,851)	(57)	(4,121)	(8,103)	(54,540)
Adjustments	(1,447)	(1,801)	—	(1,401)	(2,674)	(7,323)

Balance, Sept. 30, 2007	7,390	5,000	—	21,039	231	33,660
Fiscal 2008 activity:
Exit costs recorded	—	—	—	—	649	649
Utilized	(4,815)	(5,000)	—	(3,912)	(880)	(14,607)
Adjustments	—	—	—	(4,385)	—	(4,385)

Balance, Sept. 30, 2008	$2,575	$—	$—	$12,742	$—	$15,317

The exit costs recorded during fiscal 2006 relate to the acquisition of TD Waterhouse described in Note 2. The exit costs recorded during fiscal 2007 relate to purchase accounting adjustments for the acquisition of TD Waterhouse. The exit costs recorded during fiscal 2008 relate to the acquisition of Fiserv Trust Company described in Note 2. Adjustments to purchase accounting estimates arising prior to January 24, 2007 (the one-year anniversary of the TD Waterhouse acquisition) are reflected in the “exit costs recorded” row as adjustments to the cost of

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquiring TD Waterhouse, and therefore adjusted the amount of goodwill recorded. Adjustments arising on or after January 24, 2007 are reflected in the “adjustments” rows.

Employee compensation exit liabilities are expected to be paid over contractual periods ending in fiscal 2013. Remaining occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.

11.	Credit Facilities

The Company entered into a credit agreement on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders under an unregistered private placement. The senior credit facilities include: (a) a senior secured term loan facility in the aggregate principal amount of $250 million (the “Term A Facility”), (b) a senior secured term loan facility in the aggregate principal amount of $1.65 billion (the “Term B Facility”) and (c) a senior secured revolving credit facility in the aggregate principal amount of $300 million (the “Revolving Facility”) (together, the “Financings”). The maturity date of the Term A Facility is December 31, 2011. The maturity date of the Term B Facility is December 31, 2012. The maturity date of the Revolving Facility is December 31, 2010. The Financings are subject to certain mandatory prepayments, which include prepayments based on leverage ratios and amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Under the terms of the Financings, the Company may prepay borrowings without penalty.

The Company used $1.6 billion of the proceeds from the Term A Facility and Term B Facility to fund a portion of the $6.00 per share special cash dividend paid in connection with the acquisition of TD Waterhouse and $300 million for working capital purposes. No initial borrowings were made on the Revolving Facility, which was established for general corporate purposes.

The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at the Company’s option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50% if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25% if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00% if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00% less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50% or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) 0.50%. On September 30, 2008, the applicable interest rates on the Term A Facility and the Term B Facility were 4.70% and 5.20%, respectively, based on 30-day LIBOR. As of September 30, 2008 and 2007, the Company had outstanding indebtedness of approximately $0.2 billion and $1.3 billion under the Term A Facility and Term B Facility, respectively. There were no borrowings outstanding under the Revolving Facility as of September 30, 2008 and 2007. The Financings also provide that the Company is obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that the Company pays fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by the Company and the issuing bank. A commitment fee at the rate of 0.375% per annum accrues on any unused amount of the Revolving Facility.

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

The Financings contain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financings also restrict the payment of dividends on the Company’s outstanding capital stock and repurchases or redemptions of the Company’s outstanding capital stock, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Financings as of September 30, 2008.

During fiscal 2007, the Company entered into two amendments to its January 23, 2006 credit agreement to allow the Company to repurchase additional shares of its outstanding common stock and to change its fiscal year end to September 30. The Company paid approximately $1.2 million of additional debt issuance costs to effect the amendments.

Fiscal year maturities on long-term debt outstanding at September 30, 2008 are as follows (dollars in thousands):

2009	$37,500
2010	56,250
2011	62,500
2012	21,875
2013	1,265,875

Total	$1,444,000

The Company, through its wholly-owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of September 30, 2008 and 2007. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of September 30, 2008 and 2007. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. Covenants under the Financings limit the broker-dealer subsidiaries to an aggregate outstanding principal balance of $1.0 billion in borrowings on uncommitted lines of credit. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2008 and 2007. As of September 30, 2008 and 2007, approximately $780 million was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

12.	Income Taxes

Provision for income taxes is comprised of the following for fiscal years indicated (dollars in thousands):

	2008	2007	2006

Current expense:
Federal	$505,270	$324,315	$242,511
State	50,196	43,630	42,392
Foreign	357	294	168

	555,823	368,239	285,071

Deferred (benefit) expense:
Federal	(76,843)	15,296	35,518
State	(19,395)	5,268	9,225
Foreign	—	—	732

	(96,238)	20,564	45,475

Provision for income taxes	$459,585	$388,803	$330,546

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.6	3.2	4.0
Adjustments to estimated state income taxes	(0.9)	—	—
Reversal of accruals for contingent tax liabilities, net	(0.2)	(0.4)	(0.3)
Other	(0.1)	(0.2)	(0.1)

	36.4%	37.6%	38.6%

The Company’s effective income tax rate for fiscal year 2008 was 36.4%, compared to 37.6% and 38.6% for fiscal years 2007 and 2006, respectively. The provision for income taxes for fiscal year 2008 was lower due to $7.2 million (net of the federal benefit) of favorable resolutions of state income tax matters and $11.1 million (net of the federal benefit) of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for calendar year 2007 and future years. These items favorably impacted the Company’s earnings for fiscal year 2008 by approximately $0.03 per share.

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

	September 30,
	2008	2007

Deferred tax assets:
Accrued liabilities	$86,369	$36,381
Intangible assets, state tax benefit	28,866	6,066
Stock-based compensation	15,350	16,522
Allowance for doubtful accounts	7,327	7,075
Unrealized investment losses	575	—
Unrealized tax gain on MMDA agreement	90,497	6,942
Operating loss carryforwards	17,048	9,503

Gross deferred tax assets	246,032	82,489
Less: Valuation allowance	(16,516)	(9,453)

Net deferred tax assets	229,516	73,036

Deferred tax liabilities:
Property and intangible assets	(375,243)	(385,328)
Unrealized investment gains	—	(200)
Other deferred tax liabilities	(3,646)	(2,045)

Total deferred tax liabilities	(378,889)	(387,573)

Net deferred tax liabilities	$(149,373)	$(314,537)

Included in deferred tax assets above as of September 30, 2008 is approximately $17.2 million of deferred tax benefits relating to intangible asset amortization deductions expected to be claimed in various state taxing jurisdictions, which may not be offset by deferred tax liabilities arising from different taxing jurisdictions on

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Consolidated Balance Sheets. This amount is presented separately as an asset on the Consolidated Balance Sheets.

At September 30, 2008, subsidiaries of the Company have approximately $322 million of separate state operating loss carryforwards, which expire between fiscal 2013 and 2015. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The increase in the valuation allowance of approximately $7.1 million from September 30, 2007 to September 30, 2008 was due to additional net operating losses generated at the separate subsidiaries, and was charged to income tax expense.

Effective October 1, 2007, the Company adopted FIN No. 48. The cumulative effect of adopting FIN No. 48 was a $4.2 million reduction to the beginning balance of retained earnings as of October 1, 2007. The total amount of gross unrecognized tax benefits as of October 1, 2007 was $135.1 million ($89.6 million net of the federal benefit on state matters), of which $73.3 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods.

A reconciliation of the activity related to unrecognized tax benefits follows (dollars in thousands):

Balance as of October 1, 2007	$135,096
Additions based on tax positions related to the current year	103,409
Additions for tax positions of prior years	555
Reductions for tax positions of prior years	(77)
Reductions due to settlements with taxing authorities	(11,082)
Reductions due to lapsed statute of limitations	(876)

Balance as of September 30, 2008	$227,025

The balance of unrecognized tax benefits as of September 30, 2008 was $227.0 million ($176.3 million net of the federal benefit on state matters), of which $79.5 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2005 through 2007 remain open under the statute of limitations and are subject to examination. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2008 could decrease by up to $26.1 million ($18.6 net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.

The Company’s policy is to recognize interest and penalties related to income tax matters as part of the provision for income taxes on the Consolidated Statements of Income. As of October 1, 2007, accrued interest and penalties related to unrecognized tax benefits was $18.1 million. During fiscal 2008, the Company recorded additional interest of $2.5 million. As of September 30, 2008, accrued interest and penalties included in current income taxes payable was $20.6 million.

13.	Capital Requirements

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	September 30,
	2008			2007
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD AMERITRADE Clearing, Inc.	$836,531	$157,458	$679,073	$678,042	$171,796	$506,246
TD AMERITRADE, Inc.	44,039	250	43,789	75,723	7,996	67,727

Totals	$880,570	$157,708	$722,862	$753,765	$179,792	$573,973

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) is an introducing broker-dealer.

The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $112.4 million as of September 30, 2008, which exceeded the required Tier 1 capital by $102.4 million.

14.	Stock-based Compensation

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

Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company’s common stock on the grant date. Stock options generally vest over a one- to four-year period and expire 10 years after the grant date. Restricted Stock Units (“RSUs”) are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period. RSUs granted to non-employee directors generally vest ratably over a three-year period. Performance Restricted Stock Units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the performance of the Company against specified performance goals, generally over a three-year period. At the end of the performance period, the number of shares of common stock issued is determined by adjusting upward or downward from the target in a range between 0% and 120%. Shares of common stock are issued following the end of the performance period.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense was $23.7 million, $18.2 million and $14.3 million for fiscal years 2008, 2007 and 2006, respectively. The related income tax benefits were $8.7 million, $6.7 million and $5.4 million for fiscal years 2008, 2007 and 2006, respectively. The cumulative effect of initially adopting SFAS No. 123R was not material.

The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2008 (in thousands, except exercise prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of year	15,693	$4.72
Granted	1,150	$18.21
Exercised	(2,523)	$3.65
Forfeited	(4)	$8.69
Expired	(3)	$6.27

Outstanding at end of year	14,313	$6.00	4.1	$154,931

Exercisable at end of year	13,154	$4.92	3.6	$154,900

The weighted-average grant-date fair value of options granted during fiscal years 2008, 2007 and 2006 was $9.05, $9.40 and $11.97, respectively. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $39.0 million, $28.7 million and $128.0 million, respectively. As of September 30, 2008, the total unrecognized compensation cost related to nonvested stock option awards was approximately $9.5 million and is expected to be recognized over a weighted average period of 2.0 years.

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2008	2007	2006

Risk-free interest rate	3.39%	4.67%	4.40%
Expected dividend yield	0%	0%	0%
Expected volatility	44%	54%	58%
Expected option life (years)	6.8	3.2	5.0

The risk free interest rate assumptions are based on U.S. Treasury note yields with remaining terms that are comparable to the expected option life assumptions used in the valuation models. The expected volatility is based on historical daily price changes of the Company’s stock since September 2002 for fiscal year 2008 grants and since April 2001 for fiscal year 2007 and 2006 grants. The expected option life is the average number of years that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.

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

The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2008 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	659	$20.06
Granted	888	$19.09
Vested	(28)	$18.78
Forfeited	(59)	$19.82

Nonvested at end of year	1,460	$19.50

The following is a summary of PRSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2008 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	1,782	$19.17
Granted	55	$20.73
Vested	(16)	$17.09
Forfeited	(66)	$19.88
Performance adjustments	52	$18.28

Nonvested at end of year	1,807	$19.18

The nonvested PRSU units reflected in the table above reflect the target number of awards assuming the performance goals are attained at 100%, except in cases where actual performance is known. Actual performance may result in 0% to 120% of the target units ultimately being earned; therefore, the actual number of shares issued may ultimately differ.

As of September 30, 2008, there was $20.0 million of estimated unrecognized compensation cost related to nonvested RSUs and PRSUs. As of September 30, 2008, these costs are expected to be recognized over a weighted average period of 1.6 years.

Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2008, the Company was not obligated to repurchase additional shares pursuant to the Stockholders Agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.

15.	Employee Benefit Plans

The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $20.0 million, $14.5 million and $13.6 million for fiscal years 2008, 2007 and 2006, respectively.

16.	Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years indicated (in thousands, except per share amounts):

	2008	2007	2006

Net income	$803,917	$645,900	$526,759

Weighted average shares outstanding — basic	593,746	598,503	544,307
Effect of dilutive securities:
Stock options	7,655	9,357	11,064
Restricted stock units	1,665	361	64
Deferred compensation shares	67	42	30

Weighted average shares outstanding — diluted	603,133	608,263	555,465

Earnings per share — basic	$1.35	$1.08	$0.97
Earnings per share — diluted	$1.33	$1.06	$0.95

17.	Commitments and Contingencies

Lease Commitments — The Company has various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows (dollars in thousands):

	Minimum Lease	Sublease	Net Lease
Fiscal Year	Payments	Proceeds	Commitments

2009	$44,903	$(5,276)	$39,627
2010	44,331	(4,468)	39,863
2011	39,655	(731)	38,924
2012	38,955	(644)	38,311
2013	36,293	(161)	36,132
Thereafter (to 2021)	167,651	—	167,651

Total	$371,788	$(11,280)	$360,508

Rental expense, net of sublease income, was approximately $31.9 million, $36.3 million and $35.4 million for fiscal years 2008, 2007 and 2006, respectively.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has capital leases on computer equipment. The amortization of equipment under capital leases is included in depreciation and amortization on the Consolidated Statements of Income. The following is a schedule of future minimum lease payments under capital leases along with the present value of the minimum lease payments (dollars in thousands):

Fiscal year 2009	$699

Total minimum lease payments	699
Less: Amount representing interest	(155)

Present value of minimum lease payments	$544

Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant has conducted four investigations since August 2007 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. A hearing on a motion requesting preliminary approval of the proposed settlement was held on June 12, 2008. The court denied the motion without prejudice. After additional submissions were made by the parties, the Court held a further hearing on October 7, 2008. The Court has not yet issued a ruling on the matter.

Auction Rate Securities Matters — Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints have been filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The putative class actions are captioned Humphrys v. TD Ameritrade Holding Corp. et al. and Silverstein v. TD Ameritrade Holding Corp. et al. The complaints seek an unspecified amount of compensatory damages, injunctive relief, interest and attorneys’ fees. Both cases are pending in the U.S. District Court for the Southern District of New York. A motion was filed by some plaintiffs requesting that the proceedings in the lawsuits against the various financial services firms in effect be consolidated before one judge. The Company and parties in other cases filed oppositions to the motion. The Judicial Panel on Multidistrict Litigation denied the motion in October 2008.

The SEC and other regulatory authorities are conducting investigations regarding the sale of ARS. TDA Inc. has received a subpoena and other requests for documents and information from the regulatory authorities. The Company is cooperating with the investigations and requests. As of September 30, 2008, the Company’s clients hold ARS with an aggregate par value of approximately $0.9 billion in TDA Inc. accounts.

Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (Primary Fund and International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but seeks to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which The Reserve announced are being liquidated. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering The Reserve funds to clients. TDA Inc. is cooperating with the investigations.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company mitigates this risk by requiring credit

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through the OCC. As of September 30, 2008, approximately $2.1 billion of receivables for securities borrowed were receivable from the OCC through their risk sharing program, representing approximately 51% of the balance of receivables from brokers, dealers and clearing organizations on the Consolidated Balance Sheet. The OCC’s most recent Standard and Poor’s credit rating is AAA.

As of September 30, 2008, client excess margin securities of approximately $9.5 billion and stock borrowings of approximately $3.7 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $5.7 billion and repledged approximately $1.5 billion of that collateral as of September 30, 2008.

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

See “Money Market Deposit Account Agreement” in Note 20 for a description of a guarantee included in that agreement.

During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced they were suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients receive less than $1.00 per share for these funds upon an orderly liquidation, the Company will commit up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other public information, the Company has accrued an estimated fair value of $27.0 million for this obligation as of September 30, 2008, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. The expense related to this obligation is included in losses on money market funds on the Consolidated Statements of Income.

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

18.	Segment and Geographic Area Information

The Company operates in the securities brokerage industry and does not report results of operations internally on an operating segment basis.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the sale of Ameritrade Canada, Inc. to TD on January 24, 2006, the Company had broker-dealer operations in the United States and Canada. Pursuant to the sale of Ameritrade Canada, Inc., the Company has agreed not to compete or own any portion of a business that competes with TD in Canada (including in the retail securities brokerage business). The Company’s Canadian operations did not have significant long-lived assets for any period presented. The following table summarizes the Company’s revenues from external clients by geographic area of operations for the fiscal years indicated (dollars in thousands):

	2008	2007	2006

United States	$2,537,356	$2,176,946	$1,799,915
Canada	—	—	3,616

Total	$2,537,356	$2,176,946	$1,803,531

19.	Derivative Financial Instruments and Hedging Activities

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

The embedded collars did not qualify for hedge accounting treatment, and were therefore accounted for as non-hedging derivatives on the consolidated financial statements. Changes in the fair value of the embedded collars were included under the caption “Fair value adjustments of investment-related derivative instruments” on the Consolidated Statements of Income.

The $35.5 million of cash received on the forward contracts was accounted for as an obligation on the Consolidated Balance Sheets. The Company was accreting interest on the obligation to the notional maturity amount of $41.4 million over the terms of the forward contracts using effective interest rates with a weighted average of approximately 4.3%. Upon settlement of each forward contract in January 2006, the realized gain on the Knight stock delivered to the counterparty or otherwise sold has been reclassified from other comprehensive income into earnings, net of taxes.

The Company was also a party to equity swap agreements in TD common stock related to restricted share unit plan liabilities assumed in connection with the acquisition of TD Waterhouse. These swap agreements expired in December 2007 and are described in Note 20.

20.	Related Party Transactions

As a result of the acquisition of TD Waterhouse described in Note 2, TD became an affiliate of the Company, owning approximately 39.9% of the Company’s voting common stock as of September 30, 2008. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective July 1, 2008, TDA Inc. and TDA Clearing entered into an amendment to the MMDA agreement with TD Bank USA and TD. The amended agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two year’s prior written notice. The amended agreement provides that the marketing fee earned on the MMDA agreement is now calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the MMDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The amendment provides that, from time to time, the Company may recommend amounts and maturity dates for the other fixed-rate investments (component (b) above) in the MMDA portfolio, subject to the approval of TD Bank USA. As of September 30, 2008, the MMDA portfolio was comprised of approximately 53% component (a) investments, 21% component (b) investments and 26% component (c) investments.

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

The Company earned fee income associated with the money market deposit account agreement of $628.7 million, $535.4 million and $185.0 million for fiscal years 2008, 2007 and 2006, respectively, which are reported as money market deposit account fees on the Consolidated Statements of Income.

Mutual Fund Agreements

The Company and certain of its subsidiaries and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and earns fees for those services. In the event compensation under the transfer agency agreement, shareholder services agreement and

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dealer agreement is less than the minimum compensation called for by the services agreement, the deficit is earned by the Company under the services agreement. The services agreement had an initial term of two years and was automatically renewed for an additional two-year term on January 24, 2008. The agreement is automatically renewable for successive two-year terms (so long as certain related agreements are in effect). It may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with these agreements of $201.2 million, $112.5 million and $62.6 million for fiscal years 2008, 2007 and 2006, respectively, which is included in investment product fees on the Consolidated Statements of Income.

Cash Management Services Agreement

Pursuant to a Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $1.0 million, $3.4 million and $2.3 million for fiscal years 2008, 2007 and 2006, respectively, which is included in clearing and execution costs on the Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the MMDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days prior written notice to TD Bank USA.

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

Indemnification Agreement for Phantom Stock Plan Liabilities

Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 50,940 and 64,095 SARs outstanding as of September 30, 2008 and 2007, respectively, with an approximate value of $1.7 million and $3.1 million, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.

Restricted Share Units and Related Swap Agreements

The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after tax withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During December 2007, most of the restricted stock units vested and were settled and all the equity swap agreements expired. In May 2008, the remaining restricted share units vested and were settled. The Company incurred $0.2 million and $0.3 million of interest expense to the TD affiliate to finance the swap agreements during fiscal 2007 and fiscal 2006, respectively. There were 181,059 restricted share units outstanding as of September 30, 2007 with an approximate value of $13.9 million. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million in fiscal 2008 and gains of $3.2 million and $1.7 million for fiscal 2007 and fiscal 2006, respectively, which are included in fair value adjustments of compensation-related derivative instruments on the Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.

Canadian Call Center Services Agreement

Pursuant to the Canadian Call Center Services Agreement, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc. until May 1, 2010, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $18.4 million, $14.8 million and $8.3 million for fiscal years 2008, 2007 and 2006, respectively, which is included in professional services expense on the Consolidated Statements of Income.

Other Related Party Transactions

TD Options LLC, a subsidiary of TD, pays the Company the amount of exchange-sponsored payment for order flow that it receives for routing TDA Inc. client orders to the exchanges. The Company earned $3.5 million, $0.3 million and $0.1 million of payment for order flow revenues from TD Options LLC for fiscal years 2008, 2007 and 2006, respectively, which is included in commissions and transaction fees on the Consolidated Statements of Income.

Effective as of February 15, 2008, the Company entered into a Master License, Services and Distribution Agreement with Verdasys, Inc. Pursuant to this agreement, Verdasys, Inc. has agreed to develop data protection software for the Company for a contract sum of $15.2 million. The Company paid $5.0 million on the effective date of the agreement, with the remainder payable after acceptance of the software by the Company. An affiliate of TD has a minority equity investment in Verdasys, Inc.

Effective as of December 12, 2007, TDA Inc. entered into a Certificates of Deposit Brokerage Agreement with TD Bank USA, under which TDA Inc. acted as agent for its clients in purchasing certificates of deposit from TD Bank USA. Fees are calculated under the agreement in a manner consistent with the methodology of the MMDA agreement described above. The Company incurred net fee expense associated with the agreement of $2.4 million for fiscal 2008, which is included in net interest revenue on the Consolidated Statements of Income.

National Investor Services Corp., a wholly-owned subsidiary of the Company, provided clearing services to a U.S. affiliate of TD during fiscal 2006. The Company earned fee income associated with these clearing services of $1.1 million for fiscal 2006, which is included in commissions and transaction fees revenue on the Consolidated Statements of Income.

Receivables from and Payables to TD

Receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliates and payable to affiliates, respectively, on the Consolidated

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheets. Receivables from and payables to TD affiliates resulting from client cash sweep activity are generally settled in cash the next business day. Other receivables from and payables to affiliates of TD are generally settled in cash on a monthly basis.

21.	Condensed Financial Information (Parent Company Only)

The following presents the parent company’s condensed balance sheets, statements of income and statements of cash flows:

CONDENSED BALANCE SHEETS
As of September 30, 2008 and 2007

	2008	2007
	(In thousands)

ASSETS
Cash and cash equivalents	$989	$52
Short-term investments	774	—
Investments in subsidiaries	4,623,195	3,778,608
Receivable from subsidiaries	40,574	4,988
Deferred income taxes, net	27,582	4,384
Other assets	13,647	16,490

Total assets	$4,706,761	$3,804,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$184,132	$70,471
Payable to subsidiaries	153,591	100,755
Long-term debt	1,444,000	1,478,375

Total liabilities	1,781,723	1,649,601
Stockholders’ equity	2,925,038	2,154,921

Total liabilities and stockholders’ equity	$4,706,761	$3,804,522

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF INCOME
For the Years Ended September 30, 2008, September 30, 2007 and September 29, 2006

	2008	2007	2006
	(In thousands)

Revenues:
Management fee from subsidiaries	$52,264	$30,931	$36,985
Interest revenue	472	939	1,871
Other	16	12	—

Total revenues	52,752	31,882	38,856

Expenses:
Employee compensation and benefits	44,745	24,854	25,415
Interest expense	78,392	117,717	89,809
Fair value adjustments of investment-related derivative instruments	—	—	11,703
Allocated costs from subsidiaries	—	210	5,695
Other	4,337	1,908	6,601

Total expenses	127,474	144,689	139,223

Loss before other income, income taxes and equity in income of subsidiaries	(74,722)	(112,807)	(100,367)
Other income:
Gain on sale of investment	—	487	78,840

Loss before income taxes and equity in income of subsidiaries	(74,722)	(112,320)	(21,527)
Income tax benefit	(24,484)	(46,009)	(10,354)

Loss before equity in income of subsidiaries	(50,238)	(66,311)	(11,173)
Equity in income of subsidiaries	854,155	712,211	537,932

Net income	$803,917	$645,900	$526,759

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2008, September 30, 2007 and September 29, 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$803,917	$645,900	$526,759
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in income of subsidiaries	(854,155)	(712,211)	(537,932)
Deferred income taxes	(1,531)	(2,147)	9,427
Gain on sale of investments	—	(487)	(78,840)
Fair value adjustments of investment-related derivative instruments	—	—	11,703
Dividends from subsidiaries	—	495,000	596,000
Stock-based compensation	23,670	18,182	14,329
Other	—	—	454
Changes in operating assets and liabilities:
Receivable from subsidiaries	(35,586)	85,556	43,708
Other assets	2,843	3,211	29,439
Accounts payable and accrued liabilities	97,566	19,383	(33,815)
Payable to subsidiaries	51,262	(107,359)	195,513

Net cash provided by operating activities	87,986	445,028	776,745

Cash flows from investing activities:
Investment in subsidiaries	—	—	(77,000)
Proceeds from sale of investment	—	870	7,492
Cash paid in business combinations	—	—	(20)
Reclassification of money market funds to short-term investments	(774)	—	—
Purchase of investments	—	—	(198)

Net cash (used in) provided by investing activities	(774)	870	(69,726)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,900,000
Payment of debt issuance costs	—	(1,245)	(20,992)
Principal payments on long-term debt	(34,375)	(225,000)	(196,625)
Proceeds from exercise of stock options	9,220	10,887	46,881
Payment of cash dividend	—	—	(2,442,780)
Purchase of treasury stock	(74,568)	(258,637)	(67,697)
Excess tax benefits on stock-based compensation	13,448	10,337	48,864

Net cash used in financing activities	(86,275)	(463,658)	(732,349)

Net increase (decrease) in cash and cash equivalents	937	(17,760)	(25,330)
Cash and cash equivalents at beginning of year	52	17,812	43,142

Cash and cash equivalents at end of year	$989	$52	$17,812

Supplemental cash flow information:
Interest paid	$75,694	$113,930	$86,530
Income taxes paid	$443,438	$298,523	$256,170
Tax benefit on exercises and distributions of stock-based compensation	$13,517	$10,463	$49,256
Noncash investing and financing activities:
Assets transferred to subsidiaries, net	$—	$(36)	$(852)
Settlement of prepaid variable forward contract liabilities in exchange for investment	$—	$—	$72,077
Issuance of common stock in acquisition	$—	$—	$2,123,181

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Data (Unaudited)

(Dollars in thousands, except per share amounts)	For the Fiscal Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$641,616	$622,887	$623,604	$649,249
Pre-tax income	$356,631	$299,954	$328,180	$278,737
Net income	$240,839	$186,716	$204,362	$171,999
Basic earnings per share	$0.40	$0.31	$0.34	$0.29
Diluted earnings per share	$0.40	$0.31	$0.34	$0.29

	For the Fiscal Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$535,176	$524,762	$541,807	$575,201
Pre-tax income	$239,371	$229,730	$254,531	$311,072
Net income	$145,633	$141,139	$158,698	$200,431
Basic earnings per share	$0.24	$0.24	$0.27	$0.34
Diluted earnings per share	$0.24	$0.23	$0.26	$0.33

Quarterly amounts may not sum to year-end totals due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of September 30, 2008. In addition, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to the effectiveness and efficiency of operations and compliance with applicable laws and regulations as of September 30, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD AMERITRADE Holding Corporation

We have audited TD AMERITRADE Holding Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD AMERITRADE Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TD AMERITRADE Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD AMERITRADE Holding Corporation as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated November 25, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
November 25, 2008

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. As part of this evaluation, management considered the changes in internal control over financial reporting described later in this section. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

During August 2008, the Company completed the conversion of registered investment advisors from the Fiserv Trust Company platform to the TD AMERITRADE Institutional platform. The Company also established a system of internal control over financial reporting for the trust business acquired in the Fiserv Trust Company acquisition, independent of the Fiserv Trust Company platform. The elimination of the Fiserv Trust Company platform and establishment of a new system of internal controls over financial reporting for the trust business represent material changes in internal control over financial reporting during the fourth quarter ended September 30, 2008.

There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2008 (the “Proxy Statement”).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2008, information about compensation plans under which equity securities of the Company are authorized for issuance:

			Number of Securities
			Remaining Available
			for Future
			Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	14,223,453	$6.01	25,720,800	(1)
Individual equity compensation arrangement	90,000	$3.48	N/A

Total	14,313,453	$6.00	25,720,800

(1)	The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 2006 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of September 30, 2008, there were, in the aggregate, 21,049,677 shares remaining available for issuance pursuant to the Long-Term Incentive Plan and the Directors Plan.

The table above includes the following options assumed in connection with the Company’s merger with Datek in fiscal 2002:

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise	Exercise Price of
	of Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	224,802	$3.58
Individual equity compensation arrangement	90,000	$3.48

Total	314,802	$3.55

The Company does not have any equity compensation plans that were not previously approved by stockholders. At September 30, 2008, the Company had in place an individual compensation arrangement assumed in the Datek merger that was not approved by Datek’s stockholders, as follows: Moishe Zelcer, a former employee of Datek, has an option to purchase 90,000 shares of Company common stock under a stock option agreement dated December 30, 1999. This option is fully vested and exercisable at an exercise price of $3.48 per share. This option expires on December 29, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

3.  Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.		Description

2.1		Stock Purchase Agreement, dated May 24, 2007, between TD AMERITRADE Online Holdings Corporation and Fiserv, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q filed on August 7, 2007)
2.2		Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 28, 2005)
2.3		Amendment No. 1 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of October 28, 2005 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed October 31, 2005)
2.4		Amendment No. 2 to the Agreement of Sale and Purchase between Ameritrade Holding Corporation and The Toronto-Dominion Bank dated as of December 23, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed December 29, 2005)
2.5		Agreement of Sale and Purchase among Ameritrade Holding Corporation, Datek Online Holdings Corp., The Toronto-Dominion Bank and TD Waterhouse Canada Inc, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on September 12, 2005)
3.1		Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)
3.2		Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
10	.1*	Form of Indemnification Agreements, dated as of May 30, 2006, between TD AMERITRADE Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)
10	.2*	Employment Agreement, as amended and restated, effective as of June 11, 2008, between Joseph H. Moglia and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.3*	Amendment to Employment Agreement, dated as of September 29, 2008, between Joseph H. Moglia and TD AMERITRADE Holding Corporation
10	.4*	Deferred Compensation Plan, effective as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit B of Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 14, 2001)
10	.5*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)

Exhibit No.		Description

10	.6*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.7*	Employment Agreement, as amended and restated, effective as of May 16, 2008, between Fredric J. Tomczyk and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.8*	Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.9*	Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD AMERITRADE Holding Corporation
10	.10*	Employment Agreement, dated May 23, 2006, between T. Christian Armstrong and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 25, 2006)
10	.11*	Amendment to Employment Agreement, dated as of April 24, 2008, between T. Christian Armstrong and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.12*	Executive Employment Agreement, dated as of November 1, 2007, between Bryce B. Engel and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 8, 2008)
10	.13*	Amendment to Employment Agreement, dated as of September 9, 2008, between Bryce B. Engel and TD AMERITRADE Holding Corporation
10	.14*	Separation and Release of Claims Agreement, dated as of September 9, 2008, between Bryce B. Engel and TD AMERITRADE Holding Corporation
10	.15*	Ameritrade Holding Corporation 1996 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Appendix B of the Company’s Proxy Statement filed on January 30, 2006)
10	.16*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.17*	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)
10	.18*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 9, 2006)
10	.19*	TD AMERITRADE Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)
10	.20*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.21*	Form of Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.22*	Form of award letter to Bonus Recipients under the Directors Incentive Plan, dated February 27, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 1, 2006)
10	.23*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 16, 2006)
10	.24*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)
10	.25*	Form of award letter to Bonus Recipients under the Executive Deferred Compensation Program, dated February 23, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2006)
10	.26*	Management Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix B of the Company’s Proxy Statement filed on January 24, 2007)

Exhibit No.		Description

10	.27*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)
10	.28*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.29*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)
10	.30*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.31		Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)
10.32		Amendment No. 1 to Stockholders Agreement among TD AMERITRADE Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD AMERITRADE, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.33		Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)
10.34		Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)
10.35		$2,200,000,000 Credit Agreement, dated January 23, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed February 8, 2006)
10.36		Amendment No. 1 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated March 31, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.37		Amendment and Waiver No. 2 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated December 11, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 7, 2007)
14		Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed May 6, 2004)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of November, 2008.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of November, 2008.

/s/ JOSEPH H. MOGLIA Joseph H. Moglia Chairman of the Board	/s/ WILBUR J. PREZZANO Wilbur J. Prezzano Director

/s/ W. EDMUND CLARK W. Edmund Clark Vice Chairman of the Board	/s/ J. JOE RICKETTS J. Joe Ricketts Director

/s/ MARSHALL A. COHEN Marshall A. Cohen Director	/s/ J. PETER RICKETTS J. Peter Ricketts Director

/s/ DAN W. COOK III Dan W. Cook III Director	/s/ THOMAS S. RICKETTS Thomas S. Ricketts Director

/s/ WILLIAM H. HATANAKA William H. Hatanaka Director	/s/ ALLAN R. TESSLER Allan R. Tessler Director

/s/ MARK L. MITCHELL Mark L. Mitchell Director