Form 10-Q
period 2008-12-31
TD AMERITRADE HOLDING CORP
filed 2009-02-05
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 30, 2009, there were 589,318,526 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of December 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD AMERITRADE Holding Corporation as of September 30, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 5, 2009

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,154,155	$674,135
Short-term investments	118,148	369,133
Cash and investments segregated in compliance with federal regulations	1,869,120	260,000
Receivable from brokers, dealers and clearing organizations	1,856,800	4,177,149
Receivable from clients — net of allowance for doubtful accounts	4,031,917	6,933,926
Receivable from affiliates	123,200	179,633
Other receivables — net of allowance for doubtful accounts	80,716	89,486
Securities owned, at fair value	56,674	60,645
Property and equipment — net of accumulated depreciation and amortization	153,622	153,208
Goodwill	1,946,761	1,947,102
Acquired intangible assets — net of accumulated amortization	998,141	1,013,679
Deferred income taxes	24,187	17,158
Other investments	11,996	12,768
Other assets	69,785	63,500

Total assets	$12,495,222	$15,951,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,221,046	$5,769,676
Payable to clients	5,075,356	5,070,671
Accounts payable and accrued liabilities	641,816	571,425
Payable to affiliates	3,359	3,637
Long-term debt	1,434,625	1,444,000
Capitalized lease obligations	235	544
Deferred income taxes	40,695	166,531

Total liabilities	9,417,132	13,026,484

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; December 31, 2008 — 590,232,231 shares outstanding; September 30, 2008 — 593,130,521 shares outstanding	6,314	6,314
Additional paid-in capital	1,619,775	1,613,700
Retained earnings	2,070,810	1,886,412
Treasury stock, common, at cost — December 31, 2008 — 41,149,629 shares; September 30, 2008 — 38,251,339 shares	(617,299)	(580,664)
Deferred compensation	147	146
Accumulated other comprehensive loss	(1,657)	(870)

Total stockholders’ equity	3,078,090	2,925,038

Total liabilities and stockholders’ equity	$12,495,222	$15,951,522

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,
	2008	2007
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$287,113	$260,269

Asset-based revenues:
Interest revenue	92,514	250,210
Brokerage interest expense	(7,675)	(101,119)

Net interest revenue	84,839	149,091

Money market deposit account fees	163,230	155,840
Investment product fees	69,166	68,005

Total asset-based revenues	317,235	372,936

Other revenues	6,381	8,411

Net revenues	610,729	641,616

Expenses:
Employee compensation and benefits	117,390	106,015
Fair value adjustments of compensation-related derivative instruments	—	764
Clearing and execution costs	15,628	12,066
Communications	18,744	17,524
Occupancy and equipment costs	30,127	25,008
Depreciation and amortization	11,503	7,695
Amortization of acquired intangible assets	15,538	13,723
Professional services	27,339	19,282
Interest on borrowings	15,637	25,726
Other	11,564	12,370
Advertising	46,697	45,456

Total expenses	310,167	285,629

Income before other income and income taxes	300,562	355,987

Other income:
Gain on sale of investments	—	644

Pre-tax income	300,562	356,631
Provision for income taxes	116,164	115,792

Net income	$184,398	$240,839

Earnings per share — basic	$0.31	$0.40
Earnings per share — diluted	$0.31	$0.40

Weighted average shares outstanding — basic	591,748	594,915
Weighted average shares outstanding — diluted	600,601	604,388
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$184,398	$240,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,503	7,695
Amortization of acquired intangible assets	15,538	13,723
Deferred income taxes	(132,638)	(44,188)
Gain on sale of investments	—	(644)
Loss on disposal of property	1,273	193
Fair value adjustments of derivative instruments	—	764
Stock-based compensation	6,382	5,340
Other, net	73	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(1,609,120)	(82,000)
Receivable from brokers, dealers and clearing organizations	2,320,349	607,488
Receivable from clients, net	2,902,009	(1,089,860)
Receivable from/payable to affiliates, net	56,382	(38,798)
Other receivables, net	8,742	(50,065)
Securities owned	3,971	(118,225)
Other assets	(6,285)	(5,160)
Payable to brokers, dealers and clearing organizations	(3,548,630)	852,738
Payable to clients	4,685	(261,515)
Accounts payable and accrued liabilities	70,764	(10,431)

Net cash provided by operating activities	289,396	27,894

Cash flows from investing activities:
Purchase of property and equipment	(13,190)	(11,475)
Purchase of short-term investments	—	(251,740)
Proceeds from sale of short-term investments	—	328,540
Proceeds from redemption of money market funds	250,934	—
Proceeds from sale of other investments available-for-sale	140	4,336
Other	—	9

Net cash provided by investing activities	237,884	69,670

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2008	2007
Cash flows from financing activities:
Principal payments on long-term debt	$(9,375)	$(6,250)
Principal payments on capital lease obligations	(309)	(791)
Proceeds from exercise of stock options; Three months ended December 31, 2008 — 80,976 shares; 2007 — 1,246,433 shares	372	2,600
Purchase of treasury stock; Three months ended December 31, 2008 — 2,980,563 shares; 2007 — 1,030,000 shares	(37,584)	(19,505)
Excess tax benefits on stock-based compensation	271	6,871

Net cash used in financing activities	(46,625)	(17,075)

Effect of exchange rate changes on cash and cash equivalents	(635)	41

Net increase in cash and cash equivalents	480,020	80,530

Cash and cash equivalents at beginning of period	674,135	413,787

Cash and cash equivalents at end of period	$1,154,155	$494,317

Supplemental cash flow information:
Interest paid	$30,840	$125,615
Income taxes paid	$109,470	$113,940
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month Periods Ended December 31, 2008 and 2007
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2008.
Reclassifications:
Approximately $0.2 million has been reclassified from receivable from affiliates to receivable from brokers, dealers and clearing organizations as of September 30, 2008 on the Condensed Consolidated Balance Sheets. Approximately $15.0 million has been reclassified from payable to affiliates to payable to brokers, dealers and clearing organizations as of September 30, 2008 on the Condensed Consolidated Balance Sheets. Each of the aforementioned reclassifications was made in order to conform to the current financial statement presentation.
Recently Adopted Accounting Pronouncements:
SFAS No. 157 — On October 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not adopt this statement until October 1, 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 10 – FAIR VALUE DISCLOSURES for additional information.
Recently Issued Accounting Pronouncements:
SFAS No. 141R — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The Company will evaluate the impact of SFAS No. 141R on any potential future business combinations that may occur on or after the effective date.
2. BUSINESS COMBINATIONS
On January 8, 2009, the Company entered into a definitive agreement to acquire thinkorswim Group Inc. (“thinkorswim”) for approximately 28 million shares of Company common stock and approximately $225 million in cash. thinkorswim offers online brokerage, investor education and related financial products and services for self-directed investors and active traders. Upon the closing of the acquisition, each share of thinkorswim common stock will be exchanged for $3.34 in cash and 0.3980 shares of the Company’s common stock. In connection with the acquisition, the Company also announced its intent to initiate a new stock repurchase program that will equal the approximately 28 million shares issued in the acquisition. The closing of the acquisition is subject to customary conditions, including regulatory and thinkorswim stockholder approvals, and is expected to occur during fiscal 2009.

On February 4, 2008, the Company completed the acquisition of Fiserv Trust Company, an investment support services business and wholly-owned subsidiary of Fiserv, Inc. (“Fiserv”). The Company paid $274.5 million in cash during fiscal 2008 for this acquisition. Pursuant to the stock purchase agreement, an additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of revenue targets. Based on revenues through December 31, 2008, the Company expects the earn-out payment to be between $40 million and $45 million. The Company’s condensed consolidated financial statements include the results of operations for Fiserv Trust Company beginning February 5, 2008.
3. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the three months ended December 31, 2008 (dollars in thousands):

Balance as of September 30, 2008	$1,947,102

Purchase accounting adjustments, net of income taxes (1)	(330)
Tax benefit of option exercises (2)	(11)

Balance as of December 31, 2008	$1,946,761

(1)	Purchase accounting adjustments primarily consist of adjustments to liabilities related to the acquisition of Fiserv Trust Company in fiscal 2008.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek Online Holdings Corp. merger in fiscal 2002. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of December 31, 2008 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,062,046	$(209,579)	$852,467
Trademark license	145,674	—	145,674

Totals	$1,207,720	$(209,579)	$998,141

The Company estimates that amortization expense on acquired intangible assets outstanding as of December 31, 2008 will be approximately $46.2 million for the remainder of fiscal 2009 and approximately $61.6 million for each of the five succeeding fiscal years.

4. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	December 31,	September 30,
	2008	2008
Corporate	$203,883	$184,632
Broker-dealer subsidiaries	838,061	418,626
Trust company subsidiaries	99,173	61,430
Investment advisory subsidiaries	13,038	9,447

Total	$1,154,155	$674,135

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
5. SHORT-TERM INVESTMENTS
Short-term investments consist of the following (dollars in thousands):

	December 31,	September 30,
	2008	2008
Money market mutual funds	$117,051	$368,066
Federal National Mortgage Association discount notes	1,097	1,067

Total short-term investments	$118,148	$369,133

As of September 30, 2008, the Company had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. In September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. As of September 30, 2008, the Company classified approximately $217.4 million of its Primary Fund holdings as cash and cash equivalents, based on its estimated share of the partial redemption. The remaining $368.1 million of the Company’s Primary Fund holdings was reclassified to short-term investments, due to uncertainty as to whether these holdings could be converted to cash within three months. During the first quarter of fiscal 2009, the Company received $468.4 million of cash as The Reserve redeemed approximately 79% of the shares of the fund. The Company’s remaining Primary Fund holdings with a fair value of $117.1 million remain classified as short-term investments, due to uncertainty as to whether the holdings can be converted to cash within three months.
6. ACQUISITION EXIT LIABILITIES
The following table summarizes activity in the Company’s acquisition exit liabilities, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets (dollars in thousands):

	Three Months Ended December 31, 2008
	Balance at		Balance at
	Sept. 30, 2008	Utilized	Dec. 31, 2008
Employee compensation and benefits	$2,575	$(249)	$2,326
Occupancy and equipment costs	12,742	(510)	12,232

Total acquisition exit liabilities	$15,317	$(759)	$14,558

The exit liabilities primarily relate to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”) during fiscal 2006. Employee compensation exit liabilities are expected to be paid over contractual periods ending in fiscal 2013. Remaining occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.

7. INCOME TAXES
The Company’s effective income tax rate for the three months ended December 31, 2008 was 38.6%, compared to 32.5% for the three months ended December 31, 2007. The provision for income taxes for the three months ended December 31, 2007 was unusually low due to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted the Company’s earnings for the three months ended December 31, 2007 by approximately $0.03 per share.
8. CAPITAL REQUIREMENTS
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	December 31, 2008			September 30, 2008
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD AMERITRADE Clearing, Inc.	$1,087,338	$92,187	$995,151	$836,531	$157,458	$679,073
TD AMERITRADE, Inc.	63,049	500	62,549	44,039	250	43,789

Totals	$1,150,387	$92,687	$1,057,700	$880,570	$157,708	$722,862

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) is an introducing broker-dealer.
The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $111.3 million and $112.4 million as of December 31, 2008 and September 30, 2008, respectively, which exceeded the required Tier 1 capital by $101.3 million and $102.4 million, respectively.
9. COMMITMENTS AND CONTINGENCIES
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
The SEC and other regulatory authorities are conducting investigations regarding the sale of ARS. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. The Company is cooperating with the investigations and requests. The Company and regulatory authorities are in discussions regarding the possible resolution of the investigations with respect to TDA Inc., which could include the Company offering to purchase certain client ARS over time. As of February 2, 2009, the Company’s clients held ARS with an aggregate par value of approximately $694 million in TDA Inc. accounts, including $192 million custodied for clients of independent registered investment advisors.
Reserve Fund Matters – During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but sought to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which The Reserve announced are being liquidated. From October 31, 2008 through February 2, 2008, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.79 per share, $0.65 per share and $0.69 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November and December 2008 two purported class action lawsuits were filed with respect to the Yield Plus Fund. The lawsuits are captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York and Hamilton v. TD Ameritrade, Inc. et al. in the U.S. District Court for the Northern District of Georgia. The lawsuits are on behalf of persons who purchased shares of Reserve Yield Plus Fund. Both complaints name as defendants a number of entities and individuals related to The Reserve. The Company is named as a defendant in both cases and TDA Inc. is named as a defendant in the Hamilton case. The complaints allege claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectus and in other statements regarding the fund. The complaints seek an unspecified amount of compensatory damages, interest and attorneys’ fees.
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
Income Taxes – The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the condensed consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. The Toronto-Dominion Bank (“TD”) has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse prior to the Company’s acquisition of TD Waterhouse.
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
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through the OCC. As of December 31, 2008, approximately $0.8 billion of receivables for securities borrowed were receivable from the OCC through its risk-sharing program, representing approximately 45% of the balance of receivables from brokers, dealers and clearing organizations on the Company’s Condensed Consolidated Balance Sheet. The OCC’s most recent Standard and Poor’s credit rating is AAA.
As of December 31, 2008, client excess margin securities of approximately $5.5 billion and stock borrowings of approximately $1.6 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.2 billion and repledged approximately $0.8 billion of that collateral as of December 31, 2008.
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
See “Money Market Deposit Account Agreement” in Note 13 for a description of a guarantee included in that agreement.
During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced it was suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients receive less than $1.00 per share for these funds upon an orderly liquidation, the Company will commit up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other public information, the Company has accrued an estimated fair value of $27.0 million for this obligation as of December 31, 2008 and September 30, 2008, which is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

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
10. FAIR VALUE DISCLOSURES
Effective October 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements.
Fair Value Measurement — Definition and Hierarchy
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.
In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
•	Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded mutual funds and equity securities.

•	Level 2— Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive investment securities.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability. This category includes assets and liabilities related to money market mutual funds managed by The Reserve for which the net asset value has declined below $1.00 per share and the funds are being liquidated. This category also includes auction rate securities for which the periodic auctions have failed.
The following table presents the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of December 31, 2008 (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments	$—	$1,097	$117,051	$118,148
Securities owned	2,001	26,784	27,889	56,674
Other investments	1,463	—	9,860	11,323

Total assets at fair value	$3,464	$27,881	$154,800	$186,145

Liabilities:
Securities sold, not yet purchased (1)	$9,052	$631	$224	$9,907
Client Reserve Fund commitment (1)	—	—	26,994	26,994

Total liabilities at fair value	$9,052	$631	$27,218	$36,901

(1)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the changes in Level 3 assets and liabilities measured on a recurring basis for the three months ended December 31, 2008 (dollars in thousands):

			Purchases,
		Realized Losses	Sales,
	October 1,	Included in	Issuances and	December 31,
	2008	Earnings	Settlements, Net	2008
Assets:
Cash and cash equivalents (1)	$217,471	$—	$(217,471)	$—
Short-term investments	368,066	(81)	(250,934)	117,051
Securities owned	53,587	—	(25,698)	27,889
Other investments	10,000	—	(140)	9,860

Total assets at fair value	$649,124	$(81)	$(494,243)	$154,800

Liabilities:
Securities sold, not yet purchased	$4,636	$—	$(4,412)	$224
Client Reserve Fund commitment	26,994	—	—	26,994

Total liabilities at fair value	$31,630	$—	$(4,412)	$27,218

(1)	Represents positions in the Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.
Valuation Techniques
In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments. If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.
The fair value of money market mutual fund positions in the Primary Fund is estimated based on portfolio holdings data published by The Reserve and is categorized in Level 3 of the fair value hierarchy. At December 31, 2008, $117.1 million and $6.5 million of Primary Fund positions are included in the table above within the short-term investments and securities owned categories, respectively. The fair value of the client Reserve Fund commitment, which is described under “Guarantees” in Note 9, is estimated based on portfolio holdings data published by The Reserve for the Primary Fund and International Liquidity Fund.
11. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2008	2007
Net income	$184,398	$240,839

Weighted average shares outstanding — basic	591,748	594,915
Effect of dilutive securities:
Stock options	6,233	8,212
Restricted stock units	2,540	1,211
Deferred compensation shares	80	50

Weighted average shares outstanding — diluted	600,601	604,388

Earnings per share — basic	$0.31	$0.40
Earnings per share — diluted	$0.31	$0.40

12. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended December 31,
	2008	2007
Net income	$184,398	$240,839

Other comprehensive loss:
Net unrealized losses on investment securities available-for-sale	(610)	—

Adjustment for deferred income taxes on net unrealized losses	227	—

Reclassification adjustment for realized gains on investment securities included in net income	—	(540)

Reclassification adjustment for deferred income taxes on realized investment gains	—	200

Foreign currency translation adjustment	(404)	23

Total other comprehensive loss, net of tax	(787)	(317)

Comprehensive income	$183,611	$240,522

13. RELATED PARTY TRANSACTIONS
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 39.9% of the Company’s voting common stock as of December 31, 2008. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account Agreement
The Company is party to a money market deposit account (“MMDA”) agreement with TD Bank USA, N.A. and TD, which was entered into on January 24, 2006 in connection with the TD Waterhouse acquisition. Under the MMDA agreement, TD Bank USA makes available to clients of the Company money market deposit accounts as designated sweep vehicles. The Company provides marketing, recordkeeping and support services for TD Bank USA with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays the Company a fee based on the yield earned by TD Bank USA on the client MMDA assets (including any gains or losses from sales of investments), less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.
Effective July 1, 2008, the Company entered into an amendment to the MMDA agreement with TD Bank USA and TD. The amended agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two year’s prior written notice. The amended agreement provides that the marketing fee earned on the MMDA agreement is now calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the MMDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The amendment provides that, from time to time, the Company may recommend amounts and maturity dates for the other fixed-rate investments (component (b) above) in the MMDA portfolio, subject to the approval of TD Bank USA. For the month of December 2008, the MMDA portfolio was comprised of approximately 43% component (a) investments, 31% component (b) investments and 26% component (c) investments.
In the event the fee computation results in a negative amount, the Company must pay TD Bank USA the negative amount. This effectively results in the Company guaranteeing TD Bank USA revenue of 25 basis points on the MMDA agreement, plus the reimbursement of FDIC insurance premiums. The fee computation under the MMDA agreement is affected by many variables, including the type, duration, credit quality, principal balance and yield of the investment portfolio at TD Bank USA, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative MMDA fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the fee calculation to result in a negative amount is remote and the fair value of the guarantee is not material. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the MMDA agreement.
The Company earned fee income associated with the money market deposit account agreement of $163.2 million and $155.8 million for the three months ended December 31, 2008 and 2007, respectively, which is reported as money market deposit account fees on the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and earns fees for those services. In the event compensation under the transfer agency agreement, shareholder services agreement and dealer agreement is less than the minimum compensation called for by the services agreement, the deficit is earned by the Company under the services agreement. The services agreement had an initial term of two years and was automatically renewed for an additional two-year term on January 24, 2008. The agreement is automatically renewable for successive two-year terms (so long as certain related agreements are in effect). It may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with these agreements of $51.5 million and $43.5 million for the three months ended December 31, 2008 and 2007, respectively, which is included in investment product fees on the Condensed Consolidated Statements of Income.
Securities Borrowing and Lending
In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $0.5 million and $0.2 million of receivables from TDSI as of December 31, 2008 and September 30, 2008, respectively. Payable to brokers, dealers and clearing organizations includes $307.6 million and $15.0 million of payables to TDSI as of December 31, 2008 and September 30, 2008, respectively. The Company incurred net interest expense associated with securities borrowing and lending with TDSI of $0.4 million for the three months ended December 31, 2008. The net interest associated with securities borrowing and lending with TDSI for the three months ended December 31, 2007 was not significant.
Cash Management Services Agreement
Pursuant to a Cash Management Services Agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.2 million and $0.4 million for the three months ended December 31, 2008 and 2007, respectively, which is included in clearing and execution costs on the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the MMDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days prior written notice to TD Bank USA.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an Indemnification Agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 50,180 and 50,940 SARs outstanding as of December 31, 2008 and September 30, 2008, respectively, with an approximate value of $0.4 million and $1.7 million, respectively. The Indemnification Agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after tax withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During December 2007, most of the restricted share units vested and were settled and all the equity swap agreements expired. In May 2008, the remaining restricted share units vested and were settled. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million for the three months ended December 31, 2007, which is reported as fair value adjustments of compensation-related derivative instruments on the Condensed Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments were not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which was recorded in the employee compensation and benefits category.
Canadian Call Center Services Agreement
Pursuant to the Canadian Call Center Services Agreement, TD will continue to receive and service client calls at its London, Ontario site for clients of TDA Inc. until May 1, 2010, unless the agreement is terminated earlier in accordance with its terms. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian Call Center Services Agreement of $3.9 million and $4.2 million for the three months ended December 31, 2008 and 2007, respectively, which is included in professional services expense on the Condensed Consolidated Statements of Income.
Other Related Party Transactions
TD Options LLC, a subsidiary of TD, pays the Company the amount of exchange-sponsored payment for order flow that it receives for routing TDA Inc. client orders to the exchanges. The Company earned $0.7 million and $0.6 million of payment for order flow revenues from TD Options LLC for the three months ended December 31, 2008 and 2007, respectively, which is included in commissions and transaction fees on the Condensed Consolidated Statements of Income.
Receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliates and payable to affiliates, respectively, on the Condensed Consolidated Balance Sheets. Receivables from and payables to TD affiliates resulting from client cash sweep activity are generally settled in cash the next business day. Other receivables from and payables to affiliates of TD are generally settled in cash on a monthly basis.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
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

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; interest rates; stock market fluctuations and changes in client trading activity; increased competition; systems failures and capacity constraints; network security risks; ability to service debt obligations; ability to obtain regulatory and thinkorswim stockholder approval for the proposed acquisition of thinkorswim; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2008, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; valuation of stock-based compensation; estimates of effective income tax rates, deferred income taxes and valuation allowances; and valuation of guarantees. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2008.
Unless otherwise indicated, the terms “we,” “us” or “Company” in this report refer to TD AMERITRADE Holding Corporation and its wholly-owned subsidiaries. The term “GAAP” refers to U.S. generally accepted accounting principles.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available in the “Investors” section of our website at www.amtd.com and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2008. Since the issuance of the Form 10-K, the definitions of “Activity rate” and “Total trades” have been updated. These updated definitions are as follows (italics indicate other defined terms that appear elsewhere in the glossary):
Activity rate - total accounts — Average client trades per day during the period divided by the average number of total accounts during the period.
Activity rate - funded accounts — Average client trades per day during the period divided by the average number of funded accounts during the period.
Total trades — Revenue-generating client securities trades, which are executed by the Company’s broker-dealer subsidiaries on an agency basis. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, mutual funds and debt instruments. Trades generate revenue from commissions, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).
RESULTS OF OPERATIONS
Conditions in the U.S. equity markets significantly impact the volume of our clients’ trading activity. There is a direct correlation between the volume of our clients’ trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity increases, we expect that it would have a positive impact on our results of operations. If client trading activity declines, we expect that it would have a negative impact on our results of operations.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended December 31,
	2008		2007
		% of		% of
	$	Revenue	$	Revenue
EBITDA
EBITDA	$343,240	56.2%	$403,775	62.9%
Less:
Depreciation and amortization	(11,503)	(1.9%)	(7,695)	(1.2%)
Amortization of acquired intangible assets	(15,538)	(2.5%)	(13,723)	(2.1%)
Interest on borrowings	(15,637)	(2.6%)	(25,726)	(4.0%)

Pre-tax income	$300,562	49.2%	$356,631	55.6%

Our pre-tax income and EBITDA decreased for the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008, primarily due to a 5% decrease in net revenues and a 9% increase in total expenses. The decrease in net revenues was driven primarily by lower asset-based revenues resulting from lower net interest margin earned on spread-based balances, partially offset by increased transaction-based revenues resulting from higher client trading volumes. The increase in total expenses was due primarily to spending on growth initiatives, partially offset by lower interest on borrowings. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the three months ended December 31, 2008, asset-based revenues and transaction-based revenues accounted for 52% and 47% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended December 31,		Increase/
	2008	2007	(Decrease)
Average interest-earning assets (excluding conduit business)	$7,527	$9,558	$(2,031)
Average money market deposit account balances	17,896	15,253	2,643

Average spread-based balance	$25,423	$24,811	$612

Net interest revenue (excluding conduit business)	$82.1	$146.0	$(63.9)
Money market deposit account fee revenue	163.2	155.8	7.4

Spread-based revenue	$245.3	$301.8	$(56.5)

Average yield — interest-earning assets (excluding conduit business)	4.27%	5.98%	(1.71%)
Average yield — money market deposit account fees	3.57%	4.00%	(0.43%)
Net interest margin (NIM)	3.78%	4.76%	(0.98%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)
	Three months ended December 31,		Increase/
	2008	2007	(Decrease)
Segregated cash	$1.6	$—	$1.6
Client margin balances	64.8	162.1	(97.3)
Securities borrowing (excluding conduit business)	17.2	9.5	7.7
Other cash and interest-earning investments, net	1.7	6.8	(5.1)
Client credit balances	(1.6)	(9.6)	8.0
Securities lending (excluding conduit business)	(1.6)	(22.8)	21.2

Net interest revenue (excluding conduit business)	82.1	146.0	(63.9)

Securities borrowing — conduit business	6.4	71.4	(65.0)
Securities lending — conduit business	(3.7)	(68.3)	64.6

Net interest revenue	$84.8	$149.1	$(64.3)

	Average Balance
	Three months ended December 31,		%
	2008	2007	Change
Segregated cash	$1,677	$1	N/A
Client margin balances	4,494	8,534	(47%)
Securities borrowing (excluding conduit business)	239	437	(45%)
Other cash and interest-earning investments	1,117	586	91%

Interest-earning assets (excluding conduit business)	7,527	9,558	(21%)
Securities borrowing — conduit business	1,616	6,122	(74%)

Interest-earning assets	$9,143	$15,680	(42%)

Client credit balances	$4,167	$3,601	16%
Securities lending (excluding conduit business)	1,315	3,489	(62%)

Interest-bearing liabilities (excluding conduit business)	5,482	7,090	(23%)
Securities lending — conduit business	1,616	6,122	(74%)

Interest-bearing liabilities	$7,098	$13,212	(46%)

	Average Yield (Cost)		Net Yield
	Three months ended December 31,		Increase/
	2008	2007	(Decrease)
Segregated cash	0.38%	4.23%	(3.85%)
Client margin balances	5.64%	7.43%	(1.79%)
Other cash and interest-earning investments, net	0.63%	4.55%	(3.92%)
Client credit balances	(0.15%)	(1.04%)	0.89%

Net interest revenue (excluding conduit business)	4.27%	5.98%	(1.71%)

Securities borrowing — conduit business	1.56%	4.56%	(3.00%)
Securities lending — conduit business	(0.90%)	(4.37%)	3.47%

Net interest revenue	3.63%	3.72%	(0.09%)

The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended December 31,		Increase/
	2008	2007	(Decrease)
Fee revenue	$69.2	$68.0	$1.2
Average balance	$62,767	$58,575	7%
Average yield	0.43%	0.45%	(0.02%)

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended December 31,		%
	2008	2007*	Change
Total trades (in millions)	22.51	19.62	15%
Average commissions and transaction fees per trade	$12.76	$13.27	(4%)
Average client trades per day	357,294	311,433	15%
Average client trades per account (annualized)	12.9	12.2	6%
Activity rate — total accounts	5.1%	4.8%	6%
Activity rate — funded accounts	7.2%	6.7%	7%
Trading days	63.0	63.0	0%

*	Trading activity metrics for the three months ended December 31, 2007 have been revised to exclude non-revenue generating mutual fund trades.

Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended December 31,		%
	2008	2007	Change
Total accounts (beginning of period)	6,895,000	6,380,000	8%
New accounts opened	217,000	149,000	46%
Accounts closed	(60,000)	(54,000)	11%

Total accounts (end of period)	7,052,000	6,475,000	9%

Percentage change during period	2%	1%

Funded accounts (beginning of period)	4,918,000	4,597,000	7%
Funded accounts (end of period)	5,013,000	4,643,000	8%
Percentage change during period	2%	1%

Client assets (beginning of period, in billions)	$278.0	$302.7	(8%)
Client assets (end of period, in billions)	$233.8	$300.4	(22%)
Percentage change during period	(16%)	(1%)

Net new assets (in billions)	$7.8	$9.1	(14%)
In connection with our purchase of Fiserv Trust Company on February 4, 2008, we acquired approximately 102,000 total accounts, approximately 81,000 funded accounts and approximately $25 billion in client assets.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended December 31,		%
	2008	2007	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$287.1	$260.3	10%

Asset-based revenues:
Interest revenue	92.5	250.2	(63%)
Brokerage interest expense	(7.7)	(101.1)	(92%)

Net interest revenue	84.8	149.1	(43%)

Money market deposit account fees	163.2	155.8	5%
Investment product fees	69.2	68.0	2%

Total asset-based revenues	317.2	372.9	(15%)

Other revenues	6.4	8.4	(24%)

Net revenues	610.7	641.6	(5%)

Expenses:
Employee compensation and benefits	117.4	106.0	11%
Fair value adjustments of compensation- related derivative instruments	—	0.8	(100%)
Clearing and execution costs	15.6	12.1	30%
Communications	18.7	17.5	7%
Occupancy and equipment costs	30.1	25.0	20%
Depreciation and amortization	11.5	7.7	49%
Amortization of acquired intangible assets	15.5	13.7	13%
Professional services	27.3	19.3	42%
Interest on borrowings	15.6	25.7	(39%)
Other	11.6	12.4	(7%)
Advertising	46.7	45.5	3%

Total expenses	310.2	285.6	9%

Income before other income and income taxes	300.6	356.0	(16%)
Other income:
Gain on sale of investments	—	0.6	(100%)

Pre-tax income	300.6	356.6	(16%)
Provision for income taxes	116.2	115.8	0%

Net income	$184.4	$240.8	(23%)

Other information:
Number of interest days in period	92	92	0%
Effective income tax rate	38.6%	32.5%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.

Three-Month Periods Ended December 31, 2008 and 2007
Note: Statements in the following discussion regarding our expected results for the full year fiscal 2009 do not include the impact of our proposed acquisition of thinkorswim Group, Inc. (“thinkorswim”), as the closing of the acquisition is subject to various conditions, including obtaining regulatory and thinkorswim stockholder approvals, and the timing of the closing is not yet known.
Net Revenues
Commissions and transaction fees increased 10% to $287.1 million, primarily due to higher average client trades per day, partially offset by lower commissions and transaction fees per trade. Average client trades per day increased 15% to 357,294 for the first quarter of fiscal 2009 compared to 311,433 for the first quarter of fiscal 2008. Average client trades per account (annualized) were 12.9 for the first quarter of fiscal 2009 compared to 12.2 for the first quarter of fiscal 2008. Average commissions and transaction fees per trade decreased 4% to $12.76 per trade for the first quarter of fiscal 2009 from $13.27 for the first quarter of fiscal 2008, primarily due to an increase in promotional trades related to our new account growth and a lower percentage of option trades during the first quarter of fiscal 2009. This was partially offset by slightly higher payment for order flow revenue per trade during the first quarter of fiscal 2009. We expect average commissions and transaction fees to range between $12.92 and $13.30 per trade during fiscal 2009, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range between $0.9 billion and $1.1 billion for the full year fiscal 2009, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Asset-based revenues, which consist of net interest revenue, MMDA fees and investment product fees, decreased 15% to $317.2 million during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, as described below. We expect asset-based revenues to decrease to between $1.0 billion and $1.3 billion for the full year fiscal 2009, compared to $1.5 billion for the full year fiscal 2008. We expect increased average spread-based balances to be more than offset by a decrease in the expected yield earned on those assets due to the current lower short-term interest rate environment compared to the higher average short-term interest rates experienced during fiscal 2008. Investment product fees are also expected to decline, as we began waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative.
Net interest revenue decreased 43% to $84.8 million, due primarily to a 47% decrease in client margin balances and a decrease of 179 basis points on the average yield earned on client margin balances for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. These decreases were partially offset by a $28.5 million increase in net interest revenue from our securities borrowing/lending program and a decrease of 89 basis points in the average interest rate paid on client credit balances in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
MMDA fees increased 5% to $163.2 million, due primarily to a 17% increase in average MMDA balances, partially offset by a decrease of 43 basis points in the average yield earned on the client MMDA assets during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
Investment product fees increased 2% to $69.2 million, primarily due to a 7% increase in average fee-based investment balances, mostly offset by a slightly lower average yield earned in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
Other revenues decreased 24% to $6.4 million, primarily due to decreased fees from corporate reorganizations of issuers in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. We expect other revenues to range between $21.0 million and $24.0 million for the full year fiscal 2009.
Expenses
Total expenses increased by 9% to $310.2 million during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, as described below. We expect total expenses to range between $1.1 billion and $1.3 billion for the full year fiscal 2009.
Employee compensation and benefits expense increased 11% to $117.4 million, due primarily to increased headcount associated with our growth initiatives in the first quarter of fiscal 2009, partially offset by lower incentive-based compensation related to actual Company and individual performance compared to the first quarter of fiscal 2008. Full-time equivalent employees increased to 4,679 at December 31, 2008 from 4,202 at December 31, 2007.
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
Clearing and execution costs increased 30% to $15.6 million, due primarily to higher client trading volumes during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
Communications expense increased 7% to $18.7 million, due primarily to increased costs for quotes and market information related to the higher client trading volume during the first quarter of fiscal 2009.
Occupancy and equipment costs increased 20% to $30.1 million as we continue to invest in our technology infrastructure and facilities as part of our growth initiatives.
Depreciation and amortization increased 49% to $11.5 million, due primarily to increased depreciation on technology infrastructure upgrades and leasehold improvements as part of our growth initiatives.
Amortization of acquired intangible assets increased 13% to $15.5 million, due to amortization of the client relationship intangible asset recorded in the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008.
Professional services increased 42% to $27.3 million, primarily due to higher usage of consulting and contract services during the first quarter of fiscal 2009 in connection with new product development and technology infrastructure upgrades related to our growth initiatives.
Interest on borrowings decreased 39% to $15.6 million, due primarily to lower average interest rates incurred on our debt during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The average interest rate incurred on our debt was 3.97% for the first quarter of fiscal 2009, compared to 6.47% for the first quarter of fiscal 2008.
Advertising expense increased 3% to $46.7 million during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Our effective income tax rate was 38.6% for the first quarter of fiscal 2009 compared to 32.5% for the first quarter of fiscal 2008. The effective income tax rate for the first quarter of fiscal 2008 was unusually low due primarily to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted our earnings for the first quarter of fiscal 2008 by approximately $0.03 per share. We expect our effective income tax rate to be approximately 39% for the remainder of fiscal 2009. However, we expect that accounting under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), will result in increased volatility in our quarterly and annual effective income tax rate because FIN No. 48 requires that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2009 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2009 primarily from our earnings, cash and short-term investments on hand and borrowings on our parent company and broker-dealer credit facilities.
As of September 30, 2008, we had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. During September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. During the first quarter of fiscal 2009, we received $468.4 million of cash as The Reserve redeemed approximately 79% of the shares of the fund. We cannot predict when The Reserve will redeem the remaining shares of the fund.
Dividends from our subsidiaries are a source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.

Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For clearing broker-dealers, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits”, which primarily are a function of client margin balances at our clearing broker-dealer subsidiary. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet net capital requirements.
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is a non-GAAP financial measure. We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of 120% of the minimum dollar net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in liquid assets, rather than simply including broker-dealer and trust cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

	December 31,	September 30,
	2008	2008	Change
Cash and cash equivalents	$1,154,155	$674,135	$480,020
Less: Broker-dealer cash and cash equivalents	(838,061)	(418,626)	(419,435)
Trust company cash and cash equivalents	(99,173)	(61,430)	(37,743)
Investment advisory cash and cash equivalents	(13,038)	(9,447)	(3,591)

Corporate cash and cash equivalents	203,883	184,632	19,251

Plus: Corporate short-term investments	83,560	14,491	69,069
Excess trust Tier 1 capital	101,253	102,427	(1,174)
Excess broker-dealer regulatory net capital	919,319	486,625	432,694

Liquid assets	$1,308,015	$788,175	$519,840

The increase in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2008	$788,175

Plus: Pre-tax income	300,562
Cash provided by stock option exercises	643
Proceeds from the sale of other investments available-for-sale	140
Other changes in working capital and regulatory net capital	388,423

Less: Income taxes paid	(109,470)
Purchase of property and equipment	(13,190)
Purchase of treasury stock	(37,584)
Principal payments on long-term debt and capital lease obligations	(9,684)

Liquid assets as of December 31, 2008	$1,308,015

Stock Repurchase Program
On August 2, 2006, our board of directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. During the first quarter of fiscal 2009, we repurchased approximately 3.0 million shares under the program at a weighted average purchase price of $12.61 per share. From the inception of the program through December 31, 2008, we have repurchased approximately 26.1 million shares at a weighted average purchase price of $16.74 per share.

On January 8, 2009, we entered into a definitive agreement to acquire thinkorswim for approximately 28 million shares of Company common stock and approximately $225 million in cash. In connection with the acquisition and in addition to the existing program, we intend to initiate a new stock repurchase program that will equal the approximately 28 million shares to be issued in the acquisition.
Contractual Obligations
The following items constitute material changes in our contractual obligations outside the ordinary course of business since September 30, 2008:
On January 8, 2009, we entered into a definitive agreement to acquire thinkorswim for approximately 28 million shares of Company common stock and approximately $225 million in cash. The closing of the acquisition is subject to customary conditions, including regulatory and thinkorswim stockholder approvals.
On February 4, 2008, we completed the acquisition of Fiserv Trust Company, an investment support services business and wholly-owned subsidiary of Fiserv, Inc. (“Fiserv”). Pursuant to the stock purchase agreement, an earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of revenue targets. Based on revenues through December 31, 2008, we expect the earn-out payment to be between $40 million and $45 million.
Our income taxes payable increased from approximately $243.0 million as of September 30, 2008 to approximately $382.1 million as of December 31, 2008. Income taxes payable as of December 31, 2008 primarily consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 9 — COMMITMENTS AND CONTINGENCIES and “Money Market Deposit Account Agreement” under Note 13 — RELATED PARTY TRANSACTIONS. The MMDA agreement accounts for a significant percentage of our revenues (27% of our net revenues for the quarter ended December 31, 2008) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
SFAS No. 157 — On October 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will not adopt this statement until October 1, 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. See Note 10 — FAIR VALUE DISCLOSURES for additional information.
Recently Issued Accounting Pronouncements
SFAS No. 141R — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. We will evaluate the impact of
SFAS No. 141R on any potential future business combinations that may occur on or after the effective date.

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
The weighted average federal funds rate for fiscal 2008 was 2.96%. Since September 30, 2008, the Federal Open Market Committee has lowered the federal funds rate to between 0% and 0.25%. We estimate that this lower interest rate environment, along with changes in the mix of our average spread-based balances and market-driven reductions in our average fee-based investment balances, could reduce our asset-based revenues by $215 million to $450 million and our pre-tax income by $175 million to $410 million for the full fiscal year 2009 compared to fiscal 2008.
In addition to the analysis above related to the actual decreases in short-term interest rates, we have performed a simulation of a hypothetical increase in interest rates. This simulation assumes that the asset and liability structure of the Condensed Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of a simulated change in interest rates. The result of the simulation based on our financial position as of December 31, 2008 indicates that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $48 million higher pre-tax income.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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
The SEC and other regulatory authorities are conducting investigations regarding the sale of ARS. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. The Company is cooperating with the investigations and requests. The Company and regulatory authorities are in discussions regarding the possible resolution of the investigations with respect to TDA Inc., which could include the Company offering to purchase certain client ARS over time. As of February 2, 2009, the Company’s clients held ARS with an aggregate par value of approximately $694 million in TDA Inc. accounts, including $192 million custodied for clients of independent registered investment advisors.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but sought to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which The Reserve announced are being liquidated. From October 31, 2008 through February 2, 2008, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.79 per share, $0.65 per share and $0.69 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November and December 2008 two purported class action lawsuits were filed with respect to the Yield Plus Fund. The lawsuits are captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York and Hamilton v. TD Ameritrade, Inc. et al. in the U.S. District Court for the Northern District of Georgia. The

lawsuits are on behalf of persons who purchased shares of Reserve Yield Plus Fund. Both complaints name as defendants a number of entities and individuals related to The Reserve. The Company is named as a defendant in both cases and TDA Inc. is named as a defendant in the Hamilton case. The complaints allege claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectus and in other statements regarding the fund. The complaints seek an unspecified amount of compensatory damages, interest and attorneys’ fees.
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
Item 1A. — Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2008.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
October 1, 2008 - October 31, 2008	945,000	$13.06	945,000	7,921,200

November 1, 2008 - November 30, 2008	950,000	$12.04	950,000	6,971,200

December 1, 2008 - December 31, 2008	1,085,563	$12.71	1,085,371	5,885,829

Total — Three months ended December 31, 2008	2,980,563	$12.61	2,980,371	5,885,829

Our common stock repurchase program was authorized on August 2, 2006. Our board of directors originally authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares. This program is the only program currently in effect and there were no programs that expired during the first quarter of fiscal 2009. During the month ended December 31, 2008, 192 shares were repurchased from employees for income tax withholding in connection with restricted stock unit distributions.
Item 6. — Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)

10.2	Agreement and Plan of Merger, dated as of January 8, 2009, by and among TD AMERITRADE Holding Corporation, Tango Acquisition Corporation One, Tango Acquisition Corporation Two and thinkorswim Group Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 14, 2009)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 5, 2009

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)