Form 10-K/A
period 2008-09-30
TD AMERITRADE HOLDING CORP
filed 2009-05-06
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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
Title of class
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note
     This Amendment is being filed to include additional disclosure under Part I, Item 1 — Business and Item 1A — Risk Factors in response to comments received from the Securities and Exchange Commission. Except for Item 1 and Item 1A of Part I, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

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
     In the U.S., we want to be...
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

On February 4, 2008, we purchased a portion of Fiserv, Inc.’s (“Fiserv”) investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. The acquisition added approximately $25 billion in client assets to TD AMERITRADE, including $15 billion held in more than 75,000 accounts managed by approximately 500 independent RIAs and $10 billion held in more than 2,000 plans administered by 80 independent third party administrators (TPAs). This acquisition is discussed in further detail in the Company’s Form 10-K Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: Note 2 — Business Combinations.
     On January 24, 2006, we acquired the U.S. brokerage business of TD Waterhouse Group, Inc. (“TD Waterhouse”) from The Toronto-Dominion Bank (“TD”). The transaction combined highly complementary franchises to create a retail broker with the scale, breadth and financial strength to be a leading player in the increasingly competitive and consolidating investor services industry. The acquisition of TD Waterhouse provided us with a national network of over 100 branches, as well as relationships with one of the largest groups of independent RIAs. We also now provide our clients with a Federal Deposit Insurance Corporation (“FDIC”)-insured money market sweep alternative for their cash through an arrangement with TD Bank USA, N.A. This acquisition is discussed in further detail under the heading “Acquisition of TD Waterhouse” in the Company’s Form 10-K Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     We earn commissions and transaction fees on client trades in common and preferred stock, ETFs, options, mutual funds and fixed income securities. Margin lending and the related securities lending business generate net interest revenue. Cash management services and fee-based mutual funds generate money market deposit account fees and investment product fee revenues. The following table presents the percentage of net revenues contributed by each class of similar services during the last three fiscal years:

	Percentage of Net Revenues
	Fiscal Year Ended
Class of Service	Sept. 30, 2008	Sept. 30, 2007	Sept. 29, 2006
Commissions and transaction fees	40.1%	37.4%	40.9%
Net interest revenue	21.7%	25.6%	38.6%
Money market deposit account fees	24.8%	24.6%	10.3%
Investment product fees	12.2%	10.7%	7.8%
Other revenues	1.2%	1.7%	2.4%

Net revenues	100.0%	100.0%	100.0%

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

Regulation
     The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission (“SEC”) and to be members of FINRA. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiaries. For our clearing broker-dealer subsidiary (TDA Clearing), this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on “aggregate debits,” which primarily are a function of client margin balances. TDA Clearing is required to maintain minimum net capital of 2% of aggregate debits. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. TDA Inc., our introducing broker-dealer subsidiary, is required to maintain a minimum dollar amount of net capital, which was $250,000 as of September 30, 2008.
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
     We are subject to a number of state and federal laws applicable to companies conducting business on the Internet that address client privacy, system security and safeguarding practices and the use of client information. For additional, important information relating to government regulation, please review the information set forth under the heading “Risk Factors Relating to the Regulatory Environment” in Item 1A — Risk Factors.
Intellectual Property Rights
     Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on copyright, trade secret, trademark, domain name, patent and contract laws to protect our intellectual property and have utilized the various methods available to us, including filing applications for patents and trademark registrations with the United States Patent and Trademark office and entering into written licenses and other technology agreements with third parties. Our patented and patent pending technologies include stock indexing and investor education technologies, as well as innovative trading and analysis tools. Our trademarks include both our primary brand TD AMERITRADE as well as brands for other products and services. A substantial portion of our intellectual property is protected by trade secrets. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection and general protections afforded to confidential information. In addition, it is our policy to enter into confidentiality and intellectual property ownership agreements with our employees and confidentiality and noncompetition agreements with our independent contractors and business partners, and to control access to and distribution of our intellectual property.
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
Financial Information about Segments and Geographic Areas
     See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Form 10-K for segment and geographic area financial information.
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
     We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. Extraordinary Internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:
•	a loss of clients or a reduction in the growth of our client base;

•	increased operating expenses;

•	financial losses;

•	litigation or other client claims and

•	regulatory sanctions or additional regulatory burdens, based on the authority of the SEC and FINRA to enforce regulations regarding business continuity planning and the ability to adequately service clients.
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
     Various regulatory and enforcement agencies have been reviewing the following areas related to the brokerage industry:
▪	sales practices and suitability of financial products and services;

▪	auction rate securities;

▪	money market mutual funds;

▪	mutual fund trading;

▪	client cash sweep arrangements;

▪	regulatory reporting obligations;

▪	risk management;

▪	valuation of financial instruments;

▪	best execution practices;

▪	client privacy;

▪	system security and safeguarding practices and

▪	advertising claims.
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
     In connection with the acquisition of TD Waterhouse, we entered into a credit agreement, as amended, on January 23, 2006 for $2.2 billion in senior credit facilities with a syndicate of lenders. These credit facilities contain various covenants and restrictions that may limit our ability to:
▪	incur additional indebtedness;

▪	create liens;

▪	sell assets and make capital expenditures;

▪	pay dividends or make distributions;

▪	repurchase our common stock;

▪	make investments;

▪	merge or consolidate with another entity and

▪	conduct transactions with affiliates.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (b) Exhibits

Exhibit No.	Description

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 2009.

TD AMERITRADE HOLDING CORPORATION
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)