Form 10-Q
period 2009-03-31
TD AMERITRADE HOLDING CORP
filed 2009-05-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-49992

TD AMERITRADE HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of April 30, 2009, there were 557,015,800 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. —Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of March 31, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2009 and 2008, and condensed consolidated statements of cash flows for the six-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
May 8, 2009

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,072,642	$674,135
Short-term investments	78,738	369,133
Cash and investments segregated in compliance with federal regulations	2,978,441	260,000
Receivable from brokers, dealers and clearing organizations	2,078,897	4,177,149
Receivable from clients — net of allowance for doubtful accounts	3,469,408	6,933,926
Receivable from affiliates	93,759	179,633
Other receivables — net of allowance for doubtful accounts	65,996	89,486
Securities owned, at fair value	28,901	60,645
Property and equipment — net of accumulated depreciation and amortization	159,074	153,208
Goodwill	1,988,449	1,947,102
Acquired intangible assets — net of accumulated amortization	982,941	1,013,679
Deferred income taxes	24,189	17,158
Other investments	10,597	12,768
Other assets	82,208	63,500

Total assets	$13,114,240	$15,951,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,390,172	$5,769,676
Payable to clients	5,705,720	5,070,671
Accounts payable and accrued liabilities	740,195	571,425
Payable to affiliates	3,633	3,637
Long-term debt	1,433,650	1,444,000
Capitalized lease obligations	2,818	544
Deferred income taxes	54,508	166,531

Total liabilities	10,330,696	13,026,484

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; March 31, 2009 — 555,775,612 shares outstanding; September 30, 2008 — 593,130,521 shares outstanding	6,314	6,314
Additional paid-in capital	1,603,744	1,613,700
Retained earnings	2,202,840	1,886,412
Treasury stock, common, at cost — March 31, 2009 — 75,606,248 shares; September 30, 2008 — 38,251,339 shares	(1,027,486)	(580,664)
Deferred compensation	171	146
Accumulated other comprehensive loss	(2,039)	(870)

Total stockholders’ equity	2,783,544	2,925,038

Total liabilities and stockholders’ equity	$13,114,240	$15,951,522

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$265,442	$244,887	$552,555	$505,156

Asset-based revenues:
Interest revenue	70,242	210,833	162,756	461,043
Brokerage interest expense	(2,837)	(72,956)	(10,512)	(174,075)

Net interest revenue	67,405	137,877	152,244	286,968

Money market deposit account fees	136,537	156,085	299,767	311,925
Investment product fees	48,096	77,685	117,262	145,690

Total asset-based revenues	252,038	371,647	569,273	744,583

Other revenues	8,019	6,353	14,400	14,764

Net revenues	525,499	622,887	1,136,228	1,264,503

Expenses:
Employee compensation and benefits	120,808	132,113	238,197	238,128
Fair value adjustments of compensation-related derivative instruments	—	—	—	764
Clearing and execution costs	15,077	9,372	30,705	21,438
Communications	17,853	17,429	36,598	34,953
Occupancy and equipment costs	29,536	25,220	59,663	50,228
Depreciation and amortization	10,635	8,887	22,138	16,582
Amortization of acquired intangible assets	15,200	14,749	30,738	28,472
Professional services	22,069	28,580	49,408	47,862
Interest on borrowings	8,244	20,604	23,881	46,330
Other	8,720	18,669	20,284	31,039
Advertising	53,097	47,310	99,794	92,766

Total expenses	301,239	322,933	611,406	608,562

Income before other income and income taxes	224,260	299,954	524,822	655,941

Other income:
Gain on sale of investments	—	—	—	644

Pre-tax income	224,260	299,954	524,822	656,585
Provision for income taxes	92,230	113,238	208,394	229,030

Net income	$132,030	$186,716	$316,428	$427,555

Earnings per share — basic	$0.23	$0.31	$0.54	$0.72
Earnings per share — diluted	$0.23	$0.31	$0.54	$0.71

Weighted average shares outstanding — basic	573,519	594,339	582,734	594,629
Weighted average shares outstanding — diluted	581,284	603,470	591,048	603,932
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$316,428	$427,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,138	16,582
Amortization of acquired intangible assets	30,738	28,472
Deferred income taxes	(118,645)	(76,815)
Gain on sale of investments	—	(644)
Loss on disposal of property	1,698	788
Fair value adjustments of derivative instruments	—	764
Stock-based compensation	12,041	12,754
Other, net	64	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(2,718,441)	—
Receivable from brokers, dealers and clearing organizations	2,098,252	1,717,354
Receivable from clients, net	3,464,408	198,657
Receivable from/payable to affiliates, net	86,340	(19,374)
Other receivables, net	23,516	16,885
Securities owned	31,744	9,111
Other assets	(10,308)	(14,649)
Payable to brokers, dealers and clearing organizations	(3,379,504)	(1,737,740)
Payable to clients	635,050	(254,255)
Accounts payable and accrued liabilities	122,583	48,664

Net cash provided by operating activities	618,102	374,109

Cash flows from investing activities:
Purchase of property and equipment	(25,259)	(58,857)
Cash equivalents acquired in Fiserv Trust Company acquisition	—	623,837
Cash paid for business combinations	—	(272,590)
Purchase of short-term investments	—	(328,690)
Proceeds from sale of short-term investments	—	894,277
Proceeds from redemption of money market funds	290,347	—
Proceeds from sale of other investments available-for-sale	1,180	4,336
Other	(146)	13

Net cash provided by investing activities	266,122	862,326

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2009	2008

Cash flows from financing activities:
Increase in trust account deposits	$—	$174,598
Principal payments on long-term debt	(18,750)	(15,625)
Principal payments on capital lease obligations	(2,169)	(1,588)
Proceeds from exercise of stock options; Six months ended March 31, 2009 — 169,013 shares; 2008 — 1,396,541 shares	816	3,279
Purchase of treasury stock; Six months ended March 31, 2009 — 38,988,200 shares; 2008 — 2,717,947 shares	(465,403)	(49,104)
Excess tax benefits on stock-based compensation	503	7,710

Net cash (used in) provided by financing activities	(485,003)	119,270

Effect of exchange rate changes on cash and cash equivalents	(714)	(109)

Net increase in cash and cash equivalents	398,507	1,355,596
Cash and cash equivalents at beginning of period	674,135	413,787

Cash and cash equivalents at end of period	$1,072,642	$1,769,383

Supplemental cash flow information:
Interest paid	$41,391	$233,971
Income taxes paid	$112,328	$187,494
Tax benefit on exercises and distributions of stock-based compensation	$516	$7,765
Noncash investing and financing activities:
Issuance of capital lease obligations	$4,443	$—
Issuance of long-term debt in exchange for assets acquired	$8,400	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Six-Month Periods Ended March 31, 2009 and 2008
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
On February 4, 2008, the Company completed the acquisition of Fiserv Trust Company, an investment support services business and wholly-owned subsidiary of Fiserv, Inc. (“Fiserv”). The Company paid $274.5 million in cash during fiscal 2008 for this acquisition. Pursuant to the stock purchase agreement, an additional earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of revenue targets. Based on revenues through the February 4, 2009 anniversary date, the Company has accrued approximately $41.3 million for the earn-out payment obligation as of March 31, 2009, which is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The calculation of the earn-out payment is subject to Fiserv’s review and is subject to offset by any amounts owed by Fiserv before it can be finalized and paid. The Company’s condensed consolidated financial statements include the results of operations for Fiserv Trust Company beginning February 5, 2008.
3. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the six months ended March 31, 2009 (dollars in thousands):

Balance as of September 30, 2008	$1,947,102
Accrual of Fiserv Trust Company earn-out payment obligation	41,266
Purchase accounting adjustments, net of income taxes (1)	94
Tax benefit of option exercises (2)	(13)

Balance as of March 31, 2009	$1,988,449

(1)	Purchase accounting adjustments primarily consist of $0.4 million of net adjustments to accruals for uncertain tax positions relating to the merger with Datek Online Holdings Corp. (“Datek”) in fiscal 2002, partially offset by $0.3 million of adjustments to liabilities related to the acquisition of Fiserv Trust Company in fiscal 2008.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of March 31, 2009 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,062,046	$(224,779)	$837,267
Trademark license	145,674	—	145,674

	$1,207,720	$(224,779)	$982,941

The Company estimates that amortization expense on acquired intangible assets outstanding as of March 31, 2009 will be approximately $30.8 million for the remainder of fiscal 2009 and approximately $61.6 million for each of the five succeeding fiscal years.

4. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	March 31,	September 30,
	2009	2008
Corporate	$454,673	$184,632
Broker-dealer subsidiaries	565,493	418,626
Trust company subsidiaries	38,203	61,430
Investment advisory subsidiaries	14,273	9,447

Total	$1,072,642	$674,135

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
5. SHORT-TERM INVESTMENTS
Short-term investments consist of the following (dollars in thousands):

	March 31,	September 30,
	2009	2008
Money market mutual funds	$77,639	$368,066
Federal National Mortgage Association discount notes	1,099	1,067

Total short-term investments	$78,738	$369,133

As of September 30, 2008, the Company had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. In September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. As of September 30, 2008, the Company classified approximately $217.4 million of its Primary Fund holdings as cash and cash equivalents, based on its estimated share of the partial redemption. The remaining $368.1 million of the Company’s Primary Fund holdings was reclassified to short-term investments due to uncertainty as to whether these holdings could be converted to cash within three months. From October 31, 2008 through April 17, 2009, the Company has received $534.5 million of cash (including $26.7 million received subsequent to March 31, 2009) as The Reserve has redeemed approximately 90% of the shares of the fund. The Company cannot predict when The Reserve will redeem the remaining shares of the fund.
6. ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month and six-month periods ended March 31, 2009, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets (dollars in thousands):

	Three Months Ended March 31, 2009
	Balance at			Balance at
	Dec. 31, 2008	Utilized	Adjustments	Mar. 31, 2009
Employee compensation and benefits	$2,326	$(223)	$—	$2,103
Occupancy and equipment costs	12,232	(901)	1,475	12,806

Total acquisition exit liabilities	$14,558	$(1,124)	$1,475	$14,909

	Six Months Ended March 31, 2009
	Balance at			Balance at
	Sept. 30, 2008	Utilized	Adjustments	Mar. 31, 2009
Employee compensation and benefits	$2,575	$(472)	$—	$2,103
Occupancy and equipment costs	12,742	(1,411)	1,475	12,806

Total acquisition exit liabilities	$15,317	$(1,883)	$1,475	$14,909

The exit liabilities primarily relate to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”) during fiscal 2006. The adjustments to occupancy and equipment exit liabilities were included in the determination of net income for the three-month and six-month periods ended March 31, 2009. Employee compensation exit liabilities are expected to be paid over contractual periods ending in fiscal 2013. Remaining occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.
7. INCOME TAXES
The Company’s effective income tax rate for the six months ended March 31, 2009 was 39.7%, compared to 34.9% for the six months ended March 31, 2008. The provision for income taxes for the six months ended March 31, 2009 was higher than normal due to unfavorable deferred income tax adjustments of $5.9 million resulting from recent state income tax law changes and capital loss limitations on the Company’s Reserve Primary Fund holdings. These items unfavorably impacted the Company’s earnings for the six months ended March 31, 2009 by approximately $0.01 per share. The provision for income taxes for the six months ended March 31, 2008 was unusually low due to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted the Company’s earnings for the six months ended March 31, 2008 by approximately $0.03 per share.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	March 31, 2009			September 30, 2008
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD AMERITRADE Clearing, Inc.	$712,292	$84,716	$627,576	$836,531	$157,458	$679,073
TD AMERITRADE, Inc.	113,742	500	113,242	44,039	250	43,789

Totals	$826,034	$85,216	$740,818	$880,570	$157,708	$722,862

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) is an introducing broker-dealer.
The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $17.6 million and $112.4 million as of March 31, 2009 and September 30, 2008, respectively, which exceeded the required Tier 1 capital by $7.6 million and $102.4 million, respectively.

9. COMMITMENTS AND CONTINGENCIES
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant has conducted four investigations since August 2007 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. On May 1, 2009, the Court granted preliminary approval of the proposed settlement, which had been revised, and set a hearing on final approval for September 10, 2009. The settlement is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
Auction Rate Securities Matters — Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints have been filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The cases, which are pending in the U.S. District Court for the Southern District of New York, have been consolidated under the caption In re Humphrys v. TD Ameritrade Holding Corp. An amended complaint was filed in February 2009. The amended complaint seeks an unspecified amount of damages, equitable relief, interest and attorneys’ fees. In April 2009 the Company filed a motion to dismiss the amended complaint.
The SEC and other regulatory authorities are conducting investigations regarding the sale of ARS. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. The Company is cooperating with the investigations and requests. The Company and regulatory authorities are in discussions regarding the possible resolution of the investigations with respect to TDA Inc., which could include the Company offering to purchase certain client ARS over time. As of May 1, 2009, the Company’s clients held ARS with an aggregate par value of approximately $691 million in TDA Inc. accounts, including $190 million custodied for clients of independent registered investment advisors.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but sought to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which The Reserve announced are being liquidated. From October 31, 2008 through May 1, 2009, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.90 per share, $0.65 per share and $0.85 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November and December 2008 two purported class action lawsuits were filed with respect to the Yield Plus Fund. The lawsuits are captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York and Hamilton v. TD Ameritrade, Inc. et al. in the U.S. District Court for the Northern District of Georgia. The plaintiff in the Hamilton case dismissed his complaint without prejudice on March 2, 2009. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. The complaint names as defendants a number of entities and individuals related to The Reserve. The Company is also named as a defendant. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectus and in other statements regarding the fund. The complaint seeks an unspecified amount of compensatory damages, interest and attorneys’ fees.
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
As of March 31, 2009, client excess margin securities of approximately $4.8 billion and stock borrowings of approximately $1.9 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.4 billion and repledged approximately $0.8 billion of that collateral as of March 31, 2009.
Guarantees — The Company is a member of and provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral. However, the potential for the Company to be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for these guarantees.
See “Money Market Deposit Account Agreement” in Note 13 for a description of a guarantee included in that agreement.

During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced it was suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients receive less than $1.00 per share for these funds upon an orderly liquidation, the Company will commit up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other publicly available information, the Company has accrued an estimated fair value of $27.0 million for this obligation as of March 31, 2009 and September 30, 2008, which is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
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
In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:
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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of March 31, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments	$—	$1,099	$77,639	$78,738
Securities owned	289	4,839	23,773	28,901
Other investments	957	—	8,820	9,777

Total assets at fair value	$1,246	$5,938	$110,232	$117,416

Liabilities:
Securities sold, not yet purchased (1)	$2,519	$640	$—	$3,159
Client Reserve Fund commitment (1)	—	—	26,994	26,994

Total liabilities at fair value	$2,519	$640	$26,994	$30,153

(1)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
The following table presents the changes in Level 3 assets and liabilities measured on a recurring basis for the six months ended March 31, 2009 (dollars in thousands):

			Purchases,
		Realized Losses	Sales,
	October 1,	Included in	Issuances and	March 31,
	2008	Earnings	Settlements, Net	2009
Assets:
Cash and cash equivalents (1)	$217,471	$—	$(217,471)	$—
Short-term investments	368,066	(80)	(290,347)	77,639
Securities owned	53,587	—	(29,814)	23,773
Other investments	10,000	—	(1,180)	8,820

Total assets at fair value	$649,124	$(80)	$(538,812)	$110,232

Liabilities:
Securities sold, not yet purchased	$4,636	$—	$(4,636)	$—
Client Reserve Fund commitment	26,994	—	—	26,994

Total liabilities at fair value	$31,630	$—	$(4,636)	$26,994

(1)	Represents positions in the Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.
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
The fair value of money market mutual fund positions in the Primary Fund is estimated based on portfolio holdings data published by The Reserve and is categorized in Level 3 of the fair value hierarchy. At March 31, 2009, $77.6 million and $4.7 million of Primary Fund positions are included in the table above within the short-term investments and securities owned categories, respectively. The fair value of the client Reserve Fund commitment, which is described under “Guarantees” in Note 9, is estimated based on portfolio holdings data published by The Reserve for the Primary Fund and International Liquidity Fund.

11. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$132,030	$186,716	$316,428	$427,555

Weighted average shares outstanding — basic	573,519	594,339	582,734	594,629
Effect of dilutive securities:
Stock options	6,165	7,544	6,199	7,880
Restricted stock units	1,496	1,517	2,024	1,363
Deferred compensation shares	104	70	91	60

Weighted average shares outstanding — diluted	581,284	603,470	591,048	603,932

Earnings per share — basic	$0.23	$0.31	$0.54	$0.72
Earnings per share — diluted	$0.23	$0.31	$0.54	$0.71
12. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$132,030	$186,716	$316,428	$427,555

Other comprehensive loss:
Net unrealized losses on investment securities available-for-sale	(511)	—	(1,121)	—
Adjustment for deferred income taxes on net unrealized losses	182	—	409	—
Reclassification adjustment for realized gains on investment securities included in net income	—	—	—	(540)
Reclassification adjustment for deferred income taxes on realized investment gains	—	—	—	200
Foreign currency translation adjustment	(53)	(96)	(457)	(73)

Total other comprehensive loss, net of tax	(382)	(96)	(1,169)	(413)

Comprehensive income	$131,648	$186,620	$315,259	$427,142

13. RELATED PARTY TRANSACTIONS
Stock Repurchase
On February 17, 2009, the Company entered into a stock purchase agreement with Marlene M. Ricketts and the Joe and Marlene Ricketts Grandchildren’s Trust to purchase approximately 34 million shares of common stock of the Company for approximately $403 million in cash ($11.85 per share). J. Joe Ricketts serves on the Company’s board of directors. The purchase and sale of the stock occurred on February 20, 2009.
Transactions with TD and Affiliates
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 47.6% of the Company’s common stock as of March 31, 2009, of which 45% is permitted to be voted under the terms of the Stockholder’s Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.

Money Market Deposit Account Agreement
The Company is party to a money market deposit account (“MMDA”) agreement with TD Bank USA, N.A. and TD, which was originally entered into on January 24, 2006 in connection with the TD Waterhouse acquisition. Under the MMDA agreement, TD Bank USA makes available to clients of the Company money market deposit accounts as designated sweep vehicles. The Company provides marketing, recordkeeping and support services for TD Bank USA with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays the Company a fee based on the yield earned by TD Bank USA on the client MMDA assets (including any gains or losses from sales of investments), less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.
Effective July 1, 2008, the Company entered into an amendment to the MMDA agreement with TD Bank USA and TD. The amended agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The amended agreement provides that the marketing fee earned on the MMDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the MMDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The amendment provides that, from time to time, the Company may recommend amounts and maturity dates for the other fixed-rate investments (component (b) above) in the MMDA portfolio, subject to the approval of TD Bank USA. For the month of March 2009, the MMDA portfolio was comprised of approximately 36% component (a) investments, 45% component (b) investments and 19% component (c) investments.
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
The Company earned fee income associated with the money market deposit account agreement of $136.5 million and $299.8 million for the three months and six months ended March 31, 2009, respectively, and $156.1 million and $311.9 million for the three months and six months ended March 31, 2008, respectively, which is reported as money market deposit account fees on the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and earns fees for those services. In the event compensation under the transfer agency agreement, shareholder services agreement and dealer agreement is less than the minimum compensation called for by the services agreement, the deficit is earned by the Company under the services agreement. The services agreement had an initial term of two years and was automatically renewed for an additional two-year term on January 24, 2008. The agreement is automatically renewable for successive two-year terms (so long as certain related agreements are in effect). It may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with these agreements of $31.5 million and $83.0 million for the three months and six months ended March 31, 2009, respectively, and $52.9 million and $96.4 million for the three months and six months ended March 31, 2008, respectively, which is included in investment product fees on the Condensed Consolidated Statements of Income.

Securities Borrowing and Lending
In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $0.7 million and $0.2 million of receivables from TDSI as of March 31, 2009 and September 30, 2008, respectively. Payable to brokers, dealers and clearing organizations includes $121.3 million and $15.0 million of payables to TDSI as of March 31, 2009 and September 30, 2008, respectively. The Company incurred net interest expense associated with securities borrowing and lending with TDSI of $0.1 million and $0.5 million for the three months and six months ended March 31, 2009, respectively. The net interest associated with securities borrowing and lending with TDSI for the three months and six months ended March 31, 2008 was not significant.
Cash Management Services Agreement
Pursuant to a cash management services agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.2 million and $0.4 million for the three months and six months ended March 31, 2009, respectively, and $0.3 million and $0.7 million for the three months and six months ended March 31, 2008, respectively, which is included in clearing and execution costs on the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the MMDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days’ prior written notice to TD Bank USA.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an indemnification agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 49,855 and 50,940 SARs outstanding as of March 31, 2009 and September 30, 2008, respectively, with an approximate value of $0.3 million and $1.7 million, respectively. The indemnification agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after tax withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During December 2007, most of the restricted share units vested and were settled and all the equity swap agreements expired. In May 2008, the remaining restricted share units vested and were settled. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million for the six months ended March 31, 2008, which is reported as fair value adjustments of compensation-related derivative instruments on the Condensed Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments were not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which was recorded in the employee compensation and benefits category.

Canadian Call Center Services Agreement
Pursuant to the Canadian call center services agreement, TD receives and services client calls at its London, Ontario site for clients of TDA Inc. After May 1, 2013, either party may terminate this agreement without cause and without penalty by providing 24 months’ prior written notice. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian call center services agreement of $3.9 million and $7.8 million for the three months and six months ended March 31, 2009, respectively, and $4.5 million and $8.7 million for the three months and six months ended March 31, 2008, respectively, which is included in professional services expense on the Condensed Consolidated Statements of Income.
Certificates of Deposit Brokerage Agreements
Effective as of September 24, 2008, TDA Inc. entered into a certificates of deposit brokerage agreement with TD Bank USA, under which TDA Inc. acts as agent for its clients in purchasing certificates of deposit from TD Bank USA. Under the agreement, TD Bank USA pays TDA Inc. a placement fee for each certificate of deposit issued in an amount agreed to by both parties. During the second quarter of fiscal 2009, TDA Inc. promoted a limited time offer to purchase a three-month TD Bank USA certificate of deposit with a premium yield to clients that made a deposit or transferred $25,000 into their TDA Inc. brokerage account during a specified time period. Under this promotion, TDA Inc. reimburses TD Bank USA for the subsidized portion of the premium yield paid to its clients. The Company incurred net costs to TD Bank USA associated with this promotional offer of $3.3 million for the three-months and six-months ended March 31, 2009, respectively, which is included in advertising expense on the Condensed Consolidated Statements of Income.
Under a previous certificates of deposit brokerage agreement entered into on December 12, 2007 between TDA Inc. and TD Bank USA, TDA Inc. acted as an agent for its clients in purchasing certificates of deposit from TD Bank USA. Fees were calculated under the agreement in a manner consistent with the methodology of the MMDA agreement described above. This agreement was superseded by the September 24, 2008 certificates of deposit brokerage agreement. The Company incurred net fee expense associated with the agreement of $1.6 million for the three months and six months ended March 31, 2008, respectively, which is included in net interest revenue on the Condensed Consolidated Statements of Income.
Other Related Party Transactions
TD Options LLC, a subsidiary of TD, pays the Company the amount of exchange-sponsored payment for order flow that it receives for routing TDA Inc. client orders to the exchanges. The Company earned $0.9 million and $1.6 million of payment for order flow revenues from TD Options LLC for the three months and six months ended March 31, 2009, respectively, and $1.1 million and $1.7 million for the three months and six months ended March 31, 2008, respectively, which is included in commissions and transaction fees on the Condensed Consolidated Statements of Income.
Except as otherwise indicated, receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliates and payable to affiliates, respectively, on the Condensed Consolidated Balance Sheets. Receivables from and payables to TD affiliates resulting from client cash sweep activity are generally settled in cash the next business day. Other receivables from and payables to affiliates of TD are generally settled in cash on a monthly basis.
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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; our migration of client cash balances into the money market deposit account (“MMDA”) offering; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and the impact of recently issued accounting pronouncements.

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; interest rates; stock market fluctuations and changes in client trading activity; increased competition; systems failures and capacity constraints; network security risks; ability to service debt obligations; ability to obtain regulatory and thinkorswim Group Inc. (“thinkorswim”) stockholder approval for the proposed acquisition of thinkorswim; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of the Company’s annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2008. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
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
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com (in the “Investors” section under the heading “Financial Reports”) and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2008. Since the issuance of the Form 10-K, the definitions of “Activity rate” and “Total trades” have been updated. These updated definitions are as follows (italics indicate other defined terms that appear elsewhere in the glossary):
Activity rate — total accounts — Average client trades per day during the period divided by the average number of total accounts during the period.
Activity rate — funded accounts — Average client trades per day during the period divided by the average number of funded accounts during the period.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,				Six months ended March 31,
	2009		2008		2009		2008
		% of Net		% of Net		% of Net		% of Net
EBITDA	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA	$258,339	49.2%	$344,194	55.3%	$601,579	52.9%	$747,969	59.2%
Less:
Depreciation and amortization	(10,635)	(2.0%)	(8,887)	(1.4%)	(22,138)	(1.9%)	(16,582)	(1.3%)
Amortization of acquired intangible assets	(15,200)	(2.9%)	(14,749)	(2.4%)	(30,738)	(2.7%)	(28,472)	(2.3%)
Interest on borrowings	(8,244)	(1.6%)	(20,604)	(3.3%)	(23,881)	(2.1%)	(46,330)	(3.7%)

Pre-tax income	$224,260	42.7%	$299,954	48.2%	$524,822	46.2%	$656,585	51.9%

Our pre-tax income and EBITDA decreased for the first half of fiscal 2009, compared to the first half of fiscal 2008, primarily due to a 10% decrease in net revenues. The decrease in net revenues was driven primarily by lower asset-based revenues resulting from lower net interest margin earned on spread-based balances, partially offset by increased transaction-based revenues resulting from higher client trading volumes. More detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the six months ended March 31, 2009, asset-based revenues and transaction-based revenues accounted for 50% and 49% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Avg. interest-earning assets (excluding conduit business)	$7,358	$9,880	$(2,522)	$7,444	$9,719	$(2,275)
Avg. MMDA balances	19,272	15,510	3,762	18,577	15,381	3,196

Avg. spread-based balances	$26,630	$25,390	$1,240	$26,021	$25,100	$921

Net interest revenue (excluding conduit business)	$66.7	$134.9	$(68.2)	$148.8	$280.9	$(132.1)
MMDA fee revenue	136.5	156.1	(19.6)	299.8	311.9	(12.1)

Spread-based revenue	$203.2	$291.0	$(87.8)	$448.6	$592.8	$(144.2)

Avg. annualized yield — interest-earning assets (excluding conduit business)	3.63%	5.40%	(1.77%)	3.96%	5.68%	(1.72%)
Avg. annualized yield — MMDA fees	2.83%	3.98%	(1.15%)	3.19%	3.99%	(0.80%)
Net interest margin (NIM)	3.05%	4.53%	(1.48%)	3.41%	4.65%	(1.24%)
The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Segregated cash	$0.7	$0.2	$0.5	$2.3	$0.2	$2.1
Client margin balances	49.7	135.8	(86.1)	114.5	297.9	(183.4)
Securities borrowing (excluding conduit business)	16.1	12.0	4.1	33.4	21.4	12.0
Other cash and interest-earning investments, net	1.1	10.4	(9.3)	2.9	17.2	(14.3)
Client credit balances	(0.6)	(7.5)	6.9	(2.3)	(17.1)	14.8
Securities lending (excluding conduit business)	(0.3)	(16.0)	15.7	(2.0)	(38.7)	36.7

Net interest revenue (excluding conduit business)	66.7	134.9	(68.2)	148.8	280.9	(132.1)

Securities borrowing — conduit business	2.2	47.9	(45.7)	8.6	119.3	(110.7)
Securities lending — conduit business	(1.5)	(44.9)	43.4	(5.2)	(113.2)	108.0

Net interest revenue	$67.4	$137.9	$(70.5)	$152.2	$287.0	$(134.8)

	Average Balance			Average Balance
	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2009	2008	Change	2009	2008	Change
Segregated cash	$1,964	$18	N/A	$1,819	$10	N/A
Client margin balances	3,878	8,127	(52%)	4,190	8,332	(50%)
Securities borrowing (excluding conduit business)	324	395	(18%)	281	416	(32%)
Other cash and interest-earning investments	1,192	1,340	(11%)	1,154	961	20%

Interest-earning assets (excluding conduit business)	7,358	9,880	(26%)	7,444	9,719	(23%)
Securities borrowing — conduit business	1,418	5,760	(75%)	1,518	5,942	(74%)

Interest-earning assets	$8,776	$15,640	(44%)	$8,962	$15,661	(43%)

Client credit balances	$4,217	$4,383	(4%)	$4,192	$3,990	5%
Securities lending (excluding conduit business)	915	3,302	(72%)	1,117	3,396	(67%)

Interest-bearing liabilities (excluding conduit business)	5,132	7,685	(33%)	5,309	7,386	(28%)
Securities lending — conduit business	1,418	5,760	(75%)	1,518	5,942	(74%)

Interest-bearing liabilities	$6,550	$13,445	(51%)	$6,827	$13,328	(49%)

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Six months ended		Net Yield
	March 31,		Increase/	March 31,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Segregated cash	0.14%	3.73%	(3.59%)	0.25%	3.76%	(3.51%)
Client margin balances	5.13%	6.61%	(1.48%)	5.40%	7.03%	(1.63%)
Other cash and interest-earning investments, net	0.36%	3.07%	(2.71%)	0.49%	3.53%	(3.04%)
Client credit balances	(0.06%)	(0.68%)	0.62%	(0.11%)	(0.85%)	0.74%
Net interest revenue (excluding conduit business)	3.63%	5.40%	(1.77%)	3.96%	5.68%	(1.72%)
Securities borrowing — conduit business	0.62%	3.29%	(2.67%)	1.12%	3.95%	(2.83%)
Securities lending — conduit business	(0.42%)	(3.08%)	2.66%	(0.68%)	(3.75%)	3.07%
Net interest revenue	3.07%	3.49%	(0.42%)	3.36%	3.60%	(0.24%)
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Fee revenue	$48.1	$77.7	$(29.6)	$117.3	$145.7	$(28.4)
Average balance	$58,933	$70,846	(17%)	$60,871	$64,677	(6%)
Average annualized yield	0.33%	0.43%	(0.10%)	0.38%	0.44%	(0.06%)
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2009	2008*	Change	2009	2008*	Change
Total trades (in millions)	19.82	18.36	8%	42.32	37.98	11%
Average commissions and transaction fees per trade	$13.40	$13.34	0%	$13.06	$13.30	(2%)
Average client trades per day	324,837	300,986	8%	341,327	306,294	11%
Average client trades per account (annualized)	11.5	11.5	0%	12.2	11.8	3%
Activity rate — total accounts	4.6%	4.6%	0%	4.8%	4.7%	2%
Activity rate — funded accounts	6.4%	6.4%	0%	6.8%	6.6%	3%
Trading days	61.0	61.0	0%	124.0	124.0	0%

*	Trading activity metrics for the three and six months ended March 31, 2008 have been revised to exclude non-revenue generating mutual fund trades.

Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2009	2008	Change	2009	2008	Change
Total accounts (beginning of period)	7,052,000	6,475,000	9%	6,895,000	6,380,000	8%
New accounts opened	194,000	214,000	(9%)	410,000	363,000	13%
Accounts purchased	—	102,000	(100%)	—	102,000	(100%)
Accounts closed	(51,000)	(60,000)	(15%)	(110,000)	(114,000)	(4%)

Total accounts (end of period)	7,195,000	6,731,000	7%	7,195,000	6,731,000	7%

Percentage change during period	2%	4%		4%	6%

Funded accounts (beginning of period)	5,013,000	4,643,000	8%	4,918,000	4,597,000	7%
Funded accounts (end of period)	5,105,000	4,814,000	6%	5,105,000	4,814,000	6%
Percentage change during period	2%	4%		4%	5%

Client assets (beginning of period, in billions)	$233.8	$300.4	(22%)	$278.0	$302.7	(8%)
Client assets (end of period, in billions)	$224.9	$306.1	(27%)	$224.9	$306.1	(27%)
Percentage change during period	(4%)	2%		(19%)	1%

Net new assets (in billions)	$6.4	$6.9	(7%)	$14.3	$16.0	(11%)
In connection with our purchase of Fiserv Trust Company on February 4, 2008, we acquired approximately 102,000 total accounts, approximately 81,000 funded accounts and approximately $25 billion in client assets.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2009	2008	Change	2009	2008	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$265.4	$244.9	8%	$552.6	$505.2	9%

Asset-based revenues:
Interest revenue	70.2	210.8	(67%)	162.8	461.0	(65%)
Brokerage interest expense	(2.8)	(73.0)	(96%)	(10.5)	(174.1)	(94%)

Net interest revenue	67.4	137.9	(51%)	152.2	287.0	(47%)

Money market deposit account fees	136.5	156.1	(13%)	299.8	311.9	(4%)
Investment product fees	48.1	77.7	(38%)	117.3	145.7	(20%)

Total asset-based revenues	252.0	371.6	(32%)	569.3	744.6	(24%)

Other revenues	8.0	6.4	26%	14.4	14.8	(2%)

Net revenues	525.5	622.9	(16%)	1,136.2	1,264.5	(10%)

Expenses:
Employee compensation and benefits	120.8	132.1	(9%)	238.2	238.1	0%
Fair value adjustments of compensation-related derivative instruments	—	—	N/A	—	0.8	(100%)
Clearing and execution costs	15.1	9.4	61%	30.7	21.4	43%
Communications	17.9	17.4	2%	36.6	35.0	5%
Occupancy and equipment costs	29.5	25.2	17%	59.7	50.2	19%
Depreciation and amortization	10.6	8.9	20%	22.1	16.6	34%
Amortization of acquired intangible assets	15.2	14.7	3%	30.7	28.5	8%
Professional services	22.1	28.6	(23%)	49.4	47.9	3%
Interest on borrowings	8.2	20.6	(60%)	23.9	46.3	(48%)
Other	8.7	18.7	(53%)	20.3	31.0	(35%)
Advertising	53.1	47.3	12%	99.8	92.8	8%

Total expenses	301.2	322.9	(7%)	611.4	608.6	0%

Income before other income and income taxes	224.3	300.0	(25%)	524.8	655.9	(20%)
Other income:
Gain on sale of investments	—	—	N/A	—	0.6	(100%)

Pre-tax income	224.3	300.0	(25%)	524.8	656.6	(20%)
Provision for income taxes	92.2	113.2	(19%)	208.4	229.0	(9%)

Net income	$132.0	$186.7	(29%)	$316.4	$427.6	(26%)

Other information:
Number of interest days in period	90	91	(1%)	182	183	(1%)
Effective income tax rate	41.1%	37.8%		39.7%	34.9%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.
Three-Month Periods Ended March 31, 2009 and 2008
Net Revenues
Commissions and transaction fees increased 8% to $265.4 million, primarily due to higher average client trades per day. Average client trades per day increased 8% to 324,837 for the second quarter of fiscal 2009 compared to 300,986 for the second quarter of fiscal 2008. Average client trades per account (annualized) were 11.5 for the second quarter of fiscal 2009 and 2008. Average commissions and transaction fees per trade increased slightly to $13.40 per trade for the second quarter of fiscal 2009 from $13.34 for the second quarter of fiscal 2008, primarily due to higher payment for order flow revenue per trade, partially offset by a slightly lower percentage of option trades during the second quarter of fiscal 2009.

Net interest revenue decreased 51% to $67.4 million, due primarily to a 52% decrease in average client margin balances, a decrease of 148 basis points on the average yield earned on client margin balances and a decrease of 271 basis points in the average yield earned on other cash and interest-earning investments for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. These decreases were partially offset by a $17.5 million increase in net interest revenue from our securities borrowing/lending program and a decrease of 62 basis points in the average interest rate paid on client credit balances in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
MMDA fees decreased 13% to $136.5 million, due primarily to a decrease of 115 basis points in the average yield earned on the client MMDA assets, partially offset by a 24% increase in average MMDA balances during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
Investment product fees decreased 38% to $48.1 million, primarily due to a 17% decrease in average fee-based investment balances and a decrease of 10 basis points in the average yield earned in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The decrease in the average yield earned in the second quarter of fiscal 2009 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative.
Over the next 12 months, we expect to migrate approximately $10 to $14 billion of client cash that is currently held in client credit balances or swept to money market mutual funds into the MMDA offering. This migration is expected to result in an increase in MMDA fee revenues and a decrease in investment product fee revenues, but is not expected to have a material impact on overall net revenues during fiscal 2009. We expect this migration to position the Company to earn higher net revenues if interest rates begin to rise.
Other revenues increased 26% to $8.0 million, primarily due to increased fees from corporate reorganizations of issuers in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
Expenses
Employee compensation and benefits expense decreased 9% to $120.8 million, due primarily to lower incentive-based compensation related to actual Company and individual performance, partially offset by higher average headcount resulting from our fiscal 2008 growth initiatives compared to the second quarter of fiscal 2008 and approximately $4.0 million of severance costs related to staff reductions during the second quarter of fiscal 2009. The average number of full-time equivalent employees was 4,570 for the second quarter of fiscal 2009 compared to 4,360 for the second quarter of fiscal 2008. During the second quarter of fiscal 2009, our full-time equivalent employee headcount was reduced by 150 positions to 4,529 as of March 31, 2009 as a result of the staff reductions.
Clearing and execution costs increased 61% to $15.1 million, due primarily to higher client trading volumes and less favorable annual rebates from clearing organizations during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
Communications expense increased 2% to $17.9 million, due primarily to increased costs for quotes and market information related to the higher client trading volume during the second quarter of fiscal 2009.
Occupancy and equipment costs increased 17% to $29.5 million due to higher costs for technology infrastructure and facilities resulting from our fiscal 2008 growth initiatives.
Depreciation and amortization increased 20% to $10.6 million, due primarily to increased depreciation on technology infrastructure upgrades and leasehold improvements resulting from our fiscal 2008 growth initiatives.
Amortization of acquired intangible assets increased 3% to $15.2 million, due to amortization of the client relationship intangible asset recorded in the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008.
Professional services decreased 23% to $22.1 million, primarily due to fees incurred under the transition services agreements related to the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008 and due to lower usage of consulting and contract services during the second quarter of fiscal 2009.
Interest on borrowings decreased 60% to $8.2 million, due primarily to lower average interest rates incurred on our debt during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The average interest rate incurred on our debt was 2.00% for the second quarter of fiscal 2009, compared to 5.29% for the second quarter of fiscal 2008.
Other expenses decreased 53% to $8.7 million primarily due to lower bad debt and other client-related trading losses in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Advertising expense increased 12% to $53.1 million during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Our effective income tax rate was 41.1% for the second quarter of fiscal 2009 compared to 37.8% for the second quarter of fiscal 2008. The effective tax rate for the second quarter of fiscal 2009 was unusually high due to unfavorable deferred income tax adjustments of $6.0 million resulting from recent state income tax law changes and capital loss limitations on our Reserve Primary Fund holdings. These items unfavorably impacted our earnings for the second quarter of fiscal 2009 by approximately $0.01 per share. We expect our effective income tax rate to be approximately 39% for the remainder of fiscal 2009. However, we expect that accounting under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), will result in increased volatility in our quarterly and annual effective income tax rate because FIN No. 48 requires that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
Six-Month Periods Ended March 31, 2009 and 2008
Net Revenues
Commissions and transaction fees increased 9% to $552.6 million, primarily due to higher average client trades per day, partially offset by lower commissions and transaction fees per trade. Average client trades per day increased 11% to 341,327 for the first half of fiscal 2009 compared to 306,294 for the first half of fiscal 2008. Average client trades per account (annualized) were 12.2 for the first half of fiscal 2009 compared to 11.8 for the first half of fiscal 2008. Average commissions and transaction fees per trade decreased 2% to $13.06 per trade for the first half of fiscal 2009 from $13.30 for the first half of fiscal 2008, primarily due to a lower percentage of option trades and an increase in promotional trades related to our new account growth during the first half of fiscal 2009, partially offset by higher payment for order flow revenue per trade during the first half of fiscal 2009.
Net interest revenue decreased 47% to $152.2 million, due primarily to a 50% decrease in client margin balances, a decrease of 163 basis points on the average yield earned on client margin balances and a decrease of 304 basis points in the average yield earned on other cash and interest-earning investments for the first half of fiscal 2009 compared to the first half of fiscal 2008. These decreases were partially offset by a $46.0 million increase in net interest revenue from our securities borrowing/lending program and a decrease of 74 basis points in the average interest rate paid on client credit balances in the first half of fiscal 2009 compared to the first half of fiscal 2008.
MMDA fees decreased 4% to $299.8 million, due primarily to a decrease of 80 basis points in the average yield earned on the client MMDA assets, partially offset by a 21% increase in average MMDA balances during the first half of fiscal 2009 compared to the first half of fiscal 2008.
Investment product fees decreased 20% to $117.3 million, primarily due to a decrease of 6 basis points in the average yield earned and a 6% decrease in average fee-based investment balances for the first half of fiscal 2009 compared to the first half of fiscal 2008.
Other revenues decreased 2% to $14.4 million, primarily due to decreased fees from corporate reorganizations of issuers in the first half of fiscal 2009 compared to the first half of fiscal 2008.
Expenses
Employee compensation and benefits expense increased slightly to $238.2 million, due primarily to an increase in average headcount resulting from our fiscal 2008 growth initiatives and approximately $4.2 million of severance costs related to staff reductions during the first half of fiscal 2009, mostly offset by lower incentive-based compensation related to actual Company and individual performance compared to the first half of fiscal 2008. The average number of full-time equivalent employees was 4,609 for the first half of fiscal 2009 compared to 4,191 in the first half of 2008. However, our full-time equivalent employee headcount was reduced to 4,529 as of March 31, 2009 as a result of the staff reductions.
Clearing and execution costs increased 43% to $30.7 million, due primarily to higher client trading volumes and less favorable annual rebates from clearing organizations during the first half of fiscal 2009 compared to the first half of fiscal 2008.
Communications expense increased 5% to $36.6 million, due primarily to increased costs for quotes and market information related to the higher client trading volume during the first half of fiscal 2009.
Occupancy and equipment costs increased 19% to $59.7 million due to higher costs for technology infrastructure and facilities resulting from our fiscal 2008 growth initiatives.
Depreciation and amortization increased 34% to $22.1 million, due primarily to increased depreciation on technology infrastructure upgrades and leasehold improvements resulting from our fiscal 2008 growth initiatives.

Amortization of acquired intangible assets increased 8% to $30.7 million, due to amortization of the client relationship intangible asset recorded in the acquisition of Fiserv Trust Company during the second quarter of fiscal 2008.
Professional services increased 3% to $49.4 million, primarily due to higher usage of consulting and contract services during the first half of fiscal 2009 in connection with new product development and technology infrastructure upgrades related to our growth initiatives. This increase was partially offset by fees incurred during the second quarter of fiscal 2008 under the transition services agreements related to the acquisition of Fiserv Trust Company.
Interest on borrowings decreased 48% to $23.9 million, due primarily to lower average interest rates incurred on our debt during the first half of fiscal 2009 compared to the first half of fiscal 2008. The average interest rate incurred on our debt was 3.00% for the first half of fiscal 2009, compared to 5.89% for the first half of fiscal 2008.
Other expenses decreased 35% to $20.3 million primarily due to lower bad debt and other client-related trading losses in the first half of fiscal 2009 compared to the first half quarter of fiscal 2008.
Advertising expense increased 8% to $99.8 million during the first half of fiscal 2009 compared to the first half of fiscal 2008, primarily due to increased spending in response to competitive market share opportunities.
Our effective income tax rate was 39.7% for the first half of fiscal 2009 compared to 34.9% for the first half of fiscal 2008. The effective income tax rate for the first half of fiscal 2009 was higher than normal due to unfavorable deferred income tax adjustments of $5.9 million resulting from recent state income tax law changes and capital loss limitations on our Reserve Primary Fund holdings. These items unfavorably impacted our earnings for the first half of fiscal 2009 by approximately $0.01 per share. The effective income tax rate for the first half of fiscal 2008 was unusually low due primarily to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted our earnings for the first half of fiscal 2008 by approximately $0.03 per share.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2009 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2009 primarily from our earnings, cash and short-term investments on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.
As of September 30, 2008, we had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. During September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. From October 31, 2008 through April 17, 2009, we have received $534.5 million of cash as The Reserve redeemed approximately 90% of the shares of the fund. We cannot predict when The Reserve will redeem the remaining shares of the fund.
Dividends from our subsidiaries are a source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.
Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”)), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For clearing broker-dealers, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits,” which primarily are a function of client margin balances at our clearing broker-dealer subsidiary. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet minimum net capital requirements.
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

		March 31,	September 30,
		2009	2008	Change
Cash and cash equivalents		$1,072,642	$674,135	$398,507
Less:	Broker-dealer cash and cash equivalents	(565,493)	(418,626)	(146,867)
	Trust company cash and cash equivalents	(38,203)	(61,430)	23,227
	Investment advisory cash and cash equivalents	(14,273)	(9,447)	(4,826)

	Corporate cash and cash equivalents	454,673	184,632	270,041

Plus:	Corporate short-term investments	75,392	14,491	60,901
	Excess trust Tier 1 capital	7,637	102,427	(94,790)
	Excess broker-dealer regulatory net capital	613,644	486,625	127,019

Liquid assets		$1,151,346	$788,175	$363,171

The increase in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2008		$788,175

Plus:	Pre-tax income	524,822
	Cash provided by stock option exercises	1,319
	Proceeds from the sale of other investments available-for-sale	1,180
	Reduction in net capital requirements due to decrease in aggregate debits	181,555
	Other changes in working capital and regulatory net capital	278,204

Less:	Income taxes paid	(112,328)
	Purchase of property and equipment	(25,259)
	Purchase of treasury stock	(465,403)
	Principal payments on long-term debt and capital lease obligations	(20,919)

Liquid assets as of March 31, 2009		$1,151,346

Stock Repurchase Program
On August 2, 2006, our board of directors authorized a program to repurchase up to 12 million shares of our common stock in the open market and in block trades. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares.
On January 8, 2009, we entered into a definitive agreement to acquire thinkorswim for approximately 28 million shares of Company common stock and approximately $225 million in cash. In connection with the acquisition and in addition to the existing program, our board of directors authorized the Company to repurchase up to 28.3 million shares of its common stock, which was intended to be approximately equal to the number of shares to be issued in the acquisition.
On February 17, 2009, we entered into a stock purchase agreement with Marlene M. Ricketts and the Joe and Marlene Ricketts Grandchildren’s Trust to purchase approximately 34 million shares of common stock of the Company for approximately $403 million in cash ($11.85 per share). The purchase and sale of the stock occurred on February 20, 2009. The number of shares of common stock under the stock purchase agreement consisted of approximately 4.4 million shares remaining under the 2006 stock repurchase program, 28.3 million shares that were authorized to be repurchased in connection with the thinkorswim acquisition and approximately 1.3 million of incremental shares authorized by our board of directors at the time of the stock purchase agreement.

During the second quarter of fiscal 2009, we repurchased a total of approximately 35.5 million shares at a weighted-average purchase price of $11.88 per share under the stock repurchase programs and stock purchase agreement described above. From the inception of the 2006 stock repurchase program through the completion of our stock repurchase programs in February 2009, we repurchased a total of approximately 61.6 million shares at a weighted-average purchase price of $13.94 per share under the stock repurchase programs and stock purchase agreement described above. We currently have no plans for further stock repurchase programs.
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
On February 4, 2008, we completed the acquisition of Fiserv Trust Company, an investment support services business and wholly-owned subsidiary of Fiserv, Inc. (“Fiserv”). Pursuant to the stock purchase agreement, an earn-out payment of up to $100 million in cash could be payable following the first anniversary of the acquisition based on the achievement of revenue targets. Based on revenues through the February 4, 2009 anniversary date, we calculated the earn-out payment obligation to be approximately $41.3 million and we expect the payment will be made during fiscal 2009. The calculation of the earn-out payment is subject to Fiserv’s review and is subject to offset by any amounts owed by Fiserv before it can be finalized and paid.
Our income taxes payable increased from approximately $243.0 million as of September 30, 2008 to approximately $462.5 million as of March 31, 2009. Income taxes payable as of March 31, 2009 primarily consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 9 — COMMITMENTS AND CONTINGENCIES and “Money Market Deposit Account Agreement” under Note 13 — RELATED PARTY TRANSACTIONS. The MMDA agreement accounts for a significant percentage of our revenues (26% of our net revenues for the six months ended March 31, 2009) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
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
In addition to the analysis above related to the actual decreases in short-term interest rates, we have performed a simulation of a hypothetical increase in interest rates. This simulation assumes that the asset and liability structure of the Condensed Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of a simulated change in interest rates. The result of the simulation based on our financial position as of March 31, 2009 indicates that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $39 million higher pre-tax income.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant has conducted four investigations since August 2007 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. On May 1, 2009, the Court granted preliminary approval of the proposed settlement, which had been revised, and set a hearing on final approval for September 10, 2009. The settlement is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
Auction Rate Securities Matters — Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints have been filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The cases, which are pending in the U.S. District Court for the Southern District of New York, have been consolidated under the caption In re Humphrys v. TD Ameritrade Holding Corp. An amended complaint was filed in February 2009. The amended complaint seeks an unspecified amount of compensatory damages, equitable relief, interest and attorneys’ fees. In April 2009, the Company filed a motion to dismiss the amended complaint.
The SEC and other regulatory authorities are conducting investigations regarding the sale of ARS. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. The Company is cooperating with the investigations and requests. The Company and regulatory authorities are in discussions regarding the possible resolution of the investigations with respect to TDA Inc., which could include the Company offering to purchase certain client ARS over time. As of May 1, 2009, the Company’s clients held ARS with an aggregate par value of approximately $691 million in TDA Inc. accounts, including $190 million custodied for clients of independent registered investment advisors.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but sought to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which The Reserve announced are being liquidated. From October 31, 2008 through May 1, 2009, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.90 per share, $0.65 per share and $0.85 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November and December 2008 two purported class action lawsuits were filed with respect to the Yield Plus Fund. The lawsuits are captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York and Hamilton v. TD Ameritrade, Inc. et al. in the U.S. District Court for the Northern District of Georgia. The plaintiff in the Hamilton case dismissed his complaint without prejudice on March 2, 2009. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. The complaint names as defendants a number of entities and individuals related to The Reserve. The Company is also named as a defendant. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectus and in other statements regarding the fund. The complaint seeks an unspecified amount of compensatory damages, interest and attorneys’ fees.
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
Item 1A. — Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A — “Risk Factors” in our annual report on Form 10-K, as amended, for the year ended September 30, 2008, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K, as amended, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2008.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2009 - January 31, 2009	945,960	$12.63	945,088	33,240,741
February 1, 2009 - February 28, 2009	34,544,800	$11.86	33,240,741	—
March 1, 2009 - March 31, 2009	516,877	$11.83	—	—

Total — Three months ended March 31, 2009	36,007,637	$11.88	34,185,829	—

On August 2, 2006, our board of directors authorized the Company to repurchase up to 12 million shares. On November 15, 2006, the board of directors added 20 million shares to the original authorization, increasing the total authorization to 32 million shares.
On January 8, 2009, we entered into a definitive agreement to acquire thinkorswim for approximately 28 million shares of Company common stock and approximately $225 million in cash. In connection with the acquisition and in addition to the existing program, our board of directors authorized the Company to repurchase up to 28.3 million shares of its common stock, which was intended to be approximately equal to the number of shares to be issued in the acquisition.
On February 17, 2009, we entered into a stock purchase agreement with Marlene M. Ricketts and the Joe and Marlene Ricketts Grandchildren’s Trust to purchase approximately 34 million shares of common stock of the Company for $11.85 per share. The purchase and sale of the stock occurred on February 20, 2009. The number of shares of common stock under the stock purchase agreement consisted of approximately 4.4 million shares remaining under the 2006 stock repurchase program, 28.3 million shares that were authorized to be repurchased in connection with the thinkorswim acquisition and approximately 1.3 million of incremental shares authorized by our board of directors at the time of the stock purchase agreement.
As of February 20, 2009, all the shares authorized under our stock repurchase programs had been repurchased and the stock repurchase programs were complete.

During the month ended January 31, 2009, 872 shares were repurchased from employees for income tax withholding in connection with stock distributions under the Company’s Executive Deferred Compensation Program. All of the shares purchased during the month ended March 31, 2009, were repurchased from employees for income tax withholding in connection with restricted stock unit distributions.
The following table summarizes common stock purchases reported by TD on a Form 4 during the quarter covered by this report:
AFFILIATE PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2009 - January 31, 2009	—	—	—
February 1, 2009 - February 28, 2009	—	—	—
March 1, 2009 - March 31, 2009	27,000,000	$19.08	—

Total — Three months ended March 31, 2009	27,000,000	$19.08	—	None

Under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders, the limitation on TD’s ownership of the Company’s common stock increased from 39.9% of the outstanding shares to 45% effective January 24, 2009. On March 2, 2009, TD purchased 27 million shares of Company common stock for approximately $19.08 per share, in settlement of a hedging arrangement with a third party. TD, through a wholly-owned subsidiary, entered into the hedging agreement on September 14, 2006 for the purpose of hedging the price of 27 million shares of the Company’s common stock. TD owns approximately 47.6% of the Company’s common stock as of March 31, 2009, of which 45% is permitted to be voted under the terms of the Stockholders Agreement.
Item 4. — Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on February 18, 2009. Four persons were nominated by the Company’s board of directors to serve as Class I directors for terms of three years and one person was nominated by the board of directors to serve as a Class III director for a term of two years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	Director Class	FOR	WITHHELD

W. Edmund Clark	I	419,164,226	112,190,502
Mark L. Mitchell	I	464,208,704	67,146,024
Joseph H. Moglia	III	448,482,940	82,871,788
Thomas S. Ricketts	I	448,620,783	82,733,945
Fredric J. Tomczyk	I	450,263,777	81,090,951
A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2009, was approved as follows:

		ABSTENSIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
531,059,961	210,573	85,294

Item 6. — Exhibits
3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	Agreement and Plan of Merger, dated as of January 8, 2009, by and among TD AMERITRADE Holding Corporation, Tango Acquisition Corporation One, Tango Acquisition Corporation Two and thinkorswim Group Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 14, 2009)

10.2	Stock Purchase Agreement, dated as of February 17, 2009, by and between TD AMERITRADE Holding Corporation, Marlene M. Ricketts and the Joe and Marlene Ricketts Grandchildren’s Trust

10.3	Executive Employment Term Sheet, dated as of January 14, 2009, between TD AMERITRADE Holding Corporation and Peter J. Sidebottom

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2009

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)