Form 10-Q
period 2009-06-30
TD AMERITRADE HOLDING CORP
filed 2009-08-07
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2009, there were 586,322,235 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.
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
/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
August 7, 2009

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,119,824	$674,135
Short-term investments	52,071	369,133
Cash and investments segregated in compliance with federal regulations	5,251,563	260,000
Receivable from brokers, dealers and clearing organizations	1,540,165	4,177,149
Receivable from clients — net of allowance for doubtful accounts	5,012,819	6,933,926
Receivable from affiliates	92,544	179,633
Other receivables — net of allowance for doubtful accounts	93,600	89,486
Securities owned, at fair value	30,572	60,645
Property and equipment — net of accumulated depreciation and amortization	192,847	153,208
Goodwill	2,465,674	1,947,102
Acquired intangible assets — net of accumulated amortization	1,250,303	1,013,679
Deferred income taxes	17,685	17,158
Other investments	9,640	12,768
Other assets	90,327	63,500

Total assets	$17,219,634	$15,951,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,268,745	$5,769,676
Payable to clients	9,188,183	5,070,671
Accounts payable and accrued liabilities	687,115	569,788
Payable to affiliates	15,539	3,637
Deferred revenue	66,144	1,637
Long-term debt	1,424,275	1,444,000
Capitalized lease obligations	10,965	544
Deferred income taxes	181,102	166,531

Total liabilities	13,842,068	13,026,484

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; June 30, 2009 - 586,103,438 shares outstanding; September 30, 2008 - 593,130,521 shares outstanding	6,314	6,314
Additional paid-in capital	1,576,491	1,613,700
Retained earnings	2,373,377	1,886,412
Treasury stock, common, at cost — June 30, 2009 - 45,278,422 shares;
September 30, 2008 - 38,251,339 shares	(578,691)	(580,664)
Deferred compensation	171	146

Accumulated other comprehensive loss	(96)	(870)

Total stockholders’ equity	3,377,566	2,925,038

Total liabilities and stockholders’ equity	$17,219,634	$15,951,522

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$338,450	$248,861	$891,005	$754,017

Asset-based revenues:
Interest revenue	101,204	174,940	263,960	635,983
Brokerage interest expense	(2,564)	(43,008)	(13,076)	(217,084)

Net interest revenue	98,640	131,932	250,884	418,899

Money market deposit account fees	125,124	155,708	424,891	467,634
Investment product fees	39,079	77,552	156,341	223,242

Total asset-based revenues	262,843	365,192	832,116	1,109,775

Other revenues	12,475	9,551	26,875	24,315

Net revenues	613,768	623,604	1,749,996	1,888,107

Expenses:
Employee compensation and benefits	128,216	129,039	366,413	367,167
Fair value adjustments of compensation- related derivative instruments	—	—	—	764
Clearing and execution costs	16,141	11,110	46,846	32,548
Communications	20,795	17,898	57,392	52,851
Occupancy and equipment costs	29,951	24,030	89,614	74,257
Depreciation and amortization	11,162	9,841	33,299	26,423
Amortization of acquired intangible assets	17,551	15,337	48,289	43,809
Professional services	45,923	28,964	95,332	76,826
Interest on borrowings	8,365	16,344	32,246	62,674
Other	14,513	6,421	34,798	37,460
Advertising	39,402	36,724	139,196	129,490

Total expenses	332,019	295,708	943,425	904,269

Income before other income (expense) and income taxes	281,749	327,896	806,571	983,838

Other income (expense):
Gain (loss) on sale of investments	(2,003)	284	(2,003)	928

Pre-tax income	279,746	328,180	804,568	984,766
Provision for income taxes	109,209	123,818	317,603	352,848

Net income	$170,537	$204,362	$486,965	$631,918

Earnings per share — basic	$0.30	$0.34	$0.84	$1.06
Earnings per share — diluted	$0.30	$0.34	$0.83	$1.05

Weighted average shares outstanding — basic	563,792	592,948	576,420	594,071
Weighted average shares outstanding — diluted	571,772	602,336	584,623	603,402
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$486,965	$631,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,299	26,423
Amortization of acquired intangible assets	48,289	43,809
Deferred income taxes	(76,890)	(69,753)
(Gain) loss on sale of investments	2,003	(928)
Loss on disposal of property	3,005	1,151
Fair value adjustments of derivative instruments	—	764
Stock-based compensation	17,530	20,360
Other, net	57	—
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(4,991,563)	(25,002)
Receivable from brokers, dealers and clearing organizations	2,652,965	1,056,577
Receivable from clients, net	1,921,697	(916,405)
Receivable from/payable to affiliates, net	110,442	(41,682)
Other receivables, net	13,349	33,081
Securities owned	30,371	8,453
Other assets	(11,604)	(14,977)
Payable to brokers, dealers and clearing organizations	(3,500,931)	498,416
Payable to clients	4,117,513	(570,885)
Accounts payable and accrued liabilities	34,612	(111,497)
Deferred revenue	3,748	(6,685)

Net cash provided by operating activities	894,857	563,138

Cash flows from investing activities:
Purchase of property and equipment	(45,799)	(77,243)
Cash and cash equivalents acquired in business combinations	86,423	623,837
Cash paid in business combinations	(266,713)	(271,870)
Cash received in sale of business, net	326	—
Purchase of short-term investments	—	(328,690)
Proceeds from sale of short-term investments	—	894,277
Proceeds from redemption of money market funds	317,015	—
Proceeds from sale of other investments available-for-sale	2,868	5,227
Other	(146)	10

Net cash provided by investing activities	93,974	845,548

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2009	2008
Cash flows from financing activities:
Increase in trust account deposits	$—	$186,095
Principal payments on long-term debt	(102,125)	(25,000)
Principal payments on capital lease obligations	(2,263)	(2,394)
Proceeds from exercise of stock options; Nine months ended June 30, 2009 - 3,397,849 shares; 2008 - 1,606,333 shares	22,233	4,760
Purchase of treasury stock; Nine months ended June 30, 2009 - 38,991,221 shares; 2008 - 3,647,947 shares	(465,452)	(65,636)
Excess tax benefits on stock-based compensation	4,841	8,522

Net cash (used in) provided by financing activities	(542,766)	106,347

Effect of exchange rate changes on cash and cash equivalents	(376)	(63)

Net increase in cash and cash equivalents	445,689	1,514,970

Cash and cash equivalents at beginning of period	674,135	413,787

Cash and cash equivalents at end of period	$1,119,824	$1,928,757

Supplemental cash flow information:
Interest paid	$51,893	$296,735
Income taxes paid	$262,863	$433,294
Tax benefit on exercises and distributions of stock-based compensation	$5,207	$8,584
Noncash investing and financing activities:
Issuance of capital lease obligations	$12,441	$—
Issuance of long-term debt in exchange for equipment	$8,400	$—
Issuance of common stock in business combinations	$362,967	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Nine-Month Periods Ended June 30, 2009 and 2008
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. The Company evaluated subsequent events through August 7, 2009, the date on which this quarterly report on Form 10-Q was filed with the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2008.
Significant Accounting Policies:
Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2008 contains a summary of our significant accounting policies. As a result of the acquisition of thinkorswim Group Inc. (“thinkorswim”) described below in Note 2, the Company has adopted the following additional accounting policy:
Education Revenue Recognition — The Company recognizes education revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.
The Company sells investor education products separately and in various bundles that contain multiple deliverables including on-demand coaching services, website subscriptions, educational workshops, online courses and other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (a) the product has value to the client on a standalone basis; (b) there is objective and reliable evidence of the fair value of undelivered items; and (c) delivery or performance of any undelivered item is probable and substantially in the Company’s control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, the Company offers these products bundled together at a discount. The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement. Deferred revenue arises because the payments are received before the services have been rendered. Deferred revenue is generally recognized into revenue for each element over the period that the services are performed or the time that the contract period expires.
The Company provides some limited rights of return in connection with investor education products and services. The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which is included in deferred revenue on the Condensed Consolidated Balance Sheets.
Reclassifications:
Approximately $0.2 million has been reclassified from receivable from affiliates to receivable from brokers, dealers and clearing organizations as of September 30, 2008 on the Condensed Consolidated Balance Sheets. Approximately $15.0 million has been reclassified from payable to affiliates to payable to brokers, dealers and clearing organizations as of September 30, 2008 on the Condensed Consolidated Balance Sheets. Approximately $1.6 million has been reclassified from accounts payable and accrued liabilities to deferred revenue as of September 30, 2008 on the Condensed Consolidated Balance Sheets. Each of these reclassifications was made in order to conform to the current financial statement presentation.

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
The Financial Accounting Standards Board (“FASB”) issued the following standards, which are effective for interim and/or annual periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted these standards effective April 1, 2009. The adoption of these standards did not have a material impact on the Company’s financial position, results of operations or cash flows.
FSP No. 157-4 — FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.
FSP No. 107-1 and Accounting Principles Board Opinions (“APB”) 28-1 — FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods ending after initial adoption.
SFAS No. 165 —SFAS No. 165, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
Recently Issued Accounting Pronouncements:
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
SFAS No. 168 — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and The Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The issuance of this statement and the Codification will not change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, SFAS No. 168 will be effective for the Company’s fiscal year ending September 30, 2009. Adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.
2. BUSINESS COMBINATIONS
On June 11, 2009, the Company completed the acquisition of thinkorswim for approximately 27.1 million shares of Company common stock and approximately $225.4 million in cash. thinkorswim offers online brokerage, investor education and related financial products and services for self-directed investors and active traders. The Company’s condensed consolidated financial statements include the results of operations for thinkorswim beginning June 12, 2009.

The preliminary purchase price for thinkorswim was comprised of the following (dollars in thousands):

Common stock issued	$362,967
Cash paid at closing	225,447
Cash and cash equivalents acquired	(86,423)
Long-term debt assumed (1)	74,000
Fair value of assumed stock-based compensation awards	22,669
Acquisition costs	8,491
Exit and involuntary termination costs	6,917

Total preliminary purchase price	$614,068

(1)	Immediately following the closing of the acquisition, the Company repaid the entire $74.0 million of long-term debt.
The preliminary purchase price allocation for thinkorswim is summarized as follows (dollars in thousands):

Receivable from brokers, dealers and clearing organizations	$16,707
Receivable from clients	721
Other receivables — net	25,697
Securities owned, at fair value	298
Property and equipment	17,725
Goodwill	477,578
Acquired intangible assets	295,574
Other assets	6,833

Total assets acquired	841,133

Accounts payable and accrued liabilities	(75,705)
Deferred revenue	(60,759)
Capitalized lease obligations	(243)
Deferred income taxes	(90,358)

Total liabilities assumed	(227,065)

Total preliminary purchase price allocated	$614,068

Based on preliminary results of an independent valuation, the Company allocated approximately $295.6 million of the purchase price to acquired intangible assets. The following table summarizes the major classes of thinkorswim acquired intangible assets and the respective weighted-average amortization periods (dollars in thousands):

		Weighted-
		Average
		Amortization
	Amount	Period (Years)
Client relationships	$179,084	10.8
Technology and content	100,904	6.9
Trade names	10,100	1.9
Non-competition agreement	5,486	3.0

	$295,574	8.9

On February 4, 2008, the Company completed the acquisition of Fiserv Trust Company, an investment support services business and wholly-owned subsidiary of Fiserv, Inc. (“Fiserv”). The Company paid $274.5 million in cash during fiscal 2008 for this acquisition. Pursuant to the stock purchase agreement, an additional earn-out payment of up to $100 million in cash was payable following the first anniversary of the acquisition based on the achievement of revenue targets. In May 2009, based on revenues through the February 4, 2009 anniversary date, the Company paid approximately $41.3 million for the earn-out obligation. The Company’s condensed consolidated financial statements include the results of operations for Fiserv Trust Company beginning February 5, 2008.

3. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 30, 2009 (dollars in thousands):

Balance as of September 30, 2008	$1,947,102

Goodwill recorded in purchase of thinkorswim Group Inc. (see Note 2)	477,578
Fiserv Trust Company earn-out payment	41,266
Purchase accounting adjustments, net of income taxes (1)	94
Tax benefit of option exercises (2)	(366)

Balance as of June 30, 2009	$2,465,674

(1)	Purchase accounting adjustments primarily consist of $0.4 million of net adjustments to accruals for uncertain tax positions relating to the merger with Datek Online Holdings Corp. (“Datek”) in fiscal 2002, partially offset by $0.3 million of adjustments to liabilities related to the acquisition of Fiserv Trust Company in fiscal 2008.

(2)	Represents the tax benefit of exercises of replacement stock options that were issued in connection with the Datek merger and the thinkorswim acquisition. The tax benefit of an option exercise is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement option in the purchase accounting. To the extent any gain realized on an option exercise exceeds the fair value of the replacement option recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of June 30, 2009 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,230,469	$(241,130)	$989,339
Technology and content	100,904	(804)	100,100
Trade names	10,100	(296)	9,804
Non-competition agreement	5,486	(100)	5,386
Trademark license	145,674	—	145,674

	$1,492,633	$(242,330)	$1,250,303

Estimated future amortization expense for acquired intangible assets outstanding as of June 30, 2009 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense
2009 Remaining	$25,371
2010	100,469
2011	96,725
2012	92,901
2013	91,630
2014	91,174
Thereafter (to 2025)	606,359

Total	$1,104,629

4. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	June 30,	September 30,
	2009	2008
Corporate	$179,680	$184,632
Broker-dealer subsidiaries	858,350	418,626
Trust company subsidiaries	65,805	61,430
Investment advisory subsidiaries	15,989	9,447

Total	$1,119,824	$674,135

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
5. SHORT-TERM INVESTMENTS
Short-term investments consist of the following (dollars in thousands):

	June 30,	September 30,
	2009	2008
Money market mutual funds	$50,971	$368,066
Federal National Mortgage Association discount notes	1,100	1,067

Total short-term investments	$52,071	$369,133

As of September 30, 2008, the Company had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. In September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. As of September 30, 2008, the Company classified approximately $217.4 million of its Primary Fund holdings as cash and cash equivalents, based on its estimated share of the partial redemption. The remaining $368.1 million of the Company’s Primary Fund holdings was reclassified to short-term investments due to uncertainty as to whether these holdings could be converted to cash within three months. From October 31, 2008 through April 17, 2009, the Company has received $534.5 million of cash as The Reserve has redeemed approximately 90% of the shares of the fund. The Company cannot predict when The Reserve will redeem the remaining shares of the fund.
6. ACQUISITION EXIT LIABILITIES
The following tables summarize activity in the Company’s acquisition exit liabilities for the three-month and nine-month periods ended June 30, 2009, which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets (dollars in thousands):

	Three Months Ended June 30, 2009
	Balance at	Exit Costs			Balance at
	Mar. 31, 2009	Recorded	Utilized	Adjustments	June 30, 2009
Employee compensation and benefits	$2,103	$6,847	$(169)	$—	$8,781
Occupancy and equipment costs	12,806	70	(670)	—	12,206

Total acquisition exit liabilities	$14,909	$6,917	$(839)	$—	$20,987

	Nine Months Ended June 30, 2009
	Balance at	Exit Costs			Balance at
	Sept. 30, 2008	Recorded	Utilized	Adjustments	June 30, 2009
Employee compensation and benefits	$2,575	$6,847	$(641)	$—	$8,781
Occupancy and equipment costs	12,742	70	(2,081)	1,475	12,206

Total acquisition exit liabilities	$15,317	$6,917	$(2,722)	$1,475	$20,987

The exit liabilities primarily relate to the acquisition of TD Waterhouse Group, Inc. (“TD Waterhouse”) during fiscal 2006 and thinkorswim during fiscal 2009. The exit costs recorded during the three-month and nine-month periods ended June 30, 2009 relate to the acquisition of thinkorswim described in Note 2. The adjustments to occupancy and equipment exit liabilities were included in the determination of net income for the nine-month period ended June 30, 2009. Employee compensation exit liabilities are expected to be paid over contractual periods ending in fiscal 2012. Remaining occupancy and equipment exit liabilities are expected to be utilized over the related lease periods through fiscal 2016.
7. INCOME TAXES
The Company’s effective income tax rate for the nine months ended June 30, 2009 was 39.5%, compared to 35.8% for the nine months ended June 30, 2008. The provision for income taxes for the nine months ended June 30, 2009 was higher than normal due to unfavorable income tax adjustments of $8.9 million resulting from recent state income tax law changes and capital loss limitations on the Company’s Reserve Primary Fund holdings. These items unfavorably impacted the Company’s earnings for the nine months ended June 30, 2009 by approximately $0.02 per share. The provision for income taxes for the nine months ended June 30, 2008 was unusually low due to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted the Company’s earnings for the nine months ended June 30, 2008 by approximately $0.03 per share.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	June 30, 2009			September 30, 2008
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD AMERITRADE Clearing, Inc.	$827,252	$114,316	$712,936	$836,531	$157,458	$679,073
TD AMERITRADE, Inc.	229,901	500	229,401	44,039	250	43,789
thinkorswim, Inc.	49,534	1,282	48,252	N/A	N/A	N/A

Totals	$1,106,687	$116,098	$990,589	$880,570	$157,708	$722,862

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) and thinkorswim, Inc. are introducing broker-dealers.
The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $16.2 million and $112.4 million as of June 30, 2009 and September 30, 2008, respectively, which exceeded the required Tier 1 capital by $6.2 million and $102.4 million, respectively.

9. COMMITMENTS AND CONTINGENCIES
Spam Litigation – A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant has conducted four investigations since August 2007 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. On May 1, 2009, the Court granted preliminary approval of the proposed settlement, which had been revised, and set a hearing on final approval for September 10, 2009. Some class members have filed objections and opt-outs. The settlement is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
Auction Rate Securities Matters — Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints have been filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The cases, which are pending in the U.S. District Court for the Southern District of New York, have been consolidated under the caption In re Humphrys v. TD Ameritrade Holding Corp. An amended complaint was filed in February 2009. The amended complaint seeks an unspecified amount of damages, equitable relief, interest and attorneys’ fees. In April 2009 the Company filed a motion to dismiss the amended complaint. The Court has not yet ruled on the motion.
The SEC and other regulatory authorities conducted investigations regarding the sale of ARS. On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of ARS. Under these settlement agreements, TDA Inc. will extend a tender offer to purchase, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to January 24, 2006. This offer will not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. TDA Inc. will complete the program in two phases, based on the amount of assets a client holds at TDA Inc., and will use best efforts to complete all repurchases by March 31, 2010, but no later than June 30, 2010. In addition, TDA Inc. will make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. will reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. No fines were imposed by the regulators under the settlement agreements.
TDA Inc. estimates that ARS with a total par value of approximately $400 million to $500 million may be outstanding and eligible for the tender offer. The Company is accounting for the ARS settlement as a market value guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company expects to record a charge to earnings of approximately $0.05 to $0.10 per share for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but sought to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which The Reserve announced are being liquidated. From October 31, 2008 through August 7, 2009, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.90 per share, $0.79 per share and $0.85 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.

In November 2008 a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. The complaint names as defendants a number of entities and individuals related to The Reserve. The Company is also named as a defendant. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectus and in other statements regarding the fund. The complaint seeks an unspecified amount of compensatory damages, interest and attorneys’ fees.
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
As of June 30, 2009, client excess margin securities of approximately $6.9 billion and stock borrowings of approximately $1.3 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.3 billion and repledged approximately $0.8 billion of that collateral as of June 30, 2009.

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
During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced it was suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients receive less than $1.00 per share for these funds upon an orderly liquidation, the Company will commit up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other publicly available information, the Company has accrued an estimated fair value of $27.0 million for this obligation as of June 30, 2009 and September 30, 2008, which is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
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
In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:
•	Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded funds, mutual funds and equity securities.

•	Level 2— Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive investment securities.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability. This category includes assets and liabilities related to money market mutual funds managed by The Reserve for which the net asset value has declined below $1.00 per share and the funds are being liquidated. This category also includes auction rate securities for which the periodic auctions have failed.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of June 30, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
Money market mutual funds	$—	$—	$50,971	$50,971
U.S. government debt securities	—	1,100	—	1,100

Subtotal — Short-term investments	—	1,100	50,971	52,071

Securities owned:
Auction rate securities	—	—	20,525	20,525
Money market mutual funds	—	—	4,894	4,894
Equity securities	568	32	—	600
U.S. government debt securities	—	259	—	259
Municipal debt securities	—	3,012	—	3,012
Corporate debt securities	—	1,179	—	1,179
Other debt securities	—	103	—	103

Subtotal — Securities owned	568	4,585	25,419	30,572

Other investments:
Auction rate securities	—	—	8,820	8,820

Total assets at fair value	$568	$5,685	$85,210	$91,463

Liabilities:
Securities sold, not yet purchased:
Equity securities	$5,142	$10	$—	$5,152
Money market mutual funds	—	—	2	2
Municipal debt securities	—	363	—	363
Corporate debt securities	—	78	—	78

Subtotal — Securities sold, not yet purchased (1)	5,142	451	2	5,595

Client Reserve Fund commitment (1)	—	—	26,994	26,994

Total liabilities at fair value	$5,142	$451	$26,996	$32,589

(1)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the changes in Level 3 assets and liabilities measured on a recurring basis for the nine months ended June 30, 2009 (dollars in thousands):

			Purchases,
		Realized Losses	Sales,
	October 1,	Included in	Issuances and	June 30,
	2008	Earnings	Settlements, Net	2009
Assets:
Cash and cash equivalents (1)	$217,471	$—	$(217,471)	$—

Short-term investments:
Money market mutual funds	368,066	(80)	(317,015)	50,971

Securities owned:
Auction rate securities	6,925	—	13,600	20,525
Money market mutual funds	46,662	—	(41,768)	4,894

Subtotal — Securities owned	53,587	—	(28,168)	25,419

Other investments:
Auction rate securities	10,000	—	(1,180)	8,820

Total assets at fair value	$649,124	$(80)	$(563,834)	$85,210

Liabilities:
Securities sold, not yet purchased:
Money market mutual funds	$4,636	$—	$(4,634)	$2

Client Reserve Fund commitment	26,994	—	—	26,994

Total liabilities at fair value	$31,630	$—	$(4,634)	$26,996

(1)	Represents positions in the Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.
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
Fair Value of Long-Term Debt
The Company’s long-term debt had an estimated fair value based on quoted market prices of $1.37 billion and $1.35 billion as of June 30, 2009 and September 30, 2008, respectively, compared to the Condensed Consolidated Balance Sheet carrying value of $1.42 billion and $1.44 billion, respectively.

11. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$170,537	$204,362	$486,965	$631,918

Weighted average shares outstanding — basic	563,792	592,948	576,420	594,071
Effect of dilutive securities:
Stock options	5,986	7,480	6,128	7,747
Restricted stock units	1,887	1,835	1,978	1,520
Deferred compensation shares	107	73	97	64

Weighted average shares outstanding — diluted	571,772	602,336	584,623	603,402

Earnings per share — basic	$0.30	$0.34	$0.84	$1.06
Earnings per share — diluted	$0.30	$0.34	$0.83	$1.05
12. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$170,537	$204,362	$486,965	$631,918

Other comprehensive income (loss):
Net unrealized gains (losses) on investment securities available-for-sale	640	(983)	(481)	(983)

Adjustment for deferred income taxes on net unrealized losses (gains)	(227)	354	182	354

Reclassification adjustment for realized losses (gains) on investment securities included in net income	2,088	—	2,088	(540)

Reclassification adjustment for deferred income taxes on realized investment gains (losses)	(758)	—	(758)	200

Foreign currency translation adjustment	200	28	(257)	(45)

Total other comprehensive income (loss), net of tax	1,943	(601)	774	(1,014)

Comprehensive income	$172,480	$203,761	$487,739	$630,904

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
Transactions with TD and Affiliates
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.2% of the Company’s common stock as of June 30, 2009, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Money Market Deposit Account Agreement
The Company is party to a money market deposit account (“MMDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”) and TD, which was originally entered into on January 24, 2006 in connection with the TD Waterhouse acquisition. Under the MMDA agreement, TD Bank USA makes available to clients of the Company money market deposit accounts as designated sweep vehicles. The Company provides marketing, recordkeeping and support services for TD Bank USA with respect to the money market deposit accounts. In exchange for providing these services, TD Bank USA pays the Company a fee based on the yield earned by TD Bank USA on the client MMDA assets, less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.
Effective July 1, 2008, the Company entered into an amendment to the MMDA agreement. The amended agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The amended agreement provides that the marketing fee earned on the MMDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the MMDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The amendment provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the MMDA portfolio, subject to the approval of TD Bank USA. For the month of June 2009, the MMDA portfolio was comprised of approximately 25% component (a) investments, 58% component (b) investments and 17% component (c) investments.
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
The Company earned fee income associated with the money market deposit account agreement of $125.1 million and $424.9 million for the three months and nine months ended June 30, 2009, respectively, and $155.7 million and $467.6 million for the three months and nine months ended June 30, 2008, respectively, which is reported as money market deposit account fees on the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and an affiliate of TD are parties to a services agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs marketing support services with respect to those funds. In consideration for offering the funds and performing the marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the services agreement. The Company also performs certain services for the applicable fund and earns fees for those services. In the event compensation under the transfer agency agreement, shareholder services agreement and dealer agreement is less than the minimum compensation called for by the services agreement, the deficit is earned by the Company under the services agreement. The services agreement had an initial term of two years and was automatically renewed for an additional two-year term on January 24, 2008. The agreement is automatically renewable for successive two-year terms (so long as certain related agreements are in effect). It may be terminated by any party upon one year’s prior written notice. The Company earned fee income associated with these agreements of $19.0 million and $102.0 million for the three months and nine months ended June 30, 2009, respectively, and $51.5 million and $147.9 million for the three months and nine months ended June 30, 2008, respectively, which is included in investment product fees on the Condensed Consolidated Statements of Income.

Securities Borrowing and Lending
In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $0.5 million and $0.2 million of receivables from TDSI as of June 30, 2009 and September 30, 2008, respectively. Payable to brokers, dealers and clearing organizations includes $40.0 million and $15.0 million of payables to TDSI as of June 30, 2009 and September 30, 2008, respectively. The Company earned net interest revenue of $0.2 million for the three months ended June 30, 2009 and incurred net interest expense of $0.2 million for the nine months ended June 30, 2009 associated with securities borrowing and lending with TDSI. The Company earned net interest revenue associated with securities borrowing and lending with TDSI of $0.1 million and $0.2 million for the three months and nine months ended June 30, 2008, respectively.
Cash Management Services Agreement
Pursuant to a cash management services agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.2 million and $0.6 million for the three months and nine months ended June 30, 2009, respectively, and $0.1 million and $0.8 million for the three months and nine months ended June 30, 2008, respectively, which is included in clearing and execution costs on the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the MMDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days’ prior written notice to TD Bank USA.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an indemnification agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 47,745 and 50,940 SARs outstanding as of June 30, 2009 and September 30, 2008, respectively, with an approximate value of $1.1 million and $1.7 million, respectively. The indemnification agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Restricted Share Units and Related Swap Agreements
The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after tax withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During December 2007, most of the restricted share units vested and were settled and all the equity swap agreements expired. In May 2008, the remaining restricted share units vested and were settled. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million for the nine months ended June 30, 2008, which is reported as fair value adjustments of compensation-related derivative instruments on the Condensed Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments were not recorded in the same category of the Condensed Consolidated Statements of Income as the corresponding compensation expense, which was recorded in the employee compensation and benefits category.

Canadian Call Center Services Agreement
Pursuant to the Canadian call center services agreement, TD receives and services client calls at its London, Ontario site for clients of TDA Inc. After May 1, 2013, either party may terminate this agreement without cause and without penalty by providing 24 months’ prior written notice. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian call center services agreement of $4.0 million and $11.8 million for the three months and nine months ended June 30, 2009, respectively, and $5.2 million and $13.8 million for the three months and nine months ended June 30, 2008, respectively, which is included in professional services expense on the Condensed Consolidated Statements of Income.
Certificates of Deposit Brokerage Agreements
Effective as of September 24, 2008, TDA Inc. entered into a certificates of deposit brokerage agreement with TD Bank USA, under which TDA Inc. acts as agent for its clients in purchasing certificates of deposit from TD Bank USA. Under the agreement, TD Bank USA pays TDA Inc. a placement fee for each certificate of deposit issued in an amount agreed to by both parties. During the second quarter of fiscal 2009, TDA Inc. promoted a limited time offer to purchase a three-month TD Bank USA certificate of deposit with a premium yield to clients that made a deposit or transferred $25,000 into their TDA Inc. brokerage account during a specified time period. Under this promotion, TDA Inc. reimburses TD Bank USA for the subsidized portion of the premium yield paid to its clients. The Company incurred net costs to TD Bank USA associated with this promotional offer of $3.3 million for the nine-months ended June 30, 2009, which is included in advertising expense on the Condensed Consolidated Statements of Income.
Under a previous certificates of deposit brokerage agreement entered into on December 12, 2007 between TDA Inc. and TD Bank USA, TDA Inc. acted as an agent for its clients in purchasing certificates of deposit from TD Bank USA. Fees were calculated under the agreement in a manner consistent with the methodology of the MMDA agreement described above. The Company incurred net fee expense associated with the agreement of $0.8 million and $2.4 million for the three months and nine months ended June 30, 2008, respectively, which is included in net interest revenue on the Condensed Consolidated Statements of Income. This agreement was superseded by the September 24, 2008 certificates of deposit brokerage agreement.
Sale of thinkorswim Canada, Inc. and Trading Platform Hosting and Services Agreement
On June 11, 2009, immediately following the closing of the thinkorswim acquisition, the Company completed the sale of thinkorswim Canada, Inc. (“thinkorswim Canada”) to TD Waterhouse Canada Inc. (“TDW Canada”), a wholly-owned subsidiary of TD, for cash equal to the total tangible equity of thinkorswim Canada immediately prior to the closing of the transaction. On the closing date of the transaction, the Company received gross proceeds from the sale of approximately $1.5 million. The final sale price is subject to a cash adjustment based on the closing date balance sheet. The Company estimates the cash adjustment will result in additional sale proceeds of approximately $0.3 million, which was recorded in receivable from affiliates on the Condensed Consolidated Balance Sheets as of June 30, 2009. The Company did not recognize a gain or loss on the sale of thinkorwim Canada.
In connection with the sale of thinkorswim Canada, the Company and TDW Canada entered into a trading platform hosting and services agreement. The agreement has an initial term of five years beginning June 11, 2009, and will automatically renew for additional periods of two years, unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-current term. Because this agreement represents contingent consideration to be paid for the sale of thinkorswim Canada, the Company recorded a $10.7 million receivable for the fair value of this agreement, which is included in receivable from affiliates on the Condensed Consolidated Balance Sheets as of June 30, 2009. Under this agreement, TDW Canada will use the thinkorswim, Inc. trading platform and thinkorswim, Inc. will provide the services to support the platform. In consideration for the performance by thinkorswim, Inc. of all its obligations under this agreement, TDW Canada will pay thinkorswim, Inc., on a monthly basis, a fee based on average client trades per day and transactional revenues. Fees earned under the agreement will be recorded as a reduction of the contingent consideration receivable until the receivable is reduced to zero, and thereafter will be recorded as fee revenue.
Other Related Party Transactions
TD Options LLC, a subsidiary of TD, pays the Company the amount of exchange-sponsored payment for order flow that it receives for routing TDA Inc. client orders to the exchanges. The Company earned $1.7 million and $3.3 million of payment for order flow revenues from TD Options LLC for the three months and nine months ended June 30, 2009, respectively, and

$1.0 million and $2.7 million for the three months and nine months ended June 30, 2008, respectively, which is included in commissions and transaction fees on the Condensed Consolidated Statements of Income.
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
The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; interest rates; stock market fluctuations and changes in client trading activity; increased competition; systems failures and capacity constraints; network security risks; ability to service debt obligations; ability to achieve the benefits of the thinkorswim Group Inc. (“thinkorswim”) acquisition; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company’s annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2008. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2008, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; valuation of stock-based compensation; estimates of effective income tax rates, deferred income taxes and valuation allowances; valuation of guarantees; and investor education revenue recognition. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2008 and Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
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
Total trades — Revenue-generating client securities trades, which are executed by the Company’s broker-dealer subsidiaries on an agency basis, excluding thinkorswim, Inc.’s institutional activity. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,				Nine months ended June 30,
	2009		2008		2009		2008
		% of Net		% of Net		% of Net		% of Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$316,824	51.6%	$369,702	59.3%	$918,402	52.5%	$1,117,672	59.2%
Less:
Depreciation and amortization	(11,162)	(1.8%)	(9,841)	(1.6%)	(33,299)	(1.9%)	(26,423)	(1.4%)
Amortization of acquired intangible assets	(17,551)	(2.9%)	(15,337)	(2.5%)	(48,289)	(2.8%)	(43,809)	(2.3%)
Interest on borrowings	(8,365)	(1.4%)	(16,344)	(2.6%)	(32,246)	(1.8%)	(62,674)	(3.3%)

Pre-tax income	$279,746	45.6%	$328,180	52.6%	$804,568	46.0%	$984,766	52.2%

Our pre-tax income and EBITDA decreased for the first nine months of fiscal 2009, compared to the first nine months of fiscal 2008, primarily due to a 7% decrease in net revenues and a 4% increase in total expenses. The decrease in net revenues was driven primarily by lower asset-based revenues resulting from lower net interest margin earned on spread-based balances, partially offset by increased transaction-based revenues resulting from higher client trading volumes. Detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the nine months ended June 30, 2009, asset-based revenues and transaction-based revenues accounted for 48% and 51% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) MMDA fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client MMDA balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Avg. interest-earning assets (excluding conduit business)	$10,002	$10,324	$(322)	$8,296	$9,920	$(1,624)
Avg. MMDA balances	22,474	15,619	6,855	19,876	15,460	4,416

Avg. spread-based balances	$32,476	$25,943	$6,533	$28,172	$25,380	$2,792

Net interest revenue (excluding conduit business)	$98.2	$129.1	$(30.9)	$247.1	$409.9	$(162.8)
MMDA fee revenue	125.1	155.7	(30.6)	424.9	467.6	(42.7)

Spread-based revenue	$223.3	$284.8	$(61.5)	$672.0	$877.5	$(205.5)

Avg. annualized yield - interest-earning assets (excluding conduit business)	3.88%	4.95%	(1.07%)	3.93%	5.43%	(1.50%)

Avg. annualized yield — MMDA fees	2.20%	3.94%	(1.74%)	2.82%	3.97%	(1.15%)
Net interest margin (NIM)	2.72%	4.34%	(1.62%)	3.15%	4.54%	(1.39%)
The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Segregated cash	$1.5	$—	$1.5	$3.8	$0.2	$3.6
Client margin balances	54.7	117.3	(62.6)	169.2	415.2	(246.0)
Securities borrowing (excluding conduit business)	42.9	16.7	26.2	76.3	38.1	38.2
Other cash and interest-earning investments, net	0.4	9.4	(9.0)	3.3	26.7	(23.4)
Client credit balances	(0.7)	(4.8)	4.1	(3.0)	(21.9)	18.9
Securities lending (excluding conduit business)	(0.6)	(9.5)	8.9	(2.5)	(48.4)	45.9

Net interest revenue (excluding conduit business)	98.2	129.1	(30.9)	247.1	409.9	(162.8)

Securities borrowing - conduit business	1.5	29.4	(27.9)	10.1	148.7	(138.6)
Securities lending - conduit business	(1.1)	(26.6)	25.5	(6.3)	(139.7)	133.4

Net interest revenue	$98.6	$131.9	$(33.3)	$250.9	$418.9	$(168.0)

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Segregated cash	$4,159	$9	N/A	$2,599	$10	N/A
Client margin balances	4,340	8,200	(47%)	4,240	8,288	(49%)
Securities borrowing (excluding conduit business)	583	473	23%	381	435	(12%)
Other cash and interest-earning investments	920	1,642	(44%)	1,076	1,187	(9%)

Interest-earning assets (excluding conduit business)	10,002	10,324	(3%)	8,296	9,920	(16%)
Securities borrowing — conduit business	1,165	5,448	(79%)	1,400	5,778	(76%)

Interest-earning assets	$11,167	$15,772	(29%)	$9,696	$15,698	(38%)

Client credit balances	$6,129	$4,666	31%	$4,837	$4,214	15%
Securities lending (excluding conduit business)	1,322	3,197	(59%)	1,185	3,330	(64%)

Interest-bearing liabilities (excluding conduit business)	7,451	7,863	(5%)	6,022	7,544	(20%)
Securities lending — conduit business	1,165	5,448	(79%)	1,400	5,778	(76%)

Interest-bearing liabilities	$8,616	$13,311	(35%)	$7,422	$13,322	(44%)

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Nine months ended		Net Yield
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Segregated cash	0.14%	2.03%	(1.89%)	0.19%	3.23%	(3.04%)

Client margin balances	4.99%	5.66%	(0.67%)	5.26%	6.58%	(1.32%)
Other cash and interest-earning investments, net	0.17%	2.25%	(2.08%)	0.40%	2.94%	(2.54%)
Client credit balances	(0.05%)	(0.40%)	0.35%	(0.08%)	(0.68%)	0.60%

Net interest revenue (excluding conduit business)	3.88%	4.95%	(1.07%)	3.93%	5.43%	(1.50%)

Securities borrowing — conduit business	0.52%	2.13%	(1.61%)	0.96%	3.38%	(2.42%)
Securities lending — conduit business	(0.36%)	(1.93%)	1.57%	(0.59%)	(3.18%)	2.59%

Net interest revenue	3.49%	3.31%	0.18%	3.41%	3.51%	(0.10%)
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Fee revenue	$39.1	$77.6	$(38.5)	$156.3	$223.2	$(66.9)
Average balance	$58,976	$78,346	(25%)	$60,239	$69,216	(13%)
Average annualized yield	0.26%	0.39%	(0.13%)	0.34%	0.42%	(0.08%)
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2009	2008(1)	Change	2009	2008(1)	Change
Total trades (in millions)	24.66	18.39	34%	66.99	56.37	19%
Average commissions and transaction fees per trade (2)	$13.66	$13.53	1%	$13.28	$13.38	(1%)
Average client trades per day	391,506	287,349	36%	358,232	299,845	19%
Average client trades per account (annualized)	13.5	10.7	26%	12.6	11.4	11%
Activity rate — total accounts	5.4%	4.2%	29%	5.0%	4.5%	11%
Activity rate — funded accounts	7.6%	5.9%	29%	7.1%	6.3%	13%
Trading days	63.0	64.0	(2%)	187.0	188.0	(1%)

(1)	Trading activity metrics for the three and nine months ended June 30, 2008 have been revised to exclude non-revenue generating mutual fund trades.

(2)	Average commissions and transaction fees per trade excludes thinkorswim active trader business.

Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change

Total accounts (beginning of period)	7,195,000	6,731,000	7%	6,895,000	6,380,000	8%
New accounts opened	176,000	148,000	19%	586,000	511,000	15%
Accounts purchased	197,000	—	N/A	197,000	102,000	93%
Accounts closed	(77,000)	(69,000)	12%	(187,000)	(183,000)	2%

Total accounts (end of period)	7,491,000	6,810,000	10%	7,491,000	6,810,000	10%

Percentage change during period	4%	1%		9%	7%

Funded accounts (beginning of period)	5,105,000	4,814,000	6%	4,918,000	4,597,000	7%
Funded accounts (end of period)	5,291,000	4,868,000	9%	5,291,000	4,868,000	9%
Percentage change during period	4%	1%		8%	6%

Client assets (beginning of period, in billions)	$224.9	$306.1	(27%)	$278.0	$302.7	(8%)
Client assets (end of period, in billions)	$265.0	$309.2	(14%)	$265.0	$309.2	(14%)
Percentage change during period	18%	1%		(5%)	2%

Net new assets (in billions)	$6.9	$4.0	73%	$21.2	$20.0	6%
In connection with our purchase of Fiserv Trust Company on February 4, 2008, we acquired approximately 102,000 total accounts, approximately 81,000 funded accounts and approximately $25 billion in client assets. In connection with our purchase of thinkorswim on June 11, 2009, we acquired approximately 197,000 total accounts, approximately 113,000 funded accounts and approximately $4 billion in client assets.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$338.5	$248.9	36%	$891.0	$754.0	18%

Asset-based revenues:
Interest revenue	101.2	174.9	(42%)	264.0	636.0	(58%)
Brokerage interest expense	(2.6)	(43.0)	(94%)	(13.1)	(217.1)	(94%)

Net interest revenue	98.6	131.9	(25%)	250.9	418.9	(40%)

Money market deposit account fees	125.1	155.7	(20%)	424.9	467.6	(9%)
Investment product fees	39.1	77.6	(50%)	156.3	223.2	(30%)

Total asset-based revenues	262.8	365.2	(28%)	832.1	1,109.8	(25%)

Other revenues	12.5	9.6	31%	26.9	24.3	11%

Net revenues	613.8	623.6	(2%)	1,750.0	1,888.1	(7%)

Expenses:
Employee compensation and benefits	128.2	129.0	(1%)	366.4	367.2	(0%)
Fair value adjustments of compensation- related derivative instruments	—	—	N/A	—	0.8	(100%)
Clearing and execution costs	16.1	11.1	45%	46.8	32.5	44%
Communications	20.8	17.9	16%	57.4	52.9	9%
Occupancy and equipment costs	30.0	24.0	25%	89.6	74.3	21%
Depreciation and amortization	11.2	9.8	13%	33.3	26.4	26%
Amortization of acquired intangible assets	17.6	15.3	14%	48.3	43.8	10%
Professional services	45.9	29.0	59%	95.3	76.8	24%
Interest on borrowings	8.4	16.3	(49%)	32.2	62.7	(49%)
Other	14.5	6.4	126%	34.8	37.5	(7%)
Advertising	39.4	36.7	7%	139.2	129.5	7%

Total expenses	332.0	295.7	12%	943.4	904.3	4%

Income before other income (expense) and income taxes	281.7	327.9	(14%)	806.6	983.8	(18%)
Other income (expense):
Gain (loss) on sale of investments	(2.0)	0.3	N/A	(2.0)	0.9	N/A

Pre-tax income	279.7	328.2	(15%)	804.6	984.8	(18%)
Provision for income taxes	109.2	123.8	(12%)	317.6	352.8	(10%)

Net income	$170.5	$204.4	(17%)	$487.0	$631.9	(23%)

Other information:
Number of interest days in period	91	91	0%	273	274	(0%)
Effective income tax rate	39.0%	37.7%		39.5%	35.8%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.
Three-Month Periods Ended June 30, 2009 and 2008
Net Revenues
Commissions and transaction fees increased 36% to $338.5 million, primarily due to higher average client trades per day. Average client trades per day increased 36% to 391,506 for the third quarter of fiscal 2009 compared to 287,349 for the third quarter of fiscal 2008. Average client trades per account (annualized) were 13.5 for the third quarter of fiscal 2009 compared to 10.7 for the third quarter of fiscal 2008. Average commissions and transaction fees per trade increased slightly to $13.66 per trade for the third quarter of fiscal 2009 from $13.53 for the third quarter of fiscal 2008, primarily due to higher payment for order flow revenue per trade. This increase was partially offset by slightly lower percentages of option and mutual fund trades, and an increase in promotional trades related to our new account growth during the third quarter of fiscal 2009.
Net interest revenue decreased 25% to $98.6 million, due primarily to a 47% decrease in average client margin balances, a decrease of 67 basis points in the average yield earned on client margin balances, a 44% decrease in average other cash and interest-earning investment balances and a decrease of 208 basis points in the average yield earned on other cash and interest-earning investments for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. These decreases were partially offset by a $32.7 million increase in net interest revenue from our securities borrowing/lending program and a decrease of 35 basis points in the average interest rate paid on client credit balances in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.
MMDA fees decreased 20% to $125.1 million, due primarily to a decrease of 174 basis points in the average yield earned on the client MMDA assets during the third quarter of fiscal 2009, of which 23 basis points ($13.3 million) resulted from a FDIC special regulatory assessment. This decrease was partially offset by a 44% increase in average MMDA balances during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.
Investment product fees decreased 50% to $39.1 million, primarily due to a 25% decrease in average fee-based investment balances and a decrease of 13 basis points in the average yield earned in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The decrease in the average yield earned in the third quarter of fiscal 2009 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative.
By January 2010, we expect to migrate approximately $10 to $14 billion of client cash held in client credit balances or swept to money market mutual funds into the MMDA offering. During the third quarter of fiscal 2009, we began this migration and moved approximately $2.9 billion of client cash into the MMDA offering. This migration is expected to result in an increase in MMDA fee revenues and a decrease in investment product fee revenues, but is not expected to have a material impact on overall net revenues during fiscal 2009. We expect this migration to position the Company to earn higher net revenues if interest rates begin to rise.
Other revenues increased 31% to $12.5 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition in June 2009.
Expenses
Employee compensation and benefits expense decreased slightly to $128.2 million, due primarily to lower incentive-based compensation related to Company and individual performance in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, mostly offset by the addition of thinkorswim compensation costs during June 2009. The average number of full-time equivalent employees increased to 4,709 for the third quarter of fiscal 2009 compared to 4,571 for the third quarter of fiscal 2008.
Clearing and execution costs increased 45% to $16.1 million, due primarily to higher client trading volumes and less favorable annual rebates from clearing organizations during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, and outsourced clearing costs related to thinkorswim beginning in June 2009.
Communications expense increased 16% to $20.8 million, due primarily to increased costs for quotes and market information related to the higher client trading volume during the third quarter of fiscal 2009.
Occupancy and equipment costs increased 25% to $30.0 million due to higher costs for technology infrastructure and facilities resulting from our fiscal 2008 growth initiatives.
Depreciation and amortization increased 13% to $11.2 million, due primarily to increased depreciation on technology infrastructure upgrades and leasehold improvements resulting from our fiscal 2008 growth initiatives and due to depreciation of assets recorded in the thinkorswim acquisition.
Amortization of acquired intangible assets increased 14% to $17.6 million, due to amortization of intangible assets recorded in the thinkorswim acquisition.
Professional services increased 59% to $45.9 million, primarily due to a $13 million acquisition earn-out payment, a $5 million write-off of software development costs and due to the addition of thinkorswim professional services costs in the third quarter of fiscal 2009. These increases were partially offset by fees incurred during the third quarter of fiscal 2008 under the transition services agreements related to the February 2008 acquisition of Fiserv Trust Company.
Interest on borrowings decreased 49% to $8.4 million, due primarily to lower average interest rates incurred on our debt during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The average interest rate incurred on our debt was 1.93% for the third quarter of fiscal 2009, compared to 4.19% for the third quarter of fiscal 2008.
Other expenses increased 126% to $14.5 million primarily due to favorable litigation settlements and lower bad debt and other client-related trading losses in the third quarter of fiscal 2008 and due to increased regulatory fees in the third quarter of fiscal 2009.
Advertising expense increased 7% to $39.4 million primarily due to the acquisition of thinkorswim. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Our effective income tax rate was 39.0% for the third quarter of fiscal 2009, compared to 37.7% for the third quarter of fiscal 2008. The increase was primarily due to unfavorable income tax adjustments of approximately $1.7 million during the third quarter of fiscal 2009 resulting from recent state income tax law changes. We expect our effective income tax rate to be approximately 39% for the remainder of fiscal 2009. However, we expect that accounting under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), will result in increased volatility in our quarterly and annual effective income tax rate because FIN No. 48 requires that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
Nine-Month Periods Ended June 30, 2009 and 2008
Net Revenues
Commissions and transaction fees increased 18% to $891.0 million, primarily due to higher average client trades per day, partially offset by slightly lower commissions and transaction fees per trade. Average client trades per day increased 19% to 358,232 for the first nine months of fiscal 2009 compared to 299,845 for the first nine months of fiscal 2008. Average client trades per account (annualized) were 12.6 for the first nine months of fiscal 2009 compared to 11.4 for the first nine months of fiscal 2008. Average commissions and transaction fees per trade decreased 1% to $13.28 per trade for the first nine months of fiscal 2009 from $13.38 for the first nine months of fiscal 2008, primarily due to a lower percentage of option trades and an increase in promotional trades related to our new account growth during the first nine months of fiscal 2009, partially offset by higher payment for order flow revenue per trade during the first nine months of fiscal 2009.
Net interest revenue decreased 40% to $250.9 million, due primarily to a 49% decrease in average client margin balances, a decrease of 132 basis points in the average yield earned on client margin balances and a decrease of 254 basis points in the average yield earned on other cash and interest-earning investments for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. These decreases were partially offset by a $78.9 million increase in net interest revenue from our securities borrowing/lending program and a decrease of 60 basis points in the average interest rate paid on client credit balances in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
MMDA fees decreased 9% to $424.9 million, due primarily to a decrease of 115 basis points in the average yield earned on the client MMDA assets during the first nine months of fiscal 2009, of which 9 basis points ($13.3 million) resulted from a FDIC special regulatory assessment. This decrease was partially offset by a 29% increase in average MMDA balances during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
Investment product fees decreased 30% to $156.3 million, primarily due to a decrease of 8 basis points in the average yield earned and a 13% decrease in average fee-based investment balances for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
Other revenues increased 11% to $26.9 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition in June 2009.
Expenses
Employee compensation and benefits expense decreased slightly to $366.4 million, due primarily to lower incentive-based compensation related to actual Company and individual performance compared to the first nine months of fiscal 2008. This decrease was mostly offset by an increase in average headcount resulting from our fiscal 2008 growth initiatives and an increase of approximately $2.9 million in severance costs related to staff reductions during the first nine months of fiscal 2009. The average number of full-time equivalent employees was 4,657 for the first nine months of fiscal 2009 compared to 4,309 in the first nine months of 2008. Our full-time equivalent employee headcount has further increased to 5,209 as of June 30, 2009 primarily due to the thinkorswim acquisition.
Clearing and execution costs increased 44% to $46.8 million, due primarily to higher client trading volumes and less favorable annual rebates from clearing organizations during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
Communications expense increased 9% to $57.4 million, due primarily to increased costs for quotes and market information related to the higher client trading volume during the first nine months of fiscal 2009.
Occupancy and equipment costs increased 21% to $89.6 million due to higher costs for technology infrastructure and facilities resulting from our fiscal 2008 growth initiatives.
Depreciation and amortization increased 26% to $33.3 million, due primarily to increased depreciation on technology infrastructure upgrades and leasehold improvements resulting from our fiscal 2008 growth initiatives.
Amortization of acquired intangible assets increased 10% to $48.3 million, primarily due to amortization of the intangible assets recorded in the acquisitions of Fiserv Trust Company in February 2008 and thinkorswim in June 2009.
Professional services increased 24% to $95.3 million, primarily due to a $13 million acquisition earn-out payment, a $5 million write-off of software development costs, higher usage of consulting and contract services in connection with new product development and technology infrastructure upgrades related to our growth initiatives and due to the addition of thinkorswim professional services costs during the first nine months of fiscal 2009. These increases were partially offset by fees incurred during the second and third quarters of fiscal 2008 under the transition services agreements related to the acquisition of Fiserv Trust Company.
Interest on borrowings decreased 49% to $32.2 million, due primarily to lower average interest rates incurred on our debt during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The average interest rate incurred on our debt was 2.65% for the first nine months of fiscal 2009, compared to 5.33% for the first nine months of fiscal 2008.
Other expenses decreased 7% to $34.8 million primarily due to lower bad debt and other client-related trading losses in the first nine months of fiscal 2009 compared to the first nine months quarter of fiscal 2008. This decrease was partially offset by the effect of favorable litigation settlements during the first nine months of fiscal 2008.
Advertising expense increased 7% to $139.2 million during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, primarily due to increased spending in response to competitive market share opportunities.
Our effective income tax rate was 39.5% for the first nine months of fiscal 2009 compared to 35.8% for the first nine months of fiscal 2008. The effective income tax rate for the first nine months of fiscal 2009 was higher than normal due to unfavorable income tax adjustments of approximately $8.9 million resulting from recent state income tax law changes and capital loss limitations on our Reserve Primary Fund holdings. These items unfavorably impacted our earnings for the first nine months of fiscal 2009 by approximately $0.02 per share. The effective income tax rate for the first nine months of fiscal 2008 was unusually low due primarily to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for 2007 and future years. These items favorably impacted our earnings for the first nine months of fiscal 2008 by approximately $0.03 per share.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2009 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2009 primarily from our earnings, cash and short-term investments on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.

As of September 30, 2008, we had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. During September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the Securities and Exchange Commission (“SEC”). In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. From October 31, 2008 through June 30, 2009, we have received $534.5 million of cash as The Reserve redeemed approximately 90% of the shares of the fund. We cannot predict when The Reserve will redeem the remaining shares of the fund.
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
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is a non-GAAP financial measure. We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of 120% of the minimum dollar net capital requirement or in excess of 8 1/3% of aggregate indebtedness and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in liquid assets, rather than simply including broker-dealer and trust cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

		June 30,	September 30,
		2009	2008	Change
Cash and cash equivalents		$1,119,824	$674,135	$445,689
Less:	Broker-dealer cash and cash equivalents	(858,350)	(418,626)	(439,724)
	Trust company cash and cash equivalents	(65,805)	(61,430)	(4,375)
	Investment advisory cash and cash equivalents	(15,989)	(9,447)	(6,542)

	Corporate cash and cash equivalents	179,680	184,632	(4,952)

Plus:	Corporate short-term investments	49,496	14,491	35,005
	Excess trust Tier 1 capital	6,213	102,427	(96,214)
	Excess broker-dealer regulatory net capital	818,695	486,625	332,070

Liquid assets		$1,054,084	$788,175	$265,909

The increase in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2008		$788,175

Plus:	Pre-tax income	804,568
	Cash provided by stock option exercises	27,074
	Corporate cash and cash equivalents acquired in business combinations	16,525
	Proceeds from the sale of other investments available-for-sale	2,868
	Reduction in net capital requirements due to decrease in aggregate debits	107,855
	Excess broker-dealer net capital acquired in business combinations	42,675
	Other changes in working capital and regulatory net capital	409,559

Less:	Income taxes paid	(262,863)
	Purchase of property and equipment	(45,799)
	Purchase of treasury stock	(465,452)
	Principal payments on long-term debt and capital lease obligations	(104,388)
	Cash paid in business combinations	(266,713)

Liquid assets as of June 30, 2009		$1,054,084

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
Contractual Obligations
The following items constitute material changes in our contractual obligations outside the ordinary course of business since September 30, 2008:
On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of auction rate securities (“ARS”). Under these settlement agreements, TDA Inc. will extend a tender offer to purchase, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to January 24, 2006. This offer will not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. TDA Inc. will complete the program in two phases, based on the amount of assets a client holds at TDA Inc. and will use best efforts to complete all repurchases by March 31, 2010, but no later than June 30, 2010. In addition, TDA Inc. will make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. will reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. TDA Inc. estimates that ARS with a total par value of approximately $400 million to $500 may be outstanding and eligible for the tender offer. The potential amount of future payments that may be required to be made for loss reimbursements, excess borrowing costs and consequential damage claims is currently unknown.
On February 4, 2008, we completed the acquisition of Fiserv Trust Company, an investment support services business and wholly-owned subsidiary of Fiserv, Inc. (“Fiserv”). Pursuant to the stock purchase agreement, an earn-out payment of up to $100 million in cash was payable following the first anniversary of the acquisition based on the achievement of revenue targets. In May 2009, based on revenues through the February 4, 2009 anniversary date, we paid approximately $41.3 million for the earn-out obligation.
Our income taxes payable increased from approximately $243.0 million as of September 30, 2008 to approximately $368.7 million as of June 30, 2009. Income taxes payable as of June 30, 2009 primarily consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “Auction Rate Securities Matters” and “Guarantees” under Note 9 – COMMITMENTS AND CONTINGENCIES and “Money Market Deposit Account Agreement” under Note 13 – RELATED PARTY TRANSACTIONS. The MMDA agreement accounts for a significant percentage of our revenues (24% of our net revenues for the nine months ended June 30, 2009) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
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
The Financial Accounting Standards Board (“FASB”) issued the following standards, which are effective for interim and/or annual periods ending after June 15, 2009 and shall be applied prospectively. We adopted these standards effective April 1, 2009. The adoption of these standards did not have a material impact on our financial position, results of operations or cash flows.
FSP No. 157-4 — FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.
FSP No. 107-1 and Accounting Principles Board Opinions (“APB”) 28-1 — FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods ending after initial adoption.
SFAS No. 165 — SFAS No. 165, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

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
SFAS No. 168 — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and The Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The issuance of this statement and the Codification will not change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, SFAS No. 168 will be effective for our fiscal year ending September 30, 2009. Adoption of SFAS No. 168 is not expected to have a material impact on our consolidated financial statements.

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
Interest Rate Risk
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our MMDA sweep arrangement with TD Bank USA and on money market mutual funds, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.
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
In addition to the analysis above related to the actual decreases in short-term interest rates, we have performed a simulation of a hypothetical increase in interest rates. This simulation assumes that the asset and liability structure of the Condensed Consolidated Balance Sheet and the MMDA arrangement would not be changed as a result of a simulated change in interest rates. The result of the simulation based on our financial position as of June 30, 2009 indicates that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $110 million higher pre-tax income.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.

Item 4.	— Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
As a result of the acquisition of thinkorswim on June 11, 2009, the Company has implemented internal controls over financial reporting to include consolidation of thinkorswim, as well as acquisition-related accounting and disclosures. The acquisition of thinkorswim represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of September 30, 2008. thinkorswim utilizes separate information and accounting systems and processes.
The Company intends to extend its Sarbanes-Oxley 404 compliance program to include thinkorswim. The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the thinkorswim acquisition and anticipates that it will complete an evaluation and review of the thinkorswim internal control over financial reporting as of September 30, 2009, the date of management’s next assessment of the Company’s internal control over financial reporting.
There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1.	— Legal Proceedings
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant has conducted four investigations since August 2007 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. On May 1, 2009, the Court granted preliminary approval of the proposed settlement, which had been revised, and set a hearing on final approval for September 10, 2009. Some class members have filed objections and opt-outs. The settlement is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
Auction Rate Securities Matters – Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints have been filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The cases, which are pending in the U.S. District Court for the Southern District of New York, have been consolidated under the caption In re Humphrys v. TD Ameritrade Holding Corp. An amended complaint was filed in February 2009. The amended complaint seeks an unspecified amount of compensatory damages, equitable relief, interest and attorneys’ fees. In April 2009, the Company filed a motion to dismiss the amended complaint. The Court has not yet ruled on the motion.
The SEC and other regulatory authorities conducted investigations regarding the sale of ARS. On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of ARS. Under these settlement agreements, TDA Inc. will extend a tender offer to purchase, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to January 24, 2006. This offer will not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. TDA Inc. will complete the program in two phases, based on the amount of assets a client holds at TDA Inc. and will use best efforts to complete all repurchases by March 31, 2010, but no later than June 30, 2010. In addition, TDA Inc. will make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. will reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. No fines were imposed by the regulators under the settlement agreements.
TDA Inc. estimates that ARS with a total par value of approximately $400 million to $500 million may be outstanding and eligible for the tender offer. The Company is accounting for the ARS settlement as a market value guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company expects to record a charge to earnings of approximately $0.05 to $0.10 per share for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but sought to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which The Reserve announced are being liquidated. From October 31, 2008 through August 7, 2009, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.90 per share, $0.79 per share and $0.85 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November 2008 a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. The complaint names as defendants a number of entities and individuals related to The Reserve. The Company is also named as a defendant. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectus and in other statements regarding the fund. The complaint seeks an unspecified amount of compensatory damages, interest and attorneys’ fees.
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

Item 2.	— Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
April 1, 2009 – April 30, 2009	1,124	$14.74	—

May 1, 2009 – May 31, 2009	1,897	$16.53	—

June 1, 2009 – June 30, 2009	—	—	—

Total — Three months ended June 30, 2009	3,021	$15.86	—	N/A

All of the shares purchased during the quarter ended June 30, 2009, were repurchased from employees for income tax withholding in connection with restricted stock unit distributions. There were no stock repurchase programs in effect and no programs expired during the third quarter of fiscal 2009.
J. Joe Ricketts, Director and Founder of the Company, purchased shares of Company common stock upon the exercise of stock options during the third quarter of fiscal 2009. The following table summarizes the shares purchased by Mr. Ricketts upon exercise of stock options:

AFFILIATE PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
April 1, 2009 – April 30, 2009	925,000	$10.30	—

May 1, 2009 – May 31, 2009	1,517,385	$5.39	—

June 1, 2009 – June 30, 2009	—	—	—

Total — Three months ended June 30, 2009	2,442,385	$7.25	—	N/A

Item 6.	— Exhibits
3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

10.1	TD AMERITRADE, Inc. Offer of Settlement before the Securities and Exchange Commission, effective July 20, 2009

10.2	Assurance of Discontinuance Pursuant to Executive Law Section 63(15) between TD AMERITRADE, Inc. and the Attorney General of the State of New York Investor Protection Bureau, effective July 20, 2009

10.3	TD AMERITRADE, Inc. Offer of Settlement before the Pennsylvania Securities Commission, effective July 20, 2009

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2009

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)