Form 10-K
period 2009-09-30
TD AMERITRADE HOLDING CORP
filed 2009-11-13
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.2 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 31, 2009, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 9, 2009 was 587,563,413 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD AMERITRADE HOLDING CORPORATION

Unless otherwise indicated, references to “we,” “us,” “Company,” or “TD AMERITRADE” mean TD AMERITRADE Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended September 30 (for fiscal years 2009, 2008 and 2007) or the last Friday of September (for fiscal years prior to 2007). References to the “parent company” mean TD AMERITRADE Holding Corporation.

PART I

Item 1.	Business

Form of Organization

The Company was established in 1971 as a local investment banking firm and began operations as a retail discount securities brokerage firm in 1975. The Company is a Delaware corporation.

Operations

We are a leading provider of securities brokerage services and technology-based financial services to retail investors and business partners. We provide our services predominantly through the Internet, a national branch network and relationships with independent registered investment advisors (“RIAs”). We believe that our services appeal to a broad market of independent, value-conscious retail investors, traders, financial planners and institutions. We use our efficient platform to offer brokerage services to retail investors and institutions under a simple, low-cost commission structure.

We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access to market destinations; and commitment on the speed of order execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, average daily trading volume and total assets in client accounts. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost-efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the TD AMERITRADE brand.

Strategy

We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of total assets in client accounts by providing superior offerings to long-term investors, RIAs and active traders. We strive to enhance the client experience by providing sophisticated asset management products and services, enhanced technological capabilities that enable self-directed investors to trade and invest in new asset classes and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•	Focus on retail brokerage services. We continue to focus on attracting active traders, long-term investors and RIAs to our retail brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services.

•	Provide a comprehensive long-term investor solution. We continue to expand our suite of diversified investment products and services to best serve investors’ needs. We help clients make investment decisions by providing simple-to-use investment tools, guidance, education and objective third-party research.

•	Maintain industry leadership and market share with active traders. We help active traders make better-informed investment decisions by offering fast access to markets, insight into market trends and innovative tools such as strategy back-testing and comprehensive options research and trading capabilities.

•	Continue to be a leader in the RIA industry. We provide RIAs with comprehensive brokerage and custody services supported by our robust integrated technology platform, customized personal service and practice management solutions.

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very robust online experience for long-term investors and active traders. Our low-cost, scalable platform provides speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to add a significant number of transactions while incurring minimal additional fixed costs.

•	Continue to be a low-cost provider of quality services. We intend to continue to lower our operating costs per trade by creating economies of scale, utilizing our single-platform proprietary system, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial flexibility.

•	Continue to differentiate our offerings through innovative technologies and service enhancements. We have been an innovator in our industry over our 30-year history. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by tailoring our features and functionality to meet their specific needs.

•	Leverage the TD AMERITRADE brand. We believe that we have a superior brand identity and that our advertising has established TD AMERITRADE as a leading brand in the retail brokerage market.

•	Continue to aggressively pursue growth through acquisitions. When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities.

On June 11, 2009, we acquired thinkorswim Group Inc. (“thinkorswim”). The acquisition enhanced our industry leadership position in client trades per day and will provide our clients with access to thinkorswim’s advanced trading technology, tools and services, as well as a leading investor education program. This acquisition is discussed in further detail in Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: Note 2 — Business Combinations.

On February 4, 2008, we purchased a portion of Fiserv, Inc.’s (“Fiserv”) investment support services business by acquiring all of the outstanding capital stock of Fiserv Trust Company, a wholly-owned subsidiary of Fiserv. The acquisition added approximately $25 billion in client assets to TD AMERITRADE, including $15 billion held in more than 75,000 accounts managed by approximately 500 independent RIAs and $10 billion held in more than 2,000 plans administered by 80 independent third party administrators (“TPAs”). This acquisition is discussed in further detail in Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: Note 2 — Business Combinations.

On January 24, 2006, we acquired the U.S. brokerage business of TD Waterhouse Group, Inc. (“TD Waterhouse”) from The Toronto-Dominion Bank (“TD”). The transaction combined highly complementary franchises to create a retail broker that we believe has the scale, breadth and financial strength to be a leading player in the increasingly competitive and consolidating investor services industry. The acquisition of TD Waterhouse provided us with a national network of over 100 branches, as well as relationships with one of the largest groups of independent RIAs. It also enabled us to provide our clients with a Federal Deposit Insurance Corporation (“FDIC”)-insured deposit account sweep alternative for their cash through an arrangement with TD Bank USA, N.A. (“TD Bank USA”).

Client Offerings

We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:

•	TD AMERITRADE® is our core offering for self-directed retail investors. We offer sophisticated tools and services, including TD AMERITRADE Command Center 2.0, SnapTicket,tm Trade Triggers,tm QuoteScope,tm Advanced Analyzer,tm Market Motion Detector, Pattern Matcher,tm StrategyDesktm and WealthRuler.tm We offer Ameritrade Apextm for clients who place an average of five trades per month over a three-month period or maintain a total account value of at least $100,000. Apex clients receive free access to services that are normally available on a paid subscription basis, as well as access to exclusive services and content.

•	TD AMERITRADE Institutional is a leading provider of comprehensive brokerage and custody services to more than 4,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to run their practices more effectively and efficiently while optimizing time with clients. Additionally, TD AMERITRADE Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses.

•	thinkorswim, Inc. (“TOS Inc.”) provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim platforms have easy-to-use interfaces, sophisticated analytical and research tools, and fast and efficient order execution for complex trading strategies. thinkorswim clients trade a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange, mutual funds and fixed income.

•	thinkorswim from TD AMERITRADE is a feature-rich platform that delivers several innovative trading tools and investment analytics. Currently the platform is available to a limited number of our TD AMERITRADE brokerage clients. We intend to offer this platform to additional TD AMERITRADE clients as we increase functionality by adding futures and foreign exchange trading and the ability to enter three- and four-leg complex options orders.

•	thinkorswim’s Investools Inc. subsidiary (“Investools”) offers a comprehensive suite of investor education products and services for stock, option, foreign exchange, futures, mutual fund and fixed-income investors. As we progress with the integration of thinkorswim, we plan to expand access to these educational products and services to our TD AMERITRADE brokerage clients. Investools’ educational products and services are primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are generally combined with web-based tools, personalized instruction techniques and ongoing service and support and are offered in a variety of learning formats. Designed for the advanced student, continuing education programs offer students comprehensive access to a multitude of products and services priced either individually or on a bundled basis. Typically included in the continuing education bundles are additional curriculum, online courses, live workshops and coaching services.

•	Amerivesttm is an online advisory service that develops portfolios of exchange-traded funds (“ETFs”) to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on our proprietary automated five-step process centered on an investor’s goals and risk tolerance.

•	TD AMERITRADE Corporate Services provides self-directed brokerage services to employees and executives of corporations, either directly in partnership with the employer or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants.

Products and Services

We strive to provide the best value of retail brokerage services to our clients. The products and services available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Exchange-Traded Funds. ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except they trade the same way that a stock trades, on a stock exchange. We have launched an online resource dedicated to ETFs that offers tools, education and information for active and long-term investors seeking alternatives for pursuing their investment strategies.

•	Option trades. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our trading platform.

•	Futures and foreign exchange trades. Through our TOS Inc. broker-dealer subsidiary, we offer futures and foreign exchange trades on the thinkorswim trading platform. Within the next 18 months, we plan to phase in functionality for futures and foreign exchange trading for our TD AMERITRADE brokerage clients.

•	Mutual funds. Clients can compare and select from a portfolio of over 13,000 mutual funds from leading fund families, including a broad range of no-transaction-fee (“NTF”) funds. Clients can also easily exchange funds within the same mutual fund family.

•	Fixed income. We offer our clients access to a variety of Treasury, corporate, government agency and municipal bonds, as well as mortgage-backed securities and certificates of deposit.

•	Margin lending. We extend credit to clients that maintain margin accounts.

•	Cash management services. Through third-party banking relationships, we offer FDIC-insured deposit accounts and money market mutual funds to our clients as cash sweep alternatives. We also offer checking and ATM services through these relationships.

We earn commissions and transaction fees on client trades in common and preferred stock, ETFs, options, futures, foreign exchange, mutual funds and fixed income securities. Margin lending and the related securities lending business generate net interest revenue. Cash management services and fee-based mutual funds generate insured deposit account fees and investment product fee revenues. The following table presents the percentage of net revenues contributed by each class of similar services during the last three fiscal years:

	Percentage of Net Revenues
	Fiscal Year Ended September 30,
Class of Service	2009	2008	2007

Commissions and transaction fees	52.0%	40.1%	37.4%
Net interest revenue	14.4%	21.7%	25.6%
Insured deposit account fees	23.6%	24.8%	24.6%
Investment product fees	7.7%	12.2%	10.7%
Other revenues	2.3%	1.2%	1.7%

Net revenues	100.0%	100.0%	100.0%

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

We endeavor to optimize our highly-rated client service by:

•	Ensuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, a majority of whom hold the Series 7 license;

•	Tailoring client service to the particular expectations of the clients of each of our client segments and

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients’ securities trading and related activities.

We provide access to client service and support through the following means:

•	Web sites. Our Web sites provide basic information on how to use our services, as well as an in-depth education center that includes a guide to online investing and an encyclopedia of finance. “Ted”, our Virtual Investment Consultant, is a Web tool that allows retail clients to interact with a virtual representative to ask questions regarding our products, tools and services.

•	Branches. We offer a nationwide network of over 100 retail branches, located primarily in large metropolitan areas.

•	E-mail. Clients are encouraged to use e-mail to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail; however, we strive to respond within four hours after receiving the original message.

•	Telephone. For clients who choose to call or whose inquiries necessitate calling one of our client service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering and directing of calls to the proper department. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client’s account data when the call is received. Client service representatives are available 24 hours a day, seven days a week (excluding market holidays).

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

We continue to make investments in technology and information systems. We have spent a significant amount of resources to increase capacity and improve speed and reliability. To provide for system continuity during potential power outages, we have equipped our data centers with uninterruptible power supply units and back-up generators.

Our TD AMERITRADE trading platform currently has the capacity to process approximately 800,000 trades per day and approximately 33,000 client login connections per second. The greatest number of trades our clients have made in a single day is 648,000.

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

Advertising for retail clients is generally conducted through Web sites, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications and use direct mail advertising. Advertising for institutional clients is significantly less than for retail clients and is generally conducted through highly-targeted media. We also utilize third-party partners to market our investor education offerings at live events.

To monitor the success of our various marketing efforts, we use a data gathering and tracking system. This system enables us to determine the type of advertising that best appeals to our target market so that we can invest in these programs in the future. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. We intend to utilize this system to strengthen our client relationships and support marketing campaigns to attract new clients. Our methods and uses of client information are disclosed in our privacy statement.

All of our brokerage-related communications with the public are regulated by the Financial Industry Regulatory Authority (“FINRA”).

Clearing Operations

Our subsidiary, TD AMERITRADE Clearing, Inc. (“TDA Clearing”), provides clearing and execution services to our primary introducing broker-dealer subsidiary, TD AMERITRADE, Inc. (“TDA Inc.”). Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. Our clearing broker-dealer subsidiary provides the following back office functions:

•	Maintaining client accounts;

•	Extending credit in a margin account to the client;

•	Engaging in securities lending and borrowing transactions;

•	Settling securities transactions with clearinghouses such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation;

•	Settling commissions and transaction fees;

•	Preparing client trade confirmations and statements;

•	Performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;

•	Possession, control and safeguarding funds and securities in client accounts;

•	Processing cash sweep transactions to and from insured deposit accounts and money market mutual funds;

•	Transmitting tax accounting information to the client and to the applicable tax authority and

•	Forwarding prospectuses, proxy materials and other shareholder information to clients.

Competition

We believe that the principal determinants of success in the retail brokerage market are brand recognition, size of client base and client assets, ability to attract new clients and client assets, client trading activity, efficiency of operations, technology infrastructure and access to financial resources. We also believe that the principal factors considered by clients in choosing a brokerage firm are reputation, client service quality, price, convenient locations, product offerings, quality of trade execution, platform capabilities, innovation and overall value. Based on our experience, focus group research and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories.

The market for brokerage services, particularly electronic brokerage services, continues to evolve and is intensely competitive. We have seen intense competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include E*TRADE Financial Corporation, Charles Schwab & Co., Inc., Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms such as Merrill Lynch and Morgan Stanley Smith Barney, as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Regulation

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission (“SEC”) and to be members of FINRA. In addition, our introducing broker-dealer subsidiaries are registered with the Commodity Futures Trading Commission (“CFTC”) and are members of and the corresponding services functions are regulated by the National Futures Association (“NFA”). Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers. These regulations establish, among other things, minimum net capital requirements for our broker-dealer subsidiaries. For our clearing broker-dealer subsidiary (TDA Clearing), this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on “aggregate debits,” which primarily are a function of client margin balances. TDA Clearing is required to maintain minimum net capital of 2% of aggregate debits. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. We have two introducing broker-dealer subsidiaries, TDA Inc. and TOS Inc. TDA Inc. is required to maintain a minimum dollar amount of net capital, which was $500,000 as of September 30, 2009. TOS Inc. is required to maintain minimum net capital of 6 2/3% of aggregate indebtedness.

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

Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve System and FINRA. In general, these regulations provide that, in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower or liquidate security positions.

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

Intellectual Property Rights

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on copyright, trade secret, trademark, domain name, patent and contract laws to protect our intellectual property and have utilized the various methods available to us, including filing applications for patents and trademark registrations with the United States Patent and Trademark Office and entering into written licenses and other technology agreements with third parties. Our patented and patent pending technologies include stock indexing and investor education technologies, as well as innovative trading and analysis tools. Our trademarks include both our primary brand TD AMERITRADE as well as brands for other products and services. A substantial portion of our intellectual property is protected by trade secrets. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection and general protections afforded to confidential information. In addition, it is our policy to enter into confidentiality and intellectual property ownership agreements with our employees and confidentiality and noncompetition agreements with our independent contractors and business partners and to control access to and distribution of our intellectual property.

Employees

As of September 30, 2009, we had 5,196 full-time equivalent employees. This number has increased from 4,660 full-time equivalent employees as of the end of fiscal 2008, due primarily to the thinkorswim acquisition. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

We primarily operate in the securities brokerage industry and have no other reportable segments. Our revenues from external clients for the fiscal years ended September 30, 2009, 2008 and 2007 were derived from our operations in the United States.

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

Risk Factors Relating to Our Business Operations

Economic conditions and other securities industry risks could adversely affect our business.

Substantially all of our revenues are derived from our securities brokerage business. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Events in global financial markets over the past year, including failures and government bailouts of large financial services companies, resulted in substantial market volatility and increased client trading volume. However, any sustained downturn in general economic conditions or U.S. equity markets could result in reduced client trading volume and net revenues. For example, events such as the terrorist attacks in the United States on September 11, 2001 and the invasion of Iraq in 2003 resulted in periods of substantial market volatility and reductions in trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and have a material adverse effect on our profitability.

We have exposure to interest rate risk.

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account sweep arrangement with TD Bank USA, which are subject to interest rate risk. During fiscal 2009, the Federal Open Market Committee reduced the federal funds rate from 2.00% to between 0% and 0.25%. This lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in our voluntarily waiving fees on certain money market mutual funds in order to prevent our clients’ yields on such funds from becoming negative. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

Our brokerage operations have exposure to liquidity risk.

Maintaining adequate liquidity is crucial to our brokerage operations, including key functions such as transaction settlement and margin lending. Our liquidity needs to support interest-earning assets are primarily met by client cash balances or financing created from our securities lending activities. A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing, such as borrowings on our uncommitted lines of credit. Because our broker-dealer lines of credit are uncommitted, there can be no assurance that such financing would be available. Our liquidity could be constrained if we were unable to obtain financing on acceptable terms, or at all, due to a variety of unforeseen market disruptions. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected.

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

Our broker-dealer subsidiary, TDA Clearing, provides clearing and execution services to our primary introducing broker-dealer subsidiary. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation in settling client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to civil penalties as well as losses and liability in related lawsuits brought by clients and others.

Systems failures, delays and capacity constraints could harm our business.

We receive and process trade orders through a variety of electronic channels, including the Internet, wireless web, personal digital assistants and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

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

The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them at lower prices. There has been substantial price competition in the industry, including various free trade offers. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including E*TRADE Financial Corporation, Charles Schwab & Co., Inc., Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

We rely on third-party service providers to perform certain key functions.

We rely on a number of third parties for various services. These include the services of other broker-dealers, market makers and exchanges to execute client orders. We contract with third parties for thinkorswim’s clearing and related back-office services. Third-party content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients.

We cannot assure that any third-party providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any third-party service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, could have a material adverse effect on our business, results of operations and financial condition.

Risk Factors Relating to the Regulatory Environment

Failure to comply with net capital requirements could adversely affect our business.

The SEC, FINRA, CFTC, NFA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or FINRA could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, then our operations that require capital could be limited. A large operating loss or charge against net capital could have a material adverse effect on our ability to maintain or expand our business.

Regulatory uncertainties could harm our business.

The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, FINRA, CFTC, NFA and other self-regulatory organizations and state and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.

Our websites are accessible world-wide over the Internet, and we currently have account holders located outside the United States. These accounts comprise approximately 1.5% of our total accounts and are spread across many jurisdictions. Adverse action by foreign regulators with respect to regulatory compliance by us in foreign jurisdictions could adversely affect our revenues from clients in such countries or regions.

Various regulatory and enforcement agencies have been reviewing the following areas, among others, related to the brokerage industry:

•	sales practices and suitability of financial products and services;

•	auction rate securities;

•	money market mutual funds;

•	mutual fund trading;

•	client cash sweep arrangements;

•	regulatory reporting obligations;

•	risk management;

•	valuation of financial instruments;

•	best execution practices;

•	client privacy;

•	system security and safeguarding practices;

•	advertising claims and

•	brokerage services provided to investment advisors.

These reviews could result in enforcement actions, significant new regulations or clarification of existing regulations, which could adversely affect our operations.

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

Legislation or changes in rules and regulations could negatively impact our business and financial results.

Recently, legislators and regulators have proposed an unprecedented amount of new legislation, rule changes or changes in the interpretation or enforcement of existing federal, state and self-regulatory organization rules and regulations impacting our industry. The adoption of any such new legislation, rule changes or enforcement standards could directly affect or change both the operation and profitability of specific business lines or the entire Company. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.

We are subject to litigation and regulatory investigations and proceedings and may not always be successful in defending against such claims and proceedings.

The financial services industry faces substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business, as well as class actions and other significant litigation. We also are the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies. Actions brought against us may result in settlements, awards, injunctions, fines, penalties and other results adverse to us. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. The volume of claims and amount of damages claimed in litigation and the volume of regulatory matters have been increasing and remain high. From time to time, we are subject to litigation claims from third parties alleging infringement of their intellectual property rights. Such litigation can require the expenditure of significant resources. If we were found to have infringed a third-party patent or other intellectual property right, then we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services.

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

Risk Factors Relating to Owning Our Stock

The market price of our common stock has experienced, and may continue to experience, substantial volatility.

Our common stock, and the U.S. securities markets in general, experience significant price fluctuations. The market prices of securities of financial services companies, in particular, have been especially volatile. The price of our common stock could decrease substantially. Among the factors that may affect our stock price are the following:

•	speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, effectiveness of cost reduction initiatives, or strategic transactions;

•	the announcement of new products, services, acquisitions, or dispositions by us or our competitors; and

•	increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results.

Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, may also affect our stock price.

Because the market price of our common stock tends to fluctuate significantly, we could become the object of securities class action litigation, which could result in substantial costs and a diversion of management’s attention and resources and could have a material adverse effect on our business and the price of our common stock.

We are restricted by the terms of our senior credit facilities.

In connection with the acquisition of TD Waterhouse, we entered into a credit agreement on January 23, 2006, as amended, for $2.2 billion in senior credit facilities with a syndicate of lenders. These credit facilities contain various covenants and restrictions that may limit our ability to:

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

As of September 30, 2009, we had approximately $1.4 billion of long-term debt. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund these cash requirements, including our debt service obligations. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures could be materially and adversely affected.

TD and the Ricketts holders exercise significant influence over TD AMERITRADE.

As of September 30, 2009, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 45% and 15%, respectively, of the outstanding voting securities of TD AMERITRADE. TD is permitted under the terms of a stockholders agreement to own up to 45% of the outstanding shares of TD AMERITRADE common stock for the remainder of the term of the stockholders agreement (a maximum of 10 years following the January 24, 2006 closing of the TD Waterhouse acquisition), with no restriction on the number of shares of TD AMERITRADE owned following the termination of the stockholders agreement. The Ricketts holders are permitted under the terms of the stockholders agreement to own up to 29% of the outstanding shares of TD AMERITRADE, with no restriction on the number of shares of TD AMERITRADE owned following the termination of the stockholders agreement. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of TD AMERITRADE stockholders. The stockholders agreement also provides that TD may designate five of the twelve members of the TD AMERITRADE board of directors and the Ricketts holders may designate three of the twelve members of the TD AMERITRADE board of directors, subject to adjustment based on their respective ownership positions in TD AMERITRADE. As of September 30, 2009, based on their respective ownership positions in TD AMERITRADE, TD and the Ricketts holders may designate five and two of the twelve members of the board of directors, respectively. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before the TD AMERITRADE board. As a result of their significant share ownership in TD AMERITRADE, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to other TD AMERITRADE stockholders. In addition, the ownership position and governance rights of TD and the Ricketts holders could discourage a third party from proposing a change of control or other strategic transaction concerning TD AMERITRADE. As a result, the common stock of TD AMERITRADE could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as TD’s and the Ricketts holders’ combined ownership interest.

Conflicts of interest may arise between TD AMERITRADE and TD, which may be resolved in a manner that adversely affects TD AMERITRADE’s business, financial condition or results of operations.

We transact business and have extensive relationships with TD and certain of its affiliates. During fiscal 2009, net revenues related to cash sweep arrangements with TD and certain of its affiliates accounted for approximately 28% of our net revenues. Conflicts of interest may arise between TD AMERITRADE and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD AMERITRADE and the exercise by TD of its influence over the management and affairs of TD AMERITRADE. Some of the directors on the TD AMERITRADE board are persons who are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD AMERITRADE and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for TD AMERITRADE and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between TD AMERITRADE and TD. In addition, an independent committee of our board of directors reviews and approves transactions with TD and its affiliates. TD AMERITRADE and TD have not established any other formal procedures to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing potential conflicts would be resolved in a manner that does not adversely affect the business, financial condition or results of operations of TD AMERITRADE. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent TD AMERITRADE and TD from competing with each other to some degree in the future.

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

Provisions in the stockholders agreement among TD and the Ricketts holders, our certificate of incorporation and bylaws and Delaware law will make it difficult for any party to acquire control of us in a transaction not approved by the requisite number of directors. These provisions include:

•	the presence of a classified board of directors;

•	the ability of the board of directors to issue and determine the terms of preferred stock;

•	advance notice requirements for inclusion of stockholder proposals at stockholder meetings and

•	the anti-takeover provisions of Delaware law.

These provisions could delay or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Omaha, Nebraska and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. In the Omaha metropolitan area, we also lease approximately 397,000 square feet of building space for administrative and operational facilities. The leases on these other Omaha-area locations expire on various dates from 2010 through 2020. We are currently establishing a new corporate campus in Omaha, for which we have purchased land and plan to construct new facilities. The transition to the new campus is scheduled to take place in phases and to be completed in 2012.

We lease approximately 185,000 and 140,000 square feet of building space for additional operations centers in Jersey City, New Jersey and Ft. Worth, Texas, respectively. The Jersey City and Ft. Worth leases expire in 2015. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Missouri, New Jersey, Texas and Utah. We also lease over 100 branch offices located in large metropolitan areas in 34 states. We believe that our facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. On May 1, 2009, the Court granted preliminary approval of the proposed settlement, which had been revised. Some class members filed objections and opt-outs. The court denied final approval of the proposed settlement on October 23, 2009. The court ruled that the asserted benefits of the settlement to the class were not sufficient to warrant approval and that the proposed settlement was not fair, reasonable and adequate. The court scheduled a case conference for December 10, 2009.

Auction Rate Securities Matters — Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities (“ARS”). The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints were filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The cases, in the U.S. District Court for the Southern District of New York, were consolidated under the caption In re Humphrys v. TD Ameritrade Holding Corp. An amended complaint was filed in February 2009 by the lead plaintiff. The amended complaint requested an unspecified amount of compensatory damages, equitable relief, interest and attorneys’ fees. In April 2009, the Company filed a motion to dismiss the amended complaint. On October 23, 2009, before the Court ruled on the motion, the lead plaintiff dismissed the lawsuit without prejudice.

The SEC and other regulatory authorities conducted investigations regarding the sale of ARS. On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of ARS. Under these settlement agreements, TDA Inc. commenced a tender offer to purchase, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to January 24, 2006. This offer does not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. TDA Inc. will complete the program in two phases, based on the amount of assets a client holds at TDA Inc., and will complete all repurchases no later than June 30, 2010. In addition, TDA Inc. offered to make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. offered to reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. No fines were imposed by the regulators under the settlement agreements.

The offer commenced on August 10, 2009. Through October 26, 2009, TDA Inc. had received tenders of eligible ARS with an aggregate par value of approximately $271 million, which TDA Inc. expects to purchase by November 13, 2009. TDA Inc. estimates that, as of October 27, 2009, ARS up to a total par value of approximately $121 million may remain outstanding and eligible for the tender offer. The ultimate amounts of tendered ARS purchased and remaining ARS eligible for the tender offer may decrease due to issuer redemptions. The Company is accounting for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009, which is included in losses on money market funds and client guarantees on the Consolidated Statements of Income. The liability associated with this guarantee as of September 30, 2009 is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but sought to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which are being liquidated by The Reserve. From October 31, 2008 through October 2, 2009, Primary Fund, International Liquidity

Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.92 per share, $0.79 per share and $0.91 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.

In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. The complaint names as defendants a number of entities and individuals related to The Reserve. The Company is also named as a defendant. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectus and in other statements regarding the fund. The complaint seeks an unspecified amount of compensatory damages, interest and attorneys’ fees.

Other Legal and Regulatory Matters — The Company is subject to lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows or could cause the Company significant reputational harm. Management believes the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the eventual loss that may result from these matters.

In the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the eventual fines, penalties or injunctive or other equitable relief that may result from these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2009.

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

	Common Stock Price
	For the Fiscal Year Ended September 30,
	2009		2008
	High	Low	High	Low

First Quarter	$18.43	$9.34	$21.13	$17.15
Second Quarter	$14.88	$10.09	$20.64	$15.06
Third Quarter	$19.34	$13.23	$19.68	$16.50
Fourth Quarter	$20.23	$16.45	$23.49	$16.00

The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 2, 2009 was $19.20 per share. As of that date there were 845 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 113,000 beneficial holders of our common stock.

Dividends

We have not declared or paid regular cash dividends on our common stock. In connection with our acquisition of TD Waterhouse in January 2006, we declared and paid a special cash dividend of $6.00 per share. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any other cash dividends in the foreseeable future. Our credit agreement has provisions which may limit the payment of cash dividends to our stockholders. The payment of any future dividends will be at the discretion of our board of directors, subject to the provisions of the credit agreement, and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under the Company’s equity compensation plans is contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The following Company common stock performance information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph and table set forth information comparing the cumulative total return through the end of the Company’s most recent fiscal year from a $100 investment on September 24, 2004 in the Company’s common stock, a broad-based stock index and the stocks comprising an industry peer group.

	Period Ended
Index	9/24/04	9/30/05	9/29/06	9/30/07	9/30/08	9/30/09
TD AMERITRADE Holding Corporation	100.00	183.82	211.35	204.29	186.91	220.10

S&P 500	100.00	112.70	124.87	145.39	113.44	105.61

Peer Group	100.00	158.53	202.60	213.25	223.01	165.37

The Peer Group is comprised of the following companies that have significant retail brokerage operations:

E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

July 1, 2009 — July 31, 2009	26,882	$16.92	—	—
August 1, 2009 — August 31, 2009	11,129	$19.26	—	—
September 1, 2009 — September 30, 2009	1,212	$19.28	—	—

Total — Three months ended September 30, 2009	39,223	$17.66	—	—

All of the shares purchased during the quarter ended September 30, 2009, were repurchased from employees for income tax withholding in connection with restricted stock unit and restricted stock award distributions. There were no stock repurchase programs in effect and no programs expired during the fourth quarter of fiscal 2009.

Item 6.	Selected Financial Data

	Fiscal Year Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 29,	Sept. 30,
	2009	2008	2007	2006*	2005
	(In thousands, except per share amounts)

Consolidated Statements of Income Data:
Net revenues	$2,407,926	$2,537,356	$2,176,946	$1,803,531	$1,003,153
Total expenses	1,346,518	1,274,782	1,148,124	1,027,648	449,661
Other income (expense)	(2,003)	928	5,881	81,422	—
Net income	643,705	803,917	645,900	526,759	339,753
Earnings per share — basic	$1.11	$1.35	$1.08	$0.97	$0.84
Earnings per share — diluted	$1.10	$1.33	$1.06	$0.95	$0.82
Weighted average shares outstanding — basic	578,972	593,746	598,503	544,307	404,215
Weighted average shares outstanding — diluted	587,252	603,133	608,263	555,465	413,167
Dividends declared per share	$—	$—	$—	$6.00	$—

	As of
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 29,	Sept. 30,
	2009	2008	2007	2006*	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$791,211	$674,135	$413,787	$363,650	$171,064
Short-term investments	52,071	369,133	76,800	65,275	229,819
Total assets	18,371,810	15,951,522	18,092,327	16,558,469	16,417,110
Long-term obligations	1,443,465	1,444,544	1,481,948	1,710,712	45,736
Stockholders’ equity	3,551,283	2,925,038	2,154,921	1,730,234	1,518,867

*	The growth in our results of operations and increase in long-term obligations during fiscal 2006 was primarily due to our acquisition of TD Waterhouse Group, Inc. on January 24, 2006. We declared and paid a special cash dividend of $6.00 per share during fiscal 2006 in connection with the TD Waterhouse acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues and other revenues; our migration of client cash balances into the insured deposit account offering; amounts of total expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and the impact of recently-issued accounting pronouncements.

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures and capacity constraints; network security risks; our ability to service debt obligations; our ability to achieve the benefits of the thinkorswim Group Inc. (“thinkorswim”) acquisition; regulatory and legal uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

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

Asset-based revenues — Revenues consisting of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances.

Average client trades per account (annualized) — Total trades divided by the average number of total accounts during the period, annualized based on the number of trading days in the fiscal year.

Average client trades per day — Total trades divided by the number of trading days in the period.

Average commissions and transaction fees per trade — Total commissions and transaction fee revenues as reported on the Company’s Consolidated Statements of Income (excluding revenues from thinkorswim, Inc.’s active trader business) divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions and revenue-sharing arrangements with market destinations (also referred to as “payment for order flow”).

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

Clearing accounts — Accounts for which the Company served as the clearing broker-dealer on behalf of an unaffiliated introducing broker-dealer. The Company charged a fee to the introducing broker-dealer to process trades in clearing accounts.

Client assets — The total value of cash and securities in brokerage accounts.

Client cash and money market assets — The sum of all client cash balances, including client credit balances and client cash balances swept into insured deposit accounts or money market mutual funds.

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

EBITDA and EBITDA excluding investment gains/losses — EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains/losses are non-GAAP financial measures. We consider EBITDA and EBITDA excluding investment gains/losses to be important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for our senior credit facilities. The consolidated leverage ratio determines the interest rate margin charged on the senior credit facilities. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA excluding investment gains/losses also eliminates the effect of non-brokerage investment-related gains and losses that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains/losses should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

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

Insured deposit account fees — Revenues resulting from the Money Market Deposit Account (“MMDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), a subsidiary of The Toronto-Dominion Bank (“TD”). Under the MMDA agreement, TD Bank USA makes available to clients of our broker-dealer subsidiaries FDIC-insured deposit accounts as designated sweep vehicles. With respect to the insured deposit accounts, our broker-dealer subsidiaries provide marketing and support services and act as recordkeeper for TD Bank USA and as agent for clients. In exchange for these services, TD Bank USA pays our broker-dealer subsidiaries a fee based on the yield earned on the client insured deposit account assets, less the actual interest cost paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.

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

Net interest margin (“NIM”) — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue (excluding net interest revenue from conduit-based assets) and insured deposit account fees by average spread-based assets.

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

Spread-based assets — Client and brokerage-related asset balances, including client margin balances, segregated cash, insured deposit account balances, deposits paid on securities borrowing (excluding conduit-based assets) and other cash and interest-earning investment balances. Spread-based assets is used in the calculation of our net interest margin.

Total accounts — All open client accounts (funded and unfunded), except clearing accounts.

Total trades — Revenue — generating client securities trades, which are executed by the Company’s broker-dealer subsidiaries on an agency basis, excluding thinkorswim, Inc.’s active trader business. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).

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

Our largest sources of revenues are asset-based revenues and transaction-based revenues. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also receive payment for order flow, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Payment for order flow revenue is included in commissions and transaction fees on our Consolidated Statements of Income.

Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, stock-based compensation, group insurance, contributions to benefit programs, recruitment and other related employee costs. Fair value adjustments of compensation-related derivative instruments represent adjustments to equity swap agreements that were intended to economically offset TD Waterhouse Group, Inc. (“TD Waterhouse”) stock-based compensation (assumed in the TD Waterhouse acquisition in fiscal 2006) that was based on the value of TD stock. During December 2007, the equity swap agreements were settled in connection with the settlement of most of the related restricted stock units.

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

Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general management issues. Interest on borrowings consists of interest expense on our long-term debt, capital leases and other borrowings. Other operating expenses include provision for bad debt losses, fraud and error losses, gains or losses on disposal of property, insurance expenses, travel expenses and other miscellaneous expenses. Advertising costs include production and placement of advertisements in various media, including online, television, print and direct mail, as well as client promotion and development costs. Advertising expenses may increase or decrease significantly from period to period.

Losses on money market funds and client guarantees include: (a) corporate investment losses on money market fund holdings, (b) losses associated with our commitment to mitigate our clients’ losses, up to $55 million, on their holdings in certain money market funds in the event clients receive less than $1.00 per share upon the orderly liquidation of the funds and (c) losses associated with our guarantee related to auction rate securities settlement agreements. See “Guarantees” and “Auction Rate Securities Matters” under Note 17 of the Notes to Consolidated Financial Statements for information regarding the client guarantees referred to under clauses (b) and (c) above, respectively.

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

Valuation of stock-based compensation

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period based on the number of awards for which the requisite service is expected to be rendered. We must make assumptions regarding the number of stock-based awards that will be forfeited. For performance-based awards, we must also make assumptions regarding the likelihood of achieving performance goals. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

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

Valuation of guarantees

We enter into guarantees in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. We record a liability for the estimated fair value of the guarantee at its inception. If actual results differ significantly from these estimates, our results of operations could be materially affected. For further details regarding our guarantees, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Auction Rate Securities Matters” and “Guarantees” under Note 17 — Commitments and Contingencies and “Money Market Deposit Account Agreement” under Note 20 — Related Party Transactions.

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

Changes in average balances, especially client margin, credit, insured deposit account and mutual fund balances, may significantly impact our results of operations. Changes in interest rates also impact our results of operations. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

Financial Performance Metrics

Pre-tax income, net income, earnings per share and EBITDA are key metrics we use in evaluating our financial performance. EBITDA is a non-GAAP financial measure.

We consider EBITDA to be an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for our senior credit facilities. The consolidated leverage ratio determines the interest rate margin charged on the senior credit facilities. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to pre-tax income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended September 30,
	2009		2008		2007
	$	% of Rev.	$	% of Rev.	$	% of Rev.

EBITDA
EBITDA	$1,219,236	50.6%	$1,438,123	56.7%	$1,233,582	56.7%
Less:
Depreciation and amortization	(45,891)	(1.9)%	(36,899)	(1.5)%	(26,237)	(1.2)%
Amortization of acquired intangible assets	(73,870)	(3.1)%	(59,275)	(2.3)%	(54,469)	(2.5)%
Interest on borrowings	(40,070)	(1.7)%	(78,447)	(3.1)%	(118,173)	(5.4)%

Pre-tax income	$1,059,405	44.0%	$1,263,502	49.8%	$1,034,703	47.5%

Our pre-tax income and EBITDA decreased for fiscal 2009 compared to fiscal 2008, primarily due to a 5% decrease in net revenues and a 6% increase in total expenses. The decrease in net revenues was driven primarily by lower asset-based revenues resulting from lower net interest margin earned on spread-based balances and investment product fees waived on money market mutual funds due to the near-zero short-term interest rate environment during most of fiscal 2009. This decrease was partially offset by higher average spread-based balances and by increased transaction-based revenues resulting from higher client trading volumes. The increase in total expenses was due primarily to additional business resulting from the thinkorswim acquisition, partially offset by lower interest on borrowings. Detailed analysis of net revenues and expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2009, asset-based revenues and transaction-based revenues accounted for 46% and 52% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

Asset-Based Revenue Metrics

We calculate the return on our interest-earning assets (excluding conduit-based assets) and our insured deposit account balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue (excluding net interest revenue from conduit-based assets) and insured deposit account fees by average spread-based assets. Spread-based assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, insured deposit account balances, deposits paid on securities borrowing (excluding conduit-based assets) and other cash and interest-earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

				’09 vs. ’08	’08 vs. ’07
	Fiscal Year			Increase/	Increase/
	2009	2008	2007	(Decrease)	(Decrease)

Average interest-earning assets (excluding conduit business)	$9,917	$9,835	$9,225	$82	$610
Average insured deposit account balances	22,003	15,640	14,898	6,363	742

Average spread-based balance	$31,920	$25,475	$24,123	$6,445	$1,352

Net interest revenue (excluding conduit business)	$342.7	$538.1	$548.8	$(195.4)	$(10.7)
Insured deposit account fee revenue	568.1	628.7	535.4	(60.6)	93.3

Spread-based revenue	$910.8	$1,166.8	$1,084.2	$(256.0)	$82.6

Average yield — interest-earning assets (excluding conduit business)	3.41%	5.38%	5.85%	(1.97)%	(0.47)%
Average yield — insured deposit account fees	2.55%	3.95%	3.53%	(1.40)%	0.42%
Net interest margin (NIM)	2.81%	4.50%	4.42%	(1.69)%	0.08%

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			’09 vs. ’08	’08 vs. ’07
	Fiscal Year			Increase/	Increase/
	2009	2008	2007	(Decrease)	(Decrease)

Segregated cash	$6.6	$0.3	$31.2	$6.3	$(30.9)
Client margin balances	234.2	527.1	615.3	(292.9)	(88.2)
Securities borrowing (excluding conduit business)	105.4	56.0	52.9	49.4	3.1
Other cash and interest-earning investments, net	3.5	35.0	24.6	(31.5)	10.4
Client credit balances	(4.1)	(24.9)	(53.9)	20.8	29.0
Securities lending (excluding conduit business)	(2.9)	(55.4)	(121.3)	52.5	65.9

Net interest revenue (excluding conduit business)	342.7	538.1	548.8	(195.4)	(10.7)
Securities borrowing — conduit business	10.9	173.3	287.5	(162.4)	(114.2)
Securities lending — conduit business	(6.7)	(161.8)	(278.2)	155.1	116.4

Net interest revenue	$346.9	$549.6	$558.1	$(202.7)	$(8.5)

	Average Balance			’09 vs. ’08	’08 vs. ’07
	Fiscal Year			%	%
	2009	2008	2007	Change	Change

Segregated cash	$3,916	$12	$597	N/A	(98)%
Client margin balances	4,491	8,138	7,501	(45)%	8%
Securities borrowing (excluding conduit business)	450	416	655	8%	(36)%
Other cash and interest-earning investments	1,060	1,269	472	(16)%	169%

Interest-earning assets (excluding conduit business)	9,917	9,835	9,225	1%	7%
Securities borrowing — conduit business	1,242	5,446	5,344	(77)%	2%

Interest-earning assets	$11,159	$15,281	$14,569	(27)%	5%

Client credit balances	$6,219	$4,261	$3,456	46%	23%
Securities lending (excluding conduit business)	1,231	3,200	3,097	(62)%	3%

Interest-bearing liabilities (excluding conduit business)	7,450	7,461	6,553	(0)%	14%
Securities lending — conduit business	1,242	5,446	5,344	(77)%	2%

Interest-bearing liabilities	$8,692	$12,907	$11,897	(33)%	8%

				’09 vs. ’08	’08 vs. ’07
	Average Yield (Cost)			Net Yield	Net Yield
	Fiscal Year			Increase/	Increase/
	2009	2008	2007	(Decrease)	(Decrease)

Segregated cash	0.17%	2.47%	5.14%	(2.30)%	(2.67)%
Client margin balances	5.14%	6.37%	8.07%	(1.23)%	(1.70)%
Other cash and interest-earning investments, net	0.33%	2.71%	5.15%	(2.38)%	(2.44)%
Client credit balances	(0.07)%	(0.58)%	(1.53)%	0.51%	0.95%
Net interest revenue (excluding conduit business)	3.41%	5.38%	5.85%	(1.97)%	(0.47)%
Securities borrowing — conduit business	0.86%	3.13%	5.29%	(2.27)%	(2.16)%
Securities lending — conduit business	(0.53)%	(2.92)%	(5.12)%	2.39%	2.20%
Net interest revenue	3.07%	3.54%	3.77%	(0.47)%	(0.23)%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

				’09 vs. ’08	’08 vs. ’07
	Fiscal Year			Increase/	Increase/
	2009	2008	2007	(Decrease)	(Decrease)

Fee revenue	$184.3	$309.4	$232.2	$(125.1)	$77.2
Average balance	$59,425	$70,782	$49,665	$(11,357)	$21,117
Average yield	0.31%	0.43%	0.46%	(0.12)%	(0.03)%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

				’09 vs. ’08	’08 vs. ’07
	Fiscal Year			%	%
	2009	2008(1)	2007	Change	Change

Total trades (in millions)	93.27	75.72	63.11	23%	20%
Average commissions and transaction fees per trade(2)	$13.35	$13.44	$12.90	(1)%	4%
Average client trades per day	371,579	301,061	253,440	23%	19%
Average client trades per account (annualized)	12.9	11.4	10.0	13%	14%
Activity rate — total accounts	5.1%	4.5%	4.0%	13%	13%
Activity rate — funded accounts	7.3%	6.3%	5.7%	16%	11%
Trading days	251.0	251.5	249.0	(0)%	1%

(1)	Effective in October 2007, trading activity metrics have been revised to exclude non-revenue generating mutual fund trades.

(2)	Average commissions and transaction fees per trade excludes thinkorswim active trader business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2009	2008	2007

Total accounts (beginning of year)	6,895,000	6,380,000	6,191,000
New accounts opened	737,000	648,000	554,000
Accounts purchased	197,000	102,000	—
Accounts closed	(266,000)	(235,000)	(365,000)

Total accounts (end of year)	7,563,000	6,895,000	6,380,000

Percentage change during year	10%	8%	3%

Funded accounts (beginning of year)	4,918,000	4,597,000	4,363,000
Funded accounts (end of year)	5,279,000	4,918,000	4,597,000
Percentage change during year	7%	7%	5%

Client assets (beginning of year, in billions)	$278.0	$302.7	$261.7
Client assets (end of year, in billions)	$302.0	$278.0	$302.7
Percentage change during year	9%	(8)%	16%

Net new assets (in billions)	$26.6	$22.8	$12.4

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

Consolidated Statements of Income Data

The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (in millions, except percentages and interest days):

	Fiscal Year			’09 vs. ’08	’08 vs. ’07
	2009	2008	2007	% Change	% Change

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,253.2	$1,017.5	$813.8	23%	25%
Asset-based revenues:
Interest revenue	362.1	799.2	1,013.6	(55)%	(21)%
Brokerage interest expense	(15.2)	(249.6)	(455.5)	(94)%	(45)%

Net interest revenue	346.9	549.6	558.1	(37)%	(2)%

Insured deposit account fees	568.1	628.7	535.4	(10)%	17%
Investment product fees	184.3	309.4	232.2	(40)%	33%

Total asset-based revenues	1,099.3	1,487.7	1,325.7	(26)%	12%

Other revenues	55.4	32.2	37.5	72%	(14)%

Net revenues	2,407.9	2,537.4	2,176.9	(5)%	17%

Expenses:
Employee compensation and benefits	511.2	503.3	429.8	2%	17%
Fair value adjustments of compensation-related derivative instruments	—	0.8	(3.2)	(100)%	N/A
Clearing and execution costs	70.9	44.6	79.7	59%	(44)%
Communications	83.1	69.6	82.2	19%	(15)%
Occupancy and equipment costs	124.3	101.8	84.3	22%	21%
Depreciation and amortization	45.9	36.9	26.2	24%	41%
Amortization of acquired intangible assets	73.9	59.3	54.5	25%	9%
Professional services	127.6	108.3	84.0	18%	29%
Interest on borrowings	40.1	78.4	118.2	(49)%	(34)%
Other	58.7	62.9	46.8	(7)%	34%
Advertising	197.1	173.3	145.7	14%	19%
Losses on money market funds and client guarantees	13.8	35.6	—	(61)%	N/A

Total expenses	1,346.5	1,274.8	1,148.1	6%	11%

Income before other income (expense) and income taxes	1,061.4	1,262.6	1,028.8	(16)%	23%

Other income (expense):
Gain (loss) on sale of investments	(2.0)	0.9	5.9	N/A	(84)%

Pre-tax income	1,059.4	1,263.5	1,034.7	(16)%	22%
Provision for income taxes	415.7	459.6	388.8	(10)%	18%

Net income	$643.7	$803.9	$645.9	(20)%	24%

Other information:
Number of interest days in period	365	366	366
Effective income tax rate	39.2%	36.4%	37.6%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Consolidated Statements of Income amounts.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Net Revenues

Commissions and transaction fees increased 23% to $1.25 billion, primarily due to higher average client trades per day, partially offset by slightly lower commissions and transaction fees per trade. Average client trades per day increased 23% to 371,579 for fiscal 2009 from 301,061 for fiscal 2008. Average client trades per account (annualized) increased to 12.9 for fiscal 2009 compared to 11.4 for fiscal 2008. Average commissions and transaction fees per trade decreased 1% to $13.35 per trade for fiscal 2009 from $13.44 for fiscal 2008, primarily due to the June 2009 acquisition of thinkorswim, which earns somewhat lower average commissions and transaction fees per trade, and an increase in promotional trades related to our new account growth during fiscal 2009, partially offset by higher payment for order flow revenue during fiscal 2009. We expect average commissions and transaction fees per trade to decrease to between $12.60 and $12.95 per trade during fiscal 2010, reflecting the full year effect of the thinkorswim business and somewhat lower expected payment for order flow revenue. We expect revenues from commissions and transaction fees to range from $1.26 billion to $1.55 billion for fiscal 2010, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.

Asset-based revenues, which consist of net interest revenue, insured deposit account fees and investment product fees, decreased 26% to $1.10 billion, as described below. We expect asset-based revenues to range between $1.17 billion and $1.31 billion for fiscal 2010, depending largely on the interest rate environment and the rate of growth in spread-based balances. The low end of this estimated range assumes no change in the federal funds rate, while the high end of the range assumes an increase to an average federal funds rate of 0.55% for fiscal 2010. We expect increased average spread-based asset balances to be partially offset by a decrease in the expected average yield earned on those assets due to the expected continued low short-term interest rate environment.

Net interest revenue decreased 37% to $346.9 million, due primarily to a 45% decrease in average client margin balances, a decrease of 123 basis points in the average yield earned on client margin balances and a decrease of 238 basis points in the average yield earned on other cash and interest-earning investments in fiscal 2009 compared to fiscal 2008. These decreases were partially offset by a $94.6 million increase in net interest revenue from our securities borrowing/lending program and a decrease of 51 basis points in the average interest rate paid on client credit balances in fiscal 2009 compared to fiscal 2008.

Insured deposit account fees decreased 10% to $568.1 million, due primarily to a 140 basis point decrease in the average yield earned on the insured deposit account assets during fiscal 2009, of which 6 basis points ($13.3 million) resulted from a FDIC special regulatory assessment. This decrease was partially offset by a 41% increase in average insured deposit account balances during fiscal 2009 compared to fiscal 2008.

Investment product fees decreased 40% to $184.3 million, primarily due to a decrease of 12 basis points in the average yield earned and a 16% decrease in average fee-based investment balances in fiscal 2009 compared to fiscal 2008. The decrease in the average yield earned in fiscal 2009 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative.

In April 2009, we announced a strategy to migrate approximately $10 to $14 billion of client cash held in client credit balances or swept to money market mutual funds into the insured deposit account offering. From March 31, 2009 to September 30, 2009, insured deposit account balances increased by approximately $10.6 billion, while money market mutual fund balances decreased by a similar amount, due in part to the completion of part of the migration. The portion of the migration completed in fiscal 2009 resulted in an increase in insured deposit account fee revenues and a decrease in investment product fee revenues, but did not have a material impact on overall net revenues during fiscal 2009. We plan to move an additional $4.6 billion of client credit balances into the insured deposit account offering by January 2010. We expect this migration to position the Company to earn higher net revenues, as we generally earn a larger yield on insured deposit account balances than on money market mutual fund or client credit balances.

Other revenues increased 72% to $55.4 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition in June 2009. We expect other revenues to increase to between $115 million and $135 million for fiscal 2010, reflecting a full year of thinkorswim education revenues.

Expenses

Total expenses increased by 6% to $1.35 billion during fiscal 2009, as described below. We expect total expenses to increase to between $1.47 billion and $1.63 billion for fiscal 2010, reflecting a full year of thinkorswim expenses.

Employee compensation and benefits expense increased 2% to $511.2 million, due primarily to an increase in average headcount resulting from our fiscal 2008 growth initiatives and the thinkorswim acquisition in June 2009, and an increase of approximately $2.0 million in severance costs related to staff reductions during fiscal 2009 compared to fiscal 2008. These increases were partially offset by lower incentive-based compensation related to actual Company and individual performance compared to fiscal 2008. The average number of full-time equivalent employees was 4,788 for fiscal 2009 compared to 4,381 for fiscal 2008. Our total full-time equivalent employees was 5,196 at September 30, 2009.

Clearing and execution costs increased 59% to $70.9 million, due primarily to higher client trading volumes, increased clearing expenses associated with additional accounts and transaction processing volumes resulting from the acquisition of thinkorswim in fiscal 2009 and higher transaction costs from clearing organizations in fiscal 2009 compared to fiscal 2008.

Communications expense increased 19% to $83.1 million, due primarily to increased costs for quotes and market information related to higher client trading volume during fiscal 2009 compared to fiscal 2008 and communication costs associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition.

Occupancy and equipment costs increased 22% to $124.3 million, due primarily to higher costs for technology infrastructure and facilities resulting from our fiscal 2008 growth initiatives.

Depreciation and amortization increased 24% to $45.9 million, due primarily to increased depreciation on technology infrastructure upgrades and leasehold improvements resulting from our fiscal 2008 growth initiatives.

Amortization of acquired intangible assets increased 25% to $73.9 million, primarily due to amortization of the intangible assets recorded in the acquisitions of Fiserv Trust Company in the second quarter of fiscal 2008 and thinkorswim in the third quarter of fiscal 2009.

Professional services increased 18% to $127.6 million, primarily due to a $13 million acquisition earn-out payment, a $5 million write-off of software development costs, higher usage of consulting and contract services in connection with new product development and technology infrastructure upgrades related to our growth initiatives and due to the addition of thinkorswim professional services costs during fiscal 2009. These increases were partially offset by fees incurred during fiscal 2008 under the transition services agreements related to the acquisition of Fiserv Trust Company, which were not present during fiscal 2009.

Interest on borrowings decreased 49% to $40.1 million, due primarily to lower average interest rates incurred on our debt during fiscal 2009 compared to fiscal 2008. The average interest rate incurred on our debt was 2.44% for fiscal 2009, compared to 4.99% for fiscal 2008.

Other expenses decreased 7% to $58.7 million, primarily due to lower bad debt and other client-related trading losses in fiscal 2009 compared to fiscal 2008. The decrease was partially offset by additional business resulting from the thinkorswim acquisition in fiscal 2009 and the effect of favorable litigation settlements during fiscal 2008.

Advertising expense increased 14% to $197.1 million, primarily due to marketing support for the thinkorswim business, and to a lesser extent increased spending for the TD AMERITRADE business during fiscal 2009 in response to competitive market share opportunities. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Losses on money market funds and client guarantees during fiscal 2009 consists of losses associated with our client commitments related to auction rate securities settlement agreements. Losses on money market funds and client guarantees during fiscal 2008 consists of $27.0 million and $8.6 million of estimated client and corporate investment losses, respectively, resulting from the net asset value of two money market mutual funds managed by The Reserve, an independent mutual fund company, declining below $1.00 per share in September 2008. The client losses result from our announced commitment of up to $55 million to mitigate client losses in these funds in the event clients receive less than $1.00 per share upon the orderly liquidation of the funds. These commitments are discussed further under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Auction Rate Securities Matters” and “Guarantees” under Note 17 — Commitments and Contingencies.

Our effective income tax rate increased to 39.2% for fiscal 2009 compared to 36.4% for fiscal 2008, due primarily to unfavorable income tax adjustments of $8.9 million resulting from recent state income tax law changes and capital loss limitations on our Reserve Primary Fund holdings during fiscal 2009. These items unfavorably impacted our earnings for the fiscal year 2009 by approximately $0.02 per share. The effective income tax rate for fiscal 2008 was unusually low due primarily to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for calendar 2007 and future years. These items favorably impacted our earnings for fiscal 2008 by approximately $0.03 per diluted share. We expect our effective income tax rate to be approximately 39% for fiscal 2010. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Net Revenues

Commissions and transaction fees increased 25% to $1.0 billion, primarily due to increased client trading activity. Total trades increased 20%, as average client trades per day increased 19% to 301,061 for fiscal 2008 from 253,440 for fiscal 2007, and there were 2.5 more trading days during fiscal 2008 compared to fiscal 2007. Average client trades per account (annualized) increased to 11.4 for fiscal 2008 compared to 10.0 for fiscal 2007. Average commissions and transaction fees per trade increased to $13.44 per trade for fiscal 2008 from $12.90 for fiscal 2007, primarily due to higher percentages of option and fixed income trades and higher payment for order flow revenue during fiscal 2008. This was partially offset by the closing of our three Investment Centers during December 2006. The Investment Centers sold products such as load mutual funds and fixed income products that generated higher average commissions and transaction fees per trade than our core business.

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

Insured deposit account fees increased 17% to $628.7 million, due primarily to a 5% increase in average insured deposit account balances and an increase of 42 basis points in the average yield earned on the client insured deposit account assets during fiscal 2008 compared to fiscal 2007.

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

Expenses

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

Losses on money market funds and client guarantees during fiscal 2008 consists of $27.0 million and $8.6 million of estimated client and corporate investment losses, respectively, resulting from the net asset value of two money market mutual funds managed by The Reserve, an independent mutual fund company, declining below $1.00 per share in September 2008. The client losses result from our announced commitment of up to $55 million to mitigate client losses in these funds in the event clients receive less than $1.00 per share upon the orderly liquidation of the funds. This commitment is discussed further under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 17 — Commitments and Contingencies.

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

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2009 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs in fiscal 2010 primarily from our earnings, cash and short-term investments on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.

On July 20, 2009, our broker-dealer subsidiary, TD AMERITRADE, Inc. (“TDA Inc.”), entered into settlement agreements with the SEC and other regulatory authorities, in which we agreed to extend an offer to purchase eligible auction rate securities (“ARS”) from certain current and former account holders. The offer commenced on August 10, 2009. Through October 26, 2009, we had received tenders of eligible ARS with an aggregate par value of approximately $271 million, which we expect to purchase by November 13, 2009. We estimate that, as of October 27, 2009, ARS up to a total par value of approximately $121 million may remain outstanding and eligible for the offer. The ultimate amounts of tendered ARS purchased and remaining ARS eligible for the tender offer may decrease due to issuer redemptions. We plan to complete all repurchases no later than June 30, 2010. ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process. In February 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. Funds from ARS are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Substantial delays in the sale or redemption of our ARS holdings could adversely affect our liquidity and require us to borrow on our lines of credit or seek alternative financing.

Dividends from our subsidiaries are a source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”) and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.

Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For clearing broker-dealers, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits,” which primarily are a function of client margin balances at our clearing broker-dealer subsidiary. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to our broker-dealer subsidiaries, if necessary, to meet minimum net capital requirements.

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

	September 30,
	2009	2008	Change

Cash and cash equivalents	$791,211	$674,135	$117,076
Less: Broker-dealer cash and cash equivalents	(473,996)	(418,626)	(55,370)
Trust company cash and cash equivalents	(25,143)	(61,430)	36,287
Investment advisory cash and cash equivalents	(18,935)	(9,447)	(9,488)

Corporate cash and cash equivalents	273,137	184,632	88,505

Plus: Corporate short-term investments	49,496	14,491	35,005
Excess trust Tier 1 capital	4,658	102,427	(97,769)
Excess broker-dealer regulatory net capital	814,836	486,625	328,211

Liquid assets	$1,142,127	$788,175	$353,952

The increase in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2008	$788,175

Plus: Pre-tax income	1,059,405
Cash provided by stock option exercises	37,229
Corporate cash and cash equivalents acquired in business combinations	15,389
Proceeds from the sale of other investments available-for-sale	11,688
Reduction of net capital requirements due to decrease in aggregate debits	48,787
Excess broker-dealer net capital acquired in business combinations	42,675
Other changes in working capital and regulatory net capital	434,502

Less: Income taxes paid	(359,666)
Purchase of property and equipment	(86,698)
Purchase of treasury stock	(466,144)
Principal payments on long-term debt and capital lease obligations	(116,502)
Cash paid in business combinations	(266,713)

Liquid assets as of September 30, 2009	$1,142,127

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

The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility, the interest rate margin for LIBOR loans is 1.50% if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25% if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00% if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00% less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50% or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) 0.50%. On September 30, 2009, the applicable interest rates on the Term A Facility and the Term B Facility were 1.49% and 1.74%, respectively, based on 30-day LIBOR. We had outstanding indebtedness of approximately $0.1 billion and $0.2 billion under the Term A Facility as of September 30, 2009 and 2008, respectively, and outstanding indebtedness of approximately $1.3 billion under the Term B Facility as of September 30, 2009 and 2008. There were no borrowings outstanding under the Revolving Facility as of September 30, 2009 and 2008. The Financings also provide that we are obligated to pay letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that we pay fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by us and the issuing bank. A commitment fee at the rate of 0.375% per annum accrues on any unused amount of the Revolving Facility.

On November 5, 2009, we entered into an amendment to the January 23, 2006 credit agreement to extend the term of the Revolving Facility to December 31, 2012. Under the amended agreement, the applicable interest rate for Base Rate loans on the Revolving Facility will be calculated as a per annum rate equal to (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% and (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin. The interest rate margin will range from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to our public debt ratings. The commitment fee will range from 0.225% to 0.75%, determined by reference to our public debt ratings. As of November 5, 2009, the interest rate margin would be 2.5% for LIBOR loans and 1.5% for Base Rate loans, and the commitment fee would be 0.375% per annum, each determined by reference to our current Standard & Poor’s public debt rating of BBB+.

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

The Financings contain covenants that may limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also may restrict the payment of dividends on our outstanding capital stock and repurchases or redemptions of our outstanding capital stock. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We were in compliance with all covenants under the Financings as of September 30, 2009.

During fiscal 2007, we entered into two amendments to the January 23, 2006 credit agreement to allow us to repurchase additional shares of our outstanding common stock and to change our fiscal year end to September 30. We paid approximately $1.2 million of additional debt issuance costs to effect the amendments.

Our wholly-owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of September 30, 2009 and 2008. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of September 30, 2009 and 2008. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2009 and 2008. As of September 30, 2009 and 2008, approximately $780 million was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

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

On February 17, 2009, we entered into a stock purchase agreement with Marlene M. Ricketts and the Joe and Marlene Ricketts Grandchildren’s Trust to purchase approximately 34 million shares of common stock of the Company for approximately $403 million in cash ($11.85 per share). The purchase of the stock occurred on February 20, 2009. The number of shares of common stock under the stock purchase agreement consisted of approximately 4.4 million shares remaining under the 2006 stock repurchase program, 28.3 million shares that were authorized to be repurchased in connection with the thinkorswim acquisition and approximately 1.3 million of incremental shares authorized by our board of directors at the time of the stock purchase agreement.

From the inception of the 2006 stock repurchase program through the completion of our stock repurchase programs in February 2009, we repurchased a total of approximately 61.6 million shares at a weighted-average purchase price of $13.94 per share under the stock repurchase programs and stock purchase agreement described above.

On August 11, 2009, our board of directors authorized the repurchase of up to 15 million additional shares of common stock in the event management determines to initiate further repurchases. No repurchase program has been initiated and no shares have been repurchased under the new authorization.

Off-Balance Sheet Arrangements

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Auction Rate Securities Matters” and “Guarantees” under Note 17 — Commitments and Contingencies and “Money Market Deposit Account Agreement” under Note 20 — Related Party Transactions. The MMDA agreement accounts for a significant percentage of our net revenues (24% of our net revenues for the fiscal year ended September 30, 2009) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2009 (dollars in thousands):

		Payments Due by Period (Fiscal Years):
		Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2010	2011-12	2013-14	After 2014

Long-term debt obligations(1)	$1,495,669	$86,894	$136,980	$1,271,795	$—
Capital lease obligations	30,664	11,028	13,056	6,580	—
Operating lease obligations	311,542	50,152	80,666	68,562	112,162
Purchase obligations	154,576	92,651	34,160	9,927	17,838
Deferred compensation(2)	17,991	17,991	—	—	—
Employee severance and involuntary termination costs(3)	8,478	7,128	1,200	150	—
Income taxes payable(4)	358,555	358,555	—	—	—
Obligation under ARS settlement agreements(5)	392,560	392,560	—	—	—
Obligation for client losses on money market funds(6)	26,994	26,994	—	—	—

Total	$2,797,029	$1,043,953	$266,062	$1,357,014	$130,000

(1)	Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Financings and other long-term debt obligations. The Financings are also subject to certain mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Pursuant to the Financings, we may prepay borrowings without penalty. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments. Actual amounts of interest may vary depending on principal prepayments and changes in variable interest rates.

(2)	Our obligation to Joseph H. Moglia, our Chairman and former CEO, for deferred compensation will become payable not sooner than the day after Mr. Moglia’s employment with the Company terminates. The obligation is presented in the fiscal 2010 column as the entire amount of the compensation has already been earned by Mr. Moglia.

(3)	Represents exit and involuntary termination costs incurred in connection with the planned consolidation of certain functions following the thinkorswim and TD Waterhouse acquisitions.

(4)	A significant portion of our income taxes payable as of September 30, 2009 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

(5)	Represents our estimated maximum obligation under settlement agreements with the SEC and other regulatory authorities regarding TDA Inc.’s offer and sale of auction rate securities. Under the settlement agreements, we agreed to extend an offer to purchase eligible ARS from certain current and former account holders. In addition, we will make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. We will reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs.

(6)	During September 2008, the net asset value of two money market mutual funds held by some of our clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced that it was suspending redemptions of these funds to effect an orderly liquidation. We announced a commitment of up to $55 million to protect our clients’ positions in these funds. In the event our clients receive less than $1.00 per share for these funds upon an orderly liquidation, we have committed up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other public information, we have accrued an estimated fair value of $27.0 million for this obligation as of September 30, 2009.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC“or“Codification”) — On September 30, 2009, we adopted FASB Statement No. 168, The FASB Accounting Standards Codificationtm and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. We implemented the Codification in the consolidated financial statements by providing references to the ASC topics.

ASC 820-10 — On October 1, 2008, we adopted ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will not adopt ASC 820-10 until October 1, 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

ASC 855-10 — Effective April 1, 2009, we adopted ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

ASC 805 — In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. We will evaluate the impact of ASC 805 on any potential future business combinations that may occur on or after the effective date.

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

Interest Rate Risk

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our insured deposit account sweep arrangement with TD Bank USA and on money market mutual funds, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.

We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with the insured deposit account sweep arrangement. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.

During fiscal 2009, the Federal Open Market Committee lowered the federal funds rate to between 0% and 0.25%. Due to the near-zero short-term interest rate environment, we have performed a simulation of a hypothetical increase in interest rates. This simulation assumes that the asset and liability structure of the Consolidated Balance Sheet and the insured deposit account sweep arrangement would not be changed as a result of a simulated change in interest rates. The result of the simulation based on our financial position as of September 30, 2009 indicates that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $127 million higher pre-tax income.

Market Risk on Auction Rate Securities Guarantee

On July 20, 2009, we entered into settlement agreements with the SEC and other regulatory authorities, in which we agreed to extend an offer to purchase eligible ARS from certain current and former account holders. The offer commenced on August 10, 2009, and we expect to complete all repurchases no later than June 30, 2010. The Company is accounting for the ARS settlement as a financial guarantee. As of September 30, 2009, we estimate that a hypothetical 10% decrease in the fair value of the ARS subject to the offer would reduce our pre-tax income by approximately $30 million.

Other Market Risks

Our revenues and financial instruments are denominated in U.S. dollars. We generally do not invest in derivative instruments, except for economic hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD AMERITRADE Holding Corporation

We have audited the accompanying consolidated balance sheets of TD AMERITRADE Holding Corporation (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD AMERITRADE Holding Corporation at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD AMERITRADE Holding Corporation’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Minneapolis, Minnesota
November 13, 2009

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and 2008

	2009	2008
	(In thousands)

ASSETS
Cash and cash equivalents	$791,211	$674,135
Short-term investments	52,071	369,133
Cash and investments segregated in compliance with federal regulations	5,813,862	260,000
Receivable from brokers, dealers and clearing organizations	1,777,741	4,177,149
Receivable from clients, net of allowance for doubtful accounts:
2009 — $12.9 million; 2008 — $20.3 million	5,712,261	6,933,926
Receivable from affiliates	92,974	179,633
Other receivables, net of allowance for doubtful accounts:
2009 — $0.6 million; 2008 — $2.2 million	73,921	89,486
Securities owned, at fair value	23,405	60,645
Property and equipment, net of accumulated depreciation and amortization:
2009 — $91.3 million; 2008 — $75.4 million	238,256	153,208
Goodwill	2,472,098	1,947,102
Acquired intangible assets, net of accumulated amortization:
2009 — $267.9 million; 2008 — $194.0 million	1,224,722	1,013,679
Deferred income taxes	17,161	17,158
Other investments	820	12,768
Other assets	81,307	63,500

Total assets	$18,371,810	$15,951,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,491,617	$5,769,676
Payable to clients	9,914,823	5,070,671
Accounts payable and accrued liabilities	700,786	569,788
Payable to affiliates	3,724	3,637
Deferred revenue	72,134	1,637
Long-term debt	1,414,900	1,444,000
Capitalized lease obligations	28,565	544
Deferred income taxes	193,978	166,531

Total liabilities	14,820,527	13,026,484

Stockholders’ equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized;
631,381,860 shares issued; 2009 — 587,109,497 outstanding;
2008 — 593,130,521 outstanding	6,314	6,314
Additional paid-in capital	1,574,638	1,613,700
Retained earnings	2,530,117	1,886,412
Treasury stock, common, at cost: 2009 — 44,272,363 shares;
2008 — 38,251,339 shares	(559,883)	(580,664)
Deferred compensation	171	146
Accumulated other comprehensive loss	(74)	(870)

Total stockholders’ equity	3,551,283	2,925,038

Total liabilities and stockholders’ equity	$18,371,810	$15,951,522

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share amounts)

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,253,154	$1,017,456	$813,786
Asset-based revenues:
Interest revenue	362,076	799,189	1,013,600
Brokerage interest expense	(15,165)	(249,616)	(455,467)

Net interest revenue	346,911	549,573	558,133

Insured deposit account fees	568,084	628,716	535,381
Investment product fees	184,341	309,420	232,177

Total asset-based revenues	1,099,336	1,487,709	1,325,691

Other revenues	55,436	32,191	37,469

Net revenues	2,407,926	2,537,356	2,176,946

Expenses:
Employee compensation and benefits	511,170	503,297	429,820
Fair value adjustments of compensation-related derivative instruments	—	764	(3,193)
Clearing and execution costs	70,877	44,620	79,681
Communications	83,121	69,564	82,173
Occupancy and equipment costs	124,296	101,787	84,294
Depreciation and amortization	45,891	36,899	26,237
Amortization of acquired intangible assets	73,870	59,275	54,469
Professional services	127,572	108,271	83,995
Interest on borrowings	40,070	78,447	118,173
Other	58,701	62,934	46,809
Advertising	197,121	173,296	145,666
Losses on money market funds and client guarantees	13,829	35,628	—

Total expenses	1,346,518	1,274,782	1,148,124

Income before other income (expense) and income taxes	1,061,408	1,262,574	1,028,822

Other income (expense):
Gain (loss) on sale of investments	(2,003)	928	5,881

Pre-tax income	1,059,405	1,263,502	1,034,703
Provision for income taxes	415,700	459,585	388,803

Net income	$643,705	$803,917	$645,900

Earnings per share — basic	$1.11	$1.35	$1.08
Earnings per share — diluted	$1.10	$1.33	$1.06
Weighted average shares outstanding — basic	578,972	593,746	598,503
Weighted average shares outstanding — diluted	587,252	603,133	608,263

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2009, 2008 and 2007

	Total							Accumulated
	Common	Total		Additional				Other
	Shares	Stockholders’	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)
	(In thousands)

Balance, September 29, 2006	607,626	$1,730,234	$6,314	$1,591,610	$440,762	$(312,410)	$662	$3,296
Net income	—	645,900	—	—	645,900	—	—	—
Net unrealized investment gain, net of $10,000 tax	—	23	—	—	—	—	—	23
Reclassification adjustment for realized gain on investment securities included in net income, net of $1.8 million tax	—	(2,939)	—	—	—	—	—	(2,939)
Foreign currency translation	—	230	—	—	—	—	—	230

Total comprehensive income		643,214

Repurchases of common stock	(15,254)	(258,637)	—	—	—	(258,637)	—	—
Issuances of common stock	10	149	—	8	—	141	—	—
Options exercised, including tax benefit	2,204	20,881	—	(11,754)	—	32,635	—	—
Deferred compensation	102	898	—	412	—	724	(238)	—
Stock-based compensation expense	—	18,182	—	18,175	—	—	7	—

Balance, September 30, 2007	594,688	2,154,921	6,314	1,598,451	1,086,662	(537,547)	431	610
Net income	—	803,917	—	—	803,917	—	—	—
Net unrealized investment loss, net of $0.6 million tax	—	(1,028)	—	—	—	—	—	(1,028)
Reclassification adjustment for realized gain on investment securities included in net income, net of $0.2 million tax	—	(340)	—	—	—	—	—	(340)
Foreign currency translation	—	(112)	—	—	—	—	—	(112)

Total comprehensive income		802,437

Cumulative effect of adopting Financial Accounting Standards Board Interpretation No. 48 (ASC 740-10)	—	(4,167)	—	—	(4,167)	—	—	—
Repurchases of common stock	(4,123)	(74,568)	—	—	—	(74,568)	—	—
Issuances of common stock	3	52	—	13	—	39	—	—
Options exercised, including tax benefit	2,523	22,506	—	(8,594)	—	31,100	—	—
Deferred compensation	40	187	—	167	—	312	(292)	—
Stock-based compensation expense	—	23,670	—	23,663	—	—	7	—

Balance, September 30, 2008	593,131	2,925,038	6,314	1,613,700	1,886,412	(580,664)	146	(870)
Net income	—	643,705	—	—	643,705	—	—	—
Net unrealized investment loss, net of $0.2 million tax	—	(302)	—	—	—	—	—	(302)
Reclassification adjustment for realized loss on investment securities included in net income, net of $0.8 million tax	—	1,330	—	—	—	—	—	1,330
Foreign currency translation	—	(232)	—	—	—	—	—	(232)

Total comprehensive income		644,501

Acquisition of thinkorswim Group Inc.	27,083	385,639	—	(24,209)	—	409,848	—	—
Repurchases of common stock	(39,030)	(466,144)	—	—	—	(466,144)	—	—
Issuances of common stock	1,557	—	—	(18,412)	—	18,412	—	—
Options exercised, including tax benefit	4,366	37,227	—	(21,411)	—	58,638	—	—
Deferred compensation	2	2	—	(49)	—	27	24	—
Stock-based compensation expense	—	25,020	—	25,019	—	—	1	—

Balance, September 30, 2009	587,109	$3,551,283	$6,314	$1,574,638	$2,530,117	$(559,883)	$171	$(74)

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2009, 2008 and 2007

	2009	2008	2007
		(In thousands)

Cash flows from operating activities:
Net income	$643,705	$803,917	$645,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,891	36,899	26,237
Amortization of acquired intangible assets	73,870	59,275	54,469
Deferred income taxes	(70,674)	(96,238)	20,564
(Gain) loss on sale of investments	2,003	(928)	(5,881)
Gain on sale of businesses	—	—	(2,677)
Loss on disposal of property	6,285	5,145	657
Losses on money market funds and client guarantees	13,829	35,628	—
Fair value adjustments of derivative instruments	—	764	(3,193)
Stock-based compensation	25,020	23,670	18,182
Excess tax benefits on stock-based compensation	(8,743)	(13,448)	(10,337)
Other, net	874	(4)	(2,346)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(5,553,862)	(260,000)	1,561,910
Receivable from brokers, dealers and clearing organizations	2,415,389	2,574,088	(2,184,712)
Receivable from clients, net	1,222,255	794,043	(757,135)
Receivable from/payable to affiliates, net	98,065	(99,732)	(57,041)
Other receivables, net	32,852	10,920	(3,004)
Securities owned	36,717	(43,287)	(10,939)
Proceeds from sale of broker-dealer investments in equity securities	—	—	1,726
Other assets	(4,077)	(7,524)	(126)
Payable to brokers, dealers and clearing organizations	(3,278,059)	(2,621,996)	1,369,063
Payable to clients	4,844,153	(242,905)	(99,405)
Accounts payable and accrued liabilities	45,425	46,284	11,558
Deferred revenue	9,738	(9,155)	5,286

Net cash provided by operating activities	600,656	995,416	578,756

Cash flows from investing activities:
Purchase of property and equipment	(86,698)	(98,836)	(59,957)
Cash and cash equivalents acquired in business combinations	86,423	623,837	—
Cash paid in business combinations	(266,713)	(274,470)	(3,307)
Cash received in sale of businesses, net	599	—	2,677
Purchase of short-term investments	(1,100)	(329,759)	(507,050)
Proceeds from sale and maturity of short-term investments	1,100	894,277	495,525
Reclassification of money market funds to short-term investments	—	(368,066)	—
Proceeds from redemption of money market funds	317,015	—	—
Proceeds from sale of other investments available-for-sale	11,688	5,226	10,402
Other	(146)	10	(16)

Net cash provided by (used in) investing activities	62,168	452,219	(61,726)

Cash flows from financing activities:
Payment of debt issuance costs	—	—	(1,245)
Principal payments on long-term debt	(111,500)	(34,375)	(225,000)
Decrease in trust account deposits	—	(1,097,808)	—
Principal payments on capital lease obligations	(5,002)	(3,029)	(3,764)
Proceeds from exercise of stock options	28,486	9,220	10,887
Purchase of treasury stock	(466,144)	(74,568)	(258,637)
Excess tax benefits on stock-based compensation	8,743	13,448	10,337

Net cash used in financing activities	(545,417)	(1,187,112)	(467,422)

Effect of exchange rate changes on cash and cash equivalents	(331)	(175)	529

Net increase in cash and cash equivalents	117,076	260,348	50,137
Cash and cash equivalents at beginning of year	674,135	413,787	363,650

Cash and cash equivalents at end of year	$791,211	$674,135	$413,787

Supplemental cash flow information:
Interest paid	$60,680	$346,657	$575,925
Income taxes paid	$359,666	$463,379	$308,734
Tax benefit on exercises and distributions of stock-based compensation	$9,711	$13,517	$10,463
Noncash investing and financing activities:
Issuance of capital lease obligations	$32,780	$—	$—
Issuance of long-term debt in exchange for equipment	$8,400	$—	$—
Issuance of common stock in business combinations	$362,967	$—	$—

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2009, 2008 and 2007

1.	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation, a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated. The Company evaluated subsequent events through November 13, 2009, the date on which this annual report on Form 10-K was filed with the Securities and Exchange Commission (“SEC”).

Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries. The Company provides trustee, custodial and other trust-related services to retirement plans and other custodial accounts through its state-chartered trust company subsidiary. The Company’s education subsidiary provides a comprehensive suite of investor education products and services. The Company also provides cash sweep products through third-party banking relationships.

The Company’s broker-dealer subsidiaries are subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”) and the various exchanges in which they maintain membership. Dividends from the Company’s broker-dealer and trust subsidiaries are a source of liquidity for the holding company. Requirements of the SEC, FINRA and CFTC relating to liquidity, net capital standards and the use of client funds and securities may limit funds available for the payment of dividends from the broker-dealer subsidiaries to the holding company. State regulatory requirements may limit funds available for the payment of dividends from the trust subsidiary to the holding company.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC“or“Codification”) — On September 30, 2009, the Company adopted FASB Statement No. 168, The FASB Accounting Standards Codificationtm and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the ASC topics.

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

Cash and Cash Equivalents — The Company considers temporary, highly-liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated in compliance with federal regulations. The carrying amounts of cash and cash equivalents on the Consolidated Balance Sheets approximate fair value.

Cash and Investments Segregated in Compliance with Federal Regulations — Cash and investments segregated in compliance with federal regulations consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations. Funds can be held in cash, reverse repurchase agreements, fixed rate U.S. Treasury securities and other qualified securities. Reverse repurchase agreements (securities purchased under agreements to resell) are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be resold, plus accrued interest. The Company’s reverse repurchase agreements are collateralized by U.S. Treasury securities.

Securities Borrowed and Securities Loaned — Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees earned or incurred by the Company are recorded as interest revenue and brokerage interest expense, respectively, on the Consolidated Statements of Income. The related interest receivable from and the brokerage interest payable to broker-dealers are included in other receivables and in accounts payable and accrued liabilities, respectively, on the Consolidated Balance Sheets.

Receivable from/Payable to Clients — Receivable from clients primarily consists of margin loans to brokerage clients and is carried at the amount receivable, net of an allowance for doubtful accounts. Payable to clients primarily consists of client cash held in brokerage accounts and is carried at the amount of client cash on deposit. The Company earns interest revenue and pays interest expense on its receivable from client and payable to client balances, respectively. The interest revenue and expense are included in net interest revenue on the Consolidated Statements of Income.

Investments — The Company’s investments in marketable securities are carried at fair value and are designated as available-for-sale, except for securities owned by the Company’s broker-dealer subsidiaries, which are accounted for as trading investments. Unrealized gains and losses on available-for-sale investments, net of deferred income taxes, are reflected as accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale investments are determined on the specific identification method and are reflected on the Consolidated Statements of Income. Unrealized gains and losses on securities accounted for as trading investments are reflected currently on the Consolidated Statements of Income. Investments in equity securities are accounted for under the equity method when the Company has the ability to exercise significant influence over the investee’s operating and financial policies. The cost method is used for non-marketable investments that do not meet equity method criteria. Declines in fair value of investments that are considered other than temporary are accounted for as realized losses.

Depreciation and Amortization — Depreciation is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

Software Development  — From the date technological feasibility has been established until beta testing is complete, software development costs are capitalized and included in property and equipment. Once the product is fully functional, such costs are amortized in accordance with the Company’s normal accounting policies. Software development costs that do not meet capitalization criteria are expensed as incurred.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. Long-lived assets classified as “held for sale,” if any, are reported at the lesser of carrying amount or fair value less cost to sell.

Income Taxes — The Company files a consolidated U.S. income tax return with its subsidiaries on a calendar year basis, combined returns for state tax purposes where required and certain of its subsidiaries file separate state income tax returns where required. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Uncertain tax positions are recognized if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The amount of tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

Capital Stock — The authorized capital stock of the Company consists of a single class of common stock and one or more series of preferred stock as may be authorized for issuance by the Company’s board of directors. Voting, dividend, conversion and liquidation rights of the preferred stock would be established by the board of directors upon issuance of such preferred stock.

Stock-Based Compensation — The Company measures and recognizes compensation expense based on estimated grant date fair values for all stock-based payment arrangements.  Stock-based compensation expense is based on awards expected to vest and therefore is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates.

Deferred Compensation — Company common stock held in a rabbi trust pursuant to a Company deferred compensation plan is recorded at the fair value of the stock at the time it is transferred to the rabbi trust and is classified as treasury stock. The corresponding deferred compensation liability is recorded as a component of stockholders’ equity.

Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries that are denominated in a foreign currency are translated into U.S. dollars using the exchange rate in effect at each period end. Results of operations are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

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

Insured Deposit Account Fees — Insured deposit account fees consist of revenues resulting from the Money Market Deposit Account (“MMDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”) and are recognized in the period earned. Under the MMDA agreement, TD Bank USA makes available to clients of the Company’s broker-dealer subsidiaries FDIC-insured deposit accounts as designated sweep vehicles. With respect to the insured deposit accounts, the Company’s broker-dealer subsidiaries provide marketing and support services and act as

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record-keeper for TD Bank USA and as agent for clients. In exchange for these services, TD Bank USA pays the Company’s broker-dealer subsidiaries a fee based on the yield earned on the client insured deposit account assets, less the actual interest cost paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums. The MMDA agreement is described further in Note 20.

Investment Product Fees — Investment product fee revenue is recognized in the period earned and consists of revenues earned on client assets invested in money market mutual funds, other mutual funds and certain Company-sponsored investment programs.

Education Revenue Recognition — The Company recognizes education revenue in accordance with ASC 605, Revenue Recognition. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured. Education revenue is included in other revenues on the Consolidated Statements of Income.

The Company sells investor education products separately and in various bundles that contain multiple deliverables including on-demand coaching services, website subscriptions, educational workshops, online courses and other products and services. In accordance with ASC 605-25, Multiple-Element Arrangements, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (a) the product has value to the client on a standalone basis; (b) there is objective and reliable evidence of the fair value of undelivered items; and (c) delivery or performance of any undelivered item is probable and substantially in the Company’s control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, the Company offers these products bundled together at a discount. The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement. Deferred revenue arises because the payments are received before the services have been rendered. Deferred revenue is generally recognized into revenue for each element over the period that the services are performed or the time that the contract period expires.

The Company provides some limited rights of return in connection with investor education products and services. The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which is included in deferred revenue on the Consolidated Balance Sheets.

Advertising — The Company expenses advertising costs the first time the advertising takes place.

Derivatives and Hedging Activities — The Company occasionally utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently on the Consolidated Statements of Income. The Company had no derivative instruments as of September 30, 2009.

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

Reclassifications — Approximately $0.2 million has been reclassified from receivable from affiliates to receivable from brokers, dealers and clearing organizations as of September 30, 2008 on the Consolidated Balance Sheets. Approximately $15.0 million has been reclassified from payable to affiliates to payable to brokers, dealers

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and clearing organizations as of September 30, 2008 on the Consolidated Balance Sheets. Approximately $1.6 million has been reclassified from accounts payable and accrued liabilities to deferred revenue as of September 30, 2008 on the Consolidated Balance Sheets. Each of these reclassifications was made in order to conform to the current financial statement presentation.

Recently Adopted Accounting Pronouncements

ASC 820-10 — On October 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not adopt ASC 820-10 until October 1, 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

ASC 855-10 — Effective April 1, 2009, the Company adopted ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

ASC 805 — In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The Company will evaluate the impact of ASC 805 on any potential future business combinations that may occur on or after the effective date.

2.	Business Combinations

On June 11, 2009, the Company completed the acquisition of thinkorswim Group Inc. (“thinkorswim”) for approximately 27.1 million shares of Company common stock and approximately $225.4 million in cash. thinkorswim offers online brokerage, investor education and related financial products and services for self-directed investors and active traders. The Company’s consolidated financial statements include the results of operations for thinkorswim beginning June 12, 2009.

The preliminary purchase price for thinkorswim was comprised of the following (dollars in thousands):

Common stock issued	$362,967
Cash paid at closing	225,447
Cash and cash equivalents acquired	(86,423)
Long-term debt assumed(1)	74,000
Fair value of assumed stock-based compensation awards	22,672
Acquisition costs	9,050
Exit and involuntary termination costs	6,917

Total preliminary purchase price	$614,630

(1)	Immediately following the closing of the acquisition, the Company repaid the entire $74.0 million of long-term debt.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocation for thinkorswim is summarized as follows (dollars in thousands):

Receivable from brokers, dealers and clearing organizations	$16,707
Receivable from clients	721
Other receivables, net	25,521
Securities owned, at fair value	298
Property and equipment	17,768
Goodwill	485,999
Acquired intangible assets	295,574
Other assets	5,339

Total assets acquired	847,927

Accounts payable and accrued liabilities	(75,290)
Deferred revenue	(60,759)
Capitalized lease obligations	(243)
Deferred income taxes	(97,005)

Total liabilities assumed	(233,297)

Total preliminary purchase price allocated	$614,630

Based on results of an independent valuation, the Company allocated approximately $295.6 million of the purchase price to acquired intangible assets. The following table summarizes the major classes of thinkorswim acquired intangible assets and the respective weighted-average amortization periods (dollars in thousands):

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

Balance as of September 30, 2007	$1,768,867
Goodwill recorded in acquisition of Fiserv Trust Company	175,295
Purchase accounting adjustments, net of income taxes(1)	3,009
Tax benefit of option exercises(2)	(69)

Balance as of September 30, 2008	1,947,102
Goodwill recorded in acquisition of thinkorswim Group Inc. (see Note 2)	485,999
Fiserv Trust Company earn-out payment	41,266
Purchase accounting adjustments, net of income taxes(3)	(1,300)
Tax benefit of option exercises(2)	(969)

Balance as of September 30, 2009	$2,472,098

(1)	Purchase accounting adjustments for fiscal 2008 primarily consist of $6.2 million of net adjustments to accruals for uncertain tax positions relating to the TD Waterhouse Group, Inc. (“TD Waterhouse”) acquisition in fiscal 2006 and the Datek Online Holdings Corp. (“Datek”) merger in fiscal 2002, partially offset by adjustments of $2.8 million (net of income taxes) decreasing exit liabilities related to the acquisition of TD Waterhouse.

(2)	Represents the tax benefit realized on replacement stock awards that were issued in connection with the Datek merger and the thinkorswim acquisition. The tax benefit realized on a stock award is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement award in the purchase accounting. To the extent any gain realized on a stock award exceeds the fair value of the replacement award recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

(3)	Purchase accounting adjustments for fiscal 2009 primarily consist of $0.8 million (net of income taxes) of adjustments decreasing exit liabilities related to the TD Waterhouse acquisition, $0.3 million (net of income taxes) of adjustments to liabilities related to the Fiserv Trust Company acquisition and $0.2 million of net adjustments to accruals for uncertain tax positions relating to the TD Waterhouse acquisition and the Datek merger.

Acquired intangible assets consist of the following (dollars in thousands):

	September 30,
	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$1,230,469	$(261,183)	$969,286	$1,062,046	$(194,041)	$868,005
Technology and content	100,904	(4,509)	96,395	—	—	—
Trade names	10,100	(1,658)	8,442	—	—	—
Non-competition agreement	5,486	(561)	4,925	—	—	—
Trademark license	145,674	—	145,674	145,674	—	145,674

	$1,492,633	$(267,911)	$1,224,722	$1,207,720	$(194,041)	$1,013,679

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on acquired intangible assets was $73.9 million, $59.3 million and $54.5 million for fiscal years 2009, 2008 and 2007, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2009 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense

2010	$100,463
2011	96,714
2012	92,897
2013	91,630
2014	91,170
Thereafter (to 2025)	606,174

Total	$1,079,048

4.	Cash and Cash Equivalents

The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	September 30,
	2009	2008

Corporate	$273,137	$184,632
Broker-dealer subsidiaries	473,996	418,626
Trust company subsidiaries	25,143	61,430
Investment advisory subsidiaries	18,935	9,447

Total	$791,211	$674,135

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

As of September 30, 2008, the Company had holdings with a fair value of approximately $585.5 million in the Primary Fund, a money market mutual fund managed by The Reserve, an independent mutual fund company. In September 2008, the net asset value of the Primary Fund declined below $1.00 per share and the fund announced it was liquidating under the supervision of the SEC. In order to facilitate an orderly liquidation, the SEC allowed the fund to suspend redemptions until the fund could liquidate portfolio securities without further impairing the net asset value. As of September 30, 2008, the Company classified approximately $217.4 million of its Primary Fund holdings as cash and cash equivalents, based on its estimated share of the partial redemption. The remaining $368.1 million of the Company’s Primary Fund holdings was reclassified to short-term investments, due to

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainty as to whether these holdings could be converted to cash within three months. During fiscal 2009, the Company received $534.5 million of cash as The Reserve redeemed approximately 90% of the shares of the fund. The Company recorded an impairment loss of $8.6 million during fiscal 2008 on its investment in the Primary Fund, which is included in losses on money market funds and client guarantees on the Consolidated Statements of Income. The Company cannot predict when The Reserve will redeem the remaining shares of the fund.

6.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in thousands):

	September 30,
	2009	2008

Receivable:
Deposits paid for securities borrowed	$1,591,706	$3,703,471
Broker-dealers	11,777	33,610
Clearing organizations	163,982	413,158
Securities failed to deliver	10,276	26,910

Total	$1,777,741	$4,177,149

Payable:
Deposits received for securities loaned	$2,455,833	$5,699,927
Broker-dealers	8,974	8,228
Clearing organizations	5,875	22,418
Securities failed to receive	20,935	39,103

Total	$2,491,617	$5,769,676

7.	Allowance for Doubtful Accounts on Receivables

The following table summarizes activity in the Company’s allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in thousands):

	2009	2008	2007

Beginning balance	$22,482	$19,120	$20,290
Provision for doubtful accounts	1,171	9,780	5,273
Acquired in business combinations	272	401	—
Write-off of doubtful accounts	(10,389)	(6,819)	(6,443)

Ending balance	$13,536	$22,482	$19,120

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	September 30,
	2009	2008

Leasehold improvements	$84,230	$58,495
Software	69,020	46,016
Computer equipment	128,284	88,031
Other property and equipment	48,065	36,059

	329,599	228,601
Less: Accumulated depreciation and amortization	(91,343)	(75,393)

Property and equipment, net	$238,256	$153,208

9.	Other Investments

The Company’s other investments are summarized in the following table (dollars in thousands):

	September 30,
	2009	2008

Available-for-sale investments, at fair value:
Marketable equity securities	$—	$2,094
Auction rate securities	—	10,000

Total available-for-sale investments	—	12,094

Other investments, at cost	820	674

Total other investments	$820	$12,768

Available-for-sale investments in marketable equity securities included gross unrealized losses of $1.6 million as of September 30, 2008, which are included in accumulated other comprehensive loss on the Consolidated Balance Sheets.

Auction rate securities (“ARS”) are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process, which occurs every seven to 35 days. Holders of ARS may liquidate their holdings to prospective buyers by participating in the auctions. ARS do not qualify as cash equivalents because they have long-term maturity dates and there is no guarantee that holders will be able to liquidate their holdings through the auction process. During fiscal 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. As of September 30, 2008, the Company had $10 million invested in ARS, which was reclassified to other investments in the Consolidated Balance Sheets due to the failure of the auctions. During fiscal 2009, the Company’s $10 million investment in ARS was redeemed by the issuer and no gain or loss was recognized.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Employee	Clearing and		Occupancy	Professional
	Compensation	Execution	Communications	and Equipment	Services	Total

Balance, Sept. 29, 2006	$26,676	$10,073	$—	$23,168	$1,334	$61,251
Fiscal 2007 activity:
Exit costs recorded	20,569	579	57	3,393	9,674	34,272
Utilized	(38,408)	(3,851)	(57)	(4,121)	(8,103)	(54,540)
Adjustments	(1,447)	(1,801)	—	(1,401)	(2,674)	(7,323)

Balance, Sept. 30, 2007	7,390	5,000	—	21,039	231	33,660
Fiscal 2008 activity:
Exit costs recorded	—	—	—	—	649	649
Utilized	(4,815)	(5,000)	—	(3,912)	(880)	(14,607)
Adjustments	—	—	—	(4,385)	—	(4,385)

Balance, Sept. 30, 2008	2,575	—	—	12,742	—	15,317
Fiscal 2009 activity:
Exit costs recorded	6,847	—	—	70	—	6,917
Utilized	(868)	—	—	(2,619)	—	(3,487)
Adjustments	(76)	—	—	(1,266)	—	(1,342)

Balance, Sept. 30, 2009	$8,478	$—	$—	$8,927	$—	$17,405

The exit costs recorded during fiscal 2007 relate to purchase accounting adjustments for the acquisition of TD Waterhouse. The exit costs recorded during fiscal 2008 and 2009 relate to the acquisitions of Fiserv Trust Company and thinkorswim, respectively (described in Note 2). Adjustments to purchase accounting estimates arising prior to the one-year anniversaries of the respective acquisitions are reflected in the “exit costs recorded” rows as adjustments to the cost of the acquisitions, and therefore adjusted the amount of goodwill recorded. Adjustments arising on or after the one-year anniversaries of the respective acquisitions are reflected in the “adjustments” rows.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of excess cash flow and from the net cash proceeds of asset sales and debt issuances, subject to certain exceptions. Under the terms of the Financings, the Company may prepay borrowings without penalty.

The applicable interest rate under the Revolving Facility and the Term A Facility is calculated as a per annum rate equal to, at the Company’s option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) an interest rate margin (“Base Rate loans”). With respect to the Revolving Facility and the Term A Facility the interest rate margin for LIBOR loans is 1.50% if the consolidated leverage ratio (as defined in the Financings) of the Company is 1.75 to 1.00 or higher, 1.25% if the consolidated leverage ratio of the Company is less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00, and 1.00% if the consolidated leverage ratio of the Company is less than 1.00 to 1.00. The interest rate margin for Base Rate loans under the Revolving Facility and the Term A Facility is 1.00% less than the interest rate margin for LIBOR loans. The applicable interest rate under the Term B Facility is calculated as a per annum rate equal to (a) LIBOR plus 1.50% or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.50% plus (ii) 0.50%. On September 30, 2009, the applicable interest rates on the Term A Facility and the Term B Facility were 1.49% and 1.74%, respectively, based on 30-day LIBOR. The Company had outstanding indebtedness of approximately $0.1 billion and $0.2 billion under the Term A Facility as of September 30, 2009 and 2008, respectively, and outstanding indebtedness of approximately $1.3 billion under the Term B Facility as of September 30, 2009 and 2008. There were no borrowings outstanding under the Revolving Facility as of September 30, 2009 and 2008. The Financings also provide that the Company is obligated to pay from time to time letter of credit fees equal to the applicable margin in respect of LIBOR advances on each outstanding letter of credit under the Revolving Credit Facility. In addition, the Financings provide that the Company pays fees to the issuing bank in respect of the Letters of Credit in an amount agreed to by the Company and the issuing bank. A commitment fee at the rate of 0.375% per annum accrues on any unused amount of the Revolving Facility.

On November 5, 2009, the Company entered into an amendment to the January 23, 2006 credit agreement to extend the term of the Revolving Facility to December 31, 2012. Under the amended agreement, , the applicable interest rate for Base Rate loans on the Revolving Facility will be calculated as a per annum rate equal to (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% and (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin. The interest rate margin will range from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to the Company’s public debt ratings. The commitment fee will range from 0.225% to 0.75%, determined by reference to the Company’s public debt ratings. As of November 5, 2009, the interest rate margin would be 2.5% for LIBOR loans and 1.5% for Base Rate loans, and the commitment fee would be 0.375% per annum, each determined by reference to the Company’s current Standard & Poor’s public debt rating of BBB+.

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

The Financings contain covenants that may limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness and mergers and consolidations, subject to certain exceptions. The Financings also may restrict the payment of dividends on the Company’s outstanding capital stock and repurchases or redemptions of the Company’s outstanding capital stock. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Financings as of September 30, 2009.

During fiscal 2007, the Company entered into two amendments to its January 23, 2006 credit agreement to allow the Company to repurchase additional shares of its outstanding common stock and to change its fiscal year

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

end to September 30. The Company paid approximately $1.2 million of additional debt issuance costs to effect the amendments.

Fiscal year maturities on long-term debt outstanding at September 30, 2009 are as follows (dollars in thousands):

2010	$60,388
2011	66,762
2012	21,875
2013	1,265,875

Total	$1,414,900

The Company, through its wholly-owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of September 30, 2009 and 2008. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of September 30, 2009 and 2008. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2009 and 2008. As of September 30, 2009 and 2008, approximately $780 million was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

12.	Income Taxes

Provision for income taxes is comprised of the following for fiscal years indicated (dollars in thousands):

	2009	2008	2007

Current expense:
Federal	$438,911	$505,270	$324,315
State	47,113	50,196	43,630
Foreign	350	357	294

	486,374	555,823	368,239

Deferred (benefit) expense:
Federal	(70,656)	(76,843)	15,296
State	(18)	(19,395)	5,268

	(70,674)	(96,238)	20,564

Provision for income taxes	$415,700	$459,585	$388,803

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.4	2.6	3.2
Adjustments to estimated state income taxes	0.5	(0.9)	—
Interest accrued on unrecognized tax benefits, net	0.9	0.1	(0.1)
Reversal of accruals for unrecognized tax benefits	—	(0.3)	(0.3)
Capital loss limitation	0.3	—	—
Other	0.1	(0.1)	(0.2)

	39.2%	36.4%	37.6%

The Company’s effective income tax rate for fiscal year 2009 was 39.2%, compared to 36.4% and 37.6% for fiscal years 2008 and 2007, respectively. The provision for income taxes for fiscal year 2009 was higher than normal due to unfavorable income tax adjustments of $8.9 million resulting from recent state income tax law changes and capital loss limitations on the Company’s Reserve Primary Fund holdings. These items unfavorably impacted the Company’s earnings for fiscal year 2009 by approximately $0.02 per share. The provision for income taxes for fiscal year 2008 was unusually low due to $7.2 million (net of the federal benefit) of favorable resolutions of state income tax matters and $11.1 million (net of the federal benefit) of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for calendar year 2007 and future years. These items favorably impacted the Company’s earnings for fiscal year 2008 by approximately $0.03 per share.

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

	September 30,
	2009	2008

Deferred tax assets:
Accrued liabilities	$104,744	$86,369
Intangible assets, state tax benefit	23,490	28,866
Stock-based compensation	15,575	15,350
Allowance for doubtful accounts	4,936	7,327
Unrealized tax gain on MMDA agreement	164,165	90,497
Operating loss carryforwards	25,958	17,048
Other deferred tax assets	3,138	575

Gross deferred tax assets	342,006	246,032
Less: Valuation allowance	(21,587)	(16,516)

Net deferred tax assets	320,419	229,516

Deferred tax liabilities:
Property and intangible assets	(493,445)	(375,243)
Other deferred tax liabilities	(3,791)	(3,646)

Total deferred tax liabilities	(497,236)	(378,889)

Net deferred tax liabilities	$(176,817)	$(149,373)

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in deferred tax assets above as of September 30, 2009 and 2008, is approximately $17.2 million of deferred tax benefits relating to intangible asset amortization deductions expected to be claimed in various state taxing jurisdictions, which may not be offset by deferred tax liabilities arising from different taxing jurisdictions on the Consolidated Balance Sheets. This amount is presented separately as an asset on the Consolidated Balance Sheets.

The unrealized tax gain on MMDA agreement in the table above is attributable to the tax basis in the Company’s marketing fee associated with the MMDA agreement between the Company and TD Bank USA. The MMDA agreement is described further in Note 20. The tax basis represents the tax gains recorded based on the increase in the fair market values of the underlying securities held by TD Bank USA, which are supported by the client insured deposit account balances. The unrealized tax gains increased significantly during fiscal 2009, due primarily to the fixed rate and duration of certain underlying securities, coupled with a significant decline in market interest rates.

As of September 30, 2009, the Company has recorded a tax benefit for approximately $4.9 million of federal net operating loss carryover that was acquired as part of the thinkorswim acquisition. The net operating loss expires in 2019, and is subject to substantial annual limitations on the utilization of the net operating loss. The amount of tax benefit recorded in the financial statements represents the amount that is more likely than not to be realized within the carryforward period. At September 30, 2009, subsidiaries of the Company have approximately $465 million of separate state operating loss carryforwards, including approximately $88 million acquired as part of the thinkorswim acquisition. These carryforwards expire between fiscal 2010 and 2028. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The increase in the valuation allowance of approximately $5.1 million from September 30, 2008 to September 30, 2009 was comprised of $2.9 million related to additional net operating losses generated at the separate subsidiaries and charged to income tax expense, and approximately $2.2 million recorded in the acquisition of thinkorswim.

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in thousands):

	2009	2008

Beginning balance	$227,025	$135,096
Additions based on tax positions related to the current year	87,894	103,409
Additions for tax positions of prior years	338	555
Reductions for tax positions of prior years	(4,494)	(77)
Reductions due to settlements with taxing authorities	—	(11,082)
Reductions due to lapsed statute of limitations	(508)	(876)

Ending balance	$310,255	$227,025

The balance of unrecognized tax benefits as of September 30, 2009 was $310.3 million ($253.6 million net of the federal benefit on state matters), of which $100.4 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2008 was $227.0 million ($176.3 million net of the federal benefit on state matters), of which $79.5 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2006 through 2008 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009 could decrease by up to $32.1 million ($22.4 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.

The Company’s policy is to recognize interest and penalties related to income tax matters as part of the provision for income taxes on the Consolidated Statements of Income. Interest and penalties recognized on the Consolidated Statements of Income (net of the federal benefit) totaled $12.9 million and $1.3 million for fiscal years 2009 and 2008, respectively. As of September 30, 2009 and 2008, accrued interest and penalties related to unrecognized tax benefits was $40.2 million and $20.6 million, respectively.

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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	September 30,
	2009			2008
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD AMERITRADE Clearing, Inc.	$855,630	$137,943	$717,687	$836,531	$157,458	$679,073
TD AMERITRADE, Inc.	263,957	500	263,457	44,039	250	43,789
thinkorswim, Inc.	43,677	2,376	41,301	N/A	N/A	N/A

Totals	$1,163,264	$140,819	$1,022,445	$880,570	$157,708	$722,862

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) and thinkorswim, Inc. are introducing broker-dealers.

The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $14.7 million and $112.4 million as of September 30, 2009 and 2008, respectively, which exceeded the required Tier 1 capital by $4.7 million and $102.4 million, respectively.

14.	Stock-based Compensation

The Company has four stock incentive plans under which Company stock-based awards may be granted: the Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “1996 Plan”), the 2006 Directors Incentive Plan (the “Directors Plan”), the Ameritrade Holding Corporation 1998 Stock Option Plan (the “1998 Plan”) and the Ameritrade Holding Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The Company also assumed four stock incentive plans (the “thinkorswim Plans”) on June 11, 2009, in connection with the thinkorswim acquisition. New stock awards may not be granted under the thinkorswim Plans.

The 1996 Plan authorizes the award of options to purchase common stock, common stock appreciation rights, shares of common stock, restricted stock units, performance shares and performance units. Under the 1996 Plan, 42,104,174 shares of the Company’s common stock are reserved for issuance to eligible employees. The Directors Plan authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock units and shares of common stock. Under the Directors Plan, 1,830,793 shares of the Company’s common stock are

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserved for issuance to non-employee directors. The 1998 Plan and the 2001 Plan authorize the award of options to purchase common stock. Under the 1998 Plan, 15,502,818 shares of the Company’s common stock are reserved for issuance to employees, consultants or non-employee directors of the Company. Under the 2001 Plan, 18,628,031 shares of the Company’s common stock are reserved for issuance to directors or non-voting observers to the board of directors, officers and employees of the Company. The stock awards assumed in the thinkorswim Plans consist of options to purchase common stock, restricted stock units and restricted stock awards.

Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company’s common stock on the grant date. Stock options generally vest over a one- to four-year period and expire 10 years after the grant date. Restricted Stock Units (“RSUs”) are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period. RSUs granted to non-employee directors generally vest ratably over a three-year period. Performance Restricted Stock Units (“PRSUs”) are a form of RSUs in which the number of shares ultimately received depends on the performance of the Company against specified performance goals, generally over a three-year period. At the end of the performance period, the number of shares of common stock issued is determined by adjusting upward or downward from the target in a range between 0% and 120%. Shares of common stock are issued following the end of the performance period. Restricted Stock Awards (“RSAs”) are awards of Company stock that may not be sold, assigned, transferred, pledged or otherwise encumbered until the end of a restriction period. RSAs generally vest ratably over a two-year period.

Stock-based compensation expense was $25.0 million, $23.7 million and $18.2 million for fiscal years 2009, 2008 and 2007, respectively. The related income tax benefits were $9.2 million, $8.7 million and $6.7 million for fiscal years 2009, 2008 and 2007, respectively.

The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2009 (in thousands, except exercise prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of year	14,313	$6.00
Granted
Exercise price equal to market value	1,200	$17.96
Exercise price below market value(1)	1,554	$3.84
Exercise price above market value(1)	113	$30.92
Exercised	(4,366)	$6.52
Forfeited	(8)	$7.27
Expired	(33)	$20.12

Outstanding at end of year	12,773	$6.86	4.5	$164,400

Exercisable at end of year	10,315	$4.14	3.4	$160,447

(1)	Options granted with exercise prices above and below market value during fiscal 2009 consist of replacement options granted in connection with the thinkorswim acquisition.

The weighted-average grant-date fair value of options granted during fiscal years 2009, 2008 and 2007 was $12.16, $9.05 and $9.40, respectively. The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $44.8 million, $39.0 million and $28.7 million, respectively. As of September 30, 2009, the total

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized compensation cost related to nonvested stock option awards was approximately $17.9 million and is expected to be recognized over a weighted average period of 1.4 years.

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2009	2008	2007

Risk-free interest rate	1.80%	3.39%	4.67%
Expected dividend yield	0%	0%	0%
Expected volatility	51%	44%	54%
Expected option life (years)	3.4	6.8	3.2

The risk-free interest rate assumptions are based on U.S. Treasury note yields with remaining terms that are comparable to the expected option life assumptions used in the valuation models. The expected volatility is based on historical daily price changes of the Company’s stock since September 2002 for fiscal year 2009 and 2008 grants and since April 2001 for fiscal year 2007 grants. The expected option life is the average number of years that the Company estimates that options will be outstanding, based primarily on historical employee option exercise behavior.

The Company measures the fair value of RSUs and PRSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. The fair value of the RSAs assumed in the thinkorswim acquisition was based upon the volume-weighted average market price of the Company’s common stock for the day prior to the acquisition date. RSUs, PRSUs and RSAs are amortized over their applicable vesting period using the straight-line method, reduced by expected forfeitures.

The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2009 (tabular amounts in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	1,460	$19.50
Granted(1)	2,248	$13.64
Vested	(558)	$20.32
Forfeited	(123)	$14.63

Nonvested at end of year	3,027	$15.20

(1)	RSUs granted during fiscal 2009 include 478,447 replacement awards granted in connection with the thinkorswim acquisition.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of PRSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2009 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	1,807	$19.18
Granted	19	$17.50
Vested	(1,097)	$20.05
Forfeited	(29)	$19.09
Performance adjustments	(83)	$18.92

Nonvested at end of year	617	$17.64

The nonvested PRSU units reflected in the table above reflect the target number of awards assuming the performance goals are attained at 100%, except in cases where actual performance is known. Actual performance may result in 0% to 120% of the target units ultimately being earned; therefore, the actual number of shares issued may ultimately differ.

The following is a summary of RSA activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2009 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	—	$—
Granted(1)	284	$17.99
Vested	(104)	$17.99
Forfeited	—	$—

Nonvested at end of year	180	$17.99

(1)	RSAs granted during fiscal 2009 consist solely of replacement awards granted in connection with the thinkorswim acquisition.

As of September 30, 2009, there was $26.3 million of estimated unrecognized compensation cost related to nonvested RSUs, PRSUs and RSAs. As of September 30, 2009, these costs are expected to be recognized over a weighted average period of 1.9 years.

Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2009, the Company was not obligated to repurchase additional shares pursuant to the Stockholders Agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Employee Benefit Plans

The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $21.1 million, $20.0 million and $14.5 million for fiscal years 2009, 2008 and 2007, respectively.

16.	Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years indicated (in thousands, except per share amounts):

	2009	2008	2007

Net income	$643,705	$803,917	$645,900

Weighted average shares outstanding — basic	578,972	593,746	598,503
Effect of dilutive securities:
Stock options	6,170	7,655	9,357
Restricted stock units	2,010	1,665	361
Deferred compensation shares	100	67	42

Weighted average shares outstanding — diluted	587,252	603,133	608,263

Earnings per share — basic	$1.11	$1.35	$1.08
Earnings per share — diluted	$1.10	$1.33	$1.06

17.	Commitments and Contingencies

Lease Commitments — The Company has various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows (dollars in thousands):

	Minimum Lease	Sublease	Net Lease
Fiscal Year	Payments	Proceeds	Commitments

2010	$50,152	$(4,071)	$46,081
2011	42,446	(731)	41,715
2012	38,220	(644)	37,576
2013	35,673	(161)	35,512
2014	32,889	—	32,889
Thereafter (to 2021)	112,162	—	112,162

Total	$311,542	$(5,607)	$305,935

Rental expense, net of sublease income, was approximately $40.6 million, $31.9 million and $36.3 million for fiscal years 2009, 2008 and 2007, respectively.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has capital leases on computer equipment. The amortization of equipment under capital leases is included in depreciation and amortization on the Consolidated Statements of Income. The following is a schedule of future minimum lease payments under capital leases along with the present value of the minimum lease payments (dollars in thousands):

Fiscal year 2010	$11,028
Fiscal year 2011	8,668
Fiscal year 2012	4,388
Fiscal year 2013	4,388
Fiscal year 2014	2,192

Total minimum lease payments	30,664
Less: Amount representing interest	(2,099)

Present value of minimum lease payments	$28,565

Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. On May 1, 2009, the Court granted preliminary approval of the proposed settlement, which had been revised. Some class members filed objections and opt-outs. The court denied final approval of the proposed settlement on October 23, 2009. The court ruled that the asserted benefits of the settlement to the class were not sufficient to warrant approval and that the proposed settlement was not fair, reasonable and adequate. The court scheduled a case conference for December 10, 2009.

Auction Rate Securities Matters — Beginning in March 2008, lawsuits were filed against various financial services firms by customers related to their investments in auction rate securities. The plaintiffs in these lawsuits allege that the defendants made material misrepresentations and omissions in statements to customers about investments in ARS and the manner in which the ARS market functioned in violation of provisions of the federal securities laws. Two purported class action complaints were filed alleging such conduct with respect to TDA Inc. and TD AMERITRADE Holding Corporation. The cases, in the U.S. District Court for the Southern District of New York, were consolidated under the caption In re Humphrys v. TD Ameritrade Holding Corp. An amended complaint was filed in February 2009 by the lead plaintiff. The amended complaint requested an unspecified amount of compensatory damages, equitable relief, interest and attorneys’ fees. In April 2009, the Company filed a motion to dismiss the amended complaint. On October 23, 2009, before the Court ruled on the motion, the lead plaintiff dismissed the lawsuit without prejudice.

The SEC and other regulatory authorities conducted investigations regarding the sale of ARS. On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of ARS. Under these settlement agreements, TDA Inc. commenced a tender offer to purchase, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 24, 2006. This offer does not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. TDA Inc. will complete the program in two phases, based on the amount of assets a client holds at TDA Inc., and will complete all repurchases no later than June 30, 2010. In addition, TDA Inc. offered to make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. offered to reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. No fines were imposed by the regulators under the settlement agreements.

The offer commenced on August 10, 2009. Through October 26, 2009, TDA Inc. had received tenders of eligible ARS with an aggregate par value of approximately $271 million, which TDA Inc. expects to purchase by November 13, 2009. TDA Inc. estimates that, as of October 27, 2009, ARS up to a total par value of approximately $121 million may remain outstanding and eligible for the tender offer. The ultimate amounts of tendered ARS purchased and remaining ARS eligible for the tender offer may decrease due to issuer redemptions. The Company is accounting for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009, which is included in losses on money market funds and client guarantees on the Consolidated Statements of Income. The liability associated with this guarantee as of September 30, 2009 is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund but sought to maintain a stable net asset value of $1.00 per share, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which are being liquidated by The Reserve. From October 31, 2008 through October 2, 2009, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.92 per share, $0.79 per share and $0.91 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.

In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. The complaint names as defendants a number of entities and individuals related to The Reserve. The Company is also named as a defendant. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectus and in other statements regarding the fund. The complaint seeks an unspecified amount of compensatory damages, interest and attorneys’ fees.

Other Legal and Regulatory Matters — The Company is subject to lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows or could cause the Company significant reputational harm. Management believes the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition,

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations or cash flows of the Company. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the eventual loss that may result from these matters.

In the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the eventual fines, penalties or injunctive or other equitable relief that may result from these matters.

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

The Company transacts in reverse repurchase agreements in connection with its broker-dealer business. The Company’s policy is to take possession or control of securities with a market value in excess of the principal amount

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loaned, plus accrued interest, in order to collateralize resale agreements. The Company monitors the market value of the underlying securities that collateralize the related receivable on resale agreements on a daily basis and may require additional collateral when deemed appropriate.

As of September 30, 2009, client excess margin securities of approximately $7.9 billion and stock borrowings of approximately $1.6 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.5 billion and repledged approximately $0.7 billion of that collateral as of September 30, 2009.

Guarantees — The Company is a member of and provides guarantees to securities clearinghouses and exchanges. Under related agreements, the Company is generally required to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral. However, the potential for the Company to be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for these guarantees.

See “Money Market Deposit Account Agreement” in Note 20 for a description of a guarantee included in that agreement.

See “Auction Rate Securities Matters” above in this Note 17 for a description of a guarantee related to the ARS settlement.

During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced it was suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients receive less than $1.00 per share for these funds upon an orderly liquidation, the Company will commit up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. The Company is accounting for this potential obligation as a financial guarantee. Based on information from The Reserve and other publicly available information, the Company has accrued an estimated fair value of $27.0 million for this obligation as of September 30, 2009 and 2008, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. The expense related to this obligation is included in losses on money market funds and client guarantees on the Consolidated Statements of Income.

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

18.	Fair Value Disclosures

Effective October 1, 2008, the Company adopted ASC 820-10 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements.

Fair Value Measurement — Definition and Hierarchy

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded funds, mutual funds and equity securities.

•	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive investment securities.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability. This category includes assets and liabilities related to money market mutual funds managed by The Reserve for which the net asset value has declined below $1.00 per share and the funds are being liquidated. This category also includes auction rate securities for which the periodic auctions have failed.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of September 30, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value

Assets:
Short-term investments:
Money market mutual funds	$—	$—	$50,971	$50,971
U.S. government debt securities	—	1,100	—	1,100

Subtotal — Short-term investments	—	1,100	50,971	52,071

Securities owned:
Auction rate securities	—	—	14,579	14,579
Money market mutual funds	—	—	5,049	5,049
Equity securities	471	23	—	494
Municipal debt securities	—	2,049	—	2,049
Corporate debt securities	—	702	—	702
Other debt securities	—	532	—	532

Subtotal — Securities owned	471	3,306	19,628	23,405

Total assets at fair value	$471	$4,406	$70,599	$75,476

Liabilities:
Securities sold, not yet purchased:
Equity securities	$3,102	$2	$—	$3,104
Money market mutual funds	—	—	1	1
Municipal debt securities	—	118	—	118
Corporate debt securities	—	23	—	23

Total — Securities sold, not yet purchased(1)	$3,102	$143	$1	$3,246

(1)	Included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in Level 3 assets and liabilities measured on a recurring basis for the fiscal year ended September 30, 2009 (dollars in thousands):

		Realized and	Purchases,
		Unrealized Losses	Sales,
	October 1,	Included in	Issuances and	September 30,
	2008	Earnings(2)	Settlements, Net	2009

Assets:
Cash and cash equivalents(1)	$217,471	$—	$(217,471)	$—
Short-term investments:
Money market mutual funds	368,066	(80)	(317,015)	50,971
Securities owned:
Auction rate securities	6,925	(821)	8,475	14,579
Money market mutual funds	46,662	—	(41,613)	5,049

Subtotal — Securities owned	53,587	(821)	(33,138)	19,628
Other investments:
Auction rate securities	10,000	—	(10,000)	—

Total assets at fair value	$649,124	$(901)	$(577,624)	$70,599

Liabilities:
Securities sold, not yet purchased:
Money market mutual funds	$4,636	$—	$(4,635)	$1

(1)	Represents positions in the Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.

(2)	Substantially all of the realized and unrealized losses included in earnings are recorded in other revenues on the Consolidated Statements of Income and were related to assets held as of September 30, 2009.

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

Money Market Mutual Funds — The fair value of money market mutual fund positions in the Primary Fund is estimated by management based on the underlying portfolio holdings data published by The Reserve and is categorized in Level 3 of the fair value hierarchy.

Auction Rate Securities — ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions. During fiscal 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of Company ARS holdings is estimated based on an internal pricing model and categorized in Level 3 of the fair value hierarchy. The pricing model takes into consideration the characteristics of the underlying securities as well as multiple inputs, including counterparty credit quality, expected timing of early redemptions and the yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Long-Term Debt

The Company’s long-term debt had an estimated fair value based on quoted market prices of $1.39 billion and $1.35 billion as of September 30, 2009 and 2008, respectively, compared to the Consolidated Balance Sheet carrying value of $1.41 billion and $1.44 billion, respectively.

19.	Segment and Geographic Area Information

The Company primarily operates in the securities brokerage industry and has no other reportable segments. The Company’s revenues from external clients for the fiscal years ended September 30, 2009, 2008 and 2007 were derived from its operations in the United States.

20.	Related Party Transactions

Stock Repurchase

On February 17, 2009, the Company entered into a stock purchase agreement with Marlene M. Ricketts and the Joe and Marlene Ricketts Grandchildren’s Trust to purchase approximately 34 million shares of common stock of the Company for approximately $403 million in cash ($11.85 per share). J. Joe Ricketts serves on the Company’s board of directors. The purchase of the stock occurred on February 20, 2009.

Transactions with TD and Affiliates

As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.1% of the Company’s common stock as of September 30, 2009, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.

Money Market Deposit Account Agreement

The Company is party to a money market deposit account (“MMDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”) and TD. Under the MMDA agreement, TD Bank USA makes available to clients of the Company FDIC-insured deposit accounts as designated sweep vehicles. The Company provides marketing, recordkeeping and support services for TD Bank USA with respect to the insured deposit accounts. In exchange for providing these services, TD Bank USA pays the Company a fee based on the yield earned by TD Bank USA on the client insured deposit account assets, less the actual interest paid to clients, actual interest cost incurred on borrowings, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.

Effective July 1, 2008, the Company entered into an amendment to the MMDA agreement. The amended agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The amended agreement provides that the marketing fee earned on the MMDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The amendment provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the portfolio, subject to the approval of TD Bank USA. For the month of September 2009, the MMDA agreement portfolio was comprised of approximately 19% component (a) investments, 64% component (b) investments and 17% component (c) investments.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event the fee computation results in a negative amount, the Company must pay TD Bank USA the negative amount. This effectively results in the Company guaranteeing TD Bank USA revenue of 25 basis points on the MMDA agreement, plus the reimbursement of FDIC insurance premiums. The fee computation under the MMDA agreement is affected by many variables, including the type, duration, credit quality, principal balance and yield of the investment portfolio at TD Bank USA, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the fee calculation to result in a negative amount is remote and the fair value of the guarantee is not material. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for the MMDA agreement.

The Company earned fee income associated with the money market deposit account agreement of $568.1 million, $628.7 million and $535.4 million for fiscal years 2009, 2008 and 2007, respectively, which is reported as insured deposit account fees on the Consolidated Statements of Income.

Mutual Fund Agreements

The Company and an affiliate of TD are parties to a sweep fund agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs certain distribution and marketing support services with respect to those funds. In consideration for offering the funds and performing the distribution and marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the sweep fund agreement. The Company also performs certain services for the applicable fund and earns fees for those services. The agreement may be terminated by any party upon one year’s prior written notice and may be terminated by the Company upon 30 days prior written notice under certain circumstances. The Company earned fee income associated with these agreements of $108.5 million, $201.2 million and $112.5 million for fiscal years 2009, 2008 and 2007, respectively, which is included in investment product fees on the Consolidated Statements of Income.

Securities Borrowing and Lending

In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $0.6 million and $0.2 million of receivables from TDSI as of September 30, 2009 and 2008, respectively. Payable to brokers, dealers and clearing organizations includes $34.0 million and $15.0 million of payables to TDSI as of September 30, 2009 and 2008, respectively. The Company earned net interest revenue associated with securities borrowing and lending with TDSI of $0.1 million and $0.3 million for the fiscal years 2009 and 2008, respectively. The net interest for fiscal 2007 was not significant. The transactions with TDSI are subject to similar collateral requirements as transactions with other counterparties.

Cash Management Services Agreement

Pursuant to a cash management services agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.8 million, $1.0 million and $3.4 million for fiscal years 2009, 2008 and 2007, respectively, which is included in clearing and execution costs on the Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the MMDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days’ prior written notice to TD Bank USA.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Agreement for Phantom Stock Plan Liabilities

Pursuant to an indemnification agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 43,590 and 50,940 SARs outstanding as of September 30, 2009 and 2008, respectively, with an approximate value of $1.6 million and $1.7 million, respectively. The indemnification agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there is no net effect on the Company’s results of operations resulting from such fluctuations.

Restricted Share Units and Related Swap Agreements

The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after tax withholdings, is paid in cash. Under these plans, participants were granted phantom share units equivalent to TD’s common stock that vest on a specified date after three or four years. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During fiscal 2008, the restricted stock units vested and were settled and the equity swap agreements expired. The Company incurred $0.2 million of interest expense to the TD affiliate to finance the swap agreements during fiscal 2007. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million in fiscal 2008 and a gain of $3.2 million for fiscal 2007, which are included in fair value adjustments of compensation-related derivative instruments on the Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.

Canadian Call Center Services Agreement

Pursuant to the Canadian call center services agreement, TD receives and services client calls at its London, Ontario site for clients of TDA Inc. After May 1, 2013, either party may terminate this agreement without cause and without penalty by providing 24 months’ prior written notice. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian call center services agreement of $16.0 million, $18.4 million and $14.8 million for fiscal years 2009, 2008 and 2007, respectively, which is included in professional services expense on the Consolidated Statements of Income.

Certificates of Deposit Brokerage Agreements

Effective as of September 24, 2008, TDA Inc. entered into a certificates of deposit brokerage agreement with TD Bank USA, under which TDA Inc. acts as an agent for its clients in purchasing certificates of deposit from TD Bank USA. Under the agreement, TD Bank USA pays TDA Inc. a placement fee for each certificate of deposit

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued in an amount agreed to by both parties. During fiscal 2009, TDA Inc. promoted limited time offers to purchase three-month TD Bank USA certificates of deposit with a premium yield paid to its clients that made a deposit or transferred $25,000 into their TDA Inc. brokerage account during a specified time period. Under this promotion, TDA Inc. reimburses TD Bank USA for the subsidized portion of the premium yield paid to its clients. During fiscal 2009, the Company incurred net costs to TD Bank USA associated with this promotional offer of $3.5 million, which is included in advertising expense on the Consolidated Statements of Income.

Under a previous certificates of deposit agreement entered into on December 12, 2007 between TDA Inc. and TD Bank USA, TDA Inc. acted as an agent for its clients in purchasing certificates of deposit from TD Bank USA. Fees were calculated under the agreement in a manner consistent with the methodology of the MMDA agreement described above. The Company incurred net fee expense associated with the agreement of $2.4 million for fiscal 2008, which is included in net interest revenue on the Consolidated Statements of Income. This agreement was superseded by the September 24, 2008 certificates of deposit brokerage agreement.

Sale of thinkorswim Canada, Inc. and Trading Platform Hosting and Services Agreement

On June 11, 2009, immediately following the closing of the thinkorswim acquisition, the Company completed the sale of thinkorswim Canada, Inc. (“thinkorswim Canada”) to TD Waterhouse Canada Inc. (“TDW Canada”), a wholly-owned subsidiary of TD, for cash equal to the total tangible equity of thinkorswim Canada immediately prior to the closing of the transaction. The Company received gross proceeds from the sale of approximately $1.7 million. The Company did not recognize a gain or loss on the sale of thinkorswim Canada.

In connection with the sale of thinkorswim Canada, the Company and TDW Canada entered into a trading platform hosting and services agreement. The agreement has an initial term of five years beginning June 11, 2009, and will automatically renew for additional periods of two years, unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-current term. Because this agreement represents contingent consideration to be paid for the sale of thinkorswim Canada, the Company recorded a $10.7 million receivable for the fair value of this agreement. Under this agreement, TDW Canada will use the thinkorswim, Inc. trading platform and thinkorswim, Inc. will provide the services to support the platform. In consideration for the performance by thinkorswim, Inc. of all its obligations under this agreement, TDW Canada will pay thinkorswim, Inc., on a monthly basis, a fee based on average client trades per day and transactional revenues. Fees earned under the agreement will be recorded as a reduction of the contingent consideration receivable until the receivable is reduced to zero, and thereafter will be recorded as fee revenue. As of September 30, 2009, $10.4 million of contingent consideration is included in receivable from affiliates on the Consolidated Balance Sheets.

Other Related Party Transactions

TD Options LLC, a subsidiary of TD, pays the Company the amount of exchange-sponsored payment for order flow that it receives for routing TDA Inc. client orders to the exchanges. The Company earned $5.5 million, $3.5 million and $0.3 million of payment for order flow revenues from TD Options LLC for fiscal years 2009, 2008 and 2007, respectively, which is included in commissions and transaction fees on the Consolidated Statements of Income.

Except as otherwise indicated, receivables from and payables to TD and affiliates of TD resulting from the related party transactions described above are included in receivable from affiliates and payable to affiliates, respectively, on the Consolidated Balance Sheets. Receivables from and payables to TD affiliates resulting from client cash sweep activity are generally settled in cash the next business day. Other receivables from and payables to affiliates of TD are generally settled in cash on a monthly basis.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Condensed Consolidating Financial Information

The following presents condensed consolidating financial information for the parent company, the Company’s subsidiary TD AMERITRADE Online Holdings Corp. (“TDAOH”) and all other subsidiaries for the periods indicated:

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009
(In thousands)

			All Other
	Parent	TDAOH	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$45,291	$109,079	$636,841	$—	$791,211
Short-term investments	107	48,903	3,061	—	52,071
Cash and investments segregated in compliance with federal regulations	—	—	5,813,862	—	5,813,862
Receivable from brokers, dealers and clearing organizations	—	—	1,777,741	—	1,777,741
Receivable from clients, net of allowance for doubtful accounts	—	—	5,712,261	—	5,712,261
Investments in subsidiaries	5,298,879	4,145,057	—	(9,443,936)	—
Receivable from affiliates	2,140	220,654	91,839	(221,659)	92,974
Goodwill	—	—	2,472,098	—	2,472,098
Acquired intangible assets	—	145,674	1,079,048	—	1,224,722
Other	44,770	1,598	423,070	(34,568)	434,870

Total assets	$5,391,187	$4,670,965	$18,009,821	$(9,700,163)	$18,371,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,491,617	$—	$2,491,617
Payable to clients	—	—	9,914,823	—	9,914,823
Accounts payable and accrued liabilities	272,510	22,217	406,059	—	700,786
Payable to affiliates	160,894	2,324	62,165	(221,659)	3,724
Long-term debt	1,406,500	—	8,400	—	1,414,900
Other	—	41,700	287,545	(34,568)	294,677

Total liabilities	1,839,904	66,241	13,170,609	(256,227)	14,820,527
Stockholders’ equity	3,551,283	4,604,724	4,839,212	(9,443,936)	3,551,283

Total liabilities and stockholders’ equity	$5,391,187	$4,670,965	$18,009,821	$(9,700,163)	$18,371,810

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008
(In thousands)

			All Other
	Parent	TDAOH	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$989	$171,010	$502,136	$—	$674,135
Short-term investments	774	6,422	361,937	—	369,133
Cash and investments segregated in compliance with federal regulations	—	—	260,000	—	260,000
Receivable from brokers, dealers and clearing organizations	—	—	4,177,149	—	4,177,149
Receivable from clients, net of allowance for doubtful accounts	—	—	6,933,926	—	6,933,926
Investments in subsidiaries	4,623,195	4,300,700	—	(8,923,895)	—
Receivable from affiliates	40,574	207,482	340,595	(409,018)	179,633
Goodwill	—	—	1,947,102	—	1,947,102
Acquired intangible assets	—	145,674	868,005	—	1,013,679
Other	41,229	12,982	370,136	(27,582)	396,765

Total assets	$4,706,761	$4,844,270	$15,760,986	$(9,360,495)	$15,951,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$5,769,676	$—	$5,769,676
Payable to clients	—	—	5,070,671	—	5,070,671
Accounts payable and accrued liabilities	184,132	20,904	364,752	—	569,788
Payable to affiliates	153,591	160,038	99,026	(409,018)	3,637
Long-term debt	1,444,000	—	—	—	1,444,000
Other	—	40,360	155,934	(27,582)	168,712

Total liabilities	1,781,723	221,302	11,460,059	(436,600)	13,026,484
Stockholders’ equity	2,925,038	4,622,968	4,300,927	(8,923,895)	2,925,038

Total liabilities and stockholders’ equity	$4,706,761	$4,844,270	$15,760,986	$(9,360,495)	$15,951,522

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2009
(In thousands)

			All Other
	Parent	TDAOH	Subsidiaries	Eliminations	Total

Net revenues	$30,614	$1,120	$2,407,032	$(30,840)	$2,407,926
Operating expenses	67,861	701	1,308,796	(30,840)	1,346,518

Income (loss) before other expense, income taxes and equity in income of subsidiaries	(37,247)	419	1,098,236	—	1,061,408
Other expense:
Loss on sale of investments	—	(2,003)	—	—	(2,003)

Income (loss) before income taxes and equity in income of subsidiaries	(37,247)	(1,584)	1,098,236	—	1,059,405
Provision for (benefit from) income taxes	(5,796)	558	420,938	—	415,700

Income (loss) before equity in income of subsidiaries	(31,451)	(2,142)	677,298	—	643,705
Equity in income of subsidiaries	675,156	676,849	—	(1,352,005)	—

Net income	$643,705	$674,707	$677,298	$(1,352,005)	$643,705

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2008
(In thousands)

			All Other
	Parent	TDAOH	Subsidiaries	Eliminations	Total

Net revenues	$52,752	$5,332	$2,532,276	$(53,004)	$2,537,356
Operating expenses	127,474	(1,148)	1,201,459	(53,004)	1,274,781

Income (loss) before other income, income taxes and equity in income of subsidiaries	(74,722)	6,480	1,330,817	—	1,262,575
Other income:
Gain on sale of investments	—	829	99	—	928

Income (loss) before income taxes and equity in income of subsidiaries	(74,722)	7,309	1,330,916	—	1,263,503
Provision for (benefit from) income taxes	(24,484)	(6,944)	491,014	—	459,586

Income (loss) before equity in income of subsidiaries	(50,238)	14,253	839,902	—	803,917
Equity in income of subsidiaries	854,155	839,902	—	(1,694,057)	—

Net income	$803,917	$854,155	$839,902	$(1,694,057)	$803,917

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2007
(In thousands)

			All Other
	Parent	TDAOH	Subsidiaries	Eliminations	Total

Net revenues	$31,882	$8,157	$2,169,832	$(32,925)	$2,176,946
Operating expenses	144,689	1,104	1,035,256	(32,925)	1,148,124

Income (loss) before other income, income taxes and equity in income of subsidiaries	(112,807)	7,053	1,134,576	—	1,028,822
Other income:
Gain on sale of investments	487	5,394	—	—	5,881

Income (loss) before income taxes and equity in income of subsidiaries	(112,320)	12,447	1,134,576	—	1,034,703
Provision for (benefit from) income taxes	(46,009)	2,721	432,091	—	388,803

Income (loss) before equity in income of subsidiaries	(66,311)	9,726	702,485	—	645,900
Equity in income of subsidiaries	712,211	702,485	—	(1,414,696)	—

Net income	$645,900	$712,211	$702,485	$(1,414,696)	$645,900

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2009
(In thousands)

			All Other
	Parent	TDAOH	Subsidiaries	Total

Net cash provided by (used in) operating activities	$124,666	$(161,364)	$637,354	$600,656
Cash flows from investing activities:
Purchase of property and equipment	—	—	(86,698)	(86,698)
Cash and cash equivalents acquired in business combinations	—	—	86,423	86,423
Cash paid in business combinations	(225,447)	(41,266)	—	(266,713)
Proceeds from redemption of money market funds	667	177,206	139,142	317,015
Other	—	11,688	453	12,141

Net cash provided by (used in) investing activities	(224,780)	147,628	139,320	62,168

Cash flows from financing activities:
Principal payments on long-term debt	(37,500)	—	(74,000)	(111,500)
Purchase of treasury stock	(466,144)	—	—	(466,144)
Other	37,229	—	(5,002)	32,227

Net cash used in financing activities	(466,415)	—	(79,002)	(545,417)

Intercompany investing and financing activities, net	610,831	(48,195)	(562,636)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(331)	(331)

Net increase (decrease) in cash and cash equivalents	44,302	(61,931)	134,705	117,076
Cash and cash equivalents at beginning of year	989	171,010	502,136	674,135

Cash and cash equivalents at end of year	$45,291	$109,079	$636,841	$791,211

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2008
(In thousands)

			All Other
	Parent	TDAOH	Subsidiaries	Total

Net cash provided by (used in) operating activities	$87,986	$(74,046)	$981,476	$995,416
Cash flows from investing activities:
Purchase of property and equipment	—	—	(98,836)	(98,836)
Cash and cash equivalents acquired in business combinations	—	—	623,837	623,837
Cash paid in business combinations	—	(272,590)	(1,880)	(274,470)
Purchase of short-term investments	—	(328,690)	(1,069)	(329,759)
Proceeds from sale and maturity of short-term investments	—	395,490	498,787	894,277
Reclassification of money market funds to short-term investments	(774)	(6,422)	(360,870)	(368,066)
Other	—	4,520	716	5,236

Net cash provided by (used in) investing activities	(774)	(207,692)	660,685	452,219

Cash flows from financing activities:
Principal payments on long-term debt	(34,375)	—	—	(34,375)
Decrease in trust account deposits	—	—	(1,097,808)	(1,097,808)
Purchase of treasury stock	(74,568)	—	—	(74,568)
Other	22,668	—	(3,029)	19,639

Net cash used in financing activities	(86,275)	—	(1,100,837)	(1,187,112)

Intercompany investing and financing activities, net	—	293,723	(293,723)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(175)	(175)

Net increase in cash and cash equivalents	937	11,985	247,426	260,348
Cash and cash equivalents at beginning of year	52	159,025	254,710	413,787

Cash and cash equivalents at end of year	$989	$171,010	$502,136	$674,135

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2007
(In thousands)

			All Other
	Parent	TDAOH	Subsidiaries	Total

Net cash provided by (used in) operating activities	$(49,972)	$(24,341)	$653,069	$578,756
Cash flows from investing activities:
Purchase of property and equipment	—	—	(59,957)	(59,957)
Cash paid in business combinations	—	—	(3,307)	(3,307)
Purchase of short-term investments	—	(507,050)	—	(507,050)
Proceeds from sale and maturity of short-term investments	—	495,525	—	495,525
Other	870	9,532	2,661	13,063

Net cash provided by (used in) investing activities	870	(1,993)	(60,603)	(61,726)

Cash flows from financing activities:
Principal payments on long-term debt	(225,000)	—	—	(225,000)
Purchase of treasury stock	(258,637)	—	—	(258,637)
Other	19,979	—	(3,764)	16,215

Net cash used in financing activities	(463,658)	—	(3,764)	(467,422)

Intercompany investing and financing activities, net	495,000	104,500	(599,500)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	529	529

Net increase (decrease) in cash and cash equivalents	(17,760)	78,166	(10,269)	50,137
Cash and cash equivalents at beginning of year	17,812	80,859	264,979	363,650

Cash and cash equivalents at end of year	$52	$159,025	$254,710	$413,787

22.	Quarterly Data (Unaudited)

(Dollars in thousands, except per share amounts)	For the Fiscal Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$610,729	$525,499	$613,768	$657,931
Pre-tax income	$300,562	$224,260	$279,746	$254,837
Net income	$184,398	$132,030	$170,537	$156,740
Basic earnings per share	$0.31	$0.23	$0.30	$0.27
Diluted earnings per share	$0.31	$0.23	$0.30	$0.26

	For the Fiscal Year Ended September 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$641,616	$622,887	$623,604	$649,249
Pre-tax income	$356,631	$299,954	$328,180	$278,737
Net income	$240,839	$186,716	$204,362	$171,999
Basic earnings per share	$0.40	$0.31	$0.34	$0.29
Diluted earnings per share	$0.40	$0.31	$0.34	$0.29

Quarterly amounts may not sum to year-end totals due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of September 30, 2009. In addition, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to the effectiveness and efficiency of operations and compliance with applicable laws and regulations as of September 30, 2009.

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

The Company’s consolidated financial statements have been audited by Ernst & Young LLP (“Ernst & Young”), independent registered public accounting firm. As part of their audit, Ernst & Young considers the Company’s internal control to plan the audit and determine the nature, timing, and extent of audit procedures considered necessary to render their opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Ernst & Young has issued an audit opinion on the Company’s internal control over financial reporting. That opinion appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD AMERITRADE Holding Corporation

We have audited TD AMERITRADE Holding Corporation’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD AMERITRADE Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TD AMERITRADE Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD AMERITRADE Holding Corporation as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
November 13, 2009

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2009 (the “Proxy Statement”).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2009, information about compensation plans under which equity securities of the Company are authorized for issuance:

Number of Securities
Remaining Available
for Future
Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,773,007	$6.86	22,955,811	(1)

(1)	The Ameritrade Holding Corporation 1996 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) and the 2006 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of September 30, 2009, there were 16,980,393 shares and 1,304,122 shares remaining available for issuance pursuant to the Long-Term Incentive Plan and the Directors Plan, respectively.

The table above includes the following options assumed in connection with the Company’s acquisition of thinkorswim in fiscal 2009 and the Company’s merger with Datek in fiscal 2002:

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	1,578,486	$5.26

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

1.  Financial Statements

See “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

2.  Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes.

3.  Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)
3.2		Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)
4.1		Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
10	.1*	Form of Indemnification Agreement, dated as of May 30, 2006, between TD AMERITRADE Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)
10	.2*	Employment Agreement, as amended and restated, effective as of June 11, 2008, between Joseph H. Moglia and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.3*	Amendment to Employment Agreement, dated as of September 29, 2008, between Joseph H. Moglia and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed on November 26, 2008)

Exhibit No.		Description

10	.4*	Deferred Compensation Plan, effective as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit B of Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 14, 2001)
10	.5*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10	.6*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.7*	Employment Agreement, as amended and restated, effective as of May 16, 2008, between Fredric J. Tomczyk and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.8*	Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.9*	Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD AMERITRADE Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)
10	.10*	Executive Employment Term Sheet, dated as of January 14, 2009, between TD AMERITRADE Holding Corporation and Peter J. Sidebottom (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 8, 2009)
10	.11*	Ameritrade Holding Corporation 1996 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Appendix B of the Company’s Proxy Statement filed on January 30, 2006)
10	.12*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.13*	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)
10	.14*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 9, 2006)
10	.15*	TD AMERITRADE Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)
10	.16*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.17*	Form of Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.18*	Form of award letter to Bonus Recipients under the Directors Incentive Plan, dated February 27, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 1, 2006)
10	.19*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 16, 2006)
10	.20*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)
10	.21*	Form of award letter to Bonus Recipients under the Executive Deferred Compensation Program, dated February 23, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2006)
10	.22*	Management Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix B of the Company’s Proxy Statement filed on January 24, 2007)

Exhibit No.		Description

10	.23*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)
10	.24*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.25*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)
10	.26*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.27*	thinkorswim Group Inc. Second Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit (a)(1)(F) to thinkorswim Group Inc.’s Form SC TO-I filed on April 17, 2009)
10	.28*	thinkorswim Group Inc. Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Annex A to the proxy statement filed by thinkorswim Group Inc. on April 24, 2008)
10	.29*	Telescan, Inc. Amended and Restated 1995 Stock Option Plan (incorporated by reference to Telescan, Inc.’s registration statement on Form S-8 filed on November 21, 2000)
10	.30*	Telescan, Inc. 2000 Stock Option Plan (incorporated by reference to Telescan, Inc.’s registration statement on Form S-8 filed on November 21, 2000)
10.31		Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)
10.32		Amendment No. 1 to Stockholders Agreement among TD AMERITRADE Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD AMERITRADE, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.33		Amendment No. 2 and Waiver to Stockholders Agreement among TD AMERITRADE Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD AMERITRADE, dated August 3, 2009
10.34		Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)
10.35		Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)
10.36		$2,200,000,000 Credit Agreement, dated January 23, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed February 8, 2006)
10.37		Amendment No. 1 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated March 31, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.38		Amendment and Waiver No. 2 to the Loan Documents for the $2,200,000,000 Credit Agreement, dated December 11, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 7, 2007)
10.39		Agreement and Plan of Merger, dated as of January 8, 2009, by and among TD AMERITRADE Holding Corporation, Tango Acquisition Corporation One, Tango Acquisition Corporation Two and thinkorswim Group Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 14, 2009)

Exhibit No.	Description

10.40	Stock Purchase Agreement, dated as of February 17, 2009, by and between TD AMERITRADE Holding Corporation, Marlene M. Ricketts and the Joe and Marlene Ricketts Grandchildren’s Trust (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 8, 2009)
10.41	TD AMERITRADE, Inc. Offer of Settlement before the Securities and Exchange Commission, effective July 20, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 7, 2009)
10.42	Assurance of Discontinuance Pursuant to Executive Law Section 63(15) between TD AMERITRADE, Inc. and the Attorney General of the State of New York Investor Protection Bureau, effective July 20, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 7, 2009)
10.43	TD AMERITRADE, Inc. Offer of Settlement before the Pennsylvania Securities Commission, effective July 20, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 7, 2009)
14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed May 6, 2004)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2009.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of November, 2009.

/s/ JOSEPH H. MOGLIA Joseph H. Moglia Chairman of the Board	/s/ MARK L. MITCHELL Mark L. Mitchell Director

/s/ W. EDMUND CLARK W. Edmund Clark Vice Chairman of the Board	/s/ WILBUR J. PREZZANO Wilbur J. Prezzano Director

/s/ MARSHALL A. COHEN Marshall A. Cohen Director	/s/ J. JOE RICKETTS J. Joe Ricketts Director

/s/ DAN W. COOK III Dan W. Cook III Director	/s/ J. PETER RICKETTS J. Peter Ricketts Director

/s/ WILLIAM H. HATANAKA William H. Hatanaka Director	/s/ ALLAN R. TESSLER Allan R. Tessler Director