Form 10-Q
period 2009-12-31
TD AMERITRADE HOLDING CORP
filed 2010-02-05
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 29, 2010, there were 589,529,942 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of December 31, 2009, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD AMERITRADE Holding Corporation as of September 30, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 13, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 5, 2010

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$903,891	$791,211
Short-term investments	40,477	52,071
Cash and investments segregated in compliance with federal regulations	5,570,850	5,813,862
Receivable from brokers, dealers and clearing organizations	1,158,994	1,777,741
Receivable from clients — net of allowance for doubtful accounts	6,329,011	5,712,261
Receivable from affiliates	87,587	92,974
Other receivables — net of allowance for doubtful accounts	62,176	73,921
Securities owned, at fair value	275,309	23,405
Property and equipment — net of accumulated depreciation and amortization	244,799	238,256
Goodwill	2,468,875	2,472,098
Acquired intangible assets — net of accumulated amortization	1,199,142	1,224,722
Deferred income taxes	15,724	17,161
Other assets	90,349	82,127

Total assets	$18,447,184	$18,371,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,004,163	$2,491,617
Payable to clients	10,546,040	9,914,823
Accounts payable and accrued liabilities	599,163	700,786
Payable to affiliates	3,868	3,724
Deferred revenue	80,226	72,134
Long-term debt	1,256,983	1,414,900
Capitalized lease obligations	24,847	28,565
Deferred income taxes	227,249	193,978

Total liabilities	14,742,539	14,820,527

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; December 31, 2009 - 588,970,893 outstanding; September 30, 2009 - 587,109,497 outstanding	6,314	6,314
Additional paid-in capital	1,558,727	1,574,638
Retained earnings	2,666,354	2,530,117
Treasury stock, common, at cost — December 31, 2009 - 42,410,967 shares; September 30, 2009 - 44,272,363 shares	(526,895)	(559,883)
Deferred compensation	201	171
Accumulated other comprehensive loss	(56)	(74)

Total stockholders’ equity	3,704,645	3,551,283

Total liabilities and stockholders’ equity	$18,447,184	$18,371,810

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,
	2009	2008
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$309,388	$287,113

Asset-based revenues:
Interest revenue	101,240	92,514
Brokerage interest expense	(1,827)	(7,675)

Net interest revenue	99,413	84,839

Insured deposit account fees	155,331	163,230
Investment product fees	29,421	69,166

Total asset-based revenues	284,165	317,235

Other revenues	31,065	6,381

Net revenues	624,618	610,729

Operating expenses:
Employee compensation and benefits	146,639	117,390
Clearing and execution costs	21,905	15,628
Communications	24,659	18,744
Occupancy and equipment costs	34,889	30,127
Depreciation and amortization	13,610	11,503
Amortization of acquired intangible assets	25,580	15,538
Professional services	33,707	27,339
Advertising	65,193	46,697
Other	18,036	11,564

Total operating expenses	384,218	294,530

Operating income	240,400	316,199

Other expense:
Interest on borrowings	11,629	15,637
Loss on debt refinancing	8,392	—

Total other expense	20,021	15,637

Pre-tax income	220,379	300,562
Provision for income taxes	84,142	116,164

Net income	$136,237	$184,398

Earnings per share — basic	$0.23	$0.31
Earnings per share — diluted	$0.23	$0.31

Weighted average shares outstanding — basic	587,843	591,748
Weighted average shares outstanding — diluted	595,634	600,601
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$136,237	$184,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,610	11,503
Amortization of acquired intangible assets	25,580	15,538
Deferred income taxes	30,979	(132,638)
Loss on disposal of property	644	1,273
Loss on debt refinancing	8,392	—
Stock-based compensation	9,181	6,382
Excess tax benefits on stock-based compensation	(5,320)	(271)
Other, net	(346)	73
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	243,012	(1,609,120)
Receivable from brokers, dealers and clearing organizations	618,747	2,320,349
Receivable from clients, net	(616,750)	2,902,009
Receivable from/payable to affiliates, net	5,726	56,382
Other receivables, net	11,682	8,742
Securities owned	(251,533)	3,971
Other assets	(6,582)	(6,285)
Payable to brokers, dealers and clearing organizations	(487,454)	(3,548,630)
Payable to clients	631,217	4,685
Accounts payable and accrued liabilities	(89,480)	72,637
Deferred revenue	8,092	(1,602)

Net cash provided by operating activities	285,634	289,396

Cash flows from investing activities:
Purchase of property and equipment	(20,797)	(13,190)
Purchase of short-term investments	(1,100)	—
Proceeds from sale and maturity of short-term investments	1,100	—
Proceeds from redemption of money market funds	11,594	250,934
Proceeds from sale of other investments available-for-sale	—	140

Net cash (used in) provided by investing activities	(9,203)	237,884

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended December 31,
	2009	2008
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,248,557	$—
Payment of debt issuance costs	(10,032)	—
Principal payments on long-term debt	(1,406,500)	(9,375)
Principal payments on capital lease obligations	(3,718)	(309)
Proceeds from exercise of stock options; Three months ended December 31, 2009 - 1,599,089 shares; 2008 - 80,976 shares	5,835	372
Purchase of treasury stock; Three months ended December 31, 2009 - 159,000 shares; 2008 - 2,980,563 shares	(3,229)	(37,584)
Excess tax benefits on stock-based compensation	5,320	271

Net cash used in financing activities	(163,767)	(46,625)

Effect of exchange rate changes on cash and cash equivalents	16	(635)

Net increase in cash and cash equivalents	112,680	480,020

Cash and cash equivalents at beginning of period	791,211	674,135

Cash and cash equivalents at end of period	$903,891	$1,154,155

Supplemental cash flow information:
Interest paid	$7,701	$30,840
Income taxes paid	$100,744	$109,470
Tax benefit on exercises and distributions of stock-based compensation	$9,414	$282
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month Periods Ended December 31, 2009 and 2008
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD AMERITRADE Holding Corporation and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. The Company evaluated subsequent events through February 5, 2010, the date on which this quarterly report on Form 10-Q was filed with the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2009.
Recently Adopted Accounting Pronouncements:
ASC 805 — On October 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s condensed consolidated financial statements.
ASC 820-10 — On October 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.
2. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the three months ended December 31, 2009 (dollars in thousands):

Balance as of September 30, 2009	$2,472,098
Purchase accounting adjustments, net of income taxes (1)	871
Tax benefit on stock-based compensation awards (2)	(4,094)

Balance as of December 31, 2009	$2,468,875

(1)	Purchase accounting adjustments primarily consist of adjustments to assumed liabilities relating to the acquisition of thinkorswim Group Inc. (“thinkorswim”) in fiscal 2009.

(2)	Represents the tax benefit realized on replacement stock awards that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger in fiscal 2002 and the thinkorswim acquisition. The tax benefit realized on a stock award is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement award in the purchase accounting. To the extent any gain realized on a stock award exceeds the fair value of the replacement award recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist of the following as of December 31, 2009 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,230,469	$(281,236)	$949,233
Technology and content	100,904	(8,214)	92,690
Trade names	10,100	(3,019)	7,081
Non-competition agreement	5,486	(1,022)	4,464
Trademark license	145,674	—	145,674

	$1,492,633	$(293,491)	$1,199,142

Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2009 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense
2010 Remaining	75,085
2011	96,705
2012	92,893
2013	91,630
2014	91,168
2015	90,288
Thereafter (to 2025)	515,699

Total	$1,053,468

3. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	December 31,	September 30,
	2009	2009
Corporate	$170,957	$273,137
Broker-dealer subsidiaries	677,523	473,996
Trust company subsidiary	34,541	25,143
Investment advisory subsidiaries	20,870	18,935

Total	$903,891	$791,211

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

4. LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	December 31,	September 30,
	2009	2009
2.950% Senior Notes due 2012, net of unamortized discount of $249	$249,751	$—
4.150% Senior Notes due 2014, net of unamortized discount of $485	499,515	—
5.600% Senior Notes due 2019, net of unamortized discount of $683	499,317	—
Term A Facility	—	140,625
Term B Facility	—	1,265,875
Other	8,400	8,400

Total long-term debt	$1,256,983	$1,414,900

Fiscal year maturities on long-term debt outstanding at December 31, 2009 are as follows (dollars in thousands):

2010 Remaining	$4,138
2011	4,262
2012	—
2013	250,000
2014	—
2015	500,000
Thereafter	500,000

Total	$1,258,400

Senior Notes — On November 25, 2009 the Company sold, through a public offering, $1.25 billion aggregate principal amount of unsecured senior notes, consisting of $250 million aggregate principal amount of 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”), $500 million aggregate principal amount of 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) and $500 million aggregate principal amount of 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2012 Notes and the 2014 Notes, the “Senior Notes”). The Senior Notes were issued at an aggregate discount of $1.4 million, which is being amortized to interest expense over the terms of the respective Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.
The Company used the net proceeds from the issuance of the Senior Notes, together with approximately $158 million of cash on hand, to repay in full the outstanding principal under the Company’s January 23, 2006 credit agreement, effective as of November 25, 2009. Upon repayment, the January 23, 2006 credit agreement (including the Term A Facility, the Term B Facility and the Revolving Facility as amended on November 5, 2009), was automatically amended and restated in its entirety pursuant to the Amended and Restated Credit Agreement (the “Restated Credit Agreement”), dated as of November 25, 2009, as described below.
The Senior Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future subsidiaries that is or becomes a borrower or a guarantor under the Restated Credit Agreement. Currently, the only subsidiary guarantor of the obligations under the Senior Notes is TD AMERITRADE Online Holdings Corp. (“TDAOH”). The Senior Notes and the guarantee by the subsidiary guarantor are the general senior unsecured obligations of the Company and the subsidiary guarantor.
The Company may redeem each series of the Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. treasury rate, plus 25 basis points in the case of the 2012 Notes, plus 30 basis points in the case of the 2014 Notes and plus 35 basis points in the case of the 2019 Notes, plus, in each case, accrued and unpaid interest to the date of redemption.
Interest Rate Swaps — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. The interest rate swaps effectively change the fixed-rate interest on the 2012 Notes and 2014 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the 2012 Notes and 2014 Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes and (b) 1.245% for the swap on the 2014 Notes.
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Income Statements. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The fair value of the interest rate swaps was not material as of December 31, 2009.
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps.
Restated Revolving Facility — The Restated Credit Agreement consists of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Restated Revolving Facility”). The maturity date of the Restated Revolving Facility is December 31, 2012. The applicable interest rate under the Restated Revolving Facility is calculated as a per annum rate equal to, at the option of the Company, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Company is obligated to pay a commitment fee ranging from 0.225% to 0.750% on any unused amount of the Restated Revolving Facility, determined by reference to the Company’s public debt ratings. As of December 31, 2009, the interest rate margin would be 2.50% for LIBOR loans and 1.50% for Base Rate loans, and the commitment fee is 0.375% per annum, each determined by reference to the Company’s current Standard & Poor’s public debt rating of BBB+. There were no borrowings outstanding under the Restated Revolving Facility as of December 31, 2009.
The obligations under the Restated Credit Agreement are guaranteed by each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Company, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Restated Credit Agreement is TDAOH.
The Restated Credit Agreement contains negative covenants that limit or restrict the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company is restricted under the Restated Credit Agreement from incurring additional indebtedness in an aggregate principal amount in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) as to the Company than those contained in the Restated Credit Agreement, unless the Restated Credit Agreement is amended to include such more restrictive covenants prior to the incurrence of such additional indebtedness. The Company was in compliance with all covenants under the Restated Credit Agreement as of December 31, 2009.
Broker-dealer Credit Facilities — The Company, through its wholly-owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of December 31, 2009 and September 30, 2009. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of December 31, 2009 and September 30, 2009. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of December 31, 2009 and September 30, 2009. As of December 31, 2009 and September 30, 2009, approximately $780 million was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

5. CAPITAL REQUIREMENTS
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	December 31, 2009			September 30, 2009
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD AMERITRADE Clearing, Inc.	$853,107	$139,474	$713,633	$855,630	$137,943	$717,687
TD AMERITRADE, Inc.	344,984	500	344,484	263,957	500	263,457
thinkorswim, Inc.	65,315	1,693	63,622	43,677	2,376	41,301

Totals	$1,263,406	$141,667	$1,121,739	$1,163,264	$140,819	$1,022,445

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) and thinkorswim, Inc. are introducing broker-dealers.
The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $14.0 million and $14.7 million as of December 31, 2009 and September 30, 2009, respectively, which exceeded the required Tier 1 capital by $4.0 million and $4.7 million, respectively.
6. COMMITMENTS AND CONTINGENCIES
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. On May 1, 2009, the Court granted preliminary approval of the proposed settlement, which had been revised. Some class members filed objections and opt-outs. The court denied final approval of the proposed settlement on October 23, 2009. The court ruled that the asserted benefits of the settlement to the class were not sufficient to warrant approval and that the proposed settlement was not fair, reasonable and adequate. A case conference has been scheduled for February 25, 2010.
Auction Rate Securities Matters — The SEC and other regulatory authorities conducted investigations regarding the sale of auction rate securities (“ARS”). On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of ARS. Under these settlement agreements, TDA Inc. commenced a tender offer to purchase, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to January 24, 2006. This offer does not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. TDA Inc. will complete the program in two phases, based on the amount of assets a client holds at TDA Inc., and will complete all repurchases no later than June 30, 2010. In addition, TDA Inc. offered to make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. offered to reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. No fines were imposed by the regulators under the settlement agreements.
The offer commenced on August 10, 2009. Through December 31, 2009, TDA Inc. has purchased eligible ARS with an aggregate par value of approximately $269 million. TDA Inc. estimates that, as of December 31, 2009, ARS up to a total par value of approximately $114 million may remain outstanding and eligible for the tender offer. The ultimate amounts of tendered ARS purchased and remaining ARS eligible for the tender offer may decrease due to issuer redemptions. The Company is accounting for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009. As of December 31, 2009 and September 30, 2009, a liability of $2.0 million and $13.8 million, respectively, for this guarantee is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which are being liquidated by The Reserve. From October 31, 2008 through January 29, 2010, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.99 per share, $0.86 per share and $0.94 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the Fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the Fund. The complaint seeks an unspecified amount of compensatory damages including interest, attorneys’ fees, rescission, exemplary damages and equitable relief. On January 19, 2010, the defendants submitted motions to dismiss the complaint.
Legal and Regulatory Matters — The Company is subject to lawsuits, arbitrations, claims and other legal proceedings in connection with its business including, but not limited to, the matters discussed above. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows or could cause the Company significant reputational harm. Management believes the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the eventual loss that may result from these matters.
In the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters, including, but not limited to, the regulatory matters discussed above, could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the eventual fines, penalties or injunctive or other equitable relief that may result from these matters.
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
The Company transacts in reverse repurchase agreements in connection with its broker-dealer business. The Company’s policy is to take possession or control of securities with a market value in excess of the principal amount loaned, plus accrued interest, in order to collateralize resale agreements. The Company monitors the market value of the underlying securities that collateralize the related receivable on resale agreements on a daily basis and may require additional collateral when deemed appropriate.
As of December 31, 2009, client excess margin securities of approximately $8.8 billion and stock borrowings of approximately $1.0 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.0 billion and repledged approximately $0.7 billion of that collateral as of December 31, 2009.
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
See “Insured Deposit Account Agreement” in Note 10 for a description of a guarantee included in that agreement.
See “Auction Rate Securities Matters” above in this Note 6 for a description of a guarantee related to the ARS settlement.
During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced it was suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients receive less than $1.00 per share for these funds upon an orderly liquidation, the Company will commit up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other publicly available information, the Company has accrued an estimated fair value of $27.0 million for this obligation as of December 31, 2009 and September 30, 2009, which is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

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
7. FAIR VALUE DISCLOSURES
Fair Value Measurement — Definition and Hierarchy
ASC 820-10, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of December 31, 2009 and September 30, 2009 (dollars in thousands):

	As of December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
Money market mutual funds	$—	$—	$39,377	$39,377
U.S. government debt securities	—	1,100	—	1,100

Subtotal — Short-term investments	—	1,100	39,377	40,477

Securities owned:
Auction rate securities	—	—	266,657	266,657
Money market mutual funds	—	—	4,607	4,607
Equity securities	1,033	23	—	1,056
U.S. government debt securities	—	171	—	171
Municipal debt securities	—	975	—	975
Corporate debt securities	—	1,289	—	1,289
Other debt securities	—	554	—	554

Subtotal — Securities owned	1,033	3,012	271,264	275,309

Total assets at fair value	$1,033	$4,112	$310,641	$315,786

Liabilities:
Securities sold, not yet purchased:
Equity securities	$4,046	$35	$—	$4,081
Money market mutual funds	—	—	1	1
Municipal debt securities	—	375	—	375
Other debt securities	—	8	—	8

Total — Securities sold, not yet purchased (1)	$4,046	$418	$1	$4,465

(1)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	As of September 30, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
Money market mutual funds	$—	$—	$50,971	$50,971
U.S. government debt securities	—	1,100	—	1,100

Subtotal — Short-term investments	—	1,100	50,971	52,071

Securities owned:
Auction rate securities	—	—	14,579	14,579
Money market mutual funds	—	—	5,049	5,049
Equity securities	471	23	—	494
Municipal debt securities	—	2,049	—	2,049
Corporate debt securities	—	702	—	702
Other debt securities	—	532	—	532

Subtotal — Securities owned	471	3,306	19,628	23,405

Total assets at fair value	$471	$4,406	$70,599	$75,476

Liabilities:
Securities sold, not yet purchased:
Equity securities	$3,102	$2	$—	$3,104
Money market mutual funds	—	—	1	1
Municipal debt securities	—	118	—	118
Corporate debt securities	—	23	—	23

Total — Securities sold, not yet purchased (1)	$3,102	$143	$1	$3,246

(1)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months ended December 31, 2009 and 2008 (dollars in thousands):

			Purchases,
		Net Gains (Losses)	Sales,
	September 30,	Included in	Issuances and	December 31,
	2009	Earnings (1)	Settlements, Net	2009
Assets:
Short-term investments:
Money market mutual funds	$50,971	$—	$(11,594)	$39,377

Securities owned:
Auction rate securities	14,579	371	251,707	266,657
Money market mutual funds	5,049	—	(442)	4,607

Subtotal — Securities owned	19,628	371	251,265	271,264

Total assets at fair value	$70,599	$371	$239,671	$310,641

Liabilities:
Securities sold, not yet purchased:
Money market mutual funds	$1	$—	$—	$1

(1)	Net gains (losses) included in earnings are recorded in other revenues on the Condensed Consolidated Statements of Income and were not related to assets held as of December 31, 2009.

			Purchases,
		Net Gains (Losses)	Sales,
	October 1,	Included in	Issuances and	December 31,
	2008	Earnings	Settlements, Net	2008
Assets:
Cash and cash equivalents (1)	$217,471	$—	$(217,471)	$—

Short-term investments:
Money market mutual funds	368,066	(81)	(250,934)	117,051

Securities owned:
Auction rate securities	6,925	—	9,350	16,275
Money market mutual funds	46,662	—	(35,048)	11,614

Subtotal — Securities owned	53,587	—	(25,698)	27,889

Other investments:
Auction rate securities	10,000	—	(140)	9,860

Total assets at fair value	$649,124	$(81)	$(494,243)	$154,800

Liabilities:
Securities sold, not yet purchased:
Money market mutual funds	$4,636	$—	$(4,412)	$224

(1)	Represents positions in the Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.
Effective October 1, 2009, the Company adopted ASC 820-10 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There were no nonfinancial assets or liabilities measured at fair value during the quarter ended December 31, 2009.
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
Fair Value of Long-Term Debt
As of December 31, 2009, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.25 billion, which approximated the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet. As of September 30, 2009, the Company’s Term A and Term B credit facilities had an aggregate estimated fair value, based on quoted market prices, of $1.39 billion, compared to the Condensed Consolidated Balance Sheet carrying value of $1.41 billion.
8. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2009	2008
Net income	$136,237	$184,398

Weighted average shares outstanding — basic	587,843	591,748
Effect of dilutive securities:
Stock options	5,642	6,233
Restricted stock units	2,039	2,540
Deferred compensation shares	110	80

Weighted average shares outstanding — diluted	595,634	600,601

Earnings per share — basic	$0.23	$0.31
Earnings per share — diluted	$0.23	$0.31

9. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended December 31,
	2009	2008
Net income	$136,237	$184,398

Other comprehensive income (loss):
Net unrealized losses on investment securities available-for-sale	—	(610)
Adjustment for deferred income taxes on net unrealized losses	—	227
Foreign currency translation adjustment	18	(404)

Total other comprehensive income (loss), net of tax	18	(787)

Comprehensive income	$136,255	$183,611

10. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45% of the Company’s common stock as of December 31, 2009. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Insured Deposit Account Agreement
The Company is party to an insured deposit account (“IDA”) agreement (formerly known as the money market deposit account or “MMDA” agreement) with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A., (“TD Bank”, and together with TD Bank USA, the “Depository Institutions”) and TD. Under the IDA agreement, the Depository Institutions make available to clients of the Company money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company a fee based on the yield earned by the Depository Institutions on the client IDA assets, less the actual interest paid to clients, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.
The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the marketing fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. For the month of December 2009, the IDA portfolio was comprised of approximately 15% component (a) investments, 75% component (b) investments and 10% component (c) investments.
In the event the fee computation results in a negative amount, the Company must pay the Depository Institutions the negative amount. This effectively results in the Company guaranteeing the Depository Institutions revenue of 25 basis points on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The fee computation under the IDA agreement is affected by many variables, including the type, duration, credit quality, principal balance and yield of the investment portfolio at the Depository Institutions, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative IDA fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the fee calculation to result in a negative amount is remote and the fair value of the guarantee is not material. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the IDA agreement.
The Company earned fee income associated with the insured deposit account agreement of $155.3 million and $163.2 million for the three months ended December 31, 2009 and 2008, respectively, which is reported as insured deposit account fees on the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and an affiliate of TD are parties to a sweep fund agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs certain distribution and marketing support services with respect to those funds. In consideration for offering the funds and performing the distribution and marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the sweep fund agreement. The Company also performs certain services for the applicable fund and earns fees for those services. The agreement may be terminated by any party upon one year’s prior written notice and may be terminated by the Company upon 30 days’ prior written notice under certain circumstances. The Company earned fee income associated with these agreements of $2.8 million and $51.5 million for the three months ended December 31, 2009 and 2008, respectively, which is included in investment product fees on the Condensed Consolidated Statements of Income.
Securities Borrowing and Lending
In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $0.6 million of receivables from TDSI as of December 31, 2009 and September 30, 2009. Payable to brokers, dealers and clearing organizations includes $28.0 million and $34.0 million of payables to TDSI as of December 31, 2009 and September 30, 2009, respectively. The Company earned net interest revenue of $0.4 million for the three months ended December 31, 2009 and incurred net interest expense of $0.4 million for the three months ended December 31, 2008 associated with securities borrowing and lending with TDSI. The transactions with TDSI are subject to similar collateral requirements as transactions with other counterparties.
Cash Management Services Agreement
Pursuant to a cash management services agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.2 million for the three months ended December 31, 2009 and 2008, which is included in clearing and execution costs on the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the IDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days’ prior written notice to TD Bank USA.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an indemnification agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 41,125 and 43,590 SARs outstanding as of December 31, 2009 and September 30, 2009, respectively, with an approximate value of $1.4 million and $1.6 million, respectively. The indemnification agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.

Canadian Call Center Services Agreement
Pursuant to the Canadian call center services agreement, TD receives and services client calls at its London, Ontario site for clients of TDA Inc. After May 1, 2013, either party may terminate this agreement without cause and without penalty by providing 24 months’ prior written notice. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian call center services agreement of $4.3 million and $3.9 million for the three months ended December 31, 2009 and 2008, respectively, which is included in professional services expense on the Condensed Consolidated Statements of Income.
Certificates of Deposit Brokerage Agreement
TDA, Inc. is party to a certificates of deposit brokerage agreement with TD Bank USA, under which TDA Inc. acts as agent for its clients in purchasing certificates of deposit from TD Bank USA. Under the agreement, TD Bank USA pays TDA Inc. a placement fee for each certificate of deposit issued in an amount agreed to by both parties. During the first quarter of fiscal 2010, TDA Inc. promoted a limited time offer to purchase a three-month TD Bank USA certificate of deposit with a premium yield to clients that made a deposit or transferred $25,000 into their TDA Inc. brokerage account during a specified time period. Under this promotion, TDA Inc. reimburses TD Bank USA for the subsidized portion of the premium yield paid to its clients. The Company incurred net costs to TD Bank USA associated with this promotional offer of $1.0 million for the three months ended December 31, 2009, which is included in advertising expense on the Condensed Consolidated Statements of Income.
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
In connection with the sale of thinkorswim Canada, the Company and TDW Canada entered into a trading platform hosting and services agreement. The agreement has an initial term of five years beginning June 11, 2009, and will automatically renew for additional periods of two years, unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-current term. Because this agreement represents contingent consideration to be paid for the sale of thinkorswim Canada, the Company recorded a $10.7 million receivable for the fair value of this agreement. Under this agreement, TDW Canada will use the thinkorswim, Inc. trading platform and thinkorswim, Inc. will provide the services to support the platform. In consideration for the performance by thinkorswim, Inc. of all its obligations under this agreement, TDW Canada will pay thinkorswim, Inc., on a monthly basis, a fee based on average client trades per day and transactional revenues. Fees earned under the agreement will be recorded as a reduction of the contingent consideration receivable until the receivable is reduced to zero, and thereafter will be recorded as fee revenue. As of December 31, 2009 and September 30, 2009, $10.2 million and $10.4 million, respectively, of contingent consideration is included in receivable from affiliates on the Condensed Consolidated Balance Sheets.
Other Related Party Transactions
TD Options LLC, a subsidiary of TD, pays the Company the amount of exchange-sponsored payment for order flow that it receives for routing TDA Inc. client orders to the exchanges. The Company earned $0.5 million and $0.7 million of payment for order flow revenues from TD Options LLC for the three months ended December 31, 2009 and 2008, respectively, which is included in commissions and transaction fees on the Condensed Consolidated Statements of Income.
TD Securities (USA) LLC, an indirect wholly-owned subsidiary of TD, was the joint lead manager and participated as an underwriter in the Company’s offering of $1.25 billion of Senior Notes in November 2009. In this capacity, TD Securities (USA) LLC earned a discount and commission of $0.5 million. This amount is being accounted for as part of the debt issuance costs included in other assets on the Condensed Consolidated Balance Sheets and is being amortized to interest expense over the terms of the respective Senior Notes.
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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; our migration of client cash balances into the insured deposit account offering; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and the impact of recently issued accounting pronouncements.
The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; interest rates; stock market fluctuations and changes in client trading activity; increased competition; systems failures and capacity constraints; network security risks; ability to service debt obligations; ability to achieve the benefits of the thinkorswim Group Inc. (“thinkorswim”) acquisition; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2009, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; valuation of stock-based compensation; estimates of effective income tax rates, deferred income taxes and related valuation allowances; and valuation of guarantees. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2009.
Unless otherwise indicated, the terms “we,” “us” or “Company” in this report refer to TD AMERITRADE Holding Corporation and its wholly-owned subsidiaries. The term “GAAP” refers to U.S. generally accepted accounting principles.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com (in the “Investors” section under the heading “Financial Reports”) and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2009. Since the issuance of the Form 10-K, the definition of “EBITDA and EBITDA excluding investment gains/losses” has been updated and the definition of “Expenses excluding advertising” has been replaced with “Operating expenses excluding advertising.” These updated definitions are as follows (italics indicate other defined terms that appear elsewhere in the glossary):
EBITDA and EBITDA excluding investment gains/losses — EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains/losses are non-GAAP financial measures. We consider EBITDA and EBITDA excluding investment gains/losses to be important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA excluding investment gains/losses also eliminates the effect of non-brokerage investment-related gains and losses that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains/losses should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Operating expenses excluding advertising — Operating expenses excluding advertising is a non-GAAP financial measure. Operating expenses excluding advertising consists of total operating expenses, adjusted to remove advertising expense. We consider operating expenses excluding advertising an important measure of the financial performance of our ongoing business. Advertising spending is excluded because it is largely at the discretion of the Company, varies significantly from period to period based on market conditions and generally relates to the acquisition of future revenues through new accounts rather than current revenues from existing accounts. Operating expenses excluding advertising should be considered in addition to, rather than as a substitute for, total operating expenses.
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
We consider EBITDA an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended December 31,
	2009		2008
		% of Net		% of Net
EBITDA	$	Revenue	$	Revenue
EBITDA	$271,198	43.4%	$343,240	56.2%
Less:
Depreciation and amortization	(13,610)	(2.2%)	(11,503)	(1.9%)
Amortization of acquired intangible assets	(25,580)	(4.1%)	(15,538)	(2.5%)
Interest on borrowings	(11,629)	(1.9%)	(15,637)	(2.6%)
Provision for income taxes	(84,142)	(13.5%)	(116,164)	(19.0%)

Net income	$136,237	21.8%	$184,398	30.2%

Our net income and EBITDA decreased for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to (1) decreased asset-based revenues resulting from lower net interest margin earned on spread-based balances and investment product fees waived on money market mutual funds due to the near-zero short-term interest rate environment and (2) a 10% decrease in client trades per day on a pro forma combined basis including results of thinkorswim Group Inc. (“thinkorswim”). thinkorswim was acquired during the third quarter of fiscal 2009. Detailed analysis of net revenues and expenses is presented later in this discussion.

Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the three months ended December 31, 2009, asset-based revenues and transaction-based revenues accounted for 45% and 50% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended
	December 31,		Increase/
	2009	2008	(Decrease)
Avg. interest-earning assets (excluding conduit business)	$15,522	$7,527	$7,995
Avg. insured deposit account balances	32,578	17,896	14,682

Avg. spread-based balances	$48,100	$25,423	$22,677

Net interest revenue (excluding conduit business)	$99.2	$82.1	$17.1
Insured deposit account fee revenue	155.3	163.2	(7.9)

Spread-based revenue	$254.5	$245.3	$9.2

Avg. annualized yield — interest-earning assets (excluding conduit business)	2.50%	4.27%	(1.77%)
Avg. annualized yield — insured deposit account fees	1.87%	3.57%	(1.70%)
Net interest margin (NIM)	2.07%	3.78%	(1.71%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)
	Three months ended
	December 31,		Increase/
	2009	2008	(Decrease)
Segregated cash	$2.6	$1.6	$1.0
Client margin balances	74.7	64.8	9.9
Securities borrowing (excluding conduit business)	23.0	17.2	5.8
Other cash and interest-earning investments, net	0.3	1.7	(1.4)
Client credit balances	(1.1)	(1.6)	0.5
Securities lending (excluding conduit business)	(0.3)	(1.6)	1.3

Net interest revenue (excluding conduit business)	99.2	82.1	17.1

Securities borrowing — conduit business	0.5	6.4	(5.9)
Securities lending — conduit business	(0.3)	(3.7)	3.4

Net interest revenue	$99.4	$84.8	$14.6

	Average Balance
	Three months ended
	December 31,		%
	2009	2008	Change
Segregated cash	$7,823	$1,677	366%
Client margin balances	6,081	4,494	35%
Securities borrowing (excluding conduit business)	745	239	212%
Other cash and interest-earning investments	873	1,117	(22%)

Interest-earning assets (excluding conduit business)	15,522	7,527	106%
Securities borrowing — conduit business	561	1,616	(65%)

Interest-earning assets	$16,083	$9,143	76%

Client credit balances	$10,901	$4,167	162%
Securities lending (excluding conduit business)	1,593	1,315	21%

Interest-bearing liabilities (excluding conduit business)	12,494	5,482	128%
Securities lending — conduit business	561	1,616	(65%)

Interest-bearing liabilities	$13,055	$7,098	84%

	Avg. Annualized Yield (Cost)
	Three months ended		Net Yield
	December 31,		Increase/
	2009	2008	(Decrease)
Segregated cash	0.13%	0.38%	(0.25%)
Client margin balances	4.81%	5.64%	(0.83%)
Other cash and interest-earning investments, net	0.12%	0.63%	(0.51%)
Client credit balances	(0.04%)	(0.15%)	0.11%

Net interest revenue (excluding conduit business)	2.50%	4.27%	(1.77%)

Securities borrowing — conduit business	0.35%	1.56%	(1.21%)
Securities lending — conduit business	(0.22%)	(0.90%)	0.68%

Net interest revenue	2.42%	3.63%	(1.21%)

The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended
	December 31,		Increase/
	2009	2008	(Decrease)
Fee revenue	$29.4	$69.2	$(39.8)
Average balance	$58,458	$62,767	(7%)
Average annualized yield	0.20%	0.43%	(0.23%)
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended
	December 31,		%
	2009	2008	Change
Total trades (in millions)	23.85	22.51	6%
Average commissions and transaction fees per trade (1)	$12.98	$12.76	2%
Average client trades per day	378,561	357,294	6%
Average client trades per account (annualized)	12.5	12.8	(2%)
Activity rate — total accounts	5.0%	5.1%	(2%)
Activity rate — funded accounts	7.1%	7.2%	(1%)
Trading days	63.0	63.0	0%

(1)	Average commissions and transaction fees per trade excludes thinkorswim active trader business.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended
	December 31,		%
	2009	2008	Change
Total accounts (beginning of period)	7,563,000	6,895,000	10%
New accounts opened	180,000	217,000	(17%)
Accounts closed	(68,000)	(60,000)	13%

Total accounts (end of period)	7,675,000	7,052,000	9%

Percentage change during period	1%	2%

Funded accounts (beginning of period)	5,279,000	4,918,000	7%
Funded accounts (end of period)	5,327,000	5,013,000	6%
Percentage change during period	1%	2%

Client assets (beginning of period, in billions)	$302.0	$278.0	9%
Client assets (end of period, in billions)	$318.6	$233.8	36%
Percentage change during period	5%	(16%)

Net new assets (in billions)	$8.7	$7.8	12%
In connection with our purchase of thinkorswim on June 11, 2009, we acquired approximately 197,000 total accounts, approximately 113,000 funded accounts and approximately $4 billion in client assets.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended
	December 31,		%
	2009	2008	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$309.4	$287.1	8%

Asset-based revenues:
Interest revenue	101.2	92.5	9%
Brokerage interest expense	(1.8)	(7.7)	(76%)

Net interest revenue	99.4	84.8	17%
Insured deposit account fees	155.3	163.2	(5%)
Investment product fees	29.4	69.2	(57%)

Total asset-based revenues	284.2	317.2	(10%)

Other revenues	31.1	6.4	387%

Net revenues	624.6	610.7	2%

Operating expenses:
Employee compensation and benefits	146.6	117.4	25%
Clearing and execution costs	21.9	15.6	40%
Communications	24.7	18.7	32%
Occupancy and equipment costs	34.9	30.1	16%
Depreciation and amortization	13.6	11.5	18%
Amortization of acquired intangible assets	25.6	15.5	65%
Professional services	33.7	27.3	23%
Advertising	65.2	46.7	40%
Other	18.0	11.6	56%

Total operating expenses	384.2	294.5	30%

Operating income	240.4	316.2	(24%)

Other expense:
Interest on borrowings	11.6	15.6	(26%)
Loss on debt refinancing	8.4	—	N/A

Total other expense	20.0	15.6	28%

Pre-tax income	220.4	300.6	(27%)
Provision for income taxes	84.1	116.2	(28%)

Net income	$136.2	$184.4	(26%)

Other information:
Number of interest days in period	92	92	0%
Effective income tax rate	38.2%	38.6%

Note:	Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.

Three-Month Periods Ended December 31, 2009 and 2008
Net Revenues
Commissions and transaction fees increased 8% to $309.4 million, primarily due to additional trading activity resulting from the thinkorswim acquisition in the third quarter of fiscal 2009. Average client trades per day increased 6% to 378,561 for the first quarter of fiscal 2010 compared to 357,294 for the first quarter of fiscal 2009. However, on a pro forma basis combined with thinkorswim, average client trades per day decreased 10% from 418,717 for the first quarter of fiscal 2009. Average client trades per account (annualized) were 12.5 for the first quarter of fiscal 2010 compared to 12.8 for the first quarter of fiscal 2009. Average commissions and transaction fees per trade increased to $12.98 per trade for the first quarter of fiscal 2010 from $12.76 for the first quarter of fiscal 2009, primarily due to higher payment for order flow revenue per trade, a higher percentage of option trades and a decrease in promotional trades during the first quarter of fiscal 2010. These increases were partially offset by the effect of thinkorswim, which earns somewhat lower average commissions and transaction fees per trade, during the first quarter of fiscal 2010.
Net interest revenue increased 17% to $99.4 million, due primarily to a 35% increase in average client margin balances and a $4.6 million increase in net interest revenue from our securities borrowing/lending program in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. These increases were partially offset by a decrease of 83 basis points in the average yield earned on client margin balances for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.
Insured deposit account fees decreased 5% to $155.3 million, due primarily to a decrease of 170 basis points in the average yield earned on the client insured deposit account assets during the first quarter of fiscal 2010. This decrease was mostly offset by an 82% increase in average insured deposit account balances during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increased insured deposit account balances are primarily due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering beginning in April 2009. In January 2010, we moved an additional $4.2 billion of client cash held in client credit balances into the insured deposit account offering. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a larger yield on insured deposit account balances than on money market mutual fund or client credit balances.
Investment product fees decreased 57% to $29.4 million, primarily due to a 7% decrease in average fee-based investment balances and a decrease of 23 basis points in the average yield earned on such balances in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease in the average yield earned in the first quarter of fiscal 2010 was primarily due to a full quarter impact of our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative. The unfavorable impact of the fee waivers on the average yield earned gradually increased during fiscal 2009.
Other revenues increased to $31.1 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition.
Operating and Other Expenses
Employee compensation and benefits expense increased 25% to $146.6 million, primarily due to an increase in average headcount resulting from the thinkorswim acquisition and higher incentive-based compensation related to actual Company and individual performance in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The average number of full-time equivalent employees increased to 5,240 for the first quarter of fiscal 2010 compared to 4,665 for the first quarter of fiscal 2009.
Clearing and execution costs increased 40% to $21.9 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition.
Communications expense increased 32% to $24.7 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, increased telecommunications costs resulting from our migration to a new secondary data center during fiscal 2009 and additional costs for quotes and market information related to organic client account growth since the first quarter of fiscal 2009.
Occupancy and equipment costs increased 16% to $34.9 million due to upgrades to our technology infrastructure and facilities and due to the addition of thinkorswim occupancy and equipment costs.

Depreciation and amortization increased 18% to $13.6 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements and due to depreciation of assets recorded in the thinkorswim acquisition.
Amortization of acquired intangible assets increased 65% to $25.6 million, due to amortization of intangible assets recorded in the thinkorswim acquisition.
Professional services increased 23% to $33.7 million, primarily due to higher usage of consulting and contract services in connection with new product development and technology infrastructure upgrades, as well as the acquisition and integration of thinkorswim.
Advertising expense increased 40% to $65.2 million, primarily due to marketing support for the thinkorswim business. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other expenses increased 56% to $18.0 million, primarily due to additional expenses related to the thinkorswim business, including education travel and venue costs.
Interest on borrowings decreased 26% to $11.6 million, due primarily to lower average interest rates incurred on our debt and a decrease of approximately $77 million in average debt outstanding during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The average interest rate incurred on our debt was 2.94% for the first quarter of fiscal 2010, compared to 3.97% for the first quarter of fiscal 2009.
Loss on debt refinancing of $8.4 million consists of a charge to write off the unamortized balance of debt issuance costs associated with the Term A and Term B credit facilities under our January 23, 2006 credit agreement. On November 25, 2009, we refinanced our long-term debt by issuing the Senior Notes and used the proceeds from the issuance of the Senior Notes, together with cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement.
Our effective income tax rate was 38.2% for the first quarter of fiscal 2010, compared to 38.6% for the first quarter of fiscal 2009. The decrease was primarily due to approximately $1.3 million of favorable resolutions of state income tax matters during the first quarter of fiscal 2010. We expect our effective income tax rate to be approximately 39% for the remainder of fiscal 2010. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2010 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2010 primarily from our earnings, cash and short-term investments on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.
On July 20, 2009, our broker-dealer subsidiary, TD AMERITRADE, Inc. (“TDA Inc.”), entered into settlement agreements with the SEC and other regulatory authorities, in which we agreed to extend an offer to purchase eligible auction rate securities (“ARS”) from certain current and former account holders. The offer commenced on August 10, 2009. Through December 31, 2009, we have purchased eligible ARS with an aggregate par value of approximately $269 million. We estimate that, as of December 31, 2009, ARS up to a total par value of approximately $114 million may remain outstanding and eligible for the offer. The ultimate amounts of tendered ARS purchased and remaining ARS eligible for the tender offer may decrease due to issuer redemptions. We plan to complete all repurchases no later than June 30, 2010. ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process. In February 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. Funds from ARS are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Substantial delays in the sale or redemption of our ARS holdings could adversely affect our liquidity and require us to borrow on our lines of credit or seek alternative financing.
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

	December 31,	September 30,
	2009	2009	Change
Cash and cash equivalents	$903,891	$791,211	$112,680
Less: Broker-dealer cash and cash equivalents	(677,523)	(473,996)	(203,527)
Trust company cash and cash equivalents	(34,541)	(25,143)	(9,398)
Investment advisory cash and cash equivalents	(20,870)	(18,935)	(1,935)

Corporate cash and cash equivalents	170,957	273,137	(102,180)

Plus: Corporate short-term investments	38,237	49,496	(11,259)
Excess trust Tier 1 capital	3,995	4,658	(663)
Excess broker-dealer regulatory net capital	912,004	814,836	97,168

Liquid assets	$1,125,193	$1,142,127	$(16,934)

The decrease in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2009	$1,142,127

Plus: Pre-tax income	220,379
Cash provided from distribution of stock-based awards	11,155
Proceeds from the issuance of long-term debt	1,248,557
Other changes in working capital and regulatory net capital	47,995

Less: Income taxes paid	(100,744)
Purchase of property and equipment	(20,797)
Purchase of treasury stock	(3,229)
Principal payments on long-term debt and capital lease obligations	(1,410,218)
Payment of debt issuance costs	(10,032)

Liquid assets as of December 31, 2009	$1,125,193

Loan Facilities
Senior Notes — On November 25, 2009 we sold, through a public offering, $1.25 billion aggregate principal amount of unsecured senior notes, consisting of $250 million aggregate principal amount of 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”), $500 million aggregate principal amount of 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) and $500 million aggregate principal amount of 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2012 Notes and the 2014 Notes, the “Senior Notes”). The Senior Notes were issued at an aggregate discount of $1.4 million, which is being amortized to interest expense over the terms of the respective Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.
We used the net proceeds from the issuance of the Senior Notes, together with approximately $158 million of cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement, effective as of November 25, 2009. Upon repayment, the January 23, 2006 credit agreement (including the Term A Facility, the Term B Facility and the Revolving Facility as amended on November 5, 2009), was automatically amended and restated in its entirety pursuant to the Amended and Restated Credit Agreement (the “Restated Credit Agreement”), dated as of November 25, 2009, as described below.
The Senior Notes are jointly and severally and fully and unconditionally guaranteed by each of our current and future subsidiaries that is or becomes a borrower or a guarantor under the Restated Credit Agreement. Currently, the only subsidiary guarantor of the obligations under the Senior Notes is TD AMERITRADE Online Holdings Corp. (“TDAOH”). The Senior Notes and the guarantee by the subsidiary guarantor are the general senior unsecured obligations of the Company and the subsidiary guarantor.
We may redeem each series of the Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. treasury rate, plus 25 basis points in the case of the 2012 Notes, plus 30 basis points in the case of the 2014 Notes and plus 35 basis points in the case of the 2019 Notes, plus, in each case, accrued and unpaid interest to the date of redemption.
Interest Rate Swaps — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, we entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. The interest rate swaps effectively change the fixed-rate interest on the 2012 Notes and 2014 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the 2012 Notes and 2014 Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes and (b) 1.245% for the swap on the 2014 Notes.

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Income Statements. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The fair value of the interest rate swaps was not material as of December 31, 2009.
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps.
Restated Revolving Facility — The Restated Credit Agreement consists of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Restated Revolving Facility”). The maturity date of the Restated Revolving Facility is December 31, 2012. The applicable interest rate under the Restated Revolving Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to our public debt ratings. We are obligated to pay a commitment fee ranging from 0.225% to 0.750% on any unused amount of the Restated Revolving Facility, determined by reference to our public debt ratings. As of December 31, 2009, the interest rate margin would be 2.50% for LIBOR loans and 1.50% for Base Rate loans, and the commitment fee is 0.375% per annum, each determined by reference to our current Standard & Poor’s public debt rating of BBB+. There were no borrowings outstanding under the Restated Revolving Facility as of December 31, 2009.
The obligations under the Restated Credit Agreement are guaranteed by each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Company, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Restated Credit Agreement is TDAOH.
The Restated Credit Agreement contains negative covenants that limit or restrict the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of our assets and the assets of our subsidiaries, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We are restricted under the Restated Credit Agreement from incurring additional indebtedness in an aggregate principal amount in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) as to the Company than those contained in the Restated Credit Agreement, unless the Restated Credit Agreement is amended to include such more restrictive covenants prior to the incurrence of such additional indebtedness. We were in compliance with all covenants under the Restated Credit Agreement as of December 31, 2009.
Broker-dealer Credit Facilities — Our wholly-owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of December 31, 2009 and September 30, 2009. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of December 31, 2009 and September 30, 2009. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of December 31, 2009 and September 30, 2009. As of December 31, 2009 and September 30, 2009, approximately $780 million was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.
Stock Repurchase Authorization
On August 11, 2009, our board of directors authorized the repurchase of up to 15 million shares of common stock in the event management determines to initiate repurchases. No repurchase program has been initiated and no shares have been repurchased under this authorization.

Contractual Obligations
The issuance of the Senior Notes and repayment of the outstanding principal under our January 23, 2006 credit agreement, as described above under “Loan Facilities,” constitute material changes in our contractual obligations outside the ordinary course of business since September 30, 2009.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements: “Auction Rate Securities Matters” and “Guarantees” under Note 6 — COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 10 — RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (25% of our net revenues for the quarter ended December 31, 2009) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
ASC 805 — On October 1, 2009, the Company adopted ASC 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s condensed consolidated financial statements.
ASC 820-10 — On October 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

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
The interest rate swaps on our Senior Notes are subject to counterparty credit risk. This credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps.
Interest Rate Risk
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our insured deposit account arrangement with TD Bank USA, N.A. and TD Bank, N.A and on money market mutual funds, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.
Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with the insured deposit account arrangement. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.
During fiscal 2009, the Federal Open Market Committee lowered the federal funds rate to between 0% and 0.25%. Due to the near-zero short-term interest rate environment, we have performed a simulation of a hypothetical increase in interest rates. This simulation assumes that the asset and liability structure of the Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The result of the simulation based on our financial position as of December 31, 2009 indicates that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $110 million higher pre-tax income.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1. — Legal Proceedings
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. On May 1, 2009, the Court granted preliminary approval of the proposed settlement, which had been revised. Some class members filed objections and opt-outs. The court denied final approval of the proposed settlement on October 23, 2009. The court ruled that the asserted benefits of the settlement to the class were not sufficient to warrant approval and that the proposed settlement was not fair, reasonable and adequate. A case conference has been scheduled for February 25, 2010.

Auction Rate Securities Matters — The SEC and other regulatory authorities conducted investigations regarding the sale of auction rate securities (“ARS”). On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of ARS. Under these settlement agreements, TDA Inc. commenced a tender offer to purchase, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to January 24, 2006. This offer does not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. TDA Inc. will complete the program in two phases, based on the amount of assets a client holds at TDA Inc., and will complete all repurchases no later than June 30, 2010. In addition, TDA Inc. offered to make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. offered to reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. will participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. No fines were imposed by the regulators under the settlement agreements.
The offer commenced on August 10, 2009. Through December 31, 2009, TDA Inc. has purchased eligible ARS with an aggregate par value of approximately $269 million. TDA Inc. estimates that, as of December 31, 2009, ARS up to a total par value of approximately $114 million may remain outstanding and eligible for the tender offer. The ultimate amounts of tendered ARS purchased and remaining ARS eligible for the tender offer may decrease due to issuer redemptions. The Company is accounting for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009. As of December 31, 2009 and September 30, 2009, a liability of $2.0 million and $13.8 million, respectively, for this guarantee is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund, declined below $1.00 per share. TDA Inc.’s clients hold shares in these funds, which are being liquidated by The Reserve. From October 31, 2008 through January 29, 2010, Primary Fund, International Liquidity Fund and Yield Plus Fund shareholders have received distributions totaling approximately $0.99 per share, $0.86 per share and $0.94 per share, respectively. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the Fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the Fund. The complaint seeks an unspecified amount of compensatory damages including interest, attorneys’ fees, rescission, exemplary damages and equitable relief. On January 19, 2010, the defendants submitted motions to dismiss the complaint.
Legal and Regulatory Matters — The Company is subject to lawsuits, arbitrations, claims and other legal proceedings in connection with its business including, but not limited to, the matters discussed above. Some of the legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows or could cause the Company significant reputational harm. Management believes the Company has adequate legal defenses with respect to the legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the eventual loss that may result from these matters.
In the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters, including, but not limited to, the regulatory matters discussed above, could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the eventual fines, penalties or injunctive or other equitable relief that may result from these matters.

Item 1A. — Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2009.

Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
October 1, 2009 - October 31, 2009	58,979	$19.41	—
November 1, 2009 - November 30, 2009	96,317	$20.91	—
December 1, 2009 - December 31, 2009	3,704	$18.95	—

Total — Three months ended December 31, 2009	159,000	$20.31	—	N/A

All of the shares purchased during the quarter ended December 31, 2009, were repurchased from employees for income tax withholding in connection with restricted stock unit and restricted stock award distributions. There were no stock repurchase programs in effect and no programs expired during the first quarter of fiscal 2010.

Item 6. — Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD AMERITRADE Holding Corporation, TD AMERITRADE Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.1)

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1	Amended and Restated Credit Agreement, dated November 25, 2009, among TD AMERITRADE Holding Corporation, the lending institutions party thereto and The Bank of New York Mellon, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 25, 2009)

10.2	Amendment No. 4 and Assumption Agreement to the Loan Documents for the $2,200,000,000 Credit Agreement, dated November 5, 2009

10.3	Employment Agreement, as amended and restated, effective as of September 18, 2008, between John Bunch and TD AMERITRADE Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 5, 2010
TD AMERITRADE Holding Corporation (Registrant)
	By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)