Form 10-Q/A
period 2009-12-31
TD AMERITRADE HOLDING CORP
filed 2010-05-06
CIK 1173431

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

Part I — FINANCIAL INFORMATION
Item 1. -Financial Statements
EX-15.1
EX-31.1
EX-31.2
EX-32.1

     Explanatory Note
     This Amendment is being filed to provide the Condensed Consolidating Financial Information presented in Note 11 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 – Financial Statements. This information was omitted from the original Form 10-Q. Except for Item 1 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

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
May 6, 2010

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

The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months ended December 31, 2009 and 2008 (dollars in thousands):

			Purchases,
		Net Gains (Losses)	Sales,
	September 30,	Included in	Issuances and	December 31,
	2009	Earnings(1)	Settlements, Net	2009
Assets:
Short-term investments:
Money market mutual funds	$50,971	$—	$(11,594)	$39,377

Securities owned:
Auction rate securities	14,579	371	251,707	266,657
Money market mutual funds	5,049	—	(442)	4,607

Subtotal — Securities owned	19,628	371	251,265	271,264

Total assets at fair value	$70,599	$371	$239,671	$310,641

Liabilities:
Securities sold, not yet purchased:
Money market mutual funds	$1	$—	$—	$1

(1)	Net gains (losses) included in earnings are recorded in other revenues on the Condensed Consolidated Statements of Income and were not related to assets held as of December 31, 2009.

			Purchases,
		Net Gains (Losses)	Sales,
	October 1,	Included in	Issuances and	December 31,
	2008	Earnings	Settlements, Net	2008
Assets:
Cash and cash equivalents (1)	$217,471	$—	$(217,471)	$—

Short-term investments:
Money market mutual funds	368,066	(81)	(250,934)	117,051

Securities owned:
Auction rate securities	6,925	—	9,350	16,275
Money market mutual funds	46,662	—	(35,048)	11,614

Subtotal — Securities owned	53,587	—	(25,698)	27,889

Other investments:
Auction rate securities	10,000	—	(140)	9,860

Total assets at fair value	$649,124	$(81)	$(494,243)	$154,800

Liabilities:
Securities sold, not yet purchased:
Money market mutual funds	$4,636	$—	$(4,412)	$224

(1)	Represents positions in the Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.
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
11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Senior Notes are jointly and severally and fully and unconditionally guaranteed by TDAOH. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated.
TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$25,375	$39,061	$839,455	$—	$903,891
Cash and investments segregated in compliance with federal regulations	—	—	5,570,850	—	5,570,850
Receivable from brokers, dealers and clearing organizations	—	—	1,158,994	—	1,158,994
Receivable from clients, net of allowance for doubtful accounts	—	—	6,329,011	—	6,329,011
Investments in subsidiaries	5,283,054	4,194,543	—	(9,477,597)	—
Receivable from affiliates	1,486	226,856	88,952	(229,707)	87,587
Goodwill	—	—	2,468,875	—	2,468,875
Acquired intangible assets	—	145,674	1,053,468	—	1,199,142
Other	45,696	39,375	678,777	(35,014)	728,834

Total assets	$5,355,611	$4,645,509	$18,188,382	$(9,742,318)	$18,447,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,004,163	$—	$2,004,163
Payable to clients	—	—	10,546,040	—	10,546,040
Accounts payable and accrued liabilities	238,969	22,346	337,848	—	599,163
Payable to affiliates	163,414	2,428	67,733	(229,707)	3,868
Long-term debt	1,248,583	—	8,400	—	1,256,983
Other	—	41,688	325,648	(35,014)	332,322

Total liabilities	1,650,966	66,462	13,289,832	(264,721)	14,742,539

Stockholders’ equity	3,704,645	4,579,047	4,898,550	(9,477,597)	3,704,645

Total liabilities and stockholders’ equity	$5,355,611	$4,645,509	$18,188,382	$(9,742,318)	$18,447,184

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$45,291	$109,079	$636,841	$—	$791,211
Cash and investments segregated in compliance with federal regulations	—	—	5,813,862	—	5,813,862
Receivable from brokers, dealers and clearing organizations	—	—	1,777,741	—	1,777,741
Receivable from clients, net of allowance for doubtful accounts	—	—	5,712,261	—	5,712,261
Investments in subsidiaries	5,298,879	4,145,057	—	(9,443,936)	—
Receivable from affiliates	2,140	220,654	91,839	(221,659)	92,974
Goodwill	—	—	2,472,098	—	2,472,098
Acquired intangible assets	—	145,674	1,079,048	—	1,224,722
Other	44,877	50,501	426,131	(34,568)	486,941

Total assets	$5,391,187	$4,670,965	$18,009,821	$(9,700,163)	$18,371,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,491,617	$—	$2,491,617
Payable to clients	—	—	9,914,823	—	9,914,823
Accounts payable and accrued liabilities	272,510	22,217	406,059	—	700,786
Payable to affiliates	160,894	2,324	62,165	(221,659)	3,724
Long-term debt	1,406,500	—	8,400	—	1,414,900
Other	—	41,700	287,545	(34,568)	294,677

Total liabilities	1,839,904	66,241	13,170,609	(256,227)	14,820,527

Stockholders’ equity	3,551,283	4,604,724	4,839,212	(9,443,936)	3,551,283

Total liabilities and stockholders’ equity	$5,391,187	$4,670,965	$18,009,821	$(9,700,163)	$18,371,810

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$4,767	$46	$624,599	$(4,794)	$624,618
Operating expenses	2,315	302	386,395	(4,794)	384,218

Operating income (loss)	2,452	(256)	238,204	—	240,400
Other expense	19,646	—	375	—	20,021

Income (loss) before income taxes and equity in income of subsidiaries	(17,194)	(256)	237,829	—	220,379
Provision for (benefit from) income taxes	(4,273)	(93)	88,508	—	84,142

Income (loss) before equity in income of subsidiaries	(12,921)	(163)	149,321	—	136,237
Equity in income of subsidiaries	149,158	149,486	—	(298,644)	—

Net income	$136,237	$149,323	$149,321	$(298,644)	$136,237

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2008
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$7,964	$511	$610,312	$(8,058)	$610,729
Operating expenses	6,830	136	295,505	(7,941)	294,530

Operating income	1,134	375	314,807	(117)	316,199
Other expense (income)	15,716	117	(79)	(117)	15,637

Income (loss) before income taxes and equity in income of subsidiaries	(14,582)	258	314,886	—	300,562
Provision for (benefit from) income taxes	(2,499)	62	118,601	—	116,164

Income (loss) before equity in income of subsidiaries	(12,083)	196	196,285	—	184,398
Equity in income of subsidiaries	196,481	196,285	—	(392,766)	—

Net income	$184,398	$196,481	$196,285	$(392,766)	$184,398

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by (used in) operating activities	$(24,891)	$(6,142)	$316,667	$285,634

Cash flows from investing activities:
Purchase of property and equipment	—	—	(20,797)	(20,797)
Proceeds from redemption of money market funds	24	11,124	446	11,594

Net cash provided by (used in) investing activities	24	11,124	(20,351)	(9,203)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248,557	—	—	1,248,557
Payment of debt issuance costs	(10,032)	—	—	(10,032)
Principal payments on long-term debt	(1,406,500)	—	—	(1,406,500)
Purchase of treasury stock	(3,229)	—	—	(3,229)
Other	11,155	—	(3,718)	7,437

Net cash used in financing activities	(160,049)	—	(3,718)	(163,767)

Intercompany investing and financing activities, net	165,000	(75,000)	(90,000)	—

Effect of exchange rate changes on cash and cash equivalents	—	—	16	16

Net increase (decrease) in cash and cash equivalents	(19,916)	(70,018)	202,614	112,680

Cash and cash equivalents at beginning of period	45,291	109,079	636,841	791,211

Cash and cash equivalents at end of period	$25,375	$39,061	$839,455	$903,891

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2008
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by (used in) operating activities	$44,801	$(158,147)	$402,742	$289,396

Cash flows from investing activities:
Purchase of property and equipment	—	—	(13,190)	(13,190)
Proceeds from redemption of money market funds	528	114,364	136,042	250,934
Other	—	140	—	140

Net cash provided by investing activities	528	114,504	122,852	237,884

Cash flows from financing activities:
Principal payments on long-term debt	(9,375)	—	—	(9,375)
Purchase of treasury stock	(37,584)	—	—	(37,584)
Other	643	—	(309)	334

Net cash used in financing activities	(46,316)	—	(309)	(46,625)

Intercompany investing and financing activities, net	—	(43,936)	43,936	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(635)	(635)

Net increase (decrease) in cash and cash equivalents	(987)	(87,579)	568,586	480,020

Cash and cash equivalents at beginning of period	989	171,010	502,136	674,135

Cash and cash equivalents at end of period	$2	$83,431	$1,070,722	$1,154,155

Part II — OTHER INFORMATION
Item 6. – Exhibits

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2010

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)