Form 10-Q
period 2010-03-31
TD AMERITRADE HOLDING CORP
filed 2010-05-06
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-49992

TD AMERITRADE HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2010, there were 590,412,316 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. –Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of March 31, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2010 and 2009, and condensed consolidated statements of cash flows for the six-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
May 6, 2010

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$833,580	$791,211
Short-term investments	1,095	52,071
Cash and investments segregated in compliance with federal regulations	1,549,430	5,813,862
Receivable from brokers, dealers and clearing organizations	1,465,208	1,777,741
Receivable from clients — net of allowance for doubtful accounts	6,860,274	5,712,261
Receivable from affiliates	97,700	92,974
Other receivables — net of allowance for doubtful accounts	69,781	73,921
Securities owned, at fair value	294,585	23,405
Property and equipment — net of accumulated depreciation and amortization	252,119	238,256
Goodwill	2,466,133	2,472,098
Acquired intangible assets — net of accumulated amortization	1,174,119	1,224,722
Deferred income taxes	13,747	17,161
Other assets	112,294	82,127

Total assets	$15,190,065	$18,371,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,236,407	$2,491,617
Payable to clients	6,848,986	9,914,823
Accounts payable and accrued liabilities	480,407	700,786
Payable to affiliates	3,761	3,724
Deferred revenue	77,263	72,134
Long-term debt	1,267,763	1,414,900
Capitalized lease obligations	25,865	28,565
Deferred income taxes	369,236	193,978

Total liabilities	11,309,688	14,820,527

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; March 31, 2010 - 589,896,705 outstanding; September 30, 2009 - 587,109,497 outstanding	6,314	6,314
Additional paid-in capital	1,555,014	1,574,638
Retained earnings	2,828,907	2,530,117
Treasury stock, common, at cost — March 31, 2010 - 41,485,155 shares; September 30, 2009 - 44,272,363 shares	(510,011)	(559,883)
Deferred compensation	196	171
Accumulated other comprehensive loss	(43)	(74)

Total stockholders’ equity	3,880,377	3,551,283

Total liabilities and stockholders’ equity	$15,190,065	$18,371,810

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$301,272	$265,442	$610,660	$552,555

Asset-based revenues:
Interest revenue	101,412	70,242	202,652	162,756
Brokerage interest expense	(1,444)	(2,837)	(3,271)	(10,512)

Net interest revenue	99,968	67,405	199,381	152,244

Insured deposit account fees	169,963	136,537	325,295	299,767
Investment product fees	30,349	48,096	59,769	117,262

Total asset-based revenues	300,280	252,038	584,445	569,273

Other revenues	33,882	8,019	64,947	14,400

Net revenues	635,434	525,499	1,260,052	1,136,228

Operating expenses:
Employee compensation and benefits	164,876	120,808	311,515	238,197
Clearing and execution costs	24,131	15,077	46,035	30,705
Communications	24,641	17,853	49,300	36,598
Occupancy and equipment costs	33,843	29,536	68,733	59,663
Depreciation and amortization	13,463	10,635	27,073	22,138
Amortization of acquired intangible assets	25,024	15,200	50,603	30,738
Professional services	31,465	22,069	65,172	49,408
Advertising	71,570	53,097	136,763	99,794
Gains on money market funds and client guarantees	(1,936)	—	(1,936)	—
Other	20,892	8,720	38,926	20,284

Total operating expenses	407,969	292,995	792,184	587,525

Operating income	227,465	232,504	467,868	548,703

Other expense:
Interest on borrowings	10,937	8,244	22,567	23,881
Loss on debt refinancing	—	—	8,392	—

Total other expense	10,937	8,244	30,959	23,881

Pre-tax income	216,528	224,260	436,909	524,822
Provision for income taxes	53,976	92,230	138,119	208,394

Net income	$162,552	$132,030	$298,790	$316,428

Earnings per share — basic	$0.28	$0.23	$0.51	$0.54
Earnings per share — diluted	$0.27	$0.23	$0.50	$0.54

Weighted average shares outstanding — basic	589,618	573,519	588,721	582,734
Weighted average shares outstanding — diluted	596,390	581,284	596,008	591,048
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$298,790	$316,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,073	22,138
Amortization of acquired intangible assets	50,603	30,738
Deferred income taxes	174,039	(118,645)
Loss on disposal of property	1,850	1,698
Gains on money market funds and client guarantees	(1,936)	—
Loss on debt refinancing	8,392	—
Stock-based compensation	17,504	12,041
Excess tax benefits on stock-based compensation	(8,414)	(503)
Other, net	(821)	64
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	4,264,432	(2,718,441)
Receivable from brokers, dealers and clearing organizations	312,533	2,098,252
Receivable from clients, net	(1,148,013)	3,464,408
Receivable from/payable to affiliates, net	(5,662)	86,340
Other receivables, net	4,077	23,516
Securities owned	(270,271)	31,744
Other assets	(13,037)	(10,308)
Payable to brokers, dealers and clearing organizations	(255,210)	(3,379,504)
Payable to clients	(3,065,837)	635,050
Accounts payable and accrued liabilities	(198,358)	124,587
Deferred revenue	5,129	(1,501)

Net cash provided by operating activities	196,863	618,102

Cash flows from investing activities:
Purchase of property and equipment	(38,391)	(25,259)
Purchase of short-term investments	(2,200)	—
Proceeds from sale and maturity of short-term investments	2,200	—
Proceeds from redemption of money market funds	51,478	290,347
Proceeds from sale of other investments available-for-sale	—	1,180
Other	(2)	(146)

Net cash provided by investing activities	13,085	266,122

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended March 31,
	2010	2009
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,248,557	$—
Payment of debt issuance costs	(10,664)	—
Principal payments on long-term debt	(1,410,638)	(18,750)
Principal payments on capital lease obligations	(7,095)	(2,169)
Proceeds from exercise of stock options; Six months ended March 31, 2010 - 2,482,271 shares; 2009 - 169,013 shares	8,260	816
Purchase of treasury stock; Six months ended March 31, 2010 - 224,595 shares; 2009 - 38,988,200 shares	(4,450)	(465,403)
Excess tax benefits on stock-based compensation	8,414	503

Net cash used in financing activities	(167,616)	(485,003)

Effect of exchange rate changes on cash and cash equivalents	37	(714)

Net increase in cash and cash equivalents	42,369	398,507

Cash and cash equivalents at beginning of period	791,211	674,135

Cash and cash equivalents at end of period	$833,580	$1,072,642

Supplemental cash flow information:
Interest paid	$11,601	$41,391
Income taxes paid	$103,331	$112,328
Tax benefit on exercises and distributions of stock-based compensation	$12,680	$516
Noncash investing and financing activities:
Issuance of capital lease obligations	$4,395	$4,443
Issuance of long-term debt in exchange for assets acquired	$—	$8,400
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Six-Month Periods Ended March 31, 2010 and 2009
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
ASC 820-10 and ASU 2010-06 — On October 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2010, the Company adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in ASC 820-10. The adoption of ASC 820-10 and ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.
2. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the six months ended March 31, 2010 (dollars in thousands):

Balance as of September 30, 2009	$2,472,098

Purchase accounting adjustments, net of income taxes (1)	(1,699)
Tax benefit on stock-based compensation awards (2)	(4,266)

Balance as of March 31, 2010	$2,466,133

(1)	Purchase accounting adjustments primarily consist of adjustments to assumed liabilities relating to the acquisition of thinkorswim Group Inc. (“thinkorswim”) in fiscal 2009.

(2)	Represents the tax benefit realized on replacement stock awards that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger in fiscal 2002 and the thinkorswim acquisition. The tax benefit realized on a stock award is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement award in the purchase accounting. To the extent any gain realized on a stock award exceeds the fair value of the replacement award recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

The Company’s acquired intangible assets consist of the following as of March 31, 2010 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,230,469	$(300,854)	$929,615
Technology and content	100,904	(11,836)	89,068
Trade names	10,100	(4,351)	5,749
Non-competition agreement	5,486	(1,473)	4,013
Trademark license	145,674	—	145,674

	$1,492,633	$(318,514)	$1,174,119

Estimated future amortization expense for acquired intangible assets outstanding as of March 31, 2010 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense
2010 Remaining	$49,725
2011	96,721
2012	92,900
2013	91,630
2014	91,172
2015	90,290
Thereafter (to 2025)	516,007

Total	$1,028,445

3. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	March 31,	September 30,
	2010	2009
Corporate	$284,519	$273,137
Broker-dealer subsidiaries	443,329	473,996
Trust company subsidiary	82,331	25,143
Investment advisory subsidiaries	23,401	18,935

Total	$833,580	$791,211

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
4. INCOME TAXES
The Company’s effective income tax rate for the six months ended March 31, 2010 was 31.6%, compared to 39.7% for the six months ended March 31, 2009. The provision for income taxes for the six months ended March 31, 2010 was unusually low due to $28.8 million of favorable resolutions of certain federal and state income tax matters. These items favorably impacted the Company’s earnings for the six months ended March 31, 2010 by approximately $0.05 per share. The provision for income taxes for the six months ended March 31, 2009 was higher than normal due to unfavorable deferred income tax adjustments of $5.9 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings. These items unfavorably impacted the Company’s earnings for the six months ended March 31, 2009 by approximately $0.01 per share.

5. LONG—TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	March 31,	September 30,
	2010	2009
$250 million 2.950% Senior Notes due 2012 (1)	$253,702	$—
$500 million 4.150% Senior Notes due 2014 (2)	510,465	—
$500 million 5.600% Senior Notes due 2019 (3)	499,334	—
Term A Facility	—	140,625
Term B Facility	—	1,265,875
Other	4,262	8,400

Total long-term debt	$1,267,763	$1,414,900

(1)	Balance includes a $3.9 million unrealized loss related to an interest rate swap, and is net of unamortized discount of $0.2 million.

(2)	Balance includes a $10.9 million unrealized loss related to an interest rate swap, and is net of unamortized discount of $0.4 million.

(3)	Balance is net of unamortized discount of $0.7 million.
Fiscal year maturities on long-term debt outstanding at March 31, 2010 are as follows (dollars in thousands):

2010 Remaining	$—
2011	4,262
2012	—
2013	250,000
2014	—
2015	500,000
Thereafter	500,000

Total	$1,254,262

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
On November 25, 2009, the Company used the net proceeds from the issuance of the Senior Notes, together with approximately $158 million of cash on hand, to repay in full the outstanding principal under the Company’s January 23, 2006 credit agreement. Upon repayment, the January 23, 2006 credit agreement (including the Term A Facility, the Term B Facility and the Revolving Facility as amended on November 5, 2009), was automatically amended and restated in its entirety pursuant to the Amended and Restated Credit Agreement (the “Restated Credit Agreement”), dated as of November 25, 2009, as described below.
The Senior Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future subsidiaries that is or becomes a borrower or a guarantor under the Restated Credit Agreement. Currently, the only subsidiary guarantor of the obligations under the Senior Notes is TD AMERITRADE Online Holdings Corp. (“TDAOH”). The Senior Notes and the guarantee by TDAOH are the general senior unsecured obligations of the Company and TDAOH.
The Company may redeem each series of the Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. treasury rate, plus: 25 basis points in the case of the 2012 Notes, 30 basis points in the case of the 2014 Notes and 35 basis points in the case of the 2019 Notes, plus, in each case, accrued and unpaid interest to the date of redemption.

Interest Rate Swaps – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. The interest rate swaps effectively change the fixed-rate interest on the 2012 Notes and 2014 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the 2012 Notes and 2014 Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes and (b) 1.245% for the swap on the 2014 Notes.
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Income Statements. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. For the six months ended March 31, 2010, the Company recorded a $14.9 million gain for the change in fair value of the interest rate swaps and an offsetting $14.9 million fair value loss on the hedged fixed-rate debt. The offsetting fair value gains and losses were recorded in interest on borrowings on the Condensed Consolidated Statements of Income.
The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in thousands):

	March 31,	September 30,
	2010	2009
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$14,856	$—
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of March 31, 2010, the Company had possession of $15.1 million of collateral from the interest rate swap counterparty, in the form of U.S. Treasury securities.
Restated Revolving Facility — The Restated Credit Agreement consists of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Restated Revolving Facility”). The maturity date of the Restated Revolving Facility is December 31, 2012. The applicable interest rate under the Restated Revolving Facility is calculated as a per annum rate equal to, at the option of the Company, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Company is obligated to pay a commitment fee ranging from 0.225% to 0.750% on any unused amount of the Restated Revolving Facility, determined by reference to the Company’s public debt ratings. As of March 31, 2010, the interest rate margin would be 2.50% for LIBOR loans and 1.50% for Base Rate loans, and the commitment fee is 0.375% per annum, each determined by reference to the Company’s current Standard & Poor’s public debt rating of BBB+. There were no borrowings outstanding under the Restated Revolving Facility as of March 31, 2010.
The obligations under the Restated Credit Agreement are guaranteed by each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Company, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Restated Credit Agreement is TDAOH.
The Restated Credit Agreement contains negative covenants that limit or restrict the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company is restricted under the Restated Credit Agreement from incurring additional indebtedness in an aggregate principal amount in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) as to the Company than those contained in the Restated Credit Agreement, unless the Restated Credit Agreement is amended to include such more restrictive covenants prior to the incurrence of such additional indebtedness. The Company was in compliance with all covenants under the Restated Credit Agreement as of March 31, 2010.
Broker-dealer Credit Facilities – The Company, through its wholly-owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of March 31, 2010 and September 30, 2009. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of March 31, 2010 and September 30, 2009. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of March 31, 2010 and September 30, 2009. As of March 31, 2010 and September 30, 2009, approximately $780 million was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	March 31, 2010			September 30, 2009
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD AMERITRADE Clearing, Inc.	$970,170	$164,399	$805,771	$855,630	$137,943	$717,687
TD AMERITRADE, Inc.	286,093	1,000	285,093	263,957	500	263,457
thinkorswim, Inc.	68,456	1,746	66,710	43,677	2,376	41,301

Totals	$1,324,719	$167,145	$1,157,574	$1,163,264	$140,819	$1,022,445

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) and thinkorswim, Inc. are introducing broker-dealers.
The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $13.1 million and $14.7 million as of March 31, 2010 and September 30, 2009, respectively, which exceeded the required Tier 1 capital by $3.1 million and $4.7 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Spam Litigation – A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. The court denied final approval of the proposed settlement on October 23, 2009. The court ruled that the asserted benefits of the settlement to the class were not sufficient to warrant approval and that the proposed settlement was not fair, reasonable and adequate. The parties participated in a mediation on April 7, 2010 and discussed possible terms of a new settlement. The settlement discussions are continuing. The Company is unable to predict the outcome or the timing of the ultimate resolution of this matter, or the eventual loss that may result from this matter.
Auction Rate Securities Matters – The SEC and other regulatory authorities conducted investigations regarding the sale of auction rate securities (“ARS”). On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of ARS. Under these settlement agreements, TDA Inc. commenced a tender offer to purchase, at par, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to January 24, 2006. This offer did not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. In addition, TDA Inc. offered to make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. offered to reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. agreed to participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. No fines were imposed by the regulators under the settlement agreements.
The offer commenced on August 10, 2009. The final phase of the offer expired on March 23, 2010 and TDA Inc. completed the repurchases on March 30, 2010. Through March 31, 2010, TDA Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. The Company accounted for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009. As of September 30, 2009, a liability of $13.8 million for this guarantee was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There is no liability recorded on the Condensed Consolidated Balance Sheet as of March 31, 2010, due to the completion of the offer. On March 30, 2010, the Company recorded a gain of $0.5 million based on the final fulfillment of the guarantee. The gain is included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income. As of March 31, 2010, TDA Inc. held ARS with a fair value of approximately $288 million.
Reserve Fund Matters – During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund, declined below $1.00 per share. TDA Inc.’s clients held shares in these funds, which are being liquidated by The Reserve. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the Fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the Fund. The complaint seeks an unspecified amount of compensatory damages including interest, attorneys’ fees, rescission, exemplary damages and equitable relief. On January 19, 2010, the defendants submitted motions to dismiss the complaint. Through March 31, 2010, Reserve Yield Plus Fund shareholders have received distributions totaling approximately $0.94 per share. The Company is unable to predict the outcome or the timing of the ultimate resolution of this matter, or the potential loss, if any, that may result from this matter.
Other Legal and Regulatory Matters – The Company is subject to other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows or could cause the Company significant reputational harm. Management believes the Company has adequate legal defenses with respect to these legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential losses, if any, that may result from these matters.

In the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.
Income Taxes — The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the condensed consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. The Toronto-Dominion Bank (“TD”) has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse Group, Inc. (“TD Waterhouse”) prior to the Company’s acquisition of TD Waterhouse.
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
As of March 31, 2010, client excess margin securities of approximately $9.5 billion and stock borrowings of approximately $1.3 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.2 billion and repledged approximately $1.0 billion of that collateral as of March 31, 2010.
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
See “Insured Deposit Account Agreement” in Note 11 for a description of a guarantee included in that agreement.
See “Auction Rate Securities Matters” above in this Note 7 for a description of a guarantee that was related to the ARS settlement.
During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced it was suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients were to receive less than $1.00 per share for these funds upon an orderly liquidation, the Company committed up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other publicly available information, the Company accrued an estimated fair value of $27.0 million for this obligation as of September 30, 2009, which is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. From October 31, 2008 through January 29, 2010, the Primary Fund and the International Liquidity Fund shareholders had received distributions totaling approximately $0.99 per share and $0.86 per share, respectively. In February 2010, the Company fulfilled the guarantee obligation to its clients by paying them for the difference between par value and the distributions to date from these two funds, in exchange for the clients’ shares in the funds. The Company recorded a gain of $0.9 million based on the final fulfillment of the guarantee. The gain is included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income.
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
In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:
•	Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded funds, mutual funds and equity securities.

•	Level 2— Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive financial instruments.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability. This category includes assets and liabilities related to money market mutual funds managed by The Reserve for which the net asset value has declined below $1.00 per share and the funds are being liquidated. This category also includes auction rate securities for which the periodic auctions have failed.

The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of March 31, 2010 and September 30, 2009 (dollars in thousands):

	As of March 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
U.S. government agency debt securities	$—	$1,095	$—	$1,095

Securities owned:
Auction rate securities	—	—	288,489	288,489
Money market mutual funds	—	—	3,873	3,873
Equity securities	459	7	—	466
Municipal debt securities	—	568	—	568
Corporate debt securities	—	1,093	—	1,093
Other debt securities	—	96	—	96

Subtotal — Securities owned	459	1,764	292,362	294,585

Other assets:
Interest rate swaps(1)	—	14,856	—	14,856

Total assets at fair value	$459	$17,715	$292,362	$310,536

Liabilities:
Securities sold, not yet purchased:
Equity securities	$2,848	$—	$—	$2,848
Municipal debt securities	—	73	—	73
Other debt securities	—	196	—	196

Total — Securities sold, not yet purchased (2)	$2,848	$269	$—	$3,117

(1)	Amount is included in other assets on the Condensed Consolidated Balance Sheets. See “Interest Rate Swaps” in Note 5 for details.

(2)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	As of September 30, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
Money market mutual funds	$—	$—	$50,971	$50,971
U.S. government agency debt securities	—	1,100	—	1,100

Subtotal — Short-term investments	—	1,100	50,971	52,071

Securities owned:
Auction rate securities	—	—	14,579	14,579
Money market mutual funds	—	—	5,049	5,049
Equity securities	471	23	—	494
Municipal debt securities	—	2,049	—	2,049
Corporate debt securities	—	702	—	702
Other debt securities	—	532	—	532

Subtotal — Securities owned	471	3,306	19,628	23,405

Total assets at fair value	$471	$4,406	$70,599	$75,476

Liabilities:
Securities sold, not yet purchased:
Equity securities	$3,102	$2	$—	$3,104
Money market mutual funds	—	—	1	1
Municipal debt securities	—	118	—	118
Corporate debt securities	—	23	—	23

Total — Securities sold, not yet purchased (1)	$3,102	$143	$1	$3,246

(1)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

There were no transfers between levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months and six months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31, 2010
				Purchases,
		Gains		Sales,
	December 31,	Included in		Issuances and	March 31,
	2009	Earnings		Settlements, Net	2010
Assets:
Short-term investments:
Money market mutual funds	$39,377	$507	(1)	$(39,884)	$—

Securities owned:
Auction rate securities	266,657	538	(2)	21,294	288,489
Money market mutual funds	4,607	—		(734)	3,873

Subtotal — Securities owned	271,264	538		20,560	292,362

Total assets at fair value	$310,641	$1,045		$(19,324)	$292,362

	Six Months Ended March 31, 2010
				Purchases,
		Gains		Sales,
	September 30,	Included in		Issuances and	March 31,
	2009	Earnings		Settlements, Net	2010
Assets:
Short-term investments:
Money market mutual funds	$50,971	$507	(1)	$(51,478)	$—

Securities owned:
Auction rate securities	14,579	909	(2)	273,001	288,489
Money market mutual funds	5,049	—		(1,176)	3,873

Subtotal — Securities owned	19,628	909		271,825	292,362

Total assets at fair value	$70,599	$1,416		$220,347	$292,362

(1)	Gains on money market mutual funds relate to shares of The Reserve Primary Fund that the Company continues to hold as of March 31, 2010, which are carried at a fair value of zero as of that date. These gains are included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income.

(2)	Gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and do not relate to assets held as of March 31, 2010.

	Three Months Ended March 31, 2009
			Purchases,
		Gains	Sales,
	December 31,	Included in	Issuances and	March 31,
	2008	Earnings	Settlements, Net	2009
Assets:
Short-term investments:
Money market mutual funds	$117,051	$1	$(39,413)	$77,639

Securities owned:
Auction rate securities	16,275	—	1,650	17,925
Money market mutual funds	11,614	—	(5,766)	5,848

Subtotal — Securities owned	27,889	—	(4,116)	23,773

Other investments:
Auction rate securities	9,860	—	(1,040)	8,820

Total assets at fair value	$154,800	$1	$(44,569)	$110,232

Liabilities:
Securities sold, not yet purchased:
Money market mutual funds	$224	$—	$(224)	$—

	Six Months Ended March 31, 2009
			Purchases,
		Losses	Sales,
	October 1,	Included in	Issuances and	March 31,
	2008	Earnings	Settlements, Net	2009
Assets:
Cash and cash equivalents (1)	$217,471	$—	$(217,471)	$—

Short-term investments:
Money market mutual funds	368,066	(80)	(290,347)	77,639

Securities owned:
Auction rate securities	6,925	—	11,000	17,925
Money market mutual funds	46,662	—	(40,814)	5,848

Subtotal — Securities owned	53,587	—	(29,814)	23,773

Other investments:
Auction rate securities	10,000	—	(1,180)	8,820

Total assets at fair value	$649,124	$(80)	$(538,812)	$110,232

Liabilities:

Securities sold, not yet purchased:
Money market mutual funds	$4,636	$—	$(4,636)	$—

(1)	Represents positions in the Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.
Effective October 1, 2009, the Company adopted ASC 820-10 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There were no nonfinancial assets or liabilities measured at fair value during the six months ended March 31, 2010.
Valuation Techniques
In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 assets and liabilities. If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 assets and liabilities.
Level 2 Measurements:
Debt Securities – The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.
Interest Rate Swaps – These derivatives are valued using a model that relies on interest rate yield curves, which are observable for substantially the full term of the contract. The valuation technique underlying the model is widely accepted in the financial services industry and does not involve significant judgment.
Level 3 Measurements:
Money Market Mutual Funds – The fair value of positions in money market mutual funds managed by The Reserve is estimated by management based on the underlying portfolio holdings data published by The Reserve.
Auction Rate Securities – ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions. During fiscal 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of Company ARS holdings is estimated based on an internal pricing model. The pricing model takes into consideration the characteristics of the underlying securities as well as multiple inputs, including counterparty credit quality, expected timing of early redemptions and the yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment.
Fair Value of Long-Term Debt
As of March 31, 2010, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.27 billion, which approximated the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet. As of September 30, 2009, the Company’s Term A and Term B credit facilities had an aggregate estimated fair value, based on quoted market prices, of $1.39 billion, compared to the Condensed Consolidated Balance Sheet carrying value of $1.41 billion.
9. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income	$162,552	$132,030	$298,790	$316,428

Weighted average shares outstanding — basic	589,618	573,519	588,721	582,734
Effect of dilutive securities:
Stock options	4,369	6,165	5,012	6,199
Restricted stock units	2,310	1,496	2,173	2,024
Deferred compensation shares	93	104	102	91

Weighted average shares outstanding - diluted	596,390	581,284	596,008	591,048

Earnings per share — basic	$0.28	$0.23	$0.51	$0.54
Earnings per share — diluted	$0.27	$0.23	$0.50	$0.54

10. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income	$162,552	$132,030	$298,790	$316,428

Other comprehensive income (loss):
Net unrealized losses on investment securities available-for-sale	(5)	(511)	(5)	(1,121)
Adjustment for deferred income taxes on net unrealized losses	—	182	—	409
Foreign currency translation adjustment	18	(53)	36	(457)

Total other comprehensive income (loss), net of tax	13	(382)	31	(1,169)

Comprehensive income	$162,565	$131,648	$298,821	$315,259

11. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45% of the Company’s common stock as of March 31, 2010. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
Insured Deposit Account Agreement
The Company is party to an insured deposit account (“IDA”) agreement (formerly known as the money market deposit account or “MMDA” agreement) with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A., (“TD Bank”, and together with TD Bank USA, the “Depository Institutions”) and TD. Under the IDA agreement, the Depository Institutions make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company a fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a flat fee to TD Bank USA of 25 basis points and the cost of FDIC insurance premiums.
The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. For the month of March 2010, the IDA portfolio was comprised of approximately 11% component (a) investments, 82% component (b) investments and 7% component (c) investments.
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
The Company earned fee income associated with the insured deposit account agreement of $170.0 million and $325.3 million for the three months and six months ended March 31, 2010, respectively, and $136.5 million and $299.8 million for the three months and six months ended March 31, 2009, respectively, which is reported as insured deposit account fees on the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and an affiliate of TD are parties to a sweep fund agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs certain distribution and marketing support services with respect to those funds. In consideration for offering the funds and performing the distribution and marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the sweep fund agreement. The Company also performs certain services for the applicable fund and earns fees for those services. The agreement may be terminated by any party upon one year’s prior written notice and may be terminated by the Company upon 30 days’ prior written notice under certain circumstances. The Company earned fee income associated with these agreements of $1.2 million and $4.0 million for the three months and six months ended March 31, 2010, respectively, and $31.5 million and $83.0 million for the three months and six months ended March 31, 2009, respectively, which is included in investment product fees on the Condensed Consolidated Statements of Income.
Securities Borrowing and Lending
In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $0.6 million of receivables from TDSI as of March 31, 2010 and September 30, 2009. Payable to brokers, dealers and clearing organizations includes $28.0 million and $34.0 million of payables to TDSI as of March 31, 2010 and September 30, 2009, respectively. The Company earned net interest revenue of $0.3 million and $0.7 million for the three months and six months ended March 31, 2010, respectively, and incurred net interest expense of $0.1 million and $0.5 million for the three months and six months ended March 31, 2009, respectively, associated with securities borrowing and lending with TDSI. The transactions with TDSI are subject to similar collateral requirements as transactions with other counterparties.
Cash Management Services Agreement
Pursuant to a cash management services agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.2 million for the three months ended March 31, 2010 and 2009 and $0.4 million for the six months ended March 31, 2010 and 2009, which is included in clearing and execution costs on the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the IDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days’ prior written notice to TD Bank USA.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an indemnification agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 30,985 and 43,590 SARs outstanding as of March 31, 2010 and September 30, 2009, respectively, with an approximate value of $1.4 million and $1.6 million, respectively. The indemnification agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.

Canadian Call Center Services Agreement
Pursuant to the Canadian call center services agreement, TD receives and services client calls at its London, Ontario site for clients of TDA Inc. After May 1, 2013, either party may terminate this agreement without cause and without penalty by providing 24 months’ prior written notice. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian call center services agreement of $4.4 million and $8.7 million for the three months and six months ended March 31, 2010, respectively, and $3.9 million and $7.8 million for the three months and six months ended March 31, 2009, respectively, which is included in professional services expense on the Condensed Consolidated Statements of Income.
Certificates of Deposit Brokerage Agreement
TDA, Inc. is party to a certificates of deposit brokerage agreement with TD Bank USA, under which TDA Inc. acts as agent for its clients in purchasing certificates of deposit from TD Bank USA. Under the agreement, TD Bank USA pays TDA Inc. a placement fee for each certificate of deposit issued in an amount agreed to by both parties. TDA Inc. has periodically promoted limited time offers to purchase a three-month TD Bank USA certificate of deposit with a premium yield to clients that made a deposit or transferred $25,000 into their TDA Inc. brokerage account during a specified time period. Under these promotions, TDA Inc. reimburses TD Bank USA for the subsidized portion of the premium yield paid to its clients. The Company incurred net costs to TD Bank USA associated with this promotional offer of $1.2 million and $2.3 million for the three months and six months ended March 31, 2010, respectively, and $3.3 million for the three months and six months ended March 31, 2009, which is included in advertising expense on the Condensed Consolidated Statements of Income.
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
In connection with the sale of thinkorswim Canada, the Company and TDW Canada entered into a trading platform hosting and services agreement. The agreement has an initial term of five years beginning June 11, 2009, and will automatically renew for additional periods of two years, unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-current term. Because this agreement represents contingent consideration to be paid for the sale of thinkorswim Canada, the Company recorded a $10.7 million receivable for the fair value of this agreement. Under this agreement, TDW Canada will use the thinkorswim, Inc. trading platform and thinkorswim, Inc. will provide the services to support the platform. In consideration for the performance by thinkorswim, Inc. of all its obligations under this agreement, TDW Canada will pay thinkorswim, Inc., on a monthly basis, a fee based on average client trades per day and transactional revenues. Fees earned under the agreement will be recorded as a reduction of the contingent consideration receivable until the receivable is reduced to zero, and thereafter will be recorded as fee revenue. As of March 31, 2010 and September 30, 2009, $10.0 million and $10.4 million, respectively, of contingent consideration is included in receivable from affiliates on the Condensed Consolidated Balance Sheets.
Other Related Party Transactions
TD Options LLC, a subsidiary of TD, paid the Company the amount of exchange-sponsored payment for order flow that it received for routing TDA Inc. client orders to the exchanges. The Company earned $0 and $0.5 million of payment for order flow revenues from TD Options LLC for the three months and six months ended March 31, 2010, respectively, and $0.9 million and $1.6 million for the three months and six months ended March 31, 2009, respectively, which is included in commissions and transaction fees on the Condensed Consolidated Statements of Income.
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
12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Senior Notes are jointly and severally and fully and unconditionally guaranteed by TDAOH. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated.
TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$111,432	$66,136	$656,012	$—	$833,580
Cash and investments segregated in compliance with federal regulations	—	—	1,549,430	—	1,549,430
Receivable from brokers, dealers and clearing organizations	—	—	1,465,208	—	1,465,208
Receivable from clients, net of allowance for doubtful accounts	—	—	6,860,274	—	6,860,274
Investments in subsidiaries	5,229,518	4,195,470	—	(9,424,988)	—
Receivable from affiliates	1,081	236,200	100,264	(239,845)	97,700
Goodwill	—	—	2,466,133	—	2,466,133
Acquired intangible assets	—	145,674	1,028,445	—	1,174,119
Other	57,953	1,595	707,684	(23,611)	743,621

Total assets	$5,399,984	$4,645,075	$14,833,450	$(9,688,444)	$15,190,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,236,407	$—	$2,236,407
Payable to clients	—	—	6,848,986	—	6,848,986
Accounts payable and accrued liabilities	92,878	15,969	371,560	—	480,407
Payable to affiliates	163,228	2,359	78,019	(239,845)	3,761
Long-term debt	1,263,501	—	4,262	—	1,267,763
Other	—	41,753	454,222	(23,611)	472,364

Total liabilities	1,519,607	60,081	9,993,456	(263,456)	11,309,688

Stockholders’ equity	3,880,377	4,584,994	4,839,994	(9,424,988)	3,880,377

Total liabilities and stockholders’ equity	$5,399,984	$4,645,075	$14,833,450	$(9,688,444)	$15,190,065

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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$2,583	$35	$635,427	$(2,611)	$635,434

Operating expenses	2,194	(731)	409,117	(2,611)	407,969

Operating income	389	766	226,310	—	227,465

Other expense	10,634	—	303	—	10,937

Income (loss) before income taxes and equity in income of subsidiaries	(10,245)	766	226,007	—	216,528

Provision for (benefit from) income taxes	(26,347)	(4,235)	84,558	—	53,976

Income before equity in income of subsidiaries	16,102	5,001	141,449	—	162,552
Equity in income of subsidiaries	146,450	133,046	—	(279,496)	—

Net income	$162,552	$138,047	$141,449	$(279,496)	$162,552

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$7,515	$288	$525,290	$(7,594)	$525,499

Operating expenses	5,903	104	294,582	(7,594)	292,995

Operating income	1,612	184	230,708	—	232,504

Other expense	8,207	—	37	—	8,244

Income (loss) before income taxes and equity in income of subsidiaries	(6,595)	184	230,671	—	224,260

Provision for (benefit from) income taxes	(1,152)	1,239	92,143	—	92,230

Income (loss) before equity in income of subsidiaries	(5,443)	(1,055)	138,528	—	132,030
Equity in income of subsidiaries	137,473	138,527	—	(276,000)	—

Net income	$132,030	$137,472	$138,528	$(276,000)	$132,030

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$7,351	$80	$1,260,026	$(7,405)	$1,260,052

Operating expenses	4,509	(431)	795,511	(7,405)	792,184

Operating income	2,842	511	464,515	—	467,868

Other expense	30,280	—	679	—	30,959

Income (loss) before income taxes and equity in income of subsidiaries	(27,438)	511	463,836	—	436,909

Provision for (benefit from) income taxes	(30,620)	(4,327)	173,066	—	138,119

Income before equity in income of subsidiaries	3,182	4,838	290,770	—	298,790
Equity in income of subsidiaries	295,608	282,532	—	(578,140)	—

Net income	$298,790	$287,370	$290,770	$(578,140)	$298,790

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$15,479	$799	$1,135,602	$(15,652)	$1,136,228

Operating expenses	12,733	241	590,086	(15,535)	587,525

Operating income	2,746	558	545,516	(117)	548,703

Other expense (income)	23,923	117	(42)	(117)	23,881

Income (loss) before income taxes and equity in income of subsidiaries	(21,177)	441	545,558	—	524,822

Provision for (benefit from) income taxes	(3,652)	1,301	210,745	—	208,394

Income (loss) before equity in income of subsidiaries	(17,525)	(860)	334,813	—	316,428
Equity in income of subsidiaries	333,953	334,813	—	(668,766)	—

Net income	$316,428	$333,953	$334,813	$(668,766)	$316,428

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by (used in) operating activities	$(142,584)	$(17,333)	$356,780	$196,863

Cash flows from investing activities:
Purchase of property and equipment	—	—	(38,391)	(38,391)
Proceeds from redemption of money market funds	108	49,390	1,980	51,478
Other	—	—	(2)	(2)

Net cash provided by (used in) investing activities	108	49,390	(36,413)	13,085

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248,557	—	—	1,248,557
Payment of debt issuance costs	(10,664)	—	—	(10,664)
Principal payments on long-term debt	(1,406,500)	—	(4,138)	(1,410,638)
Purchase of treasury stock	(4,450)	—	—	(4,450)
Other	16,674	—	(7,095)	9,579

Net cash used in financing activities	(156,383)	—	(11,233)	(167,616)

Intercompany investing and financing activities, net	365,000	(75,000)	(290,000)	—

Effect of exchange rate changes on cash and cash equivalents	—	—	37	37

Net increase (decrease) in cash and cash equivalents	66,141	(42,943)	19,171	42,369

Cash and cash equivalents at beginning of period	45,291	109,079	636,841	791,211

Cash and cash equivalents at end of period	$111,432	$66,136	$656,012	$833,580

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by (used in) operating activities	$156,984	$(197,957)	$659,075	$618,102

Cash flows from investing activities:
Purchase of property and equipment	—	—	(25,259)	(25,259)
Proceeds from redemption of money market funds	611	151,772	137,964	290,347
Other	—	1,180	(146)	1,034

Net cash provided by investing activities	611	152,952	112,559	266,122

Cash flows from financing activities:
Principal payments on long-term debt	(18,750)	—	—	(18,750)
Purchase of treasury stock	(465,403)	—	—	(465,403)
Other	1,319	—	(2,169)	(850)

Net cash used in financing activities	(482,834)	—	(2,169)	(485,003)

Intercompany investing and financing activities, net	410,000	106,999	(516,999)	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(714)	(714)

Net increase in cash and cash equivalents	84,761	61,994	251,752	398,507

Cash and cash equivalents at beginning of period	989	171,010	502,136	674,135

Cash and cash equivalents at end of period	$85,750	$233,004	$753,888	$1,072,642

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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues and other revenues; our migration of client cash balances into the insured deposit account offering; amounts of total operating expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and the impact of recently issued accounting pronouncements.
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
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2009, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; valuation of stock-

based compensation; estimates of effective income tax rates, deferred income taxes and related valuation allowances; and valuation of guarantees. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2009.
Unless otherwise indicated, the terms “we,” “us” or “Company” in this report refer to TD AMERITRADE Holding Corporation and its wholly-owned subsidiaries. The term “GAAP” refers to U.S. generally accepted accounting principles.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com (in the “Investors” section under the heading “Financial Reports”) and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2009. Since the issuance of our Form 10-K, the definition of “EBITDA and EBITDA excluding investment gains/losses” has been updated and the definition of “Expenses excluding advertising” has been replaced with “Operating expenses excluding advertising.” These updated definitions are as follows (italics indicate other defined terms that appear elsewhere in the glossary):
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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,				Six months ended March 31,
	2010		2009		2010		2009
		% of Net		% of Net		% of Net		% of Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$265,952	41.9%	$258,339	49.2%	$537,152	42.6%	$601,579	52.9%
Less:
Depreciation and amortization	(13,463)	(2.1%)	(10,635)	(2.0%)	(27,073)	(2.1%)	(22,138)	(1.9%)
Amortization of acquired intangible assets	(25,024)	(3.9%)	(15,200)	(2.9%)	(50,603)	(4.0%)	(30,738)	(2.7%)
Interest on borrowings	(10,937)	(1.7%)	(8,244)	(1.6%)	(22,567)	(1.8%)	(23,881)	(2.1%)
Provision for income taxes	(53,976)	(8.5%)	(92,230)	(17.6%)	(138,119)	(11.0%)	(208,394)	(18.3%)

Net income	$162,552	25.6%	$132,030	25.1%	$298,790	23.7%	$316,428	27.8%

Our EBITDA decreased for the first half of fiscal 2010 compared to the first half of fiscal 2009 primarily due to (1) lower net interest margin earned on spread-based balances and investment product fees waived on money market mutual funds due to the near-zero short-term interest rate environment, (2) a 7% decrease in average client trades per day on a pro forma combined basis including results of thinkorswim Group Inc. (“thinkorswim”) (thinkorswim was acquired during the third quarter of fiscal 2009), and (3) higher incentive-based compensation related to our success in attracting net new client assets. These factors were partially offset by the favorable revenue impact of a 93% increase in average spread-based balances for the first half of fiscal 2010 compared to the first half of fiscal 2009. Detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the six months ended March 31, 2010, asset-based revenues and transaction-based revenues accounted for 46% and 48% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Avg. interest-earning assets (excluding conduit business)	$12,959	$7,358	$5,601	$14,254	$7,444	$6,810
Avg. insured deposit account balances	39,304	19,272	20,032	35,904	18,577	17,327

Avg. spread-based balances	$52,263	$26,630	$25,633	$50,158	$26,021	$24,137

Net interest revenue (excluding conduit business)	$99.7	$66.7	$33.0	$199.0	$148.8	$50.2
Insured deposit account fee revenue	170.0	136.5	33.5	325.3	299.8	25.5

Spread-based revenue	$269.7	$203.2	$66.5	$524.3	$448.6	$75.7

Avg. annualized yield — interest-earning assets (excluding conduit business)	3.08%	3.63%	(0.55%)	2.76%	3.96%	(1.20%)
Avg. annualized yield — insured deposit account fees	1.73%	2.83%	(1.10%)	1.79%	3.19%	(1.40%)
Net interest margin (NIM)	2.06%	3.05%	(0.99%)	2.07%	3.41%	(1.34%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Segregated cash	$1.4	$0.7	$0.7	$4.1	$2.3	$1.8
Client margin balances	78.3	49.7	28.6	153.0	114.5	38.5
Securities borrowing (excluding conduit business)	20.9	16.1	4.8	43.9	33.4	10.5
Other cash and interest-earning investments, net	0.2	1.1	(0.9)	0.5	2.9	(2.4)
Client credit balances	(0.7)	(0.6)	(0.1)	(1.8)	(2.3)	0.5
Securities lending (excluding conduit business)	(0.4)	(0.3)	(0.1)	(0.7)	(2.0)	1.3

Net interest revenue (excluding conduit business)	99.7	66.7	33.0	199.0	148.8	50.2

Securities borrowing — conduit business	0.5	2.2	(1.7)	0.9	8.6	(7.7)
Securities lending — conduit business	(0.2)	(1.5)	1.3	(0.5)	(5.2)	4.7

Net interest revenue	$100.0	$67.4	$32.6	$199.4	$152.2	$47.2

	Average Balance			Average Balance
	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Segregated cash	$4,521	$1,964	130%	$6,190	$1,819	240%
Client margin balances	6,743	3,878	74%	6,408	4,190	53%
Securities borrowing (excluding conduit business)	487	324	50%	617	281	120%
Other cash and interest-earning investments	1,208	1,192	1%	1,039	1,154	(10%)

Interest-earning assets (excluding conduit business)	12,959	7,358	76%	14,254	7,444	91%
Securities borrowing — conduit business	544	1,418	(62%)	553	1,518	(64%)

Interest-earning assets	$13,503	$8,776	54%	$14,807	$8,962	65%

Client credit balances	$8,069	$4,217	91%	$9,501	$4,192	127%
Securities lending (excluding conduit business)	1,740	915	90%	1,666	1,117	49%

Interest-bearing liabilities (excluding conduit business)	9,809	5,132	91%	11,167	5,309	110%
Securities lending — conduit business	544	1,418	(62%)	553	1,518	(64%)

Interest-bearing liabilities	$10,353	$6,550	58%	$11,720	$6,827	72%

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Six months ended		Net Yield
	March 31,		Increase/	March 31,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Segregated cash	0.12%	0.14%	(0.02%)	0.13%	0.25%	(0.12%)
Client margin balances	4.64%	5.13%	(0.49%)	4.72%	5.40%	(0.68%)
Other cash and interest-earning investments, net	0.06%	0.36%	(0.30%)	0.09%	0.49%	(0.40%)
Client credit balances	(0.03%)	(0.06%)	0.03%	(0.04%)	(0.11%)	0.07%

Net interest revenue (excluding conduit business)	3.08%	3.63%	(0.55%)	2.76%	3.96%	(1.20%)

Securities borrowing — conduit business	0.32%	0.62%	(0.30%)	0.33%	1.12%	(0.79%)
Securities lending — conduit business	(0.17%)	(0.42%)	0.25%	(0.20%)	(0.68%)	0.48%

Net interest revenue	2.96%	3.07%	(0.11%)	2.66%	3.36%	(0.70%)

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue			Fee Revenue
	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Money market mutual fund	$1.2	$31.5	$(30.3)	$4.0	$83.0	$(79.0)
Other investment product fees	29.1	16.6	12.5	55.8	34.3	21.5

Total investment product fees	$30.3	$48.1	$(17.8)	$59.8	$117.3	$(57.5)

	Average Balance			Average Balance
	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Money market mutual fund	$9,498	$26,969	(65%)	$10,733	$27,536	(61%)
Other fee-based investment balances	50,012	31,964	56%	48,245	33,335	45%

Total fee-based investment balances	$59,510	$58,933	1%	$58,978	$60,871	(3%)

	Average Annualized Yield			Average Annualized Yield
	Three months ended		Net Yield	Six months ended		Net Yield
	March 31,		Increase/	March 31,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Money market mutual fund	0.05%	0.47%	(0.42%)	0.07%	0.60%	(0.53%)
Other investment product fees	0.23%	0.21%	0.02%	0.23%	0.20%	0.03%
Total investment product fees	0.20%	0.33%	(0.13%)	0.20%	0.38%	(0.18%)
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Total trades (in millions)	23.10	19.82	17%	46.95	42.32	11%
Average commissions and transaction fees per trade (1)	$13.04	$13.40	(3%)	$13.01	$13.06	(0%)
Average client trades per day	378,714	324,837	17%	378,636	341,327	11%
Average client trades per account (annualized)	12.3	11.5	7%	12.4	12.2	2%
Activity rate — total accounts	4.9%	4.6%	7%	4.9%	4.8%	2%
Activity rate — funded accounts	7.1%	6.4%	11%	7.1%	6.8%	4%
Trading days	61.0	61.0	0%	124.0	124.0	0%

(1)	Average commissions and transaction fees per trade excludes thinkorswim active trader business.

Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Total accounts (beginning of period)	7,675,000	7,052,000	9%	7,563,000	6,895,000	10%
New accounts opened	187,000	194,000	(4%)	367,000	410,000	(10%)
Accounts closed	(74,000)	(51,000)	45%	(142,000)	(110,000)	29%

Total accounts (end of period)	7,788,000	7,195,000	8%	7,788,000	7,195,000	8%

Percentage change during period	1%	2%		3%	4%

Funded accounts (beginning of period)	5,327,000	5,013,000	6%	5,279,000	4,918,000	7%
Funded accounts (end of period)	5,379,000	5,105,000	5%	5,379,000	5,105,000	5%
Percentage change during period	1%	2%		2%	4%

Client assets (beginning of period, in billions)	$318.6	$233.8	36%	$302.0	$278.0	9%
Client assets (end of period, in billions)	$341.5	$224.9	52%	$341.5	$224.9	52%
Percentage change during period	7%	(4%)		13%	(19%)

Net new assets (in billions)	$10.2	$6.4	59%	$18.9	$14.3	32%
Net new assets annualized growth rate(1)	13%	11%	18%	13%	10%	30%

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.
In connection with our purchase of thinkorswim on June 11, 2009, we acquired approximately 197,000 total accounts, approximately 113,000 funded accounts and approximately $4 billion in client assets.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes
(dollars in millions):

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2010	2009	Change	2010	2009	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$301.3	$265.4	13%	$610.7	$552.6	11%

Asset-based revenues:
Interest revenue	101.4	70.2	44%	202.7	162.8	25%
Brokerage interest expense	(1.4)	(2.8)	(49%)	(3.3)	(10.5)	(69%)

Net interest revenue	100.0	67.4	48%	199.4	152.2	31%

Insured deposit account fees	170.0	136.5	24%	325.3	299.8	9%
Investment product fees	30.3	48.1	(37%)	59.8	117.3	(49%)

Total asset-based revenues	300.3	252.0	19%	584.4	569.3	3%

Other revenues	33.9	8.0	323%	64.9	14.4	351%

Net revenues	635.4	525.5	21%	1,260.1	1,136.2	11%

Operating expenses:
Employee compensation and benefits	164.9	120.8	36%	311.5	238.2	31%
Clearing and execution costs	24.1	15.1	60%	46.0	30.7	50%
Communications	24.6	17.9	38%	49.3	36.6	35%
Occupancy and equipment costs	33.8	29.5	15%	68.7	59.7	15%
Depreciation and amortization	13.5	10.6	27%	27.1	22.1	22%
Amortization of acquired intangible assets	25.0	15.2	65%	50.6	30.7	65%
Professional services	31.5	22.1	43%	65.2	49.4	32%
Advertising	71.6	53.1	35%	136.8	99.8	37%
Gains on money market mutual funds and client guarantees	(1.9)	—	N/A	(1.9)	—	N/A
Other	20.9	8.7	140%	38.9	20.3	92%

Total operating expenses	408.0	293.0	39%	792.2	587.5	35%

Operating income	227.5	232.5	(2%)	467.9	548.7	(15%)

Other expense:
Interest on borrowings	10.9	8.2	33%	22.6	23.9	(6%)
Loss on debt refinancing	—	—	N/A	8.4	—	N/A

Total other expense	10.9	8.2	33%	31.0	23.9	30%

Pre-tax income	216.5	224.3	(3%)	436.9	524.8	(17%)
Provision for income taxes	54.0	92.2	(41%)	138.1	208.4	(34%)

Net income	$162.6	$132.0	23%	$298.8	$316.4	(6%)

Other information:
Effective income tax rate	24.9%	41.1%		31.6%	39.7%
Average debt outstanding	$1,280.2	$1,440.0	(11%)	$1,329.8	$1,447.5	(8%)
Average interest rate incurred on borrowings	3.11%	2.00%		3.02%	3.00%

Note:	Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.
Three-Month Periods Ended March 31, 2010 and 2009
Net Revenues
Commissions and transaction fees increased 13% to $301.3 million, primarily due to additional trading activity resulting from the thinkorswim acquisition in the third quarter of fiscal 2009. Average client trades per day increased 17% to 378,714 for the second quarter of fiscal 2010 compared to 324,837 for the second quarter of fiscal 2009. However, on a pro forma basis combined with thinkorswim, average client trades per day decreased 4% from 393,806 for the second quarter of fiscal 2009. Average client trades per account (annualized) were 12.3 for the second quarter of fiscal 2010 compared to 11.5 for the second quarter of fiscal 2009. Average commissions and transaction fees per trade decreased to $13.04 per trade for the second quarter of fiscal 2010 from $13.40 for the second quarter of fiscal 2009, primarily due to lower payment for order flow revenue per trade and the effect of thinkorswim, which earns somewhat lower average commissions and transaction fees per trade, during the second quarter of fiscal 2010. These decreases were partially offset by a higher percentage of option trades and a decrease in promotional trades during the second quarter of fiscal 2010. We expect average commissions and transaction fees to range between $12.86 and $13.03 per trade for the full year fiscal 2010, reflecting the full year effect of the thinkorswim business and somewhat lower expected payment for order flow revenue. We expect revenues from commissions and transaction fees to range between $1.11 billion and $1.29 billion for the full year fiscal 2010, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Asset-based revenues, which consist of net interest revenue, insured deposit account fees and investment product fees, increased 19% to $300.3 million during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, as described below. We expect asset-based revenues to range between $1.20 billion and $1.26 billion for the full year fiscal 2010, depending largely on the interest rate environment and the rate of growth in spread-based balances. This range assumes no change in the federal funds rate during fiscal 2010. We expect the effect of increased average spread-based asset balances to be partially offset by a decrease in the expected average yield earned on spread-based assets and client money market mutual funds compared to the prior year, due to the expected continued low short-term interest rate environment.
Net interest revenue increased 48% to $100.0 million, due primarily to a 74% increase in average client margin balances and a $4.3 million increase in net interest revenue from our securities borrowing/lending program in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. These increases were partially offset by a decrease of 49 basis points in the average yield earned on client margin balances for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.
Insured deposit account fees increased 24% to $170.0 million, due primarily to a 104% increase in average client insured deposit account balances during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The increased insured deposit account balances are primarily due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering beginning in April 2009. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances. The effect of the increased insured deposit account balances was significantly offset by a decrease of 110 basis points in the average yield earned on the insured deposit account assets during the second quarter of fiscal 2010.
Investment product fees decreased 37% to $30.3 million, primarily due to a 65% decrease in average money market mutual fund balances and a decrease of 42 basis points in the average yield earned on client money market mutual fund balances in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The decrease in average money market mutual fund balances results primarily from our client cash migration strategy discussed above. The decrease in the average yield earned in the second quarter of fiscal 2010 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative. The unfavorable impact of the fee waivers on the average yield earned gradually increased during fiscal 2009.
Other revenues increased to $33.9 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition. We expect other revenues to increase to between $125 million and $137 million for the full year fiscal 2010, reflecting a full year of thinkorswim education revenues.
Operating Expenses
Total operating expenses increased by 39% to $408.0 million during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, as described below. We expect total operating expenses to range between $1.56 billion and $1.61 billion for the full year fiscal 2010, reflecting a full year of thinkorswim expenses.
Employee compensation and benefits expense increased 36% to $164.9 million, primarily due to an increase in average headcount resulting from the thinkorswim acquisition and higher incentive-based compensation related to actual Company and individual performance, including our success in attracting net new client assets, in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. These increases were partially offset by the effect of higher severance costs related to staff reductions that occurred in the second quarter of fiscal 2009. The average number of full-time equivalent employees increased to 5,295 for the second quarter of fiscal 2010 compared to 4,570 for the second quarter of fiscal 2009.
Clearing and execution costs increased 60% to $24.1 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition.
Communications expense increased 38% to $24.6 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, increased telecommunications costs resulting from our migration to a new secondary data center during fiscal 2009 and additional costs for quotes and market information related to organic client account growth since the second quarter of fiscal 2009.
Occupancy and equipment costs increased 15% to $33.8 million due to upgrades to our technology infrastructure and facilities and due to the addition of thinkorswim occupancy and equipment costs.
Depreciation and amortization increased 27% to $13.5 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements and due to depreciation of assets recorded in the thinkorswim acquisition.
Amortization of acquired intangible assets increased 65% to $25.0 million, due to amortization of intangible assets recorded in the thinkorswim acquisition.
Professional services increased 43% to $31.5 million, primarily due to higher usage of consulting and contract services in connection with new product development and technology infrastructure upgrades, as well as the acquisition and integration of thinkorswim.
Advertising expense increased 35% to $71.6 million, primarily due to marketing support for the thinkorswim business. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other operating expenses increased 140% to $20.9 million, primarily due to additional expenses related to the thinkorswim business, including education travel and venue costs, and due to increased arbitration and regulatory expenses in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.
Other Expenses and Income Taxes
Interest on borrowings increased 33% to $10.9 million, due primarily to higher average interest rates incurred on our debt, partially offset by a decrease of approximately $160 million in average debt outstanding during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The average interest rate incurred on our debt was 3.11% for the second quarter of fiscal 2010, compared to 2.00% for the second quarter of fiscal 2009.
Our effective income tax rate was 24.9% for the second quarter of fiscal 2010, compared to 41.1% for the second quarter of fiscal 2009. The effective tax rate for the second quarter of fiscal 2010 was unusually low due to $27.5 million of favorable resolutions of certain federal and state income tax matters during the second quarter of fiscal 2010. These items favorably impacted our earnings for the second quarter of fiscal 2010 by approximately $0.05 per share. The effective tax rate for the second quarter of fiscal 2009 was unusually high due to unfavorable deferred income tax adjustments of $6.0 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings. These items unfavorably impacted our earnings for the second quarter of fiscal 2009 by approximately $0.01 per share. We expect our effective income tax rate to be approximately 39% for the remainder of fiscal 2010. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
Six-Month Periods Ended March 31, 2010 and 2009
Net Revenues
Commissions and transaction fees increased 11% to $610.7 million, primarily due to additional trading activity resulting from the thinkorswim acquisition in the third quarter of fiscal 2009. Average client trades per day increased 11% to 378,636 for the first half of fiscal 2010 compared to 341,327 for the first half of fiscal 2009. However, on a pro forma basis combined with thinkorswim, average client trades per day decreased 7% from 406,462 for the first half of fiscal 2009. Average client trades per account (annualized) were 12.4 for the first half of fiscal 2010 compared to 12.2 for the first half of fiscal 2009. Average commissions and transaction fees per trade decreased slightly to $13.01 per trade for the first half of fiscal 2010 from $13.06 for the first half of fiscal 2009, primarily due to the effect of thinkorswim during the first half of fiscal 2010, which earns somewhat lower average commissions and transaction fees per trade. These decreases were partially offset by a higher percentage of option trades and a decrease in promotional trades during the first half of fiscal 2010.
Net interest revenue increased 31% to $199.4 million, due primarily to a 53% increase in average client margin balances and an $8.8 million increase in net interest revenue from our securities borrowing/lending program in the first half of fiscal 2010 compared to the first half of fiscal 2009. These increases were partially offset by a decrease of 68 basis points in the average yield earned on client margin balances for the first half of fiscal 2010 compared to the first half of fiscal 2009.
Insured deposit account fees increased 9% to $325.3 million, due primarily to a 93% increase in average client insured deposit account balances during the first half of fiscal 2010 compared to the first half of fiscal 2009. The increased insured deposit account balances are primarily due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering beginning in April 2009. In January 2010, we moved an additional $4.2 billion of client cash held in client credit balances into the insured deposit account offering. The effect of the increased insured deposit account balances was significantly offset by a decrease of 140 basis points in the average yield earned on the insured deposit account assets during the first half of fiscal 2010.
Investment product fees decreased 49% to $59.8 million, primarily due to a 61% decrease in average money market mutual fund balances and a decrease of 53 basis points in the average yield earned on client money market mutual fund balances in the first half of fiscal 2010 compared to the first half of fiscal 2009. The decrease in average money market mutual fund balances results primarily from our client cash migration strategy discussed above. The decrease in the average yield earned in the first half of fiscal 2010 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative. The unfavorable impact of the fee waivers on the average yield earned gradually increased during fiscal 2009.
Other revenues increased to $64.9 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition.
Operating Expenses
Employee compensation and benefits expense increased 31% to $311.5 million, primarily due to an increase in average headcount resulting from the thinkorswim acquisition and higher incentive-based compensation related to actual Company and individual performance, including our success in attracting net new client assets, in the first half of fiscal 2010 compared to the first half of fiscal 2009. The average number of full-time equivalent employees increased to 5,262 for the first half of fiscal 2010 compared to 4,609 for the first half of fiscal 2009.
Clearing and execution costs increased 50% to $46.0 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition.
Communications expense increased 35% to $49.3 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, increased telecommunications costs resulting from our migration to a new secondary data center during fiscal 2009 and additional costs for quotes and market information related to organic client account growth since the first half of fiscal 2009.
Occupancy and equipment costs increased 15% to $68.7 million due to upgrades to our technology infrastructure and facilities and due to the addition of thinkorswim occupancy and equipment costs.
Depreciation and amortization increased 22% to $27.1 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements and due to depreciation of assets recorded in the thinkorswim acquisition.
Amortization of acquired intangible assets increased 65% to $50.6 million, due to amortization of intangible assets recorded in the thinkorswim acquisition.
Professional services increased 32% to $65.2 million, primarily due to higher usage of consulting and contract services in connection with new product development and technology infrastructure upgrades, as well as the acquisition and integration of thinkorswim.

Advertising expense increased 37% to $136.8 million, primarily due to marketing support for the thinkorswim business.
Other operating expenses increased 92% to $38.9 million, primarily due to additional expenses related to the thinkorswim business, including education travel and venue costs, and due to increased arbitration and regulatory expenses in the first half of fiscal 2010 compared to the first half of fiscal 2009.
Other Expenses and Income Taxes
Interest on borrowings decreased 6% to $22.6 million, due primarily to lower average debt outstanding during the first half of fiscal 2010 compared to the first half of fiscal 2009. Our average debt outstanding was approximately $1.33 billion during the first half of fiscal 2010, compared to $1.45 billion during the first half of fiscal 2009.
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
Our effective income tax rate was 31.6% for the first half of fiscal 2010, compared to 39.7% for the first half of fiscal 2009. The effective tax rate for the first half of fiscal 2010 was unusually low due to $28.8 million of favorable resolutions of certain federal and state income tax matters during the first half of fiscal 2010. These items favorably impacted our earnings for the first half of fiscal 2010 by approximately $0.05 per share. The effective tax rate for the first half of fiscal 2009 was slightly higher than normal due to unfavorable deferred income tax adjustments of $5.9 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings. These items unfavorably impacted our earnings for the first half of fiscal 2009 by approximately $0.01 per share.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2010 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2010 primarily from our earnings, cash and short-term investments on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.
On July 20, 2009, our broker-dealer subsidiary, TD AMERITRADE, Inc. (“TDA Inc.”), entered into settlement agreements with the SEC and other regulatory authorities, in which we agreed to extend an offer to purchase eligible auction rate securities (“ARS”) from certain current and former account holders. The offer commenced on August 10, 2009. The final phase of the offer expired on March 23, 2010 and TDA Inc. completed the repurchases on March 30, 2010. Through March 31, 2010, TDA Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process. In February 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. Funds from ARS are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Substantial delays in the sale or redemption of our ARS holdings could adversely affect our liquidity and require us to borrow on our lines of credit or seek alternative financing. As of March 31, 2010, TDA Inc. held ARS with a fair value of approximately $288 million.
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

	March 31,	September 30,
	2010	2009	Change
Cash and cash equivalents	$833,580	$791,211	$42,369
Less: Broker-dealer cash and cash equivalents	(443,329)	(473,996)	30,667
Trust company cash and cash equivalents	(82,331)	(25,143)	(57,188)
Investment advisory cash and cash equivalents	(23,401)	(18,935)	(4,466)

Corporate cash and cash equivalents	284,519	273,137	11,382

Plus: Corporate short-term investments	—	49,496	(49,496)
Excess trust Tier 1 capital	3,120	4,658	(1,538)
Excess broker-dealer regulatory net capital	910,340	814,836	95,504

Liquid assets	$1,197,979	$1,142,127	$55,852

The increase in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2009	$1,142,127

Plus: Pre-tax income	436,909
Proceeds from exercise of stock options	8,260
Proceeds from the issuance of long-term debt	1,248,557
Other changes in working capital and regulatory net capital	2,202

Less: Income taxes paid	(103,331)
Purchase of property and equipment	(38,391)
Purchase of treasury stock	(4,450)
Principal payments on long-term debt and capital lease obligations	(1,417,733)
Payment of debt issuance costs	(10,032)
Additional net capital requirement due to increase in aggregate debits	(66,139)

Liquid assets as of March 31, 2010	$1,197,979

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

On November 25, 2009, we used the net proceeds from the issuance of the Senior Notes, together with approximately $158 million of cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement. Upon repayment, the January 23, 2006 credit agreement (including the Term A Facility, the Term B Facility and the Revolving Facility as amended on November 5, 2009), was automatically amended and restated in its entirety pursuant to the Amended and Restated Credit Agreement (the “Restated Credit Agreement”), dated as of November 25, 2009, as described below.
The Senior Notes are jointly and severally and fully and unconditionally guaranteed by each of our current and future subsidiaries that is or becomes a borrower or a guarantor under the Restated Credit Agreement. Currently, the only subsidiary guarantor of the obligations under the Senior Notes is TD AMERITRADE Online Holdings Corp. (“TDAOH”). The Senior Notes and the guarantee by TDAOH are the general senior unsecured obligations of the Company and TDAOH.
We may redeem each series of the Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. treasury rate, plus: 25 basis points in the case of the 2012 Notes, 30 basis points in the case of the 2014 Notes and 35 basis points in the case of the 2019 Notes, plus, in each case, accrued and unpaid interest to the date of redemption.
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
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Income Statements. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. For the six months ended March 31, 2010, we recorded a $14.9 million gain for the change in fair value of the interest rate swaps and an offsetting $14.9 million fair value loss on the hedged fixed-rate debt. The offsetting fair value gains and losses were recorded in interest on borrowings on the Condensed Consolidated Statements of Income.
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of March 31, 2010, we had possession of $15.1 million of collateral from the interest rate swap counterparty, in the form of U.S. Treasury securities.
Restated Revolving Facility — The Restated Credit Agreement consists of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Restated Revolving Facility”). The maturity date of the Restated Revolving Facility is December 31, 2012. The applicable interest rate under the Restated Revolving Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to our public debt ratings. We are obligated to pay a commitment fee ranging from 0.225% to 0.750% on any unused amount of the Restated Revolving Facility, determined by reference to our public debt ratings. As of March 31, 2010, the interest rate margin would be 2.50% for LIBOR loans and 1.50% for Base Rate loans, and the commitment fee is 0.375% per annum, each determined by reference to our current Standard & Poor’s public debt rating of BBB+. There were no borrowings outstanding under the Restated Revolving Facility as of March 31, 2010.
The obligations under the Restated Credit Agreement are guaranteed by each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Company, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Restated Credit Agreement is TDAOH.

The Restated Credit Agreement contains negative covenants that limit or restrict the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of our assets and the assets of our subsidiaries, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We are restricted under the Restated Credit Agreement from incurring additional indebtedness in an aggregate principal amount in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) as to the Company than those contained in the Restated Credit Agreement, unless the Restated Credit Agreement is amended to include such more restrictive covenants prior to the incurrence of such additional indebtedness. We were in compliance with all covenants under the Restated Credit Agreement as of March 31, 2010.
Broker-dealer Credit Facilities — Our wholly-owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of March 31, 2010 and September 30, 2009. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of March 31, 2010 and September 30, 2009. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of March 31, 2010 and September 30, 2009. As of March 31, 2010 and September 30, 2009, approximately $780 million was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.
Stock Repurchase Authorization
On August 11, 2009, our board of directors authorized the repurchase of up to 15 million shares of our common stock in the event management determines to initiate repurchases. No repurchase program has been initiated and no shares have been repurchased under this authorization.
Contractual Obligations
The following items constitute material changes in our contractual obligations outside the ordinary course of business since September 30, 2009:
On November 25, 2009, we issued Senior Notes and repaid the outstanding principal under our January 23, 2006 credit agreement, as described above under “Loan Facilities.”
Our income taxes payable decreased from $358.6 million as of September 30, 2009 to $202.5 million as March 31, 2010. Income taxes payable as of March 31, 2010 primarily consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements: “Auction Rate Securities Matters” and “Guarantees” under Note 7 — COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 11 — RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (26% of our net revenues for the six months ended March 31, 2010) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
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
ASC 820-10 and ASU 2010-06 — On October 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2010, the Company adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in ASC 820-10. The adoption of ASC 820-10 and ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

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
We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with the insured deposit account agreement. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.
During fiscal 2009, the Federal Open Market Committee lowered the federal funds rate to between 0% and 0.25%. Due to the near-zero short-term interest rate environment, we have performed a simulation of a hypothetical increase in interest rates. This simulation assumes that the asset and liability structure of the Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The result of the simulation based on our financial position as of March 31, 2010 indicates that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $105 million higher pre-tax income.

Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4.	— Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1.	— Legal Proceedings
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TDA Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. The parties entered into an agreement to settle the lawsuits on a class basis subject to court approval. The court denied final approval of the proposed settlement on October 23, 2009. The court ruled that the asserted benefits of the settlement to the class were not sufficient to warrant approval and that the proposed settlement was not fair, reasonable and adequate. The parties participated in a mediation on April 7, 2010 and discussed possible terms of a new settlement. The settlement discussions are continuing. The Company is unable to predict the outcome or the timing of the ultimate resolution of this matter, or the eventual loss that may result from this matter.
Auction Rate Securities Matters — The SEC and other regulatory authorities conducted investigations regarding the sale of auction rate securities (“ARS”). On July 20, 2009, TDA Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TDA Inc.’s offer and sale of ARS. Under these settlement agreements, TDA Inc. commenced a tender offer to purchase, at par, from certain current and former account holders, eligible ARS that were purchased through TDA Inc. on or before February 13, 2008, provided the ARS were not transferred away from the firm prior to January 24, 2006. This offer did not extend to clients who purchased ARS through independent registered investment advisors or through another firm and transferred such securities to TDA Inc. In addition, TDA Inc. offered to make whole any losses sustained by eligible clients who purchased ARS through TDA Inc. on or before February 13, 2008 and sold such securities at a loss prior to July 20, 2009. TDA Inc. offered to reimburse clients whose borrowing costs exceeded the amount they earned in interest or dividends from their eligible ARS at the time they borrowed money from TDA Inc. to satisfy liquidity needs. TDA Inc. agreed to participate in a special arbitration process for the purpose of arbitrating eligible investors’ consequential damages claims arising from their inability to sell their eligible ARS. No fines were imposed by the regulators under the settlement agreements.
The offer commenced on August 10, 2009. The final phase of the offer expired on March 23, 2010 and TDA Inc. completed the repurchases on March 30, 2010. Through March 31, 2010, TDA Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. The Company accounted for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009. As of September 30, 2009, a liability of $13.8 million for this guarantee was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There is no liability recorded on the Condensed Consolidated

Balance Sheet as of March 31, 2010, due to the completion of the offer. On March 30, 2010, the Company recorded a gain of $0.5 million based on the final fulfillment of the guarantee. The gain is included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income. As of March 31, 2010, TDA Inc. held ARS with a fair value of approximately $288 million.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of two of its money market mutual funds (the Primary Fund and the International Liquidity Fund) declined below $1.00 per share. In addition, The Reserve announced that the net asset value of the Reserve Yield Plus Fund, which is not a money market mutual fund, declined below $1.00 per share. TDA Inc.’s clients held shares in these funds, which are being liquidated by The Reserve. The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve funds to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests.
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the Fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the Fund. The complaint seeks an unspecified amount of compensatory damages including interest, attorneys’ fees, rescission, exemplary damages and equitable relief. On January 19, 2010, the defendants submitted motions to dismiss the complaint. Through March 31, 2010, Reserve Yield Plus Fund shareholders have received distributions totaling approximately $0.94 per share. The Company is unable to predict the outcome or the timing of the ultimate resolution of this matter, or the potential loss, if any, that may result from this matter.
Other Legal and Regulatory Matters — The Company is subject to other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. A substantial adverse judgment or other unfavorable resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows or could cause the Company significant reputational harm. Management believes the Company has adequate legal defenses with respect to these legal proceedings to which it is a defendant or respondent and the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential losses, if any, that may result from these matters.
In the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not be material to the Company’s financial condition, results of operations or cash flows. However, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.

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
     There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2009.

Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2010 — January 31, 2010	19,540	$18.71	—	N/A
February 1, 2010 — February 28, 2010	13,728	$18.22	—	N/A
March 1, 2010 — March 31, 2010	32,327	$18.72	—	N/A

Total — Three months ended March 31, 2010	65,595	$18.61	—

All of the shares purchased during the quarter ended March 31, 2010, were repurchased from employees for income tax withholding in connection with restricted stock unit distributions, restricted stock award distributions and stock distributions under the Company’s Executive Deferred Compensation Program. There were no stock repurchase programs in effect and no programs expired during the second quarter of fiscal 2010.

Item 5. — Other Information
Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on February 25, 2010. Four persons were nominated by the Company’s board of directors to serve as Class II directors for terms of three years. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. The following sets forth the results of the election of directors:

Name of Nominee	FOR	WITHHELD
Marshall A. Cohen	506,513,517	26,118,041
William H. Hatanaka	474,353,749	58,277,809
J. Peter Ricketts	472,239,476	60,392,082
Allan R. Tessler	527,709,015	4,922,543
     A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2010, was approved as follows:

FOR	AGAINST	ABSTENSIONS
554,742,902	239,888	74,713
     A proposal to approve the amendment and restatement of the Company’s Long-Term Incentive Plan was approved as follows:

		ABSTENSIONS
		AND BROKER
FOR	AGAINST	NON-VOTES
502,250,199	30,273,457	22,533,847

Item 6. — Exhibits
3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD AMERITRADE Holding Corporation, TD AMERITRADE Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.1)

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1	TD AMERITRADE Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2010)

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 1, 2010)

10.3	TD AMERITRADE Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 1, 2010)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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