Form 10-Q
period 2010-06-30
TD AMERITRADE HOLDING CORP
filed 2010-08-09
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
As of July 31, 2010, there were 576,070,620 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD AMERITRADE Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD AMERITRADE Holding Corporation (the Company) as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2010 and 2009, and condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
August 9, 2010

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$716,463	$791,211
Short-term investments	1,853	52,071
Cash and investments segregated in compliance with federal regulations	489,930	5,813,862
Receivable from brokers, dealers and clearing organizations	782,055	1,777,741
Receivable from clients — net of allowance for doubtful accounts	7,531,315	5,712,261
Receivable from affiliates	77,488	92,974
Other receivables — net of allowance for doubtful accounts	63,985	73,921
Securities owned, at fair value	257,218	23,405
Property and equipment — net of accumulated depreciation and amortization	260,973	238,256
Goodwill	2,467,223	2,472,098
Acquired intangible assets — net of accumulated amortization	1,148,999	1,224,722
Deferred income taxes	10,699	17,161
Other assets	124,037	82,127

Total assets	$13,932,238	$18,371,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,973,822	$2,491,617
Payable to clients	5,896,317	9,914,823
Accounts payable and accrued liabilities	500,701	700,786
Payable to affiliates	3,696	3,724
Deferred revenue	71,830	72,134
Long-term debt	1,280,933	1,414,900
Capitalized lease obligations	22,715	28,565
Deferred income taxes	350,335	193,978

Total liabilities	10,100,349	14,820,527

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; June 30, 2010 - 576,778,430 outstanding; September 30, 2009 - 587,109,497 outstanding	6,314	6,314
Additional paid-in capital	1,555,811	1,574,638
Retained earnings	3,008,346	2,530,117
Treasury stock, common, at cost — June 30, 2010 - 54,603,430 shares; September 30, 2009 - 44,272,363 shares	(738,698)	(559,883)
Deferred compensation	196	171
Accumulated other comprehensive loss	(80)	(74)

Total stockholders’ equity	3,831,889	3,551,283

Total liabilities and stockholders’ equity	$13,932,238	$18,371,810

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$333,081	$338,450	$943,740	$891,005

Asset-based revenues:
Interest revenue	112,804	101,204	315,457	263,960
Brokerage interest expense	(1,422)	(2,564)	(4,694)	(13,076)

Net interest revenue	111,382	98,640	310,763	250,884

Insured deposit account fees	180,075	125,118	505,370	424,886
Investment product fees	33,194	39,085	92,964	156,346

Total asset-based revenues	324,651	262,843	909,097	832,116

Other revenues	34,072	12,475	99,019	26,875

Net revenues	691,804	613,768	1,951,856	1,749,996

Operating expenses:
Employee compensation and benefits	156,251	128,216	467,767	366,413
Clearing and execution costs	22,387	16,141	68,422	46,846
Communications	27,030	20,795	76,329	57,392
Occupancy and equipment costs	35,452	29,951	104,184	89,614
Depreciation and amortization	14,499	11,162	41,573	33,299
Amortization of acquired intangible assets	25,119	17,551	75,722	48,289
Professional services	31,998	43,949	97,170	93,358
Advertising	51,596	41,376	188,359	141,170
Gains on money market funds and client guarantees	(9,209)	—	(11,145)	—
Other	36,420	14,513	75,347	34,798

Total operating expenses	391,543	323,654	1,183,728	911,179

Operating income	300,261	290,114	768,128	838,817

Other expense:
Interest on borrowings	11,197	8,365	33,764	32,246
Loss on debt refinancing	—	—	8,392	—
Loss on sale of investments	—	2,003	—	2,003

Total other expense	11,197	10,368	42,156	34,249

Pre-tax income	289,064	279,746	725,972	804,568
Provision for income taxes	109,625	109,209	247,743	317,603

Net income	$179,439	$170,537	$478,229	$486,965

Earnings per share — basic	$0.31	$0.30	$0.81	$0.84
Earnings per share — diluted	$0.30	$0.30	$0.80	$0.83

Weighted average shares outstanding — basic	587,086	563,792	588,176	576,420
Weighted average shares outstanding — diluted	593,647	571,772	595,221	584,623
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$478,229	$486,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,573	33,299
Amortization of acquired intangible assets	75,722	48,289
Deferred income taxes	159,856	(76,890)
Loss on sale of investments	—	2,003
Loss on disposal of property	2,533	3,005
Gains on money market funds and client guarantees	(11,145)	—
Loss on debt refinancing	8,392	—
Stock-based compensation	25,090	17,530
Excess tax benefits on stock-based compensation	(13,095)	(4,841)
Other, net	154	57
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	5,323,932	(4,991,563)
Receivable from brokers, dealers and clearing organizations	995,686	2,652,965
Receivable from clients, net	(1,819,054)	1,921,697
Receivable from/payable to affiliates, net	14,825	110,442
Other receivables, net	9,857	13,349
Securities owned	(225,361)	30,371
Other assets	(11,982)	(11,604)
Payable to brokers, dealers and clearing organizations	(517,795)	(3,500,931)
Payable to clients	(4,018,506)	4,117,513
Accounts payable and accrued liabilities	(175,866)	39,453
Deferred revenue	(304)	3,748

Net cash provided by operating activities	342,741	894,857

Cash flows from investing activities:
Purchase of property and equipment	(61,180)	(45,799)
Cash and cash equivalents acquired in business combinations	—	86,423
Cash paid in business combinations	—	(266,713)
Cash received in sale of business, net	—	326
Purchase of short-term investments	(3,296)	—
Proceeds from sale and maturity of short-term investments	3,300	—
Proceeds from redemption of money market funds	51,478	317,015
Proceeds from sale of other investments available-for-sale	—	2,868
Other	(2)	(146)

Net cash provided by (used in) investing activities	(9,700)	93,974

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended June 30,
	2010	2009
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,248,557	$—
Payment of debt issuance costs	(10,595)	—
Principal payments on long-term debt	(1,410,638)	(102,125)
Principal payments on capital lease obligations	(11,853)	(2,263)
Proceeds from exercise of stock options; Nine months ended June 30, 2010 - 3,362,788 shares; 2009 - 3,397,849 shares	11,842	22,233
Purchase of treasury stock; Nine months ended June 30, 2010 - 14,228,369 shares; 2009 - 38,991,221 shares	(248,188)	(465,452)
Excess tax benefits on stock-based compensation	13,095	4,841

Net cash used in financing activities	(407,780)	(542,766)

Effect of exchange rate changes on cash and cash equivalents	(9)	(376)

Net increase (decrease) in cash and cash equivalents	(74,748)	445,689

Cash and cash equivalents at beginning of period	791,211	674,135

Cash and cash equivalents at end of period	$716,463	$1,119,824

Supplemental cash flow information:
Interest paid	$33,847	$51,893
Income taxes paid	$233,009	$262,863
Tax benefit on exercises and distributions of stock-based compensation	$17,396	$5,207
Noncash investing and financing activities:
Issuance of capital lease obligations	$6,003	$12,441
Issuance of long-term debt in exchange for assets acquired	$—	$8,400
Issuance of common stock in business combinations	$—	$362,967
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Nine-Month Periods Ended June 30, 2010 and 2009
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
Reclassifications:
Approximately $2.0 million has been reclassified from professional services to advertising expense for the three and nine months ended June 30, 2009 on the Condensed Consolidated Statements of Income. This reclassification was made in order to conform to the current financial statement presentation.
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
2. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 30, 2010 (dollars in thousands):

Balance as of September 30, 2009	$2,472,098

Purchase accounting adjustments, net of income taxes (1)	(574)
Tax benefit on stock-based compensation awards (2)	(4,301)

Balance as of June 30, 2010	$2,467,223

(1)	Purchase accounting adjustments primarily consist of adjustments to assumed liabilities relating to the acquisition of thinkorswim Group Inc. (“thinkorswim”) in fiscal 2009.

(2)	Represents the tax benefit realized on replacement stock awards that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger in fiscal 2002 and the thinkorswim acquisition. The tax benefit realized on a stock award is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement award in the purchase accounting. To the extent any gain realized on a stock award exceeds the fair value of the replacement award recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.
The Company’s acquired intangible assets consist of the following as of June 30, 2010 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,230,469	$(320,547)	$909,922
Technology and content	100,904	(15,499)	85,405
Trade names	10,100	(5,659)	4,441
Non-competition agreement	5,486	(1,929)	3,557
Trademark license	145,674	—	145,674

	$1,492,633	$(343,634)	$1,148,999

Estimated future amortization expense for acquired intangible assets outstanding as of June 30, 2010 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense
2010 Remaining	$24,539
2011	96,725
2012	92,901
2013	91,630
2014	91,173
2015	90,290
Thereafter (to 2025)	516,067

Total	$1,003,325

3. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	June 30,	September 30,
	2010	2009
Corporate	$127,436	$273,137
Broker-dealer subsidiaries	510,593	473,996
Trust company subsidiary	51,488	25,143
Investment advisory subsidiaries	26,946	18,935

Total	$716,463	$791,211

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
4. INCOME TAXES
The Company’s effective income tax rate for the nine months ended June 30, 2010 was 34.1%, compared to 39.5% for the nine months ended June 30, 2009. The provision for income taxes for the nine months ended June 30, 2010 was unusually low due to $28.8 million of favorable resolutions of certain federal and state income tax matters. These items favorably impacted the Company’s earnings for the nine months ended June 30, 2010 by approximately $0.05 per share. The provision for income taxes for the nine months ended June 30, 2009 was slightly higher than normal due to unfavorable deferred income tax adjustments of $8.9 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings. These items unfavorably impacted the Company’s earnings for the nine months ended June 30, 2009 by approximately $0.02 per share.
5. LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	June 30,	September 30,
	2010	2009
$250 million 2.950% Senior Notes due 2012 (1)	$255,080	$—
$500 million 4.150% Senior Notes due 2014 (2)	522,240	—
$500 million 5.600% Senior Notes due 2019 (3)	499,351	—
Term A Facility	—	140,625
Term B Facility	—	1,265,875
Other	4,262	8,400

Total long-term debt	$1,280,933	$1,414,900

(1)	Balance includes a $5.3 million unrealized loss related to an interest rate swap, and is net of unamortized discount of $0.2 million.

(2)	Balance includes a $22.7 million unrealized loss related to an interest rate swap, and is net of unamortized discount of $0.5 million.

(3)	Balance is net of unamortized discount of $0.6 million.
Fiscal year maturities on long-term debt outstanding at June 30, 2010 are as follows (dollars in thousands):

2010 Remaining	$—
2011	4,262
2012	—
2013	250,000
2014	—
2015	500,000
Thereafter	500,000

Total	$1,254,262

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
On November 25, 2009, the Company used the net proceeds from the issuance of the Senior Notes, together with approximately $158 million of cash on hand, to repay in full the outstanding principal under the Company’s January 23, 2006 credit agreement. Upon repayment, the January 23, 2006 credit agreement (including the Term A Facility, the Term B Facility and the Revolving Facility as amended on November 5, 2009) was automatically amended and restated in its entirety pursuant to the Amended and Restated Credit Agreement (the “Restated Credit Agreement”), dated as of November 25, 2009, as described below.
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
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. For the nine months ended June 30, 2010, the Company recorded a $28.0 million gain for the change in fair value of the interest rate swaps and an offsetting $28.0 million fair value loss on the hedged fixed-rate debt. The offsetting fair value gains and losses were recorded in interest on borrowings on the Condensed Consolidated Statements of Income.
The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in thousands):

	June 30,	September 30,
	2010	2009
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$27,963	$—
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of June 30, 2010, the interest rate swap counterparty had pledged $30.4 million of collateral to the Company, in the form of U.S. Treasury securities.
Restated Revolving Facility — The Restated Credit Agreement consists of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Restated Revolving Facility”). The maturity date of the Restated Revolving Facility is December 31, 2012. The applicable interest rate under the Restated Revolving Facility is calculated as a per annum rate equal to, at the option of the Company, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Company is obligated to pay a commitment fee ranging from 0.225% to 0.750% on any unused amount of the Restated Revolving Facility, determined by reference to the Company’s public debt ratings. As of June 30, 2010, the interest rate margin would be 2.50% for LIBOR loans and 1.50% for Base Rate loans, and the commitment fee is 0.375% per annum, each determined by reference to the Company’s current Standard & Poor’s public debt rating of BBB+. There were no borrowings outstanding under the Restated Revolving Facility as of June 30, 2010.
The obligations under the Restated Credit Agreement are guaranteed by each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Company, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Restated Credit Agreement is TDAOH.
The Restated Credit Agreement contains negative covenants that limit or restrict the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company is restricted under the Restated Credit Agreement from incurring additional indebtedness in an aggregate principal amount in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) as to the Company than those contained in the Restated Credit Agreement, unless the Restated Credit Agreement is amended to include such more restrictive covenants prior to the incurrence of such additional indebtedness. The Company was in compliance with all covenants under the Restated Credit Agreement as of June 30, 2010.
Broker-Dealer Credit Facilities — The Company, through its wholly-owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of June 30, 2010 and September 30, 2009. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of June 30, 2010 and September 30, 2009. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of June 30, 2010 and September 30, 2009. As of June 30, 2010 and September 30, 2009, approximately $780 million was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	June 30, 2010			September 30, 2009
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD AMERITRADE Clearing, Inc.	$1,086,600	$170,353	$916,247	$855,630	$137,943	$717,687
TD AMERITRADE, Inc.	269,976	1,000	268,976	263,957	500	263,457
Bellevue Chicago, LLC	87,786	590	87,196	43,677	2,376	41,301

Totals	$1,444,362	$171,943	$1,272,419	$1,163,264	$140,819	$1,022,445

TD AMERITRADE Clearing, Inc. (“TDA Clearing”) is a clearing broker-dealer and TD AMERITRADE, Inc. (“TDA Inc.”) and Bellevue Chicago, LLC (formerly thinkorswim, Inc.) are introducing broker-dealers.
The Company’s non-depository trust company subsidiary, TD AMERITRADE Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $22.6 million and $14.7 million as of June 30, 2010 and September 30, 2009, respectively, which exceeded the required Tier 1 capital by $12.6 million and $4.7 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
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
The offer commenced on August 10, 2009. The final phase of the offer expired on March 23, 2010 and TDA Inc. completed the repurchases on March 30, 2010. Through March 30, 2010, TDA Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. The Company accounted for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009. As of September 30, 2009, a liability of $13.8 million for this guarantee was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There is no liability recorded on the Condensed Consolidated Balance Sheet as of June 30, 2010, due to the completion of the offer. On March 30, 2010, the Company recorded a gain of $0.5 million based on the final fulfillment of the guarantee. The gain is included in gains on money market funds and client guarantees for the nine months ended June 30, 2010, on the Condensed Consolidated Statements of Income. As of June 30, 2010, TDA Inc. held ARS with a fair value of approximately $243 million.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund is not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TDA Inc.’s clients hold shares in the Yield Plus Fund, which is being liquidated by The Reserve.
On July 23, 2010, The Reserve announced that through that date it had distributed approximately 94.8% of the Yield Plus Fund assets as of September 15, 2008 and that the Yield Plus Fund had approximately $39.7 million in total remaining assets. The Reserve stated that the fund’s Board of Trustees has set aside almost the entire amount of the remaining assets to cover potential claims, fees and expenses. The Company estimates that TDA Inc. clients’ current positions held in the Reserve Yield Plus Fund amount to approximately 82% of the fund, which, if valued based on a $1.00 per share net asset value, would total approximately $49.1 million.
The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve Yield Plus Fund to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests. On June 17, 2010, the Pennsylvania Securities Commission filed an administrative order against the Company’s subsidiaries, TDA Inc. and Amerivest Investment Management, LLC (“Amerivest”), involving the sale of Yield Plus Fund securities to 21 Pennsylvania clients. An administrative hearing will be held to determine whether there have been violations of certain provisions of the Pennsylvania Securities Act of 1972 and rules thereunder, and to determine what, if any, administrative sanctions should be imposed. TDA Inc. and Amerivest are defending the action.
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. and is pending in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the Fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the Fund. The complaint seeks an unspecified amount of compensatory damages including interest, attorneys’ fees, rescission, exemplary damages and equitable relief. On January 19, 2010, the defendants submitted motions to dismiss the complaint.
The Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential loss, if any, that may result from these matters.
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
As of June 30, 2010, client excess margin securities of approximately $10.5 billion and stock borrowings of approximately $0.6 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $1.9 billion and repledged approximately $1.2 billion of that collateral as of June 30, 2010.
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
During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced it was suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients were to receive less than $1.00 per share for these funds upon an orderly liquidation, the Company committed up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other publicly available information, the Company accrued an estimated fair value of $27.0 million for this obligation as of September 30, 2009, which is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. From October 31, 2008 through January 29, 2010, the Primary Fund and the International Liquidity Fund shareholders had received distributions totaling approximately $0.99 per share and $0.86 per share, respectively. In February 2010, the Company fulfilled the guarantee obligation to its clients by paying them for the difference between par value and the distributions to date from these two funds, in exchange for the clients’ shares in the funds. The Company recorded a gain of $0.9 million based on the final fulfillment of the guarantee. The gain is included in gains on money market funds and client guarantees for the nine months ended June 30, 2010, on the Condensed Consolidated Statements of Income.
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
•	Level 1— Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded funds, mutual funds and equity securities.

•	Level 2— Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive financial instruments.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability. This category includes assets and liabilities related to money market and other mutual funds managed by The Reserve for which the net asset value has declined below $1.00 per share and the funds are being liquidated. This category also includes auction rate securities for which the periodic auctions have failed.
The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of June 30, 2010 and September 30, 2009 (dollars in thousands):

	As of June 30, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
Money market mutual funds	$—	$—	$757	$757
U.S. government agency debt securities	—	1,096	—	1,096

Subtotal — Short-term investments	—	1,096	757	1,853

Securities owned:
Auction rate securities	—	—	243,287	243,287
Money market and other mutual funds	—	—	11,857	11,857
Equity securities	351	7	—	358
Municipal debt securities	—	1,125	—	1,125
Corporate debt securities	—	534	—	534
Other debt securities	—	57	—	57

Subtotal — Securities owned	351	1,723	255,144	257,218

Other assets:
Interest rate swaps(1)	—	27,963	—	27,963

Total assets at fair value	$351	$30,782	$255,901	$287,034

Liabilities:
Securities sold, not yet purchased:
Equity securities	$4,557	$—	$—	$4,557
Municipal debt securities	—	65	—	65
Other debt securities	—	161	—	161

Total — Securities sold, not yet purchased (2)	$4,557	$226	$—	$4,783

(1)	Amount is included in other assets on the Condensed Consolidated Balance Sheets. See “Interest Rate Swaps” in Note 5 for details.

(2)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	As of September 30, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
Money market mutual funds	$—	$—	$50,971	$50,971
U.S. government agency debt securities	—	1,100	—	1,100

Subtotal — Short-term investments	—	1,100	50,971	52,071

Securities owned:
Auction rate securities	—	—	14,579	14,579
Money market and other mutual funds	—	—	5,049	5,049
Equity securities	471	23	—	494
Municipal debt securities	—	2,049	—	2,049
Corporate debt securities	—	702	—	702
Other debt securities	—	532	—	532

Subtotal — Securities owned	471	3,306	19,628	23,405

Total assets at fair value	$471	$4,406	$70,599	$75,476

Liabilities:
Securities sold, not yet purchased:
Equity securities	$3,102	$2	$—	$3,104
Money market mutual funds	—	—	1	1
Municipal debt securities	—	118	—	118
Corporate debt securities	—	23	—	23

Total — Securities sold, not yet purchased (1)	$3,102	$143	$1	$3,246

(1)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

There were no transfers between levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months and nine months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30, 2010
				Purchases,
		Net Gains		Sales,
	March 31,	Included in		Issuances and	June 30,
	2010	Earnings		Settlements, Net	2010
Assets:
Short-term investments:
Money market mutual funds	$—	$757	(1)	$—	$757

Securities owned:
Auction rate securities	288,489	1,843	(2)	(47,045)	243,287
Money market and other mutual funds	3,873	8,452	(1)	(468)	11,857

Subtotal — Securities owned	292,362	10,295		(47,513)	255,144

Total assets at fair value	$292,362	$11,052		$(47,513)	$255,901

	Nine Months Ended June 30, 2010
				Purchases,
		Net Gains		Sales,
	September 30,	Included in		Issuances and	June 30,
	2009	Earnings		Settlements, Net	2010
Assets:
Short-term investments:
Money market mutual funds	$50,971	$1,264	(1)	$(51,478)	$757

Securities owned:
Auction rate securities	14,579	2,752	(2)	225,956	243,287
Money market and other mutual funds	5,049	8,452	(1)	(1,644)	11,857

Subtotal — Securities owned	19,628	11,204		224,312	255,144

Total assets at fair value	$70,599	$12,468		$172,834	$255,901

(1)	Gains on money market and other mutual funds relate to shares of The Reserve Primary Fund that the Company continues to hold as of June 30, 2010. These gains are included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income.

(2)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and do not relate to assets held as of June 30, 2010.

	Three Months Ended June 30, 2009
		Purchases,
		Sales,
	March 31,	Issuances and	June 30,
	2009	Settlements, Net	2009
Assets:
Short-term investments:
Money market mutual funds	$77,639	$(26,668)	$50,971

Securities owned:
Auction rate securities	17,925	2,600	20,525
Money market and other mutual funds	5,848	(954)	4,894

Subtotal — Securities owned	23,773	1,646	25,419

Other investments:
Auction rate securities	8,820	—	8,820

Total assets at fair value	$110,232	$(25,022)	$85,210

Liabilities:
Securities sold, not yet purchased:
Money market and other mutual funds	$—	$2	$2

	Nine Months Ended June 30, 2009
			Purchases,
		Losses	Sales,
	October 1,	Included in	Issuances and	June 30,
	2008	Earnings	Settlements, Net	2009
Assets:
Cash and cash equivalents (1)	$217,471	$—	$(217,471)	$—

Short-term investments:
Money market mutual funds	368,066	(80)	(317,015)	50,971

Securities owned:
Auction rate securities	6,925	—	13,600	20,525
Money market and other mutual funds	46,662	—	(41,768)	4,894

Subtotal — Securities owned	53,587	—	(28,168)	25,419

Other investments:
Auction rate securities	10,000	—	(1,180)	8,820

Total assets at fair value	$649,124	$(80)	$(563,834)	$85,210

Liabilities:
Securities sold, not yet purchased:
Money market and other mutual funds	$4,636	$—	$(4,634)	$2

(1)	Represents positions in The Reserve Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.
Effective October 1, 2009, the Company adopted ASC 820-10 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There were no nonfinancial assets or liabilities measured at fair value during the nine months ended June 30, 2010.
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
Level 2 Measurements:
Debt Securities — The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.
Interest Rate Swaps — These derivatives are valued using a model that relies on interest rate yield curves, which are observable for substantially the full term of the contract. The valuation technique underlying the model is widely accepted in the financial services industry and does not involve significant judgment.
Level 3 Measurements:
Money Market and Other Mutual Funds — The fair value of positions in money market and other mutual funds managed by The Reserve is estimated by management based on the underlying portfolio holdings data published by The Reserve.
Auction Rate Securities — ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions. During fiscal 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of Company ARS holdings is estimated based on an internal pricing model. The pricing model takes into consideration the characteristics of the underlying securities as well as multiple inputs, including counterparty credit quality, expected timing of redemptions and the yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment.
Fair Value of Long-Term Debt
As of June 30, 2010, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.30 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.28 billion. As of September 30, 2009, the Company’s Term A and Term B credit facilities had an aggregate estimated fair value, based on quoted market prices, of $1.39 billion, compared to the Condensed Consolidated Balance Sheet carrying value of $1.41 billion.
9. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$179,439	$170,537	$478,229	$486,965

Weighted average shares outstanding — basic	587,086	563,792	588,176	576,420
Effect of dilutive securities:
Stock options	3,875	5,986	4,633	6,128
Restricted stock units	2,593	1,887	2,313	1,978
Deferred compensation shares	93	107	99	97

Weighted average shares outstanding — diluted	593,647	571,772	595,221	584,623

Earnings per share — basic	$0.31	$0.30	$0.81	$0.84
Earnings per share — diluted	$0.30	$0.30	$0.80	$0.83

10. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$179,439	$170,537	$478,229	$486,965

Other comprehensive income (loss):
Net unrealized gains (losses) on investment securities available-for-sale	5	640	—	(481)
Adjustment for deferred income taxes on net unrealized losses (gains)	—	(227)	—	182
Reclassification adjustment for realized losses on investment securities included in net income	—	2,088	—	2,088
Reclassification adjustment for deferred income taxes on realized investment losses	—	(758)	—	(758)
Foreign currency translation adjustment	(42)	200	(6)	(257)

Total other comprehensive income (loss), net of tax	(37)	1,943	(6)	774

Comprehensive income	$179,402	$172,480	$478,223	$487,739

11. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.9% of the Company’s common stock as of June 30, 2010, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members to the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
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
The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. For the month of June 2010, the IDA portfolio was comprised of approximately 10% component (a) investments, 82% component (b) investments and 8% component (c) investments.
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
The Company earned fee income associated with the insured deposit account agreement of $180.1 million and $505.4 million for the three months and nine months ended June 30, 2010, respectively, and $125.1 million and $424.9 million for the three months and nine months ended June 30, 2009, respectively, which is reported as insured deposit account fees on the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and an affiliate of TD are parties to a sweep fund agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs certain distribution and marketing support services with respect to those funds. In consideration for offering the funds and performing the distribution and marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the sweep fund agreement. The Company also performs certain services for the applicable fund and earns fees for those services. The agreement may be terminated by any party upon one year’s prior written notice and may be terminated by the Company upon 30 days’ prior written notice under certain circumstances. The Company earned fee income associated with these agreements of $2.3 million and $6.3 million for the three months and nine months ended June 30, 2010, respectively, and $19.0 million and $102.0 million for the three months and nine months ended June 30, 2009, respectively, which is included in investment product fees on the Condensed Consolidated Statements of Income.
Securities Borrowing and Lending
In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $0.4 million and $0.6 million of receivables from TDSI as of June 30, 2010 and September 30, 2009, respectively. Payable to brokers, dealers and clearing organizations includes $19.9 million and $34.0 million of payables to TDSI as of June 30, 2010 and September 30, 2009, respectively. The Company earned net interest revenue of $0.4 million and $1.1 million for the three months and nine months ended June 30, 2010, respectively, and earned net interest revenue of $0.2 million and incurred net interest expense of $0.2 million for the three months and nine months ended June 30, 2009, respectively, associated with securities borrowing and lending with TDSI. The transactions with TDSI are subject to similar collateral requirements as transactions with other counterparties.
Referral and Strategic Alliance Agreement
TDA Inc. is a party to a referral and strategic alliance agreement with TD Bank and TD Wealth Management Services, Inc. (“TDWMS”). Under the agreement, TD Bank will promote TDA Inc.’s brokerage services to its clients using a variety of marketing and referral programs and TDWMS referred its existing brokerage account clients to TDA Inc. while TDWMS discontinued its brokerage operations. TD Bank clients that open brokerage accounts at TDA Inc. and TDWMS clients that elected to transfer their accounts to TDA Inc. are considered program clients. TDA Inc. retains a fee for providing brokerage services to the program clients, and the program’s net margin is shared equally between TDA Inc. and TD Bank. The Company earned pre-tax income associated with the referral and strategic alliance agreement of $0.3 million and $0.2 million for the three months and nine months ended June 30, 2010, respectively.
Cash Management Services Agreement
Pursuant to a cash management services agreement, TD Bank USA provides cash management services to clients of TDA Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.2 million for the three months ended June 30, 2010 and 2009 and $0.6 million for the nine months ended June 30, 2010 and 2009, which is included in clearing and execution costs on the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the IDA agreement remains in effect, provided that it may be terminated by TDA Inc. without cause upon 60 days’ prior written notice to TD Bank USA.

Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an indemnification agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 25,815 and 43,590 SARs outstanding as of June 30, 2010 and September 30, 2009, respectively, with an approximate value of $1.0 million and $1.6 million, respectively. The indemnification agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there will be no net effect on the Company’s results of operations resulting from such fluctuations.
Canadian Call Center Services Agreement
Pursuant to the Canadian call center services agreement, TD receives and services client calls at its London, Ontario site for clients of TDA Inc. After May 1, 2013, either party may terminate this agreement without cause and without penalty by providing 24 months’ prior written notice. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian call center services agreement of $4.4 million and $13.1 million for the three months and nine months ended June 30, 2010, respectively, and $4.0 million and $11.8 million for the three months and nine months ended June 30, 2009, respectively, which is included in professional services expense on the Condensed Consolidated Statements of Income.
Certificates of Deposit Brokerage Agreement
TDA, Inc. is party to a certificates of deposit brokerage agreement with TD Bank USA, under which TDA Inc. acts as agent for its clients in purchasing certificates of deposit from TD Bank USA. Under the agreement, TD Bank USA pays TDA Inc. a placement fee for each certificate of deposit issued in an amount agreed to by both parties. TDA Inc. has periodically promoted limited time offers to purchase a three-month TD Bank USA certificate of deposit with a premium yield to clients that made a deposit or transferred $25,000 into their TDA Inc. brokerage account during a specified time period. Under these promotions, TDA Inc. reimburses TD Bank USA for the subsidized portion of the premium yield paid to its clients. The Company incurred net costs to TD Bank USA associated with this promotional offer of $0 and $2.3 million for the three months and nine months ended June 30, 2010, respectively, and $0 and $3.3 million for the three months and nine months ended June 30, 2009, which is included in advertising expense on the Condensed Consolidated Statements of Income.
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
In connection with the sale of thinkorswim Canada, the Company and TDW Canada entered into a trading platform hosting and services agreement. The agreement has an initial term of five years beginning June 11, 2009, and will automatically renew for additional periods of two years, unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-current term. Because this agreement represents contingent consideration to be paid for the sale of thinkorswim Canada, the Company recorded a $10.7 million receivable for the fair value of this agreement. Under this agreement, TDW Canada uses the thinkorswim trading platform and TDA Inc. provides the services to support the platform. In consideration for the performance by TDA Inc. of all its obligations under this agreement, TDW Canada pays TDA Inc., on a monthly basis, a fee based on average client trades per day and transactional revenues. Fees earned under the agreement are recorded as a reduction of the contingent consideration receivable until the receivable is reduced to zero, and thereafter will be recorded as fee revenue. As of June 30, 2010 and September 30, 2009, $9.9 million and $10.4 million, respectively, of contingent consideration is included in receivable from affiliates on the Condensed Consolidated Balance Sheets.
Other Related Party Transactions
TD Options LLC, a subsidiary of TD, paid the Company the amount of exchange-sponsored payment for order flow that it received for routing TDA Inc. client orders to the exchanges. The Company earned $0 and $0.5 million of payment for order flow revenues from TD Options LLC for the three months and nine months ended June 30, 2010, respectively, and $1.7 million and $3.3 million for the three months and nine months ended June 30, 2009, respectively, which is included in commissions and transaction fees on the Condensed Consolidated Statements of Income.
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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$13,753	$23,402	$679,308	$—	$716,463
Cash and investments segregated in compliance with federal regulations	—	—	489,930	—	489,930
Receivable from brokers, dealers and clearing organizations	—	—	782,055	—	782,055
Receivable from clients, net of allowance for doubtful accounts	—	—	7,531,315	—	7,531,315
Investments in subsidiaries	5,294,922	4,846,608	548,738	(10,690,268)	—
Receivable from affiliates	1,000	218,839	77,198	(219,549)	77,488
Goodwill	—	—	2,467,223	—	2,467,223
Acquired intangible assets	—	145,674	1,003,325	—	1,148,999
Other	71,123	1,449	671,251	(25,058)	718,765

Total assets	$5,380,798	$5,235,972	$14,250,343	$(10,934,875)	$13,932,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,973,822	$—	$1,973,822
Payable to clients	—	—	5,896,317	—	5,896,317
Accounts payable and accrued liabilities	133,040	15,671	351,990	—	500,701
Payable to affiliates	139,197	2,867	81,181	(219,549)	3,696
Long-term debt	1,276,672	—	4,261	—	1,280,933
Other	—	41,742	428,196	(25,058)	444,880

Total liabilities	1,548,909	60,280	8,735,767	(244,607)	10,100,349

Stockholders’ equity	3,831,889	5,175,692	5,514,576	(10,690,268)	3,831,889

Total liabilities and stockholders’ equity	$5,380,798	$5,235,972	$14,250,343	$(10,934,875)	$13,932,238

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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$4,727	$41	$691,780	$(4,744)	$691,804
Operating expenses	4,133	(733)	392,887	(4,744)	391,543

Operating income	594	774	298,893	—	300,261
Other expense	10,953	—	244	—	11,197

Income (loss) before income taxes and equity in income of subsidiaries	(10,359)	774	298,649	—	289,064
Provision for (benefit from) income taxes	(3,348)	281	112,692	—	109,625

Income (loss) before equity in income of subsidiaries	(7,011)	493	185,957	—	179,439
Equity in income of subsidiaries	186,450	183,438	2,718	(372,606)	—

Net income	$179,439	$183,931	$188,675	$(372,606)	$179,439

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$6,399	$239	$613,548	$(6,418)	$613,768
Operating expenses	7,818	37	322,217	(6,418)	323,654

Operating income (loss)	(1,419)	202	291,331	—	290,114
Other expense	7,999	2,003	366	—	10,368

Income (loss) before income taxes and equity in income of subsidiaries	(9,418)	(1,801)	290,965	—	279,746
Provision for (benefit from) income taxes	(1,597)	(660)	111,466	—	109,209

Income (loss) before equity in income of subsidiaries	(7,821)	(1,141)	179,499	—	170,537
Equity in income of subsidiaries	178,358	179,335	—	(357,693)	—

Net income	$170,537	$178,194	$179,499	$(357,693)	$170,537

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

Net revenues	$12,077	$122	$1,951,806	$(12,149)	$1,951,856
Operating expenses	8,642	(1,164)	1,188,399	(12,149)	1,183,728

Operating income	3,435	1,286	763,407	—	768,128
Other expense	41,234	—	922	—	42,156

Income (loss) before income taxes and equity in income of subsidiaries	(37,799)	1,286	762,485	—	725,972
Provision for (benefit from) income taxes	(33,969)	(4,047)	285,759	—	247,743

Income (loss) before equity in income of subsidiaries	(3,830)	5,333	476,726	—	478,229
Equity in income of subsidiaries	482,059	465,968	2,718	(950,745)	—

Net income	$478,229	$471,301	$479,444	$(950,745)	$478,229

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

Net revenues	$21,878	$1,038	$1,749,150	$(22,070)	$1,749,996
Operating expenses	20,551	278	912,303	(21,953)	911,179

Operating income	1,327	760	836,847	(117)	838,817
Other expense	31,922	2,120	324	(117)	34,249

Income (loss) before income taxes and equity in income of subsidiaries	(30,595)	(1,360)	836,523	—	804,568
Provision for (benefit from) income taxes	(5,249)	641	322,211	—	317,603

Income (loss) before equity in income of subsidiaries	(25,346)	(2,001)	514,312	—	486,965
Equity in income of subsidiaries	512,311	514,148	—	(1,026,459)	—

Net income	$486,965	$512,147	$514,312	$(1,026,459)	$486,965

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total

Net cash provided by (used in) operating activities	$(125,867)	$(67)	$468,675	$342,741

Cash flows from investing activities:
Purchase of property and equipment	—	—	(61,180)	(61,180)
Proceeds from redemption of money market funds	108	49,390	1,980	51,478
Other	—	—	2	2

Net cash provided by (used in) investing activities	108	49,390	(59,198)	(9,700)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248,557	—	—	1,248,557
Payment of debt issuance costs	(10,595)	—	—	(10,595)
Principal payments on long-term debt	(1,406,500)	—	(4,138)	(1,410,638)
Purchase of treasury stock	(248,188)	—	—	(248,188)
Other	24,937	—	(11,853)	13,084

Net cash used in financing activities	(391,789)	—	(15,991)	(407,780)

Intercompany investing and financing activities, net	486,010	(135,000)	(351,010)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	(9)

Net increase (decrease) in cash and cash equivalents	(31,538)	(85,677)	42,467	(74,748)
Cash and cash equivalents at beginning of period	45,291	109,079	636,841	791,211

Cash and cash equivalents at end of period	$13,753	$23,402	$679,308	$716,463

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2009
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total

Net cash provided by (used in) operating activities	$139,299	$(158,682)	$914,240	$894,857

Cash flows from investing activities:
Purchase of property and equipment	—	—	(45,799)	(45,799)
Cash and cash equivalents acquired in business combinations	—	—	86,423	86,423
Cash paid in business combinations	(225,447)	(41,266)	—	(266,713)
Proceeds from redemption of money market funds	667	177,206	139,142	317,015
Other	—	2,868	180	3,048

Net cash provided by (used in) investing activities	(224,780)	138,808	179,946	93,974

Cash flows from financing activities:
Principal payments on long-term debt	(28,125)	—	(74,000)	(102,125)
Purchase of treasury stock	(465,452)	—	—	(465,452)
Other	27,074	—	(2,263)	24,811

Net cash used in financing activities	(466,503)	—	(76,263)	(542,766)

Intercompany investing and financing activities, net	560,831	(51,201)	(509,630)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(376)	(376)

Net increase (decrease) in cash and cash equivalents	8,847	(71,075)	507,917	445,689
Cash and cash equivalents at beginning of period	989	171,010	502,136	674,135

Cash and cash equivalents at end of period	$9,836	$99,935	$1,010,053	$1,119,824

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
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com (in the “Investors” section under the heading “Financial Reports”) and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2009. Since the issuance of our Form 10-K, the definition of “EBITDA and EBITDA excluding investment gains/losses” has been updated and the definition of “Expenses excluding advertising” has been replaced with “Operating expenses excluding advertising.” These updated definitions are as follows:
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,				Nine months ended June 30,
	2010		2009		2010		2009
		% of Net		% of Net		% of Net		% of Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$339,879	49.1%	$316,824	51.6%	$877,031	44.9%	$918,402	52.5%
Less:
Depreciation and amortization	(14,499)	(2.1%)	(11,162)	(1.8%)	(41,573)	(2.1%)	(33,299)	(1.9%)
Amortization of acquired intangible assets	(25,119)	(3.6%)	(17,551)	(2.9%)	(75,722)	(3.9%)	(48,289)	(2.8%)
Interest on borrowings	(11,197)	(1.6%)	(8,365)	(1.4%)	(33,764)	(1.7%)	(32,246)	(1.8%)
Provision for income taxes	(109,625)	(15.8%)	(109,209)	(17.8%)	(247,743)	(12.7%)	(317,603)	(18.1%)

Net income	$179,439	25.9%	$170,537	27.8%	$478,229	24.5%	$486,965	27.8%

Our EBITDA decreased for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to (1) lower net interest margin earned on spread-based balances and investment product fees waived on money market mutual funds due to the near-zero short-term interest rate environment, (2) a 7% decrease in average client trades per day on a pro forma combined basis including results of thinkorswim (thinkorswim was acquired during the third quarter of fiscal 2009), and (3) higher incentive-based compensation related to our success in attracting net new client assets. These factors were partially offset by the favorable revenue impact of an 83% increase in average spread-based balances for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. Detailed analysis of net revenues and expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the nine months ended June 30, 2010, asset-based revenues and transaction-based revenues accounted for 47% and 48% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)

Avg. interest-earning assets (excluding conduit business)	$12,565	$10,002	$2,563	$13,692	$8,296	$5,396
Avg. insured deposit account balances	41,811	22,474	19,337	37,873	19,876	17,997

Avg. spread-based balances	$54,376	$32,476	$21,900	$51,565	$28,172	$23,393

Net interest revenue (excluding conduit business)	$111.2	$98.2	$13.0	$310.2	$247.1	$63.1
Insured deposit account fee revenue	180.1	125.1	55.0	505.4	424.9	80.5

Spread-based revenue	$291.3	$223.3	$68.0	$815.6	$672.0	$143.6

Avg. annualized yield — interest- earning assets (excluding conduit business)	3.50%	3.88%	(0.38%)	2.99%	3.93%	(0.94%)
Avg. annualized yield — insured deposit account fees	1.70%	2.20%	(0.50%)	1.76%	2.82%	(1.06%)
Net interest margin (NIM)	2.12%	2.72%	(0.60%)	2.09%	3.15%	(1.06%)
The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Segregated cash	$1.1	$1.5	$(0.4)	$5.2	$3.8	$1.4
Client margin balances	89.1	54.7	34.4	242.1	169.2	72.9
Securities borrowing (excluding conduit business)	21.7	42.9	(21.2)	65.6	76.3	(10.7)
Other cash and interest-earning investments, net	0.3	0.4	(0.1)	0.7	3.3	(2.6)
Client credit balances	(0.6)	(0.7)	0.1	(2.4)	(3.0)	0.6
Securities lending (excluding conduit business)	(0.4)	(0.6)	0.2	(1.0)	(2.5)	1.5

Net interest revenue (excluding conduit business)	111.2	98.2	13.0	310.2	247.1	63.1

Securities borrowing — conduit business	0.4	1.5	(1.1)	1.4	10.1	(8.7)
Securities lending — conduit business	(0.2)	(1.1)	0.9	(0.8)	(6.3)	5.5

Net interest revenue	$111.4	$98.6	$12.8	$310.8	$250.9	$59.9

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Segregated cash	$3,416	$4,159	(18%)	$5,266	$2,599	103%
Client margin balances	7,531	4,340	74%	6,783	4,240	60%
Securities borrowing (excluding conduit business)	446	583	(23%)	560	381	47%
Other cash and interest-earning investments	1,172	920	27%	1,083	1,076	1%

Interest-earning assets (excluding conduit business)	12,565	10,002	26%	13,692	8,296	65%
Securities borrowing — conduit business	472	1,165	(59%)	526	1,400	(62%)

Interest-earning assets	$13,037	$11,167	17%	$14,218	$9,696	47%

Client credit balances	$7,692	$6,129	26%	$8,898	$4,837	84%
Securities lending (excluding conduit business)	1,752	1,322	33%	1,694	1,185	43%

Interest-bearing liabilities (excluding conduit business)	9,444	7,451	27%	10,592	6,022	76%
Securities lending — conduit business	472	1,165	(59%)	526	1,400	(62%)

Interest-bearing liabilities	$9,916	$8,616	15%	$11,118	$7,422	50%

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Nine months ended		Net Yield
	June 30,		Increase/	June 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Segregated cash	0.13%	0.14%	(0.01%)	0.13%	0.19%	(0.06%)
Client margin balances	4.68%	4.99%	(0.31%)	4.71%	5.26%	(0.55%)
Other cash and interest-earning investments, net	0.09%	0.17%	(0.08%)	0.09%	0.40%	(0.31%)
Client credit balances	(0.03%)	(0.05%)	0.02%	(0.04%)	(0.08%)	0.04%

Net interest revenue (excluding conduit business)	3.50%	3.88%	(0.38%)	2.99%	3.93%	(0.94%)

Securities borrowing — conduit business	0.35%	0.52%	(0.17%)	0.34%	0.96%	(0.62%)
Securities lending — conduit business	(0.20%)	(0.36%)	0.16%	(0.20%)	(0.59%)	0.39%

Net interest revenue	3.38%	3.49%	(0.11%)	2.88%	3.41%	(0.53%)

     The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue			Fee Revenue
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Money market mutual fund	$2.3	$19.0	$(16.7)	$6.3	$102.0	$(95.7)
Other investment product fees	30.9	20.1	10.8	86.7	54.3	32.4

Total investment product fees	$33.2	$39.1	$(5.9)	$93.0	$156.3	$(63.3)

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Money market mutual fund	$9,076	$22,736	(60%)	$10,181	$25,936	(61%)
Other fee-based investment balances	53,298	36,240	47%	49,929	34,303	46%

Total fee-based investment balances	$62,374	$58,976	6%	$60,110	$60,239	(0%)

	Average Annualized Yield			Average Annualized Yield
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Money market mutual fund	0.10%	0.33%	(0.23%)	0.08%	0.52%	(0.44%)
Other investment product fees	0.23%	0.22%	0.01%	0.23%	0.21%	0.02%
Total investment product fees	0.21%	0.26%	(0.05%)	0.20%	0.34%	(0.14%)

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Total trades (in millions)	26.05	24.66	6%	73.00	66.99	9%
Average commissions and transaction fees per trade (1)	$12.79	$13.66	(6%)	$12.93	$13.28	(3%)
Average client trades per day	413,461	391,506	6%	390,369	358,232	9%
Average client trades per account (annualized)	13.2	13.5	(2%)	12.7	12.6	1%
Activity rate — total accounts	5.3%	5.4%	(2%)	5.0%	5.0%	0%
Activity rate — funded accounts	7.6%	7.6%	0%	7.3%	7.1%	3%
Trading days	63.0	63.0	0%	187.0	187.0	0%

(1)	Average commissions and transaction fees per trade excludes thinkorswim active trader business.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Total accounts (beginning of period)	7,788,000	7,195,000	8%	7,563,000	6,895,000	10%
New accounts opened	175,000	176,000	(1%)	542,000	586,000	(8%)
Accounts purchased	—	197,000	(100%)	—	197,000	(100%)
Accounts closed	(73,000)	(77,000)	(5%)	(215,000)	(187,000)	15%

Total accounts (end of period)	7,890,000	7,491,000	5%	7,890,000	7,491,000	5%

Percentage change during period	1%	4%		4%	9%

Funded accounts (beginning of period)	5,379,000	5,105,000	5%	5,279,000	4,918,000	7%
Funded accounts (end of period)	5,440,000	5,291,000	3%	5,440,000	5,291,000	3%
Percentage change during period	1%	4%		3%	8%

Client assets (beginning of period, in billions)	$341.5	$224.9	52%	$302.0	$278.0	9%
Client assets (end of period, in billions)	$323.8	$265.0	22%	$323.8	$265.0	22%
Percentage change during period	(5%)	18%		7%	(5%)

Net new assets (in billions)	$8.9	$6.9	29%	$27.9	$21.2	32%
Net new assets annualized growth rate(1)	10%	12%	(17%)	12%	10%	20%

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.
In connection with our purchase of thinkorswim on June 11, 2009, we acquired approximately 197,000 total accounts, approximately 113,000 funded accounts and approximately $4 billion in client assets.

Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$333.1	$338.5	(2%)	$943.7	$891.0	6%

Asset-based revenues:
Interest revenue	112.8	101.2	11%	315.5	264.0	20%
Brokerage interest expense	(1.4)	(2.6)	(45%)	(4.7)	(13.1)	(64%)

Net interest revenue	111.4	98.6	13%	310.8	250.9	24%

Insured deposit account fees	180.1	125.1	44%	505.4	424.9	19%
Investment product fees	33.2	39.1	(15%)	93.0	156.3	(41%)

Total asset-based revenues	324.7	262.8	24%	909.1	832.1	9%
Other revenues	34.1	12.5	173%	99.0	26.9	268%

Net revenues	691.8	613.8	13%	1,951.9	1,750.0	12%

Operating expenses:
Employee compensation and benefits	156.3	128.2	22%	467.8	366.4	28%
Clearing and execution costs	22.4	16.1	39%	68.4	46.8	46%
Communications	27.0	20.8	30%	76.3	57.4	33%
Occupancy and equipment costs	35.5	30.0	18%	104.2	89.6	16%
Depreciation and amortization	14.5	11.2	30%	41.6	33.3	25%
Amortization of acquired intangible assets	25.1	17.6	43%	75.7	48.3	57%
Professional services	32.0	43.9	(27%)	97.2	93.4	4%
Advertising	51.6	41.4	25%	188.4	141.2	33%
Gains on money market funds and client guarantees	(9.2)	—	N/A	(11.1)	—	N/A
Other	36.4	14.5	151%	75.3	34.8	117%

Total operating expenses	391.5	323.7	21%	1,183.7	911.2	30%

Operating income	300.3	290.1	3%	768.1	838.8	(8%)

Other expense:
Interest on borrowings	11.2	8.4	34%	33.8	32.2	5%
Loss on debt refinancing	—	—	N/A	8.4	—	N/A
Loss on sale of investments	—	2.0	(100%)	—	2.0	(100%)

Total other expense	11.2	10.4	8%	42.2	34.2	23%

Pre-tax income	289.1	279.7	3%	726.0	804.6	(10%)
Provision for income taxes	109.6	109.2	0%	247.7	317.6	(22%)

Net income	$179.4	$170.5	5%	$478.2	$487.0	(2%)

Other information:
Effective income tax rate	37.9%	39.0%		34.1%	39.5%
Average debt outstanding	$1,277.9	$1,440.5	(11%)	$1,312.5	$1,445.2	(9%)
Average interest rate incurred on borrowings	3.19%	1.93%		3.08%	2.65%

Note:	Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.

Three-Month Periods Ended June 30, 2010 and 2009
Net Revenues
Commissions and transaction fees decreased 2% to $333.1 million, primarily due to lower average commissions and transaction fees per trade, substantially offset by higher client trades per day. Average commissions and transaction fees per trade decreased to $12.79 per trade for the third quarter of fiscal 2010 from $13.66 for the third quarter of fiscal 2009, primarily due to lower payment for order flow revenue per trade and the full quarter effect of thinkorswim trading activity, which earns somewhat lower average commissions and transaction fees per trade, during the third quarter of fiscal 2010. We acquired thinkorswim on June 11, 2009; therefore, the third quarter of fiscal 2009 included only 14 trading days of thinkorswim activity. These decreases were partially offset by a higher percentage of option trades and a decrease in promotional trades during the third quarter of fiscal 2010. Average client trades per day increased 6% to 413,461 for the third quarter of fiscal 2010 compared to 391,506 for the third quarter of fiscal 2009 due to the additional trading activity resulting from the thinkorswim acquisition. However, on a pro forma basis combined with thinkorswim, average client trades per day decreased 8% from 450,824 for the third quarter of fiscal 2009. Average client trades per account (annualized) were 13.2 for the third quarter of fiscal 2010 compared to 13.5 for the third quarter of fiscal 2009.
Asset-based revenues, which consist of net interest revenue, insured deposit account fees and investment product fees, increased 24% to $324.7 million during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, as described below.
Net interest revenue increased 13% to $111.4 million, due primarily to a 74% increase in average client margin balances, partially offset by a $21.2 million decrease in net interest revenue from our securities borrowing/lending program and a decrease of 31 basis points in the average yield earned on client margin balances for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.
Insured deposit account fees increased 44% to $180.1 million, due primarily to an 86% increase in average client insured deposit account balances during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 and the effect of a $13.3 million (23 basis points) FDIC special regulatory assessment during the third quarter of fiscal 2009. The increased insured deposit account balances are primarily due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering beginning in April 2009. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances. The effect of the increased insured deposit account balances was partially offset by a decrease of 73 basis points (excluding the effect of the FDIC special regulatory assessment mentioned above) in the average yield earned on the insured deposit account assets during the third quarter of fiscal 2010.
Investment product fees decreased 15% to $33.2 million, primarily due to a 60% decrease in average money market mutual fund balances and a decrease of 23 basis points in the average yield earned on client money market mutual fund balances, partially offset by a 47% increase in average other fee-based investment balances in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above. The decrease in the average yield earned in the third quarter of fiscal 2010 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative. The unfavorable impact of the fee waivers on the average yield earned gradually increased during fiscal 2009.
Other revenues increased to $34.1 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition.
Operating Expenses
Employee compensation and benefits expense increased 22% to $156.3 million, primarily due to an increase in average headcount resulting from the thinkorswim acquisition and higher incentive-based compensation related to actual Company and individual performance, including our success in attracting net new client assets, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The average number of full-time equivalent employees increased to 5,327 for the third quarter of fiscal 2010 compared to 4,709 for the third quarter of fiscal 2009.

Clearing and execution costs increased 39% to $22.4 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, partially offset by lower client statement processing costs in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.
Communications expense increased 30% to $27.0 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, increased telecommunications costs resulting from our migration to a new secondary data center during fiscal 2009 and increased costs for quotes and market information.
Occupancy and equipment costs increased 18% to $35.5 million due to upgrades to our technology infrastructure and facilities and due to the addition of thinkorswim occupancy and equipment costs.
Depreciation and amortization increased 30% to $14.5 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements and due to depreciation of assets recorded in the thinkorswim acquisition.
Amortization of acquired intangible assets increased 43% to $25.1 million, due to amortization of intangible assets recorded in the thinkorswim acquisition.
Professional services decreased 27% to $32.0 million, primarily due to a $13 million acquisition earn-out payment and a $5 million write-off of software development costs in the third quarter of fiscal 2009, partially offset by higher usage of consulting and contract services during the third quarter of fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim.
Advertising expense increased 25% to $51.6 million, primarily due to marketing support for the thinkorswim business. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Gains on money market funds and client guarantees consists of a $9.2 million favorable fair market value adjustment to our Reserve Primary Fund holdings, based on updated portfolio holdings data published by The Reserve during the third quarter of fiscal 2010. During July 2010, we received distributions of $8.9 million from the Primary Fund.
Other operating expenses increased 151% to $36.4 million, primarily due to increased litigation, arbitration and regulatory expenses, as well as additional expenses related to the thinkorswim business, including education travel and venue costs, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.
Other Expenses and Income Taxes
Interest on borrowings increased 34% to $11.2 million, due primarily to higher average interest rates incurred on our debt, partially offset by a decrease of approximately $163 million in average debt outstanding during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The average interest rate incurred on our debt was 3.19% for the third quarter of fiscal 2010, compared to 1.93% for the third quarter of fiscal 2009, primarily due to the refinancing of our long-term debt on November 25, 2009.
Our effective income tax rate was 37.9% for the third quarter of fiscal 2010, compared to 39.0% for the third quarter of fiscal 2009. The decrease was primarily due to unfavorable income tax adjustments of approximately $1.7 million during the third quarter of fiscal 2009 resulting from state income tax law changes. We expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which it occurs.
Nine-Month Periods Ended June 30, 2010 and 2009
Net Revenues
Commissions and transaction fees increased 6% to $943.7 million, primarily due to additional trading activity resulting from the thinkorswim acquisition in the third quarter of fiscal 2009, partially offset by lower average commissions and transaction fees per trade. Average client trades per day increased 9% to 390,369 for the first nine months of fiscal 2010 compared to 358,232 for the first nine months of fiscal 2009. However, on a pro forma basis combined with thinkorswim, average client trades per day decreased 7% from 421,407 for the first nine months of fiscal 2009. Average client trades per account (annualized) were 12.7 for the first nine months of fiscal 2010 compared to 12.6 for the first nine months of fiscal 2009. Average commissions and transaction fees per trade decreased to $12.93 per trade for the first nine months of fiscal

2010 from $13.28 for the first nine months of fiscal 2009, primarily due to lower payment for order flow revenue per trade and the effect of thinkorswim during the first nine months of fiscal 2010, which earns somewhat lower average commissions and transaction fees per trade. These decreases were partially offset by a higher percentage of option trades and a decrease in promotional trades during the first nine months of fiscal 2010.
Net interest revenue increased 24% to $310.8 million, due primarily to a 60% increase in average client margin balances, partially offset by a decrease of 55 basis points in the average yield earned on client margin balances and a $12.4 million decrease in net interest revenue from our securities borrowing/lending program for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.
Insured deposit account fees increased 19% to $505.4 million, due primarily to a 91% increase in average client insured deposit account balances during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 and the effect of a $13.3 million (9 basis points) FDIC special regulatory assessment during the first nine months of fiscal 2009. The increased insured deposit account balances are primarily due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering beginning in April 2009. In January 2010, we moved an additional $4.2 billion of client cash held in client credit balances into the insured deposit account offering. The effect of the increased insured deposit account balances was significantly offset by a decrease of 115 basis points (excluding the effect of the FDIC special regulatory assessment mentioned above) in the average yield earned on the insured deposit account assets during the first nine months of fiscal 2010.
Investment product fees decreased 41% to $93.0 million, primarily due to a 61% decrease in average money market mutual fund balances and a decrease of 44 basis points in the average yield earned on client money market mutual fund balances, partially offset by a 46% increase in average other fee-based investment balances in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above. The decrease in the average yield earned in the first nine months of fiscal 2010 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative. The unfavorable impact of the fee waivers on the average yield earned gradually increased during fiscal 2009.
Other revenues increased to $99.0 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition.
Operating Expenses
Employee compensation and benefits expense increased 28% to $467.8 million, primarily due to an increase in average headcount resulting from the thinkorswim acquisition and higher incentive-based compensation related to actual Company and individual performance, including our success in attracting net new client assets, in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The average number of full-time equivalent employees increased to 5,292 for the first nine months of fiscal 2010 compared to 4,657 for the first nine months of fiscal 2009.
Clearing and execution costs increased 46% to $68.4 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, partially offset by lower client statement processing costs in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.
Communications expense increased 33% to $76.3 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, increased telecommunications costs resulting from our migration to a new secondary data center during fiscal 2009 and increased costs for quotes and market information.
Occupancy and equipment costs increased 16% to $104.2 million due to upgrades to our technology infrastructure and facilities and due to the addition of thinkorswim occupancy and equipment costs.
Depreciation and amortization increased 25% to $41.6 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements and due to depreciation of assets recorded in the thinkorswim acquisition.
Amortization of acquired intangible assets increased 57% to $75.7 million, due to amortization of intangible assets recorded in the thinkorswim acquisition.
Professional services increased 4% to $97.2 million, primarily due to higher usage of consulting and contract services during the first nine months of fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim. These increases were significantly offset by the effect of a $13 million acquisition earn-out payment and a $5 million write-off of software development costs during the first nine months of fiscal 2009.
Advertising expense increased 33% to $188.4 million, primarily due to marketing support for the thinkorswim business.
Gains on money market funds and client guarantees consists of $9.7 million of favorable fair market value adjustments to our Reserve Primary Fund holdings, based on updated portfolio holdings data published by The Reserve and $1.4 million of gains related to the final fulfillment of our auction rate securities and Primary Fund client guarantees. Our client guarantees are discussed further under Item 1 – Financial Statements – Notes to Condensed Consolidated Financial Statements: “Auction Rate Securities Matters” and “Guarantees” under Note 7 – Commitments and Contingencies.
Other operating expenses increased 117% to $75.3 million, primarily due to increased litigation, arbitration and regulatory expenses, as well as additional expenses related to the thinkorswim business, including education travel and venue costs, in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.
Other Expenses and Income Taxes
Interest on borrowings increased 5% to $33.8 million, due primarily to higher average interest rates incurred on our debt, partially offset by a decrease of approximately $133 million in average debt outstanding during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The average interest rate incurred on our debt was 3.08% for the first nine months of fiscal 2010, compared to 2.65% for the first nine months of fiscal 2009, primarily due to the refinancing of our long-term debt on November 25, 2009.
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
Our effective income tax rate was 34.1% for the first nine months of fiscal 2010, compared to 39.5% for the first nine months of fiscal 2009. The effective tax rate for the first nine months of fiscal 2010 was unusually low due to $28.8 million of favorable resolutions of certain federal and state income tax matters during the first nine months of fiscal 2010. These items favorably impacted our earnings for the first nine months of fiscal 2010 by approximately $0.05 per share. The effective tax rate for the first nine months of fiscal 2009 was slightly higher than normal due to unfavorable deferred income tax adjustments of approximately $8.9 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings. These items unfavorably impacted our earnings for the first nine months of fiscal 2009 by approximately $0.02 per share.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2010 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2010 primarily from our earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.
On July 20, 2009, our broker-dealer subsidiary, TD AMERITRADE, Inc. (“TDA Inc.”), entered into settlement agreements with the SEC and other regulatory authorities, in which we agreed to extend an offer to purchase eligible auction rate securities (“ARS”) from certain current and former account holders. The offer commenced on August 10, 2009. The final phase of the offer expired on March 23, 2010 and TDA Inc. completed the repurchases on March 30, 2010. Through March 30, 2010, TDA Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process. In February 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. Funds from ARS are not expected to be accessible until one of the following occurs: a successful auction, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Substantial delays in the sale or redemption of our ARS holdings could adversely affect our liquidity and require us to borrow on our lines of credit or seek alternative financing. As of June 30, 2010, TDA Inc. held ARS with a fair value of approximately $243 million.
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
Liquid Assets
We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is a non-GAAP financial measure. We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of 120% of the minimum dollar net capital requirement or in excess of 8 1/3% of aggregate indebtedness and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in liquid assets, rather than simply including broker-dealer and trust cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

	June 30,	September 30,
	2010	2009	Change
Cash and cash equivalents	$716,463	$791,211	$(74,748)
Less: Broker-dealer cash and cash equivalents	(510,593)	(473,996)	(36,597)
Trust company cash and cash equivalents	(51,488)	(25,143)	(26,345)
Investment advisory cash and cash equivalents	(26,946)	(18,935)	(8,011)

Corporate cash and cash equivalents	127,436	273,137	(145,701)

Plus: Corporate short-term investments	739	49,496	(48,757)
Excess trust company Tier 1 capital	12,637	4,658	7,979
Excess broker-dealer regulatory net capital	1,016,544	814,836	201,708

Liquid assets	$1,157,356	$1,142,127	$15,229

The increase in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2009	$1,142,127

Plus: Pre-tax income	725,972
Proceeds from exercise of stock options	11,842
Proceeds from the issuance of long-term debt	1,248,557
Other changes in working capital and regulatory net capital	85,344

Less: Income taxes paid	(233,009)
Purchase of property and equipment	(61,180)
Purchase of treasury stock	(248,188)
Principal payments on long-term debt and capital lease obligations	(1,422,491)
Payment of debt issuance costs	(10,595)
Additional net capital requirement due to increase in aggregate debits	(81,023)

Liquid assets as of June 30, 2010	$1,157,356

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
On November 25, 2009, we used the net proceeds from the issuance of the Senior Notes, together with approximately $158 million of cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement. Upon repayment, the January 23, 2006 credit agreement (including the Term A Facility, the Term B Facility and the Revolving Facility as amended on November 5, 2009) was automatically amended and restated in its entirety pursuant to the Amended and Restated Credit Agreement (the “Restated Credit Agreement”), dated as of November 25, 2009, as described below.
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

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. For the nine months ended June 30, 2010, we recorded a $28.0 million gain for the change in fair value of the interest rate swaps and an offsetting $28.0 million fair value loss on the hedged fixed-rate debt. The offsetting fair value gains and losses were recorded in interest on borrowings on the Condensed Consolidated Statements of Income.
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of June 30, 2010, the interest rate swap counterparty had pledged $30.4 million of collateral to us, in the form of U.S. Treasury securities.
Restated Revolving Facility — The Restated Credit Agreement consists of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Restated Revolving Facility”). The maturity date of the Restated Revolving Facility is December 31, 2012. The applicable interest rate under the Restated Revolving Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to our public debt ratings. We are obligated to pay a commitment fee ranging from 0.225% to 0.750% on any unused amount of the Restated Revolving Facility, determined by reference to our public debt ratings. As of June 30, 2010, the interest rate margin would be 2.50% for LIBOR loans and 1.50% for Base Rate loans, and the commitment fee is 0.375% per annum, each determined by reference to our current Standard & Poor’s public debt rating of BBB+. There were no borrowings outstanding under the Restated Revolving Facility as of June 30, 2010.
The obligations under the Restated Credit Agreement are guaranteed by each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Company, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Restated Credit Agreement is TDAOH.
The Restated Credit Agreement contains negative covenants that limit or restrict the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of our assets and the assets of our subsidiaries, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We are restricted under the Restated Credit Agreement from incurring additional indebtedness in an aggregate principal amount in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) as to the Company than those contained in the Restated Credit Agreement, unless the Restated Credit Agreement is amended to include such more restrictive covenants prior to the incurrence of such additional indebtedness. We were in compliance with all covenants under the Restated Credit Agreement as of June 30, 2010.
Broker-Dealer Credit Facilities — Our wholly-owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of June 30, 2010 and September 30, 2009. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of June 30, 2010 and September 30, 2009. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of June 30, 2010 and September 30, 2009. As of June 30, 2010 and September 30, 2009, approximately $780 million was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.
Stock Repurchase Programs
On August 11, 2009, our board of directors authorized the repurchase of up to 15 million shares of our common stock. We initiated a stock repurchase program under this authorization during the third quarter of fiscal 2010 and repurchased 14 million shares at a weighted average price of $17.40 per share. During July 2010, we completed the program by repurchasing the remaining one million shares at a weighted average price of $15.15 per share. We repurchased a total of 15 million shares under the program at a weighted average purchase price of $17.25 per share.
On August 5, 2010, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. No shares have been repurchased under this authorization as of the date of this report.
Contractual Obligations
The following items constitute material changes in our contractual obligations outside the ordinary course of business since September 30, 2009:
On November 25, 2009, we issued Senior Notes and repaid the outstanding principal under our January 23, 2006 credit agreement, as described above under “Loan Facilities.”
Our income taxes payable decreased from $358.6 million as of September 30, 2009 to $191.4 million as of June 30, 2010. Income taxes payable as of June 30, 2010 primarily consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “Auction Rate Securities Matters” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 11 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (26% of our net revenues for the nine months ended June 30, 2010) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
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
The interest rate swaps on our Senior Notes are subject to counterparty credit risk. Credit risk on derivative financial instruments is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps.
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
During fiscal 2009, the Federal Open Market Committee lowered the federal funds rate to between 0% and 0.25%. Due to the near-zero short-term interest rate environment, we have performed a simulation of a hypothetical increase in interest rates. This simulation assumes that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The result of the simulation based on our financial position as of June 30, 2010 indicates that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $99 million higher pre-tax income.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
The offer commenced on August 10, 2009. The final phase of the offer expired on March 23, 2010 and TDA Inc. completed the repurchases on March 30, 2010. Through March 30, 2010, TDA Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. The Company accounted for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million for the estimated fair value of this guarantee during the fourth quarter of fiscal 2009. As of September 30, 2009, a liability of $13.8 million for this guarantee was included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There is no liability recorded on the Condensed Consolidated Balance Sheet as of June 30, 2010, due to the completion of the offer. On March 30, 2010, the Company recorded a gain of $0.5 million based on the final fulfillment of the guarantee. The gain is included in gains on money market funds and client guarantees for the nine months ended June 30, 2010, on the Condensed Consolidated Statements of Income. As of June 30, 2010, TDA Inc. held ARS with a fair value of approximately $243 million.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund is not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TDA Inc.’s clients hold shares in the Yield Plus Fund, which is being liquidated by The Reserve.
On July 23, 2010, The Reserve announced that through that date it had distributed approximately 94.8% of the Yield Plus Fund assets as of September 15, 2008 and that the Yield Plus Fund had approximately $39.7 million in total remaining assets. The Reserve stated that the fund’s Board of Trustees has set aside almost the entire amount of the remaining assets to cover potential claims, fees and expenses. The Company estimates that TDA Inc. clients’ current positions held in the Reserve Yield Plus Fund amount to approximately 82% of the fund, which, if valued based on a $1.00 per share net asset value, would total approximately $49.1 million.
The SEC and other regulatory authorities are conducting investigations regarding TDA Inc.’s offering of The Reserve Yield Plus Fund to clients. TDA Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TDA Inc. is cooperating with the investigations and requests. On June 17, 2010, the Pennsylvania Securities Commission filed an administrative order against the Company’s subsidiaries, TDA Inc. and Amerivest Investment Management, LLC (“Amerivest”), involving the sale of Yield Plus Fund securities to 21 Pennsylvania clients. An administrative hearing will be held to determine whether there have been violations of certain provisions of the Pennsylvania Securities Act of 1972 and rules thereunder, and to determine what, if any, administrative sanctions should be imposed. TDA Inc. and Amerivest are defending the action.

In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. and is pending in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the Fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the Fund. The complaint seeks an unspecified amount of compensatory damages including interest, attorneys’ fees, rescission, exemplary damages and equitable relief. On January 19, 2010, the defendants submitted motions to dismiss the complaint.
The Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential loss, if any, that may result from these matters.
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
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2009.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
April 1, 2010 - April 30, 2010	2,437	$18.94	—	N/A
May 1, 2010 - May 31, 2010	4,201,292	$18.19	4,199,900	10,800,100
June 1, 2010 - June 30, 2010	9,800,045	$17.07	9,800,000	1,000,100

Total — Three months ended June 30, 2010	14,003,774	$17.41	13,999,900

On August 11, 2009, our board of directors authorized the repurchase of up to 15 million shares of our common stock. We disclosed this authorization on November 13, 2009 in our annual report on Form 10-K. The Company initiated a stock repurchase program under this authorization beginning May 10, 2010. This program was the only stock repurchase program in effect and there were no programs that expired during the third quarter of fiscal 2010.

During the three months ended June 30, 2010, 3,874 shares were repurchased from employees for income tax withholding in connection with restricted stock unit and restricted stock award distributions.
Item 6. – Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD AMERITRADE Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD AMERITRADE Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD AMERITRADE Holding Corporation, TD AMERITRADE Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.1)

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2010

TD AMERITRADE Holding Corporation (Registrant)
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)