Form 10-K
period 2010-09-30
TD AMERITRADE HOLDING CORP
filed 2010-11-19
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.2 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 31, 2010, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 11, 2010 was 576,395,781 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD AMERITRADE HOLDING CORPORATION

Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “TD Ameritrade” mean TD Ameritrade Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended September 30 (for fiscal years 2007 through 2010) or the last Friday of September (for fiscal years prior to 2007). References to the “parent company” mean TD Ameritrade Holding Corporation.

PART I

Item 1.	Business

Form of Organization

The Company was established in 1971 as a local investment banking firm and began operations as a retail discount securities brokerage firm in 1975. The parent company is a Delaware corporation.

Operations

We are a leading provider of securities brokerage services and technology-based financial services to retail investors, traders and independent registered investment advisors (“RIAs”). We provide our services predominantly through the Internet, a national branch network and relationships with RIAs. We believe that our services appeal to a broad market of independent, value-conscious retail investors, traders, financial planners and institutions. We use our efficient platform to offer brokerage services to retail investors and institutions under a simple, low-cost commission structure.

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

Strategy

We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of total assets in client accounts by providing superior offerings to long-term investors, RIAs and active traders. We strive to enhance the client experience by providing sophisticated asset management products and services, enhanced technological capabilities that enable self-directed investors to trade and invest in new asset classes and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•	Focus on brokerage services. We continue to focus on attracting active traders, long-term investors and RIAs to our brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services. We primarily execute client securities transactions on an agency, rather than a principal, basis. We maintain only a small inventory of fixed income securities to meet client requirements.

•	Provide a comprehensive long-term investor solution. We continue to expand our suite of diversified investment products and services to best serve investors’ needs. We help clients make investment decisions by providing simple-to-use investment tools, guidance, education and objective third-party research.

•	Maintain industry leadership and market share with active traders. We help active traders make better-informed investment decisions by offering fast access to markets, insight into market trends and innovative tools such as strategy back-testing and comprehensive options research and trading capabilities.

•	Continue to be a leader in the RIA industry. We provide RIAs with comprehensive brokerage and custody services supported by our robust integrated technology platform, customized personal service and practice management solutions.

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very robust online experience for long-term investors and active traders. Our low-cost, scalable systems provide speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to add a significant number of transactions while incurring minimal additional fixed costs.

•	Continue to be a low-cost provider of quality services. We achieve low operating costs per trade by creating economies of scale, utilizing our proprietary transaction-processing systems, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial flexibility.

•	Continue to differentiate our offerings through innovative technologies and service enhancements. We have been an innovator in our industry over our 35-year history. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by tailoring our features and functionality to meet their specific needs.

•	Leverage the TD Ameritrade brand. We believe that we have a superior brand identity and that our advertising has established TD Ameritrade as a leading brand in the retail brokerage market.

•	Continue to aggressively pursue growth through acquisitions. When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities.

Most recently, on June 11, 2009, we acquired thinkorswim Group Inc. (“thinkorswim”). The acquisition enhanced our industry leadership position in client trades per day and provides our clients with access to thinkorswim’s advanced trading technology, tools and services, as well as a leading investor education program. This acquisition is discussed in further detail in Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: Note 2 — Business Combinations.

On January 24, 2006, we acquired the U.S. brokerage business of TD Waterhouse Group, Inc. (“TD Waterhouse”) from The Toronto-Dominion Bank (“TD”). The transaction combined highly complementary franchises to create a retail broker that we believe has the scale, breadth and financial strength to be a leading player in the increasingly competitive and consolidating investor services industry. The acquisition of TD Waterhouse provided us with a national network of over 100 branches, as well as relationships with one of the largest groups of independent RIAs. It also enabled us to provide our clients with Federal Deposit Insurance Corporation (“FDIC”)-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts for their cash through an arrangement with TD Bank USA, N.A and TD Bank, N.A.

Client Offerings

We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:

•	TD Ameritrade® is our core offering for self-directed retail investors. We offer sophisticated tools and services, including TD Ameritrade Command Center 2.0, SnapTicket,tm Trade Triggers,tm QuoteScope,tm Market Motion Detector, Pattern Matcher,tm StrategyDesktm and WealthRuler.tm We offer futures and foreign exchange trading to TD Ameritrade brokerage clients through our “thinkorswim from TD Ameritrade” desktop application. We offer TD Ameritrade Apextm for clients who place an average of five trades per month over a three-month period or maintain a total account value of at least $100,000. Apex clients receive free access to services that are normally available on a paid subscription basis, as well as access to exclusive services and content.

•	TD Ameritrade Institutional is a leading provider of comprehensive brokerage and custody services to more than 4,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to run their practices more effectively and efficiently while optimizing time with clients. Additionally, TD Ameritrade Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses.

•	thinkorswim by TD Ameritrade provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim platforms have easy-to-use interfaces, sophisticated analytical and research tools, and fast and efficient order execution for complex trading strategies. thinkorswim clients trade a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange, mutual funds and fixed income.

•	Investools offers a comprehensive suite of investor education products and services for stock, option, foreign exchange, futures, mutual fund and fixed-income investors. Investools’ educational products and services are primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are generally combined with web-based tools, personalized instruction techniques and ongoing service and support and are offered in a variety of learning formats. Designed for the advanced student, continuing education programs offer students comprehensive access to a multitude of products and services priced either individually or on a bundled basis. Typically included in the continuing education bundles are additional curriculum, online courses, live workshops and coaching services.

•	Amerivesttm is an online advisory service that develops portfolios of exchange-traded funds (“ETFs”) to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on our proprietary automated five-step process centered on an investor’s goals and risk tolerance.

•	TD Ameritrade Corporate Services provides self-directed brokerage services to employees and executives of corporations, either directly in partnership with the employer or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants. Trust and custody services are also offered to a wide range of plan types through our TD Ameritrade Trust Company subsidiary.

Products and Services

We strive to provide the best value of retail brokerage services to our clients. The products and services available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks and American Depository Receipts traded on any United States exchange or quotation system.

•	Exchange-Traded Funds. ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except that they trade on an exchange like stocks. On October 7, 2010, we introduced our new ETF Market Center, offering our clients over 100 commission-free ETFs, each of which has been carefully selected by independent experts at Morningstar Associates. Trades in these ETFs are commission-free, provided the funds are held for 30 days or longer. We also introduced a redesigned Web site that includes an ETF screener, along with independent research and commentary to assist investors in their decision-making.

•	Options. We offer a full range of option trades, including spreads, straddles and strangles. All option trades, including complex trades, are accessible on our trading platform.

•	Futures. We offer futures trades in a wide variety of commodities, stock indices and currencies.

•	Foreign exchange. We offer access to trading in over 100 different currency pairs.

•	Mutual funds. Clients can compare and select from a portfolio of over 13,000 mutual funds from leading fund families, including a broad range of no-transaction-fee (“NTF”) funds. Clients can also easily exchange funds within the same mutual fund family.

•	Fixed income. We offer our clients access to a variety of Treasury, corporate, government agency and municipal bonds, as well as mortgage-backed securities and certificates of deposit.

•	Margin lending. We extend credit to clients that maintain margin accounts.

•	Cash management services. Through third-party banking relationships, we offer FDIC-insured deposit accounts and money market mutual funds to our clients as cash sweep alternatives. We also offer checking and ATM services through these relationships.

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

	Percentage of Net Revenues
	Fiscal Year Ended September 30,
Class of Service	2010	2009	2008

Commissions and transaction fees	46.6%	52.0%	40.1%
Net interest revenue	16.5%	14.4%	21.7%
Insured deposit account fees	26.6%	23.6%	24.8%
Investment product fees	5.1%	7.7%	12.2%
Other revenues	5.2%	2.3%	1.2%

Net revenues	100.0%	100.0%	100.0%

We provide our clients with an array of channels to access our products and services. These include the Internet, our network of retail branches, mobile trading applications, interactive voice response and registered representatives via telephone.

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

Our trading platforms currently have the capacity to process approximately 1,500,000 trades per day and approximately 33,000 client login connections per second. The greatest number of trades our clients have made in a single day is approximately 860,000.

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

Clearing Operations

Our subsidiary, TD Ameritrade Clearing, Inc. (“TDAC”), provides clearing and execution services to TD Ameritrade, Inc., our introducing broker-dealer subsidiary. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. Our clearing broker-dealer subsidiary provides the following back office functions:

•	Maintaining client accounts;

•	Extending credit in a margin account to the client;

•	Engaging in securities lending and borrowing transactions;

•	Settling securities transactions with clearinghouses such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation;

•	Settling commissions and transaction fees;

•	Preparing client trade confirmations and statements;

•	Performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;

•	Possession, control and safeguarding of funds and securities in client accounts;

•	Processing cash sweep transactions to and from insured deposit accounts and money market mutual funds;

•	Transmitting tax accounting information to the client and to the applicable tax authority; and

•	Forwarding prospectuses, proxy materials and other shareholder information to clients.

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

The market for brokerage services, particularly electronic brokerage services, continues to evolve and is highly competitive. We have experienced significant competition during the past five years and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include E*TRADE Financial Corporation, The Charles Schwab Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms such as Merrill Lynch and Morgan Stanley Smith Barney, as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Regulation

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission (“SEC”) and to be members of FINRA. In addition, our introducing broker-dealer subsidiary (TD Ameritrade, Inc.) is registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of, and the corresponding services functions are regulated by, the National Futures Association (“NFA”). Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers, including, among other things, minimum net capital requirements. For our clearing broker-dealer subsidiary (TDAC), this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on “aggregate debits,” which primarily are a function of client margin balances. TDAC is required to maintain minimum net capital of 2% of aggregate debits. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. TD Ameritrade, Inc. is required to maintain minimum net capital of $1.0 million.

Certain of our subsidiaries are also registered as investment advisors under the Investment Advisers Act of 1940. We are also subject to regulation in all 50 states and the District of Columbia, including registration requirements.

In its capacity as a securities clearing firm, TDAC is a member of The Depository Trust & Clearing Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, TDAC is required to comply with the rules of such clearing agencies, including rules relating to possession and control of client funds and securities, margin lending and execution and settlement of transactions.

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

Risk Management

Our business activities expose us to various risks, particularly operational risk, interest rate risk, credit risk and liquidity risk. Identifying and measuring our risks is critical to our ability to manage risk within acceptable tolerance levels in order to minimize the effect on our business, results of operations and financial condition.

Our management team is responsible for managing risk, and it is overseen by our board of directors, primarily through the board’s Risk Committee. We use risk management processes and have policies and procedures for identifying, measuring and managing risks. Our risk management, compliance, internal audit, and legal departments assist management in identifying and managing risks. Our management team’s Corporate Risk Committee is responsible for reviewing risk exposures and risk mitigation.

Risk is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. For a discussion of the factors that could materially affect our business, financial condition or future results of operations, see Item 1A — Risk Factors. For a discussion of the Company’s market risk, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

Intellectual Property Rights

Our success and ability to compete are significantly dependent on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on copyright, trade secret, trademark, domain name, patent and contract laws to protect our intellectual property and have utilized the various methods available to us, including filing applications for patents and trademark registrations with the United States Patent and Trademark Office and entering into written licenses and other technology agreements with third parties. Our patented and patent pending technologies include stock indexing and investor education technologies, as well as innovative trading and analysis tools. Our trademarks include both our primary brand, TD Ameritrade, as well as brands for other products and services. A substantial portion of our intellectual property is protected by trade secrets. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection and general protections afforded to confidential information. In addition, it is our policy to enter into confidentiality and intellectual property ownership agreements with our employees and confidentiality and noncompetition agreements with our independent contractors and business partners and to control access to and distribution of our intellectual property.

Employees

As of September 30, 2010, we had 5,240 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

We primarily operate in the securities brokerage industry and have no other reportable segments. Our revenues from external clients for the fiscal years ended September 30, 2010, 2009 and 2008 were derived from our operations in the United States.

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

Substantially all of our revenues are derived from our securities brokerage business. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Events in global financial markets in recent years, including failures and government bailouts of large financial services companies, resulted in substantial market volatility and increased client trading volume. However, any sustained downturn in general economic conditions or U.S. equity markets could result in reduced client trading volume and net revenues. For example, events such as the terrorist attacks in the United States on September 11, 2001 and the invasion of Iraq in 2003 resulted in periods of substantial market volatility and reductions in trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and have a material adverse effect on our profitability.

We have exposure to interest rate risk.

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account arrangement with TD Bank USA, N.A. and TD Bank N.A., which are subject to interest rate risk. During fiscal 2009, the Federal Open Market Committee reduced the federal funds rate from 2.00% to between 0% and 0.25%. This lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in our voluntarily waiving fees on certain money market mutual funds in order to prevent our clients’ yields on such funds from becoming negative. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

Our brokerage operations have exposure to liquidity risk.

Maintaining adequate liquidity is crucial to our brokerage operations, including key functions such as transaction settlement and margin lending. Our liquidity needs to support interest-earning assets are primarily met by client cash balances or financing created from our securities lending activities. A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing, such as borrowings on our uncommitted lines of credit. Because our broker-dealer lines of credit are uncommitted, there can be no assurance that such financing would be available. Our liquidity could be constrained if we are unable to obtain financing on acceptable terms, or at all, due to a variety of unforeseen market disruptions. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected.

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

Our broker-dealer subsidiary, TDAC, provides clearing and execution services to our introducing broker-dealer subsidiary, TD Ameritrade, Inc. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearing of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations, such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation, in settling client securities transactions. Clearing securities firms, such as TDAC, are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to regulatory fines and civil penalties as well as losses and liability in related legal proceedings brought by clients and others.

Systems failures, delays and capacity constraints could harm our business.

We receive and process trade orders through a variety of electronic channels, including the Internet, mobile trading applications and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality in the event of an unforeseen disaster. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

Our networks and client information could be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We, along with the financial services industry in general, have experienced losses related to clients’ login and password information being compromised, generally caused by clients’ use of public computers or vulnerabilities of clients’ private computers.

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

The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them at lower prices. There has been substantial price competition in the industry, including various free trade offers. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including E*TRADE Financial Corporation, The Charles Schwab Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms, such as Merrill Lynch and Morgan Stanley Smith Barney, as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

Risk Factors Relating to the Regulatory Environment

Recent legislation will result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act requires many federal agencies to adopt new rules and regulations that will apply to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The various studies required by the legislation could result in additional rulemaking or legislative action, which could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, banking regulators and other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.

Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing banking, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.

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

The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, FINRA, CFTC, NFA, Department of Labor and other self-regulatory organizations and state and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.

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

Various regulatory and enforcement agencies have been reviewing the following areas, among others, related to the brokerage industry:

•	sales practices and suitability of financial products and services;

•	auction rate securities;

•	money market mutual funds;

•	mutual fund trading;

•	anti-money laundering policies and procedures;

•	client cash sweep arrangements;

•	regulatory reporting obligations;

•	risk management;

•	valuation of financial instruments;

•	best execution practices;

•	client privacy;

•	system security and safeguarding practices;

•	advertising claims; and

•	brokerage services provided to investment advisors.

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

The financial services industry faces substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business, as well as class actions and other significant litigation. We also are the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies. Actions brought against us may result in settlements, awards, injunctions, fines, penalties and other results adverse to us. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. The volume of claims and amount of damages claimed in litigation and the volume of regulatory matters have been increasing and remain high. We are also increasingly subject to litigation claims from third parties alleging infringement of their intellectual property rights. Such litigation can require the expenditure of significant resources, regardless of whether the claims have merit. If we were found to have infringed a third-party patent or other intellectual property right, then we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services.

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

As part of our growth strategy, we regularly consider, and from time to time engage in, discussions and negotiations regarding strategic transactions, such as acquisitions, mergers and combinations within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of common stock or other securities, borrowings or a combination of these methods.

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

Our common stock, and the U.S. securities markets in general, can experience significant price fluctuations. The market prices of securities of financial services companies, in particular, have been especially volatile. The price of our common stock could decrease substantially. Among the factors that may affect our stock price are the following:

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

Because the market price of our common stock can fluctuate significantly, we could become the object of securities class action litigation, which could result in substantial costs and a diversion of management’s attention and resources and could have a material adverse effect on our business and the price of our common stock.

We are restricted by the terms of our revolving credit facility and senior notes.

Our $300 million unsecured revolving credit facility contains various negative covenants and restrictions that may limit our ability to:

•	incur additional indebtedness in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) to us than those contained in the revolving credit facility, unless the revolving credit facility is amended to include the more restrictive covenants;

•	incur additional indebtedness at our subsidiaries;

•	create liens;

•	sell all or substantially all of our assets;

•	change the nature of our business;

•	merge or consolidate with another entity; and

•	conduct transactions with affiliates.

Under our revolving credit facility, we are also required to maintain compliance with a maximum consolidated leverage ratio covenant (not to exceed 2.50:1.00) and a minimum consolidated interest coverage ratio covenant (not less than 5.00:1:00), and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. As a result of the covenants and restrictions contained in the revolving credit facility and our senior unsecured notes, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future. A failure to comply with these covenants could have a material adverse effect on our financial condition by impairing our ability to secure and maintain financing.

Our corporate debt level may limit our ability to obtain additional financing.

As of September 30, 2010, we had approximately $1.3 billion of long-term debt. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund our cash requirements. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures could be materially and adversely affected.

Our business, financial position, and results of operations could be harmed by adverse rating actions by credit rating agencies.

If our counterparty credit rating or the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected and perceptions of our financial strength could be damaged. A downgrade would have the effect of increasing our incremental borrowing costs and could decrease the availability of funds for borrowing. In addition, a downgrade could adversely affect our relationships with our clients.

TD and the Ricketts holders exercise significant influence over TD Ameritrade.

As of September 30, 2010, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 46% and 15%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights only with respect to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2016). There is no restriction on the ability of TD to vote its shares following the termination of the stockholders agreement. Under the stockholders agreement, if our stock repurchases cause TD’s ownership percentage to increase, TD is only permitted to own up to 48% of our outstanding common stock and has until January 24, 2014 to reduce its ownership to 45%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock, with no restriction on the number of shares they may own following the termination of the stockholders agreement. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.

The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of September 30, 2010, based on their ownership positions, TD and the Ricketts holders may designate five and two of the twelve members of our board of directors, respectively. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.

The ownership position and governance rights of TD and the Ricketts holders could also discourage a third party from proposing a change of control or other strategic transaction concerning TD Ameritrade. As a result, our common stock could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as TD’s and the Ricketts holders’ combined ownership interest.

We have extensive relationships and business transactions with TD and some of its affiliates, which if terminated or modified could have a material adverse affect on our business, financial condition and results of operations.

We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement and mutual fund agreements between us and affiliates of TD provide a significant portion of our revenue. During fiscal 2010, net revenues related to these agreements accounted for approximately 27% of our net revenues. The termination or modification of these agreements without replacing them with comparable terms, which may not be available, could have a material adverse effect on our business, financial condition and results of operations.

Conflicts of interest may arise between TD Ameritrade and TD, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.

Conflicts of interest may arise between us and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD Ameritrade and the exercise by TD of its influence over our management and affairs. Some of the directors on our board are persons who are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD Ameritrade and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for us and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between us and TD. In addition, an independent committee of our board of directors reviews and approves transactions with TD and its affiliates. We have not established any other formal procedures to resolve potential or actual conflicts of interest between us and TD. There can be no assurance that any of the foregoing potential conflicts would be resolved in a manner that does not adversely affect our business, financial condition or results of operations. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent us and TD from competing with each other to some degree in the future.

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

Our future ability to pay regular dividends to holders of our common stock is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

On October 26, 2010, we declared the first quarterly cash dividend on our common stock. Any future payment of dividends will depend on our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock.

Our ability to pay cash dividends on our common stock is also dependent on the ability of our subsidiaries to pay dividends to the parent company. Some of our subsidiaries are subject to requirements of the SEC, FINRA, the CFTC, the NFA and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Omaha, Nebraska and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. In the Omaha metropolitan area, we also lease approximately 397,000 square feet of building space for administrative and operational facilities. The leases on these other Omaha-area locations expire on various dates from 2011 through 2020. We are currently constructing new facilities in Omaha on land we purchased to create a corporate campus. The transition to the new campus is scheduled to take place in phases and to be completed in 2013.

We lease approximately 185,000 and 140,000 square feet of building space for additional operations centers in Jersey City, New Jersey and Ft. Worth, Texas, respectively. The Jersey City and Ft. Worth leases expire in 2015. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Missouri, Texas and Utah. We also lease over 100 branch offices located in large metropolitan areas in 34 states. We believe that our facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TD Ameritrade, Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. On November 15, 2010, TD Ameritrade, Inc. and plaintiffs Richard Holober and Brad Zigler entered into a proposed class settlement agreement and the plaintiffs filed a motion with the Court for preliminary approval. Under the proposed settlement, the Company will pay no less than $2.5 million in settlement benefits to eligible members of the settlement class. Total compensation to be paid to all claimants will not exceed $6.5 million, inclusive of any award of attorneys’ fees and costs. In addition, the proposed settlement agreement provides that the

Company will retain an independent information technology security consultant to assess whether the Company has met certain information technology security standards. The proposed settlement is subject to final approval by the Court.

Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund is not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients hold shares in the Yield Plus Fund, which is being liquidated by The Reserve.

On July 23, 2010, The Reserve announced that through that date it had distributed approximately 94.8% of the Yield Plus Fund assets as of September 15, 2008 and that the Yield Plus Fund had approximately $39.7 million in total remaining assets. The Reserve stated that the fund’s Board of Trustees has set aside almost the entire amount of the remaining assets to cover potential claims, fees and expenses. The Company estimates that TD Ameritrade, Inc. clients’ current positions held in the Reserve Yield Plus Fund amount to approximately 79% of the fund, which, if valued based on a $1.00 per share net asset value, would total approximately $47.3 million.

The SEC and other regulatory authorities are conducting investigations regarding TD Ameritrade, Inc.’s offering of The Reserve Yield Plus Fund to clients. TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TD Ameritrade, Inc. is cooperating with the investigations and requests. The Pennsylvania Securities Commission has filed an administrative order against TD Ameritrade, Inc. involving the sale of Yield Plus Fund securities to 21 Pennsylvania clients. An administrative hearing will be held to determine whether there have been violations of certain provisions of the Pennsylvania Securities Act of 1972 and rules thereunder and to determine what, if any, administrative sanctions should be imposed. TD Ameritrade, Inc. is defending the action.

In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. and is pending in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the fund. The complaint seeks an unspecified amount of compensatory damages including interest, attorneys’ fees, rescission, exemplary damages and equitable relief. On January 19, 2010, the defendants submitted motions to dismiss the complaint. The motions are pending.

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

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “AMTD”. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price
	For the Fiscal Year Ended September 30,
	2010		2009
	High	Low	High	Low

First Quarter	$21.30	$17.91	$18.43	$9.34
Second Quarter	$20.06	$16.55	$14.88	$10.09
Third Quarter	$20.58	$15.18	$19.34	$13.23
Fourth Quarter	$16.98	$14.53	$20.23	$16.45

The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 8, 2010 was $17.56 per share. As of that date there were 904 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 106,000 beneficial holders of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock during fiscal 2010 and 2009. On October 26, 2010, we declared a $0.05 per share quarterly cash dividend, which is payable on December 15, 2010 to all holders of record of our common stock as of December 1, 2010. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.

Our ability to pay cash dividends on our common stock is also dependent on the ability of our subsidiaries to pay dividends to the parent company. Some of our subsidiaries are subject to requirements of the SEC, FINRA, the CFTC, the NFA and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition — “Liquidity and Capital Resources” for further information.

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

The following graph and table set forth information comparing the cumulative total return through the end of the Company’s most recent fiscal year from a $100 investment on September 30, 2005 in the Company’s common stock, a broad-based stock index and the stocks comprising an industry peer group.

	Period Ended
Index	9/30/05	9/29/06	9/30/07	9/30/08	9/30/09	9/30/10
TD Ameritrade Holding Corporation	100.00	114.98	111.14	101.68	119.74	98.51

S&P 500	100.00	110.79	129.01	100.66	93.70	103.22

Peer Group	100.00	127.80	134.52	140.67	104.31	77.60

The Peer Group is comprised of the following companies that have significant retail brokerage operations:

E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

July 1, 2010 — July 31, 2010	1,143,238	$15.17	1,000,100	—
August 1, 2010 — August 31, 2010	292	$15.78	—	12,000,000
September 1, 2010 — September 30, 2010	4,209	$15.95	—	12,000,000

Total — Three months ended September 30, 2010	1,147,739	$15.17	1,000,100	12,000,000

On August 11, 2009, our board of directors authorized the repurchase of up to 15 million shares of our common stock. We disclosed this authorization on November 13, 2009 in our annual report on Form 10-K. We initiated a stock repurchase program under this authorization beginning May 10, 2010. During July 2010, we completed the program by repurchasing the remaining one million shares at a weighted average price of $15.15 per share. We repurchased a total of 15 million shares under the program at a weighted average purchase price of $17.25 per share.

On August 5, 2010, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. We disclosed this authorization on August 9, 2010 in our quarterly report on Form 10-Q. On August 20, 2010, we entered into an agreement with an investment bank counterparty to effect a structured repurchase of up to 12 million shares of our common stock. The shares are being repurchased as part of the 30 million share repurchase authorization. Under the terms of the agreement, we prepaid approximately $169 million to the counterparty. The specific number of shares, if any, that we will purchase from the counterparty will vary based on the average of the daily volume-weighted average share price of the Company’s common stock over the measurement period for the transaction, less a pre-determined discount. Settlement of the transaction will occur after the end of the measurement period, which will end no later than November 30, 2010 and is subject to early termination by the counterparty. Upon settlement of the transaction, any excess prepayment amount may be returned to us in cash or, at our option, used to purchase additional shares of our common stock.

During the quarter ended September 30, 2010, 147,639 shares were repurchased from employees for income tax withholding in connection with restricted stock unit and restricted stock award distributions.

Item 6.	Selected Financial Data

	Fiscal Year Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 29,
	2010	2009	2008	2007	2006*
	(In thousands, except per share amounts)

Consolidated Statements of Income Data:
Net revenues	$2,560,691	$2,407,926	$2,537,356	$2,176,946	$1,803,531
Operating income	965,373	1,101,478	1,341,021	1,146,995	869,871
Net income	592,188	643,705	803,917	645,900	526,759
Earnings per share — basic	$1.01	$1.11	$1.35	$1.08	$0.97
Earnings per share — diluted	$1.00	$1.10	$1.33	$1.06	$0.95
Weighted average shares outstanding — basic	585,128	578,972	593,746	598,503	544,307
Weighted average shares outstanding — diluted	591,922	587,252	603,133	608,263	555,465
Dividends declared per share	$—	$—	$—	$—	$6.00

	As of
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 29,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$741,492	$791,211	$674,135	$413,787	$363,650
Short-term investments	3,592	52,071	369,133	76,800	65,275
Total assets	14,726,918	18,371,810	15,951,522	18,092,327	16,558,469
Long-term obligations	1,323,068	1,443,465	1,444,544	1,481,948	1,710,712
Stockholders’ equity	3,771,879	3,551,283	2,925,038	2,154,921	1,730,234

*	We declared and paid a special cash dividend of $6.00 per share during fiscal 2006 in connection with our acquisition of TD Waterhouse Group, Inc. on January 24, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues and other revenues; amounts of total operating expenses and other expenses; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures and capacity constraints; network security risks; our ability to service debt obligations; our ability to achieve the benefits of the thinkorswim Group Inc. (“thinkorswim”) acquisition; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.

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

Asset-based revenues — Revenues consisting of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and securities lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances.

Average client trades per account (annualized) — Total trades divided by the average number of total accounts during the period, annualized based on the number of trading days in the fiscal year.

Average client trades per day — Total trades divided by the number of trading days in the period. This metric is also known as daily average revenue trades (“DARTs”).

Average commissions and transaction fees per trade — Total commissions and transaction fee revenues as reported on the Company’s Consolidated Statements of Income (excluding revenues from the active trader business acquired from thinkorswim and clearing revenues from TD Waterhouse UK) divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions and revenue-sharing arrangements with market destinations (also referred to as “payment for order flow”).

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

Daily average revenue trades (“DARTs”) — Total trades divided by the number of trading days in the period. This metric is also known as average client trades per day.

EBITDA and EBITDA excluding investment gains/losses — EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDA excluding investment gains/losses are non-GAAP financial measures. We consider EBITDA and EBITDA excluding investment gains/losses to be important measures of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA excluding investment gains/losses also eliminates the effect of non-brokerage investment-related gains and losses that are not likely to be indicative of the ongoing operations of our business. EBITDA and EBITDA excluding investment gains/losses should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

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

Insured deposit account fees — Revenues resulting from the Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company a fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a flat fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums.

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

Liquid assets — Liquid assets is a non-GAAP financial measure. We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of 120% of the minimum dollar net capital requirement or in excess of 8 1/3% of aggregate indebtedness and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in liquid assets, rather than simply including broker-dealer and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust company subsidiaries to the parent company. We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.

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

Net new asset growth rate (annualized) — Annualized net new assets as a percentage of client assets as of the beginning of the period.

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

Total trades — Revenue-generating client securities trades, which are executed by the Company’s broker-dealer subsidiaries on an agency basis, excluding trades related to the active trader business acquired from thinkorswim and trades processed for TD Waterhouse UK. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).

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

Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general management issues. Advertising costs include production and placement of advertisements in various media, including online, television, print and direct mail, as well as client promotion and development costs. Advertising expenses may fluctuate significantly from period to period.

Losses (gains) on money market funds and client guarantees include: (a) corporate investment losses (gains) on money market fund holdings, (b) losses (gains) associated with our commitment to mitigate our clients’ losses, up to

$55 million, on their holdings in certain money market funds in the event the clients received less than $1.00 per share upon the orderly liquidation of the funds and (c) losses (gains) associated with our guarantee related to auction rate securities settlement agreements. See “Guarantees” under Note 14 of the Notes to Consolidated Financial Statements for information regarding the client guarantees referred to under clauses (b) and (c) above. Other operating expenses include provision for bad debt losses, fraud and error losses, gains or losses on disposal of property, insurance expenses, travel expenses and other miscellaneous expenses.

Interest on borrowings consists of interest expense on our long-term debt, capital leases and other borrowings. Loss on debt refinancing consists of a charge to write off the unamortized balance of debt issuance costs associated with the credit facilities that were refinanced during fiscal 2010. Loss (gain) on sale of investments represents losses and gains realized on the sale of corporate (non broker-dealer) investments.

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

Valuation of guarantees

We enter into guarantees in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. We record a liability for the estimated fair value of the guarantee at its inception. If actual results differ significantly from these estimates, our results of operations could be materially affected. For further details regarding our guarantees, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 14 — Commitments and Contingencies and “Insured Deposit Account Agreement” under Note 18 — Related Party Transactions.

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

Changes in average balances, especially client margin, credit, insured deposit account and mutual fund balances, may significantly impact our results of operations. Changes in interest rates also significantly impact our results of operations. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

Financial Performance Metrics

Pre-tax income, net income, earnings per share and EBITDA are key metrics we use in evaluating our financial performance. EBITDA is a non-GAAP financial measure.

We consider EBITDA to be an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended September 30,
	2010		2009		2008
		% of Net		% of Net		% of Net
	$	Revenues	$	Revenues	$	Revenues

EBITDA	$1,114,438	43.5%	$1,219,236	50.6%	$1,438,123	56.7%
Less:
Depreciation and amortization	(57,032)	(2.2)%	(45,891)	(1.9)%	(36,899)	(1.5)%
Amortization of acquired intangible assets	(100,463)	(3.9)%	(73,870)	(3.1)%	(59,275)	(2.3)%
Interest on borrowings	(44,858)	(1.8)%	(40,070)	(1.7)%	(78,447)	(3.1)%
Provision for income taxes	(319,897)	(12.5)%	(415,700)	(17.3)%	(459,585)	(18.1)%

Net income	$592,188	23.1%	$643,705	26.7%	$803,917	31.7%

Our EBITDA decreased for fiscal 2010 compared to fiscal 2009, primarily due to (1) lower net interest margin earned on spread-based balances and investment product fees waived on money market mutual funds due to the near-zero short-term interest rate environment, (2) an 11% decrease in average client trades per day on a pro forma combined basis including results of thinkorswim (thinkorswim was acquired during the third quarter of fiscal 2009), and (3) higher incentive-based compensation related to our success in attracting net new client assets. These factors were partially offset by the favorable revenue impact of a 64% increase in average spread-based balances for fiscal 2010 compared to fiscal 2009. Detailed analysis of net revenues and expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2010, asset-based revenues and transaction-based revenues accounted for 48% and 47% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

Asset-Based Revenue Metrics

We calculate the return on our interest-earning assets (excluding conduit-based assets) and our insured deposit account balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue (excluding net interest revenue from conduit-based assets) and insured deposit account fees by average spread-based assets. Spread-based assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, insured deposit account balances, deposits paid on securities borrowing (excluding conduit-based assets) and other cash and interest-earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

				’10 vs. ’09	’09 vs. ’08
	Fiscal Year			Increase/	Increase/
	2010	2009	2008	(Decrease)	(Decrease)

Average interest-earning assets (excluding conduit business)	$13,272	$9,917	$9,835	$3,355	$82
Average insured deposit account balances	39,187	22,003	15,640	17,184	6,363

Average spread-based balance	$52,459	$31,920	$25,475	$20,539	$6,445

Net interest revenue (excluding conduit business)	$420.9	$342.7	$538.1	$78.2	$(195.4)
Insured deposit account fee revenue	682.2	568.1	628.7	114.1	(60.6)

Spread-based revenue	$1,103.1	$910.8	$1,166.8	$192.3	$(256.0)

Average yield — interest-earning assets (excluding conduit business)	3.13%	3.41%	5.38%	(0.28)%	(1.97)%
Average yield — insured deposit account fees	1.72%	2.55%	3.95%	(0.83)%	(1.40)%
Net interest margin (NIM)	2.07%	2.81%	4.50%	(0.74)%	(1.69)%

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			’10 vs. ’09	’09 vs. ’08
	Fiscal Year			Increase/	Increase/
	2010	2009	2008	(Decrease)	(Decrease)

Segregated cash	$6.3	$6.6	$0.3	$(0.3)	$6.3
Client margin balances	333.1	234.2	527.1	98.9	(292.9)
Securities borrowing (excluding conduit business)	84.9	105.4	56.0	(20.5)	49.4
Other cash and interest-earning investments, net	0.9	3.5	35.0	(2.6)	(31.5)
Client credit balances	(2.9)	(4.1)	(24.9)	1.2	20.8
Securities lending (excluding conduit business)	(1.4)	(2.9)	(55.4)	1.5	52.5

Net interest revenue (excluding conduit business)	420.9	342.7	538.1	78.2	(195.4)
Securities borrowing — conduit business	1.7	10.9	173.3	(9.2)	(162.4)
Securities lending — conduit business	(0.9)	(6.7)	(161.8)	5.8	155.1

Net interest revenue	$421.7	$346.9	$549.6	$74.8	$(202.7)

	Average Balance			’10 vs. ’09	’09 vs. ’08
	Fiscal Year			%	%
	2010	2009	2008	Change	Change

Segregated cash	$4,675	$3,916	$12	19%	N/A
Client margin balances	6,991	4,491	8,138	56%	(45)%
Securities borrowing (excluding conduit business)	536	450	416	19%	8%
Other cash and interest-earning investments	1,070	1,060	1,269	1%	(16)%

Interest-earning assets (excluding conduit business)	13,272	9,917	9,835	34%	1%
Securities borrowing — conduit business	481	1,242	5,446	(61)%	(77)%

Interest-earning assets	$13,753	$11,159	$15,281	23%	(27)%

Client credit balances	$8,548	$6,219	$4,261	37%	46%
Securities lending (excluding conduit business)	1,643	1,231	3,200	33%	(62)%

Interest-bearing liabilities (excluding conduit business)	10,191	7,450	7,461	37%	(0)%
Securities lending — conduit business	481	1,242	5,446	(61)%	(77)%

Interest-bearing liabilities	$10,672	$8,692	$12,907	23%	(33)%

				’10 vs. ’09	’09 vs. ’08
	Average Yield (Cost)			Net Yield	Net Yield
	Fiscal Year			Increase/	Increase/
	2010	2009	2008	(Decrease)	(Decrease)

Segregated cash	0.13%	0.17%	2.47%	(0.04)%	(2.30)%
Client margin balances	4.70%	5.14%	6.37%	(0.44)%	(1.23)%
Other cash and interest-earning investments, net	0.09%	0.33%	2.71%	(0.24)%	(2.38)%
Client credit balances	(0.03)%	(0.07)%	(0.58)%	0.04%	0.51%
Net interest revenue (excluding conduit business)	3.13%	3.41%	5.38%	(0.28)%	(1.97)%
Securities borrowing — conduit business	0.34%	0.86%	3.13%	(0.52)%	(2.27)%
Securities lending — conduit business	(0.19)%	(0.53)%	(2.92)%	0.34%	2.39%
Net interest revenue	3.02%	3.07%	3.54%	(0.05)%	(0.47)%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue			’10 vs. ’09	’09 vs. ’08
	Fiscal Year			Increase/	Increase/
	2010	2009	2008	(Decrease)	(Decrease)

Money market mutual fund	$9.9	$108.5	$212.2	$(98.6)	$(103.7)
Other investment product fees	119.4	75.8	97.2	43.6	(21.4)

Total investment product fees	$129.3	$184.3	$309.4	$(55.0)	$(125.1)

	Average Balance			’10 vs. ’09	’09 vs. ’08
	Fiscal Year			%	%
	2010	2009	2008	Change	Change

Money market mutual fund	$9,846	$23,312	$26,976	(58)%	(14)%
Other fee-based investment balances	51,734	36,113	43,806	43%	(18)%

Total fee-based investment balances	$61,580	$59,425	$70,782	4%	(16)%

	Average Yield			’10 vs. ’09	’09 vs. ’08
	Fiscal Year			Increase/	Increase/
	2010	2009	2008	(Decrease)	(Decrease)

Money market mutual fund	0.10%	0.46%	0.77%	(0.36)%	(0.31)%
Other investment product fees	0.23%	0.21%	0.22%	0.02%	(0.01)%
Total investment product fees	0.21%	0.31%	0.43%	(0.10)%	(0.12)%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

				’10 vs. ’09	’09 vs. ’08
	Fiscal Year			%	%
	2010	2009	2008	Change	Change

Total trades (in millions)	93.33	93.27	75.72	0%	23%
Average commissions and transaction fees per trade(1)	$12.79	$13.35	$13.44	(4)%	(1)%
Average client trades per day	371,835	371,579	301,061	0%	23%
Average client trades per account (annualized)	12.0	12.9	11.4	(7)%	13%
Activity rate — total accounts	4.8%	5.1%	4.5%	(6)%	13%
Activity rate — funded accounts	6.9%	7.3%	6.3%	(5)%	16%
Trading days	251.0	251.0	251.5	0%	(0)%

(1)	Average commissions and transaction fees per trade excludes thinkorswim active trader and TD Waterhouse UK businesses.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2010	2009	2008

Total accounts (beginning of year)	7,563,000	6,895,000	6,380,000
New accounts opened	668,000	737,000	648,000
Accounts purchased	—	197,000	102,000
Accounts closed	(285,000)	(266,000)	(235,000)

Total accounts (end of year)	7,946,000	7,563,000	6,895,000

Percentage change during year	5%	10%	8%

Funded accounts (beginning of year)	5,279,000	4,918,000	4,597,000
Funded accounts (end of year)	5,455,000	5,279,000	4,918,000
Percentage change during year	3%	7%	7%

Client assets (beginning of year, in billions)	$302.0	$278.0	$302.7
Client assets (end of year, in billions)	$354.8	$302.0	$278.0
Percentage change during year	17%	9%	(8)%

Net new assets (in billions)	$33.9	$26.6	$22.8
Net new assets annualized growth rate	11%	10%	8%

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

Consolidated Statements of Income Data

The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			’10 vs. ’09	’09 vs. ’08
	2010	2009	2008	% Change	% Change

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,193.8	$1,253.2	$1,017.5	(5)%	23%
Asset-based revenues:
Interest revenue	427.7	362.1	799.2	18%	(55)%
Brokerage interest expense	(6.1)	(15.2)	(249.6)	(60)%	(94)%

Net interest revenue	421.7	346.9	549.6	22%	(37)%
Insured deposit account fees	682.2	568.1	628.7	20%	(10)%
Investment product fees	129.3	184.3	309.4	(30)%	(40)%

Total asset-based revenues	1,233.2	1,099.3	1,487.7	12%	(26)%

Other revenues	133.8	55.4	32.2	141%	72%

Net revenues	2,560.7	2,407.9	2,537.4	6%	(5)%

Operating expenses:
Employee compensation and benefits	622.4	511.2	503.3	22%	2%
Fair value adjustments of compensation-related
derivative instruments	—	—	0.8	N/A	(100)%
Clearing and execution costs	90.4	70.9	44.6	27%	59%
Communications	106.9	83.1	69.6	29%	19%
Occupancy and equipment costs	142.9	124.3	101.8	15%	22%
Depreciation and amortization	57.0	45.9	36.9	24%	24%
Amortization of acquired intangible assets	100.5	73.9	59.3	36%	25%
Professional services	132.2	127.6	108.3	4%	18%
Advertising	250.0	197.1	173.3	27%	14%
Losses (gains) on money market funds and client guarantees	(12.7)	13.8	35.6	N/A	(61)%
Other	105.7	58.7	62.9	80%	(7)%

Total operating expenses	1,595.3	1,306.4	1,196.3	22%	9%

Operating income	965.4	1,101.5	1,341.0	(12)%	(18)%
Other expense (income):
Interest on borrowings	44.9	40.1	78.4	12%	(49)%
Loss on debt refinancing	8.4	—	—	N/A	N/A
Loss (gain) on sale of investments	0.0	2.0	(0.9)	(98)%	N/A

Total other expense (income)	53.3	42.1	77.5	27%	(46)%

Pre-tax income	912.1	1,059.4	1,263.5	(14)%	(16)%
Provision for income taxes	319.9	415.7	459.6	(23)%	(10)%

Net income	$592.2	$643.7	$803.9	(8)%	(20)%

Other information:
Effective income tax rate	35.1%	39.2%	36.4%
Average debt outstanding	$1,303.0	$1,444.3	$1,469.2	(10)%	(2)%
Average interest rate incurred on borrowings	3.09%	2.44%	4.99%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Consolidated Statements of Income amounts.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Net Revenues

Commissions and transaction fees decreased 5% to $1.19 billion, primarily due to lower average commissions and transaction fees per trade. Average commissions and transaction fees per trade decreased to $12.79 per trade for fiscal 2010 from $13.35 for fiscal 2009, primarily due to lower payment for order flow revenue per trade and the full-year effect of thinkorswim trading activity, which earns somewhat lower average commissions and transaction fees per trade, during fiscal 2010. These decreases were partially offset by a higher percentage of option trades and a decrease in promotional trades during fiscal 2010. Average client trades per day were virtually unchanged at 371,835 for fiscal 2010 compared to 371,579 for fiscal 2009. However, on a pro forma basis combined with thinkorswim, average client trades per day decreased 11% from 418,639 for fiscal 2009. Average client trades per account (annualized) were 12.0 for fiscal 2010 compared to 12.9 for fiscal 2009. We expect average commissions and transaction fees to range between $12.00 and $12.50 per trade during fiscal 2011, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $1.02 billion to $1.29 billion for fiscal 2011, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.

Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 12% to $1.23 billion, as described below. We expect asset-based revenues to increase to between $1.32 billion and $1.47 billion for fiscal 2011, depending largely on the interest rate environment and the rate of growth in spread-based balances. This estimated range assumes no change in the federal funds rate or LIBOR yield curve for fiscal 2011. We expect increased average spread-based asset balances for fiscal 2011 to be partially offset by a slight decrease in the expected average yield earned on those assets due to the expected continued low short-term interest rate environment.

Net interest revenue increased 22% to $421.7 million, due primarily to a 56% increase in average client margin balances, partially offset by a decrease of 44 basis points in the average yield earned on client margin balances and a $22.4 million decrease in net interest revenue from our securities borrowing/lending program for fiscal 2010 compared to fiscal 2009.

Insured deposit account fees increased 20% to $682.2 million, due primarily to a 78% increase in average client insured deposit account balances during fiscal 2010 compared to fiscal 2009 and the effect of a $13.3 million (6 basis points) FDIC special regulatory assessment during fiscal 2009. The increased insured deposit account balances are primarily due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering beginning in April 2009. In January 2010, we moved an additional $4.2 billion of client cash held in client credit balances into the insured deposit account offering. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances. The effect of the increased insured deposit account balances was significantly offset by a decrease of 89 basis points (excluding the effect of the FDIC special regulatory assessment mentioned above) in the average yield earned on the insured deposit account assets during fiscal 2010.

Investment product fees decreased 30% to $129.3 million, primarily due to a 58% decrease in average money market mutual fund balances and a decrease of 36 basis points in the average yield earned on client money market mutual fund balances, partially offset by a 43% increase in average other fee-based investment balances in fiscal 2010 compared to fiscal 2009. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above. The decrease in the average yield earned in fiscal 2010 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative. The unfavorable impact of the fee waivers on the average yield earned gradually increased during fiscal 2009.

Other revenues increased to $133.8 million, primarily due to an increase in education revenues as a result of the thinkorswim acquisition. We expect other revenues to decrease to between $111.0 million and $121.0 million for fiscal 2011.

Operating Expenses

Total operating expenses increased 22% to $1.60 billion during fiscal 2010, as described below. We expect total operating expenses to range from $1.56 billion to $1.71 billion for fiscal 2011.

Employee compensation and benefits expense increased 22% to $622.4 million, primarily due to an increase in average headcount resulting from the thinkorswim acquisition and higher incentive-based compensation related to actual Company and individual performance, including our success in attracting net new client assets, in fiscal 2010 compared to fiscal 2009. The average number of full-time equivalent employees was 5,281 for fiscal 2010 compared to 4,788 for fiscal 2009.

Clearing and execution costs increased 27% to $90.4 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, partially offset by lower client statement processing costs in fiscal 2010 compared to fiscal 2009.

Communications expense increased 29% to $106.9 million, due primarily to expenses associated with the additional accounts and transaction processing volumes resulting from the thinkorswim acquisition, increased telecommunications costs resulting from our migration to a new secondary data center during fiscal 2009 and increased costs for quotes and market information.

Occupancy and equipment costs increased 15% to $142.9 million due primarily to upgrades to our technology infrastructure and facilities and due to the addition of thinkorswim occupancy and equipment costs.

Depreciation and amortization increased 24% to $57.0 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements and due to depreciation of assets recorded in the thinkorswim acquisition.

Amortization of acquired intangible assets increased 36% to $100.5 million, due to amortization of intangible assets recorded in the thinkorswim acquisition.

Professional services increased 4% to $132.2 million, primarily due to higher usage of consulting and contract services during fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim. These increases were significantly offset by the effect of a $13 million acquisition earn-out payment and a $5 million write-off of software development costs during fiscal 2009.

Advertising expense increased 27% to $250.0 million, primarily due to increased spending for the TD Ameritrade brand in response to competitive market share opportunities and the full year effect of marketing support for the thinkorswim business. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Gains on money market funds and client guarantees during fiscal 2010 consists of $9.4 million of recoveries on our Reserve Primary Fund holdings, $1.9 million of favorable fair market value adjustments to our Reserve International Liquidity Fund holdings and $1.4 million of gains related to the final fulfillment of our auction rate securities and Primary Fund client guarantees. Losses on money market funds and client guarantees during fiscal 2009 consists of losses associated with our client commitments related to auction rate securities settlement agreements. Our client guarantees are discussed further under Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 14 — Commitments and Contingencies.

Other operating expenses increased 80% to $105.7 million, primarily due to increased litigation, arbitration and regulatory expenses and additional expenses related to the thinkorswim business, including education travel and venue costs, in fiscal 2010 compared to fiscal 2009.

Other Expenses and Income Taxes

Other expenses increased by 27% to $53.3 million during fiscal 2010, primarily due to the debt refinancing charge described below. We expect other expenses to range from $41.9 million to $46.8 million for fiscal 2011.

Interest on borrowings increased 12% to $44.9 million, due primarily to higher average interest rates incurred on our debt, partially offset by a 10% decrease in average debt outstanding during fiscal 2010 compared to fiscal 2009. The average interest rate incurred on our debt was 3.09% for fiscal 2010, compared to 2.44% for fiscal 2009, primarily due to the refinancing of our long-term debt on November 25, 2009.

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

Our effective income tax rate decreased to 35.1% for fiscal 2010, compared to 39.2% for fiscal 2009. The effective tax rate for fiscal 2010 was unusually low due to $32.0 million of favorable resolutions of certain federal and state income tax matters during fiscal 2010. These items favorably impacted our earnings for fiscal 2010 by approximately $0.05 per share. The effective tax rate for fiscal 2009 was slightly higher than normal due to unfavorable deferred income tax adjustments of approximately $8.9 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings. These items unfavorably impacted our earnings for fiscal 2009 by approximately $0.02 per share. We expect our effective income tax rate to range from 38% to 39% for fiscal 2011. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

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

Investment product fees decreased 40% to $184.3 million, primarily due to a decrease of 31 basis points in the average yield earned on client money market mutual fund balances, a 14% decrease in average money market mutual fund balances and an 18% decrease in average other fee-based investment balances in fiscal 2009 compared to fiscal 2008. The decrease in the average yield earned in fiscal 2009 was primarily due to our decision to voluntarily begin waiving fees on certain money market mutual funds during the first quarter of fiscal 2009 in order to prevent our clients’ yields on such funds from becoming negative.

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

Operating Expenses

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

Professional services increased 18% to $127.6 million, primarily due to a $13 million acquisition earn-out payment, a $5 million write-off of software development costs, higher usage of consulting and contract services in connection with new product development and technology infrastructure upgrades related to our growth initiatives and the addition of thinkorswim professional services costs during fiscal 2009. These increases were partially offset by fees incurred during fiscal 2008 under the transition services agreements related to the acquisition of Fiserv Trust Company, which were not present during fiscal 2009.

Advertising expense increased 14% to $197.1 million, primarily due to marketing support for the thinkorswim business, and to a lesser extent increased spending for the TD Ameritrade business during fiscal 2009 in response to competitive market share opportunities.

Losses on money market funds and client guarantees during fiscal 2009 consists of losses associated with our client commitments related to auction rate securities settlement agreements. Losses on money market funds and client guarantees during fiscal 2008 consists of $27.0 million and $8.6 million of estimated client and corporate investment losses, respectively, resulting from the net asset value of two money market mutual funds managed by The Reserve, an independent mutual fund company, declining below $1.00 per share in September 2008. The client losses resulted from our announced commitment of up to $55 million to mitigate client losses in these funds in the event clients received less than $1.00 per share upon the orderly liquidation of the funds. These commitments are discussed further under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 14 — Commitments and Contingencies.

Other operating expenses decreased 7% to $58.7 million, primarily due to lower bad debt and other client-related trading losses in fiscal 2009 compared to fiscal 2008. The decrease was partially offset by additional business resulting from the thinkorswim acquisition in fiscal 2009 and the effect of favorable litigation settlements during fiscal 2008.

Other Expenses and Income Taxes

Interest on borrowings decreased 49% to $40.1 million, due primarily to lower average interest rates incurred on our debt during fiscal 2009 compared to fiscal 2008. The average interest rate incurred on our debt was 2.44% for fiscal 2009, compared to 4.99% for fiscal 2008.

Our effective income tax rate increased to 39.2% for fiscal 2009 compared to 36.4% for fiscal 2008, due primarily to unfavorable deferred income tax adjustments of approximately $8.9 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings during fiscal 2009. These items unfavorably impacted our earnings for fiscal 2009 by approximately $0.02 per share. The effective income tax rate for fiscal 2008 was unusually low due primarily to $7.2 million of favorable resolutions of state income tax matters and $11.1 million of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on our actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for calendar 2007 and future years. These items favorably impacted our earnings for fiscal 2008 by approximately $0.03 per share.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2010 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs in fiscal 2011 primarily from our earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.

On July 20, 2009, our broker-dealer subsidiary TD Ameritrade, Inc. entered into settlement agreements with the Securities and Exchange Commission (“SEC”) and other regulatory authorities, in which we agreed to extend an offer to purchase eligible auction rate securities (“ARS”) from certain current and former account holders. The offer commenced on August 10, 2009. The final phase of the offer expired on March 23, 2010 and TD Ameritrade, Inc. completed the repurchases on March 30, 2010. Through March 30, 2010, TD Ameritrade, Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process. In February 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. Funds from ARS are not expected to be accessible until one of the following occurs: a successful auction, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Substantial delays in the sale or redemption of our ARS holdings could adversely affect our liquidity and require us to borrow on our lines of credit or seek alternative financing. As of September 30, 2010, TD Ameritrade, Inc. held ARS with a fair value of approximately $209 million.

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

Liquid Assets

We consider liquid assets an important measure of our liquidity and of our ability to fund corporate investing and financing activities. Liquid assets is a non-GAAP financial measure. We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of 120% of the minimum dollar net capital requirement or in excess of 8 1/3% of aggregate indebtedness and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in liquid assets, rather than simply including broker-dealer and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents. The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in thousands):

	September 30,
	2010	2009	Change

Cash and cash equivalents	$741,492	$791,211	$(49,719)
Less: Broker-dealer cash and cash equivalents	(426,618)	(473,996)	47,378
Trust company cash and cash equivalents	(50,937)	(25,143)	(25,794)
Investment advisory cash and cash equivalents	(28,944)	(18,935)	(10,009)

Corporate cash and cash equivalents	234,993	273,137	(38,144)

Plus: Corporate short-term investments	—	49,496	(49,496)
Excess trust company Tier 1 capital	12,284	4,658	7,626
Excess broker-dealer regulatory net capital	828,979	814,836	14,143

Liquid assets	$1,076,256	$1,142,127	$(65,871)

The decrease in liquid assets is summarized as follows (dollars in thousands):

Liquid assets as of September 30, 2009	$1,142,127

Plus: Pre-tax income	912,085
Proceeds from exercise of stock options	12,536
Proceeds from the issuance of long-term debt	1,248,557
Other changes in working capital and regulatory net capital	173,706

Less: Income taxes paid	(352,504)
Purchase of property and equipment	(91,198)
Purchase of treasury stock	(265,599)
Prepayment of structured stock repurchase	(169,200)
Principal payments on long-term debt and capital lease obligations	(1,424,407)
Payment of debt issuance costs	(10,595)
Additional net capital requirement due to increase in aggregate debits	(99,252)

Liquid assets as of September 30, 2010	$1,076,256

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

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. For fiscal 2010, we recorded a $49.2 million gain for the change in fair value of the interest rate swaps and an offsetting $49.2 million fair value loss on the hedged fixed-rate debt. The offsetting fair value gains and losses were recorded in interest on borrowings on the Consolidated Statements of Income.

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of September 30, 2010, the interest rate swap counterparty had pledged $52.9 million of collateral to us, in the form of U.S. Treasury securities.

Restated Revolving Facility — The Restated Credit Agreement consists of an unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Restated Revolving Facility”). The maturity date of the Restated Revolving Facility is December 31, 2012. The applicable interest rate under the Restated Revolving Facility is calculated as a per annum rate equal to, at our option, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to our public debt ratings. We are obligated to pay a commitment fee ranging from 0.225% to 0.750% on any unused amount of the Restated Revolving Facility, determined by reference to our public debt ratings. As of September 30, 2010, the interest rate margin would have been 2.50% for LIBOR loans and 1.50% for Base Rate loans, and the commitment fee was 0.375% per annum, each determined by reference to our Standard & Poor’s public debt rating of BBB+. There were no borrowings outstanding under the Restated Revolving Facility as of September 30, 2010.

The obligations under the Restated Credit Agreement are guaranteed by each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Company, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Restated Credit Agreement is TDAOH.

The Restated Credit Agreement contains negative covenants that limit or restrict the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of our assets and the assets of our subsidiaries, subject to certain exceptions. We are also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. We are restricted under the Restated Credit Agreement from incurring additional indebtedness in an aggregate principal amount in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) as to the Company than those contained in the Restated Credit Agreement, unless the Restated Credit Agreement is amended to include such more restrictive covenants prior to the incurrence of such additional indebtedness. We were in compliance with all covenants under the Restated Credit Agreement as of September 30, 2010.

Broker-Dealer Credit Facilities — Our wholly-owned broker-dealer subsidiaries had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of September 30, 2010 and 2009. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of September 30, 2010 and 2009. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require us to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2010 and 2009. As of September 30, 2010 and 2009, approximately $780 million was available to our broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

Stock Repurchase Programs

On August 11, 2009, our board of directors authorized the repurchase of up to 15 million shares of our common stock. During fiscal 2010, we repurchased the 15 million shares authorized at a weighted average purchase price of $17.25 per share.

On August 5, 2010, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. On August 20, 2010, we entered into an agreement with an investment bank counterparty to effect a structured repurchase of up to 12 million shares of our common stock. Under the terms of the agreement, we prepaid $169.2 million to the counterparty. The specific number of shares, if any, that we will purchase from the counterparty will vary based on the average of the daily volume-weighted average share price of our common stock over the measurement period for the transaction, less a pre-determined discount. Settlement of the transaction will occur after the end of the measurement period, which will end no later than November 30, 2010 and is subject to early termination by the counterparty. Upon settlement of the transaction, any excess prepayment amount may be returned to us in cash or, at our option, used to purchase additional shares of our common stock.

Cash Dividend

On October 26, 2010, our board of directors declared a $0.05 per share quarterly cash dividend on our common stock. We expect to pay approximately $29 million on December 15, 2010 to fund this dividend.

Off-Balance Sheet Arrangements

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 14 — Commitments and Contingencies and “Insured Deposit Account Agreement” under Note 18 — Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (27% of our net revenues for the fiscal year ended September 30, 2010) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2010 (dollars in thousands):

		Payments Due by Period (Fiscal Years):
		Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2011	2012-13	2014-15	After 2015

Long-term debt obligations(1)	$1,567,273	$42,150	$328,743	$568,513	$627,867
Capital lease obligations	23,654	10,677	10,785	2,192	—
Operating lease obligations	352,827	46,732	85,350	73,121	147,624
Purchase obligations	224,967	157,466	40,486	10,288	16,727
Deferred compensation(2)	18,138	18,138	—	—	—
Income taxes payable(3)	147,368	147,368	—	—	—

Total	$2,334,227	$422,531	$465,364	$654,114	$792,218

(1)	Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps, the Restated Revolving Facility and other long-term debt obligations. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)	Our obligation to Joseph H. Moglia, our Chairman and former CEO, for deferred compensation will become payable not sooner than the day after Mr. Moglia’s employment with the Company terminates. The obligation is presented in the fiscal 2011 column as the entire amount of the compensation has already been earned by Mr. Moglia.

(3)	A significant portion of our income taxes payable as of September 30, 2010 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

Recently Adopted Accounting Pronouncements

ASC 805 — On October 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

ASC 820-10 and ASU 2010-06 — On October 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2010, the Company adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in ASC 820-10. The adoption of ASC 820-10 and ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

The interest rate swaps on our Senior Notes and the prepayment on our structured stock repurchase agreement are subject to counterparty credit risk. Credit risk on derivative financial instruments is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps and the structured stock repurchase agreement require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps and the actual amount of the structured stock repurchase prepayment, respectively.

Interest Rate Risk

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our insured deposit account arrangement with TD Bank USA and TD Bank, N.A. and on money market mutual funds, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

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

The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2010 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $102 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $29 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Market Risk on Auction Rate Securities

As of September 30, 2010, we held ARS with a fair value of $209 million. A hypothetical 10% decrease in the fair value of our ARS would reduce our pre-tax income by approximately $21 million.

Other Market Risks

Our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD Ameritrade Holding Corporation

We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Ameritrade Holding Corporation at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Minneapolis, Minnesota
November 19, 2010

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and 2009

	2010	2009
	(In thousands)

ASSETS
Cash and cash equivalents	$741,492	$791,211
Short-term investments	3,592	52,071
Cash and investments segregated in compliance with federal regulations	994,026	5,813,862
Receivable from brokers, dealers and clearing organizations	1,207,723	1,777,741
Receivable from clients, net of allowance for doubtful accounts:
2010 — $10.5 million; 2009 — $12.9 million	7,391,432	5,712,261
Receivable from affiliates	92,946	92,974
Other receivables, net of allowance for doubtful accounts:
2010 — $0.6 million; 2009 — $0.6 million	68,928	73,921
Securities owned, at fair value	217,234	23,405
Property and equipment, net of accumulated depreciation and amortization:
2010 — $132.9 million; 2009 — $91.3 million	272,211	238,256
Goodwill	2,467,013	2,472,098
Acquired intangible assets, net of accumulated amortization:
2010 — $368.4 million; 2009 — $267.9 million	1,124,259	1,224,722
Deferred income taxes	9,915	17,161
Other assets	136,147	82,127

Total assets	$14,726,918	$18,371,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,934,315	$2,491,617
Payable to clients	6,810,391	9,914,823
Accounts payable and accrued liabilities	476,306	700,786
Payable to affiliates	3,244	3,724
Deferred revenue	63,512	72,134
Long-term debt	1,302,269	1,414,900
Capitalized lease obligations	20,799	28,565
Deferred income taxes	344,203	193,978

Total liabilities	10,955,039	14,820,527

Stockholders’ equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized;
631,381,860 shares issued; 2010 — 576,134,924 outstanding;
2009 — 587,109,497 outstanding	6,314	6,314
Additional paid-in capital	1,390,283	1,574,638
Retained earnings	3,122,305	2,530,117
Treasury stock, common, at cost: 2010 — 55,246,936 shares;
2009 — 44,272,363 shares	(747,271)	(559,883)
Deferred compensation	196	171
Accumulated other comprehensive income (loss)	52	(74)

Total stockholders’ equity	3,771,879	3,551,283

Total liabilities and stockholders’ equity	$14,726,918	$18,371,810

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share amounts)

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,193,761	$1,253,154	$1,017,456
Asset-based revenues:
Interest revenue	427,723	362,076	799,189
Brokerage interest expense	(6,065)	(15,165)	(249,616)

Net interest revenue	421,658	346,911	549,573

Insured deposit account fees	682,206	568,084	628,716
Investment product fees	129,308	184,341	309,420

Total asset-based revenues	1,233,172	1,099,336	1,487,709

Other revenues	133,758	55,436	32,191

Net revenues	2,560,691	2,407,926	2,537,356

Operating expenses:
Employee compensation and benefits	622,449	511,170	503,297
Fair value adjustments of compensation-related
derivative instruments	—	—	764
Clearing and execution costs	90,367	70,877	44,620
Communications	106,933	83,121	69,564
Occupancy and equipment costs	142,902	124,296	101,787
Depreciation and amortization	57,032	45,891	36,899
Amortization of acquired intangible assets	100,463	73,870	59,275
Professional services	132,218	127,572	108,271
Advertising	250,007	197,121	173,296
Losses (gains) on money market funds and client guarantees	(12,732)	13,829	35,628
Other	105,679	58,701	62,934

Total operating expenses	1,595,318	1,306,448	1,196,335

Operating income	965,373	1,101,478	1,341,021

Other expense (income):
Interest on borrowings	44,858	40,070	78,447
Loss on debt refinancing	8,392	—	—
Loss (gain) on sale of investments	38	2,003	(928)

Total other expense (income)	53,288	42,073	77,519

Pre-tax income	912,085	1,059,405	1,263,502
Provision for income taxes	319,897	415,700	459,585

Net income	$592,188	$643,705	$803,917

Earnings per share — basic	$1.01	$1.11	$1.35
Earnings per share — diluted	$1.00	$1.10	$1.33
Weighted average shares outstanding — basic	585,128	578,972	593,746
Weighted average shares outstanding — diluted	591,922	587,252	603,133

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2010, 2009 and 2008

	Total							Accumulated
	Common	Total		Additional				Other
	Shares	Stockholders’	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)
	(In thousands)

Balance, September 30, 2007	594,688	$2,154,921	$6,314	$1,598,451	$1,086,662	$(537,547)	$431	$610
Net income	—	803,917	—	—	803,917	—	—	—
Net unrealized investment loss, net of $0.6 million tax	—	(1,028)	—	—	—	—	—	(1,028)
Reclassification adjustment for realized gain on investment securities included in net income, net of $0.2 million tax	—	(340)	—	—	—	—	—	(340)
Foreign currency translation	—	(112)	—	—	—	—	—	(112)

Total comprehensive income		802,437

Cumulative effect of adopting Financial Accounting Standards Board Interpretation No. 48 (ASC 740-10)	—	(4,167)	—	—	(4,167)	—	—	—
Repurchases of common stock	(4,123)	(74,568)	—	—	—	(74,568)	—	—
Issuances of common stock	3	52	—	13	—	39	—	—
Options exercised, including tax benefit	2,523	22,506	—	(8,594)	—	31,100	—	—
Deferred compensation	40	187	—	167	—	312	(292)	—
Stock-based compensation expense	—	23,670	—	23,663	—	—	7	—

Balance, September 30, 2008	593,131	2,925,038	6,314	1,613,700	1,886,412	(580,664)	146	(870)
Net income	—	643,705	—	—	643,705	—	—	—
Net unrealized investment loss, net of $0.2 million tax	—	(302)	—	—	—	—	—	(302)
Reclassification adjustment for realized loss on investment securities included in net income, net of $0.8 million tax	—	1,330	—	—	—	—	—	1,330
Foreign currency translation	—	(232)	—	—	—	—	—	(232)

Total comprehensive income		644,501

Acquisition of thinkorswim Group Inc.	27,083	385,639	—	(24,209)	—	409,848	—	—
Repurchases of common stock	(39,030)	(466,144)	—	—	—	(466,144)	—	—
Issuances of common stock	1,557	—	—	(18,412)	—	18,412	—	—
Options exercised, including tax benefit	4,366	37,227	—	(21,411)	—	58,638	—	—
Deferred compensation	2	2	—	(49)	—	27	24	—
Stock-based compensation expense	—	25,020	—	25,019	—	—	1	—

Balance, September 30, 2009	587,109	3,551,283	6,314	1,574,638	2,530,117	(559,883)	171	(74)
Net income	—	592,188	—	—	592,188	—	—	—
Net unrealized investment gain	—	1	—	—	—	—	—	1
Foreign currency translation	—	125	—	—	—	—	—	125

Total comprehensive income		592,314

Repurchases of common stock	(15,376)	(265,599)	—	—	—	(265,599)	—	—
Prepayment of structured stock repurchase	—	(169,200)	—	(169,200)	—	—	—	—
Issuances of common stock	842	—	—	(14,677)	—	14,677	—	—
Options exercised, including tax benefit	3,531	28,189	—	(34,846)	—	63,035	—	—
Deferred compensation	29	544	—	20	—	499	25	—
Stock-based compensation expense	—	34,348	—	34,348	—	—	—	—

Balance, September 30, 2010	576,135	$3,771,879	$6,314	$1,390,283	$3,122,305	$(747,271)	$196	$52

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008
		(In thousands)

Cash flows from operating activities:
Net income	$592,188	$643,705	$803,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,032	45,891	36,899
Amortization of acquired intangible assets	100,463	73,870	59,275
Deferred income taxes	154,380	(70,674)	(96,238)
Loss (gain) on sale of investments	38	2,003	(928)
Loss on disposal of property	5,854	6,285	5,145
Losses (gains) on money market funds and client guarantees	(12,732)	13,829	35,628
Loss on debt refinancing	8,392	—	—
Fair value adjustments of derivative instruments	—	—	764
Stock-based compensation	34,348	25,020	23,670
Excess tax benefits on stock-based compensation	(15,653)	(8,743)	(13,448)
Other, net	214	874	(4)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	4,819,836	(5,553,862)	(260,000)
Receivable from brokers, dealers and clearing organizations	570,018	2,415,389	2,574,088
Receivable from clients, net	(1,679,171)	1,222,255	794,043
Receivable from/payable to affiliates, net	(963)	98,065	(99,732)
Other receivables, net	4,910	32,852	10,920
Securities owned	(183,762)	36,717	(43,287)
Other assets	(2,873)	(4,077)	(7,524)
Payable to brokers, dealers and clearing organizations	(557,302)	(3,278,059)	(2,621,996)
Payable to clients	(3,104,432)	4,844,153	(242,905)
Accounts payable and accrued liabilities	(197,487)	45,425	46,284
Deferred revenue	(8,622)	9,738	(9,155)

Net cash provided by operating activities	584,676	600,656	995,416

Cash flows from investing activities:
Purchase of property and equipment	(91,198)	(86,698)	(98,836)
Cash and cash equivalents acquired in business combinations	—	86,423	623,837
Cash paid in business combinations	—	(266,713)	(274,470)
Cash received in sale of businesses, net	—	599	—
Purchase of short-term investments	(5,790)	(1,100)	(329,759)
Proceeds from sale and maturity of short-term investments	3,300	1,100	894,277
Reclassification of money market funds to short-term investments	—	—	(368,066)
Proceeds from redemption of money market funds	52,208	317,015	—
Proceeds from sale of other investments available-for-sale	16	11,688	5,226
Other	(2)	(146)	10

Net cash provided by (used in) investing activities	(41,466)	62,168	452,219

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248,557	—	—
Payment of debt issuance costs	(10,595)	—	—
Principal payments on long-term debt	(1,410,638)	(111,500)	(34,375)
Decrease in trust account deposits	—	—	(1,097,808)
Principal payments on capital lease obligations	(13,769)	(5,002)	(3,029)
Proceeds from exercise of stock options	12,536	28,486	9,220
Purchase of treasury stock	(265,599)	(466,144)	(74,568)
Prepayment of structured stock repurchase	(169,200)	—	—
Excess tax benefits on stock-based compensation	15,653	8,743	13,448

Net cash used in financing activities	(593,055)	(545,417)	(1,187,112)

Effect of exchange rate changes on cash and cash equivalents	126	(331)	(175)

Net increase (decrease) in cash and cash equivalents	(49,719)	117,076	260,348
Cash and cash equivalents at beginning of year	791,211	674,135	413,787

Cash and cash equivalents at end of year	$741,492	$791,211	$674,135

Supplemental cash flow information:
Interest paid	$39,028	$60,680	$346,657
Income taxes paid	$352,504	$359,666	$463,379
Tax benefit on exercises and distributions of stock-based compensation	$19,956	$9,711	$13,517
Noncash investing and financing activities:
Issuance of capital lease obligations	$6,003	$32,780	$—
Issuance of long-term debt in exchange for assets acquired	$—	$8,400	$—
Issuance of common stock in business combinations	$—	$362,967	$—

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2010, 2009 and 2008

1.	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements include the accounts of TD Ameritrade Holding Corporation, a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.

Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries. The Company provides trustee, custodial and other trust-related services to retirement plans and other custodial accounts through its state-chartered trust company subsidiary. The Company’s education subsidiary provides a comprehensive suite of investor education products and services. The Company also provides cash sweep and deposit account products through third-party relationships.

The Company’s broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”) and the various exchanges in which they maintain membership. Dividends from the Company’s broker-dealer and trust company subsidiaries are a source of liquidity for the holding company. Requirements of the SEC, FINRA and CFTC relating to liquidity, net capital standards and the use of client funds and securities may limit funds available for the payment of dividends from the broker-dealer subsidiaries to the holding company. State regulatory requirements may limit funds available for the payment of dividends from the trust company subsidiary to the holding company.

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

Cash and Investments Segregated in Compliance with Federal Regulations — Cash and investments segregated in compliance with federal regulations consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations. Funds can be held in cash, reverse repurchase agreements, fixed rate U.S. Treasury securities and other qualified securities. Reverse repurchase agreements (securities purchased under agreements to resell) are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company’s reverse repurchase agreements are collateralized by U.S. Treasury securities and generally have a maturity of seven days.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes — The Company files a consolidated U.S. income tax return with its subsidiaries on a calendar year basis, combined returns for state tax purposes where required and certain of its subsidiaries file separate state income tax returns where required. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Uncertain tax positions are recognized if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The amount of tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes interest and penalties, if

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any, related to income tax matters as part of the provision for income taxes on the Consolidated Statements of Income.

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

Securities Transactions — Client securities transactions are recorded on a settlement-date basis with such transactions generally settling within three business days after the trade date. Revenues and expenses related to securities transactions, including revenues from execution agents (also referred to as payment for order flow), are recorded on a trade-date basis. Revenues related to securities transactions are recorded net of promotional allowances. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.

Insured Deposit Account Fees — Insured deposit account fees are recognized in the period earned and consist of revenues resulting from the Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company a fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a flat fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums. The IDA agreement is described further in Note 18.

Investment Product Fees — Investment product fee revenue is recognized in the period earned and consists of revenues earned on client assets invested in money market mutual funds, other mutual funds and certain Company-sponsored investment programs.

Education Revenue Recognition — The Company recognizes education revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (a) persuasive evidence of an arrangement

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exists; (b) delivery has occurred or services have been rendered; (c) the price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured. Education revenue is included in other revenues on the Consolidated Statements of Income.

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

Recently Adopted Accounting Pronouncements

ASC 805 — On October 1, 2009, the Company adopted ASC 805, Business Combinations.  ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

ASC 820-10 and ASU 2010-06 — On October 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2010, the Company adopted Accounting Standards

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in ASC 820-10. The adoption of ASC 820-10 and ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

2.	Business Combinations

On June 11, 2009, the Company acquired thinkorswim Group Inc. (“thinkorswim”) for 27.1 million shares of Company common stock and $225.4 million in cash. thinkorswim offers online brokerage, investor education and related financial products and services for self-directed investors and active traders. The Company’s consolidated financial statements include the results of operations for thinkorswim beginning June 12, 2009.

On February 4, 2008, the Company acquired Fiserv Trust Company, an investment support services business and wholly-owned subsidiary of Fiserv, Inc. The Company paid $274.5 million in cash during fiscal 2008 for this acquisition. Pursuant to the stock purchase agreement, an additional earn-out payment of up to $100 million in cash was payable following the first anniversary of the acquisition based on the achievement of revenue targets. In May 2009, based on revenues through the February 4, 2009 anniversary date, the Company paid approximately $41.3 million for the earn-out obligation. The Company’s consolidated financial statements include the results of operations for Fiserv Trust Company beginning February 5, 2008.

3.	Goodwill and Acquired Intangible Assets

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill (dollars in thousands):

Balance as of September 30, 2008	$1,947,102
Goodwill recorded in acquisition of thinkorswim Group Inc.	485,999
Fiserv Trust Company earn-out payment	41,266
Purchase accounting adjustments, net of income taxes(1)	(1,300)
Tax benefit on stock-based compensation awards(2)	(969)

Balance as of September 30, 2009	2,472,098
Purchase accounting adjustments, net of income taxes(3)	(782)
Tax benefit on stock-based compensation awards(2)	(4,303)

Balance as of September 30, 2010	$2,467,013

(1)	Purchase accounting adjustments for fiscal 2009 primarily consist of $0.8 million (net of income taxes) of adjustments decreasing exit liabilities related to the TD Waterhouse Group, Inc. (“TD Waterhouse”) acquisition in fiscal 2006, $0.3 million (net of income taxes) of adjustments to liabilities related to the Fiserv Trust Company acquisition and $0.2 million of net adjustments to accruals for uncertain tax positions relating to the TD Waterhouse acquisition and the Datek Online Holdings Corp. (“Datek”) merger in fiscal 2002.

(2)	Represents the tax benefit realized on replacement stock awards that were issued in connection with the Datek merger and the thinkorswim acquisition. The tax benefit realized on a stock award is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement award in the purchase accounting. To the extent any gain realized on a stock award exceeds the fair value of the replacement award recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

(3)	Purchase accounting adjustments for fiscal 2010 primarily consist of adjustments to assumed liabilities relating to the acquisition of thinkorswim.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired intangible assets consist of the following (dollars in thousands):

	September 30,
	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$1,230,469	$(339,937)	$890,532	$1,230,469	$(261,183)	$969,286
Technology and content	100,904	(19,203)	81,701	100,904	(4,509)	96,395
Trade names	10,100	(6,844)	3,256	10,100	(1,658)	8,442
Non-competition agreement	5,486	(2,390)	3,096	5,486	(561)	4,925
Trademark license	145,674	—	145,674	145,674	—	145,674

	$1,492,633	$(368,374)	$1,124,259	$1,492,633	$(267,911)	$1,224,722

Amortization expense on acquired intangible assets was $100.5 million, $73.9 million and $59.3 million for fiscal years 2010, 2009 and 2008, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2010 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense

2011	$96,714
2012	92,897
2013	91,630
2014	91,171
2015	90,288
Thereafter (to 2025)	515,885

Total	$978,585

4.	Cash and Cash Equivalents

The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	September 30,
	2010	2009

Corporate	$234,993	$273,137
Broker-dealer subsidiaries	426,618	473,996
Trust company subsidiary	50,937	25,143
Investment advisory subsidiaries	28,944	18,935

Total	$741,492	$791,211

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in thousands):

	September 30,
	2010	2009

Receivable:
Deposits paid for securities borrowed	$1,000,607	$1,591,706
Broker-dealers	11,927	11,777
Clearing organizations	191,237	163,982
Securities failed to deliver	3,952	10,276

Total	$1,207,723	$1,777,741

Payable:
Deposits received for securities loaned	$1,868,724	$2,455,833
Broker-dealers	1,519	8,974
Clearing organizations	26,319	5,875
Securities failed to receive	37,753	20,935

Total	$1,934,315	$2,491,617

6.	Allowance for Doubtful Accounts on Receivables

The following table summarizes activity in the Company’s allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in thousands):

	2010	2009	2008

Beginning balance	$13,536	$22,482	$19,120
Provision for doubtful accounts	2,720	1,171	9,780
Acquired in business combinations	—	272	401
Write-off of doubtful accounts	(5,144)	(10,389)	(6,819)

Ending balance	$11,112	$13,536	$22,482

7.	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	September 30,
	2010	2009

Leasehold improvements	$102,852	$84,230
Software	72,185	69,020
Computer equipment	174,492	128,284
Other property and equipment	55,615	48,065

	405,144	329,599
Less: Accumulated depreciation and amortization	(132,933)	(91,343)

Property and equipment, net	$272,211	$238,256

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,
	2010	2009

$250 million 2.950% Senior Notes due 2012 (1)	$259,114	$—
$500 million 4.150% Senior Notes due 2014 (2)	539,525	—
$500 million 5.600% Senior Notes due 2019 (3)	499,368	—
Term A Facility	—	140,625
Term B Facility	—	1,265,875
Other	4,262	8,400

Total long-term debt	$1,302,269	$1,414,900

(1)	Balance includes a $9.3 million unrealized loss related to an interest rate swap, and is net of unamortized discount of $0.2 million.

(2)	Balance includes a $39.9 million unrealized loss related to an interest rate swap, and is net of unamortized discount of $0.4 million.

(3)	Balance is net of unamortized discount of $0.6 million.

Fiscal year maturities on long-term debt outstanding at September 30, 2010 are as follows (dollars in thousands):

2011	$4,262
2012	—
2013	250,000
2014	—
2015	500,000
Thereafter	500,000

Total	$1,254,262

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. For fiscal year 2010, the Company recorded a $49.2 million gain for the change in fair value of the interest rate swaps and an offsetting $49.2 million fair value loss on the hedged fixed-rate debt. The offsetting fair value gains and losses were recorded in interest on borrowings on the Consolidated Statements of Income.

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in thousands):

	September 30,
	2010	2009

Derivatives recorded under the caption Other assets:
Interest rate swap assets	$49,235	$—

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreement related to the interest rate swaps requires daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of September 30, 2010, the interest rate swap counterparty had pledged $52.9 million of collateral to the Company, in the form of U.S. Treasury securities.

Restated Revolving Facility — The Restated Credit Agreement consists of an unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Restated Revolving Facility”). The maturity date of the Restated Revolving Facility is December 31, 2012. The applicable interest rate under the Restated Revolving Facility is calculated as a per annum rate equal to, at the option of the Company, (a) LIBOR plus an interest rate margin (“LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 2.00% to 4.00% for LIBOR loans and from 1.00% to 3.00% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Company is obligated to pay a commitment fee ranging from 0.225% to 0.750% on any unused amount of the Restated Revolving Facility, determined by reference to the

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s public debt ratings. As of September 30, 2010, the interest rate margin would have been 2.50% for LIBOR loans and 1.50% for Base Rate loans, and the commitment fee was 0.375% per annum, each determined by reference to the Company’s Standard & Poor’s public debt rating of BBB+. There were no borrowings outstanding under the Restated Revolving Facility as of September 30, 2010.

The obligations under the Restated Credit Agreement are guaranteed by each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Company, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Restated Credit Agreement is TDAOH.

The Restated Credit Agreement contains negative covenants that limit or restrict the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions. The Company is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company is restricted under the Restated Credit Agreement from incurring additional indebtedness in an aggregate principal amount in excess of $100 million that includes any covenants that are more restrictive (taken as a whole) as to the Company than those contained in the Restated Credit Agreement, unless the Restated Credit Agreement is amended to include such more restrictive covenants prior to the incurrence of such additional indebtedness. The Company was in compliance with all covenants under the Restated Credit Agreement as of September 30, 2010.

Broker-Dealer Credit Facilities — The Company, through its wholly-owned broker-dealer subsidiaries, had access to secured uncommitted credit facilities with financial institutions of up to $630 million as of September 30, 2010 and 2009. The broker-dealer subsidiaries also had access to unsecured uncommitted credit facilities of up to $150 million as of September 30, 2010 and 2009. The financial institutions may make loans under line of credit arrangements or, in some cases, issue letters of credit under these facilities. The secured credit facilities require the Company to pledge qualified client securities to secure outstanding obligations under these facilities. Borrowings under the secured and unsecured credit facilities bear interest at a variable rate based on the federal funds rate. There were no borrowings outstanding or letters of credit issued under the secured or unsecured credit facilities as of September 30, 2010 and 2009. As of September 30, 2010 and 2009, approximately $780 million was available to the Company’s broker-dealer subsidiaries pursuant to uncommitted credit facilities for either loans or, in some cases, letters of credit.

9.	Income Taxes

Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in thousands):

	2010	2009	2008

Current expense (benefit):
Federal	$168,972	$438,911	$505,270
State	(3,770)	47,113	50,196
Foreign	315	350	357

	165,517	486,374	555,823

Deferred expense (benefit):
Federal	145,349	(70,656)	(76,843)
State	9,031	(18)	(19,395)

	154,380	(70,674)	(96,238)

Provision for income taxes	$319,897	$415,700	$459,585

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.4	2.4	2.6
Adjustments to estimated state income taxes	0.5	0.5	(0.9)
Interest recorded on unrecognized tax benefits, net	(0.2)	0.9	0.1
Reversal of accruals for unrecognized tax benefits	(2.5)	—	(0.3)
Capital loss limitation	—	0.3	—
Other	(0.1)	0.1	(0.1)

	35.1%	39.2%	36.4%

The Company’s effective income tax rate for fiscal year 2010 was 35.1%, compared to 39.2% and 36.4% for fiscal years 2009 and 2008, respectively. The provision for income taxes for fiscal year 2010 was unusually low due to $32.0 million of favorable resolutions of certain federal and state income tax matters. These items favorably impacted the Company’s earnings for fiscal year 2010 by approximately $0.05 per share. The provision for income taxes for fiscal year 2009 was slightly higher than normal due to unfavorable deferred income tax adjustments of $8.9 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings. These items unfavorably impacted the Company’s earnings for fiscal year 2009 by approximately $0.02 per share. The provision for income taxes for fiscal year 2008 was unusually low due to $7.2 million (net of the federal benefit) of favorable resolutions of state income tax matters and $11.1 million (net of the federal benefit) of adjustments to current and deferred income taxes resulting from a revision to estimated state income tax expense. The revision was based on the Company’s actual state income tax returns filed for calendar year 2006 and similar adjustments applied to estimated state income tax rates for calendar year 2007 and future years. These items favorably impacted the Company’s earnings for fiscal year 2008 by approximately $0.03 per share.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

	September 30,
	2010	2009

Deferred tax assets:
Accrued liabilities	$83,532	$104,744
Deferred revenue	8,960	707
Intangible assets, state tax benefit	21,504	23,490
Stock-based compensation	21,516	15,575
Allowance for doubtful accounts	4,037	4,936
Unrealized tax gain on IDA agreement	15,272	164,165
Operating loss carryforwards	34,031	25,958
Other deferred tax assets	—	2,431

Gross deferred tax assets	188,852	342,006
Less: Valuation allowance	(29,987)	(21,587)

Net deferred tax assets	158,865	320,419

Deferred tax liabilities:
Property and intangible assets	(488,814)	(493,445)
Other deferred tax liabilities	(4,339)	(3,791)

Total deferred tax liabilities	(493,153)	(497,236)

Net deferred tax liabilities	$(334,288)	$(176,817)

Included in deferred tax assets above as of September 30, 2010 and 2009, is approximately $9.9 million and $17.2 million, respectively, of deferred tax benefits relating to intangible asset amortization deductions expected to be claimed in various state taxing jurisdictions, which may not be offset by deferred tax liabilities arising from different taxing jurisdictions on the Consolidated Balance Sheets. These amounts are presented separately as assets on the Consolidated Balance Sheets.

The unrealized tax gain on IDA agreement in the table above is attributable to the tax basis in the Company’s marketing fee associated with the IDA agreement described in Note 18. The tax basis represents the tax gains recorded based on the increase in the fair market values of the underlying securities held by the Depository Institutions, which are supported by the client insured deposit account balances. The unrealized tax gains decreased significantly during fiscal 2010, due primarily to resolution with the taxing authority of an uncertainty as to the tax treatment of the IDA agreement.

As of September 30, 2010, the Company has recorded a tax benefit for approximately $4.4 million of federal net operating loss carryover that was acquired as part of the thinkorswim acquisition. The net operating loss expires in 2019, and is subject to substantial annual limitations on the utilization of the net operating loss. The amount of tax benefit recorded in the financial statements represents the amount that is more likely than not to be realized within the carryforward period. At September 30, 2010, subsidiaries of the Company have approximately $617 million of separate state operating loss carryforwards. These carryforwards expire between fiscal 2011 and 2029. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The increase in the valuation allowance of approximately $8.4 million from September 30, 2009 to September 30, 2010 related to additional net operating losses generated at the separate subsidiaries, for which the related tax benefits are not considered more likely than not to be realized within the carryforward period.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in thousands):

	2010	2009	2008

Beginning balance	$310,255	$227,025	$135,096
Additions based on tax positions related to the current year	15,367	87,894	103,409
Additions for tax positions of prior years	2,911	338	555
Reductions for tax positions of prior years	(5,986)	(4,494)	(77)
Reductions due to settlements with taxing authorities	(170,739)	—	(11,082)
Reductions due to lapsed statute of limitations	(3,272)	(508)	(876)

Ending balance	$148,536	$310,255	$227,025

The balance of unrecognized tax benefits as of September 30, 2010 was $148.5 million ($96.9 million net of the federal benefit on state matters), of which $90.8 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2009 was $310.3 million ($253.6 million net of the federal benefit on state matters), of which $100.4 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2007 through 2009 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2010 could decrease by up to $29.7 million ($19.3 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.

Interest and penalties recognized on the Consolidated Statements of Income (net of the federal benefit) totaled $0.4 million, $12.9 million and $1.3 million for fiscal years 2010, 2009 and 2008, respectively. As of September 30, 2010 and 2009, accrued interest and penalties related to unrecognized tax benefits was $38.0 million and $40.2 million, respectively.

10.	Capital Requirements

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	September 30,
	2010			2009
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD Ameritrade Clearing, Inc.	$1,092,692	$177,644	$915,048	$855,630	$137,943	$717,687
TD Ameritrade, Inc.	142,859	1,000	141,859	263,957	500	263,457
Bellevue Chicago, LLC	39,039	250	38,789	43,677	2,376	41,301

Totals	$1,274,590	$178,894	$1,095,696	$1,163,264	$140,819	$1,022,445

TD Ameritrade Clearing, Inc. (“TDAC”) is a clearing broker-dealer and TD Ameritrade, Inc. is an introducing broker-dealer. Prior to October 12, 2010, Bellevue Chicago, LLC (formerly thinkorswim, Inc.) was registered as an introducing broker-dealer. On May 25, 2010, Bellevue Chicago, LLC transferred its introducing broker-dealer business to TD Ameritrade, Inc. On October 12, 2010, the Company withdrew Bellevue Chicago, LLC’s registration as a broker-dealer.

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $22.3 million and $14.7 million as of September 30, 2010 and 2009, respectively, which exceeded the required Tier 1 capital by $12.3 million and $4.7 million, respectively.

11.	Stock-based Compensation

The Company has four stock incentive plans under which Company stock-based awards may be granted: the TD Ameritrade Holding Corporation Long-Term Incentive Plan (the “LTIP”), the 2006 Directors Incentive Plan (the “Directors Plan”), the Ameritrade Holding Corporation 1998 Stock Option Plan (the “1998 Plan”) and the Ameritrade Holding Corporation 2001 Stock Incentive Plan (the “2001 Plan”). The Company also assumed four stock incentive plans (the “thinkorswim Plans”) on June 11, 2009, in connection with the thinkorswim acquisition. New stock awards cannot be granted under the thinkorswim Plans.

The LTIP authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. Under the LTIP, 42,104,174 shares of the Company’s common stock are reserved for issuance to eligible employees, consultants and non-employee directors. The Directors Plan authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock units and restricted stock. Under the Directors Plan, 1,830,793 shares of the Company’s common stock are reserved for issuance to non-employee directors. The 1998 Plan and the 2001 Plan authorize the award of options to purchase common stock. Under the 1998 Plan, 15,502,818 shares of the Company’s common stock are reserved for issuance to employees, consultants or non-employee directors of the Company. Under the 2001 Plan, 18,628,031 shares of the Company’s common stock are reserved for issuance to directors or non-voting observers to the board of directors, officers and employees of the Company. The stock awards assumed in the thinkorswim Plans consist of options to purchase common stock, restricted stock units and restricted stock awards.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based compensation expense was $34.3 million, $25.0 million and $23.7 million for fiscal years 2010, 2009 and 2008, respectively. The related income tax benefits were $12.8 million, $9.2 million and $8.7 million for fiscal years 2010, 2009 and 2008, respectively.

The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2010 (in thousands, except exercise prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of year	12,773	$6.86
Granted	110	$19.91
Exercised	(3,531)	$3.55
Forfeited	(8)	$19.87
Expired	(130)	$6.06

Outstanding at end of year	9,214	$8.28	4.0	$79,048

Exercisable at end of year	7,404	$5.81	3.0	$79,025

The weighted-average grant-date fair value of options granted during fiscal years 2010, 2009 and 2008 was $10.15, $12.16 and $9.05, respectively. The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was $54.0 million, $44.8 million and $39.0 million, respectively. As of September 30, 2010, the total unrecognized compensation cost related to nonvested stock option awards was approximately $12.1 million and was expected to be recognized over a weighted average period of 1.0 year.

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2010	2009	2008

Risk-free interest rate	2.49%	1.80%	3.39%
Expected dividend yield	0%	0%	0%
Expected volatility	50%	51%	44%
Expected option life (years)	6.2	3.4	6.8

The risk-free interest rate assumptions were based on U.S. Treasury note yields with remaining terms comparable to the expected option life assumptions used in the valuation models. The expected volatility was based on historical daily price changes of the Company’s stock since September 2002. The expected option life was the average number of years that the Company estimated that the options will be outstanding, based primarily on historical employee option exercise behavior.

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

The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2010 (tabular amounts in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	3,027	$15.20
Granted	1,086	$19.20
Vested	(172)	$16.12
Forfeited	(177)	$17.74

Nonvested at end of year	3,764	$16.19

The following is a summary of PRSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2010 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	617	$17.64
Vested	(617)	$17.64

Nonvested at end of year	—	$—

The following is a summary of RSA activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2010 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	180	$17.99
Vested	(136)	$17.99
Forfeited	(2)	$17.99

Nonvested at end of year	42	$17.99

As of September 30, 2010, there was $21.9 million of estimated unrecognized compensation cost related to nonvested RSUs and RSAs. As of September 30, 2010, these costs were expected to be recognized over a weighted average period of 1.7 years.

Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2010, the Company was not obligated to repurchase additional shares pursuant to the Stockholders Agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Employee Benefit Plans

The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $25.7 million, $21.1 million and $20.0 million for fiscal years 2010, 2009 and 2008, respectively.

13.	Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years indicated (in thousands, except per share amounts):

	2010	2009	2008

Net income	$592,188	$643,705	$803,917

Weighted average shares outstanding — basic	585,128	578,972	593,746
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	6,794	8,280	9,387

Weighted average shares outstanding — diluted	591,922	587,252	603,133

Earnings per share — basic	$1.01	$1.11	$1.35
Earnings per share — diluted	$1.00	$1.10	$1.33

14.	Commitments and Contingencies

Lease Commitments — The Company has various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows (dollars in thousands):

	Minimum Lease	Sublease	Net Lease
Fiscal Year	Payments	Income	Commitments

2011	$46,732	$(731)	$46,001
2012	43,459	(644)	42,815
2013	41,891	(161)	41,730
2014	38,753	—	38,753
2015	34,368	—	34,368
Thereafter (to 2021)	147,624	—	147,624

Total	$352,827	$(1,536)	$351,291

Rental expense, net of sublease income, was approximately $48.4 million, $40.6 million and $31.9 million for fiscal years 2010, 2009 and 2008, respectively.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has capital leases on computer equipment. The amortization of equipment under capital leases is included in depreciation and amortization on the Consolidated Statements of Income. The following is a schedule of future minimum lease payments under capital leases along with the present value of the minimum lease payments (dollars in thousands):

Fiscal year 2011	$10,677
Fiscal year 2012	6,397
Fiscal year 2013	4,388
Fiscal year 2014	2,192

Total minimum lease payments	23,654
Less: Amount representing interest	(2,855)

Present value of minimum lease payments	$20,799

Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TD Ameritrade, Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. On November 15, 2010, TD Ameritrade, Inc. and plaintiffs Richard Holober and Brad Zigler entered into a proposed class settlement agreement and the plaintiffs filed a motion with the Court for preliminary approval. Under the proposed settlement, the Company will pay no less than $2.5 million in settlement benefits to eligible members of the settlement class. Total compensation to be paid to all claimants will not exceed $6.5 million, inclusive of any award of attorneys’ fees and costs. In addition, the proposed settlement agreement provides that the Company will retain an independent information technology security consultant to assess whether the Company has met certain information technology security standards. The proposed settlement is subject to final approval by the Court.

Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund is not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients hold shares in the Yield Plus Fund, which is being liquidated by The Reserve.

On July 23, 2010, The Reserve announced that through that date it had distributed approximately 94.8% of the Yield Plus Fund assets as of September 15, 2008 and that the Yield Plus Fund had approximately $39.7 million in total remaining assets. The Reserve stated that the fund’s Board of Trustees has set aside almost the entire amount of the remaining assets to cover potential claims, fees and expenses. The Company estimates that TD Ameritrade, Inc. clients’ current positions held in the Reserve Yield Plus Fund amount to approximately 79% of the fund, which, if valued based on a $1.00 per share net asset value, would total approximately $47.3 million.

The SEC and other regulatory authorities are conducting investigations regarding TD Ameritrade, Inc.’s offering of The Reserve Yield Plus Fund to clients. TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the regulatory authorities. TD Ameritrade, Inc. is cooperating with the investigations and requests. The Pennsylvania Securities Commission has filed an administrative order against TD Ameritrade, Inc. involving the sale of Yield Plus Fund securities to 21 Pennsylvania clients. An administrative hearing will be held to determine whether there have been violations of certain provisions of

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Pennsylvania Securities Act of 1972 and rules thereunder and to determine what, if any, administrative sanctions should be imposed. TD Ameritrade, Inc. is defending the action.

In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. and is pending in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the fund. The complaint seeks an unspecified amount of compensatory damages including interest, attorneys’ fees, rescission, exemplary damages and equitable relief. On January 19, 2010, the defendants submitted motions to dismiss the complaint. The motions are pending.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2010, client excess margin securities of approximately $10.3 billion and stock borrowings of approximately $1.0 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $1.9 billion and repledged approximately $1.0 billion of that collateral as of September 30, 2010.

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

See “Insured Deposit Account Agreement” in Note 18 for a description of a guarantee included in that agreement.

On July 20, 2009, TD Ameritrade, Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TD Ameritrade, Inc.’s offer and sale of auction rate securities (“ARS”). Under these settlement agreements, TD Ameritrade, Inc. commenced a tender offer to purchase, at par, from certain current and former account holders, eligible ARS that were purchased through TD Ameritrade, Inc. The offer commenced on August 10, 2009 and TD Ameritrade, Inc. completed the repurchases on March 30, 2010. Through March 30, 2010, TD Ameritrade, Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. The Company accounted for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million during fiscal 2009 for the estimated fair value of this guarantee and recorded a gain of $0.5 million during fiscal 2010 based on the final fulfillment of the guarantee. The charge and

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain are included in losses (gains) on money market funds and client guarantees on the Consolidated Statements of Income. As of September 30, 2009, a liability of $13.8 million for this guarantee was included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. As of September 30, 2010, TD Ameritrade, Inc. held ARS with a fair value of approximately $209 million.

During September 2008, the net asset value of two money market mutual funds held by some of the Company’s clients, the Primary Fund and the International Liquidity Fund, declined below $1.00 per share. These funds are managed by The Reserve, an independent mutual fund company. The Reserve subsequently announced it was suspending redemptions of these funds to effect an orderly liquidation. The Company announced a commitment of up to $55 million to protect its clients’ positions in these funds. In the event the Company’s clients were to receive less than $1.00 per share for these funds upon an orderly liquidation, the Company committed up to $50 million (or $0.03 per share of the fund) for clients in the Primary Fund and up to $5 million for clients in the International Liquidity Fund to mitigate client losses. Based on information from The Reserve and other publicly available information, the Company accrued an estimated fair value of $27.0 million for this obligation as of September 30, 2009, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. From October 31, 2008 through January 29, 2010, the Primary Fund and the International Liquidity Fund shareholders had received distributions totaling approximately $0.99 per share and $0.86 per share, respectively. In February 2010, the Company fulfilled the guarantee obligation to its clients by paying them for the difference between par value and the distributions to date from these two funds, in exchange for the clients’ shares in the funds. The Company recorded a gain of $0.9 million based on the final fulfillment of the guarantee. The charge during fiscal year 2009 for the original fair value of the obligation and the gain during fiscal year 2010 based on the fulfillment of the guarantee are included in losses (gains) on money market funds and client guarantees on the Consolidated Statements of Income.

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

15.	Fair Value Disclosures

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of September 30, 2010 and 2009 (dollars in thousands):

	As of September 30, 2010
	Level 1	Level 2	Level 3	Fair Value

Assets:
Short-term investments:
U.S. government securities	$—	$2,494	$—	$2,494
U.S. government agency debt securities	—	1,098	—	1,098

Subtotal — Short-term investments	—	3,592	—	3,592

Securities owned:
Auction rate securities	—	—	209,288	209,288
Money market and other mutual funds	—	—	5,404	5,404
Equity securities	453	10	—	463
Municipal debt securities	—	1,487	—	1,487
Corporate debt securities	—	487	—	487
Other debt securities	—	105	—	105

Subtotal — Securities owned	453	2,089	214,692	217,234

Other assets:
Interest rate swaps(1)	—	49,235	—	49,235

Total assets at fair value	$453	$54,916	$214,692	$270,061

Liabilities:
Securities sold, not yet purchased:
Equity securities	$2,213	$14	$—	$2,227
Municipal debt securities	—	375	—	375
Corporate debt securities	—	378	—	378
Other debt securities	—	161	—	161

Total — Securities sold, not yet purchased(2)	$2,213	$928	$—	$3,141

(1)	Amount is included in other assets on the Consolidated Balance Sheets. See “Interest Rate Swaps” in Note 8 for details.

(2)	Amounts are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2009
	Level 1	Level 2	Level 3	Fair Value

Assets:
Short-term investments:
Money market mutual funds	$—	$—	$50,971	$50,971
U.S. government agency debt securities	—	1,100	—	1,100

Subtotal — Short-term investments	—	1,100	50,971	52,071

Securities owned:
Auction rate securities	—	—	14,579	14,579
Money market and other mutual funds	—	—	5,049	5,049
Equity securities	471	23	—	494
Municipal debt securities	—	2,049	—	2,049
Corporate debt securities	—	702	—	702
Other debt securities	—	532	—	532

Subtotal — Securities owned	471	3,306	19,628	23,405

Total assets at fair value	$471	$4,406	$70,599	$75,476

Liabilities:
Securities sold, not yet purchased:
Equity securities	$3,102	$2	$—	$3,104
Money market mutual funds	—	—	1	1
Municipal debt securities	—	118	—	118
Corporate debt securities	—	23	—	23

Total — Securities sold, not yet purchased(1)	$3,102	$143	$1	$3,246

(1)	Amounts are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

There were no transfers between levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the fiscal years ended September 30, 2010 and 2009 (dollars in thousands):

	Year Ended September 30, 2010
				Purchases,
		Net Gains		Sales,
	September 30,	Included in		Issuances and	September 30,
	2009	Earnings		Settlements, Net	2010

Assets:
Short-term investments:
Money market mutual funds	$50,971	$1,237	(1)	$(52,208)	$—
Securities owned:
Auction rate securities	14,579	8,428	(2)	186,281	209,288
Money market and other mutual funds	5,049	10,067	(1)	(9,712)	5,404

Subtotal — Securities owned	19,628	18,495		176,569	214,692

Total assets at fair value	$70,599	$19,732		$124,361	$214,692

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Gains on money market and other mutual funds relate to shares of The Reserve Primary and International Liquidity Funds that the Company continues to hold as of September 30, 2010. These gains are included in losses (gains) on money market funds and client guarantees on the Consolidated Statements of Income.

(2)	Net gains on auction rate securities are recorded in other revenues on the Consolidated Statements of Income and $3.9 million of the gains relate to assets held as of September 30, 2010.

	Year Ended September 30, 2009
			Purchases,
		Losses	Sales,
	October 1,	Included in	Issuances and	September 30,
	2008	Earnings(2)	Settlements, Net	2009

Assets:
Cash and cash equivalents(1)	$217,471	$—	$(217,471)	$—
Short-term investments:
Money market mutual funds	368,066	(80)	(317,015)	50,971
Securities owned:
Auction rate securities	6,925	(821)	8,475	14,579
Money market and other mutual funds	46,662	—	(41,613)	5,049

Subtotal — Securities owned	53,587	(821)	(33,138)	19,628
Other investments:
Auction rate securities	10,000	—	(10,000)	—

Total assets at fair value	$649,124	$(901)	$(577,624)	$70,599

Liabilities:
Securities sold, not yet purchased:
Money market and other mutual funds	$4,636	$—	$(4,635)	$1

(1)	Represents positions in The Reserve Primary Fund that were classified as cash and cash equivalents as of September 30, 2008.

(2)	Substantially all of the losses included in earnings are recorded in other revenues on the Consolidated Statements of Income and were related to assets held as of September 30, 2009.

Effective October 1, 2009, the Company adopted ASC 820-10 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There were no nonfinancial assets or liabilities measured at fair value during the year ended September 30, 2010.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps — These derivatives are valued using a model that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation model is widely accepted in the financial services industry and does not involve significant judgment.

Level 3 Measurements:

Money Market and Other Mutual Funds — The fair value of positions in money market and other mutual funds managed by The Reserve is estimated by management based on the underlying portfolio holdings data published by The Reserve.

Auction Rate Securities — ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions. During fiscal 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of Company ARS holdings is estimated based on an internal pricing model. The pricing model takes into consideration the characteristics of the underlying securities, as well as multiple inputs, including counterparty credit quality, expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment.

Fair Value of Long-Term Debt

As of September 30, 2010, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.34 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.30 billion. As of September 30, 2009, the Company’s Term A and Term B credit facilities had an aggregate estimated fair value, based on quoted market prices, of $1.39 billion, compared to the Consolidated Balance Sheet carrying value of $1.41 billion.

16.	Segment and Geographic Area Information

The Company primarily operates in the securities brokerage industry and has no other reportable segments. The Company’s revenues from external clients for the fiscal years ended September 30, 2010, 2009 and 2008 were derived from its operations in the United States.

17.	Structured Stock Repurchase

On August 20, 2010, the Company entered into an agreement with an investment bank counterparty to effect a structured repurchase of up to 12 million shares of its common stock. The Company entered into a structured stock repurchase agreement in order to lower the average cost of acquiring shares of its common stock. Under the terms of the agreement, the Company prepaid $169.2 million to the counterparty, which was recorded as a reduction of additional paid-in capital on the Consolidated Balance Sheet. The specific number of shares, if any, that the Company will purchase from the counterparty will vary based on the average of the daily volume-weighted average share price of the Company’s common stock over the measurement period for the transaction, less a pre-determined discount. Settlement of the transaction will occur after the end of the measurement period, which will end no later than November 30, 2010 and is subject to early termination by the counterparty. Upon settlement of the transaction, any excess prepayment amount may be returned to the Company in cash or, at the Company’s option, used to purchase additional shares of its common stock. The Company’s outstanding common stock will be reduced by the actual number of shares repurchased upon the settlement of the transaction and physical delivery of shares.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Related Party Transactions

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

Transactions with TD and Affiliates

As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.9% of the Company’s common stock as of September 30, 2010, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.

Insured Deposit Account Agreement

The Company is party to an IDA agreement with TD and certain Depository Institutions affiliated with TD. Under the IDA agreement, the Depository Institutions make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company a fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a flat fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums.

The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. For the month of September 2010, the IDA portfolio was comprised of approximately 8% component (a) investments, 82% component (b) investments and 10% component (c) investments.

In the event the fee computation results in a negative amount, the Company must pay the Depository Institutions the negative amount. This effectively results in the Company guaranteeing the Depository Institutions revenue of 25 basis points on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The fee computation under the IDA agreement is affected by many variables, including the type, duration, credit quality, principal balance and yield of the investment portfolio at the Depository Institutions, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative IDA fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the fee calculation to result in a negative amount is remote and the fair value of the guarantee is not material. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for the IDA agreement.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company earned fee income associated with the insured deposit account agreement of $682.2 million, $568.1 million and $628.7 million for fiscal years 2010, 2009 and 2008, respectively, which is reported as insured deposit account fees on the Consolidated Statements of Income.

Mutual Fund Agreements

The Company and an affiliate of TD are parties to a sweep fund agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs certain distribution and marketing support services with respect to those funds. In consideration for offering the funds and performing the distribution and marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the sweep fund agreement. The Company also performs certain services for the applicable fund and earns fees for those services. The agreement may be terminated by any party upon one year’s prior written notice and may be terminated by the Company upon 30 days’ prior written notice under certain circumstances. The Company earned fee income associated with these agreements of $9.8 million, $108.5 million and $201.2 million for fiscal years 2010, 2009 and 2008, respectively, which is included in investment product fees on the Consolidated Statements of Income.

Securities Borrowing and Lending

In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $1.2 million and $0.6 million of receivables from TDSI as of September 30, 2010 and 2009, respectively. Payable to brokers, dealers and clearing organizations includes $40.8 million and $34.0 million of payables to TDSI as of September 30, 2010 and 2009, respectively. The Company earned net interest revenue of $1.5 million, $0.1 million and $0.3 million for the fiscal years 2010, 2009 and 2008, respectively, associated with securities borrowing and lending with TDSI. The transactions with TDSI are subject to the same collateral requirements as transactions with other counterparties.

Referral and Strategic Alliance Agreement

TD Ameritrade, Inc. is a party to a referral and strategic alliance agreement with TD Bank, N.A. and TD Wealth Management Services, Inc. (“TDWMS”). The strategic alliance agreement has a term of five years beginning February 1, 2010 and is automatically renewable for successive three-year terms, provided that it may be terminated by any party after January 1, 2011 upon 180 days’ prior written notice. Under the agreement, TD Bank, N.A. will promote TD Ameritrade, Inc.’s brokerage services to its clients using a variety of marketing and referral programs and TDWMS referred its existing brokerage account clients to TD Ameritrade, Inc. while TDWMS discontinued its brokerage operations. TD Bank, N.A. clients that open brokerage accounts at TD Ameritrade, Inc. and TDWMS clients that elected to transfer their accounts to TD Ameritrade, Inc. are considered program clients. TD Ameritrade, Inc. retains a fee for providing brokerage services to the program clients, and the program’s net margin is shared equally between TD Ameritrade, Inc. and TD Bank, N.A. The Company earned pre-tax income associated with the referral and strategic alliance agreement of $0.8 million for fiscal year 2010.

Cash Management Services Agreement

Pursuant to a cash management services agreement, TD Bank USA provides cash management services to clients of TD Ameritrade, Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.8 million for fiscal years 2010 and 2009 and $1.0 million for fiscal year 2008, which is included in clearing and execution costs on the Consolidated Statements of Income. The cash management services agreement

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will continue in effect for as long as the IDA agreement remains in effect, provided that it may be terminated by TD Ameritrade, Inc. without cause upon 60 days’ prior written notice to TD Bank USA.

Indemnification Agreement for Phantom Stock Plan Liabilities

Pursuant to an indemnification agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD Discount Brokerage Holdings LLC (“TDDBH”), a wholly-owned subsidiary of TD, agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TDDBH. There were 23,930 and 43,590 SARs outstanding as of September 30, 2010 and 2009, respectively, with an approximate value of $1.1 million and $1.6 million, respectively. The indemnification agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there is no net effect on the Company’s results of operations resulting from such fluctuations.

Restricted Share Units and Related Swap Agreements

The Company assumed TD Waterhouse restricted share unit plan liabilities following the completion of the acquisition of TD Waterhouse. Restricted share units are phantom share units with a value equivalent to the Toronto Stock Exchange closing price of TD common shares on the day before the award issuance. These awards vest and mature on the third or fourth anniversary of the award date at the average of the high and low prices for the 20 trading days preceding the redemption date. The redemption value, after tax withholdings, is paid in cash. On the acquisition date of TD Waterhouse, the Company entered into equity swap agreements with an affiliate of TD to offset changes in TD’s common stock price. During fiscal 2008, the restricted stock units vested and were settled and the equity swap agreements expired. The Company recorded a loss on fair value adjustments to the equity swap agreements of $0.8 million in fiscal 2008, which is included in fair value adjustments of compensation-related derivative instruments on the Consolidated Statements of Income. Because the swap agreements were not designated for hedge accounting, the fair value adjustments are not recorded in the same category of the Consolidated Statements of Income as the corresponding compensation expense, which is recorded in the employee compensation and benefits category.

Canadian Call Center Services Agreement

Pursuant to the Canadian call center services agreement, TD receives and services client calls at its London, Ontario site for clients of TD Ameritrade, Inc. After May 1, 2013, either party may terminate this agreement without cause and without penalty by providing 24 months’ prior written notice. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian call center services agreement of $17.5 million, $16.0 million and $18.4 million for fiscal years 2010, 2009 and 2008, respectively, which is included in professional services expense on the Consolidated Statements of Income.

TD Waterhouse Canada Order Routing Agreement

TDAC is a party to an order routing agreement with TD Waterhouse Canada Inc. (“TDW Canada”), a wholly-owned subsidiary of TD. The agreement has a term of four years beginning May 20, 2010, provided that it may be

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated by either party upon 90 days’ prior written notice. Under the agreement, TDAC provides TDW Canada order routing services for U.S. equity and option orders to U.S. brokers and market centers with which TDW Canada has order execution arrangements. TDAC retains a percentage of the net payment for order flow revenue it receives on TDW Canada trades and remits the remainder to TDW Canada. The Company earned net payment for order flow revenue associated with the order routing agreement of $0.6 million for fiscal year 2010, which is included in other revenues on the Consolidated Statements of Income.

TD Waterhouse UK Servicing Agreement

TDAC is a party to a servicing agreement with TD Waterhouse Investor Services (Europe) Limited (“TDW UK”). The agreement has an initial term of ten years beginning July 16, 2010 and will automatically renew for consecutive two year terms, provided that either party may give written notice of its intent not to renew at least 180 days prior to the end of the initial term or any renewal term. Under the agreement, TDAC provides clearing services to clients of TDW UK that trade in U.S. equity securities. In exchange for such services, TDW UK pays TDAC a per trade commission. The Company earned commission revenues associated with the servicing agreement of $0.1 million for fiscal year 2010, which is included in commissions and transaction fees on the Consolidated Statements of Income.

Certificates of Deposit Brokerage Agreements

Effective as of September 24, 2008, TD Ameritrade, Inc. entered into a certificates of deposit brokerage agreement with TD Bank USA, under which TD Ameritrade, Inc. acts as agent for its clients in purchasing certificates of deposit from TD Bank USA. Under the agreement, TD Bank USA pays TD Ameritrade, Inc. a placement fee for each certificate of deposit issued in an amount agreed to by both parties. TD Ameritrade, Inc. has periodically promoted limited time offers to purchase a three-month TD Bank USA certificate of deposit with a premium yield to clients that made a deposit or transferred $25,000 into their TD Ameritrade, Inc. brokerage account during a specified time period. Under these promotions, TD Ameritrade, Inc. reimburses TD Bank USA for the subsidized portion of the premium yield paid to its clients. The Company incurred net costs to TD Bank USA associated with these promotional offers of $2.3 million and $3.5 million for fiscal years 2010 and 2009, respectively, which is included in advertising expense on the Consolidated Statements of Income.

Under a previous certificates of deposit agreement entered into on December 12, 2007 between TD Ameritrade, Inc. and TD Bank USA, TD Ameritrade, Inc. acted as an agent for its clients in purchasing certificates of deposit from TD Bank USA. Fees were calculated under the agreement in a manner consistent with the methodology of the IDA agreement described above. The Company incurred net fee expense associated with the agreement of $2.4 million for fiscal year 2008, which is included in net interest revenue on the Consolidated Statements of Income. This agreement was superseded by the September 24, 2008 certificates of deposit brokerage agreement described above.

Sale of thinkorswim Canada, Inc. and Trading Platform Hosting and Services Agreement

On June 11, 2009, immediately following the closing of the thinkorswim acquisition, the Company completed the sale of thinkorswim Canada, Inc. (“thinkorswim Canada”) to TDW Canada for cash equal to the total tangible equity of thinkorswim Canada immediately prior to the closing of the transaction. The Company received gross proceeds from the sale of approximately $1.7 million. The Company did not recognize a gain or loss on the sale of thinkorswim Canada.

In connection with the sale of thinkorswim Canada, the Company and TDW Canada entered into a trading platform hosting and services agreement. The agreement has an initial term of five years beginning June 11, 2009, and will automatically renew for additional periods of two years, unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-current term. Because this agreement represents contingent consideration to be paid for the sale of thinkorswim Canada, the Company recorded a $10.7 million

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable for the fair value of this agreement. Under this agreement, TDW Canada uses the thinkorswim trading platform and TD Ameritrade, Inc. provides the services to support the platform. In consideration for the performance by TD Ameritrade, Inc. of all its obligations under this agreement, TDW Canada pays TD Ameritrade, Inc., on a monthly basis, a fee based on average client trades per day and transactional revenues. Fees earned under the agreement are recorded as a reduction of the contingent consideration receivable until the receivable is reduced to zero, and thereafter will be recorded as fee revenue. As of September 30, 2010 and 2009, $9.7 million and $10.4 million, respectively, of contingent consideration is included in receivable from affiliates on the Consolidated Balance Sheets.

Other Related Party Transactions

TD Options LLC, a subsidiary of TD, paid the Company the amount of exchange-sponsored payment for order flow that it received for routing TD Ameritrade, Inc. client orders to the exchanges. The Company earned $0.5 million, $5.5 million and $3.5 million of payment for order flow revenues from TD Options LLC for fiscal years 2010, 2009 and 2008, respectively, which is included in commissions and transaction fees on the Consolidated Statements of Income.

TD Securities (USA) LLC, an indirect wholly-owned subsidiary of TD, was the joint lead manager and participated as an underwriter in the Company’s offering of $1.25 billion of Senior Notes in November 2009. In this capacity, TD Securities (USA) LLC earned a discount and commission of $0.5 million. This amount is being accounted for as part of the debt issuance costs included in other assets on the Consolidated Balance Sheets and is being amortized to interest expense over the terms of the respective Senior Notes.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$67,033	$25,058	$649,401	$—	$741,492
Cash and investments segregated in compliance with federal regulations	—	—	994,026	—	994,026
Receivable from brokers, dealers and clearing organizations	—	—	1,207,723	—	1,207,723
Receivable from clients, net of allowance for doubtful accounts	—	—	7,391,432	—	7,391,432
Investments in subsidiaries	5,180,736	4,751,641	543,556	(10,475,933)	—
Receivable from affiliates	1,782	218,437	128,147	(255,420)	92,946
Goodwill	—	—	2,467,013	—	2,467,013
Acquired intangible assets	—	145,674	978,585	—	1,124,259
Other	91,057	5,902	640,744	(29,676)	708,027

Total assets	$5,340,608	$5,146,712	$15,000,627	$(10,761,029)	$14,726,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,934,315	$—	$1,934,315
Payable to clients	—	—	6,810,391	—	6,810,391
Accounts payable and accrued liabilities	96,578	18,157	366,789	(5,218)	476,306
Payable to affiliates	174,144	1,845	82,675	(255,420)	3,244
Long-term debt	1,298,007	—	4,262	—	1,302,269
Other	—	42,563	410,409	(24,458)	428,514

Total liabilities	1,568,729	62,565	9,608,841	(285,096)	10,955,039
Stockholders’ equity	3,771,879	5,084,147	5,391,786	(10,475,933)	3,771,879

Total liabilities and stockholders’ equity	$5,340,608	$5,146,712	$15,000,627	$(10,761,029)	$14,726,918

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2009
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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

Net revenues	$16,227	$170	$2,560,518	$(16,224)	$2,560,691
Operating expenses	12,787	(2,763)	1,601,518	(16,224)	1,595,318

Operating income	3,440	2,933	959,000	—	965,373
Other expense	52,138	38	1,112	—	53,288

Income (loss) before income taxes and equity in income of subsidiaries	(48,698)	2,895	957,888	—	912,085
Provision for (benefit from) income taxes	(33,382)	(5,663)	358,942	—	319,897

Income (loss) before equity in income of subsidiaries	(15,316)	8,558	598,946	—	592,188
Equity in income of subsidiaries	607,504	596,197	10,272	(1,213,973)	—

Net income	$592,188	$604,755	$609,218	$(1,213,973)	$592,188

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

Net revenues	$30,614	$1,120	$2,407,032	$(30,840)	$2,407,926
Operating expenses	28,372	586	1,308,213	(30,723)	1,306,448

Operating income	2,242	534	1,098,819	(117)	1,101,478
Other expense	39,489	2,118	583	(117)	42,073

Income (loss) before income taxes and equity in income of subsidiaries	(37,247)	(1,584)	1,098,236	—	1,059,405
Provision for (benefit from) income taxes	(5,796)	558	420,938	—	415,700

Income (loss) before equity in income of subsidiaries	(31,451)	(2,142)	677,298	—	643,705
Equity in income of subsidiaries	675,156	676,849	—	(1,352,005)	—

Net income	$643,705	$674,707	$677,298	$(1,352,005)	$643,705

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

Net revenues	$52,752	$5,332	$2,532,276	$(53,004)	$2,537,356
Operating expenses	49,082	(1,151)	1,201,408	(53,004)	1,196,335

Operating income	3,670	6,483	1,330,868	—	1,341,021
Other expense (income)	78,393	(826)	(48)	—	77,519

Income (loss) before income taxes and equity in income of subsidiaries	(74,723)	7,309	1,330,916	—	1,263,502
Provision for (benefit from) income taxes	(24,485)	(6,944)	491,014	—	459,585

Income (loss) before equity in income of subsidiaries	(50,238)	14,253	839,902	—	803,917
Equity in income of subsidiaries	854,155	839,902	—	(1,694,057)	—

Net income	$803,917	$854,155	$839,902	$(1,694,057)	$803,917

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total

Net cash provided by (used in) operating activities	$(128,996)	$(732)	$714,404	$584,676
Cash flows from investing activities:
Purchase of property and equipment	—	—	(91,198)	(91,198)
Proceeds from redemption of money market funds	113	51,695	400	52,208
Other	—	16	(2,492)	(2,476)

Net cash provided by (used in) investing activities	113	51,711	(93,290)	(41,466)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248,557	—	—	1,248,557
Payment of debt issuance costs	(10,595)	—	—	(10,595)
Principal payments on long-term debt	(1,406,500)	—	(4,138)	(1,410,638)
Purchase of treasury stock	(265,599)	—	—	(265,599)
Prepayment of structured stock repurchase	(169,200)	—	—	(169,200)
Other	28,189	—	(13,769)	14,420

Net cash used in financing activities	(575,148)	—	(17,907)	(593,055)

Intercompany investing and financing activities, net	725,773	(135,000)	(590,773)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	126	126

Net increase (decrease) in cash and cash equivalents	21,742	(84,021)	12,560	(49,719)
Cash and cash equivalents at beginning of year	45,291	109,079	636,841	791,211

Cash and cash equivalents at end of year	$67,033	$25,058	$649,401	$741,492

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total

Net cash provided by (used in) operating activities	$87,986	$(74,046)	$981,476	$995,416
Cash flows from investing activities:
Purchase of property and equipment	—	—	(98,836)	(98,836)
Cash and cash equivalents acquired in business combinations	—	—	623,837	623,837
Cash paid in business combinations	—	(272,590)	(1,880)	(274,470)
Purchase of short-term investments	—	(328,690)	(1,069)	(329,759)
Proceeds from sale and maturity of short-term investments	—	395,490	498,787	894,277
Reclassification of money market funds to short-term investments	(774)	(6,422)	(360,870)	(368,066)
Other	—	4,520	716	5,236

Net cash provided by (used in) investing activities	(774)	(207,692)	660,685	452,219

Cash flows from financing activities:
Principal payments on long-term debt	(34,375)	—	—	(34,375)
Decrease in trust account deposits	—	—	(1,097,808)	(1,097,808)
Purchase of treasury stock	(74,568)	—	—	(74,568)
Other	22,668	—	(3,029)	19,639

Net cash used in financing activities	(86,275)	—	(1,100,837)	(1,187,112)

Intercompany investing and financing activities, net	—	293,723	(293,723)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(175)	(175)

Net increase in cash and cash equivalents	937	11,985	247,426	260,348
Cash and cash equivalents at beginning of year	52	159,025	254,710	413,787

Cash and cash equivalents at end of year	$989	$171,010	$502,136	$674,135

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)

(Dollars in thousands, except per share amounts)	For the Fiscal Year Ended September 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$624,618	$635,434	$691,804	$608,836
Operating income	$240,400	$227,465	$300,261	$197,245
Net income	$136,237	$162,552	$179,439	$113,959
Basic earnings per share	$0.23	$0.28	$0.31	$0.20
Diluted earnings per share	$0.23	$0.27	$0.30	$0.20

	For the Fiscal Year Ended September 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$610,729	$525,499	$613,768	$657,931
Operating income	$316,199	$232,504	$290,114	$262,661
Net income	$184,398	$132,030	$170,537	$156,740
Basic earnings per share	$0.31	$0.23	$0.30	$0.27
Diluted earnings per share	$0.31	$0.23	$0.30	$0.26

Quarterly amounts may not sum to fiscal year totals due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of September 30, 2010. In addition, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to the effectiveness and efficiency of operations and compliance with applicable laws and regulations as of September 30, 2010.

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

The Company’s consolidated financial statements have been audited by Ernst & Young LLP (“Ernst & Young”), an independent registered public accounting firm. As part of their audit, Ernst & Young considers the Company’s internal control to plan the audit and determine the nature, timing, and extent of audit procedures considered necessary to render their opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Ernst & Young has issued an audit opinion on the Company’s internal control over financial reporting. That opinion appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD Ameritrade Holding Corporation

We have audited TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD Ameritrade Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TD Ameritrade Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Ameritrade Holding Corporation as of September 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 19, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Minneapolis, Minnesota
November 19, 2010

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2010 (the “Proxy Statement”).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2010, information about compensation plans under which equity securities of the Company are authorized for issuance:

Number of Securities
Remaining Available
for Future
Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,214,170	$8.28	21,966,444 (1)

(1)	The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the “LTIP”) and the 2006 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of September 30, 2010, there were 15,946,866 shares and 1,250,214 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

The table above includes the following options assumed in connection with the Company’s acquisition of thinkorswim Group Inc. in fiscal 2009 and the Company’s merger with Datek Online Holdings Corp. in fiscal 2002:

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	275,387	$17.44

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

3.  Exhibits

     See Item 15(b) below.

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)
3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
4.2	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)
4.3	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.2)
4.4	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.2)
4.5	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.2)

Exhibit No.		Description

10	.1*	Form of Indemnification Agreement, dated as of May 30, 2006, between TD Ameritrade Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)
10	.2*	Employment Agreement, as amended and restated, effective as of June 11, 2008, between Joseph H. Moglia and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.3*	Amendment to Employment Agreement, dated as of September 29, 2008, between Joseph H. Moglia and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed on November 26, 2008)
10	.4*	Deferred Compensation Plan, effective as of March 1, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit B of Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 14, 2001)
10	.5*	Letter Agreement and Promissory Note, dated as of September 13, 2001, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on December 24, 2001)
10	.6*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.7*	Employment Agreement, as amended and restated, effective as of May 16, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.8*	Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.9*	Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)
10	.10*	Employment Agreement, as amended and restated, effective as of September 18, 2008, between John Bunch and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on February 5, 2010)
10	.11*	Executive Employment Term Sheet, dated as of January 14, 2009, between TD Ameritrade Holding Corporation and Peter J. Sidebottom (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 8, 2009)
10	.12*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2010)
10	.13*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.14*	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)
10	.15*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2010)
10	.16*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)
10	.17*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.18*	Form of Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.19*	Form of award letter to Bonus Recipients under the Directors Incentive Plan, dated February 27, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 1, 2006)

Exhibit No.		Description

10	.20*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 16, 2006)
10	.21*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)
10	.22*	Form of award letter to Bonus Recipients under the Executive Deferred Compensation Program, dated February 23, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2006)
10	.23*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 1, 2010)
10	.24*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)
10	.25*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.26*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)
10	.27*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.28*	thinkorswim Group Inc. Second Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit(a)(1)(F) to thinkorswim Group Inc.’s Form SC TO-I filed on April 17, 2009)
10	.29*	thinkorswim Group Inc. Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Annex A to the proxy statement filed by thinkorswim Group Inc. on April 24, 2008)
10	.30*	Telescan, Inc. Amended and Restated 1995 Stock Option Plan (incorporated by reference to Telescan, Inc.’s registration statement on Form S-8 filed on November 21, 2000)
10	.31*	Telescan, Inc. 2000 Stock Option Plan (incorporated by reference to Telescan, Inc.’s registration statement on Form S-8 filed on November 21, 2000)
10.32		Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)
10.33		Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.34		Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on November 13, 2009)
10.35		Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010
10.36		Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)

Exhibit No.		Description

10.37		Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)
10.38		Amended and Restated Credit Agreement, dated November 25, 2009, among TD Ameritrade Holding Corporation, the lending institutions party thereto and The Bank of New York Mellon, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 25, 2009)
10.39		Agreement and Plan of Merger, dated as of January 8, 2009, by and among TD Ameritrade Holding Corporation, Tango Acquisition Corporation One, Tango Acquisition Corporation Two and thinkorswim Group Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 14, 2009)
10.40		Stock Purchase Agreement, dated as of February 17, 2009, by and between TD Ameritrade Holding Corporation, Marlene M. Ricketts and the Joe and Marlene Ricketts Grandchildren’s Trust (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 8, 2009)
10.41		TD Ameritrade, Inc. Offer of Settlement before the Securities and Exchange Commission, effective July 20, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 7, 2009)
10.42		Assurance of Discontinuance Pursuant to Executive Law Section 63(15) between TD Ameritrade, Inc. and the Attorney General of the State of New York Investor Protection Bureau, effective July 20, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 7, 2009)
10.43		TD Ameritrade, Inc. Offer of Settlement before the Pennsylvania Securities Commission, effective July 20, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 7, 2009)
10	.44†	Letter Agreement to effect a structured stock repurchase, dated as of August 20, 2010, between TD Ameritrade Holding Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC
12		Statement Re: Computation of Ratio of Earnings to Fixed Charges
14		Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed May 6, 2004)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation
101	.LAB	XBRL Taxonomy Extension Label
101	.PRE	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

†	The Company has requested confidential treatment for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of November, 2010.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 19th day of November, 2010.

/s/ JOSEPH H. MOGLIA Joseph H. Moglia Chairman of the Board	/s/ MARK L. MITCHELL Mark L. Mitchell Director

/s/ W. EDMUND CLARK W. Edmund Clark	/s/ WILBUR J. PREZZANO Wilbur J. Prezzano
Vice Chairman of the Board	Director

/s/ MARSHALL A. COHEN Marshall A. Cohen	/s/ J. JOE RICKETTS J. Joe Ricketts
Director	Director

/s/ DAN W. COOK III Dan W. Cook III	/s/ J. PETER RICKETTS J. Peter Ricketts
Director	Director

/s/ WILLIAM H. HATANAKA William H. Hatanaka	/s/ ALLAN R. TESSLER Allan R. Tessler
Director	Director

/s/ KAREN E. MAIDMENT Karen E. Maidment Director