Form 10-Q
period 2010-12-31
TD AMERITRADE HOLDING CORP
filed 2011-02-04
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 27, 2011, there were 573,769,164 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION
INDEX

Page No.
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

Item 6. Exhibits	38

Signatures	39
EX-10.1
EX-10.2
EX-14
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation (the Company) as of December 31, 2010, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation as of September 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 19, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 4, 2011

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$893,383	$741,492
Short-term investments	3,595	3,592
Cash and investments segregated in compliance with federal regulations	527,343	994,026
Receivable from brokers, dealers and clearing organizations	944,822	1,207,723
Receivable from clients — net of allowance for doubtful accounts	8,315,435	7,391,432
Receivable from affiliates	100,426	92,946
Other receivables — net of allowance for doubtful accounts	67,146	68,928
Securities owned, at fair value	198,341	217,234
Property and equipment — net of accumulated depreciation and amortization	286,012	272,211
Goodwill	2,467,013	2,467,013
Acquired intangible assets — net of accumulated amortization	1,096,887	1,124,259
Deferred income taxes	9,407	9,915
Other assets	122,832	136,147

Total assets	$15,032,642	$14,726,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,797,810	$1,934,315
Payable to clients	7,011,564	6,810,391
Accounts payable and accrued liabilities	490,834	476,306
Payable to affiliates	3,604	3,244
Deferred revenue	57,029	63,512
Long-term debt	1,282,817	1,302,269
Capitalized lease obligations	18,854	20,799
Deferred income taxes	350,765	344,203

Total liabilities	11,013,277	10,955,039

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; December 31, 2010 — 573,634,541 outstanding; September 30, 2010 — 576,134,924 outstanding	6,314	6,314
Additional paid-in capital	1,558,992	1,390,283
Retained earnings	3,238,664	3,122,305
Treasury stock, common, at cost — December 31, 2010 — 57,747,319 shares; September 30, 2010 — 55,246,936 shares	(785,110)	(747,271)
Deferred compensation	322	196
Accumulated other comprehensive income	183	52

Total stockholders’ equity	4,019,365	3,771,879

Total liabilities and stockholders’ equity	$15,032,642	$14,726,918

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2010	2009
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$292,696	$309,388

Asset-based revenues:
Interest revenue	116,820	101,240
Brokerage interest expense	(1,292)	(1,827)

Net interest revenue	115,528	99,413

Insured deposit account fees	178,471	155,331
Investment product fees	40,697	29,421

Total asset-based revenues	334,696	284,165

Other revenues	28,798	31,065

Net revenues	656,190	624,618

Operating expenses:
Employee compensation and benefits	162,406	146,639
Clearing and execution costs	23,799	21,905
Communications	26,914	24,659
Occupancy and equipment costs	35,191	34,889
Depreciation and amortization	16,136	13,610
Amortization of acquired intangible assets	24,591	25,580
Professional services	40,316	33,707
Advertising	74,583	65,193
Other	18,167	18,036

Total operating expenses	422,103	384,218

Operating income	234,087	240,400

Other expense:
Interest on borrowings	10,825	11,629
Loss on debt refinancing	—	8,392

Total other expense	10,825	20,021

Pre-tax income	223,262	220,379
Provision for income taxes	78,223	84,142

Net income	$145,039	$136,237

Earnings per share — basic	$0.25	$0.23
Earnings per share — diluted	$0.25	$0.23

Weighted average shares outstanding — basic	575,485	587,843
Weighted average shares outstanding — diluted	581,243	595,634

Dividends declared per share	$0.05	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$145,039	$136,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,136	13,610
Amortization of acquired intangible assets	24,591	25,580
Deferred income taxes	6,538	30,979
Loss on disposal of property	284	644
Loss on debt refinancing	—	8,392
Stock-based compensation	8,781	9,181
Excess tax benefits on stock-based compensation	(4,634)	(5,320)
Other, net	60	(346)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	466,683	243,012
Receivable from brokers, dealers and clearing organizations	262,901	618,747
Receivable from clients, net	(924,003)	(616,750)
Receivable from/payable to affiliates, net	(7,018)	5,726
Other receivables, net	1,033	11,682
Securities owned	18,893	(251,533)
Other assets	(6,208)	(6,582)
Payable to brokers, dealers and clearing organizations	(136,505)	(487,454)
Payable to clients	201,173	631,217
Accounts payable and accrued liabilities	17,968	(89,480)
Deferred revenue	(6,483)	8,092

Net cash provided by operating activities	85,229	285,634

Cash flows from investing activities:
Purchase of property and equipment	(30,225)	(20,797)
Cash received in sale of business	5,228	—
Purchase of short-term investments	—	(1,100)
Proceeds from sale and maturity of short-term investments	—	1,100
Proceeds from redemption of money market funds	—	11,594

Net cash used in investing activities	(24,997)	(9,203)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended December 31,
	2010	2009
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$1,248,557
Payment of debt issuance costs	—	(10,032)
Principal payments on long-term debt	—	(1,406,500)
Principal payments on capital lease obligations	(1,945)	(3,718)
Proceeds from exercise of stock options; Three months ended December 31, 2010 — 113,012 shares; 2009 — 1,599,089 shares	718	5,835
Purchase of treasury stock; Three months ended December 31, 2010 — 121,487 shares; 2009 — 159,000 shares	(2,034)	(3,229)
Return of prepayment on structured stock repurchase	118,834	—
Payment of cash dividends	(28,680)	—
Excess tax benefits on stock-based compensation	4,634	5,320

Net cash provided by (used in) financing activities	91,527	(163,767)

Effect of exchange rate changes on cash and cash equivalents	132	16

Net increase in cash and cash equivalents	151,891	112,680
Cash and cash equivalents at beginning of period	741,492	791,211

Cash and cash equivalents at end of period	$893,383	$903,891

Supplemental cash flow information:
Interest paid	$18,402	$7,701
Income taxes paid	$54,003	$100,744
Tax benefit on exercises and distributions of stock-based compensation	$4,634	$9,414

Noncash financing activities:
Settlement of structured stock repurchase; 3,159,360 shares	$50,366	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month Periods Ended December 31, 2010 and 2009
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2010.
2. ACQUIRED INTANGIBLE ASSETS
The Company’s acquired intangible assets consist of the following as of December 31, 2010 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,229,431	$(359,273)	$870,158
Technology and content	99,161	(22,813)	76,348
Trade names	10,100	(8,028)	2,072
Non-competition agreement	5,486	(2,851)	2,635
Trademark license	145,674	—	145,674

	$1,489,852	$(392,965)	$1,096,887

Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2010 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense
2011 Remaining	$71,580
2012	92,370
2013	91,102
2014	90,641
2015	89,839
2016	85,544
Thereafter (to 2025)	430,137

Total	$951,213

3. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	December 31,	September 30,
	2010	2010
Corporate	$340,845	$234,993
Broker-dealer subsidiaries	459,728	426,618
Trust company subsidiary	60,632	50,937
Investment advisory subsidiaries	32,178	28,944

Total	$893,383	$741,492

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
4. INCOME TAXES
The Company’s effective income tax rate for the three months ended December 31, 2010 was 35.0%, compared to 38.2% for the three months December 31, 2009. The provision for income taxes for the three months ended December 31, 2010 was unusually low due to $4.9 million of favorable resolutions of state income tax matters and $1.4 million of favorable deferred income tax adjustments resulting from recent state income tax law changes. These items favorably impacted the Company’s earnings for the three months ended December 31, 2010 by approximately $0.01 per share.
5. LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	Face	Unamortized	Fair Value	Net Carrying
December 31, 2010	Value	Discount	Adjustment(1)	Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(164)	$6,093	$255,929
4.150% Senior Notes due 2014	500,000	(387)	23,627	523,240
5.600% Senior Notes due 2019	500,000	(614)	N/A	499,386

Total Senior Notes	1,250,000	(1,165)	29,720	1,278,555
Other	4,262	N/A	N/A	4,262

Total long-term debt	$1,254,262	$(1,165)	$29,720	$1,282,817

	Face	Unamortized	Fair Value	Net Carrying
September 30, 2010	Value	Discount	Adjustment(1)	Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(185)	$9,299	$259,114
4.150% Senior Notes due 2014	500,000	(411)	39,936	539,525
5.600% Senior Notes due 2019	500,000	(632)	N/A	499,368

Total Senior Notes	1,250,000	(1,228)	49,235	1,298,007
Other	4,262	N/A	N/A	4,262

Total long-term debt	$1,254,262	$(1,228)	$49,235	$1,302,269

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.
Interest Rate Swaps — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes.
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. For the three months ended December 31, 2010, the Company recorded a $19.5 million loss for the change in fair value of the interest rate swaps on the 2012 Notes and 2014 Notes and an offsetting $19.5 million fair value gain on the hedged fixed-rate debt. The offsetting fair value gains and losses were recorded in interest on borrowings on the Condensed Consolidated Statements of Income.
The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in thousands):

	December 31,	September 30,
	2010	2010
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$29,720	$49,235
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of December 31, 2010 and September 30, 2010, the interest rate swap counterparty for the 2012 Notes and 2014 Notes had pledged $31.2 million and $52.9 million of collateral, respectively, to the Company in the form of U.S. Treasury securities.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	December 31, 2010			September 30, 2010
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD Ameritrade Clearing, Inc.	$1,190,298	$188,917	$1,001,381	$1,092,692	$177,644	$915,048
TD Ameritrade, Inc.	223,410	1,000	222,410	142,859	1,000	141,859
Bellevue Chicago, LLC	N/A	N/A	N/A	39,039	250	38,789

Totals	$1,413,708	$189,917	$1,223,791	$1,274,590	$178,894	$1,095,696

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

TDATC’s Tier 1 capital was $22.0 million and $22.3 million as of December 31, 2010 and September 30, 2010, respectively, which exceeded the required Tier 1 capital by $12.0 million and $12.3 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TD Ameritrade, Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. On December 20, 2010, TD Ameritrade, Inc. received preliminary Court approval of a proposed class settlement agreement between TD Ameritrade, Inc. and plaintiffs Richard Holober and Brad Zigler. Under the proposed settlement, the Company will pay no less than $2.5 million in settlement benefits. Total compensation to be paid to all eligible members of the settlement class will not exceed $6.5 million, inclusive of any award of attorneys’ fees and costs. In addition, the settlement agreement provides that the Company will retain an independent information technology security consultant to assess whether the Company has met certain information technology security standards. The proposed settlement is subject to final approval by the Court. A hearing on final approval of the proposed settlement is scheduled for April 7, 2011.
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
TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the SEC and other regulatory authorities regarding TD Ameritrade, Inc.’s offering of the Yield Plus Fund to clients. TD Ameritrade, Inc. is cooperating with the investigations and requests. On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to the entry of an “Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions” (“Order”). In the Order, the SEC finds that TD Ameritrade, Inc. failed reasonably to supervise its registered representatives with a view to preventing their violations of Section 17(a)(2) of the Securities Act of 1933 in connection with their offer and sale of the Yield Plus Fund. TD Ameritrade, Inc. did not admit or deny any of the findings in the Order, and no fine was imposed. Under the settlement agreement, TD Ameritrade, Inc. agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continue to own those shares. Clients that purchased Yield Plus Fund shares through independent registered investment advisors are not eligible for the payment. The Company estimates that payments to clients under the settlement will total approximately $10 million. The Company had approximately $10 million accrued for this matter as of December 31, 2010.
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
The Company is unable to predict the outcome or the timing of the ultimate resolution of the Pennsylvania action and the Ross lawsuit, or the potential loss, if any, that may result from these unresolved matters. However, management believes the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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
Income Taxes — The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the condensed consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. The Toronto-Dominion Bank (“TD”) has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse Group, Inc. (“TD Waterhouse”) prior to the Company’s acquisition of TD Waterhouse in January 2006.
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
As of December 31, 2010, client excess margin securities of approximately $11.5 billion and stock borrowings of approximately $0.7 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $1.8 billion and repledged approximately $1.2 billion of that collateral as of December 31, 2010.
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
See “Insured Deposit Account Agreement” in Note 12 for a description of a guarantee included in that agreement.
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
8. FAIR VALUE DISCLOSURES
Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of December 31, 2010 and September 30, 2010 (dollars in thousands):

	As of December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
U.S. government securities	$—	$2,496	$—	$2,496
U.S. government agency debt securities	—	1,099	—	1,099

Subtotal — Short-term investments	—	3,595	—	3,595

Securities owned:
Auction rate securities	—	—	194,523	194,523
Money market and other mutual funds	—	—	970	970
Equity securities	864	224	—	1,088
Municipal debt securities	—	542	—	542
Corporate debt securities	—	534	—	534
Other debt securities	—	684	—	684

Subtotal — Securities owned	864	1,984	195,493	198,341

Other assets:
Interest rate swaps(1)	—	29,720	—	29,720

Total assets at fair value	$864	$35,299	$195,493	$231,656

Liabilities:
Securities sold, not yet purchased:
Equity securities	$14,042	$18	$—	$14,060
Municipal debt securities	—	124	—	124
Corporate debt securities	—	15	—	15
Other debt securities	—	127	—	127

Total — Securities sold, not yet purchased (2)	$14,042	$284	$—	$14,326

(1)	Amount is included in other assets on the Condensed Consolidated Balance Sheets. See “Interest Rate Swaps” in Note 5 for details.

(2)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	As of September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
U.S. government securities	$—	$2,494	$—	$2,494
U.S. government agency debt securities	—	1,098	—	1,098

Subtotal — Short-term investments	—	3,592	—	3,592

Securities owned:
Auction rate securities	—	—	209,288	209,288
Money market and other mutual funds	—	—	5,404	5,404
Equity securities	453	10	—	463
Municipal debt securities	—	1,487	—	1,487
Corporate debt securities	—	487	—	487
Other debt securities	—	105	—	105

Subtotal — Securities owned	453	2,089	214,692	217,234

Other assets:
Interest rate swaps (1)	—	49,235	—	49,235

Total assets at fair value	$453	$54,916	$214,692	$270,061

Liabilities:
Securities sold, not yet purchased:
Equity securities	$2,213	$14	$—	$2,227
Municipal debt securities	—	375	—	375
Corporate debt securities	—	378	—	378
Other debt securities	—	161	—	161

Total — Securities sold, not yet purchased (2)	$2,213	$928	$—	$3,141

(1)	Amount is included in other assets on the Condensed Consolidated Balance Sheets. See “Interest Rate Swaps” in Note 5 for details.

(2)	Amounts are included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
There were no transfers between levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months ended December 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended December 31, 2010
			Purchases,
		Net Gains	Sales,
	September 30,	Included in	Issuances and	December 31,
	2010	Earnings(1)	Settlements, Net	2010
Assets:
Securities owned:
Auction rate securities	$209,288	$379	$(15,144)	$194,523
Money market and other mutual funds	5,404	—	(4,434)	970

Total — Securities owned	$214,692	$379	$(19,578)	$195,493

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and do not relate to assets held as of December 31, 2010.

	Three Months Ended December 31, 2009
			Purchases,
		Net Gains	Sales,
	September 30,	Included in	Issuances and	December 31,
	2009	Earnings(1)	Settlements, Net	2009
Assets:
Short-term investments:
Money market mutual funds	$50,971	$—	$(11,594)	$39,377
Securities owned:
Auction rate securities	14,579	371	251,707	266,657
Money market and other mutual funds	5,049	—	(442)	4,607

Subtotal — Securities owned	19,628	371	251,265	271,264

Total assets at fair value	$70,599	$371	$239,671	$310,641

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and do not relate to assets held as of December 31, 2009.
There were no nonfinancial assets or liabilities measured at fair value during the three months ended December 31, 2010 and 2009.
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
Auction Rate Securities (“ARS”) — ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions. During fiscal 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of Company ARS holdings is estimated based on an internal pricing model. The pricing model takes into consideration the characteristics of the underlying securities as well as multiple inputs, including counterparty credit quality, expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment.
Fair Value of Senior Notes
As of December 31, 2010, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.30 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated

Balance Sheet of $1.28 billion. As of September 30, 2010, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.34 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.30 billion.
9. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2010	2009
Net income	$145,039	$136,237

Weighted average shares outstanding — basic	575,485	587,843
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	5,758	7,791

Weighted average shares outstanding — diluted	581,243	595,634

Earnings per share — basic	$0.25	$0.23
Earnings per share — diluted	$0.25	$0.23
10. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended December 31,
	2010	2009
Net income	$145,039	$136,237

Other comprehensive income:
Foreign currency translation adjustment	131	18

Comprehensive income	$145,170	$136,255

11. STRUCTURED STOCK REPURCHASE
On August 20, 2010, the Company entered into an agreement with an investment bank counterparty to effect a structured repurchase of up to 12 million shares of its common stock. The Company entered into this structured stock repurchase agreement in order to lower the average cost of acquiring shares of its common stock. Under the terms of the agreement, the Company prepaid $169.2 million to the counterparty, which was recorded as a reduction of additional paid-in capital on the Condensed Consolidated Balance Sheet. Settlement of the transaction occurred on December 1, 2010 and the Company purchased approximately 3.2 million shares for approximately $50.4 million ($15.94 per share). The number of shares the Company purchased from the counterparty and the purchase price were based on the average of the daily volume-weighted average share price of the Company’s common stock over the measurement period for the transaction, less a pre-determined discount. Upon settlement of the transaction, the excess prepayment amount of $118.8 million was returned to the Company in cash and was recorded as additional paid-in capital.
12. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 46.1% of the Company’s common stock as of December 31, 2010, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.

Insured Deposit Account Agreement
The Company is party to an insured deposit account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and TD. Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company a fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a flat fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums.
The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. For the month of December 2010, the IDA portfolio was comprised of approximately 5% component (a) investments, 87% component (b) investments and 8% component (c) investments.
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
The Company earned fee income associated with the insured deposit account agreement of $178.5 million and $155.3 million for the three months ended December 31, 2010 and 2009, respectively, which is reported as insured deposit account fees on the Condensed Consolidated Statements of Income.
Mutual Fund Agreements
The Company and an affiliate of TD are parties to a sweep fund agreement, transfer agency agreement, shareholder services agreement and a dealer agreement pursuant to which certain mutual funds are made available as money market sweep or direct purchase options to Company clients. The Company performs certain distribution and marketing support services with respect to those funds. In consideration for offering the funds and performing the distribution and marketing support services, an affiliate of TD compensates the Company in accordance with the provisions of the sweep fund agreement. The Company also performs certain services for the applicable fund and earns fees for those services. The agreement may be terminated by any party upon one year’s prior written notice and may be terminated by the Company upon 30 days’ prior written notice under certain circumstances. The Company earned fee income associated with these agreements of $3.6 million and $2.8 million for the three months ended December 31, 2010 and 2009, respectively, which is included in investment product fees on the Condensed Consolidated Statements of Income.
Securities Borrowing and Lending
In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”), an affiliate of TD. Receivable from brokers, dealers and clearing organizations includes $0.6 million and $1.2 million of receivables from TDSI as of December 31, 2010 and September 30, 2010, respectively. Payable to brokers, dealers and clearing organizations includes $86.5 million and $40.8 million of payables to TDSI as of December 31, 2010 and September 30, 2010, respectively. The Company earned net interest revenue of $0.9 million and $0.4 million for the three months ended December 31, 2010 and 2009, respectively, associated with securities borrowing and lending with TDSI. The transactions with TDSI are subject to the same collateral requirements as transactions with other counterparties.

Referral and Strategic Alliance Agreement
TD Ameritrade, Inc. is a party to a referral and strategic alliance agreement with TD Bank, N.A. and TD Wealth Management Services, Inc. (“TDWMS”). The strategic alliance agreement has a term of five years beginning February 1, 2010 and is automatically renewable for successive three-year terms, provided that it may be terminated by any party after January 1, 2011 upon 180 days’ prior written notice. Under the agreement, TD Bank, N.A. will promote TD Ameritrade, Inc.’s brokerage services to its clients using a variety of marketing and referral programs and TDWMS referred its existing brokerage account clients to TD Ameritrade, Inc. while TDWMS discontinued its brokerage operations. TD Bank, N.A. clients that open brokerage accounts at TD Ameritrade, Inc. and TDWMS clients that elected to transfer their accounts to TD Ameritrade, Inc. are considered program clients. TD Ameritrade, Inc. retains a fee for providing brokerage services to the program clients, and the program’s net margin is shared equally between TD Ameritrade, Inc. and TD Bank, N.A. The Company earned pre-tax income associated with the referral and strategic alliance agreement of $0.2 million for the three months ended December 31, 2010.
Cash Management Services Agreement
Pursuant to a cash management services agreement, TD Bank USA provides cash management services to clients of TD Ameritrade, Inc. In exchange for such services, the Company pays TD Bank USA service-based fees agreed upon by the parties. The Company incurred expense associated with the cash management services agreement of $0.2 million for the three months ended December 31, 2010 and 2009, which is included in clearing and execution costs on the Condensed Consolidated Statements of Income. The cash management services agreement will continue in effect for as long as the IDA agreement remains in effect, provided that it may be terminated by TD Ameritrade, Inc. without cause upon 60 days’ prior written notice to TD Bank USA.
Indemnification Agreement for Phantom Stock Plan Liabilities
Pursuant to an indemnification agreement, the Company agreed to assume TD Waterhouse liabilities related to the payout of awards under The Toronto-Dominion Bank 2002 Phantom Stock Incentive Plan following the completion of the TD Waterhouse acquisition. Under this plan, participants were granted units of stock appreciation rights (“SARs”) based on TD’s common stock that generally vest over four years. Upon exercise, the participant receives cash representing the appreciated value of the units between the grant date and the redemption date. In connection with the payout of awards under the 2002 Phantom Stock Incentive Plan, TD agreed to indemnify the Company for any liabilities incurred by the Company in excess of the provision for such liability included on the closing date balance sheet of TD Waterhouse. In addition, in the event that the liability incurred by the Company in connection with the 2002 Phantom Stock Incentive Plan is less than the provision for such liability included on the closing date balance sheet of TD Waterhouse, the Company agreed to pay the difference to TD. There were 8,600 and 23,930 SARs outstanding as of December 31, 2010 and September 30, 2010, respectively, with an approximate value of 0.5 million and $1.1 million, respectively. The indemnification agreement effectively protects the Company against fluctuations in TD’s common stock price with respect to the SARs, so there is no net effect on the Company’s results of operations resulting from such fluctuations.
Canadian Call Center Services Agreement
Pursuant to the Canadian call center services agreement, TD receives and services client calls at its London, Ontario site for clients of TD Ameritrade, Inc. After May 1, 2013, either party may terminate this agreement without cause and without penalty by providing 24 months’ prior written notice. In consideration of the performance by TD of the call center services, the Company pays TD, on a monthly basis, an amount approximately equal to TD’s monthly cost. The Company incurred expenses associated with the Canadian call center services agreement of $4.3 million for the three months ended December 31, 2010 and 2009, which is included in professional services expense on the Condensed Consolidated Statements of Income.
TD Waterhouse Canada Order Routing Agreement
TDAC is a party to an order routing agreement with TD Waterhouse Canada Inc. (“TDW Canada”), a wholly-owned subsidiary of TD. The agreement has a term of four years beginning May 20, 2010, provided that it may be terminated by either party upon 90 days’ prior written notice. Under the agreement, TDAC provides TDW Canada order routing services for U.S. equity and option orders to U.S. brokers and market centers with which TDW Canada has order execution arrangements. TDAC retains a percentage of the net payment for order flow revenue it receives on TDW Canada trades and remits the remainder to TDW Canada. The Company earned net payment for order flow revenue associated with the order routing agreement of $0.6 million for the three months ended December 31, 2010, which is included in other revenues on the Condensed Consolidated Statements of Income.
TD Waterhouse UK Servicing Agreement
TDAC is a party to a servicing agreement with TD Waterhouse Investor Services (Europe) Limited (“TDW UK”). The agreement has an initial term of ten years beginning July 16, 2010 and will automatically renew for consecutive two year terms, provided that either party may give written notice of its intent not to renew at least 180 days prior to the end of the initial term or any renewal term. Under the agreement, TDAC provides clearing services to clients of TDW UK that trade in U.S. equity securities. In exchange for such services, TDW UK pays TDAC a per trade commission. The Company earned commission revenues associated with the servicing agreement of $0.1 million for the three months ended December 31, 2010, which is included in commissions and transaction fees on the Condensed Consolidated Statements of Income.
Certificates of Deposit Brokerage Agreement
TD Ameritrade, Inc. is party to a certificates of deposit brokerage agreement with TD Bank USA, under which TD Ameritrade, Inc. acts as agent for its clients in purchasing certificates of deposit from TD Bank USA. Under the agreement, TD Bank USA pays TD Ameritrade, Inc. a placement fee for each certificate of deposit issued in an amount agreed to by both parties. TD Ameritrade, Inc. has periodically promoted limited time offers to purchase a three-month TD Bank USA certificate of deposit with a premium yield to clients that made a deposit or transferred $25,000 into their TD Ameritrade, Inc. brokerage account during a specified time period. Under these promotions, TD Ameritrade, Inc. reimburses TD Bank USA for the subsidized portion of the premium yield paid to its clients. The Company incurred net costs to TD Bank USA associated with these promotional offers of $1.0 million for the three months ended December 31, 2010 and 2009, which is included in advertising expense on the Condensed Consolidated Statements of Income.
Trading Platform Hosting and Services Agreement
On June 11, 2009, immediately following the closing of the Company’s acquisition of thinkorswim Group Inc. (“thinkorswim”), the Company completed the sale of thinkorswim Canada, Inc. (“thinkorswim Canada”) to TDW Canada. In connection with the sale of thinkorswim Canada, the Company and TDW Canada entered into a trading platform hosting and services agreement. The agreement has an initial term of five years beginning June 11, 2009, and will automatically renew for additional periods of two years, unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of the then-current term. Because this agreement represents contingent consideration to be paid for the sale of thinkorswim Canada, the Company recorded a $10.7 million receivable for the fair value of this agreement. Under this agreement, TDW Canada uses the thinkorswim trading platform and TD Ameritrade, Inc. provides the services to support the platform. In consideration for the performance by TD Ameritrade, Inc. of all its obligations under this agreement, TDW Canada pays TD Ameritrade, Inc., on a monthly basis, a fee based on average client trades per day and transactional revenues. Fees earned under the agreement are recorded as a reduction of the contingent consideration receivable until the receivable is reduced to zero, and thereafter will be recorded as fee revenue. As of December 31, 2010 and September 30, 2010, $9.6 million and $9.7 million, respectively, of contingent consideration is included in receivable from affiliates on the Condensed Consolidated Balance Sheets.
Other Related Party Transactions
TD Options LLC, a subsidiary of TD, paid the Company the amount of exchange-sponsored payment for order flow that it received for routing TD Ameritrade, Inc. client orders to the exchanges. The Company earned $0.5 million of payment for order flow revenues from TD Options LLC for the three months ended December 31, 2009, which is included in commissions and transaction fees on the Condensed Consolidated Statements of Income.
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
13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Senior Notes are jointly and severally and fully and unconditionally guaranteed by TD Ameritrade Online Holdings Corp. (“TDAOH”), a wholly-owned subsidiary of the Company. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated.
TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$125,602	$29,943	$737,838	$—	$893,383
Cash and investments segregated in compliance with federal regulations	—	—	527,343	—	527,343
Receivable from brokers, dealers and clearing organizations	—	—	944,822	—	944,822
Receivable from clients, net of allowance for doubtful accounts	—	—	8,315,435	—	8,315,435
Investments in subsidiaries	5,349,383	4,899,983	552,128	(10,801,494)	—
Receivable from affiliates	843	213,975	109,711	(224,103)	100,426
Goodwill	—	—	2,467,013	—	2,467,013
Acquired intangible assets	—	145,674	951,213	—	1,096,887
Other	66,971	5,535	640,976	(26,149)	687,333

Total assets	$5,542,799	$5,295,110	$15,246,479	$(11,051,746)	$15,032,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,797,810	$—	$1,797,810
Payable to clients	—	—	7,011,564	—	7,011,564
Accounts payable and accrued liabilities	96,538	18,217	381,337	(5,258)	490,834
Payable to affiliates	148,341	1,771	77,595	(224,103)	3,604
Long-term debt	1,278,555	—	4,262	—	1,282,817
Other	—	42,319	405,220	(20,891)	426,648

Total liabilities	1,523,434	62,307	9,677,788	(250,252)	11,013,277

Stockholders’ equity	4,019,365	5,232,803	5,568,691	(10,801,494)	4,019,365

Total liabilities and stockholders’ equity	$5,542,799	$5,295,110	$15,246,479	$(11,051,746)	$15,032,642

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2010
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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$3,825	$62	$656,174	$(3,871)	$656,190
Operating expenses	3,613	63	422,298	(3,871)	422,103

Operating income (loss)	212	(1)	233,876	—	234,087
Other expense	10,748	—	77	—	10,825

Income (loss) before income taxes and equity in income of subsidiaries	(10,536)	(1)	233,799	—	223,262
Provision for (benefit from) income taxes	(7,058)	(316)	85,597	—	78,223

Income (loss) before equity in income of subsidiaries	(3,478)	315	148,202	—	145,039
Equity in income of subsidiaries	148,517	151,123	8,572	(308,212)	—

Net income	$145,039	$151,438	$156,774	$(308,212)	$145,039

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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by (used in) operating activities	$(14,903)	$4,885	$95,247	$85,229
Cash flows from investing activities:
Purchase of property and equipment	—	—	(30,225)	(30,225)
Cash received in sale of business	—	—	5,228	5,228

Net cash used in investing activities	—	—	(24,997)	(24,997)

Cash flows from financing activities:
Purchase of treasury stock	(2,034)	—	—	(2,034)
Return of prepayment on structured stock repurchase	118,834	—	—	118,834
Payment of cash dividends	(28,680)	—	—	(28,680)
Other	5,352	—	(1,945)	3,407

Net cash provided by (used in) financing activities	93,472	—	(1,945)	91,527

Intercompany investing and financing activities, net	(20,000)	—	20,000	—
Effect of exchange rate changes on cash and cash equivalents	—	—	132	132

Net increase in cash and cash equivalents	58,569	4,885	88,437	151,891
Cash and cash equivalents at beginning of period	67,033	25,058	649,401	741,492

Cash and cash equivalents at end of period	$125,602	$29,943	$737,838	$893,383

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of our migration of client cash balances into the insured deposit account offering; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.
The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures and capacity constraints; network security risks; our ability to service debt obligations; our ability to achieve the benefits of the thinkorswim Group Inc. (“thinkorswim”) acquisition; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2010, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.

We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; valuation of stock-based compensation; estimates of effective income tax rates, deferred income taxes and related valuation allowances; and valuation of guarantees. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2010.
Unless otherwise indicated, the terms “we,” “us,” “our” or “Company” in this report refer to TD Ameritrade Holding Corporation and its wholly-owned subsidiaries. The term “GAAP” refers to U.S. generally accepted accounting principles.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com (in the “Investors” section under the heading “Financial Reports”) and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2010. Since the issuance of our Form 10-K, the definition of “Liquid assets” has been renamed “Liquid assets — regulatory threshold” and “Liquid assets — management target” was added as a new metric. We consider our liquid assets metrics to be important measures of our liquidity. Liquid assets — management target reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances, while liquid assets — regulatory threshold reflects our liquidity that would be available under unusual operating circumstances. In addition to the updated liquid assets metrics, we added “Average client trades per funded account (annualized)” as a new metric. The updated definitions are as follows (italics within a definition indicate other defined terms that appear elsewhere in the Glossary):
Average client trades per funded account (annualized) — Total trades divided by the average number of funded accounts during the period, annualized based on the number of trading days in the fiscal year.
Liquid assets — management target — Liquid assets — management target is a non-GAAP financial measure. We define liquid assets — management target as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in liquid assets — management target, rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (c) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. We consider liquid assets — management target to be a measure that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. Liquid assets — regulatory threshold is a related metric that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
Liquid assets — regulatory threshold — Liquid assets — regulatory threshold is a non-GAAP financial measure. We define liquid assets — regulatory threshold as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of 120% of the minimum dollar net capital requirement or in excess of 8 1/3% of aggregate indebtedness and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in liquid assets — regulatory threshold, rather than simply including broker-dealer and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust company subsidiaries to the parent company. We consider liquid assets — regulatory threshold to be a measure that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances. Liquid assets — management target is a related metric that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended December 31,
	2010		2009
		% of Net		% of Net
EBITDA	$	Revenue	$	Revenue
EBITDA	$274,814	41.9%	$271,198	43.4%
Less:
Depreciation and amortization	(16,136)	(2.5%)	(13,610)	(2.2%)
Amortization of acquired intangible assets	(24,591)	(3.7%)	(25,580)	(4.1%)
Interest on borrowings	(10,825)	(1.6%)	(11,629)	(1.9%)
Provision for income taxes	(78,223)	(11.9%)	(84,142)	(13.5%)

Net income	$145,039	22.1%	$136,237	21.8%

Our EBITDA increased slightly for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to a 5% increase in net revenues and the effect of an $8.4 million loss on debt refinancing during the first quarter of fiscal 2010, substantially offset by a 10% increase in total operating expenses. The increase in net revenues was due primarily to growth in average spread-based balances, partially offset by lower net interest margin earned on the spread-based balances and lower average commissions and transaction fees per trade. The increase in total operating expenses was due primarily to increases in employee compensation and benefits, advertising and professional services expenses. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the three months ended December 31, 2010, asset-based revenues and transaction-based revenues accounted for 51% and 45% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended
	December 31,		Increase/
	2010	2009	(Decrease)
Avg. interest-earning assets (excluding conduit business)	$12,972	$15,522	$(2,550)
Avg. insured deposit account balances	44,735	32,578	12,157

Avg. spread-based balances	$57,707	$48,100	$9,607

Net interest revenue (excluding conduit business)	$115.4	$99.2	$16.2
Insured deposit account fee revenue	178.5	155.3	23.2

Spread-based revenue	$293.9	$254.5	$39.4

Avg. annualized yield — interest-earning assets (excluding conduit business)	3.48%	2.50%	0.98%
Avg. annualized yield — insured deposit account fees	1.56%	1.87%	(0.31%)
Net interest margin (NIM)	1.99%	2.07%	(0.08%)
The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)
	Three months ended
	December 31,		Increase/
	2010	2009	(Decrease)
Segregated cash	$1.1	$2.6	$(1.5)
Client margin balances	92.8	74.7	18.1
Securities borrowing (excluding conduit business)	22.3	23.0	(0.7)
Other cash and interest-earning investments, net	0.2	0.3	(0.1)
Client credit balances	(0.5)	(1.1)	0.6
Securities lending (excluding conduit business)	(0.5)	(0.3)	(0.2)

Net interest revenue (excluding conduit business)	115.4	99.2	16.2

Securities borrowing — conduit business	0.2	0.5	(0.3)
Securities lending — conduit business	(0.1)	(0.3)	0.2

Net interest revenue	$115.5	$99.4	$16.1

	Average Balance
	Three months ended
	December 31,		%
	2010	2009	Change
Segregated cash	$3,266	$7,823	(58%)
Client margin balances	8,121	6,081	34%
Securities borrowing (excluding conduit business)	532	745	(29%)
Other cash and interest-earning investments	1,053	873	21%

Interest-earning assets (excluding conduit business)	12,972	15,522	(16%)
Securities borrowing — conduit business	359	561	(36%)

Interest-earning assets	$13,331	$16,083	(17%)

Client credit balances	$7,970	$10,901	(27%)
Securities lending (excluding conduit business)	1,601	1,593	1%

Interest-bearing liabilities (excluding conduit business)	9,571	12,494	(23%)
Securities lending — conduit business	359	561	(36%)

Interest-bearing liabilities	$9,930	$13,055	(24%)

	Avg. Annualized Yield (Cost)
	Three months ended		Net Yield
	December 31,		Increase/
	2010	2009	(Decrease)
Segregated cash	0.13%	0.13%	0.00%
Client margin balances	4.47%	4.81%	(0.34%)
Other cash and interest-earning investments, net	0.09%	0.12%	(0.03%)
Client credit balances	(0.03%)	(0.04%)	0.01%

Net interest revenue (excluding conduit business)	3.48%	2.50%	0.98%

Securities borrowing — conduit business	0.28%	0.35%	(0.07%)
Securities lending — conduit business	(0.13%)	(0.22%)	0.09%

Net interest revenue	3.39%	2.42%	0.97%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue
	Three months ended
	December 31,		Increase/
	2010	2009	(Decrease)
Money market mutual fund	$3.6	$2.8	$0.8
Other investment product fees	37.1	26.6	$10.5

Total investment product fees	$40.7	$29.4	$11.3

	Average Balance
	Three months ended
	December 31,		%
	2010	2009	Change
Money market mutual fund	$8,837	$11,942	(26%)
Other fee-based investment balances	63,908	46,516	37%

Total fee-based investment balances	$72,745	$58,458	24%

	Average Annualized Yield
	Three months ended
	December 31,		Increase/
	2010	2009	(Decrease)
Money market mutual fund	0.16%	0.09%	0.07%
Other investment product fees	0.23%	0.22%	0.01%
Total investment product fees	0.22%	0.20%	0.02%
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended
	December 31,		%
	2010	2009	Change
Total trades (in millions)	23.62	23.85	(1%)
Average commissions and transaction fees per trade (1)	$12.39	$12.98	(5%)
Average client trades per day	371,916	378,561	(2%)
Average client trades per total account (annualized)	11.8	12.5	(6%)
Average client trades per funded account (annualized)	17.2	17.9	(4%)
Activity rate — total accounts	4.7%	5.0%	(6%)
Activity rate — funded accounts	6.8%	7.1%	(4%)
Trading days	63.5	63.0	1%

(1)	Average commissions and transaction fees per trade excludes thinkorswim active trader and TD Waterhouse UK businesses.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended
	December 31,		%
	2010	2009	Change
Total accounts (beginning of period)	7,946,000	7,563,000	5%
New accounts opened	164,000	180,000	(9%)
Accounts closed	(73,000)	(68,000)	7%

Total accounts (end of period)	8,037,000	7,675,000	5%

Percentage change during period	1%	1%

Funded accounts (beginning of period)	5,455,000	5,279,000	3%
Funded accounts (end of period)	5,491,000	5,327,000	3%
Percentage change during period	1%	1%

Client assets (beginning of period, in billions)	$354.8	$302.0	17%
Client assets (end of period, in billions)	$386.4	$318.6	21%
Percentage change during period	9%	5%

Net new assets (in billions)	$9.7	$8.7	11%
Net new assets annualized growth rate (1)	11%	12%	(6%)

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended
	December 31,		%
	2010	2009	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$292.7	$309.4	(5%)

Asset-based revenues:
Interest revenue	116.8	101.2	15%
Brokerage interest expense	(1.3)	(1.8)	(29%)

Net interest revenue	115.5	99.4	16%

Insured deposit account fees	178.5	155.3	15%
Investment product fees	40.7	29.4	38%

Total asset-based revenues	334.7	284.2	18%
Other revenues	28.8	31.1	(7%)

Net revenues	656.2	624.6	5%

Operating expenses:
Employee compensation and benefits	162.4	146.6	11%
Clearing and execution costs	23.8	21.9	9%
Communications	26.9	24.7	9%
Occupancy and equipment costs	35.2	34.9	1%
Depreciation and amortization	16.1	13.6	19%
Amortization of acquired intangible assets	24.6	25.6	(4%)
Professional services	40.3	33.7	20%
Advertising	74.6	65.2	14%
Other	18.2	18.0	1%

Total operating expenses	422.1	384.2	10%

Operating income	234.1	240.4	(3%)

Other expense:
Interest on borrowings	10.8	11.6	(7%)
Loss on debt refinancing	—	8.4	(100%)

Total other expense	10.8	20.0	(46%)

Pre-tax income	223.3	220.4	1%
Provision for income taxes	78.2	84.1	(7%)

Net income	$145.0	$136.2	6%

Other information:
Effective income tax rate	35.0%	38.2%
Average debt outstanding	$1,273.2	$1,378.3	(8%)
Average interest rate incurred on borrowings	3.09%	2.94%
Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.

Three-Month Periods Ended December 31, 2010 and 2009
Net Revenues
Commissions and transaction fees decreased 5% to $292.7 million, primarily due to lower average commissions and transaction fees per trade and slightly lower average client trades per day. Average commissions and transaction fees per trade decreased to $12.39 per trade for the first quarter of fiscal 2011 from $12.98 for the first quarter of fiscal 2010, primarily due to lower payment for order flow revenue per trade and the mix of client trading activity during the first quarter of fiscal 2011. Average client trades per day decreased 2% to 371,916 for the first quarter of fiscal 2011 compared to 378,561 for the first quarter of fiscal 2010. Average client trades per funded account (annualized) were 17.2 for the first quarter of fiscal 2011 compared to 17.9 for the first quarter of fiscal 2010.
Net interest revenue increased 16% to $115.5 million, due primarily to a 34% increase in average client margin balances, partially offset by a decrease of 34 basis points in the average yield earned on client margin balances for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
Insured deposit account fees increased 15% to $178.5 million, due primarily to a 37% increase in average client insured deposit account balances during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering. We began migrating client cash in April 2009 and completed the program in January 2010. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances. The effect of the increased insured deposit account balances was partially offset by a decrease of 31 basis points in the average yield earned on the insured deposit account assets during the first quarter of fiscal 2011.
Investment product fees increased 38% to $40.7 million, primarily due to a 37% increase in average other fee-based investment balances and an increase of 7 basis points in the average yield earned on client money market mutual fund balances, partially offset by a 26% decrease in average money market mutual fund balances in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above.
Operating Expenses
Employee compensation and benefits expense increased 11% to $162.4 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The average number of full-time equivalent employees was 5,257 for the first quarter of fiscal 2011 compared to 5,240 for the first quarter of fiscal 2010.
Clearing and execution costs increased 9% to $23.8 million, due primarily to an increase in outsourced clearing fees for our thinkorswim business in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
Communications expense increased 9% to $26.9 million, due primarily to increased costs for quotes and market information during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
Depreciation and amortization increased 19% to $16.1 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements.
Professional services increased 20% to $40.3 million, primarily due to higher usage of consulting and contract services during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim.
Advertising expense increased 14% to $74.6 million, primarily due to the timing of more marketing campaigns earlier in the year during fiscal 2011 compared to fiscal 2010. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Other Expenses and Income Taxes
Interest on borrowings decreased 7% to $10.8 million, due primarily to a decrease of approximately $105 million in average debt outstanding, partially offset by higher average interest rates incurred on our debt during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The average interest rate incurred on our debt was 3.09% for the first quarter of fiscal 2011, compared to 2.94% for the first quarter of fiscal 2010. On January 7, 2011, we entered into a fixed-for-variable interest rate swap on our $500 million 5.600% Senior Notes due 2019. We will incur variable interest under this interest rate swap at a rate equal to three-month LIBOR plus 2.3745%, or approximately 2.65% at the inception of the swap. The entire $1.25 billion of our Senior Notes is now subject to interest rate swaps based on three-month LIBOR. The interest rate swap on the 2019 Notes decreased the weighted-average interest rate incurred on our debt to approximately 1.95% as of January 7, 2011. However, we cannot predict the direction or timing of future changes in interest rates.
Loss on debt refinancing of $8.4 million for the three months ended December 31, 2009, consists of a charge to write off the unamortized balance of debt issuance costs associated with the Term A and Term B credit facilities under our January 23, 2006 credit agreement. On November 25, 2009, we refinanced our long-term debt by issuing the Senior Notes and used the proceeds from the issuance of the Senior Notes, together with cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement.
Our effective income tax rate was 35.0% for the first quarter of fiscal 2011, compared to 38.2% for the first quarter of fiscal 2010. The effective tax rate for the first quarter of fiscal 2011 was unusually low due to $4.9 million of favorable resolutions of state income tax matters and $1.4 million of favorable deferred income tax adjustments resulting from recent state income tax law changes. These items favorably impacted the Company’s earnings for the three months ended December 31, 2010 by approximately $0.01 per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2011. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2011 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2011 primarily from our earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.
On July 20, 2009, our broker-dealer subsidiary TD Ameritrade, Inc. entered into settlement agreements with the Securities and Exchange Commission (“SEC”) and other regulatory authorities, in which we agreed to extend an offer to purchase eligible auction rate securities (“ARS”) from certain current and former account holders. The offer commenced on August 10, 2009. The final phase of the offer expired on March 23, 2010 and TD Ameritrade, Inc. completed the repurchases on March 30, 2010. Through March 30, 2010, TD Ameritrade, Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process. In February 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. Funds from ARS are not expected to be accessible until one of the following occurs: a successful auction, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature. Substantial delays in the sale or redemption of our ARS holdings could adversely affect our liquidity and require us to borrow on our lines of credit or seek alternative financing. As of December 31, 2010, TD Ameritrade, Inc. held ARS with a fair value of approximately $195 million. During January 2011, we received $58 million of ARS redemptions at par value.
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

Liquid Assets
We consider our liquid assets metrics to be important measures of our liquidity and of our ability to fund corporate investing and financing activities. Our liquid assets metrics are considered non-GAAP financial measures. We include the excess capital of our broker-dealer and trust company subsidiaries in the calculation of our liquid assets metrics, rather than simply including broker-dealer and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Excess capital, as defined below, is generally available for dividend from the broker-dealer and trust company subsidiaries to the parent company. The liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
We define liquid assets — management target as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We consider liquid assets — management target to be a measure that reflects our liquidity that would be readily available for corporate investing or financing activities under normal operating circumstances.
We define liquid assets — regulatory threshold as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of 120% of the minimum dollar net capital requirement or in excess of 8 1/3% of aggregate indebtedness and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We consider liquid assets — regulatory threshold to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in thousands):

	Liquid Assets -			Liquid Assets -
	Management Target			Regulatory Threshold
	Dec. 31,	Sept. 30,		Dec. 31,	Sept. 30,
	2010	2010	Change	2010	2010	Change
Cash and cash equivalents	$893,383	$741,492	$151,891	$893,383	$741,492	$151,891
Less: Broker-dealer cash and cash equivalents	(459,728)	(426,618)	(33,110)	(459,728)	(426,618)	(33,110)
Trust company cash and cash equivalents	(60,632)	(50,937)	(9,695)	(60,632)	(50,937)	(9,695)
Investment advisory cash and cash equivalents	(32,178)	(28,944)	(3,234)	(32,178)	(28,944)	(3,234)

Corporate cash and cash equivalents	340,845	234,993	105,852	340,845	234,993	105,852

Plus: Excess trust company Tier 1 capital	—	—	—	12,039	12,284	(245)
Excess broker-dealer regulatory net capital	419,125	326,368	92,757	940,216	828,979	111,237

Liquid assets	$759,970	$561,361	$198,609	$1,293,100	$1,076,256	$216,844

The increase in liquid assets is summarized as follows (dollars in thousands):

	Liquid Assets
	Management	Regulatory
	Target	Threshold
Liquid assets as of September 30, 2010	$561,361	$1,076,256

Plus: Pre-tax income	223,262	223,262
Proceeds from exercise of stock options	718	718
Cash received in sale of business	5,228	5,228
Return of prepayment on structured stock repurchase	118,834	118,834
Other changes in working capital and regulatory net capital	23,816	13,870

Less: Income taxes paid	(54,003)	(54,003)
Purchase of property and equipment	(30,225)	(30,225)
Purchase of treasury stock	(2,034)	(2,034)
Principal payments on capital lease obligations	(1,945)	(1,945)
Payment of cash dividends	(28,680)	(28,680)
Additional net capital requirement due to increase in aggregate debits	(56,362)	(28,181)

Liquid assets as of December 31, 2010	$759,970	$1,293,100

Stock Repurchase Programs
On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. On August 20, 2010, we entered into an agreement with an investment bank counterparty to effect a structured repurchase of up to 12 million shares of our common stock. Under the terms of this agreement, we prepaid $169.2 million to the counterparty. Settlement of the transaction occurred on December 1, 2010 and we purchased approximately 3.2 million shares for approximately $50.4 million ($15.94 per share). The number of shares we purchased from the counterparty and the purchase price were based on the average of the daily volume-weighted average share price of our common stock over the measurement period for the transaction, less a pre-determined discount. Upon settlement of this transaction, the excess prepayment amount of $118.8 million was returned to us in cash. As of December 31, 2010, we had approximately 26.8 million shares remaining on the stock repurchase authorization.
Cash Dividends
Our board of directors declared a $0.05 per share quarterly cash dividend on our common stock during each of the first and second quarters of fiscal 2011. On December 15, 2010 we paid $28.7 million to fund the first quarter dividend and we expect to pay approximately $29 million on February 15, 2011 to fund the second quarter dividend.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 7 — COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 12 — RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (27% of our net revenues for the quarter ended December 31, 2010) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

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

Market-related Credit Risk
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
The interest rate swaps on our Senior Notes are subject to counterparty credit risk. Credit risk on derivative financial instruments is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2010 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $99 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $29 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Market Risk on Auction Rate Securities
As of December 31, 2010, we held ARS with a fair value of $195 million. A hypothetical 10% decrease in the fair value of our ARS would reduce our pre-tax income by approximately $19 million.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4.	— Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Management, including the Chief Executive

Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1.	— Legal Proceedings
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TD Ameritrade, Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. On December 20, 2010, TD Ameritrade, Inc. received preliminary Court approval of a proposed class settlement agreement between TD Ameritrade, Inc. and plaintiffs Richard Holober and Brad Zigler. Under the proposed settlement, the Company will pay no less than $2.5 million in settlement benefits. Total compensation to be paid to all eligible members of the settlement class will not exceed $6.5 million, inclusive of any award of attorneys’ fees and costs. In addition, the settlement agreement provides that the Company will retain an independent information technology security consultant to assess whether the Company has met certain information technology security standards. The proposed settlement is subject to final approval by the Court. A hearing on final approval of the proposed settlement is scheduled for April 7, 2011.
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
TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the SEC and other regulatory authorities regarding TD Ameritrade, Inc.’s offering of the Yield Plus Fund to clients. TD Ameritrade, Inc. is cooperating with the investigations and requests. On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to the entry of an “Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions” (“Order”). In the Order, the SEC finds that TD Ameritrade, Inc. failed reasonably to supervise its registered representatives with a view to preventing their violations of Section 17(a)(2) of the Securities Act of 1933 in connection with their offer and sale of the Yield Plus Fund. TD Ameritrade, Inc. did not admit or deny any of the findings in the Order, and no fine was imposed. Under the settlement agreement, TD Ameritrade, Inc. agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continue to own those shares. Clients that purchased Yield Plus Fund shares through independent registered investment advisors are not eligible for the payment. The Company estimates that payments to clients under the settlement will total approximately $10 million. The Company had approximately $10 million accrued for this matter as of December 31, 2010.
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
The Company is unable to predict the outcome or the timing of the ultimate resolution of the Pennsylvania action and the Ross lawsuit, or the potential loss, if any, that may result from these unresolved matters. However, management believes the outcome of these pending proceedings is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2010.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
October 1, 2010 — October 31, 2010	118,537	$16.73	—	30,000,000
November 1, 2010 — November 30, 2010	2,901	$17.15	—	30,000,000
December 1, 2010 — December 31, 2010	3,159,409	$15.94	3,159,360	26,840,640

Total — Three months ended December 31, 2010	3,280,847	$15.97	3,159,360	26,840,640

On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on August 9, 2010 in our quarterly report on Form 10-Q. On August 20, 2010, we entered into an agreement with an investment bank counterparty to effect a structured repurchase of up to 12 million shares of our common stock. The shares were to be repurchased as part of the 30 million share repurchase authorization. Under the terms of this agreement, we prepaid approximately $169 million to the counterparty. Settlement of the transaction occurred on December 1, 2010 and we purchased approximately 3.2 million shares for approximately $50.4 million ($15.94 per share). The number of shares we purchased from the counterparty and the purchase price were based on the average of the daily volume-weighted average share price of our common stock over the measurement period for the transaction, less a pre-determined discount. Upon settlement of this transaction, the excess prepayment amount of $118.8 million was returned to us in cash. This program was the only stock repurchase program in effect and no programs expired during the first quarter of fiscal 2011.
During the quarter ended December 31, 2010, 121,487 shares were repurchased from employees for income tax withholding in connection with restricted stock unit and restricted stock award distributions.
Item 6. — Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.1)

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1	Form of Restricted Stock Unit Agreement for Employees

10.2	Form of Restricted Stock Unit Agreement for Non-employee Directors

14	Code of Ethics

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 4, 2011

TD Ameritrade Holding Corporation (Registrant)
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)