Form 10-Q
period 2011-03-31
TD AMERITRADE HOLDING CORP
filed 2011-05-06
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-49992

TD Ameritrade Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4211 South 102nd Street, Omaha, Nebraska, 68127
(Address of principal executive offices) (Zip Code)
(402) 331-7856
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2011, there were 571,360,738 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION
INDEX

Page No.
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	42

Item 6. Exhibits	42

Signatures	44
EX-10.1
EX-10.4
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation (the Company) as of March 31, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
May 6, 2011

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,081,138	$741,492
Short-term investments	3,598	3,592
Cash and investments segregated in compliance with federal regulations	—	994,026
Receivable from brokers, dealers and clearing organizations	1,049,713	1,207,723
Receivable from clients — net of allowance for doubtful accounts	9,343,998	7,391,432
Receivable from affiliates	95,507	92,946
Other receivables — net of allowance for doubtful accounts	85,554	68,928
Securities owned, at fair value	112,880	217,234
Property and equipment — net of accumulated depreciation and amortization	306,428	272,211
Goodwill	2,466,989	2,467,013
Acquired intangible assets — net of accumulated amortization	1,072,814	1,124,259
Deferred income taxes	9,119	9,915
Other assets	129,458	136,147

Total assets	$15,757,196	$14,726,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,116,335	$1,934,315
Payable to clients	7,210,407	6,810,391
Accounts payable and accrued liabilities	599,536	476,306
Payable to affiliates	3,894	3,244
Deferred revenue	50,263	63,512
Long-term debt	1,279,110	1,302,269
Capitalized lease obligations	17,436	20,799
Deferred income taxes	348,902	344,203

Total liabilities	11,625,883	10,955,039

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; March 31, 2011 - 572,186,084 outstanding; September 30, 2010 - 576,134,924 outstanding	6,314	6,314
Additional paid-in capital	1,563,070	1,390,283
Retained earnings	3,381,644	3,122,305
Treasury stock, common, at cost — March 31, 2011 - 59,195,776 shares; September 30, 2010 - 55,246,936 shares	(820,180)	(747,271)
Deferred compensation	272	196
Accumulated other comprehensive income	193	52

Total stockholders’ equity	4,131,313	3,771,879

Total liabilities and stockholders’ equity	$15,757,196	$14,726,918

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$338,320	$301,272	$631,016	$610,660

Asset-based revenues:
Interest revenue	122,804	101,412	239,624	202,652
Brokerage interest expense	(1,237)	(1,444)	(2,528)	(3,271)

Net interest revenue	121,567	99,968	237,096	199,381

Insured deposit account fees	187,471	169,963	365,942	325,295
Investment product fees	40,440	30,349	81,137	59,769

Total asset-based revenues	349,478	300,280	684,175	584,445

Other revenues	30,430	33,882	59,228	64,947

Net revenues	718,228	635,434	1,374,419	1,260,052

Operating expenses:
Employee compensation and benefits	169,662	164,876	332,069	311,515
Clearing and execution costs	25,119	24,131	48,918	46,035
Communications	27,811	24,641	54,725	49,300
Occupancy and equipment costs	33,153	33,843	68,344	68,733
Depreciation and amortization	16,579	13,463	32,715	27,073
Amortization of acquired intangible assets	24,073	25,024	48,664	50,603
Professional services	40,059	31,465	80,376	65,172
Advertising	81,400	71,570	155,983	136,763
Gains on money market funds and client guarantees	—	(1,936)	—	(1,936)
Other	17,456	20,892	35,623	38,926

Total operating expenses	435,312	407,969	857,417	792,184

Operating income	282,916	227,465	517,002	467,868

Other expense:
Interest on borrowings	7,486	10,937	18,310	22,567
Loss on debt refinancing	—	—	—	8,392

Total other expense	7,486	10,937	18,310	30,959

Pre-tax income	275,430	216,528	498,692	436,909
Provision for income taxes	103,762	53,976	181,985	138,119

Net income	$171,668	$162,552	$316,707	$298,790

Earnings per share — basic	$0.30	$0.28	$0.55	$0.51
Earnings per share — diluted	$0.30	$0.27	$0.55	$0.50

Weighted average shares outstanding — basic	573,305	589,618	574,407	588,721
Weighted average shares outstanding — diluted	579,459	596,390	580,360	596,008

Dividends declared per share	$0.05	$—	$0.10	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$316,707	$298,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,715	27,073
Amortization of acquired intangible assets	48,664	50,603
Deferred income taxes	4,963	174,039
Loss on disposal of property	1,929	1,850
Gains on money market funds and client guarantees	—	(1,936)
Loss on debt refinancing	—	8,392
Stock-based compensation	15,730	17,504
Excess tax benefits on stock-based compensation	(8,866)	(8,414)
Other, net	121	(821)
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	994,026	4,264,432
Receivable from brokers, dealers and clearing organizations	158,010	312,533
Receivable from clients, net	(1,952,566)	(1,148,013)
Receivable from/payable to affiliates, net	(1,718)	(5,662)
Other receivables, net	(17,375)	4,077
Securities owned	104,354	(270,271)
Other assets	(10,614)	(13,037)
Payable to brokers, dealers and clearing organizations	182,020	(255,210)
Payable to clients	400,016	(3,065,837)
Accounts payable and accrued liabilities	129,251	(198,358)
Deferred revenue	(13,249)	5,129

Net cash provided by operating activities	384,118	196,863

Cash flows from investing activities:
Purchase of property and equipment	(69,415)	(38,391)
Cash received in sale of business	5,228	—
Purchase of short-term investments	—	(2,200)
Proceeds from sale and maturity of short-term investments	—	2,200
Proceeds from redemption of money market funds	—	51,478
Other, net	544	(2)

Net cash provided by (used in) investing activities	(63,643)	13,085

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended March 31,
	2011	2010
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$1,248,557
Payment of debt issuance costs	—	(10,664)
Principal payments on long-term debt	(4,262)	(1,410,638)
Principal payments on capital lease obligations	(3,363)	(7,095)
Proceeds from exercise of stock options; Six months ended March 31, 2011 - 574,958 shares; 2010 - 2,482,271 shares	2,833	8,260
Purchase of treasury stock; Six months ended March 31, 2011 - 2,241,887 shares; 2010 - 224,595 shares	(46,512)	(4,450)
Return of prepayment on structured stock repurchase	118,834	—
Payment of cash dividends	(57,368)	—
Excess tax benefits on stock-based compensation	8,866	8,414

Net cash provided by (used in) financing activities	19,028	(167,616)

Effect of exchange rate changes on cash and cash equivalents	143	37

Net increase in cash and cash equivalents	339,646	42,369

Cash and cash equivalents at beginning of period	741,492	791,211

Cash and cash equivalents at end of period	$1,081,138	$833,580

Supplemental cash flow information:
Interest paid	$24,725	$11,601
Income taxes paid	$54,974	$103,331
Tax benefit on exercises and distributions of stock-based compensation	$8,890	$12,680

Noncash financing activities:
Issuance of capital lease obligations	$—	$4,395
Settlement of structured stock repurchase; 3,159,360 shares	$50,366	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Six-Month Periods Ended March 31, 2011 and 2010
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
2. ACQUIRED INTANGIBLE ASSETS
The Company’s acquired intangible assets consist of the following as of March 31, 2011 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,229,431	$(378,189)	$851,242
Technology and content	99,161	(26,361)	72,800
Trade names	10,100	(9,186)	914
Non-competition agreement	5,486	(3,302)	2,184
Trademark license	145,674	—	145,674

	$1,489,852	$(417,038)	$1,072,814

Estimated future amortization expense for acquired intangible assets outstanding as of March 31, 2011 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense
2011 Remaining	$47,507
2012	92,370
2013	91,102
2014	90,641
2015	89,839
2016	85,544
Thereafter (to 2025)	430,137

Total	$927,140

3. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	March 31,	September 30,
	2011	2010
Corporate	$346,748	$234,993
Broker-dealer subsidiaries	626,725	426,618
Trust company subsidiary	70,701	50,937
Investment advisory subsidiaries	36,964	28,944

Total	$1,081,138	$741,492

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
4. INCOME TAXES
The Company’s effective income tax rate for the six months ended March 31, 2011 was 36.5%, compared to 31.6% for the six months ended March 31, 2010. The provision for income taxes for the six months ended March 31, 2011 was somewhat lower than normal due to $5.4 million of favorable resolutions of state income tax matters and $1.4 million of favorable deferred income tax adjustments resulting from recent state income tax law changes. These items favorably impacted the Company’s earnings for the six months ended March 31, 2011 by approximately $0.01 per share. The provision for income taxes for the six months ended March 31, 2010 was unusually low due to $28.8 million of favorable resolutions of certain federal and state income tax matters. These items favorably impacted the Company’s earnings for the six months ended March 31, 2010 by approximately $0.05 per share.
5. LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	Face	Unamortized	Fair Value	Net Carrying
March 31, 2011	Value	Discount	Adjustment (1)	Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(143)	$7,152	$257,009
4.150% Senior Notes due 2014	500,000	(362)	24,782	524,420
5.600% Senior Notes due 2019	500,000	(597)	(1,722)	497,681

Total long-term debt	$1,250,000	$(1,102)	$30,212	$1,279,110

	Face	Unamortized	Fair Value	Net Carrying
September 30, 2010	Value	Discount	Adjustment (1)	Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(185)	$9,299	$259,114
4.150% Senior Notes due 2014	500,000	(411)	39,936	539,525
5.600% Senior Notes due 2019	500,000	(632)	N/A	499,368

Total Senior Notes	1,250,000	(1,228)	49,235	1,298,007
Other	4,262	N/A	N/A	4,262

Total long-term debt	$1,254,262	$(1,228)	$49,235	$1,302,269

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.
Interest Rate Swaps — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of March 31, 2011, the weighted-average effective interest rate on the Senior Notes was 1.95%.
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of the interest rate swaps and the hedged fixed-rate debt:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Gain (loss) on fair value of interest rate swaps	$492	$14,856	$(19,023)	$14,856
Gain (loss) on fair value of hedged fixed-rate debt	(492)	(14,856)	19,023	(14,856)

Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in thousands):

	March 31,	September 30,
	2011	2010
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$31,934	$49,235

Derivatives recorded under the caption Accounts payable and accrued liabilities:
Interest rate swap liabilities	$1,722	$—
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of March 31, 2011 and September 30, 2010, the interest rate swap counterparty for the 2012 Notes and 2014 Notes had pledged $34.8 million and $52.9 million of collateral, respectively, to the Company in the form of U.S. Treasury securities. As of March 31, 2011, the Company had pledged $1.8 million of collateral for the 2019 Notes to the interest rate swap counterparty in the form of cash.
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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	March 31, 2011			September 30, 2010
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD Ameritrade Clearing, Inc.	$1,208,072	$211,121	$996,951	$1,092,692	$177,644	$915,048
TD Ameritrade, Inc.	301,337	1,000	300,337	142,859	1,000	141,859
Bellevue Chicago, LLC	N/A	N/A	N/A	39,039	250	38,789

Totals	$1,509,409	$212,121	$1,297,288	$1,274,590	$178,894	$1,095,696

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
The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $19.4 million and $22.3 million as of March 31, 2011 and September 30, 2010, respectively, which exceeded the required Tier 1 capital by $9.4 million and $12.3 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TD Ameritrade, Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation and a consolidated complaint was filed. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. On December 20, 2010, TD Ameritrade, Inc. received preliminary Court approval of a proposed class settlement agreement between TD Ameritrade, Inc. and plaintiffs Richard Holober and Brad Zigler. Under the proposed settlement, the Company will pay no less than $2.5 million in settlement benefits. Total compensation to be paid to all eligible members of the settlement class will not exceed $6.5 million, inclusive of any award of attorneys’ fees and costs. In addition, the settlement agreement provides that the Company will retain an independent information technology security consultant to assess whether the Company has met certain information technology security standards. The proposed settlement is subject to final approval by the Court. A hearing on final approval of the proposed settlement was held on April 19, 2011. The Court has not yet ruled on the matter.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund was not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients continue to hold shares in the Yield Plus Fund (now known as “Yield Plus Fund — In Liquidation”), which is being liquidated. On July 23, 2010, The Reserve announced that through that date it had distributed approximately 94.8% of the Yield Plus Fund assets as of September 15, 2008 and that the Yield Plus Fund had approximately $39.7 million in total remaining assets. The Reserve stated that the fund’s Board of Trustees has set aside almost the entire amount of the remaining assets to cover potential claims, fees and expenses. The Company estimates that TD Ameritrade, Inc. clients’ current positions held in the Reserve Yield Plus Fund amount to approximately 79% of the fund.
TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the SEC and other regulatory authorities regarding TD Ameritrade, Inc.’s offering of the Yield Plus Fund to clients. TD Ameritrade, Inc. is cooperating with the investigations and requests. On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to the entry of an “Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities

Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions” (“Order”). In the Order, the SEC finds that TD Ameritrade, Inc. failed reasonably to supervise its registered representatives with a view to preventing their violations of Section 17(a)(2) of the Securities Act of 1933 in connection with their offer and sale of the Yield Plus Fund. TD Ameritrade, Inc. did not admit or deny any of the findings in the Order, and no fine was imposed. Under the settlement agreement, TD Ameritrade, Inc. agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients that purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.
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
The Company estimates that its clients’ current aggregate shortfall, based on the original par value of their holdings in the Yield Plus Fund, less the value of fund distributions to date and the value of payments under the Company’s SEC settlement, is approximately $37 million. This amount does not take into account any assets remaining in the fund that may become available for future distributions.
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
As of March 31, 2011, client excess margin securities of approximately $12.9 billion and stock borrowings of approximately $0.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.1 billion and repledged approximately $1.2 billion of that collateral as of March 31, 2011.
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of March 31, 2011 and September 30, 2010 (dollars in thousands):

	As of March 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
U.S. government securities	$—	$2,498	$—	$2,498
U.S. government agency debt securities	—	1,100	—	1,100

Subtotal — Short-term investments	—	3,598	—	3,598

Securities owned:
Auction rate securities	—	—	109,385	109,385
Money market and other mutual funds	—	—	1,026	1,026
Equity securities	1,314	227	—	1,541
U.S. government debt securities	—	166	—	166
Municipal debt securities	—	117	—	117
Corporate debt securities	—	165	—	165
Other debt securities	—	480	—	480

Subtotal — Securities owned	1,314	1,155	110,411	112,880

Other assets:
Interest rate swaps(1)	—	31,934	—	31,934

Total assets at fair value	$1,314	$36,687	$110,411	$148,412

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$1,882	$5	$—	$1,887
Municipal debt securities	—	148	—	148
Corporate debt securities	—	10	—	10
Other debt securities	—	79	—	79

Subtotal — Securities sold, not yet purchased	1,882	242	—	2,124

Interest rate swaps(1)	—	1,722	—	1,722

Total liabilities at fair value	$1,882	$1,964	$—	$3,846

(1)	See “Interest Rate Swaps” in Note 5 for details.

	As of September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
U.S. government securities	$—	$2,494	$—	$2,494
U.S. government agency debt securities	—	1,098	—	1,098

Subtotal — Short-term investments	—	3,592	—	3,592

Securities owned:
Auction rate securities	—	—	209,288	209,288
Money market and other mutual funds	—	—	5,404	5,404
Equity securities	453	10	—	463
Municipal debt securities	—	1,487	—	1,487
Corporate debt securities	—	487	—	487
Other debt securities	—	105	—	105

Subtotal — Securities owned	453	2,089	214,692	217,234

Other assets:
Interest rate swaps (1)	—	49,235	—	49,235

Total assets at fair value	$453	$54,916	$214,692	$270,061

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$2,213	$14	$—	$2,227
Municipal debt securities	—	375	—	375
Corporate debt securities	—	378	—	378
Other debt securities	—	161	—	161

Total liabilities at fair value	$2,213	$928	$—	$3,141

(1)	See “Interest Rate Swaps” in Note 5 for details.
There were no transfers between any levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months and six months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31, 2011
			Purchases,
		Net Gains	Sales,
	December 31,	Included in	Issuances and	March 31,
	2010	Earnings (1)	Settlements, Net	2011
Assets:
Securities owned:
Auction rate securities	$194,523	$2,592	$(87,730)	$109,385
Money market and other mutual funds	970	—	56	1,026

Total — Securities owned	$195,493	$2,592	$(87,674)	$110,411

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and $0.8 million of the net gains relate to assets held as of March 31, 2011.

	Six Months Ended March 31, 2011
			Purchases,
		Net Gains	Sales,
	September 30,	Included in	Issuances and	March 31,
	2010	Earnings (1)	Settlements, Net	2011
Assets:
Securities owned:
Auction rate securities	$209,288	$2,971	$(102,874)	$109,385
Money market and other mutual funds	5,404	—	(4,378)	1,026

Total — Securities owned	$214,692	$2,971	$(107,252)	$110,411

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and $0.8 million of the net gains relate to assets held as of March 31, 2011.

	Three Months Ended March 31, 2010
				Purchases,
		Gains		Sales,
	December 31,	Included in		Issuances and	March 31,
	2009	Earnings		Settlements, Net	2010
Assets:
Short-term investments:
Money market mutual funds	$39,377	$507	(1)	$(39,884)	$—

Securities owned:
Auction rate securities	266,657	538	(2)	21,294	288,489
Money market and other mutual funds	4,607	—		(734)	3,873

Subtotal — Securities owned	271,264	538		20,560	292,362

Total assets at fair value	$310,641	$1,045		$(19,324)	$292,362

(1)	Gains on money market mutual funds relate to shares of The Reserve Primary Fund that the Company continued to hold as of March 31, 2010, which were carried at a fair value of zero as of that date. These gains were included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income.

(2)	Gains on auction rate securities were recorded in other revenues on the Condensed Consolidated Statements of Income and did not relate to assets held as of March 31, 2010.

	Six Months Ended March 31, 2010
				Purchases,
		Gains		Sales,
	September 30,	Included in		Issuances and	March 31,
	2009	Earnings		Settlements, Net	2010
Assets:
Short-term investments:
Money market mutual funds	$50,971	$507	(1)	$(51,478)	$—

Securities owned:
Auction rate securities	14,579	909	(2)	273,001	288,489
Money market and other mutual funds	5,049	—		(1,176)	3,873

Subtotal — Securities owned	19,628	909		271,825	292,362

Total assets at fair value	$70,599	$1,416		$220,347	$292,362

(1)	Gains on money market mutual funds relate to shares of The Reserve Primary Fund that the Company continued to hold as of March 31, 2010, which were carried at a fair value of zero as of that date. These gains were included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income.

(2)	Gains on auction rate securities were recorded in other revenues on the Condensed Consolidated Statements of Income and did not relate to assets held as of March 31, 2010.
There were no nonfinancial assets or liabilities measured at fair value during the three months and six months ended March 31, 2011 and 2010.
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
Interest Rate Swaps — These derivatives are valued using a model that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation model is widely accepted in the financial services industry and does not involve significant judgment because most of the inputs are observable in the marketplace.
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
Fair Value of Senior Notes
As of March 31, 2011, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.31 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.28 billion. As of September 30, 2010, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.34 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.30 billion.

9. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income	$171,668	$162,552	$316,707	$298,790

Weighted average shares outstanding — basic	573,305	589,618	574,407	588,721
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	6,154	6,772	5,953	7,287

Weighted average shares outstanding — diluted	579,459	596,390	580,360	596,008

Earnings per share — basic	$0.30	$0.28	$0.55	$0.51
Earnings per share — diluted	$0.30	$0.27	$0.55	$0.50
10. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income	$171,668	$162,552	$316,707	$298,790

Other comprehensive income:
Net unrealized gains (losses) on investment securities available-for-sale	1	(5)	1	(5)

Foreign currency translation adjustment	9	18	140	36

Total other comprehensive income	10	13	141	31

Comprehensive income	$171,678	$162,565	$316,848	$298,821

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
12. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 43.2% of the Company’s common stock as of March 31, 2011. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
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
The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. For the month of March 2011, the IDA portfolio was comprised of approximately 4% component (a) investments, 89% component (b) investments and 7% component (c) investments.
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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates (dollars in thousands):

		Revenues from TD and Affiliates
		Three months ended		Six months ended
	Statement of Income	March 31,		March 31,
Description	Classification	2011	2010	2011	2010
Insured Deposit Account Agreement	Insured deposit account fees	$187,471	$169,963	$365,942	$325,295
Mutual Fund Agreements	Investment product fees	2,250	1,176	5,873	3,962
Referral and Strategic Alliance Agreement	Various	900	187	1,686	187
Securities borrowing and lending, net	Net interest revenue	1,378	338	2,271	739
TD Waterhouse Canada Order Routing Agreement	Other revenues	809	—	1,415	—
TD Waterhouse UK Servicing Agreement	Commissions and transaction fees	140	—	250	—
Payment for order flow	Commissions and transaction fees	—	—	—	527

Total revenues		$192,948	$171,664	$377,437	$330,710

		Expenses to TD and Affiliates
		Three months ended		Six months ended
	Statement of Income	March 31,		March 31,
Description	Classification	2011	2010	2011	2010
Canadian Call Center Services Agreement	Professional services	$4,740	$4,451	$8,996	$8,719
Certificates of Deposit Brokerage Agreement	Advertising	806	1,246	1,845	2,276
Cash Management Services Agreement	Clearing and execution costs	225	220	428	406
Referral and Strategic Alliance Agreement	Various	453	221	1,059	221

Total expenses		$6,224	$6,138	$12,328	$11,622

The following table summarizes the classification and amount of receivables from and payables to TD and affiliates of TD on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in thousands):

	March 31,	September 30,
	2011	2010
Assets:

Receivable from brokers, dealers and clearing organizations	$121	$1,201
Receivable from affiliates	95,507	90,523

Liabilities:

Payable to brokers, dealers and clearing organizations	$117,513	$40,849
Payable to affiliates	3,894	3,244
Receivables from and payables to TD affiliates resulting from client cash sweep activity are generally settled in cash the next business day. Receivables from and payables to brokers, dealers and clearing organizations primarily relate to securities borrowing and lending activity and are settled in accordance with the contractual terms. Other receivables from and payables to affiliates of TD are generally settled in cash on a monthly basis.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Senior Notes are jointly and severally and fully and unconditionally guaranteed by TD Ameritrade Online Holdings Corp. (“TDAOH”), a wholly-owned subsidiary of the Company. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated.
TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2011
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$133,309	$36,523	$911,306	$—	$1,081,138
Receivable from brokers, dealers and clearing organizations	—	—	1,049,713	—	1,049,713
Receivable from clients, net of allowance for doubtful accounts	—	—	9,343,998	—	9,343,998
Investments in subsidiaries	5,445,954	5,031,427	557,306	(11,034,687)	—
Receivable from affiliates	1,532	207,274	96,938	(210,237)	95,507
Goodwill	—	—	2,466,989	—	2,466,989
Acquired intangible assets	—	145,674	927,140	—	1,072,814
Other	77,783	5,675	590,436	(26,857)	647,037

Total assets	$5,658,578	$5,426,573	$15,943,826	$(11,271,781)	$15,757,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,116,335	$—	$2,116,335
Payable to clients	—	—	7,210,407	—	7,210,407
Accounts payable and accrued liabilities	107,726	18,262	478,949	(5,401)	599,536
Payable to affiliates	140,429	1,717	71,985	(210,237)	3,894
Long-term debt	1,279,110	—	—	—	1,279,110
Other	—	42,317	395,740	(21,456)	416,601

Total liabilities	1,527,265	62,296	10,273,416	(237,094)	11,625,883

Stockholders’ equity	4,131,313	5,364,277	5,670,410	(11,034,687)	4,131,313

Total liabilities and stockholders’ equity	$5,658,578	$5,426,573	$15,943,826	$(11,271,781)	$15,757,196

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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$1,468	$59	$718,220	$(1,519)	$718,228

Operating expenses	825	61	435,945	(1,519)	435,312

Operating income (loss)	643	(2)	282,275	—	282,916

Other expense	7,417	—	69	—	7,486

Income (loss) before income taxes and equity in income of subsidiaries	(6,774)	(2)	282,206	—	275,430
Provision for (benefit from) income taxes	(1,976)	(32)	105,770	—	103,762

Income (loss) before equity in income of subsidiaries	(4,798)	30	176,436	—	171,668
Equity in income of subsidiaries	176,466	181,444	10,272	(368,182)	—

Net income	$171,668	$181,474	$186,708	$(368,182)	$171,668

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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2011
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$5,293	$121	$1,374,395	$(5,390)	$1,374,419

Operating expenses	4,439	125	858,243	(5,390)	857,417

Operating income (loss)	854	(4)	516,152	—	517,002

Other expense	18,164	—	146	—	18,310

Income (loss) before income taxes and equity in income of subsidiaries	(17,310)	(4)	516,006	—	498,692
Provision for (benefit from) income taxes	(9,034)	(348)	191,367	—	181,985

Income (loss) before equity in income of subsidiaries	(8,276)	344	324,639	—	316,707
Equity in income of subsidiaries	324,983	332,568	18,843	(676,394)	—

Net income	$316,707	$332,912	$343,482	$(676,394)	$316,707

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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2011
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by (used in) operating activities	$(20,283)	$11,465	$392,936	$384,118

Cash flows from investing activities:
Purchase of property and equipment	—	—	(69,415)	(69,415)
Cash received in sale of business	—	—	5,228	5,228
Other	—	—	544	544

Net cash used in investing activities	—	—	(63,643)	(63,643)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(4,262)	(4,262)
Purchase of treasury stock	(46,512)	—	—	(46,512)
Return of prepayment on structured stock repurchase	118,834	—	—	118,834
Payment of cash dividends	(57,368)	—	—	(57,368)
Other	11,699	—	(3,363)	8,336

Net cash provided by (used in) financing activities	26,653	—	(7,625)	19,028

Intercompany investing and financing activities, net	59,906	—	(59,906)	—

Effect of exchange rate changes on cash and cash equivalents	—	—	143	143

Net increase in cash and cash equivalents	66,276	11,465	261,905	339,646

Cash and cash equivalents at beginning of period	67,033	25,058	649,401	741,492

Cash and cash equivalents at end of period	$133,309	$36,523	$911,306	$1,081,138

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
The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures and capacity constraints; network security risks; our ability to service debt obligations; our ability to achieve the benefits of the thinkorswim Group Inc. (“thinkorswim”) acquisition; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,				Six months ended March 31,
	2011		2010		2011		2010
		% of Net		% of Net		% of Net		% of Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$323,568	45.1%	$265,952	41.9%	$598,381	43.5%	$537,152	42.6%
Less:
Depreciation and amortization	(16,579)	(2.3%)	(13,463)	(2.1%)	(32,715)	(2.4%)	(27,073)	(2.1%)
Amortization of acquired intangible assets	(24,073)	(3.4%)	(25,024)	(3.9%)	(48,664)	(3.5%)	(50,603)	(4.0%)
Interest on borrowings	(7,486)	(1.0%)	(10,937)	(1.7%)	(18,310)	(1.3%)	(22,567)	(1.8%)
Provision for income taxes	(103,762)	(14.4%)	(53,976)	(8.5%)	(181,985)	(13.2%)	(138,119)	(11.0%)

Net income	$171,668	23.9%	$162,552	25.6%	$316,707	23.0%	$298,790	23.7%

Our EBITDA increased for the first half of fiscal 2011 compared to the first half of fiscal 2010 primarily due to a 9% increase in net revenues and the effect of an $8.4 million loss on debt refinancing during the first half of fiscal 2010, partially offset by an 8% increase in total operating expenses. The increase in net revenues was due primarily to growth in average spread-based and other fee-based investment balances and a 7% increase in average client trades per day, partially offset by lower net interest margin earned on the spread-based balances and lower average commissions and transaction fees per trade. The increase in total operating expenses was due primarily to increases in employee compensation and benefits, advertising and professional services expenses. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the six months ended March 31, 2011, asset-based revenues and transaction-based revenues accounted for 50% and 46% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Avg. interest-earning assets (excluding conduit business)	$13,643	$12,959	$684	$13,303	$14,254	$(951)
Avg. insured deposit account balances	46,814	39,304	7,510	45,763	35,904	9,859

Avg. spread-based balances	$60,457	$52,263	$8,194	$59,066	$50,158	$8,908

Net interest revenue (excluding conduit business)	$121.5	$99.7	$21.8	$236.9	$199.0	$37.9
Insured deposit account fee revenue	187.5	170.0	17.5	365.9	325.3	40.6

Spread-based revenue	$309.0	$269.7	$39.3	$602.8	$524.3	$78.5

Avg. annualized yield — interest-earning assets (excluding conduit business)	3.56%	3.08%	0.48%	3.52%	2.76%	0.76%
Avg. annualized yield — insured deposit account fees	1.60%	1.73%	(0.13%)	1.58%	1.79%	(0.21%)
Net interest margin (NIM)	2.04%	2.06%	(0.02%)	2.02%	2.07%	(0.05%)
The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Segregated cash	$0.7	$1.4	$(0.7)	$1.8	$4.1	$(2.3)
Client margin balances	99.1	78.3	20.8	191.8	153.0	38.8
Securities borrowing (excluding conduit business)	22.6	20.9	1.7	44.9	43.9	1.0
Other cash and interest-earning investments	0.3	0.3	—	0.7	0.8	(0.1)
Client credit balances	(0.4)	(0.7)	0.3	(0.9)	(1.8)	0.9
Securities lending (excluding conduit business)	(0.8)	(0.5)	(0.3)	(1.4)	(1.0)	(0.4)

Net interest revenue (excluding conduit business)	121.5	99.7	21.8	236.9	199.0	37.9
Securities borrowing — conduit business	0.2	0.5	(0.3)	0.4	0.9	(0.5)
Securities lending — conduit business	(0.1)	(0.2)	0.1	(0.2)	(0.5)	0.3

Net interest revenue	$121.6	$100.0	$21.6	$237.1	$199.4	$37.7

	Average Balance			Average Balance
	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2011	2010	Change	2011	2010	Change
Segregated cash	$2,997	$4,521	(34%)	$3,133	$6,190	(49%)
Client margin balances	8,967	6,743	33%	8,539	6,408	33%
Securities borrowing (excluding conduit business)	484	487	(1%)	508	617	(18%)
Other cash and interest-earning investments	1,195	1,208	(1%)	1,123	1,039	8%

Interest-earning assets (excluding conduit business)	13,643	12,959	5%	13,303	14,254	(7%)
Securities borrowing — conduit business	279	544	(49%)	320	553	(42%)

Interest-earning assets	$13,922	$13,503	3%	$13,623	$14,807	(8%)

Client credit balances	$8,479	$8,069	5%	$8,221	$9,501	(13%)
Securities lending (excluding conduit business)	1,604	1,740	(8%)	1,603	1,666	(4%)

Interest-bearing liabilities (excluding conduit business)	10,083	9,809	3%	9,824	11,167	(12%)
Securities lending — conduit business	279	544	(49%)	320	553	(42%)

Interest-bearing liabilities	$10,362	$10,353	0%	$10,144	$11,720	(13%)

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Six months ended		Net Yield
	March 31,		Increase/	March 31,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Segregated cash	0.10%	0.12%	(0.02%)	0.11%	0.13%	(0.02%)
Client margin balances	4.42%	4.64%	(0.22%)	4.44%	4.72%	(0.28%)
Other cash and interest-earning investments	0.09%	0.11%	(0.02%)	0.12%	0.14%	(0.02%)
Client credit balances	(0.02%)	(0.03%)	0.01%	(0.02%)	(0.04%)	0.02%

Net interest revenue (excluding conduit business)	3.56%	3.08%	0.48%	3.52%	2.76%	0.76%

Securities borrowing — conduit business	0.24%	0.32%	(0.08%)	0.26%	0.33%	(0.07%)
Securities lending — conduit business	(0.16%)	(0.17%)	0.01%	(0.14%)	(0.20%)	0.06%

Net interest revenue	3.49%	2.96%	0.53%	3.44%	2.66%	0.78%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue			Fee Revenue
	Three months ended			Six months ended
	March 31,			March 31,
	2011	2010	Increase	2011	2010	Increase
Money market mutual fund	$2.3	$1.2	$1.1	$5.9	$4.0	$1.9
Other investment product fees	38.1	29.1	9.0	75.2	55.8	19.4

Total investment product fees	$40.4	$30.3	$10.1	$81.1	$59.8	$21.3

	Average Balance			Average Balance
	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2011	2010	Change	2011	2010	Change
Money market mutual fund	$8,797	$9,498	(7%)	$8,817	$10,733	(18%)
Other fee-based investment balances	69,484	50,012	39%	66,666	48,245	38%

Total fee-based investment balances	$78,281	$59,510	32%	$75,483	$58,978	28%

	Average Annualized Yield			Average Annualized Yield
	Three months ended		Net Yield	Six months ended		Net Yield
	March 31,		Increase/	March 31,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Money market mutual fund	0.10%	0.05%	0.05%	0.13%	0.07%	0.06%
Other investment product fees	0.22%	0.23%	(0.01%)	0.22%	0.23%	(0.01%)
Total investment product fees	0.21%	0.20%	0.01%	0.21%	0.20%	0.01%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2011	2010	Change	2011	2010	Change
Total trades (in millions)	27.23	23.10	18%	50.84	46.95	8%
Average commissions and transaction fees per trade (1)	$12.42	$13.04	(5%)	$12.41	$13.01	(5%)
Average client trades per day	439,158	378,714	16%	405,135	378,636	7%
Average client trades per total account (annualized)	13.7	12.3	11%	12.7	12.4	2%
Average client trades per funded account (annualized)	20.1	17.8	13%	18.6	17.8	4%
Activity rate — total accounts	5.4%	4.9%	10%	5.0%	4.9%	2%
Activity rate — funded accounts	8.0%	7.1%	13%	7.4%	7.1%	4%
Trading days	62.0	61.0	2%	125.5	124.0	1%

(1)	Average commissions and transaction fees per trade excludes thinkorswim active trader and TD Waterhouse UK businesses.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2011	2010	Change	2011	2010	Change
Total accounts (beginning of period)	8,037,000	7,675,000	5%	7,946,000	7,563,000	5%
New accounts opened	176,000	187,000	(6%)	340,000	367,000	(7%)
Accounts closed	(75,000)	(74,000)	1%	(148,000)	(142,000)	4%

Total accounts (end of period)	8,138,000	7,788,000	4%	8,138,000	7,788,000	4%

Percentage change during period	1%	1%		2%	3%

Funded accounts (beginning of period)	5,491,000	5,327,000	3%	5,455,000	5,279,000	3%
Funded accounts (end of period)	5,547,000	5,379,000	3%	5,547,000	5,379,000	3%
Percentage change during period	1%	1%		2%	2%

Client assets (beginning of period, in billions)	$386.4	$318.6	21%	$354.8	$302.0	17%
Client assets (end of period, in billions)	$412.3	$341.5	21%	$412.3	$341.5	21%
Percentage change during period	7%	7%		16%	13%

Net new assets (in billions)	$11.5	$10.2	13%	$21.2	$18.9	12%
Net new assets annualized growth rate(1)	12%	13%	(8%)	12%	13%	(8%)

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2011	2010	Change	2011	2010	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$338.3	$301.3	12%	$631.0	$610.7	3%

Asset-based revenues:
Interest revenue	122.8	101.4	21%	239.6	202.7	18%
Brokerage interest expense	(1.2)	(1.4)	(14%)	(2.5)	(3.3)	(23%)

Net interest revenue	121.6	100.0	22%	237.1	199.4	19%

Insured deposit account fees	187.5	170.0	10%	365.9	325.3	12%
Investment product fees	40.4	30.3	33%	81.1	59.8	36%

Total asset-based revenues	349.5	300.3	16%	684.2	584.4	17%
Other revenues	30.4	33.9	(10%)	59.2	64.9	(9%)

Net revenues	718.2	635.4	13%	1,374.4	1,260.1	9%

Operating expenses:
Employee compensation and benefits	169.7	164.9	3%	332.1	311.5	7%
Clearing and execution costs	25.1	24.1	4%	48.9	46.0	6%
Communications	27.8	24.6	13%	54.7	49.3	11%
Occupancy and equipment costs	33.2	33.8	(2%)	68.3	68.7	(1%)
Depreciation and amortization	16.6	13.5	23%	32.7	27.1	21%
Amortization of acquired intangible assets	24.1	25.0	(4%)	48.7	50.6	(4%)
Professional services	40.1	31.5	27%	80.4	65.2	23%
Advertising	81.4	71.6	14%	156.0	136.8	14%
Gains on money market funds and client guarantees	—	(1.9)	N/A	—	(1.9)	N/A
Other	17.5	20.9	(16%)	35.6	38.9	(8%)

Total operating expenses	435.3	408.0	7%	857.4	792.2	8%

Operating income	282.9	227.5	24%	517.0	467.9	11%

Other expense:
Interest on borrowings	7.5	10.9	(32%)	18.3	22.6	(19%)
Loss on debt refinancing	—	—	N/A	—	8.4	(100%)

Total other expense	7.5	10.9	(32%)	18.3	31.0	(41%)

Pre-tax income	275.4	216.5	27%	498.7	436.9	14%
Provision for income taxes	103.8	54.0	92%	182.0	138.1	32%

Net income	$171.7	$162.6	6%	$316.7	$298.8	6%

Other information:
Effective income tax rate	37.7%	24.9%		36.5%	31.6%
Average debt outstanding	$1,269.0	$1,280.2	(1%)	$1,271.1	$1,329.8	(4%)
Average interest rate incurred on borrowings	2.11%	3.11%		2.61%	3.02%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.

Three-Month Periods Ended March 31, 2011 and 2010
Net Revenues
Commissions and transaction fees increased 12% to $338.3 million, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Total trades increased 18%, as average client trades per day increased 16% to 439,158 for the second quarter of fiscal 2011 compared to 378,714 for the second quarter of fiscal 2010, and there was one more trading day during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Average client trades per funded account (annualized) were 20.1 for the second quarter of fiscal 2011 compared to 17.8 for the second quarter of fiscal 2010. Average commissions and transaction fees per trade decreased to $12.42 per trade for the second quarter of fiscal 2011 from $13.04 for the second quarter of fiscal 2010, primarily due to the mix of client trading activity and lower payment for order flow revenue per trade during the second quarter of fiscal 2011.
Net interest revenue increased 22% to $121.6 million, due primarily to a 33% increase in average client margin balances, partially offset by a decrease of 22 basis points in the average yield earned on client margin balances for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
Insured deposit account fees increased 10% to $187.5 million, due primarily to a 19% increase in average client insured deposit account balances during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering. We began migrating client cash in April 2009 and completed the program in January 2010. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances. The effect of the increased insured deposit account balances was partially offset by a decrease of 13 basis points in the average yield earned on the insured deposit account assets during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
Investment product fees increased 33% to $40.4 million, primarily due to a 39% increase in average other fee-based investment balances and an increase of 5 basis points in the average yield earned on client money market mutual fund balances, partially offset by a decrease of 1 basis point in the average yield earned on other fee-based investment balances in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
Other revenues decreased 10% to $30.4 million, due primarily to lower client education revenues for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
Operating Expenses
Employee compensation and benefits expense increased 3% to $169.7 million, primarily due to increased severance costs related to the departure of our chief operating officer and higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The average number of full-time equivalent employees was 5,319 for the second quarter of fiscal 2011 compared to 5,295 for the second quarter of fiscal 2010.
Communications expense increased 13% to $27.8 million, due primarily to increased costs for quotes and market information during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
Depreciation and amortization increased 23% to $16.6 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements.
Professional services increased 27% to $40.1 million, primarily due to higher usage of consulting and contract services during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim.
Advertising expense increased 14% to $81.4 million, primarily due to the timing of more marketing campaigns earlier in the year during fiscal 2011 compared to fiscal 2010. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Other operating expenses decreased 16% to $17.5 million, primarily due to decreased litigation and arbitration expenses in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
Other Expenses and Income Taxes
Interest on borrowings decreased 32% to $7.5 million, due primarily to lower average interest rates incurred on our debt during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The average interest rate incurred on our debt was 2.11% for the second quarter of fiscal 2011, compared to 3.11% for the second quarter of fiscal 2010. On January 7, 2011, we entered into a fixed-for-variable interest rate swap on our $500 million 5.600% Senior Notes due 2019. We will incur variable interest under this interest rate swap at a rate equal to three-month LIBOR plus 2.3745%, or approximately 2.69% as of March 31, 2011. The entire $1.25 billion of our Senior Notes is now subject to interest rate swaps based on three-month LIBOR.
Our effective income tax rate was 37.7% for the second quarter of fiscal 2011, compared to 24.9% for the second quarter of fiscal 2010. The effective tax rate for the second quarter of fiscal 2010 was unusually low due to $27.5 million of favorable resolutions of certain federal and state income tax matters during the second quarter of fiscal 2010. These items favorably impacted our earnings for the second quarter of fiscal 2010 by approximately $0.05 per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2011. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Six-Month Periods Ended March 31, 2011 and 2010
Net Revenues
Commissions and transaction fees increased 3% to $631.0 million, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Total trades increased 8%, as average client trades per day increased 7% to 405,135 for the first half of fiscal 2011 compared to 378,636 for the first half of fiscal 2010, and there were 1.5 more trading days during the first half of fiscal 2011 compared to the first half of fiscal 2010. Average client trades per funded account (annualized) were 18.6 for the first half of fiscal 2011 compared to 17.8 for the first half of fiscal 2010. Average commissions and transaction fees per trade decreased to $12.41 per trade for the first half of fiscal 2011 from $13.01 for the first half of fiscal 2010, primarily due to the mix of client trading activity and lower payment for order flow revenue per trade during the first half of fiscal 2011.
Net interest revenue increased 19% to $237.1 million, due primarily to a 33% increase in average client margin balances, partially offset by a decrease of 28 basis points in the average yield earned on client margin balances for the first half of fiscal 2011 compared to the first half of fiscal 2010.
Insured deposit account fees increased 12% to $365.9 million, due primarily to a 27% increase in average client insured deposit account balances during the first half of fiscal 2011 compared to the first half of fiscal 2010. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering. We began migrating client cash in April 2009 and completed the program in January 2010. The effect of the increased insured deposit account balances was partially offset by a decrease of 21 basis points in the average yield earned on the insured deposit account assets during the first half of fiscal 2011 compared to the first half of fiscal 2010.
Investment product fees increased 36% to $81.1 million, primarily due to a 38% increase in average other fee-based investment balances and an increase of 6 basis points in the average yield earned on client money market mutual fund balances, partially offset by a decrease of 1 basis point in the average yield earned on other fee-based investment balances and an 18% decrease in average client money market mutual fund balances in the first half of fiscal 2011 compared to the first half of fiscal 2010. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above.
Other revenues decreased 9% to $59.2 million, due primarily to lower client education revenues for the first half of fiscal 2011 compared to the first half of fiscal 2010.

Operating Expenses
Employee compensation and benefits expense increased 7% to $332.1 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, and increased severance costs related to the departure of our chief operating officer in the first half of fiscal 2011 compared to the first half of fiscal 2010. The average number of full-time equivalent employees was 5,288 for the first half of fiscal 2011 compared to 5,262 for the first half of fiscal 2010.
Clearing and execution costs increased 6% to $48.9 million, due primarily to an increase in outsourced clearing fees for our thinkorswim business in the first half of fiscal 2011 compared to the first half of fiscal 2010.
Communications expense increased 11% to $54.7 million, due primarily to increased costs for quotes and market information during the first half of fiscal 2011 compared to the first half of fiscal 2010.
Depreciation and amortization increased 21% to $32.7 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements.
Professional services increased 23% to $80.4 million, primarily due to higher usage of consulting and contract services during the first half of fiscal 2011 compared to the first half of fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim.
Advertising expense increased 14% to $156.0 million, primarily due to the timing of more marketing campaigns earlier in the year during fiscal 2011 compared to fiscal 2010.
Other operating expenses decreased 8% to $35.6 million, primarily due to decreased litigation and arbitration expenses in the first half of fiscal 2011 compared to the first half of fiscal 2010.
Other Expenses and Income Taxes
Interest on borrowings decreased 19% to $18.3 million, due primarily to lower average interest rates incurred on our debt and a decrease of approximately $59 million in average debt outstanding during the first half of fiscal 2011 compared to the first half of fiscal 2010. The average interest rate incurred on our debt was 2.61% for the first half of fiscal 2011, compared to 3.02% for the first half of fiscal 2010. The lower average interest rate incurred on our debt during the first half of fiscal 2011 was due to the effect of the fixed-for-variable interest rate swaps on our Senior Notes entered into during fiscal 2010 and 2011.
Loss on debt refinancing of $8.4 million during the first half of fiscal 2010 consisted of a charge to write off the unamortized balance of debt issuance costs associated with the Term A and Term B credit facilities under our January 23, 2006 credit agreement. On November 25, 2009, we refinanced our long-term debt by issuing the Senior Notes and used the proceeds from the issuance of the Senior Notes, together with cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement.
Our effective income tax rate was 36.5% for the first half of fiscal 2011, compared to 31.6% for the first half of fiscal 2010. The effective tax rate for the first half of fiscal 2011 was somewhat lower than normal due to $5.4 million of favorable resolutions of state income tax matters and $1.4 million of favorable deferred income tax adjustments resulting from recent state income tax law changes. These items favorably impacted the Company’s earnings for the first half of fiscal 2011 by approximately $0.01 per share. The effective tax rate for the first half of fiscal 2010 was unusually low due to $28.8 million of favorable resolutions of certain federal and state income tax matters during the first half of fiscal 2010. These items favorably impacted our earnings for the first half of fiscal 2010 by approximately $0.05 per share.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2011 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2011 primarily from our earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.

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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in thousands):

	Liquid Assets -				Liquid Assets -
	Management Target			Regulatory Threshold
	March 31,	Sept. 30,		March 31,	Sept. 30,
	2011	2010	Change	2011	2010	Change
Cash and cash equivalents	$1,081,138	$741,492	$339,646	$1,081,138	$741,492	$339,646
Less: Broker-dealer cash and cash equivalents	(626,725)	(426,618)	(200,107)	(626,725)	(426,618)	(200,107)
Trust company cash and cash equivalents	(70,701)	(50,937)	(19,764)	(70,701)	(50,937)	(19,764)
Investment advisory cash and cash equivalents	(36,964)	(28,944)	(8,020)	(36,964)	(28,944)	(8,020)

Corporate cash and cash equivalents	346,748	234,993	111,755	346,748	234,993	111,755

Plus: Excess trust company Tier 1 capital	—	—	—	9,379	12,284	(2,905)
Excess broker-dealer regulatory net capital	403,804	326,368	77,436	980,406	828,979	151,427

Liquid assets	$750,552	$561,361	$189,191	$1,336,533	$1,076,256	$260,277

The increase in liquid assets is summarized as follows (dollars in thousands):

	Liquid Assets
	Management	Regulatory
	Target	Threshold
Liquid assets as of September 30, 2010	$561,361	$1,076,256

Plus: Pre-tax income	498,692	498,692
Proceeds from exercise of stock options	2,833	2,833
Cash received in sale of business	5,228	5,228
Return of prepayment on structured stock repurchase	118,834	118,834

Less: Income taxes paid	(54,974)	(54,974)
Purchase of property and equipment	(69,415)	(69,415)
Purchase of treasury stock	(46,512)	(46,512)
Principal payments on long-term debt	(4,262)	(4,262)
Principal payments on capital lease obligations	(3,363)	(3,363)
Payment of cash dividends	(57,368)	(57,368)
Additional net capital requirement due to increase in aggregate debits	(167,384)	(83,692)
Other changes in working capital and regulatory net capital	(33,118)	(45,724)

Liquid assets as of March 31, 2011	$750,552	$1,336,533

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
During the second quarter of fiscal 2011, we made open market repurchases of approximately 2.0 million shares at a weighted average purchase price of $21.03 per share. From the inception of the stock repurchase authorization through March 31, 2011, we have repurchased an aggregate of approximately 5.2 million shares at a weighted average purchase price of $17.94 per share. As of March 31, 2011, we had approximately 24.8 million shares remaining on the stock repurchase authorization.
Cash Dividends
Our board of directors declared a $0.05 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal 2011. We paid a total of $57.4 million to fund the first and second quarter dividends. We expect to pay approximately $29 million on May 17, 2011 to fund the third quarter dividend.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 7 — COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 12 — RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (27% of our net revenues for the six months ended March 31, 2011) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2011 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $109 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $39 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Market Risk on Auction Rate Securities
As of March 31, 2011, we held ARS with a fair value of $109 million. A hypothetical 10% decrease in the fair value of our ARS would reduce our pre-tax income by approximately $11 million.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. — Legal Proceedings
Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleges that there was a breach in TD Ameritrade, Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requests unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought are substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation and a consolidated complaint was filed. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. On December 20, 2010, TD Ameritrade, Inc. received preliminary Court approval of a proposed class settlement agreement between TD Ameritrade, Inc. and plaintiffs Richard Holober and Brad Zigler. Under the proposed settlement, the Company will pay no less than $2.5 million in settlement benefits. Total compensation to be paid to all eligible members of the settlement class will not exceed $6.5 million, inclusive of any award of attorneys’ fees and costs. In addition, the settlement agreement provides that the Company will retain an independent information technology security consultant to assess whether the Company has met certain information technology security standards. The proposed settlement is subject to final approval by the Court. A hearing on final approval of the proposed settlement was held on April 19, 2011. The Court has not yet ruled on the matter.
Reserve Fund Matters — During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund was not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients continue to hold shares in the Yield Plus Fund (now known as “Yield Plus Fund — In Liquidation”), which is being liquidated. On July 23, 2010, The Reserve announced that through that date it had distributed approximately 94.8% of the Yield Plus Fund assets as of September 15, 2008 and that the Yield Plus Fund had approximately $39.7 million in total remaining assets. The Reserve stated that the fund’s Board of Trustees has set aside almost the entire amount of the remaining assets to cover potential claims, fees and expenses. The Company estimates that TD Ameritrade, Inc. clients’ current positions held in the Reserve Yield Plus Fund amount to approximately 79% of the fund.
TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the SEC and other regulatory authorities regarding TD Ameritrade, Inc.’s offering of the Yield Plus Fund to clients. TD Ameritrade, Inc. is cooperating with the investigations and requests. On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to the entry of an “Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions” (“Order”). In the Order, the SEC finds that TD Ameritrade, Inc. failed reasonably to supervise its registered representatives with a view to preventing their violations of Section 17(a)(2) of the Securities Act of 1933 in connection with their offer and sale of the Yield Plus Fund. TD Ameritrade, Inc. did not admit or deny any of the findings in the Order, and no fine was imposed. Under the settlement agreement, TD Ameritrade, Inc. agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients that purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

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
The Company estimates that its clients’ current aggregate shortfall, based on the original par value of their holdings in the Yield Plus Fund, less the value of fund distributions to date and the value of payments under the Company’s SEC settlement, is approximately $37 million. This amount does not take into account any assets remaining in the fund that may become available for future distributions.
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

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2011 — January 31, 2011	290,357	$20.13	240,000	26,600,640
February 1, 2011 — February 28, 2011	776,043	$20.98	745,900	25,854,740
March 1, 2011 — March 31, 2011	1,054,000	$21.20	1,054,000	24,800,740

Total — Three months ended March 31, 2011	2,120,400	$20.98	2,039,900	24,800,740

On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on August 9, 2010 in our quarterly report on Form 10-Q. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal 2011.
During the quarter ended March 31, 2011, 80,500 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6. — Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.1)

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1	Separation and Release of Claims Agreement, dated February 11, 2011, between David M. Kelley and TD Ameritrade Holding Corporation

10.2	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 18, 2011)

10.3	TD Ameritrade Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 18, 2011)

10.4	Executive Employment Term Sheet, effective as of April 11, 2011, between Marvin W. Adams and TD Ameritrade Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2011

TD Ameritrade Holding Corporation (Registrant)
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)