Form 10-Q
period 2011-06-30
TD AMERITRADE HOLDING CORP
filed 2011-08-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-49992

TD Ameritrade Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0543156 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2011, there were 565,393,641 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION
INDEX

Page No.
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Income	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	44

Item 6. Exhibits	45

Signatures	46
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. — Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation (the Company) as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
August 8, 2011

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,323,646	$741,492
Short-term investments	3,540	3,592
Cash and investments segregated in compliance with federal regulations	377,260	994,026
Receivable from brokers, dealers and clearing organizations	1,033,020	1,207,723
Receivable from clients — net of allowance for doubtful accounts	8,714,661	7,393,855
Receivable from affiliates	101,479	90,523
Other receivables — net of allowance for doubtful accounts	94,789	68,928
Securities owned, at fair value	65,334	217,234
Property and equipment — net of accumulated depreciation and amortization	315,008	272,211
Goodwill	2,466,979	2,467,013
Acquired intangible assets — net of accumulated amortization	1,048,731	1,124,259
Deferred income taxes	4,659	9,915
Other assets	141,498	136,147

Total assets	$15,690,604	$14,726,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,083,014	$1,934,315
Payable to clients	7,269,012	6,810,391
Accounts payable and accrued liabilities	463,651	476,306
Payable to affiliates	3,564	3,244
Deferred revenue	46,288	63,512
Long-term debt	1,290,467	1,302,269
Capitalized lease obligations	12,699	20,799
Deferred income taxes	346,837	344,203

Total liabilities	11,515,532	10,955,039

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; June 30, 2011 — 567,455,934 outstanding; September 30, 2010 — 576,134,924 outstanding	6,314	6,314
Additional paid-in capital	1,574,641	1,390,283
Retained earnings	3,510,471	3,122,305
Treasury stock, common, at cost — June 30, 2011 — 63,925,926 shares; September 30, 2010 — 55,246,936 shares	(916,838)	(747,271)
Deferred compensation	272	196
Accumulated other comprehensive income	212	52

Total stockholders’ equity	4,175,072	3,771,879

Total liabilities and stockholders’ equity	$15,690,604	$14,726,918

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$281,591	$333,081	$912,607	$943,740

Asset-based revenues:
Interest revenue	132,334	112,804	371,959	315,457
Brokerage interest expense	(1,052)	(1,422)	(3,581)	(4,694)

Net interest revenue	131,282	111,382	368,378	310,763

Insured deposit account fees	196,817	180,075	562,759	505,370
Investment product fees	43,938	33,194	125,075	92,964

Total asset-based revenues	372,037	324,651	1,056,212	909,097
Other revenues	31,154	34,072	90,382	99,019

Net revenues	684,782	691,804	2,059,201	1,951,856

Operating expenses:
Employee compensation and benefits	168,564	156,251	500,632	467,767
Clearing and execution costs	22,648	22,387	71,566	68,422
Communications	27,057	27,030	81,782	76,329
Occupancy and equipment costs	36,318	35,452	104,663	104,184
Depreciation and amortization	16,914	14,499	49,629	41,573
Amortization of acquired intangible assets	24,083	25,119	72,747	75,722
Professional services	42,882	31,998	123,257	97,170
Advertising	48,109	51,596	204,092	188,359
Gains on money market funds and client guarantees	—	(9,209)	—	(11,145)
Other	35,668	36,420	71,291	75,347

Total operating expenses	422,243	391,543	1,279,659	1,183,728

Operating income	262,539	300,261	779,542	768,128

Other expense:
Interest on borrowings	6,916	11,197	25,227	33,764
Loss on debt refinancing	1,435	—	1,435	8,392

Total other expense	8,351	11,197	26,662	42,156

Pre-tax income	254,188	289,064	752,880	725,972
Provision for income taxes	96,793	109,625	278,778	247,743

Net income	$157,395	$179,439	$474,102	$478,229

Earnings per share — basic	$0.28	$0.31	$0.83	$0.81
Earnings per share — diluted	$0.27	$0.30	$0.82	$0.80

Weighted average shares outstanding — basic	570,287	587,086	573,034	588,176
Weighted average shares outstanding — diluted	576,784	593,647	579,168	595,221

Dividends declared per share	$0.05	$—	$0.15	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$474,102	$478,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,629	41,573
Amortization of acquired intangible assets	72,747	75,722
Deferred income taxes	7,394	159,856
Loss on disposal of property	16,720	2,533
Gains on money market funds and client guarantees	—	(11,145)
Loss on debt refinancing	1,435	8,392
Stock-based compensation	25,995	25,090
Excess tax benefits on stock-based compensation	(9,370)	(13,095)
Other, net	185	154
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	616,766	5,323,932
Receivable from brokers, dealers and clearing organizations	174,703	995,686
Receivable from clients, net	(1,323,229)	(1,819,054)
Receivable from/payable to affiliates, net	(7,879)	14,825
Other receivables, net	(23,685)	9,857
Securities owned	151,900	(225,361)
Other assets	(7,945)	(11,982)
Payable to brokers, dealers and clearing organizations	148,699	(517,795)
Payable to clients	458,621	(4,018,506)
Accounts payable and accrued liabilities	(2,125)	(175,866)
Deferred revenue	(17,224)	(304)

Net cash provided by operating activities	807,439	342,741

Cash flows from investing activities:
Purchase of property and equipment	(109,904)	(61,180)
Cash received in sale of business	5,228	—
Cash transferred in disposal of subsidiary	(3,453)	—
Purchase of short-term investments	(1,045)	(3,296)
Proceeds from sale and maturity of short-term investments	1,100	3,300
Proceeds from redemption of money market funds	—	51,478
Purchase of investments	(5,006)	—
Other, net	550	(2)

Net cash used in investing activities	(112,530)	(9,700)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$1,248,557
Payment of debt issuance costs	(1,783)	(10,595)
Principal payments on long-term debt	(4,262)	(1,410,638)
Principal payments on capital lease obligations	(8,100)	(11,853)
Proceeds from exercise of stock options; Nine months ended June 30, 2011 — 628,293 shares; 2010 — 3,362,788 shares	3,204	11,842
Purchase of treasury stock; Nine months ended June 30, 2011 — 7,068,892 shares; 2010 — 14,228,369 shares	(144,245)	(248,188)
Return of prepayment on structured stock repurchase	118,834	—
Payment of cash dividends	(85,936)	—
Excess tax benefits on stock-based compensation	9,370	13,095

Net cash used in financing activities	(112,918)	(407,780)

Effect of exchange rate changes on cash and cash equivalents	163	(9)

Net increase (decrease) in cash and cash equivalents	582,154	(74,748)

Cash and cash equivalents at beginning of period	741,492	791,211

Cash and cash equivalents at end of period	$1,323,646	$716,463

Supplemental cash flow information:
Interest paid	$35,687	$33,847
Income taxes paid	$233,713	$233,009
Tax benefit on exercises and distributions of stock-based compensation	$9,404	$17,396

Noncash financing activities:
Issuance of capital lease obligations	$—	$6,003
Settlement of structured stock repurchase; 3,159,360 shares	$50,366	$—
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three-Month and Nine-Month Periods Ended June 30, 2011 and 2010
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
Recently Issued Accounting Pronouncements
ASU 2011-04 — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Therefore, ASU 2011-04 will be effective for the Company’s fiscal quarter beginning January 1, 2012 (the Company’s second quarter of fiscal 2012). Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements.
ASU 2011-05 — In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and allows two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements, consisting of a statement of net income followed by a separate statement of other comprehensive income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Therefore, ASU 2011-05 will be effective for the Company’s fiscal year beginning October 1, 2012. The adoption of ASU 2011-05 will change the manner in which the components of other comprehensive income are presented in the financial statements, but is not expected to have any other material impact on the Company’s financial statements.
2. ACQUIRED INTANGIBLE ASSETS
The Company’s acquired intangible assets consist of the following as of June 30, 2011 (dollars in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Client relationships	$1,229,431	$(397,315)	$832,116
Technology and content	99,161	(29,949)	69,212
Trade names	10,100	(10,100)	—
Non-competition agreement	5,486	(3,757)	1,729
Trademark license	145,674	—	145,674

	$1,489,852	$(441,121)	$1,048,731

Estimated future amortization expense for acquired intangible assets outstanding as of June 30, 2011 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense
2011 Remaining	$23,424
2012	92,370
2013	91,102
2014	90,641
2015	89,839
Thereafter (to 2025)	515,681

Total	$903,057

3. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	June 30,	September 30,
	2011	2010
Corporate	$260,807	$234,993
Broker-dealer subsidiaries	982,768	426,618
Trust company subsidiary	38,887	50,937
Investment advisory subsidiaries	41,184	28,944

Total	$1,323,646	$741,492

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
4. INCOME TAXES
The Company’s effective income tax rate for the nine months ended June 30, 2011 was 37.0%, compared to 34.1% for the nine months ended June 30, 2010. The provision for income taxes for the nine months ended June 30, 2011 was lower than normal due to $5.5 million of favorable resolutions of state income tax matters and $1.2 million of favorable deferred income tax adjustments resulting from recent state income tax law changes. These items favorably impacted the Company’s earnings for the nine months ended June 30, 2011 by approximately $0.01 per share. The provision for income taxes for the nine months ended June 30, 2010 was unusually low due to $28.8 million of favorable resolutions of certain federal and state income tax matters. These items favorably impacted the Company’s earnings for the nine months ended June 30, 2010 by approximately $0.05 per share.

5. LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	Face	Unamortized	Fair Value	Net Carrying
June 30, 2011	Value	Discount	Adjustment (1)	Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(121)	$5,547	$255,426
4.150% Senior Notes due 2014	500,000	(338)	27,385	527,047
5.600% Senior Notes due 2019	500,000	(580)	8,574	507,994

Total long-term debt	$1,250,000	$(1,039)	$41,506	$1,290,467

	Face	Unamortized	Fair Value	Net Carrying
September 30, 2010	Value	Discount	Adjustment (1)	Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(185)	$9,299	$259,114
4.150% Senior Notes due 2014	500,000	(411)	39,936	539,525
5.600% Senior Notes due 2019	500,000	(632)	N/A	499,368

Total Senior Notes	1,250,000	(1,228)	49,235	1,298,007
Other	4,262	N/A	N/A	4,262

Total long-term debt	$1,254,262	$(1,228)	$49,235	$1,302,269

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.
Interest Rate Swaps — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of June 30, 2011, the weighted-average effective interest rate on the Senior Notes was 1.90%.
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of the interest rate swaps and the hedged fixed-rate debt (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Gain (loss) on fair value of interest rate swaps	$11,294	$13,107	$(7,729)	$27,963
Gain (loss) on fair value of hedged fixed-rate debt	(11,294)	(13,107)	7,729	(27,963)

Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in thousands):

	June 30,	September 30,
	2011	2010
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$41,506	$49,235
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of June 30, 2011 and September 30, 2010, the interest rate swap counterparty for the 2012 Notes and 2014 Notes had pledged $36.4 million and $52.9 million of collateral, respectively, to the Company in the form of U.S. Treasury securities. As of June 30, 2011, the interest rate swap counterparty for the 2019 Notes had pledged $10.2 million of collateral to the Company in the form of cash.
TD Ameritrade Holding Corporation Credit Agreement — On June 28, 2011, TD Ameritrade Holding Corporation (the “Parent”) entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Parent Revolving Facility”). The Parent Revolving Facility replaced the Parent’s prior $300 million unsecured revolving credit facility, which was scheduled to expire on December 31, 2012. The maturity date of the Parent Revolving Facility is June 28, 2014.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 1.25% to 2.25% for Parent LIBOR loans and from 0.25% to 1.25% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.15% to 0.375% on any unused amount of the Parent Revolving Facility, determined by reference to the Parent’s public debt ratings. As of June 30, 2011, the interest rate margin would have been 1.50% for Parent LIBOR loans and 0.50% for Base Rate loans, and the commitment fee was 0.20%, each determined by reference to the Parent’s Standard & Poor’s public debt rating of A-. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2011.
The obligations under the Parent Revolving Facility are guaranteed by TD Ameritrade Online Holdings Corp. (“TDAOH”), a wholly-owned subsidiary of the Parent, and each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Parent, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Parent Revolving Facility is TDAOH.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Parent’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of June 30, 2011.
TD Ameritrade Clearing, Inc. Credit Agreement — On June 28, 2011, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 28, 2014.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 1.00% to 2.00% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt rating. TDAC is obligated to pay a commitment fee ranging from 0.125% to 0.30% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt rating. As of June 30, 2011, the interest rate margin would have been 1.25% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.15%, each determined by reference to the Parent’s public debt rating. There were no borrowings outstanding under the TDAC Revolving Facility as of June 30, 2011.

The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of June 30, 2011.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	June 30, 2011			September 30, 2010
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD Ameritrade Clearing, Inc.	$1,281,958	$196,797	$1,085,161	$1,092,692	$177,644	$915,048
TD Ameritrade, Inc.	292,747	1,000	291,747	142,859	1,000	141,859
Bellevue Chicago, LLC	N/A	N/A	N/A	39,039	250	38,789

Totals	$1,574,705	$197,797	$1,376,908	$1,274,590	$178,894	$1,095,696

TDAC is a clearing broker-dealer and TD Ameritrade, Inc. is an introducing broker-dealer. Prior to October 12, 2010, Bellevue Chicago, LLC (formerly thinkorswim, Inc.) was registered as an introducing broker-dealer. On May 25, 2010, Bellevue Chicago, LLC transferred its introducing broker-dealer business to TD Ameritrade, Inc. On October 12, 2010, the Company withdrew Bellevue Chicago, LLC’s registration as a broker-dealer.
The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $18.4 million and $22.3 million as of June 30, 2011 and September 30, 2010, respectively, which exceeded the required Tier 1 capital by $8.4 million and $12.3 million, respectively.
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
TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the SEC and other regulatory authorities regarding TD Ameritrade, Inc.’s offering of the Yield Plus Fund to clients. TD Ameritrade, Inc. is cooperating with the investigations and requests. On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to the entry of an “Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions” (“Order”). In the Order, the SEC finds that TD Ameritrade, Inc. failed reasonably to supervise its registered representatives with a view to preventing their violations of Section 17(a)(2) of the Securities Act of 1933 in connection with their offer and sale of the Yield Plus Fund. TD Ameritrade, Inc. did not admit or deny any of the findings in the Order, and no fine was imposed. Under the settlement agreement, TD Ameritrade, Inc. agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.
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
As of June 30, 2011, client excess margin securities of approximately $12.1 billion and stock borrowings of approximately $0.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.0 billion and repledged approximately $1.2 billion of that collateral as of June 30, 2011.
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of June 30, 2011 and September 30, 2010 (dollars in thousands):

	As of June 30, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
U.S. government securities	$—	$2,500	$—	$2,500
U.S. government agency debt securities	—	1,040	—	1,040

Subtotal — Short-term investments	—	3,540	—	3,540

Securities owned:
Auction rate securities	—	—	61,951	61,951
Money market and other mutual funds	—	—	1,067	1,067
Equity securities	678	437	—	1,115
U.S. government debt securities	—	24	—	24
Municipal debt securities	—	462	—	462
Corporate debt securities	—	459	—	459
Other debt securities	—	256	—	256

Subtotal — Securities owned	678	1,638	63,018	65,334

Other assets:
Interest rate swaps(1)	—	41,506	—	41,506

Total assets at fair value	$678	$46,684	$63,018	$110,380

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$6,927	$1	$—	$6,928
U.S. government debt securities	—	16	—	16
Municipal debt securities	—	172	—	172
Corporate debt securities	—	9	—	9

Total liabilities at fair value	$6,927	$198	$—	$7,125

(1)	See “Interest Rate Swaps” in Note 5 for details.

	As of September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments:
U.S. government securities	$—	$2,494	$—	$2,494
U.S. government agency debt securities	—	1,098	—	1,098

Subtotal — Short-term investments	—	3,592	—	3,592

Securities owned:
Auction rate securities	—	—	209,288	209,288
Money market and other mutual funds	—	—	5,404	5,404
Equity securities	453	10	—	463
Municipal debt securities	—	1,487	—	1,487
Corporate debt securities	—	487	—	487
Other debt securities	—	105	—	105

Subtotal — Securities owned	453	2,089	214,692	217,234

Other assets:
Interest rate swaps (1)	—	49,235	—	49,235

Total assets at fair value	$453	$54,916	$214,692	$270,061

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$2,213	$14	$—	$2,227
Municipal debt securities	—	375	—	375
Corporate debt securities	—	378	—	378
Other debt securities	—	161	—	161

Total liabilities at fair value	$2,213	$928	$—	$3,141

(1)	See “Interest Rate Swaps” in Note 5 for details.
There were no transfers between any levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months and nine months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30, 2011
			Purchases,
		Net Gains	Sales,
	March 31,	Included in	Issuances and	June 30,
	2011	Earnings (1)	Settlements, Net	2011
Assets:
Securities owned:
Auction rate securities	$109,385	$714	$(48,148)	$61,951
Money market and other mutual funds	1,026	—	41	1,067

Total — Securities owned	$110,411	$714	$(48,107)	$63,018

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and do not relate to assets held as of June 30, 2011.

	Nine Months Ended June 30, 2011
			Purchases,
		Net Gains	Sales,
	September 30,	Included in	Issuances and	June 30,
	2010	Earnings (1)	Settlements, Net	2011
Assets:
Securities owned:
Auction rate securities	$209,288	$3,685	$(151,022)	$61,951
Money market and other mutual funds	5,404	—	(4,337)	1,067

Total — Securities owned	$214,692	$3,685	$(155,359)	$63,018

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and $0.4 million of the net gains relate to assets held as of June 30, 2011.

	Three Months Ended June 30, 2010
				Purchases,
		Net Gains		Sales,
	March 31,	Included in		Issuances and	June 30,
	2010	Earnings		Settlements, Net	2010
Assets:
Short-term investments:
Money market mutual funds	$—	$757	(1)	$—	$757

Securities owned:
Auction rate securities	288,489	1,843	(2)	(47,045)	243,287
Money market and other mutual funds	3,873	8,452	(1)	(468)	11,857

Subtotal — Securities owned	292,362	10,295		(47,513)	255,144

Total assets at fair value	$292,362	$11,052		$(47,513)	$255,901

(1)	Gains on money market mutual funds relate to shares of The Reserve Primary Fund that the Company continued to hold as of June 30, 2010. These gains were included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income.

(2)	Net gains on auction rate securities were recorded in other revenues on the Condensed Consolidated Statements of Income and did not relate to assets held as of June 30, 2010.

	Nine Months Ended June 30, 2010
				Purchases,
		Net Gains		Sales,
	September 30,	Included in		Issuances and	June 30,
	2009	Earnings		Settlements, Net	2010
Assets:
Short-term investments:
Money market mutual funds	$50,971	$1,264	(1)	$(51,478)	$757

Securities owned:
Auction rate securities	14,579	2,752	(2)	225,956	243,287
Money market and other mutual funds	5,049	8,452	(1)	(1,644)	11,857

Subtotal — Securities owned	19,628	11,204		224,312	255,144

Total assets at fair value	$70,599	$12,468		$172,834	$255,901

(1)	Gains on money market and other mutual funds relate to shares of The Reserve Primary Fund that the Company continued to hold as of June 30, 2010. These gains were included in gains on money market funds and client guarantees on the Condensed Consolidated Statements of Income.

(2)	Net gains on auction rate securities were recorded in other revenues on the Condensed Consolidated Statements of Income and did not relate to assets held as of June 30, 2010.
There were no nonfinancial assets or liabilities measured at fair value during the three months and nine months ended June 30, 2011 and 2010.
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
Fair Value of Senior Notes
As of June 30, 2011, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.32 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.29 billion. As of September 30, 2010, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.34 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.30 billion.

9. EARNINGS PER SHARE
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income	$157,395	$179,439	$474,102	$478,229

Weighted average shares outstanding — basic	570,287	587,086	573,034	588,176
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	6,497	6,561	6,134	7,045

Weighted average shares outstanding — diluted	576,784	593,647	579,168	595,221

Earnings per share — basic	$0.28	$0.31	$0.83	$0.81
Earnings per share — diluted	$0.27	$0.30	$0.82	$0.80
10. COMPREHENSIVE INCOME
Comprehensive income is as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income	$157,395	$179,439	$474,102	$478,229

Other comprehensive income (loss):
Net unrealized gains (losses) on investment securities available-for-sale	(2)	5	(1)	—
Foreign currency translation adjustment	21	(42)	161	(6)

Total other comprehensive income (loss)	19	(37)	160	(6)

Comprehensive income	$157,414	$179,402	$474,262	$478,223

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
12. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 43.6% of the Company’s common stock as of June 30, 2011. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.
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
The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. As of June 30, 2011, the IDA portfolio was comprised of approximately 2% component (a) investments, 91% component (b) investments and 7% component (c) investments.
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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates (dollars in thousands):

		Revenues from TD and Affiliates
		Three months ended		Nine months ended
	Statement of Income	June 30,		June 30,
Description	Classification	2011	2010	2011	2010
Insured Deposit Account Agreement	Insured deposit account fees	$196,817	$180,075	$562,759	$505,370
Mutual Fund Agreements	Investment product fees	1,418	2,290	7,290	6,252
Referral and Strategic Alliance Agreement	Various	1,223	593	2,909	780
Securities borrowing and lending, net	Net interest revenue	895	403	3,167	1,143
TD Waterhouse Canada Order Routing Agreement	Other revenues	574	—	1,989	—
TD Waterhouse UK Servicing Agreement	Commissions and transaction fees	116	—	365	—
Payment for order flow	Commissions and transaction fees	—	—	—	527

Total revenues		$201,043	$183,361	$578,479	$514,072

		Expenses to TD and Affiliates
		Three months ended		Nine months ended
	Statement of Income	June 30,		June 30,
Description	Classification	2011	2010	2011	2010
Canadian Call Center Services Agreement	Professional services	$4,525	$4,415	$13,521	$13,134
Certificates of Deposit Brokerage Agreement	Advertising	—	—	1,845	2,276
Cash Management Services Agreement	Clearing and execution costs	216	194	644	600
Referral and Strategic Alliance Agreement	Various	449	311	1,508	532

Total expenses		$5,190	$4,920	$17,518	$16,542

The following table summarizes the classification and amount of receivables from and payables to TD and affiliates of TD on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in thousands):

	June 30,	September 30,
	2011	2010
Assets:
Receivable from brokers, dealers and clearing organizations	$1,129	$1,201
Receivable from affiliates	101,479	90,523

Liabilities:
Payable to brokers, dealers and clearing organizations	$89,756	$40,849
Payable to affiliates	3,564	3,244
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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2011
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$116,114	$24,484	$1,183,048	$—	$1,323,646
Cash and investments segregated in compliance with federal regulations	—	—	377,260	—	377,260
Receivable from brokers, dealers and clearing organizations	—	—	1,033,020	—	1,033,020
Receivable from clients, net of allowance for doubtful accounts	—	—	8,714,661	—	8,714,661
Investments in subsidiaries	5,550,537	5,135,663	562,923	(11,249,123)	—
Receivable from affiliates	5,340	203,100	108,993	(215,954)	101,479
Goodwill	—	—	2,466,979	—	2,466,979
Acquired intangible assets	—	145,674	903,057	—	1,048,731
Other	86,308	5,296	562,083	(28,859)	624,828

Total assets	$5,758,299	$5,514,217	$15,912,024	$(11,493,936)	$15,690,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,083,014	$—	$2,083,014
Payable to clients	—	—	7,269,012	—	7,269,012
Accounts payable and accrued liabilities	138,647	7	330,258	(5,261)	463,651
Payable to affiliates	154,113	1,708	63,697	(215,954)	3,564
Long-term debt	1,290,467	—	—	—	1,290,467
Other	—	48,980	380,442	(23,598)	405,824

Total liabilities	1,583,227	50,695	10,126,423	(244,813)	11,515,532
Stockholders’ equity	4,175,072	5,463,522	5,785,601	(11,249,123)	4,175,072

Total liabilities and stockholders’ equity	$5,758,299	$5,514,217	$15,912,024	$(11,493,936)	$15,690,604

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2010
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$67,033	$25,058	$649,401	$—	$741,492
Cash and investments segregated in compliance with federal regulations	—	—	994,026	—	994,026
Receivable from brokers, dealers and clearing organizations	—	—	1,207,723	—	1,207,723
Receivable from clients, net of allowance for doubtful accounts	—	—	7,393,855	—	7,393,855
Investments in subsidiaries	5,180,736	4,751,641	543,556	(10,475,933)	—
Receivable from affiliates	1,782	218,437	125,724	(255,420)	90,523
Goodwill	—	—	2,467,013	—	2,467,013
Acquired intangible assets	—	145,674	978,585	—	1,124,259
Other	91,057	5,902	640,744	(29,676)	708,027

Total assets	$5,340,608	$5,146,712	$15,000,627	$(10,761,029)	$14,726,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,934,315	$—	$1,934,315
Payable to clients	—	—	6,810,391	—	6,810,391
Accounts payable and accrued liabilities	96,578	18,157	366,789	(5,218)	476,306
Payable to affiliates	174,144	1,845	82,675	(255,420)	3,244
Long-term debt	1,298,007	—	4,262	—	1,302,269
Other	—	42,563	410,409	(24,458)	428,514

Total liabilities	1,568,729	62,565	9,608,841	(285,096)	10,955,039
Stockholders’ equity	3,771,879	5,084,147	5,391,786	(10,475,933)	3,771,879

Total liabilities and stockholders’ equity	$5,340,608	$5,146,712	$15,000,627	$(10,761,029)	$14,726,918

TD AMEITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2011
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$5,720	$60	$684,781	$(5,779)	$684,782
Operating expenses	6,178	47	421,797	(5,779)	422,243

Operating income (loss)	(458)	13	262,984	—	262,539
Other expense	8,426	—	(75)	—	8,351

Income (loss) before income taxes and equity in income of subsidiaries	(8,884)	13	263,059	—	254,188
Provision for (benefit from) income taxes	(2,746)	5	99,534	—	96,793

Income (loss) before equity in income of subsidiaries	(6,138)	8	163,525	—	157,395
Equity in income of subsidiaries	163,533	169,238	9,580	(342,351)	—

Net income	$157,395	$169,246	$173,105	$(342,351)	$157,395

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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2011
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$11,014	$181	$2,059,175	$(11,169)	$2,059,201
Operating expenses	10,617	172	1,280,039	(11,169)	1,279,659

Operating income	397	9	779,136	—	779,542
Other expense	26,590	—	72	—	26,662

Income (loss) before income taxes and equity in income of subsidiaries	(26,193)	9	779,064	—	752,880
Provision for (benefit from) income taxes	(11,779)	(344)	290,901	—	278,778

Income (loss) before equity in income of subsidiaries	(14,414)	353	488,163	—	474,102
Equity in income of subsidiaries	488,516	501,805	28,424	(1,018,745)	—

Net income	$474,102	$502,158	$516,587	$(1,018,745)	$474,102

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

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2011
(Unaudited)
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by operating activities	$32,904	$4,426	$770,109	$807,439

Cash flows from investing activities:
Purchase of property and equipment	—	—	(109,904)	(109,904)
Other	—	—	(2,626)	(2,626)

Net cash used in investing activities	—	—	(112,530)	(112,530)

Cash flows from financing activities:
Purchase of treasury stock	(144,245)	—	—	(144,245)
Return of prepayment on structured stock repurchase	118,834	—	—	118,834
Payment of cash dividends	(85,936)	—	—	(85,936)
Other	11,580	—	(13,151)	(1,571)

Net cash used in financing activities	(99,767)	—	(13,151)	(112,918)

Intercompany investing and financing activities, net	115,944	(5,000)	(110,944)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	163	163

Net increase (decrease) in cash and cash equivalents	49,081	(574)	533,647	582,154
Cash and cash equivalents at beginning of period	67,033	25,058	649,401	741,492

Cash and cash equivalents at end of period	$116,114	$24,484	$1,183,048	$1,323,646

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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; our effective income tax rate; the effect of our migration of client cash balances into the insured deposit account offering; our capital and liquidity needs and our plans to finance such needs; and the impact of recently issued accounting pronouncements.
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
We consider EBITDA an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our holding company’s senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,				Nine months ended June 30,
	2011		2010		2011		2010
		% of Net		% of Net		% of Net		% of Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$302,101	44.1%	$339,879	49.1%	$900,483	43.7%	$877,031	44.9%
Less:
Depreciation and amortization	(16,914)	(2.5%)	(14,499)	(2.1%)	(49,629)	(2.4%)	(41,573)	(2.1%)
Amortization of acquired intangible assets	(24,083)	(3.5%)	(25,119)	(3.6%)	(72,747)	(3.5%)	(75,722)	(3.9%)
Interest on borrowings	(6,916)	(1.0%)	(11,197)	(1.6%)	(25,227)	(1.2%)	(33,764)	(1.7%)
Provision for income taxes	(96,793)	(14.1%)	(109,625)	(15.8%)	(278,778)	(13.5%)	(247,743)	(12.7%)

Net income	$157,395	23.0%	$179,439	25.9%	$474,102	23.0%	$478,229	24.5%

Our EBITDA increased for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily due to a 5% increase in net revenues and the effect of an $8.4 million loss on debt refinancing during the first nine months of fiscal 2010, partially offset by an 8% increase in total operating expenses. The increase in net revenues was due primarily to growth in average spread-based and other fee-based investment balances and a 2% increase in total client trades, partially offset by lower net interest margin earned on the spread-based balances and lower average commissions and transaction fees per trade. The increase in total operating expenses was due primarily to increases in employee compensation and benefits, professional services and advertising expenses during the first nine months of fiscal 2011 and the effect of an $11.1 million gain on money market funds and client guarantees during the first nine months of fiscal 2010. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the nine months ended June 30, 2011, asset-based revenues and transaction-based revenues accounted for 51% and 44% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Avg. interest-earning assets (excluding conduit business)	$14,034	$12,565	$1,469	$13,547	$13,692	$(145)
Avg. insured deposit account balances	48,590	41,811	6,779	46,705	37,873	8,832

Avg. spread-based balances	$62,624	$54,376	$8,248	$60,252	$51,565	$8,687

Net interest revenue (excluding conduit business)	$131.2	$111.2	$20.0	$368.1	$310.2	$57.9
Insured deposit account fee revenue	196.8	180.1	16.7	562.8	505.4	57.4

Spread-based revenue	$328.0	$291.3	$36.7	$930.9	$815.6	$115.3

Avg. annualized yield — interest-earning assets (excluding conduit business)	3.70%	3.50%	0.20%	3.58%	2.99%	0.59%
Avg. annualized yield — insured deposit account fees	1.60%	1.70%	(0.10%)	1.59%	1.76%	(0.17%)
Net interest margin (NIM)	2.07%	2.12%	(0.05%)	2.04%	2.09%	(0.05%)
The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Segregated cash	$0.4	$1.1	$(0.7)	$2.2	$5.2	$(3.0)
Client margin balances	103.4	89.1	14.3	295.2	242.1	53.1
Securities borrowing (excluding conduit business)	28.1	21.7	6.4	73.0	65.6	7.4
Other cash and interest-earning investments	0.1	0.5	(0.4)	0.8	1.2	(0.4)
Client credit balances	(0.4)	(0.6)	0.2	(1.3)	(2.4)	1.1
Securities lending (excluding conduit business)	(0.4)	(0.6)	0.2	(1.8)	(1.5)	(0.3)

Net interest revenue (excluding conduit business)	131.2	111.2	20.0	368.1	310.2	57.9
Securities borrowing — conduit business	0.3	0.4	(0.1)	0.7	1.4	(0.7)
Securities lending — conduit business	(0.2)	(0.2)	—	(0.4)	(0.8)	0.4

Net interest revenue	$131.3	$111.4	$19.9	$368.4	$310.8	$57.6

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Segregated cash	$2,871	$3,416	(16%)	$3,046	$5,266	(42%)
Client margin balances	9,469	7,531	26%	8,849	6,783	30%
Securities borrowing (excluding conduit business)	485	446	9%	500	560	(11%)
Other cash and interest-earning investments	1,209	1,172	3%	1,152	1,083	6%

Interest-earning assets (excluding conduit business)	14,034	12,565	12%	13,547	13,692	(1%)
Securities borrowing — conduit business	329	472	(30%)	323	526	(39%)

Interest-earning assets	$14,363	$13,037	10%	$13,870	$14,218	(2%)

Client credit balances	$8,656	$7,692	13%	$8,366	$8,898	(6%)
Securities lending (excluding conduit business)	1,757	1,752	0%	1,654	1,694	(2%)

Interest-bearing liabilities (excluding conduit business)	10,413	9,444	10%	10,020	10,592	(5%)
Securities lending — conduit business	329	472	(30%)	323	526	(39%)

Interest-bearing liabilities	$10,742	$9,916	8%	$10,343	$11,118	(7%)

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Nine months ended		Net Yield
	June 30,		Increase/	June 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Segregated cash	0.05%	0.13%	(0.08%)	0.09%	0.13%	(0.04%)
Client margin balances	4.32%	4.68%	(0.36%)	4.40%	4.71%	(0.31%)
Other cash and interest-earning investments	0.06%	0.17%	(0.11%)	0.10%	0.15%	(0.05%)
Client credit balances	(0.02%)	(0.03%)	0.01%	(0.02%)	(0.04%)	0.02%

Net interest revenue (excluding conduit business)	3.70%	3.50%	0.20%	3.58%	2.99%	0.59%

Securities borrowing — conduit business	0.31%	0.35%	(0.04%)	0.28%	0.34%	(0.06%)
Securities lending — conduit business	(0.25%)	(0.20%)	(0.05%)	(0.18%)	(0.20%)	0.02%

Net interest revenue	3.62%	3.38%	0.24%	3.50%	2.88%	0.62%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue			Fee Revenue
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Money market mutual fund	$1.4	$2.3	$(0.9)	$7.3	$6.3	$1.0
Other investment product fees	42.5	30.9	11.6	117.8	86.7	31.1

Total investment product fees	$43.9	$33.2	$10.7	$125.1	$93.0	$32.1

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Money market mutual fund	$8,761	$9,076	(3%)	$8,799	$10,181	(14%)
Other fee-based investment balances	73,247	53,298	37%	68,820	49,929	38%

Total fee-based investment balances	$82,008	$62,374	31%	$77,619	$60,110	29%

	Average Annualized Yield			Average Annualized Yield
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Money market mutual fund	0.06%	0.10%	(0.04%)	0.11%	0.08%	0.03%
Other investment product fees	0.23%	0.23%	0.00%	0.23%	0.23%	0.00%
Total investment product fees	0.21%	0.21%	0.00%	0.21%	0.20%	0.01%
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Total trades (in millions)	23.29	26.05	(11%)	74.14	73.00	2%
Average commissions and transaction fees per trade (1)	$12.08	$12.79	(6%)	$12.30	$12.93	(5%)
Average client trades per day	369,716	413,461	(11%)	393,297	390,369	1%
Average client trades per total account (annualized)	11.4	13.2	(14%)	12.3	12.7	(3%)
Average client trades per funded account (annualized)	16.7	19.2	(13%)	18.0	18.3	(2%)
Activity rate — total accounts	4.5%	5.3%	(15%)	4.9%	5.0%	(2%)
Activity rate — funded accounts	6.6%	7.6%	(13%)	7.1%	7.3%	(3%)
Trading days	63.0	63.0	0%	188.5	187.0	1%

(1)	Average commissions and transaction fees per trade excludes thinkorswim active trader and TD Waterhouse UK businesses.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Total accounts (beginning of period)	8,138,000	7,788,000	4%	7,946,000	7,563,000	5%
New accounts opened	154,000	175,000	(12%)	495,000	542,000	(9%)
Accounts closed	(76,000)	(73,000)	4%	(225,000)	(215,000)	5%

Total accounts (end of period)	8,216,000	7,890,000	4%	8,216,000	7,890,000	4%

Percentage change during period	1%	1%		3%	4%

Funded accounts (beginning of period)	5,547,000	5,379,000	3%	5,455,000	5,279,000	3%
Funded accounts (end of period)	5,592,000	5,440,000	3%	5,592,000	5,440,000	3%
Percentage change during period	1%	1%		3%	3%

Client assets (beginning of period, in billions)	$412.3	$341.5	21%	$354.8	$302.0	17%
Client assets (end of period, in billions)	$413.7	$323.8	28%	$413.7	$323.8	28%
Percentage change during period	0%	(5%)		17%	7%

Net new assets (in billions)	$7.9	$8.9	(11%)	$29.1	$27.9	4%
Net new assets annualized growth rate(1)	8%	10%	(20%)	11%	12%	(8%)

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$281.6	$333.1	(15%)	$912.6	$943.7	(3%)

Asset-based revenues:
Interest revenue	132.3	112.8	17%	372.0	315.5	18%
Brokerage interest expense	(1.1)	(1.4)	(26%)	(3.6)	(4.7)	(24%)

Net interest revenue	131.3	111.4	18%	368.4	310.8	19%

Insured deposit account fees	196.8	180.1	9%	562.8	505.4	11%
Investment product fees	43.9	33.2	32%	125.1	93.0	35%

Total asset-based revenues	372.0	324.7	15%	1,056.2	909.1	16%
Other revenues	31.2	34.1	(9%)	90.4	99.0	(9%)

Net revenues	684.8	691.8	(1%)	2,059.2	1,951.9	5%

Operating expenses:
Employee compensation and benefits	168.6	156.3	8%	500.6	467.8	7%
Clearing and execution costs	22.6	22.4	1%	71.6	68.4	5%
Communications	27.1	27.0	0%	81.8	76.3	7%
Occupancy and equipment costs	36.3	35.5	2%	104.7	104.2	0%
Depreciation and amortization	16.9	14.5	17%	49.6	41.6	19%
Amortization of acquired intangible assets	24.1	25.1	(4%)	72.7	75.7	(4%)
Professional services	42.9	32.0	34%	123.3	97.2	27%
Advertising	48.1	51.6	(7%)	204.1	188.4	8%
Gains on money market funds and client guarantees	—	(9.2)	(100%)	—	(11.1)	(100%)
Other	35.7	36.4	(2%)	71.3	75.3	(5%)

Total operating expenses	422.2	391.5	8%	1,279.7	1,183.7	8%

Operating income	262.5	300.3	(13%)	779.5	768.1	1%

Other expense:
Interest on borrowings	6.9	11.2	(38%)	25.2	33.8	(25%)
Loss on debt refinancing	1.4	—	N/A	1.4	8.4	(83%)

Total other expense	8.4	11.2	(25%)	26.7	42.2	(37%)

Pre-tax income	254.2	289.1	(12%)	752.9	726.0	4%
Provision for income taxes	96.8	109.6	(12%)	278.8	247.7	13%

Net income	$157.4	$179.4	(12%)	$474.1	$478.2	(1%)

Other information:
Effective income tax rate	38.1%	37.9%		37.0%	34.1%
Average debt outstanding	$1,264.1	$1,277.9	(1%)	$1,268.8	$1,312.5	(3%)
Average interest rate incurred on borrowings	1.97%	3.19%		2.40%	3.08%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded amounts from the Condensed Consolidated Statements of Income.

Three-Month Periods Ended June 30, 2011 and 2010
Net Revenues
Commissions and transaction fees decreased 15% to $281.6 million, primarily due to decreased client trading activity and lower average commissions and transaction fees per trade. Total trades decreased 11%, as average client trades per day decreased 11% to 369,716 for the third quarter of fiscal 2011 compared to 413,461 for the third quarter of fiscal 2010. Average client trades per funded account (annualized) were 16.7 for the third quarter of fiscal 2011 compared to 19.2 for the third quarter of fiscal 2010. Average commissions and transaction fees per trade decreased to $12.08 per trade for the third quarter of fiscal 2011 from $12.79 for the third quarter of fiscal 2010, primarily due to (1) lower payment for order flow revenue per trade, (2) decreased trading activity from our long-term investor clients, while our active trader clients, many of whom have negotiated rates, continued to trade and (3) higher futures and foreign exchange trading activity, which earn somewhat lower average commissions and transaction fees per trade and do not generate payment for order flow revenue.
Net interest revenue increased 18% to $131.3 million, due primarily to a 26% increase in average client margin balances and a $6.5 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 36 basis points in the average yield earned on client margin balances for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.
Insured deposit account fees increased 9% to $196.8 million, due primarily to a 16% increase in average client insured deposit account balances, partially offset by a decrease of 10 basis points in the average yield earned on the insured deposit account assets during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The increased insured deposit account balances are primarily due to our success in attracting net new client assets over the past year.
Investment product fees increased 32% to $43.9 million, primarily due to a 37% increase in average other fee-based investment balances, partially offset by a decrease of 4 basis points in the average yield earned on client money market mutual fund balances in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.
Other revenues decreased 9% to $31.2 million, due primarily to lower client education revenue for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.
Operating Expenses
Employee compensation and benefits expense increased 8% to $168.6 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, and increased severance costs in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.
Depreciation and amortization increased 17% to $16.9 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements.
Professional services increased 34% to $42.9 million, primarily due to higher usage of consulting and contract services during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim.
Advertising expense decreased 7% to $48.1 million, primarily due to decreased advertising initiatives during the third quarter of fiscal 2011. The decrease in advertising initiatives was primarily due to the timing of more marketing campaigns during the first half of fiscal 2011 compared to first half of fiscal 2010. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Gains on money market funds and client guarantees during the third quarter of fiscal 2010 consisted of a $9.2 million favorable fair market value adjustment to our Reserve Primary Fund holdings, based on updated portfolio holdings data published by The Reserve. During July 2010, we received distributions of $8.9 million from the Primary Fund.
Other operating expenses decreased 2% to $35.7 million, primarily due to decreased litigation, arbitration and regulatory expenses in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. This decrease was mostly offset by $14.8 million of losses on disposal of property during the third quarter of fiscal 2011, primarily related to our decision to cease development of a new back office system, as well as technology assets written off related to exiting our Kansas City data center.

Other Expenses and Income Taxes
Interest on borrowings decreased 38% to $6.9 million, due primarily to lower average interest rates incurred on our debt during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The average interest rate incurred on our debt was 1.97% for the third quarter of fiscal 2011, compared to 3.19% for the third quarter of fiscal 2010. On January 7, 2011, we entered into a fixed-for-variable interest rate swap on our $500 million 5.600% Senior Notes due 2019. We incur variable interest under this interest rate swap at a rate equal to three-month LIBOR plus 2.3745%, or approximately 2.63% as of June 30, 2011. The entire $1.25 billion of our Senior Notes is now subject to interest rate swaps based on three-month LIBOR.
Loss on debt refinancing of $1.4 million during the third quarter of fiscal 2011 consisted of a charge to write off the unamortized balance of debt issuance costs associated with our holding company’s prior unsecured revolving credit facility under our November 25, 2009 amended and restated credit agreement. On June 28, 2011, our holding company replaced its prior revolving credit facility with a new senior unsecured revolving credit facility.
Our effective income tax rate was 38.1% for the third quarter of fiscal 2011, compared to 37.9% for the third quarter of fiscal 2010. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2011. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Nine-Month Periods Ended June 30, 2011 and 2010
Net Revenues
Commissions and transaction fees decreased 3% to $912.6 million, primarily due to lower average commissions and transaction fees per trade, partially offset by slightly increased client trading activity. Average commissions and transaction fees per trade decreased to $12.30 per trade for the first nine months of fiscal 2011 from $12.93 for the first nine months of fiscal 2010, primarily due to (1) lower payment for order flow revenue per trade, (2) decreased trading activity from our long-term investor clients, while our active trader clients, many of whom have negotiated rates, continued to trade and (3) higher futures and foreign exchange trading activity, which earn somewhat lower average commissions and transaction fees per trade and do not generate payment for order flow revenue. Total trades increased 2%, as average client trades per day increased 1% to 393,297 for the first nine months of fiscal 2011 compared to 390,369 for the first nine months of fiscal 2010, and there were 1.5 more trading days during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Average client trades per funded account (annualized) were 18.0 for the first nine months of fiscal 2011 compared to 18.3 for the first nine months of fiscal 2010.
Net interest revenue increased 19% to $368.4 million, due primarily to a 30% increase in average client margin balances and a $6.8 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 31 basis points in the average yield earned on client margin balances for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.
Insured deposit account fees increased 11% to $562.8 million, due primarily to a 23% increase in average client insured deposit account balances during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering. We began migrating client cash in April 2009 and completed the program in January 2010. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances. The effect of the increased insured deposit account balances was partially offset by a decrease of 17 basis points in the average yield earned on the insured deposit account assets during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.
Investment product fees increased 35% to $125.1 million, primarily due to a 38% increase in average other fee-based investment balances.
Other revenues decreased 9% to $90.4 million, due primarily to lower client education revenues for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

Operating Expenses
Employee compensation and benefits expense increased 7% to $500.6 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, and increased severance costs related to the departure of our chief operating officer and related management changes in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.
Clearing and execution costs increased 5% to $71.6 million, due primarily to an increase in outsourced clearing fees for our thinkorswim business in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.
Communications expense increased 7% to $81.8 million, due primarily to increased costs for quotes and market information during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.
Depreciation and amortization increased 19% to $49.6 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements.
Professional services increased 27% to $123.3 million, primarily due to higher usage of consulting and contract services during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim.
Advertising expense increased 8% to $204.1 million, primarily due to the timing of more marketing campaigns earlier in the year during fiscal 2011 compared to fiscal 2010.
Gains on money market funds and client guarantees during the first nine months of fiscal 2010 consisted of $9.7 million of favorable fair market value adjustments to our Reserve Primary Fund holdings, based on updated portfolio holdings data published by The Reserve and $1.4 million of gains related to the final fulfillment of our auction rate securities and Primary Fund client guarantees.
Other operating expenses decreased 5% to $71.3 million, primarily due to decreased litigation, arbitration and regulatory expenses during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. This decrease was partially offset by $16.7 million of losses on disposal of property during the first nine months of fiscal 2011, primarily related to our decision to cease development of a new back office system, as well as technology assets written off related to exiting our Kansas City data center.
Other Expenses and Income Taxes
Interest on borrowings decreased 25% to $25.2 million, due primarily to lower average interest rates incurred on our debt and a decrease of approximately $44 million in average debt outstanding during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The average interest rate incurred on our debt was 2.40% for the first nine months of fiscal 2011, compared to 3.08% for the first nine months of fiscal 2010. The lower average interest rate incurred on our debt during the first nine months of fiscal 2011 was due to the effect of the fixed-for-variable interest rate swaps on our Senior Notes entered into during fiscal 2010 and 2011.
Loss on debt refinancing of $1.4 million during the first nine months of fiscal 2011 consisted of a charge to write off the unamortized balance of debt issuance costs associated with our holding company’s prior unsecured revolving credit facility under our November 25, 2009 amended and restated credit agreement. On June 28, 2011, our holding company replaced its prior revolving credit facility with a new senior unsecured revolving credit facility. Loss on debt refinancing of $8.4 million during the first nine months of fiscal 2010 consisted of a charge to write off the unamortized balance of debt issuance costs associated with the Term A and Term B credit facilities under our January 23, 2006 credit agreement. On November 25, 2009, we refinanced our long-term debt by issuing the Senior Notes and used the proceeds from the issuance of the Senior Notes, together with cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement.
Our effective income tax rate was 37.0% for the first nine months of fiscal 2011, compared to 34.1% for the first nine months of fiscal 2010. The effective tax rate for the first nine months of fiscal 2011 was lower than normal due to $5.5 million of favorable resolutions of state income tax matters and $1.2 million of favorable deferred income tax adjustments resulting from recent state income tax law changes. These items favorably impacted the Company’s earnings for the first nine months of fiscal 2011 by approximately $0.01 per share. The effective tax rate for the first nine months of fiscal 2010 was unusually low due to $28.8 million of favorable resolutions of certain federal and state income tax matters during the first nine months of fiscal 2010. These items favorably impacted our earnings for the first nine months of fiscal 2010 by approximately $0.05 per share.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2011 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2011 primarily from our earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.
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

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in thousands):

	Liquid Assets -			Liquid Assets -
	Management Target			Regulatory Threshold
	Jun. 30,	Sept. 30,		Jun. 30,	Sept. 30,
	2011	2010	Change	2011	2010	Change
Cash and cash equivalents	$1,323,646	$741,492	$582,154	$1,323,646	$741,492	$582,154
Less: Broker-dealer cash and cash equivalents	(982,768)	(426,618)	(556,150)	(982,768)	(426,618)	(556,150)
Trust company cash and cash equivalents	(38,887)	(50,937)	12,050	(38,887)	(50,937)	12,050
Investment advisory cash and cash equivalents	(41,184)	(28,944)	(12,240)	(41,184)	(28,944)	(12,240)

Corporate cash and cash equivalents	260,807	234,993	25,814	260,807	234,993	25,814
Plus: Excess trust company Tier 1 capital	—	—	—	8,410	12,284	(3,874)
Excess broker-dealer regulatory net capital	540,721	326,368	214,353	1,081,513	828,979	252,534

Liquid assets	$801,528	$561,361	$240,167	$1,350,730	$1,076,256	$274,474

The increase in liquid assets is summarized as follows (dollars in thousands):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2010	$561,361	$1,076,256
Plus: Pre-tax income	752,880	752,880
Proceeds from exercise of stock options	3,204	3,204
Cash received in sale of business	5,228	5,228
Return of prepayment on structured stock repurchase	118,834	118,834
Other changes in working capital and regulatory net capital	52,186	38,611
Less: Income taxes paid	(233,713)	(233,713)
Purchase of property and equipment	(109,904)	(109,904)
Cash transferred in disposal of subsidiary	(3,453)	(3,453)
Purchase of investments	(5,006)	(5,006)
Purchase of treasury stock	(144,245)	(144,245)
Payment of debt issuance costs	(1,783)	(1,783)
Principal payments on long-term debt	(4,262)	(4,262)
Principal payments on capital lease obligations	(8,100)	(8,100)
Payment of cash dividends	(85,936)	(85,936)
Additional net capital requirement due to increase in aggregate debits	(95,763)	(47,881)

Liquid assets as of June 30, 2011	$801,528	$1,350,730

Revolving Credit Facilities
TD Ameritrade Holding Corporation Credit Agreement — On June 28, 2011, TD Ameritrade Holding Corporation (the “Parent”) entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Parent Revolving Facility”). The Parent Revolving Facility replaced the Parent’s prior $300 million unsecured revolving credit facility, which was scheduled to expire on December 31, 2012. The maturity date of the Parent Revolving Facility is June 28, 2014.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 1.25% to 2.25% for Parent LIBOR loans and from 0.25% to 1.25% for Base

Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.15% to 0.375% on any unused amount of the Parent Revolving Facility, determined by reference to the Parent’s public debt ratings. As of June 30, 2011, the interest rate margin would have been 1.50% for Parent LIBOR loans and 0.50% for Base Rate loans, and the commitment fee was 0.20%, each determined by reference to the Parent’s Standard & Poor’s public debt rating of A-. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2011.
The obligations under the Parent Revolving Facility are guaranteed by TD Ameritrade Online Holdings Corp. (“TDAOH”), a wholly-owned subsidiary of the Parent, and each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Parent, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Parent Revolving Facility is TDAOH.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Parent’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of June 30, 2011.
TD Ameritrade Clearing, Inc. Credit Agreement — On June 28, 2011, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 28, 2014.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 1.00% to 2.00% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt rating. TDAC is obligated to pay a commitment fee ranging from 0.125% to 0.30% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt rating. As of June 30, 2011, the interest rate margin would have been 1.25% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.15%, each determined by reference to the Parent’s public debt rating. There were no borrowings outstanding under the TDAC Revolving Facility as of June 30, 2011.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of June 30, 2011.
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
During the third quarter of fiscal 2011, we made open market repurchases of approximately 4.8 million shares at a weighted average purchase price of $20.24 per share. From the inception of the stock repurchase authorization through June 30, 2011, we have repurchased an aggregate of approximately 10.0 million shares at a weighted average purchase price of $19.05 per share. As of June 30, 2011, we had approximately 20.0 million shares remaining on the stock repurchase authorization.

Cash Dividends
Our board of directors declared a $0.05 per share quarterly cash dividend on our common stock during each quarter of fiscal 2011. We paid a total of $85.9 million to fund the dividends for the first three quarters of fiscal 2011. We expect to pay approximately $28 million on August 16, 2011 to fund the fourth quarter dividend.
CONTRACTUAL OBLIGATIONS
The following item constitutes a material change in our contractual obligations outside the ordinary course of business since September 30, 2010:
Effective June 1, 2011, TD Ameritrade Services Company, Inc., one of our wholly-owned subsidiaries, entered into a Guaranteed Maximum Price Amendment to its construction agreement with Kiewit Building Group, Inc., dated December 1, 2009, to construct our Omaha Campus. The amendment establishes a guaranteed maximum price for the core and shell building work of approximately $142 million. Completion of the work to be performed under the agreement is expected by June 2013.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 7 — COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 12 — RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (27% of our net revenues for the nine months ended June 30, 2011) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
ASU 2011-04 — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Therefore, ASU 2011-04 will be effective for the Company’s fiscal quarter beginning January 1, 2012 (the Company’s second quarter of fiscal 2012). Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements.
ASU 2011-05 — In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and allows two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements, consisting of a statement of net income followed by a separate statement of other comprehensive income. ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Therefore, ASU 2011-05 will be effective for the Company’s fiscal year beginning October 1, 2012. The adoption of ASU 2011-05 will change the manner in which the components of other comprehensive income are presented in the financial statements, but is not expected to have any other material impact on the Company’s financial statements.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2011 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $100 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $27 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Market Risk on Auction Rate Securities
As of June 30, 2011, we held ARS with a fair value of $62 million. A hypothetical 10% decrease in the fair value of our ARS would reduce our pre-tax income by approximately $6 million.
Other Market Risks
Our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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
TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the SEC and other regulatory authorities regarding TD Ameritrade, Inc.’s offering of the Yield Plus Fund to clients. TD Ameritrade, Inc. is cooperating with the investigations and requests. On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to the entry of an “Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions” (“Order”). In the Order, the SEC finds that TD Ameritrade, Inc. failed reasonably to supervise its registered representatives with a view to preventing their violations of Section 17(a)(2) of the Securities Act of 1933 in connection with their offer and sale of the Yield Plus Fund. TD Ameritrade, Inc. did not admit or deny any of the findings in the Order, and no fine was imposed. Under the settlement agreement, TD Ameritrade, Inc. agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.
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
There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2010.
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
April 1, 2011 — April 30, 2011	954,868	$21.66	941,600	23,859,140
May 1, 2011 — May 31, 2011	1,512,487	$21.05	1,510,461	22,348,679
June 1, 2011 — June 30, 2011	2,359,650	$19.16	2,359,650	19,989,029

Total — Three months ended June 30, 2011	4,827,005	$20.25	4,811,711	19,989,029

On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on August 9, 2010 in our quarterly report on Form 10-Q. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal 2011.
During the quarter ended June 30, 2011, 15,294 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6. — Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.1)

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1	Credit Agreement, dated June 28, 2011, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 5, 2011)

10.2	Credit Agreement, dated June 28, 2011, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 5, 2011)

10.3	Guaranteed Maximum Price Amendment between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 13, 2011)

10.4	Construction agreement between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 13, 2011)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2011

TD Ameritrade Holding Corporation (Registrant)
By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)