Form 10-K
period 2011-09-30
TD AMERITRADE HOLDING CORP
filed 2011-11-18
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
(Title of class)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.6 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 31, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 10, 2011 was 549,169,937 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD AMERITRADE HOLDING CORPORATION

Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “TD Ameritrade” mean TD Ameritrade Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended September 30. References to the “parent company” mean TD Ameritrade Holding Corporation.

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

Strategy

We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of total assets in client accounts by providing superior offerings to long-term investors, RIAs and active traders. We strive to enhance the client experience by providing sophisticated asset management products and services, enhanced trading tools and capabilities and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•	Focus on brokerage services. We continue to focus on attracting active traders, long-term investors and RIAs to our brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services. We primarily execute client securities transactions on an agency, rather than a principal, basis. We maintain only a small inventory of fixed income securities to meet client requirements.

•	Provide a comprehensive long-term investor solution. We continue to expand our suite of diversified investment products and services to best serve investors’ needs. We help clients make investment decisions by providing simple-to-use investment tools, guidance, education and objective third-party research.

•	Maintain industry leadership and market share with active traders. We help active traders make better-informed investment decisions by offering fast access to markets, insight into market trends and innovative tools such as strategy back-testing and comprehensive options research and trading capabilities.

•	Continue to be a leader in the RIA industry. We provide RIAs with comprehensive brokerage and custody services supported by our robust integrated technology platform, customized personal service and practice management solutions.

•	Leverage our infrastructure to add incremental revenue. Through our proprietary technology, we are able to provide a very robust online experience for long-term investors and active traders. Our low-cost, scalable systems provide speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to add a significant number of transactions while incurring minimal additional fixed costs.

•	Continue to be a low-cost provider of quality services. We achieve low operating costs per trade by creating economies of scale, utilizing our proprietary transaction-processing systems, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial flexibility.

•	Continue to differentiate our offerings through innovative technologies and service enhancements. We have been an innovator in our industry over our 36-year history. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by tailoring our features and functionality to meet their specific needs.

•	Leverage the TD Ameritrade brand. We believe that we have a superior brand identity and that our advertising has established TD Ameritrade as a leading brand in the retail brokerage market.

•	Continue to aggressively pursue growth through acquisitions. When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities.

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

Client Offerings

We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:

•	TD Ameritrade® is our core offering for self-directed retail investors. We offer sophisticated tools and services, including Trade Architect®, SnapTicket,tm Trade Triggers,tm QuoteScope,tm Market Motion Detector and WealthRuler.TM We offer futures and foreign exchange trading to TD Ameritrade brokerage clients through our “thinkorswim from TD Ameritrade” desktop application. We offer TD Ameritrade Apextm for clients who place an average of five trades per month over a three-month period or maintain a total account value of at least $100,000. Apex clients receive free access to services that are normally available on a paid subscription basis, as well as access to exclusive services and content.

•	TD Ameritrade Institutional is a leading provider of comprehensive brokerage and custody services to more than 4,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to run their practices more effectively and efficiently while optimizing time with clients. Additionally, TD Ameritrade Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses.

•	thinkorswim by TD Ameritrade provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim platforms have easy-to-use interfaces, sophisticated analytical and research tools, and fast and efficient order execution for complex trading strategies. thinkorswim clients trade a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange, mutual funds and fixed income.

•	Investools offers a comprehensive suite of investor education products and services for stock, option, foreign exchange, futures, mutual fund and fixed-income investors. Investools’ educational products and services are primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are generally combined with web-based tools, personalized

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

•	AmerivestTM is an online advisory service that develops portfolios of exchange-traded funds (“ETFs”) or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on our proprietary automated five-step process centered on an investor’s goals and risk tolerance.

•	TD Ameritrade Corporate Services provides self-directed brokerage services to employees and executives of corporations, either directly in partnership with the employer or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants. Trust and custody services are also offered to a wide range of plan types through our TD Ameritrade Trust Company subsidiary.

Products and Services

We strive to provide the best value of retail brokerage services to our clients. The products and services available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks, American Depository Receipts and closed-end funds traded on any United States exchange or quotation system.

•	Exchange-Traded Funds. ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except that they trade on an exchange like stocks. Our ETF Market Center offers our clients over 100 commission-free ETFs, each of which has been selected by independent experts at Morningstar Associates. Trades in these ETFs are commission-free, provided the funds are held for 30 days or longer. Our Web site includes an ETF screener, along with independent research and commentary to assist investors in their decision-making.

•	Options. We offer a full range of option trades, including complex, multi-leg option strategies. All option trades, including complex trades, are accessible on our trading platform.

•	Futures. We offer futures trades, as well as options on futures, in a wide variety of commodities, stock indices and currencies.

•	Foreign exchange. We offer access to trading in over 100 different currency pairs.

•	Mutual funds. Clients can compare and select from a portfolio of over 13,000 mutual funds from leading fund families, including a broad range of no-transaction-fee (“NTF”) funds. Clients can also easily exchange funds within the same mutual fund family.

•	Fixed income. We offer our clients access to a variety of Treasury, corporate, government agency and municipal bonds, as well as mortgage-backed securities and certificates of deposit.

•	New issue securities. We offer primary and secondary offerings of fixed income securities, closed-end funds and preferred stock.

•	Margin lending. We extend credit to clients that maintain margin accounts.

•	Cash management services. Through third-party banking relationships, we offer FDIC-insured deposit accounts and money market mutual funds to our clients as cash sweep alternatives. Through these relationships, we also offer free standard checking, free online bill pay and ATM services with unlimited ATM fee reimbursements at any machine nationwide.

We earn commissions and transaction fees on client trades in common and preferred stock, ETFs, closed-end funds, options, futures, foreign exchange, mutual funds and fixed income securities. Margin lending and the related securities lending business generate net interest revenue. Cash management services and fee-based mutual funds generate insured deposit account fees and investment product fee revenues. The following table presents the percentage of net revenues contributed by each class of similar services during the last three fiscal years:

	Percentage of Net Revenues
	Fiscal Year Ended September 30,
Class of Service	2011	2010	2009

Commissions and transaction fees	44.5%	46.6%	52.0%
Net interest revenue	17.8%	16.5%	14.4%
Insured deposit account fees	27.6%	26.6%	23.6%
Investment product fees	6.0%	5.1%	7.7%
Other revenues	4.1%	5.2%	2.3%

Net revenues	100.0%	100.0%	100.0%

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

Our trading platforms currently have the capacity to process approximately 1,500,000 trades per day and approximately 33,000 client login connections per second. The greatest number of trades our clients have made in a single day is approximately 895,000.

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

To monitor the success of our various marketing efforts, we use a data gathering and tracking system. This system enables us to determine the type of advertising that best appeals to our target market so that we can invest in these programs in the future. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. We intend to utilize this system to strengthen our client relationships and support marketing campaigns to attract new clients. Our uses of client information are disclosed in our privacy statement.

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

During August 2011, we completed the conversion of thinkorswim’s securities clearing brokerage operations from an outsourced clearing broker-dealer to the TDAC clearing platform. We continue to contract with an external provider for futures clearing and related back-office services. We also contract with external providers to facilitate foreign exchange trading for our clients.

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

The market for brokerage services, particularly electronic brokerage services, continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include E*TRADE Financial Corporation, The Charles Schwab Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms such as Merrill Lynch and Morgan Stanley Smith Barney, as well as financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services.

Regulation

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission (“SEC”) and to be members of FINRA. In addition, our introducing broker-dealer subsidiary (TD Ameritrade, Inc.) is registered with the Commodity Futures Trading Commission (“CFTC”) as a non-clearing futures commission merchant and is a member of, and the corresponding services functions are regulated by, the National Futures Association (“NFA”). Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers, including, among other things, minimum net capital requirements. For our clearing broker-dealer subsidiary (TDAC), this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on “aggregate debits,” which primarily are a function of client margin balances. TDAC is required to maintain minimum net capital of 2% of aggregate debits. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. TD Ameritrade, Inc. is required to maintain minimum net capital of $1.0 million.

Certain of our subsidiaries are also registered as investment advisors under the Investment Advisers Act of 1940. We are also subject to regulation in all 50 states and the District of Columbia, including registration requirements.

In its capacity as a securities clearing firm, TDAC is a member of The Depository Trust & Clearing Corporation and The Options Clearing Corporation, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, TDAC is required to comply with the rules of such clearing agencies, including rules relating to possession or control of client funds and securities, margin lending and execution and settlement of transactions.

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

Risk Management

Our business activities expose us to various risks. Identifying and measuring our risks is critical to our ability to manage risk within acceptable tolerance levels in order to minimize the effect on our business, results of operations and financial condition.

Our management team is responsible for managing risk, and it is overseen by our board of directors, primarily through the board’s Risk Committee. We use risk management processes and have policies and procedures for identifying, measuring and managing risks, including establishing threshold levels for our most significant risks. Our risk management, compliance, internal audit, and legal departments assist management in identifying and managing risks. Our management team’s Enterprise Risk Committee (“ERC”) is responsible for reviewing risk exposures and risk mitigation. Subcommittees of the ERC have been established to assist in identifying and managing specific areas of risk.

Our business exposes us to the following broad categories of risk:

Operational Risk — Operational risk is the risk of loss resulting from inadequate or failed internal processes or controls, human error, systems and technology problems or from external events. It also involves compliance with regulatory and legal requirements. Operational risk is the most prevalent form of risk in our risk profile. We manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management and conducting internal audit reviews to evaluate the effectiveness of internal controls.

Market Risk — Market risk is the risk of loss resulting from adverse movements in market factors, such as asset prices, foreign exchange rates and interest rates. Our market risk related to asset prices is mitigated by our execution of client securities transactions primarily on an agency, rather than a principal, basis and our maintenance of only a small inventory of fixed-income securities to meet client requirements. Interest rate risk is our most prevalent form of market risk. For more information about our interest rate risk and how we manage it, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk — Credit risk is the risk of loss resulting from failure of obligors to honor their payments. Our exposure to credit risk mainly arises from client margin lending and leverage activities, securities lending activities and other counterparty credit risks. For more information about our credit risk and how we manage it, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

Liquidity Risk - Liquidity risk is the risk of loss resulting from the inability to meet current and future cash flow needs. We actively monitor our liquidity position at the subsidiary and holding company levels. For more information, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Strategic Risk — Strategic risk is the risk of loss arising from ineffective business strategies, improper implementation of business strategies, or lack of responsiveness to changes in the business and competitive environment. Our executive management is responsible for establishing an appropriate corporate strategy intended to create value for stockholders, clients and employees, with oversight by our board of directors. Our management is responsible for defining the priorities, initiatives and resources necessary to execute the strategic plan, and is evaluated by the board of directors based on its success in doing so.

Reputational Risk — Reputational risk is the risk arising from possible negative perceptions, whether true or not, of the Company among our clients, counterparties, stockholders, suppliers, employees and regulators. The potential for either enhancing or damaging our reputation is inherent in almost all aspects of business activity. We manage this risk through our commitment to a set of core values that emphasize and reward high standards of ethical behavior, maintaining a culture of compliance and by being responsive to client and regulatory requirements.

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

Employees

As of September 30, 2011, we had 5,451 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

We primarily operate in the securities brokerage industry and have no other reportable segments. Substantially all of our revenues from external clients for the fiscal years ended September 30, 2011, 2010 and 2009 were derived from our operations in the United States.

Internet Address

Additional information concerning our business can be found on our Web site at www.amtd.com. We ask that interested parties visit or subscribe to newsfeeds at www.amtd.com for the most up-to-date corporate financial information, presentation announcements, transcripts and archives. Web site links provided in this report, although correct when published, may change in the future. We make available free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

We have exposure to interest rate risk.

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account arrangement with TD Bank USA, N.A. and TD Bank N.A., which are subject to interest rate risk. During fiscal 2009, the Federal Open Market Committee reduced the federal funds rate from 2.00% to between 0% and 0.25%. In addition, medium- to long-term interest rates have also decreased substantially since fiscal 2009. This lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in our voluntarily waiving fees on certain money market mutual funds in order to prevent our clients’ yields on such funds from becoming negative. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

Our brokerage operations have exposure to liquidity risk.

Maintaining adequate liquidity is crucial to our brokerage operations, including key functions such as transaction settlement and margin lending. Our liquidity needs to support interest-earning assets are primarily met by client cash balances or financing created from our securities lending activities. A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing, such as borrowings on our revolving credit facility. Our liquidity could be constrained if we are unable to obtain financing on acceptable terms, or at all, due to a variety of unforeseen market disruptions. If we are unable to meet our funding needs on a timely basis, our business would be adversely affected.

We are exposed to credit risk with clients and counterparties.

We extend margin credit and leverage to clients, which are collateralized by client cash and securities. We also borrow and lend securities in connection with our broker-dealer business. A significant portion of our net revenues is derived from interest on margin loans. By permitting clients to purchase securities on margin and exercise leverage on futures positions, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client’s indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability.

Our clearing operations expose us to liability for errors in clearing functions.

Our broker-dealer subsidiary, TDAC, provides clearing and execution services to our introducing broker-dealer subsidiary, TD Ameritrade, Inc. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of client securities and other assets and the clearing of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations, such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation, in settling client securities transactions. Clearing securities firms, such as TDAC, are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to regulatory fines and civil penalties as well as losses and liability in related legal proceedings brought by clients and others.

Systems failures, delays and capacity constraints could harm our business.

We receive and process trade orders through a variety of electronic channels, including the Internet, mobile trading applications and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality following any of these events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS or spam attacks could cause our Web site to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our networks and client information could be vulnerable to security risks.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems, as evidenced by the spam litigation described under Item 3, “Legal Proceedings.” In addition, vulnerabilities of our external service providers could pose security risks to client information. We, along with the financial services industry in general, have experienced losses related to clients’ login and password information being compromised, generally caused by clients’ use of public computers or vulnerabilities of clients’ private computers.

Persons who circumvent security measures could wrongfully use our confidential information or our clients’ confidential information or cause interruptions or malfunctions in our operations. We could be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by any breaches, and we could suffer reputational damage as a result of such breaches, which could negatively affect our ability to attract and retain clients. We may not be able to implement security measures that will protect against all security risks. Because we provide a security guarantee under which we reimburse clients for losses resulting from unauthorized activity in their accounts, significant unauthorized activity could have a material adverse effect on our results of operations.

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

We rely on external service providers to perform certain key functions.

We rely on a number of external service providers for certain key technology, processing, service and support functions. These include the services of other broker-dealers, market makers and exchanges to execute client orders. We contract with external providers for futures and foreign exchange clearing and related back-office services. External content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients. These service providers face technological and operational risks of their own. Any significant failures by them, including improper use or disclosure of our confidential client, employee or company information, could cause us to incur losses and could harm our reputation.

We cannot assure that any external service providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, could have a material adverse effect on our business, results of operations and financial condition.

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

Our Web sites are accessible world-wide over the Internet, and we currently have account holders located outside the United States. These accounts comprise approximately 1.5% of our total accounts and are spread across many jurisdictions. Adverse action by foreign regulators with respect to regulatory compliance by us in foreign jurisdictions could adversely affect our revenues from clients in such countries or regions.

Various regulatory and enforcement agencies have been reviewing the following areas, among others, related to the brokerage industry:

•	sales practices and suitability of financial products and services;

•	money market mutual funds;

•	mutual fund and exchange-traded fund trading;

•	anti-money laundering policies and procedures;

•	client cash sweep arrangements;

•	regulatory reporting obligations;

•	risk management;

•	valuation of financial instruments;

•	best execution practices;

•	client privacy;

•	system security and safeguarding practices;

•	advertising claims;

•	brokerage services provided to investment advisors;

•	systemic risk;

•	fraud detection;

•	market access and manipulative trading;

•	trading in low-priced securities;

•	use of social media; and

•	financial and liquidity risk.

These reviews could result in enforcement actions, fines, penalties, significant new regulations or clarification of existing regulations, which could adversely affect our operations.

In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have adopted regulations regarding client privacy, system security and safeguarding practices and the use of client information by service providers. Additional laws and regulations relating to the Internet and safeguarding practices could be adopted in the future, including laws related to identity theft and regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations may be expensive and time-consuming and could limit our ability to use the Internet as a distribution channel, which would have a material adverse effect on our business and profitability.

We are subject to litigation and regulatory investigations and proceedings and may not always be successful in defending against such claims and proceedings.

The financial services industry faces substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business, as well as class actions and other significant litigation. We also are the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies. Actions brought against us may result in settlements, awards, injunctions, fines, penalties and other results adverse to us. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. We are also increasingly subject to litigation claims from third parties alleging infringement of their intellectual property rights. Such litigation can require the expenditure of significant resources, regardless of whether the claims have merit. If we were found to have infringed a third-party patent or other intellectual property right, then we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services, which could have a material adverse effect on our business and results of operations.

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

We are restricted by the terms of our revolving credit facilities and senior notes.

Our senior unsecured revolving credit facilities contain various negative covenants and restrictions that may limit our ability to:

•	incur additional indebtedness;

•	create liens;

•	sell all or substantially all of our assets;

•	change the nature of our business;

•	merge or consolidate with another entity; and

•	conduct transactions with affiliates.

Under our revolving credit facilities, we are also required to maintain compliance with a maximum consolidated leverage ratio covenant (not to exceed 3.00:1.00) and a minimum consolidated interest coverage ratio covenant (not less than 4.00:1:00). TDAC is required to maintain compliance with a minimum consolidated tangible net worth covenant and our broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. As a result of the covenants and restrictions contained in the revolving credit facilities and our senior unsecured notes, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future. A failure to comply with these covenants could have a material adverse effect on our financial condition by impairing our ability to secure and maintain financing.

Our corporate debt level may limit our ability to obtain additional financing.

As of September 30, 2011, we had approximately $1.3 billion of long-term debt. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund our cash requirements. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures could be materially and adversely affected.

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

As of September 30, 2011, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 45% and 15%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights only with respect to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2016). There is no restriction on the ability of TD to vote its shares following the complete termination of the stockholders agreement. Under the stockholders agreement, if our stock repurchases cause TD’s ownership percentage to increase, TD is only permitted to own up to 48% of our outstanding common stock and has until January 24, 2014 to reduce its ownership to 45%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock, with no restriction on the number of shares they may own following the termination of the stockholders agreement. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.

The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of September 30, 2011, based on their ownership positions, TD and the Ricketts holders may designate five and two of the twelve members of our board of directors, respectively. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.

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

We have extensive relationships and business transactions with TD and some of its affiliates, which if terminated or modified could have a material adverse effect on our business, financial condition and results of operations.

We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement and mutual fund agreements between us and affiliates of TD provide a significant portion of our revenue. During fiscal 2011, net revenues related to these agreements accounted for approximately 28% of our net revenues. The termination or modification of these agreements without replacing them with comparable terms, which may not be available, could have a material adverse effect on our business, financial condition and results of operations.

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

Our corporate headquarters is located in Omaha, Nebraska and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. In the Omaha metropolitan area, we also lease approximately 398,000 square feet of building space for administrative and operational facilities. The leases on these other Omaha-area locations expire on various dates from 2012 through 2020. We are currently constructing new facilities in Omaha on land we purchased to create a corporate campus. The transition to the new campus is scheduled to take place in phases and to be completed in 2013.

We lease approximately 190,000 and 140,000 square feet of building space for additional operations centers in Jersey City, New Jersey and Ft. Worth, Texas, respectively. The Jersey City and Ft. Worth leases expire in 2020 and 2015, respectively. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Texas and Utah. We also lease over 100 branch offices located in large metropolitan areas in 34 states. We believe that our facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings

Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleged that there was a breach in TD Ameritrade, Inc.’s systems, which allowed access to e-mail addresses and other personal information of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requested unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought were substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation and a consolidated complaint was filed. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. On September 12, 2011, TD Ameritrade, Inc. received final Court approval of a class settlement agreement between TD Ameritrade, Inc. and plaintiffs Richard Holober and Brad Zigler. Under the settlement, the Company will pay no less than $2.5 million in settlement benefits. Total compensation to be paid to all eligible members of the settlement class will not exceed $6.5 million, inclusive of any award of attorneys’ fees and costs. In addition, the settlement agreement provides that the Company will retain an independent information technology security consultant to assess whether the Company has met certain information technology security standards.

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

The Pennsylvania Securities Commission has filed an administrative order against TD Ameritrade, Inc. involving the sale of Yield Plus Fund securities to certain Pennsylvania clients. An administrative hearing will be held to determine whether there have been violations of certain provisions of the Pennsylvania Securities Act of 1972 and rules thereunder and to determine what, if any, administrative sanctions should be imposed. TD Ameritrade, Inc. is defending the action.

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

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Select Market under the symbol “AMTD.” The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price
	For the Fiscal Year Ended September 30,
	2011		2010
	High	Low	High	Low

First Quarter	$19.01	$15.90	$21.30	$17.91
Second Quarter	$22.90	$18.44	$20.06	$16.55
Third Quarter	$22.60	$18.44	$20.58	$15.18
Fourth Quarter	$20.76	$13.43	$16.98	$14.53

The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 3, 2011 was $17.06 per share. As of that date there were 862 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 111,000 beneficial holders of our common stock.

Dividends

We declared a $0.05 per share quarterly cash dividend on our common stock during each quarter of fiscal 2011. We did not declare or pay cash dividends on our common stock during fiscal 2010. On October 20, 2011, we declared a $0.06 per share quarterly cash dividend, which is payable on November 15, 2011 to all holders of record of our common stock as of November 1, 2011. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.

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

The following graph and table set forth information comparing the cumulative total return through the end of the Company’s most recent fiscal year from a $100 investment on September 29, 2006 in the Company’s common stock, a broad-based stock index and the stocks comprising an industry peer group.

	Period Ended
Index	9/29/06	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11
TD Ameritrade Holding Corporation	100.00	96.66	88.44	104.14	85.68	78.83

S&P 500	100.00	116.44	90.85	84.58	93.17	94.24

Peer Group	100.00	105.26	110.07	81.62	60.72	48.04

The Peer Group is comprised of the following companies that have significant retail brokerage operations:

E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program

July 1, 2011 — July 31, 2011	2,114,696	$18.91	2,100,859	17,888,170
August 1, 2011 — August 31, 2011	5,311,651	$14.99	5,311,651	12,576,519
September 1, 2011 — September 30, 2011	5,844,486	$14.49	5,831,870	6,744,649

Total — Three months ended September 30, 2011	13,270,833	$15.39	13,244,380	6,744,649

On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on August 9, 2010 in our quarterly report on Form 10-Q. This program was the only stock repurchase program in effect and no programs expired during the fourth quarter of fiscal 2011.

During the quarter ended September 30, 2011, 26,453 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6.	Selected Financial Data

	Fiscal Year Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

Consolidated Statements of Income Data:
Net revenues	$2,762,659	$2,560,691	$2,407,926	$2,537,356	$2,176,946
Operating income	1,047,842	965,373	1,101,478	1,341,021	1,146,995
Net income	637,753	592,188	643,705	803,917	645,900
Earnings per share — basic	$1.12	$1.01	$1.11	$1.35	$1.08
Earnings per share — diluted	$1.11	$1.00	$1.10	$1.33	$1.06
Weighted average shares outstanding — basic	570,314	585,128	578,972	593,746	598,503
Weighted average shares outstanding — diluted	576,462	591,922	587,252	603,133	608,263
Dividends declared per share	$0.20	$0.00	$0.00	$0.00	$0.00

	As of September 30,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,031,963	$741,492	$791,211	$674,135	$413,787
Total assets	17,125,762	14,726,918	18,371,810	15,951,522	18,092,443
Long-term obligations	1,347,573	1,323,068	1,443,465	1,444,544	1,481,948
Stockholders’ equity	4,115,817	3,771,879	3,551,283	2,925,038	2,154,921

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues and other revenues; the effect of our migration of client cash balances into the insured deposit account offering; amounts of total operating expenses and other expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and the impact of recently issued accounting pronouncements.

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

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

Average commissions and transaction fees per trade — Total commissions and transaction fee revenues as reported on the Company’s Consolidated Statements of Income (excluding revenues from the active trader business acquired from thinkorswim Group Inc. (“thinkorswim”) and clearing revenues from TD Waterhouse UK) divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions, revenue-sharing arrangements with market destinations (also referred to as “payment for order flow”) and markups on riskless principal transactions in fixed-income securities.

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

Funded accounts — All open client accounts with a total liquidation value greater than zero.

Insured deposit account — The Company is party to an Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company a fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a flat fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums.

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

New accounts — The number of new client accounts (funded and unfunded) opened in a specified period.

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

Total trades — Revenue-generating client securities trades, which are executed by the Company’s broker-dealer subsidiaries, excluding trades related to the active trader business acquired from thinkorswim and trades processed for TD Waterhouse UK. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, markups on riskless principal transactions in fixed income securities, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).

Trading days — Days in which the U.S. equity markets are open for a full trading session. Reduced exchange trading sessions are treated as half trading days.

Transaction-based revenues — Revenues generated from client trade execution, consisting primarily of commissions, markups on riskless principal transactions in fixed income securities, transaction clearing fees and revenue sharing arrangements with market destinations (also known as “payment for order flow”).

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

Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, stock-based compensation, group insurance, contributions to benefit programs, recruitment, severance and other related employee costs.

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

(Gains) losses on money market funds and client guarantees include gains and losses related to: (a) money market fund holdings and (b) our guarantee related to auction rate securities (“ARS”) settlement agreements. See “Guarantees” under Note 14 of the Notes to Consolidated Financial Statements for information regarding the ARS settlement agreements. Other operating expenses include provision for bad debt losses, fraud and error losses, gains or losses on disposal of property, insurance expenses, travel expenses and other miscellaneous expenses.

Interest on borrowings consists of interest expense on our long-term debt, capital leases and other borrowings. Loss on debt refinancing consists of charges to write off the unamortized balance of debt issuance costs associated with credit facilities that were refinanced or replaced. (Gain) loss on sale of investments represents gains and losses realized on the sale of corporate (non broker-dealer) investments.

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

Valuation of goodwill and acquired intangible assets

We test goodwill for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying value may not be recoverable. In performing the impairment tests, we utilize quoted market prices of our common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting units, if applicable, based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from our annual impairment tests. We review our acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. We evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. We also evaluate the remaining useful lives of intangible assets each reporting period to determine if events or trends warrant a revision to the remaining period of amortization. We have had no events or trends that have warranted a material revision to the originally estimated useful lives.

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

Accruals for contingent liabilities

Accruals for contingent liabilities, such as legal and regulatory claims and proceedings, reflect an estimate of probable losses for each matter. In making such estimates, we consider many factors, including the progress of the matter, prior experience and the experience of others in similar matters, available defenses, insurance coverage, indemnification provisions and the advice of legal counsel and other experts. In many matters, such as those in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, it is not possible to determine whether a loss will be incurred, or to estimate the range of that loss, until the matter is close to resolution, in which case no accrual is made until that time. Because matters may be resolved over long periods of time, accruals are adjusted as more information becomes available or when an event occurs requiring a change. Significant judgment is required in making these estimates, and the actual cost of resolving a matter may ultimately differ materially from the amount accrued.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Fiscal Year Ended September 30,
	2011		2010		2009
		% of Net		% of Net		% of Net
	$	Revenues	$	Revenues	$	Revenues

EBITDA	$1,212,373	43.9%	$1,114,438	43.5%	$1,219,236	50.6%
Less:
Depreciation and amortization	(66,759)	(2.4)%	(57,032)	(2.2)%	(45,891)	(1.9)%
Amortization of acquired intangible assets	(97,126)	(3.5)%	(100,463)	(3.9)%	(73,870)	(3.1)%
Interest on borrowings	(32,017)	(1.2)%	(44,858)	(1.8)%	(40,070)	(1.7)%
Provision for income taxes	(378,718)	(13.7)%	(319,897)	(12.5)%	(415,700)	(17.3)%

Net income	$637,753	23.1%	$592,188	23.1%	$643,705	26.7%

Our EBITDA increased for fiscal 2011 compared to fiscal 2010, primarily due to an 8% increase in net revenues, partially offset by a 7% increase in total operating expenses. The increase in net revenues was due primarily to growth in average spread-based and other fee-based investment balances and an 8% increase in total client trades, partially offset by lower net interest margin earned on the spread-based balances and lower average commissions and transaction fees per trade. The increase in total operating expenses was due primarily to increases in employee compensation and benefits and professional services expenses during fiscal 2011 and the effect of a $12.7 million gain on money market funds and client guarantees during fiscal 2010. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2011, asset-based revenues and transaction-based revenues accounted for 51% and 44% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

Asset-Based Revenue Metrics

We calculate the return on our interest-earning assets (excluding conduit-based assets) and our insured deposit account balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue (excluding net interest revenue from conduit-based assets) and insured deposit account fees by average spread-based assets. Spread-based assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, insured deposit account balances, deposits paid on securities borrowing (excluding conduit-based assets) and other cash and interest-

earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

				’11 vs. ’10	’10 vs. ’09
	Fiscal Year			Increase/	Increase/
	2011	2010	2009	(Decrease)	(Decrease)

Average interest-earning assets (excluding conduit business)	$13,495	$13,272	$9,917	$223	$3,355
Average insured deposit account balances	48,537	39,187	22,003	9,350	17,184

Average spread-based balances	$62,032	$52,459	$31,920	$9,573	$20,539

Net interest revenue (excluding conduit business)	$491.6	$420.9	$342.7	$70.7	$78.2
Insured deposit account fee revenue	762.5	682.2	568.1	80.3	114.1

Spread-based revenue	$1,254.1	$1,103.1	$910.8	$151.0	$192.3

Average yield — interest-earning assets (excluding conduit business)	3.59%	3.13%	3.41%	0.46%	(0.28)%
Average yield — insured deposit account fees	1.55%	1.72%	2.55%	(0.17)%	(0.83)%
Net interest margin (NIM)	1.99%	2.07%	2.81%	(0.08)%	(0.74)%

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			’11 vs. ’10	’10 vs. ’09
	Fiscal Year			Increase/	Increase/
	2011	2010	2009	(Decrease)	(Decrease)

Segregated cash	$2.2	$6.3	$6.6	$(4.1)	$(0.3)
Client margin balances	389.5	333.1	234.2	56.4	98.9
Securities borrowing (excluding conduit business)	102.9	84.9	105.4	18.0	(20.5)
Other cash and interest-earning investments	1.3	1.7	4.9	(0.4)	(3.2)
Client credit balances	(1.7)	(2.9)	(4.1)	1.2	1.2
Securities lending (excluding conduit business)	(2.6)	(2.2)	(4.3)	(0.4)	2.1

Net interest revenue (excluding conduit business)	491.6	420.9	342.7	70.7	78.2
Securities borrowing — conduit business	0.8	1.7	10.9	(0.9)	(9.2)
Securities lending — conduit business	(0.6)	(0.9)	(6.7)	0.3	5.8

Net interest revenue	$491.8	$421.7	$346.9	$70.1	$74.8

	Average Balance			’11 vs. ’10	’10 vs. ’09
	Fiscal Year			%	%
	2011	2010	2009	Change	Change

Segregated cash	$3,016	$4,675	$3,916	(35)%	19%
Client margin balances	8,756	6,991	4,491	25%	56%
Securities borrowing (excluding conduit business)	472	536	450	(12)%	19%
Other cash and interest-earning investments	1,251	1,070	1,060	17%	1%

Interest-earning assets (excluding conduit business)	13,495	13,272	9,917	2%	34%
Securities borrowing — conduit business	288	481	1,242	(40)%	(61)%

Interest-earning assets	$13,783	$13,753	$11,159	0%	23%

Client credit balances	$8,351	$8,548	$6,219	(2)%	37%
Securities lending (excluding conduit business)	1,646	1,643	1,231	0%	33%

Interest-bearing liabilities (excluding conduit business)	9,997	10,191	7,450	(2)%	37%
Securities lending — conduit business	288	481	1,242	(40)%	(61)%

Interest-bearing liabilities	$10,285	$10,672	$8,692	(4)%	23%

				’11 vs. ’10	’10 vs. ’09
	Average Yield (Cost)			Net Yield	Net Yield
	Fiscal Year			Increase/	Increase/
	2011	2010	2009	(Decrease)	(Decrease)

Segregated cash	0.07%	0.13%	0.17%	(0.06)%	(0.04)%
Client margin balances	4.39%	4.70%	5.14%	(0.31)%	(0.44)%
Other cash and interest-earning investments	0.10%	0.16%	0.46%	(0.06)%	(0.30)%
Client credit balances	(0.02)%	(0.03)%	(0.07)%	0.01%	0.04%
Net interest revenue (excluding conduit business)	3.59%	3.13%	3.41%	0.46%	(0.28)%
Securities borrowing — conduit business	0.28%	0.34%	0.86%	(0.06)%	(0.52)%
Securities lending — conduit business	(0.18)%	(0.19)%	(0.53)%	0.01%	0.34%
Net interest revenue	3.52%	3.02%	3.07%	0.50%	(0.05)%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue			’11 vs. ’10	’10 vs. ’09
	Fiscal Year			Increase/	Increase/
	2011	2010	2009	(Decrease)	(Decrease)

Money market mutual fund	$8.5	$9.9	$108.5	$(1.4)	$(98.6)
Other investment product fees	157.9	119.4	75.8	38.5	43.6

Total investment product fees	$166.4	$129.3	$184.3	$37.1	$(55.0)

	Average Balance			’11 vs. ’10	’10 vs. ’09
	Fiscal Year			%	%
	2011	2010	2009	Change	Change

Money market mutual fund	$8,712	$9,846	$23,312	(12)%	(58)%
Other fee-based investment balances	69,568	51,734	36,113	34%	43%

Total fee-based investment balances	$78,280	$61,580	$59,425	27%	4%

	Average Yield			’11 vs. ’10	’10 vs. ’09
	Fiscal Year			Increase/	Increase/
	2011	2010	2009	(Decrease)	(Decrease)

Money market mutual fund	0.10%	0.10%	0.46%	0.00%	(0.36)%
Other investment product fees	0.22%	0.23%	0.21%	(0.01)%	0.02%
Total investment product fees	0.21%	0.21%	0.31%	0.00%	(0.10)%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

				’11 vs. ’10	’10 vs. ’09
	Fiscal Year			%	%
	2011	2010	2009	Change	Change

Total trades (in millions)	100.74	93.33	93.27	8%	0%
Average commissions and transaction fees per trade(1)	$12.18	$12.79	$13.35	(5)%	(4)%
Average client trades per day	398,986	371,835	371,579	7%	0%
Average client trades per funded account (annualized)	18.2	17.3	18.2	5%	(5)%
Activity rate — funded accounts	7.2%	6.9%	7.3%	4%	(5)%
Trading days	252.5	251.0	251.0	1%	0%

(1)	Average commissions and transaction fees per trade excludes thinkorswim active trader and TD Waterhouse UK businesses.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2011	2010	2009

New accounts opened	645,000	668,000	737,000

Funded accounts (beginning of year)	5,455,000	5,279,000	4,918,000
Funded accounts (end of year)	5,617,000	5,455,000	5,279,000
Percentage change during year	3%	3%	7%

Client assets (beginning of year, in billions)	$354.8	$302.0	$278.0
Client assets (end of year, in billions)	$378.7	$354.8	$302.0
Percentage change during year	7%	17%	9%

Net new assets (in billions)	$41.5	$33.9	$26.6
Net new assets annualized growth rate	12%	11%	10%

In connection with our purchase of thinkorswim on June 11, 2009, we acquired approximately 113,000 funded accounts and approximately $4 billion in client assets.

Consolidated Statements of Income Data

The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			’11 vs. ’10	’10 vs. ’09
	2011	2010	2009	% Change	% Change

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,228.1	$1,193.8	$1,253.2	3%	(5)%
Asset-based revenues:
Interest revenue	496.7	427.7	362.1	16%	18%
Brokerage interest expense	(4.8)	(6.1)	(15.2)	(20)%	(60)%

Net interest revenue	491.8	421.7	346.9	17%	22%

Insured deposit account fees	762.5	682.2	568.1	12%	20%
Investment product fees	166.4	129.3	184.3	29%	(30)%

Total asset-based revenues	1,420.8	1,233.2	1,099.3	15%	12%
Other revenues	113.8	133.8	55.4	(15)%	141%

Net revenues	2,762.7	2,560.7	2,407.9	8%	6%

Operating expenses:
Employee compensation and benefits	674.9	622.4	511.2	8%	22%
Clearing and execution costs	100.1	90.4	70.9	11%	27%
Communications	106.5	106.9	83.1	(0)%	29%
Occupancy and equipment costs	142.4	142.9	124.3	(0)%	15%
Depreciation and amortization	66.8	57.0	45.9	17%	24%
Amortization of acquired intangible assets	97.1	100.5	73.9	(3)%	36%
Professional services	169.8	132.2	127.6	28%	4%
Advertising	253.2	250.0	197.1	1%	27%
(Gains) losses on money market funds and client guarantees	—	(12.7)	13.8	(100)%	N/A
Other	104.1	105.7	58.7	(2)%	80%

Total operating expenses	1,714.8	1,595.3	1,306.4	7%	22%

Operating income	1,047.8	965.4	1,101.5	9%	(12)%
Other expense (income):
Interest on borrowings	32.0	44.9	40.1	(29)%	12%
Loss on debt refinancing	1.4	8.4	—	(83)%	N/A
(Gain) loss on sale of investments	(2.1)	0.0	2.0	N/A	(98)%

Total other expense (income)	31.4	53.3	42.1	(41)%	27%

Pre-tax income	1,016.5	912.1	1,059.4	11%	(14)%
Provision for income taxes	378.7	319.9	415.7	18%	(23)%

Net income	$637.8	$592.2	$643.7	8%	(8)%

Other information:
Effective income tax rate	37.3%	35.1%	39.2%
Average debt outstanding	$1,267.6	$1,303.0	$1,444.3	(3)%	(10)%
Average interest rate incurred on borrowings	2.28%	3.09%	2.44%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Consolidated Statements of Income amounts.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Net Revenues

Commissions and transaction fees increased 3% to $1.23 billion, primarily due to increased total client trades, partially offset by lower average commissions and transaction fees per trade. Total trades increased 8%, as average client trades per day increased 7% to 398,986 for fiscal 2011 compared to 371,835 for fiscal 2010, and there were 1.5 more trading days during fiscal 2011 compared to fiscal 2010. Average client trades per funded account were 18.2 for fiscal 2011 compared to 17.3 for fiscal 2010. Average commissions and transaction fees per trade decreased to $12.18 per trade for fiscal 2011 from $12.79 for fiscal 2010, primarily due to (1) lower payment for order flow revenue per trade, (2) decreased trading activity from our long-term investor clients, while our active trader clients, many of whom have negotiated rates, continued to trade at similar levels and (3) higher futures and foreign exchange trading activity, which earn lower average commissions and transaction fees per trade and do not generate payment for order flow revenue. We expect average commissions and transaction fees to range between $11.70 and $12.20 per trade during fiscal 2012, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $1.08 billion to $1.31 billion for fiscal 2012, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.

Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 15% to $1.42 billion, as described below. We expect asset-based revenues to range from $1.41 billion to $1.64 billion for fiscal 2012, depending largely on the interest rate environment and the rate of growth in spread-based and fee-based asset balances. The low end of this estimated range assumes no change in the federal funds rate or LIBOR yield curve for fiscal 2012. The high end of the estimated range also assumes no change in the federal funds rate, but assumes a gradually increasing LIBOR yield curve for fiscal 2012. Overall, we expect increased average spread-based and fee-based asset balances for fiscal 2012 to be partially or completely offset by a decrease in the expected average yield earned on spread-based assets, due to the expected continued low short- to medium-term interest rate environment.

Net interest revenue increased 17% to $491.8 million, due primarily to a 25% increase in average client margin balances and a $17.0 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 31 basis points in the average yield earned on client margin balances for fiscal 2011 compared to fiscal 2010.

Insured deposit account fees increased 12% to $762.5 million, due primarily to a 24% increase in average client insured deposit account balances during fiscal 2011 compared to fiscal 2010. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in credit balances or swept to money market mutual funds to the insured deposit account offering. We began migrating client cash in April 2009 and completed the initial program in January 2010. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances. The effect of the increased insured deposit account balances was partially offset by a decrease of 17 basis points in the average yield earned on the insured deposit account assets during fiscal 2011 compared to fiscal 2010.

Investment product fees increased 29% to $166.4 million, primarily due to a 34% increase in average other fee-based investment balances.

Other revenues decreased 15% to $113.8 million, primarily due to lower client education revenues for fiscal 2011 compared to fiscal 2010 and lower software fee revenue related to a legacy thinkorswim product that was discontinued in fiscal 2011. We expect other revenues to range from $96 million to $122 million for fiscal 2012.

Operating Expenses

Total operating expenses increased 7% to $1.71 billion during fiscal 2011, as described below. We expect total operating expenses to range from $1.67 billion to $1.83 billion for fiscal 2012.

Employee compensation and benefits expense increased 8% to $674.9 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, and increased severance costs related to the departure of our chief operating officer and related management changes in fiscal 2011 compared to fiscal 2010.

Clearing and execution costs increased 11% to $100.1 million, due primarily to an increase in outsourced clearing fees for our thinkorswim business in fiscal 2011 compared to fiscal 2010, including additional costs associated with the completion of the thinkorswim clearing conversion during the fourth quarter of fiscal 2011.

Depreciation and amortization increased 17% to $66.8 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements.

Professional services increased 28% to $169.8 million, primarily due to higher usage of consulting and contract services during fiscal 2011 compared to fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim.

Advertising expense increased 1% to $253.2 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Gains on money market funds and client guarantees during fiscal 2010 consisted of $9.4 million of recoveries on our Reserve Primary Fund holdings, $1.9 million of favorable fair market value adjustments to our Reserve International Liquidity Fund holdings and $1.4 million of gains related to the final fulfillment of our auction rate securities and Primary Fund client guarantees. The Reserve funds were money market mutual funds for which the net asset value declined below $1.00 per share during fiscal 2008, resulting in our incurring losses related to client guarantees and corporate holdings. Our auction rate securities client guarantee is discussed further under Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 14 — Commitments and Contingencies.

Other operating expenses decreased 2% to $104.1 million, primarily due to decreased litigation, arbitration and regulatory expenses during fiscal 2011 compared to fiscal 2010. This decrease was partially offset by higher bad debt expense associated with increased client trading activity in fiscal 2011, and $16.9 million of losses on disposal of property during fiscal 2011, primarily related to our decision to cease development of a new back office system, as well as technology assets written off related to exiting our Kansas City data center.

Other Expenses and Income Taxes

Other expenses decreased 41% to $31.4 million, due primarily to lower average interest rates incurred on our debt during fiscal 2011 compared to fiscal 2010 and due to higher debt refinancing charges during fiscal 2010 compared to fiscal 2011. We expect other expenses to range from $27 million to $30 million for fiscal 2012.

Interest on borrowings decreased 29% to $32.0 million, due primarily to lower average interest rates incurred on our debt and a decrease of approximately $35 million in average debt outstanding during fiscal 2011 compared to fiscal 2010. The average interest rate incurred on our debt was 2.28% for fiscal 2011, compared to 3.09% for fiscal 2010. The lower average interest rate incurred on our debt during fiscal 2011 was due to the effect of the fixed-for-variable interest rate swaps on our Senior Notes entered into during fiscal 2010 and 2011.

Loss on debt refinancing of $1.4 million during fiscal 2011 consisted of a charge to write off the unamortized balance of debt issuance costs associated with our holding company’s prior unsecured revolving credit facility. On June 28, 2011, our holding company replaced its prior revolving credit facility with a new senior unsecured revolving credit facility. Loss on debt refinancing of $8.4 million during fiscal 2010 consisted of a charge to write off the unamortized balance of debt issuance costs associated with the Term A and Term B credit facilities under our January 23, 2006 credit agreement. On November 25, 2009, we refinanced our long-term debt by issuing the Senior Notes and used the proceeds from the issuance of the Senior Notes, together with cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement.

Our effective income tax rate was 37.3% for fiscal 2011, compared to 35.1% for fiscal 2010. The effective tax rate for fiscal 2011 was lower than normal due to $6.1 million of favorable resolutions of state income tax matters and $1.2 million of favorable deferred income tax adjustments resulting from recent state income tax law changes. These items favorably impacted the Company’s earnings for fiscal 2011 by approximately $0.01 per share. The effective tax rate for fiscal 2010 was unusually low due to $32.0 million of favorable resolutions of certain federal and state income tax matters during fiscal 2010. These items favorably impacted our earnings for fiscal 2010 by approximately $0.05 per share. We expect our effective income tax rate to range from 38% to 39% for fiscal 2012, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Net Revenues

Commissions and transaction fees decreased 5% to $1.19 billion, primarily due to lower average commissions and transaction fees per trade. Average commissions and transaction fees per trade decreased to $12.79 per trade for fiscal 2010 from $13.35 for fiscal 2009, primarily due to lower payment for order flow revenue per trade and the full-year effect of thinkorswim trading activity, which earns somewhat lower average commissions and transaction fees per trade, during fiscal 2010. These decreases were partially offset by a higher percentage of option trades and a decrease in promotional trades during fiscal 2010. Average client trades per day were virtually unchanged at 371,835 for fiscal 2010 compared to 371,579 for fiscal 2009. However, on a pro forma basis combined with thinkorswim, average client trades per day decreased 11% from 418,639 for fiscal 2009. Average client trades per funded account were 17.3 for fiscal 2010 compared to 18.2 for fiscal 2009.

Net interest revenue increased 22% to $421.7 million, due primarily to a 56% increase in average client margin balances, partially offset by a decrease of 44 basis points in the average yield earned on client margin balances and a $21.8 million decrease in net interest revenue from our securities borrowing/lending program for fiscal 2010 compared to fiscal 2009.

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

Gains on money market funds and client guarantees during fiscal 2010 consists of $9.4 million of recoveries on our Reserve Primary Fund holdings, $1.9 million of favorable fair market value adjustments to our Reserve International Liquidity Fund holdings and $1.4 million of gains related to the final fulfillment of our auction rate securities and Primary Fund client guarantees. Losses on money market funds and client guarantees during fiscal 2009 consists of losses associated with our client commitments related to auction rate securities settlement agreements. The Reserve funds were money market mutual funds for which the net asset value declined below $1.00 per share during fiscal 2008, resulting in our incurring losses related to client guarantees and corporate holdings. Our auction rate securities client guarantee is discussed further under Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 14 — Commitments and Contingencies.

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

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2011 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs in fiscal 2012 primarily from our earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.

Dividends from our subsidiaries are a source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”) and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.

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

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in thousands):

	Liquid Assets-			Liquid Assets-
	Management Target			Regulatory Threshold
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Cash and cash equivalents	$1,031,963	$741,492	$290,471	$1,031,963	$741,492	$290,471
Less: Broker-dealer cash and cash equivalents	(656,206)	(426,618)	(229,588)	(656,206)	(426,618)	(229,588)
Trust company cash and cash equivalents	(108,587)	(50,937)	(57,650)	(108,587)	(50,937)	(57,650)
Investment advisory cash and cash equivalents	(7,184)	(28,944)	21,760	(7,184)	(28,944)	21,760

Corporate cash and cash equivalents	259,986	234,993	24,993	259,986	234,993	24,993
Plus: Excess trust company Tier 1 capital	—	—	—	8,555	12,284	(3,729)
Excess broker-dealer regulatory net capital	591,902	326,368	265,534	1,138,972	828,979	309,993

Liquid assets	$851,888	$561,361	$290,527	$1,407,513	$1,076,256	$331,257

The increase in liquid assets is summarized as follows (dollars in thousands):

	Liquid Assets
	Management	Regulatory
	Target	Threshold

Liquid assets as of September 30, 2010	$561,361	$1,076,256
Plus: EBITDA(1)	1,212,373	1,212,373
Proceeds from exercise of stock options	3,351	3,351
Cash received in sale of business	5,228	5,228
Proceeds from sale of investments	2,581	2,581
Return of prepayment on structured stock repurchase	118,834	118,834
Other changes in working capital and regulatory net capital	61,142	47,712

Less: Income taxes paid	(321,100)	(321,100)
Interest paid	(43,409)	(43,409)
Purchase of property and equipment	(152,889)	(152,889)
Cash transferred in disposal of subsidiary	(3,453)	(3,453)
Purchase of investments	(5,006)	(5,006)
Purchase of treasury stock	(348,534)	(348,534)
Payment of debt issuance costs	(1,783)	(1,783)
Principal payments on long-term debt	(4,262)	(4,262)
Principal payments on capital lease obligations	(10,015)	(10,015)
Payment of cash dividends	(114,212)	(114,212)
Additional net capital requirement due to increase in aggregate debits	(108,319)	(54,159)

Liquid assets as of September 30, 2011	$851,888	$1,407,513

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Loan Facilities

Senior Notes - On November 25, 2009 we sold, through a public offering, $1.25 billion aggregate principal amount of unsecured senior notes, consisting of $250 million aggregate principal amount of 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”), $500 million aggregate principal amount of 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) and $500 million aggregate principal amount of 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2012 Notes and the 2014 Notes, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

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

Interest Rate Swaps — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, we entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, we entered into a fixed-for-variable interest rate swap on the 2019 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of September 30, 2011, the weighted-average effective interest rate on the Senior Notes was 1.97%.

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

The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 1.25% to 2.25% for Parent LIBOR loans and from 0.25% to 1.25% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.15% to 0.375% on any unused amount of the Parent Revolving Facility, determined by reference to the Parent’s public debt ratings. As of September 30, 2011, the interest rate margin would have been 1.50% for Parent LIBOR loans and 0.50% for Base Rate loans, and the commitment fee was 0.20%, each determined by reference to the Parent’s Standard & Poor’s public debt rating of A-. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2011.

The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Parent’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2011.

TD Ameritrade Clearing, Inc. Credit Agreement — On June 28, 2011, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 28, 2014.

The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 1.00% to 2.00% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt rating. TDAC is obligated to pay a commitment fee ranging from 0.125% to 0.30% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt rating. As of September 30, 2011, the interest rate margin would have been 1.25% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.15%, each determined by reference to the Parent’s public debt rating. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2011.

The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2011.

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

From the inception of the August 5, 2010 stock repurchase authorization through September 30, 2011, we have repurchased an aggregate of approximately 23.3 million shares at a weighted average purchase price of $16.96 per share. As of September 30, 2011, we had approximately 6.7 million shares remaining on the August 5, 2010 stock repurchase authorization. On October 20, 2011, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock.

Cash Dividends

Our board of directors declared a $0.05 per share quarterly cash dividend on our common stock during each quarter of fiscal 2011. We paid a total of $114.2 million to fund the dividends for fiscal 2011. On October 20, 2011, our board of directors declared a $0.06 per share quarterly cash dividend on our common stock for the first quarter of fiscal 2012. We expect to pay approximately $33 million on November 15, 2011 to fund this dividend.

Off-Balance Sheet Arrangements

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 14 — Commitments and Contingencies and “Insured Deposit Account Agreement” under Note 18 — Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (28% of our net revenues for the fiscal year ended September 30, 2011) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 (dollars in thousands):

		Payments Due by Period (Fiscal Years):
		Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations	Total	2012	2013-14	2015-16	After 2016

Long-term debt obligations(1)	$1,395,879	$26,050	$295,955	$529,398	$544,476
Capital lease obligations	11,329	6,397	4,932	—	—
Operating lease obligations	360,526	48,482	91,323	78,138	142,583
Purchase obligations(2)	303,196	194,697	85,308	7,890	15,301
Income taxes payable(3)	195,053	195,053	—	—	—

Total	$2,265,983	$470,679	$477,518	$615,426	$702,360

(1)	Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps and the revolving credit facilities. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)	Purchase obligations primarily relate to agreements for goods and services such as computer hardware and software, telecommunications, market information, advertising and marketing, professional services, property and construction, and employee compensation and benefits.

(3)	A significant portion of our income taxes payable as of September 30, 2011 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

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

ASU 2011-08 — In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

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

Market-related Credit Risk

Two primary sources of credit risk inherent in our business are 1) client credit risk related to margin lending and leverage and 2) counterparty credit risk related to securities lending and borrowing. We manage risk on client margin lending and leverage by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. The risks associated with margin lending and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary and by participating in a risk-sharing program offered through the Options Clearing Corporation.

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

The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2011 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $91 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $37 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Market Risk on Auction Rate Securities

As of September 30, 2011, we held ARS with a fair value of $20 million. A hypothetical 10% decrease in the fair value of our ARS would reduce our pre-tax income by approximately $2 million.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD Ameritrade Holding Corporation

We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Ameritrade Holding Corporation at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Minneapolis, Minnesota
November 18, 2011

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and 2010

	2011	2010
	(In thousands)

ASSETS
Cash and cash equivalents	$1,031,963	$741,492
Cash and investments segregated in compliance with federal regulations	2,519,249	994,026
Receivable from brokers, dealers and clearing organizations	834,469	1,207,723
Receivable from clients, net	8,059,410	7,393,855
Receivable from affiliates	92,963	90,523
Other receivables, net	115,316	68,928
Securities owned, at fair value	446,609	217,234
Property and equipment, net	340,690	272,211
Goodwill	2,466,978	2,467,013
Acquired intangible assets, net	1,024,352	1,124,259
Deferred income taxes	4,642	9,915
Other assets	189,121	139,739

Total assets	$17,125,762	$14,726,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,709,572	$1,934,315
Payable to clients	8,979,327	6,810,391
Accounts payable and accrued liabilities	585,720	476,306
Payable to affiliates	3,912	3,244
Deferred revenue	42,230	63,512
Long-term debt	1,336,789	1,302,269
Capitalized lease obligations	10,784	20,799
Deferred income taxes	341,611	344,203

Total liabilities	13,009,945	10,955,039

Stockholders’ equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 631,381,860 shares issued; 2011 — 554,285,716 outstanding; 2010 — 576,134,924 outstanding	6,314	6,314
Additional paid-in capital	1,583,327	1,390,283
Retained earnings	3,645,846	3,122,305
Treasury stock, common, at cost: 2011 — 77,096,144 shares; 2010 — 55,246,936 shares	(1,119,969)	(747,271)
Deferred compensation	146	196
Accumulated other comprehensive income	153	52

Total stockholders’ equity	4,115,817	3,771,879

Total liabilities and stockholders’ equity	$17,125,762	$14,726,918

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)

Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,228,064	$1,193,761	$1,253,154
Asset-based revenues:
Interest revenue	496,661	427,723	362,076
Brokerage interest expense	(4,826)	(6,065)	(15,165)

Net interest revenue	491,835	421,658	346,911

Insured deposit account fees	762,527	682,206	568,084
Investment product fees	166,394	129,308	184,341

Total asset-based revenues	1,420,756	1,233,172	1,099,336

Other revenues	113,839	133,758	55,436

Net revenues	2,762,659	2,560,691	2,407,926

Operating expenses:
Employee compensation and benefits	674,866	622,449	511,170
Clearing and execution costs	100,060	90,367	70,877
Communications	106,547	106,933	83,121
Occupancy and equipment costs	142,412	142,902	124,296
Depreciation and amortization	66,759	57,032	45,891
Amortization of acquired intangible assets	97,126	100,463	73,870
Professional services	169,764	132,218	127,572
Advertising	253,206	250,007	197,121
(Gains) losses on money market funds and client guarantees	—	(12,732)	13,829
Other	104,077	105,679	58,701

Total operating expenses	1,714,817	1,595,318	1,306,448

Operating income	1,047,842	965,373	1,101,478

Other expense (income):
Interest on borrowings	32,017	44,858	40,070
Loss on debt refinancing	1,435	8,392	—
(Gain) loss on sale of investments	(2,081)	38	2,003

Total other expense (income)	31,371	53,288	42,073

Pre-tax income	1,016,471	912,085	1,059,405
Provision for income taxes	378,718	319,897	415,700

Net income	$637,753	$592,188	$643,705

Earnings per share — basic	$1.12	$1.01	$1.11
Earnings per share — diluted	$1.11	$1.00	$1.10
Weighted average shares outstanding — basic	570,314	585,128	578,972
Weighted average shares outstanding — diluted	576,462	591,922	587,252
Dividends declared per share	$0.20	$0.00	$0.00

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2011, 2010 and 2009

	Total							Accumulated
	Common	Total		Additional				Other
	Shares	Stockholders’	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Outstanding	Equity	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)
	(In thousands)

Balance, September 30, 2008	593,131	$2,925,038	$6,314	$1,613,700	$1,886,412	$(580,664)	$146	$(870)
Net income	—	643,705	—	—	643,705	—	—	—
Net unrealized investment loss, net of $0.2 million tax	—	(302)	—	—	—	—	—	(302)
Reclassification adjustment for realized loss on investment securities included in net income, net of $0.8 million tax	—	1,330	—	—	—	—	—	1,330
Foreign currency translation	—	(232)	—	—	—	—	—	(232)

Total comprehensive income		644,501

Acquisition of thinkorswim Group Inc.	27,083	385,639	—	(24,209)	—	409,848	—	—
Repurchases of common stock	(39,030)	(466,144)	—	—	—	(466,144)	—	—
Issuances of common stock	1,557	—	—	(18,412)	—	18,412	—	—
Options exercised, including tax benefit	4,366	37,227	—	(21,411)	—	58,638	—	—
Deferred compensation	2	2	—	(49)	—	27	24	—
Stock-based compensation expense	—	25,020	—	25,019	—	—	1	—

Balance, September 30, 2009	587,109	3,551,283	6,314	1,574,638	2,530,117	(559,883)	171	(74)
Net income	—	592,188	—	—	592,188	—	—	—
Net unrealized investment gain	—	1	—	—	—	—	—	1
Foreign currency translation	—	125	—	—	—	—	—	125

Total comprehensive income		592,314

Repurchases of common stock	(15,376)	(265,599)	—	—	—	(265,599)	—	—
Prepayment of structured stock repurchase	—	(169,200)	—	(169,200)	—	—	—	—
Issuances of common stock	842	—	—	(14,677)	—	14,677	—	—
Options exercised, including tax benefit	3,531	28,189	—	(34,846)	—	63,035	—	—
Deferred compensation	29	544	—	20	—	499	25	—
Stock-based compensation expense	—	34,348	—	34,348	—	—	—	—

Balance, September 30, 2010	576,135	3,771,879	6,314	1,390,283	3,122,305	(747,271)	196	52
Net income	—	637,753	—	—	637,753	—	—	—
Net unrealized investment loss	—	(3)	—	—	—	—	—	(3)
Foreign currency translation	—	104	—	—	—	—	—	104

Total comprehensive income		637,854

Payment of cash dividends	—	(114,212)	—	—	(114,212)	—	—	—
Repurchases of common stock	(20,340)	(348,534)	—	—	—	(348,534)	—	—
Settlement of structured stock repurchase	(3,159)	—	—	50,366	—	(50,366)	—	—
Return of prepayment on structured stock repurchase	—	118,834	—	118,834	—	—	—	—
Issuances of common stock	980	—	—	(16,794)	—	16,794	—	—
Options exercised, including tax benefit	654	13,240	—	4,069	—	9,171	—	—
Deferred compensation	16	170	—	(17)	—	237	(50)	—
Stock-based compensation expense	—	35,039	—	35,039	—	—	—	—
Other	—	1,547	—	1,547	—	—	—	—

Balance, September 30, 2011	554,286	$4,115,817	$6,314	$1,583,327	$3,645,846	$(1,119,969)	$146	$153

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$637,753	$592,188	$643,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,759	57,032	45,891
Amortization of acquired intangible assets	97,126	100,463	73,870
Deferred income taxes	2,185	154,380	(70,674)
(Gain) loss on sale of investments	(2,081)	38	2,003
Loss on disposal of property	16,893	5,854	6,285
(Gains) losses on money market funds and client guarantees	—	(12,732)	13,829
Loss on debt refinancing	1,435	8,392	—
Stock-based compensation	35,039	34,348	25,020
Excess tax benefits on stock-based compensation	(9,898)	(15,653)	(8,743)
Other, net	261	214	874
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(1,525,223)	4,819,836	(5,553,862)
Receivable from brokers, dealers and clearing organizations	373,254	570,018	2,415,389
Receivable from clients, net	(667,978)	(1,681,557)	1,222,434
Receivable from/payable to affiliates, net	916	1,423	97,886
Other receivables, net	(44,212)	4,910	32,852
Securities owned	(229,375)	(183,762)	36,717
Other assets	(6,254)	(2,873)	(4,077)
Payable to brokers, dealers and clearing organizations	(224,743)	(557,302)	(3,278,059)
Payable to clients	2,168,936	(3,104,432)	4,844,153
Accounts payable and accrued liabilities	120,550	(197,487)	45,425
Deferred revenue	(21,282)	(8,622)	9,738

Net cash provided by operating activities	790,061	584,676	600,656

Cash flows from investing activities:
Purchase of property and equipment	(152,889)	(91,198)	(86,698)
Cash and cash equivalents acquired in business combinations	—	—	86,423
Cash paid in business combinations	—	—	(266,713)
Cash received in sale of businesses, net	5,228	—	599
Cash transferred in disposal of subsidiary	(3,453)	—	—
Purchase of short-term investments	(3,576)	(5,790)	(1,100)
Proceeds from sale and maturity of short-term investments	3,600	3,300	1,100
Proceeds from redemption of money market funds	—	52,208	317,015
Proceeds from sale of investments	2,581	16	11,688
Purchase of investments	(5,006)	—	—
Other, net	550	(2)	(146)

Net cash provided by (used in) investing activities	(152,965)	(41,466)	62,168

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,248,557	—
Payment of debt issuance costs	(1,783)	(10,595)	—
Principal payments on long-term debt	(4,262)	(1,410,638)	(111,500)
Principal payments on capital lease obligations	(10,015)	(13,769)	(5,002)
Proceeds from exercise of stock options	3,351	12,536	28,486
Purchase of treasury stock	(348,534)	(265,599)	(466,144)
Prepayment of structured stock repurchase	—	(169,200)	—
Return of prepayment on structured stock repurchase	118,834	—	—
Payment of cash dividends	(114,212)	—	—
Excess tax benefits on stock-based compensation	9,898	15,653	8,743

Net cash used in financing activities	(346,723)	(593,055)	(545,417)

Effect of exchange rate changes on cash and cash equivalents	98	126	(331)

Net increase (decrease) in cash and cash equivalents	290,471	(49,719)	117,076
Cash and cash equivalents at beginning of year	741,492	791,211	674,135

Cash and cash equivalents at end of year	$1,031,963	$741,492	$791,211

Supplemental cash flow information:
Interest paid	$43,409	$39,028	$60,680
Income taxes paid	$321,100	$352,504	$359,666
Tax benefit on exercises and distributions of stock-based compensation	$9,933	$19,956	$9,711
Noncash investing and financing activities:
Settlement of structured stock repurchase	$50,366	$—	$—
Issuance of capital lease obligations	$—	$6,003	$32,780
Issuance of long-term debt in exchange for assets acquired	$—	$—	$8,400
Issuance of common stock in business combinations	$—	$—	$362,967

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2011, 2010 and 2009

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

Cash and Cash Equivalents — The Company considers temporary, highly-liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated in compliance with federal regulations. Cash equivalents are recorded on the Consolidated Balance Sheets at fair value based on quoted prices.

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

Receivable from/Payable to Clients — Receivable from clients primarily consists of margin loans to brokerage clients, which are collateralized by client securities, and is carried at the amount receivable, net of an allowance for

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubtful accounts that is primarily based on the amount of unsecured margin balances. Payable to clients primarily consists of client cash held in brokerage accounts and is carried at the amount of client cash on deposit. The Company earns interest revenue and pays interest expense on its receivable from client and payable to client balances, respectively. The interest revenue and expense are included in net interest revenue on the Consolidated Statements of Income.

Securities Owned — Securities owned are carried at fair value and the related changes in fair value are generally included in other revenues on the Consolidated Statements of Income. Proprietary securities held by our broker-dealer subsidiaries for trading or investment purposes are included in securities owned on the Consolidated Balance Sheets.

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

Income Taxes — The Company files a consolidated U.S. income tax return with its subsidiaries on a calendar year basis, combined returns for state tax purposes where required and certain of its subsidiaries file separate state income tax returns where required. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Uncertain tax positions are recognized if they are more likely than not to be sustained upon examination, based on the technical merits of the position. The amount of tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes interest and penalties, if any, related to income tax matters as part of the provision for income taxes on the Consolidated Statements of Income.

Capital Stock — The authorized capital stock of the Company consists of a single class of common stock and one or more series of preferred stock as may be authorized for issuance by the Company’s board of directors. Voting,

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securities Transactions — Client securities transactions are recorded on a settlement-date basis with such transactions generally settling within three business days after the trade date. Revenues and expenses related to securities transactions, including revenues from execution agents (also referred to as payment for order flow) and revenues from markups on riskless principal transactions in fixed-income securities, are recorded on a trade-date basis. Revenues related to securities transactions are recorded net of promotional allowances. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells investor education products separately and in various bundles that contain multiple deliverables including on-demand coaching services, Web site subscriptions, educational workshops, online courses and other products and services. In accordance with ASC 605-25, Multiple-Element Arrangements, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (a) the product has value to the client on a standalone basis; (b) there is objective and reliable evidence of the fair value of undelivered items; and (c) delivery or performance of any undelivered item is probable and substantially in the Company’s control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, the Company offers these products bundled together at a discount. The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement. Deferred revenue arises because the payments are received before the services have been rendered. Deferred revenue is generally recognized into revenue for each element over the period that the services are performed or the time that the contract period expires.

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

Derivatives and Hedging Activities — The Company occasionally utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently on the Consolidated Statements of Income. Cash flows from derivative instruments accounted for as fair value hedges or cash flow hedges are classified in the same category on the Consolidated Statements of Cash Flows as the cash flows from the items being hedged.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ASU 2011-08 — In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

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

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill (dollars in thousands):

Balance as of September 30, 2009	$2,472,098
Purchase accounting adjustments, net of income taxes(1)	(782)
Tax benefit on stock-based compensation awards(2)	(4,303)

Balance as of September 30, 2010	2,467,013
Tax benefit on stock-based compensation awards(2)	(35)

Balance as of September 30, 2011	$2,466,978

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Purchase accounting adjustments for fiscal 2010 primarily consist of adjustments to assumed liabilities relating to the acquisition of thinkorswim.

(2)	Represents the tax benefit realized on replacement stock awards that were issued in connection with the Datek Online Holdings Corp. (“Datek”) merger in fiscal 2002 and the thinkorswim acquisition. The tax benefit realized on a stock award is recorded as a reduction of goodwill to the extent the Company recorded fair value of the replacement award in the purchase accounting. To the extent any gain realized on a stock award exceeds the fair value of the replacement award recorded in the purchase accounting, the tax benefit on the excess is recorded as additional paid-in capital.

Acquired intangible assets consist of the following (dollars in thousands):

	September 30,
	2011			2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Client relationships	$1,227,592	$(415,767)	$811,825	$1,230,469	$(339,937)	$890,532
Technology and content	99,161	(33,576)	65,585	100,904	(19,203)	81,701
Trade names	10,100	(10,100)	—	10,100	(6,844)	3,256
Non-competition agreement	5,486	(4,218)	1,268	5,486	(2,390)	3,096
Trademark license	145,674	—	145,674	145,674	—	145,674

	$1,488,013	$(463,661)	$1,024,352	$1,492,633	$(368,374)	$1,124,259

Amortization expense on acquired intangible assets was $97.1 million, $100.5 million and $73.9 million for fiscal years 2011, 2010 and 2009, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2011 is as follows (dollars in thousands):

Estimated
Amortization
Fiscal Year	Expense

2012	$92,113
2013	90,845
2014	90,384
2015	89,654
2016	85,544
Thereafter (to 2025)	430,138

Total	$878,678

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash and Cash Equivalents

The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	September 30,
	2011	2010

Corporate	$259,986	$234,993
Broker-dealer subsidiaries	656,206	426,618
Trust company subsidiary	108,587	50,937
Investment advisory subsidiaries	7,184	28,944

Total	$1,031,963	$741,492

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

5.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in thousands):

	September 30,
	2011	2010

Receivable:
Deposits paid for securities borrowed	$495,680	$1,000,607
Broker-dealers	3,802	11,927
Deposits with clearing organizations	325,966	191,237
Securities failed to deliver	9,021	3,952

Total	$834,469	$1,207,723

Payable:
Deposits received for securities loaned	$1,658,192	$1,868,724
Broker-dealers	1,099	1,519
Clearing organizations	12,904	26,319
Securities failed to receive	37,377	37,753

Total	$1,709,572	$1,934,315

6.	Allowance for Doubtful Accounts on Receivables

The following table summarizes activity in the Company’s allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in thousands):

	2011	2010	2009

Beginning balance	$11,112	$13,536	$22,482
Provision for doubtful accounts	8,533	2,720	1,171
Acquired in business combinations	—	—	272
Write-off of doubtful accounts	(2,060)	(5,144)	(10,389)

Ending balance	$17,585	$11,112	$13,536

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	September 30,
	2011	2010

Leasehold improvements	$122,930	$102,852
Software	91,772	72,185
Computer equipment	184,207	174,492
Building construction in process	65,025	5,063
Other property and equipment	55,697	50,552

	519,631	405,144
Less: Accumulated depreciation and amortization	(178,941)	(132,933)

Property and equipment, net	$340,690	$272,211

8.	Long-term Debt

Long-term debt consists of the following (dollars in thousands):

	Face	Unamortized	Fair Value	Net Carrying
September 30, 2011	Value	Discount	Adjustment(1)	Value

Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(100)	$4,170	$254,070
4.150% Senior Notes due 2014	500,000	(313)	33,223	532,910
5.600% Senior Notes due 2019	500,000	(562)	50,371	549,809

Total long-term debt	$1,250,000	$(975)	$87,764	$1,336,789

	Face	Unamortized	Fair Value	Net Carrying
September 30, 2010	Value	Discount	Adjustment(1)	Value

Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(185)	$9,299	$259,114
4.150% Senior Notes due 2014	500,000	(411)	39,936	539,525
5.600% Senior Notes due 2019	500,000	(632)	N/A	499,368

Total Senior Notes	1,250,000	(1,228)	49,235	1,298,007
Other	4,262	N/A	N/A	4,262

Total long-term debt	$1,254,262	$(1,228)	$49,235	$1,302,269

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal year maturities on long-term debt outstanding at September 30, 2011 are as follows (dollars in thousands):

2012	$—
2013	250,000
2014	—
2015	500,000
2016	—
Thereafter	500,000

Total	$1,250,000

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

The Senior Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future subsidiaries that is or becomes a borrower or a guarantor under the TD Ameritrade Holding Corporation Credit Agreement, dated as of June 28, 2011, as described below. Currently, the only subsidiary guarantor of the obligations under the Senior Notes is TD Ameritrade Online Holdings Corp. (“TDAOH”). The Senior Notes and the guarantee by TDAOH are the general senior unsecured obligations of the Company and TDAOH.

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

Interest Rate Swaps — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 2019 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of September 30, 2011, the weighted-average effective interest rate on the Senior Notes was 1.97%.

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded in interest on

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings on the Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of the interest rate swaps and the hedged fixed-rate debt for the fiscal years indicated (dollars in thousands):

	2011	2010	2009

Gain (loss) on fair value of interest rate swaps	$38,529	$49,235	N/A
Gain (loss) on fair value of hedged fixed-rate debt	(38,529)	(49,235)	N/A

Net gain (loss) recorded in interest on borrowings	$—	$—	N/A

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in thousands):

	September 30,
	2011	2010

Derivatives recorded under the caption Other assets:
Interest rate swap assets	$87,764	$49,235

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of September 30, 2011 and 2010, the interest rate swap counterparty for the 2012 Notes and 2014 Notes had pledged $50.1 million and $52.9 million of collateral, respectively, to the Company in the form of U.S. Treasury securities. As of September 30, 2011, the interest rate swap counterparty for the 2019 Notes had pledged $57.5 million of collateral to the Company in the form of cash, which is included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 1.25% to 2.25% for Parent LIBOR loans and from 0.25% to 1.25% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.15% to 0.375% on any unused amount of the Parent Revolving Facility, determined by reference to the Parent’s public debt ratings. As of September 30, 2011, the interest rate margin would have been 1.50% for Parent LIBOR loans and 0.50% for Base Rate loans, and the commitment fee was 0.20%, each determined by reference to the Parent’s Standard & Poor’s public debt rating of A-. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2011.

The obligations under the Parent Revolving Facility are guaranteed by TDAOH and each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Parent, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Parent Revolving Facility is TDAOH.

The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Parent’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2011.

TD Ameritrade Clearing, Inc. Credit Agreement — On June 28, 2011, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 28, 2014.

The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 1.00% to 2.00% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt rating. TDAC is obligated to pay a commitment fee ranging from 0.125% to 0.30% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt rating. As of September 30, 2011, the interest rate margin would have been 1.25% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.15%, each determined by reference to the Parent’s public debt rating. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2011.

The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2011.

9.	Income Taxes

Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in thousands):

	2011	2010	2009

Current expense (benefit):
Federal	$356,384	$168,972	$438,911
State	19,827	(3,770)	47,113
Foreign	322	315	350

	376,533	165,517	486,374

Deferred expense (benefit):
Federal	(5,196)	145,349	(70,656)
State	7,381	9,031	(18)

	2,185	154,380	(70,674)

Provision for income taxes	$378,718	$319,897	$415,700

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.3	2.4	2.4
Adjustments to estimated state income taxes	(0.1)	0.5	0.5
Interest recorded on unrecognized tax benefits, net	0.5	(0.2)	0.9
Reversal of accruals for unrecognized tax benefits	(0.5)	(2.5)	—
Capital loss limitation	—	—	0.3
Other	0.1	(0.1)	0.1

	37.3%	35.1%	39.2%

The Company’s effective income tax rate for fiscal year 2011 was 37.3%, compared to 35.1% and 39.2% for fiscal years 2010 and 2009, respectively. The provision for income taxes for fiscal year 2011 was lower than normal due to $6.1 million of favorable resolutions of state income tax matters and $1.2 million of favorable deferred income tax adjustments resulting from recent state income tax law changes. These items favorably impacted the Company’s earnings for fiscal year 2011 by approximately $0.01 per share. The provision for income taxes for fiscal year 2010 was unusually low due to $32.0 million of favorable resolutions of certain federal and state income tax matters. These items favorably impacted the Company’s earnings for fiscal year 2010 by approximately $0.05 per share. The provision for income taxes for fiscal year 2009 was slightly higher than normal due to unfavorable deferred income tax adjustments of $8.9 million resulting from state income tax law changes and capital loss limitations on certain money market mutual fund holdings. These items unfavorably impacted the Company’s earnings for fiscal year 2009 by approximately $0.02 per share.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

	September 30,
	2011	2010

Deferred tax assets:
Accrued liabilities	$76,838	$83,532
Deferred revenue	6,041	8,960
Intangible assets, state tax benefit	16,224	21,504
Stock-based compensation	26,901	21,516
Allowance for doubtful accounts	6,426	4,037
Unrealized tax gain on IDA agreement	12,017	15,272
Operating loss carryforwards	38,887	34,031
Capital loss carryforwards	2,109	2,109

Gross deferred tax assets	185,443	190,961
Less: Valuation allowance	(37,510)	(32,096)

Net deferred tax assets	147,933	158,865

Deferred tax liabilities:
Property and intangible assets	(480,913)	(488,814)
Other deferred tax liabilities	(3,989)	(4,339)

Total deferred tax liabilities	(484,902)	(493,153)

Net deferred tax liabilities	$(336,969)	$(334,288)

Included in deferred tax assets above as of September 30, 2011 and 2010, is approximately $4.6 million and $9.9 million, respectively, of deferred tax benefits relating to intangible asset amortization deductions expected to be claimed in various state taxing jurisdictions, which may not be offset by deferred tax liabilities arising from different taxing jurisdictions on the Consolidated Balance Sheets. These amounts are presented separately as assets on the Consolidated Balance Sheets.

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

As of September 30, 2011, the Company has recorded a tax benefit for approximately $4.0 million of federal net operating loss carryover that was acquired as part of the thinkorswim acquisition. The net operating loss expires in 2019, and is subject to substantial annual limitations on the utilization of the net operating loss. The amount of tax benefit recorded in the financial statements represents the amount that is more likely than not to be realized within the carryforward period. At September 30, 2011, subsidiaries of the Company have approximately $663 million of separate state operating loss carryforwards. These carryforwards expire between fiscal 2012 and 2030. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The increase in the valuation allowance of approximately $5.4 million from September 30, 2010 to September 30, 2011 related to additional net operating losses generated at the separate subsidiaries, for which the related tax benefits are not considered more likely than not to be realized within the carryforward period.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in thousands):

	2011	2010	2009

Beginning balance	$148,536	$310,255	$227,025
Additions based on tax positions related to the current year	9,998	15,367	87,894
Additions for tax positions of prior years	7,132	2,911	338
Reductions for tax positions of prior years	(12,602)	(5,986)	(4,494)
Reductions due to settlements with taxing authorities	(866)	(170,739)	—
Reductions due to lapsed statute of limitations	(7,671)	(3,272)	(508)

Ending balance	$144,527	$148,536	$310,255

The balance of unrecognized tax benefits as of September 30, 2011 was $144.5 million ($94.3 million net of the federal benefit on state matters), of which $90.1 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2010 was $148.5 million ($96.9 million net of the federal benefit on state matters), of which $90.8 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2008 through 2010 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2011 could decrease by up to $40.4 million ($26.3 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.

Interest and penalties recognized on the Consolidated Statements of Income (net of the federal benefit) totaled $5.3 million, $0.4 million and $12.9 million for fiscal years 2011, 2010 and 2009, respectively. As of September 30, 2011 and 2010, accrued interest and penalties related to unrecognized tax benefits was $46.5 million and $38.0 million, respectively.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	September 30,
	2011			2010
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital

TD Ameritrade Clearing, Inc.	$1,263,535	$199,308	$1,064,227	$1,092,692	$177,644	$915,048
TD Ameritrade, Inc.	374,907	1,000	373,907	142,859	1,000	141,859
TD Ameritrade Mobile, LLC	N/A	N/A	N/A	39,039	250	38,789

Totals	$1,638,442	$200,308	$1,438,134	$1,274,590	$178,894	$1,095,696

TDAC is a clearing broker-dealer and TD Ameritrade, Inc. is an introducing broker-dealer. Prior to October 12, 2010, TD Ameritrade Mobile, LLC (formerly thinkorswim, Inc.) was registered as an introducing broker-dealer. On May 25, 2010, TD Ameritrade Mobile, LLC transferred its introducing broker-dealer business to TD Ameritrade, Inc. On October 12, 2010, the Company withdrew TD Ameritrade Mobile, LLC’s registration as a broker-dealer.

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $18.6 million and $22.3 million as of September 30, 2011 and 2010, respectively, which exceeded the required Tier 1 capital by $8.6 million and $12.3 million, respectively.

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

The LTIP authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. Under the LTIP, 42,104,174 shares of the Company’s common stock are reserved for issuance to eligible employees, consultants and non-employee directors. The Directors Plan authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock units and restricted stock. Under the Directors Plan, 1,830,793 shares of the Company’s common stock are reserved for issuance to non-employee directors. The 1998 Plan and the 2001 Plan authorize the award of options to purchase common stock. Under the 1998 Plan, 15,502,818 shares of the Company’s common stock are reserved for issuance to employees, consultants or non-employee directors of the Company. Under the 2001 Plan, 18,628,031 shares of the Company’s common stock are reserved for issuance to directors or non-voting observers to the board of directors, officers and employees of the Company. The stock awards assumed in the thinkorswim Plans consisted of options to purchase common stock, restricted stock units and restricted stock awards.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based compensation expense was $35.0 million, $34.3 million and $25.0 million for fiscal years 2011, 2010 and 2009, respectively. The related income tax benefits were $13.1 million, $12.8 million and $9.2 million for fiscal years 2011, 2010 and 2009, respectively.

The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2011 (in thousands, except exercise prices and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at beginning of year	9,214	$8.28
Exercised	(654)	$5.13
Forfeited	(2)	$32.69
Expired	(29)	$18.94

Outstanding at end of year	8,529	$8.48	3.2	$63,111

Exercisable at end of year	7,464	$7.09	2.6	$63,105

The weighted-average grant-date fair value of options granted during fiscal years 2010 and 2009 was $10.15 and $12.16, respectively. No options were granted during fiscal year 2011. The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $9.9 million, $54.0 million and $44.8 million, respectively. As of September 30, 2011, the total unrecognized compensation cost related to nonvested stock option awards was approximately $5.5 million and was expected to be recognized over a weighted average period of 0.5 years.

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

	2010	2009

Risk-free interest rate	2.49%	1.80%
Expected dividend yield	0%	0%
Expected volatility	50%	51%
Expected option life (years)	6.2	3.4

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

The Company measures the fair value of RSUs and PRSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. The fair value of the RSAs assumed in the thinkorswim acquisition was based upon the volume-weighted average market price of the Company’s common stock for the day prior to the acquisition date. RSUs, PRSUs and RSAs are amortized over their applicable vesting period using the

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line method, reduced by expected forfeitures. There were no nonvested PRSUs at the beginning or end of fiscal year 2011.

The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2011 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	3,764	$16.19
Granted	2,162	$18.67
Dividend equivalents	17	$18.20
Vested	(974)	$18.23
Forfeited	(319)	$16.47

Nonvested at end of year	4,650	$16.91

As of September 30, 2011, there was $29.1 million of estimated unrecognized compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period of 1.9 years.

The following is a summary of RSA activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2011 (in thousands, except per unit amounts):

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value

Nonvested at beginning of year	42	$17.99
Vested	(42)	$17.99

Nonvested at end of year	—	$—

Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2011, the Company was not obligated to repurchase additional shares pursuant to the Stockholders Agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.

12.	Employee Benefit Plans

The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $31.2 million, $25.7 million and $21.1 million for fiscal years 2011, 2010 and 2009, respectively.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years indicated (in thousands, except per share amounts):

	2011	2010	2009

Net income	$637,753	$592,188	$643,705

Weighted average shares outstanding — basic	570,314	585,128	578,972
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	6,148	6,794	8,280

Weighted average shares outstanding — diluted	576,462	591,922	587,252

Earnings per share — basic	$1.12	$1.01	$1.11
Earnings per share — diluted	$1.11	$1.00	$1.10

14.	Commitments and Contingencies

Lease Commitments — The Company has various non-cancelable operating leases on facilities and certain computer and office equipment requiring annual payments as follows (dollars in thousands):

	Minimum Lease	Sublease	Net Lease
Fiscal Year	Payments	Income	Commitments

2012	$48,482	$(644)	$47,838
2013	46,558	(161)	46,397
2014	44,765	—	44,765
2015	40,630	—	40,630
2016	37,508	—	37,508
Thereafter (to 2022)	142,583	—	142,583

Total	$360,526	$(805)	$359,721

Rental expense, net of sublease income, was approximately $49.7 million, $48.4 million and $40.6 million for fiscal years 2011, 2010 and 2009, respectively.

The Company has capital leases on computer equipment. The amortization of equipment under capital leases is included in depreciation and amortization on the Consolidated Statements of Income. The following is a schedule of future minimum lease payments under capital leases along with the present value of the minimum lease payments (dollars in thousands):

Fiscal year 2012	$6,397
Fiscal year 2013	4,388
Fiscal year 2014	544

Total minimum lease payments	11,329
Less: Amount representing interest	(545)

Present value of minimum lease payments	$10,784

Spam Litigation — A purported class action, captioned Elvey v. TD Ameritrade, Inc., was filed on May 31, 2007 in the United States District Court for the Northern District of California. The complaint alleged that there was a breach in TD Ameritrade, Inc.’s systems, which allowed access to e-mail addresses and other personal information

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of account holders, and that as a result account holders received unsolicited e-mail from spammers promoting certain stocks and have been subjected to an increased risk of identity theft. The complaint requested unspecified damages and injunctive and other equitable relief. A second lawsuit, captioned Zigler v. TD Ameritrade, Inc., was filed on September 26, 2007, in the same jurisdiction on behalf of a purported nationwide class of account holders. The factual allegations of the complaint and the relief sought were substantially the same as those in the first lawsuit. The cases were consolidated under the caption In re TD Ameritrade Accountholders Litigation and a consolidated complaint was filed. The Company hired an independent consultant to investigate whether identity theft occurred as a result of the breach. The consultant conducted four investigations from August 2007 to June 2008 and reported that it found no evidence of identity theft. On September 12, 2011, TD Ameritrade, Inc. received final Court approval of a class settlement agreement between TD Ameritrade, Inc. and plaintiffs Richard Holober and Brad Zigler. Under the settlement, the Company will pay no less than $2.5 million in settlement benefits. Total compensation to be paid to all eligible members of the settlement class will not exceed $6.5 million, inclusive of any award of attorneys’ fees and costs. In addition, the settlement agreement provides that the Company will retain an independent information technology security consultant to assess whether the Company has met certain information technology security standards.

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

The Pennsylvania Securities Commission has filed an administrative order against TD Ameritrade, Inc. involving the sale of Yield Plus Fund securities to certain Pennsylvania clients. An administrative hearing will be held to determine whether there have been violations of certain provisions of the Pennsylvania Securities Act of 1972 and rules thereunder and to determine what, if any, administrative sanctions should be imposed. TD Ameritrade, Inc. is defending the action.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

General Contingencies — In the ordinary course of business, there are various contingencies that are not reflected in the consolidated financial statements. These include the Company’s broker-dealer subsidiaries’ client activities involving the execution, settlement and financing of various client securities, options, futures and foreign exchange transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contractual obligations.

The Company extends margin credit and leverage to its clients. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased (“short sales”). Such margin-related transactions may expose the Company to credit risk in the event a client’s assets are not sufficient to fully cover losses that the client may incur. Leverage involves securing a large potential future obligation with a lesser amount of cash and securities.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risks associated with margin credit and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. In the event the client fails to satisfy its obligations, the Company has the authority to purchase or sell financial instruments in the client’s account at prevailing market prices in order to fulfill the client’s obligations. However, during periods of rapid market movements, clients who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company seeks to mitigate the risks associated with its client margin and leverage activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.

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

As of September 30, 2011, client excess margin securities of approximately $11.2 billion and stock borrowings of approximately $0.5 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $1.7 billion and repledged approximately $1.9 billion of that collateral as of September 30, 2011.

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

The Company clears its clients’ futures transactions through an external clearing firm. The Company has agreed to indemnify the external clearing firm for any loss that they may incur for the client accounts introduced to them by the Company.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See “Insured Deposit Account Agreement” in Note 18 for a description of a guarantee included in that agreement.

On July 20, 2009, TD Ameritrade, Inc. finalized settlements with the SEC and other regulatory authorities, concluding investigations by the regulators into TD Ameritrade, Inc.’s offer and sale of auction rate securities (“ARS”). Under these settlement agreements, TD Ameritrade, Inc. commenced a tender offer to purchase, at par, from certain current and former account holders, eligible ARS that were purchased through TD Ameritrade, Inc. The offer commenced on August 10, 2009 and TD Ameritrade, Inc. completed the repurchases on March 30, 2010. Through March 30, 2010, TD Ameritrade, Inc. purchased eligible ARS with an aggregate par value of approximately $305 million. The Company accounted for the ARS settlement as a financial guarantee. The Company recorded a charge to earnings of $13.8 million during fiscal 2009 for the estimated fair value of this guarantee and recorded a gain of $0.5 million during fiscal 2010 based on the final fulfillment of the guarantee. The charge and gain are included in (gains) losses on money market funds and client guarantees on the Consolidated Statements of Income. As of September 30, 2011, TD Ameritrade, Inc. held ARS with a fair value of approximately $19.6 million.

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

Fair Value Measurement — Definition and Hierarchy

FASB ASC 820-10, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share and the funds are being liquidated. This category also includes auction rate securities for which the periodic auctions have failed.

The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of September 30, 2011 and 2010 (dollars in thousands):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Fair Value

Assets:
Securities owned:
Auction rate securities	$—	$—	$19,609	$19,609
Money market and other mutual funds	—	—	1,098	1,098
Equity securities	521	278	—	799
U.S. government debt securities	—	423,010	—	423,010
Municipal debt securities	—	972	—	972
Corporate debt securities	—	653	—	653
Other debt securities	—	468	—	468

Subtotal — Securities owned	521	425,381	20,707	446,609

Other assets:
U.S. government debt securities	—	2,528	—	2,528
U.S. government agency debt securities	—	1,029	—	1,029
Interest rate swaps(1)	—	87,764	—	87,764

Subtotal — Other assets	—	91,321	—	91,321

Total assets at fair value	$521	$516,702	$20,707	$537,930

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$4,600	$55	$—	$4,655
Municipal debt securities	—	178	—	178
Corporate debt securities	—	9	—	9

Total liabilities at fair value	$4,600	$242	$—	$4,842

(1)	See “Interest Rate Swaps” in Note 8 for details.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2010
	Level 1	Level 2	Level 3	Fair Value

Assets:
Securities owned:
Auction rate securities	$—	$—	$209,288	$209,288
Money market and other mutual funds	—	—	5,404	5,404
Equity securities	453	10	—	463
Municipal debt securities	—	1,487	—	1,487
Corporate debt securities	—	487	—	487
Other debt securities	—	105	—	105

Subtotal — Securities owned	453	2,089	214,692	217,234

Other assets:
U.S. government debt securities	—	2,494	—	2,494
U.S. government agency debt securities	—	1,098	—	1,098
Interest rate swaps(1)	—	49,235	—	49,235

Subtotal — Other assets	—	52,827	—	52,827

Total assets at fair value	$453	$54,916	$214,692	$270,061

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$2,213	$14	$—	$2,227
Municipal debt securities	—	375	—	375
Corporate debt securities	—	378	—	378
Other debt securities	—	161	—	161

Total liabilities at fair value	$2,213	$928	$—	$3,141

(1)	See “Interest Rate Swaps” in Note 8 for details.

There were no transfers between any levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the fiscal years ended September 30, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended September 30, 2011
			Purchases,
		Net Gains	Sales,
	September 30,	Included in	Issuances and	September 30,
	2010	Earnings(1)	Settlements, Net	2011

Assets:
Securities owned:
Auction rate securities	$209,288	$4,182	$(193,861)	$19,609
Money market and other mutual funds	5,404	—	(4,306)	1,098

Total — Securities owned	$214,692	$4,182	$(198,167)	$20,707

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net gains on auction rate securities are recorded in other revenues on the Consolidated Statements of Income and $0.1 million of the net gains relate to assets held as of September 30, 2011.

	Year Ended September 30, 2010
				Purchases,
		Net Gains		Sales,
	September 30,	Included in		Issuances and	September 30,
	2009	Earnings		Settlements, Net	2010

Assets:
Short-term investments:
Money market mutual funds	$50,971	$1,237	(1)	$(52,208)	$—
Securities owned:
Auction rate securities	14,579	8,428	(2)	186,281	209,288
Money market and other mutual funds	5,049	10,067	(1)	(9,712)	5,404

Subtotal — Securities owned	19,628	18,495		176,569	214,692

Total assets at fair value	$70,599	$19,732		$124,361	$214,692

(1)	Gains on money market and other mutual funds relate to shares of The Reserve Primary and International Liquidity Funds that the Company held as of September 30, 2010. These gains are included in (gains) losses on money market funds and client guarantees on the Consolidated Statements of Income.

(2)	Net gains on auction rate securities are recorded in other revenues on the Consolidated Statements of Income and $3.9 million of the gains related to assets held as of September 30, 2010.

	Year Ended September 30, 2009
			Purchases,
		Losses	Sales,
	October 1,	Included in	Issuances and	September 30,
	2008	Earnings(2)	Settlements, Net	2009

Assets:
Cash and cash equivalents(1)	$217,471	$—	$(217,471)	$—
Short-term investments:
Money market mutual funds	368,066	(80)	(317,015)	50,971
Securities owned:
Auction rate securities	6,925	(821)	8,475	14,579
Money market and other mutual funds	46,662	—	(41,613)	5,049

Subtotal — Securities owned	53,587	(821)	(33,138)	19,628
Other investments:
Auction rate securities	10,000	—	(10,000)	—

Total assets at fair value	$649,124	$(901)	$(577,624)	$70,599

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Money market and other mutual funds	$4,636	$—	$(4,635)	$1

(1)	Represents positions in The Reserve Primary Fund that were classified as cash and cash equivalents as of October 1, 2008.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Substantially all of the losses included in earnings are recorded in other revenues on the Consolidated Statements of Income and were related to assets held as of September 30, 2009.

Effective October 1, 2009, the Company adopted ASC 820-10 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. There were no nonfinancial assets or liabilities measured at fair value during the fiscal years ended September 30, 2011 and 2010.

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

Fair Value of Senior Notes

As of September 30, 2011, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.34 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.34 billion. As of September 30, 2010, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.34 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.30 billion.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment and Geographic Area Information

The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company’s revenues from external clients for the fiscal years ended September 30, 2011, 2010 and 2009 were derived from its operations in the United States.

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

Transactions with TD and Affiliates

As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 44.6% of the Company’s common stock as of September 30, 2011. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. A description of significant transactions with TD and its affiliates is set forth below.

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

The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. As of September 30, 2011, the IDA portfolio was comprised of approximately 1% component (a) investments, 87% component (b) investments and 12% component (c) investments.

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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in thousands):

	Statement of Income	Revenues from TD and Affiliates
Description	Classification	2011	2010	2009

Insured Deposit Account Agreement	Insured deposit account fees	$762,527	$682,206	$568,084
Mutual Fund Agreements	Investment product fees	8,488	9,807	108,462
Referral and Strategic Alliance Agreement	Various	4,486	1,491	—
Securities borrowing and lending, net	Net interest revenue	3,753	1,543	65
TD Waterhouse Canada Order Routing Agreement	Other revenues	2,672	553	—
TD Waterhouse UK Servicing Agreement	Commissions and transaction fees	505	84	—
Payment for order flow	Commissions and transaction fees	—	527	5,512

Total revenues		$782,431	$696,211	$682,123

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Statement of Income	Expenses to TD and Affiliates
Description	Classification	2011	2010	2009

Canadian Call Center Serivces Agreement	Professional Services	$17,993	$17,534	$16,001
Certificates of Deposit Brokerage Agreement	Advertising	2,045	2,276	3,510
Cash Management Services Agreement	Clearing and execution costs	850	812	825
Referral and Strategic Alliance Agreement	Various	1,609	741	—

Total expenses		$22,497	$21,363	$20,336

The following table summarizes the classification and amount of receivables from and payables to TD and affiliates of TD on the Consolidated Balance Sheets resulting from related party transactions (dollars in thousands):

	September 30,
	2011	2010

Assets:
Receivable from brokers, dealers and clearing organizations	$206	$1,201
Receivable from affiliates	92,963	90,523
Liabilities:
Payable to brokers, dealers and clearing organizations	$87,771	$40,849
Payable to affiliates	3,912	3,244

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$93,469	$7,170	$931,324	$—	$1,031,963
Cash and investments segregated in compliance with federal regulations	—	—	2,519,249	—	2,519,249
Receivable from brokers, dealers and clearing organizations	—	—	834,469	—	834,469
Receivable from clients, net of allowance for doubtful accounts	—	—	8,059,410	—	8,059,410
Investments in subsidiaries	5,431,356	5,240,332	555,001	(11,226,689)	—
Receivable from affiliates	6,016	3,754	89,352	(6,159)	92,963
Goodwill	—	—	2,466,978	—	2,466,978
Acquired intangible assets	—	145,674	878,678	—	1,024,352
Other	148,759	5,773	973,137	(31,291)	1,096,378

Total assets	$5,679,600	$5,402,703	$17,307,598	$(11,264,139)	$17,125,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,709,572	$—	$1,709,572
Payable to clients	—	—	8,979,327	—	8,979,327
Accounts payable and accrued liabilities	226,883	—	364,574	(5,737)	585,720
Payable to affiliates	111	38	9,922	(6,159)	3,912
Long-term debt	1,336,789	—	—	—	1,336,789
Other	—	49,118	371,061	(25,554)	394,625

Total liabilities	1,563,783	49,156	11,434,456	(37,450)	13,009,945
Stockholders’ equity	4,115,817	5,353,547	5,873,142	(11,226,689)	4,115,817

Total liabilities and stockholders’ equity	$5,679,600	$5,402,703	$17,307,598	$(11,264,139)	$17,125,762

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2011
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

Net revenues	$17,339	$292	$2,762,534	$(17,506)	$2,762,659
Operating expenses	16,602	173	1,715,548	(17,506)	1,714,817

Operating income	737	119	1,046,986	—	1,047,842
Other expense (income)	33,395	—	(2,024)	—	31,371

Income (loss) before income taxes and equity in income of subsidiaries	(32,658)	119	1,049,010	—	1,016,471
Provision for (benefit from) income taxes	(13,643)	(560)	392,921	—	378,718

Income (loss) before equity in income of subsidiaries	(19,015)	679	656,089	—	637,753
Equity in income of subsidiaries	656,768	673,503	38,162	(1,368,433)	—

Net income	$637,753	$674,182	$694,251	$(1,368,433)	$637,753

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total

Net revenues	$16,227	$170	$2,560,518	$(16,224)	$2,560,691
Operating expenses	12,787	(2,763)	1,601,518	(16,224)	1,595,318

Operating income	3,440	2,933	959,000	—	965,373
Other expense	52,138	38	1,112	—	53,288

Income (loss) before income taxes and equity in income of subsidiaries	(48,698)	2,895	957,888	—	912,085
Provision for (benefit from) income taxes	(33,382)	(5,663)	358,942	—	319,897

Income (loss) before equity in income of subsidiaries	(15,316)	8,558	598,946	—	592,188
Equity in income of subsidiaries	607,504	596,197	10,272	(1,213,973)	—

Net income	$592,188	$604,755	$609,218	$(1,213,973)	$592,188

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2011
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total

Net cash provided by (used in) operating activities	$(45,223)	$202,112	$633,172	$790,061
Cash flows from investing activities:
Purchase of property and equipment	—	—	(152,889)	(152,889)
Other	—	—	(76)	(76)

Net cash used in investing activities	—	—	(152,965)	(152,965)

Cash flows from financing activities:
Purchase of treasury stock	(348,534)	—	—	(348,534)
Return of prepayment on structured stock repurchase	118,834	—	—	118,834
Payment of cash dividends	(114,212)	—	—	(114,212)
Other	12,255	—	(15,066)	(2,811)

Net cash used in financing activities	(331,657)	—	(15,066)	(346,723)

Intercompany investing and financing activities, net	403,316	(220,000)	(183,316)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	98	98

Net increase (decrease) in cash and cash equivalents	26,436	(17,888)	281,923	290,471
Cash and cash equivalents at beginning of year	67,033	25,058	649,401	741,492

Cash and cash equivalents at end of year	$93,469	$7,170	$931,324	$1,031,963

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total

Net cash provided by (used in) operating activities	$124,666	$(161,364)	$637,354	$600,656
Cash flows from investing activities:
Purchase of property and equipment	—	—	(86,698)	(86,698)
Cash and cash equivalents acquired in business combinations	—	—	86,423	86,423
Cash paid in business combinations	(225,447)	(41,266)	—	(266,713)
Proceeds from redemption of money market funds	667	177,206	139,142	317,015
Other	—	11,688	453	12,141

Net cash provided by (used in) investing activities	(224,780)	147,628	139,320	62,168

Cash flows from financing activities:
Principal payments on long-term debt	(37,500)	—	(74,000)	(111,500)
Purchase of treasury stock	(466,144)	—	—	(466,144)
Other	37,229	—	(5,002)	32,227

Net cash used in financing activities	(466,415)	—	(79,002)	(545,417)

Intercompany investing and financing activities, net	610,831	(48,195)	(562,636)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(331)	(331)

Net increase (decrease) in cash and cash equivalents	44,302	(61,931)	134,705	117,076
Cash and cash equivalents at beginning of year	989	171,010	502,136	674,135

Cash and cash equivalents at end of year	$45,291	$109,079	$636,841	$791,211

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)

(Dollars in thousands, except per share amounts)	For the Fiscal Year Ended September 30, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$656,190	$718,228	$684,782	$703,458
Operating income	$234,087	$282,916	$262,539	$268,300
Net income	$145,039	$171,668	$157,395	$163,651
Basic earnings per share	$0.25	$0.30	$0.28	$0.29
Diluted earnings per share	$0.25	$0.30	$0.27	$0.29

	For the Fiscal Year Ended September 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$624,618	$635,434	$691,804	$608,836
Operating income	$240,400	$227,465	$300,261	$197,245
Net income	$136,237	$162,552	$179,439	$113,959
Basic earnings per share	$0.23	$0.28	$0.31	$0.20
Diluted earnings per share	$0.23	$0.27	$0.30	$0.20

Quarterly amounts may not sum to fiscal year totals due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of September 30, 2011. In addition, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to the effectiveness and efficiency of operations and compliance with applicable laws and regulations as of September 30, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD Ameritrade Holding Corporation

We have audited TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD Ameritrade Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TD Ameritrade Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Ameritrade Holding Corporation as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 18, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Minneapolis, Minnesota
November 18, 2011

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

During August 2011, the Company completed the conversion of thinkorswim’s securities clearing brokerage operations from an outsourced clearing broker-dealer to the TD Ameritrade Clearing, Inc. platform. The discontinued use of the outsourced securities clearing brokerage operations represents a material change in internal control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2012 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2011 (the “Proxy Statement”).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2011, information about compensation plans under which equity securities of the Company are authorized for issuance:

Number of Securities
Remaining Available
for Future
Issuance Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,529,332	$8.48	20,075,251	(1)

(1)	The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the “LTIP”) and the 2006 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of

September 30, 2011, there were 14,119,551 shares and 1,175,313 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

The table above includes the following options assumed in connection with the Company’s acquisition of thinkorswim Group Inc. in fiscal 2009 and the Company’s merger with Datek Online Holdings Corp. in fiscal 2002:

	Number of Securities to	Weighted-Average
	be Issued Upon Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,
	Warrants and Rights	Warrants and Rights
Plan Category	(a)	(b)

Equity compensation plans approved by security holders	170,821	$21.99

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report

1.  Financial Statements

     See Item 8, “Financial Statements and Supplementary Data.”

2.  Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes.

3.  Exhibits

     See Item 15(b) below.

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)
3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
4.2	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)
4.3	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.2)
4.4	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.2)

Exhibit No.		Description

4.5		Form of 5.600% Senior Note due 2019 (included in Exhibit 4.2)
10	.1*	Form of Indemnification Agreement, dated as of May 30, 2006, between TD Ameritrade Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)
10	.2*	Chairman of the Board of Directors Term Sheet, effective as of June 1, 2011, between Joseph H. Moglia and TD Ameritrade Holding Corporation
10	.3*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.4*	Employment Agreement, as amended and restated, effective as of May 16, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.5*	Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10	.6*	Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)
10	.7*	Employment Agreement, as amended and restated, effective as of September 18, 2008, between John Bunch and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on February 5, 2010)
10	.8*	Executive Employment Term Sheet, dated as of January 14, 2009, between TD Ameritrade Holding Corporation and Peter J. Sidebottom (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 8, 2009)
10	.9*	Executive Employment Term Sheet, effective as of April 11, 2011, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2011)
10	.10*	Separation and Release of Claims Agreement, dated February 11, 2011, between David M. Kelley and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 6, 2011)
10	.11*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 18, 2011)
10	.12*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.13*	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)
10	.14*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 4, 2011)
10	.15*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)
10	.16*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.17*	Form of Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.18*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on February 4,2011)
10	.19*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)

Exhibit No.		Description

10	.20*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 18, 2011)
10	.21*	Datek Online Holdings Corp. 1998 Stock Option Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99481, filed on September 13, 2002)
10	.22*	First Amendment of Datek Online Holdings Corp. 1998 Stock Option Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.23*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)
10	.24*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10	.25*	thinkorswim Group Inc. Second Amended and Restated 2001 Stock Option Plan (incorporated by reference to Exhibit (a)(1)(F) to thinkorswim Group Inc.’s Form SC TO-I filed on April 17, 2009)
10	.26*	thinkorswim Group Inc. Amended and Restated 2004 Restricted Stock Plan (incorporated by reference to Annex A to the proxy statement filed by thinkorswim Group Inc. on April 24, 2008)
10	.27*	Telescan, Inc. Amended and Restated 1995 Stock Option Plan (incorporated by reference to Telescan, Inc.’s registration statement on Form S-8 filed on November 21, 2000)
10	.28*	Telescan, Inc. 2000 Stock Option Plan (incorporated by reference to Telescan, Inc.’s registration statement on Form S-8 filed on November 21, 2000)
10.29		Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)
10.30		Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.31		Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on November 13, 2009)
10.32		Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on November 19, 2010)
10.33		Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)
10.34		Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)
10.35		Credit Agreement, dated June 28, 2011, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 5, 2011)

Exhibit No.		Description

10.36		Credit Agreement, dated June 28, 2011, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 5, 2011)
10	.37†	Letter Agreement to effect a structured stock repurchase, dated as of August 20, 2010, between TD Ameritrade Holding Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on November 19, 2010)
10.38		Guaranteed Maximum Price Amendment between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., effective June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 13, 2011)
10.39		Construction agreement between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 13, 2011)
12		Statement Re: Computation of Ratio of Earnings to Fixed Charges
14		Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed February 4, 2011)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation
101	.LAB	XBRL Taxonomy Extension Label
101	.PRE	XBRL Taxonomy Extension Presentation
101	.DEF	XBRL Taxonomy Extension Definition

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

†	The Company has requested confidential treatment for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of November, 2011.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 18th day of November, 2011.

/s/ JOSEPH H. MOGLIA Joseph H. Moglia Chairman of the Board	/s/ MARK L. MITCHELL Mark L. Mitchell Director

/s/ W. EDMUND CLARK W. Edmund Clark Vice Chairman of the Board	/s/ WILBUR J. PREZZANO Wilbur J. Prezzano Director

/s/ MARSHALL A. COHEN Marshall A. Cohen Director	/s/ J. PETER RICKETTS J. Peter Ricketts Director

/s/ DAN W. COOK III Dan W. Cook III Director	/s/ TODD M. RICKETTS Todd M. Ricketts Director

/s/ WILLIAM H. HATANAKA William H. Hatanaka Director	/s/ ALLAN R. TESSLER Allan R. Tessler Director

/s/ KAREN E. MAIDMENT Karen E. Maidment Director