Form 10-Q
period 2011-12-31
TD AMERITRADE HOLDING CORP
filed 2012-02-08
CIK 1173431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-49992

TD Ameritrade Holding Corporation

(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4211 South 102nd Street, Omaha, Nebraska, 68127

(Address of principal executive offices) (Zip Code)

(402) 331-7856

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 30, 2012, there were 548,593,141 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

Part I - FINANCIAL INFORMATION

Item  1. – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

TD Ameritrade Holding Corporation

We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation (the Company) as of December 31, 2011, and the related condensed consolidated statements of income and cash flows for the three-month periods ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation as of September 30, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 18, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 7, 2012

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Columnar amounts in thousands)

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$918,262	$1,031,963
Cash and investments segregated in compliance with federal regulations (including reverse repurchase agreements of $3.5 billion at December 31, 2011 and $1.9 billion at September 30, 2011)	6,070,405	2,519,249
Receivable from brokers, dealers and clearing organizations	828,752	834,469
Receivable from clients, net	7,666,864	8,059,410
Receivable from affiliates	102,211	92,963
Other receivables, net	103,574	115,316
Securities owned, at fair value	376,036	446,609
Property and equipment, net	351,685	340,690
Goodwill	2,466,978	2,466,978
Acquired intangible assets, net	1,001,057	1,024,352
Deferred income taxes	3,560	4,642
Other assets	191,068	189,121

Total assets	$20,080,452	$17,125,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,599,388	$1,709,572
Payable to clients	12,082,431	8,979,327
Accounts payable and accrued liabilities	518,366	585,720
Payable to affiliates	3,479	3,912
Deferred revenue	39,187	42,230
Long-term debt	1,334,446	1,336,789
Capitalized lease obligations	8,834	10,784
Deferred income taxes	355,991	341,611

Total liabilities	15,942,122	13,009,945

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; December 31, 2011- 548,385,332 outstanding; September 30, 2011 - 554,285,716 outstanding	6,314	6,314
Additional paid-in capital	1,586,041	1,583,327
Retained earnings	3,764,768	3,645,846
Treasury stock, common, at cost - December 31, 2011 - 82,996,528 shares; September 30, 2011 - 77,096,144 shares	(1,219,121)	(1,119,969)
Deferred compensation	146	146
Accumulated other comprehensive income	182	153

Total stockholders’ equity	4,138,330	4,115,817

Total liabilities and stockholders’ equity	$20,080,452	$17,125,762

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2011	2010
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$273,383	$292,696

Asset-based revenues:
Interest revenue	110,754	116,820
Brokerage interest expense	(1,406)	(1,292)

Net interest revenue	109,348	115,528

Insured deposit account fees	205,042	178,471
Investment product fees	43,487	40,697

Total asset-based revenues	357,877	334,696
Other revenues	22,132	28,798

Net revenues	653,392	656,190

Operating expenses:
Employee compensation and benefits	172,766	162,406
Clearing and execution costs	20,041	23,799
Communications	28,134	26,914
Occupancy and equipment costs	37,853	35,191
Depreciation and amortization	16,986	16,136
Amortization of acquired intangible assets	23,295	24,591
Professional services	45,010	40,316
Advertising	56,628	74,583
Other	24,168	18,167

Total operating expenses	424,881	422,103

Operating income	228,511	234,087

Other expense:
Interest on borrowings	7,045	10,825

Pre-tax income	221,466	223,262
Provision for income taxes	69,506	78,223

Net income	$151,960	$145,039

Earnings per share - basic	$0.28	$0.25
Earnings per share - diluted	$0.27	$0.25

Weighted average shares outstanding - basic	549,746	575,485
Weighted average shares outstanding - diluted	555,292	581,243

Dividends declared per share	$0.06	$0.05

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$151,960	$145,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,986	16,136
Amortization of acquired intangible assets	23,295	24,591
Deferred income taxes	15,463	6,538
Loss on disposal of property	317	284
Stock-based compensation	10,048	8,781
Excess tax benefits on stock-based compensation	(7,707)	(4,634)
Other, net	(1,003)	60
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(3,551,156)	466,683
Receivable from brokers, dealers and clearing organizations	5,717	262,901
Receivable from clients, net	392,546	(924,003)
Receivable from/payable to affiliates, net	(9,568)	(7,018)
Other receivables, net	11,742	1,033
Securities owned	70,573	18,893
Other assets	(3,767)	(6,208)
Payable to brokers, dealers and clearing organizations	(110,184)	(136,505)
Payable to clients	3,103,104	201,173
Accounts payable and accrued liabilities	(59,766)	17,968
Deferred revenue	(3,043)	(6,483)

Net cash provided by operating activities	55,557	85,229

Cash flows from investing activities:
Purchase of property and equipment	(28,298)	(30,225)
Cash received in sale of business	—	5,228
Other	482	—

Net cash used in investing activities	(27,816)	(24,997)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended December 31,
	2011	2010
Cash flows from financing activities:
Principal payments on capital lease obligations	$(1,950)	$(1,945)
Proceeds from exercise of stock options; Three months ended December 31, 2011 - 73,168 shares; 2010 - 113,012 shares	359	718
Purchase of treasury stock; Three months ended December 31, 2011 - 7,179,271 shares; 2010 - 121,487 shares	(114,552)	(2,034)
Return of prepayment on structured stock repurchase	—	118,834
Payment of cash dividends	(33,038)	(28,680)
Excess tax benefits on stock-based compensation	7,707	4,634

Net cash provided by (used in) financing activities	(141,474)	91,527

Effect of exchange rate changes on cash and cash equivalents	32	132

Net increase (decrease) in cash and cash equivalents	(113,701)	151,891

Cash and cash equivalents at beginning of period	1,031,963	741,492

Cash and cash equivalents at end of period	$918,262	$893,383

Supplemental cash flow information:
Interest paid	$7,990	$18,402
Income taxes paid	$98,642	$54,003

Noncash financing activities:
Settlement of structured stock repurchase; 3,159,360 shares	$—	$50,366

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month Periods Ended December 31, 2011 and 2010

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2011.

Recently Issued Accounting Pronouncements

ASU 2011-04 — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Therefore, ASU 2011-04 will be effective for the Company’s fiscal quarter beginning January 1, 2012 (the Company’s second quarter of fiscal 2012). Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements.

ASU 2011-11 — In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either 1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or 2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods, and requires retrospective disclosures for comparative periods presented. Therefore, ASU 2011-11 will be effective for the Company’s fiscal year beginning October 1, 2013. Adoption of ASU 2011-11 is not expected to have a material impact on the Company’s financial statements.

2.	ACQUIRED INTANGIBLE ASSETS

The Company’s acquired intangible assets consist of the following as of December 31, 2011 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,227,592	$(434,985)	$792,607
Technology and content	99,161	(37,193)	61,968
Non-competition agreement	5,486	(4,678)	808
Trademark license	145,674	—	145,674

	$1,477,913	$(476,856)	$1,001,057

Estimated future amortization expense for acquired intangible assets outstanding as of December 31, 2011 is as follows (dollars in thousands):

Fiscal Year	Estimated Amortization Expense
2012 Remaining	$68,818
2013	90,845
2014	90,384
2015	89,654
2016	85,544
Thereafter (to 2025)	430,138

Total	$855,383

3.	CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	December 31,	September 30,
	2011	2011
Corporate	$401,443	$259,986
Broker-dealer subsidiaries	443,679	656,206
Trust company subsidiary	61,857	108,587
Investment advisory subsidiaries	11,283	7,184

Total	$918,262	$1,031,963

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

4.	INCOME TAXES

The Company’s effective income tax rate for the three months ended December 31, 2011 was 31.4%, compared to 35.0% for the three months ended December 31, 2010. The provision for income taxes for the three months ended December 31, 2011 was lower than normal due to $13.8 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the three months ended December 31, 2011 by approximately 2.5 cents per share. The provision for income taxes for the three months ended December 31, 2010 was lower than normal due to $4.9 million of favorable resolutions of state income tax matters and $1.4 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for the three months ended December 31, 2010 by approximately one cent per share.

5.	LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

December 31, 2011	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(78)	$2,946	$252,868
4.150% Senior Notes due 2014	500,000	(288)	29,882	529,594
5.600% Senior Notes due 2019	500,000	(545)	52,529	551,984

Total long-term debt	$1,250,000	$(911)	$85,357	$1,334,446

September 30, 2011	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(100)	$4,170	$254,070
4.150% Senior Notes due 2014	500,000	(313)	33,223	532,910
5.600% Senior Notes due 2019	500,000	(562)	50,371	549,809

Total long-term debt	$1,250,000	$(975)	$87,764	$1,336,789

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Interest Rate Swaps — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of December 31, 2011, the weighted-average effective interest rate on the Senior Notes was 2.17%.

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded in interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of the interest rate swaps and the hedged fixed-rate debt for the periods indicated (dollars in thousands):

	Three Months Ended December 31,
	2011	2010
Gain (loss) on fair value of interest rate swaps	$(2,407)	$(19,515)
Gain (loss) on fair value of hedged fixed-rate debt	2,407	19,515

Net gain (loss) recorded in interest on borrowings	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in thousands):

	December 31, 2011	September 30, 2011
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$85,357	$87,764

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of December 31, 2011, the interest rate swap counterparties for the Senior Notes had pledged $85.9 million of collateral to the Company in the form of cash. As of September 30, 2011, the interest rate swap counterparty for the 2012 Notes and 2014 Notes had pledged $50.1 million of collateral to the Company in the form of U.S. Treasury securities and the interest rate swap counterparty for the 2019 Notes had pledged $57.5 million of collateral in the form of cash. Collateral pledged to the Company in the form of cash is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	December 31, 2011			September 30, 2011
	Net Capital	Minimum Net Capital Required	Excess Net Capital	Net Capital	Minimum Net Capital Required	Excess Net Capital
TD Ameritrade Clearing, Inc.	$1,182,944	$178,544	$1,004,400	$1,263,535	$199,308	$1,064,227
TD Ameritrade, Inc.	276,307	1,000	275,307	374,907	1,000	373,907

Totals	$1,459,251	$179,544	$1,279,707	$1,638,442	$200,308	$1,438,134

TD Ameritrade Clearing, Inc. is a clearing broker-dealer and TD Ameritrade, Inc. is an introducing broker-dealer.

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $19.0 million and $18.6 million as of December 31, 2011 and September 30, 2011, respectively, which exceeded the required Tier 1 capital by $9.0 million and $8.6 million, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Reserve Fund Matters – During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund was not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients continue to hold shares in the Yield Plus Fund (now known as “Yield Plus Fund – In Liquidation”), which is being liquidated. On July 23, 2010, The Reserve announced that through that date it had distributed approximately 94.8% of the Yield Plus Fund assets as of September 15, 2008 and that the Yield Plus Fund had approximately $39.7 million in total remaining assets. The Reserve stated that the fund’s Board of Trustees has set aside almost the entire amount of the remaining assets to cover potential claims, fees and expenses. The Company estimates that TD Ameritrade, Inc. clients’ current positions held in the Reserve Yield Plus Fund amount to approximately 79% of the fund.

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

The Company transacts in reverse repurchase agreements (securities purchased under agreements to resell) in connection with its broker-dealer business. The Company’s policy is to take possession or control of securities with a market value in excess of the principal amount loaned, plus accrued interest, in order to collateralize resale agreements. The Company monitors the market value of the underlying securities that collateralize the related receivable on resale agreements on a daily basis and may require additional collateral when deemed appropriate.

As of December 31, 2011, client excess margin securities of approximately $10.6 billion and stock borrowings of approximately $0.5 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $1.6 billion and repledged approximately $1.3 billion of that collateral as of December 31, 2011.

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

FASB Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

•

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded funds, money market mutual funds, mutual funds and equity securities.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of December 31, 2011 and September 30, 2011 (dollars in thousands):

	As of December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$782,057	$—	$—	$782,057

Investments segregated in compliance with federal regulations:
U.S. government debt securities	—	1,864,385	—	1,864,385

Securities owned:
Auction rate securities	—	—	7,608	7,608
Money market and other mutual funds	2,610	—	1,098	3,708
Equity securities	793	281	—	1,074
U.S. government debt securities	—	361,892	—	361,892
Municipal debt securities	—	1,205	—	1,205
Corporate debt securities	—	470	—	470
Other debt securities	—	79	—	79

Subtotal - Securities owned	3,403	363,927	8,706	376,036

Other assets:
U.S. government debt securities	—	2,522	—	2,522
U.S. government agency debt securities	—	1,018	—	1,018
Interest rate swaps(1)	—	85,357	—	85,357

Subtotal - Other assets	—	88,897	—	88,897

Total assets at fair value	$785,460	$2,317,209	$8,706	$3,111,375

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$13,493	$80	$—	$13,573
Municipal debt securities	—	160	—	160
Corporate debt securities	—	9	—	9
Other debt securities	—	4	—	4

Total liabilities at fair value	$13,493	$253	$—	$13,746

(1)	See “Interest Rate Swaps” in Note 5 for details.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$949,804	$—	$—	$949,804

Securities owned:
Auction rate securities	—	—	19,609	19,609
Money market and other mutual funds	—	—	1,098	1,098
Equity securities	521	278	—	799
U.S. government debt securities	—	423,010	—	423,010
Municipal debt securities	—	972	—	972
Corporate debt securities	—	653	—	653
Other debt securities	—	468	—	468

Subtotal - Securities owned	521	425,381	20,707	446,609

Other assets:
U.S. government debt securities	—	2,528	—	2,528
U.S. government agency debt securities	—	1,029	—	1,029
Interest rate swaps (1)	—	87,764	—	87,764

Subtotal - Other assets	—	91,321	—	91,321

Total assets at fair value	$950,325	$516,702	$20,707	$1,487,734

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$4,600	$55	$—	$4,655
Municipal debt securities	—	178	—	178
Corporate debt securities	—	9	—	9

Total liabilities at fair value	$4,600	$242	$—	$4,842

(1)	See “Interest Rate Swaps” in Note 5 for details.

There were no transfers between any levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months ended December 31, 2011 and 2010 (dollars in thousands):

	Securities Owned
	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, September 30, 2011	$19,609	$1,098
Net losses included in earnings(1)	(121)	—
Sales	(1,555)	—
Settlements	(10,325)	—

Balance, December 31, 2011	$7,608	$1,098

(1)	Net losses on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and substantially all relate to assets held as of December 31, 2011.

	Securities Owned
	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, September 30, 2010	$209,288	$5,404
Net gains included in earnings(1)	379	—
Purchases, sales, issuances and settlements, net	(15,144)	(4,434)

Balance, December 31, 2010	$194,523	$970

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and do not relate to assets held as of December 31, 2010.

There were no nonfinancial assets or liabilities measured at fair value during the three months ended December 31, 2011 and 2010.

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

Fair Value of Senior Notes

As of December 31, 2011, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.330 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.334 billion. As of September 30, 2011, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.340 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.337 billion.

9.	EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended December 31,
	2011	2010
Net income	$151,960	$145,039

Weighted average shares outstanding - basic	549,746	575,485
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	5,546	5,758

Weighted average shares outstanding - diluted	555,292	581,243

Earnings per share - basic	$0.28	$0.25
Earnings per share - diluted	$0.27	$0.25

10.	COMPREHENSIVE INCOME

Comprehensive income is as follows for the periods indicated (dollars in thousands):

	Three Months Ended December 31,
	2011	2010
Net income	$151,960	$145,039
Other comprehensive income:
Net unrealized investment gain	2	—
Foreign currency translation adjustment	27	131

Total other comprehensive income	29	131

Comprehensive income	$151,989	$145,170

11.	RELATED PARTY TRANSACTIONS

Transactions with TD and Affiliates

As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.1% of the Company’s common stock as of December 31, 2011, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

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

The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. As of December 31, 2011, the IDA portfolio was comprised of approximately 1% component (a) investments, 91% component (b) investments and 8% component (c) investments.

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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in thousands):

		Revenues from TD and Affiliates
Description	Statement of Income Classification	Three months ended December 31,
		2011	2010
Insured Deposit Account Agreement	Insured deposit account fees	$205,042	$178,471
Mutual Fund Agreements	Investment product fees	1,137	3,622
Referral and Strategic Alliance Agreement	Various	1,380	787
Securities borrowing and lending, net	Net interest revenue	669	893
TD Waterhouse Canada Order Routing Agreement	Other revenues	665	606
TD Waterhouse UK Servicing Agreement	Commissions and transaction fees	107	109

Total revenues		$209,000	$184,488

		Expenses to TD and Affiliates
Description	Statement of Income Classification	Three months ended December 31,
		2011	2010
Canadian Call Center Services Agreement	Professional services	$4,220	$4,256
Certificates of Deposit Brokerage Agreement	Advertising	1,211	1,039
Cash Management Services Agreement	Clearing and execution costs	330	203
Referral and Strategic Alliance Agreement	Various	293	606

Total expenses		$6,054	$6,104

The following table summarizes the classification and amount of receivables from and payables to TD and affiliates of TD on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in thousands):

	December 31, 2011	September 30, 2011

Assets:
Receivable from brokers, dealers and clearing organizations	$440	$206
Receivable from affiliates	102,211	92,963

Liabilities:
Payable to brokers, dealers and clearing organizations	$70,706	$87,771
Payable to affiliates	3,479	3,912

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

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$206,874	$8,128	$703,260	$—	$918,262
Cash and investments segregated in compliance with federal regulations	—	—	6,070,405	—	6,070,405
Receivable from brokers, dealers and clearing organizations	—	—	828,752	—	828,752
Receivable from clients, net	—	—	7,666,864	—	7,666,864
Investments in subsidiaries	5,343,732	5,136,280	546,329	(11,026,341)	—
Receivable from affiliates	1,486	3,867	122,167	(25,309)	102,211
Goodwill	—	—	2,466,978	—	2,466,978
Acquired intangible assets, net	—	145,674	855,383	—	1,001,057
Other, net	135,481	5,661	911,986	(27,205)	1,025,923

Total assets	$5,687,573	$5,299,610	$20,172,124	$(11,078,855)	$20,080,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,599,388	$—	$1,599,388
Payable to clients	—	—	12,082,431	—	12,082,431
Accounts payable and accrued liabilities	191,005	—	332,986	(5,625)	518,366
Payable to affiliates	23,792	—	4,996	(25,309)	3,479
Long-term debt	1,334,446	—	—	—	1,334,446
Other	—	49,264	376,328	(21,580)	404,012

Total liabilities	1,549,243	49,264	14,396,129	(52,514)	15,942,122
Stockholders’ equity	4,138,330	5,250,346	5,775,995	(11,026,341)	4,138,330

Total liabilities and stockholders’ equity	$5,687,573	$5,299,610	$20,172,124	$(11,078,855)	$20,080,452

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$93,469	$7,170	$931,324	$—	$1,031,963
Cash and investments segregated in compliance with federal regulations	—	—	2,519,249	—	2,519,249
Receivable from brokers, dealers and clearing organizations	—	—	834,469	—	834,469
Receivable from clients, net	—	—	8,059,410	—	8,059,410
Investments in subsidiaries	5,431,356	5,240,332	555,001	(11,226,689)	—
Receivable from affiliates	6,016	3,754	89,352	(6,159)	92,963
Goodwill	—	—	2,466,978	—	2,466,978
Acquired intangible assets, net	—	145,674	878,678	—	1,024,352
Other, net	148,759	5,773	973,137	(31,291)	1,096,378

Total assets	$5,679,600	$5,402,703	$17,307,598	$(11,264,139)	$17,125,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,709,572	$—	$1,709,572
Payable to clients	—	—	8,979,327	—	8,979,327
Accounts payable and accrued liabilities	226,883	—	364,574	(5,737)	585,720
Payable to affiliates	111	38	9,922	(6,159)	3,912
Long-term debt	1,336,789	—	—	—	1,336,789
Other	—	49,118	371,061	(25,554)	394,625

Total liabilities	1,563,783	49,156	11,434,456	(37,450)	13,009,945
Stockholders’ equity	4,115,817	5,353,547	5,873,142	(11,226,689)	4,115,817

Total liabilities and stockholders’ equity	$5,679,600	$5,402,703	$17,307,598	$(11,264,139)	$17,125,762

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenues	$6,455	$—	$653,387	$(6,450)	$653,392
Operating expenses	5,978	2	425,351	(6,450)	424,881

Operating income (loss)	477	(2)	228,036	—	228,511
Other expense (income)	7,219	—	(174)	—	7,045

Income (loss) before income taxes and equity in income of subsidiaries	(6,742)	(2)	228,210	—	221,466
Provision for (benefit from) income taxes	(13,338)	(853)	83,697	—	69,506

Income before equity in income of subsidiaries	6,596	851	144,513	—	151,960
Equity in income of subsidiaries	145,364	145,948	8,309	(299,621)	—

Net income	$151,960	$146,799	$152,822	$(299,621)	$151,960

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED DECEMBER 31, 2010

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenues	$3,825	$62	$656,174	$(3,871)	$656,190
Operating expenses	3,613	63	422,298	(3,871)	422,103

Operating income (loss)	212	(1)	233,876	—	234,087
Other expense	10,748	—	77	—	10,825

Income (loss) before income taxes and equity in income of subsidiaries	(10,536)	(1)	233,799	—	223,262
Provision for (benefit from) income taxes	(7,058)	(316)	85,597	—	78,223

Income (loss) before equity in income of subsidiaries	(3,478)	315	148,202	—	145,039
Equity in income of subsidiaries	148,517	151,123	8,572	(308,212)	—

Net income	$145,039	$151,438	$156,774	$(308,212)	$145,039

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
Net cash provided by operating activities	$19,910	$958	$34,689	$55,557

Cash flows from investing activities:
Purchase of property and equipment	—	—	(28,298)	(28,298)
Other	—	—	482	482

Net cash used in investing activities	—	—	(27,816)	(27,816)

Cash flows from financing activities:
Purchase of treasury stock	(114,552)	—	—	(114,552)
Payment of cash dividends	(33,038)	—	—	(33,038)
Other, net	8,066	—	(1,950)	6,116

Net cash used in financing activities	(139,524)	—	(1,950)	(141,474)

Intercompany investing and financing activities, net	233,019	—	(233,019)	—

Effect of exchange rate changes on cash and cash equivalents	—	—	32	32

Net increase (decrease) in cash and cash equivalents	113,405	958	(228,064)	(113,701)

Cash and cash equivalents at beginning of period	93,469	7,170	931,324	1,031,963

Cash and cash equivalents at end of period	$206,874	$8,128	$703,260	$918,262

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2010

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
Net cash provided by (used in) operating activities	$(14,903)	$4,885	$95,247	$85,229

Cash flows from investing activities:
Purchase of property and equipment	—	—	(30,225)	(30,225)
Cash received in sale of business	—	—	5,228	5,228

Net cash used in investing activities	—	—	(24,997)	(24,997)

Cash flows from financing activities:
Purchase of treasury stock	(2,034)	—	—	(2,034)
Return of prepayment on structured stock repurchase	118,834	—	—	118,834
Payment of cash dividends	(28,680)	—	—	(28,680)
Other, net	5,352	—	(1,945)	3,407

Net cash provided by (used in) financing activities	93,472	—	(1,945)	91,527

Intercompany investing and financing activities, net	(20,000)	—	20,000	—

Effect of exchange rate changes on cash and cash equivalents	—	—	132	132

Net increase in cash and cash equivalents	58,569	4,885	88,437	151,891

Cash and cash equivalents at beginning of period	67,033	25,058	649,401	741,492

Cash and cash equivalents at end of period	$125,602	$29,943	$737,838	$893,383

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.

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

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2011, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.

We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; valuation of stock-based compensation; estimates of effective income tax rates, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2011.

Unless otherwise indicated, the terms “we,” “us,” “our” or “Company” in this report refer to TD Ameritrade Holding Corporation and its wholly-owned subsidiaries. The term “GAAP” refers to U.S. generally accepted accounting principles.

GLOSSARY OF TERMS

In discussing and analyzing our business, we utilize several metrics and other terms that are defined in a Glossary of Terms that is available on our website at www.amtd.com (in the “Investors” section under the heading “Financial Reports”) and is included in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended December 31,
	2011		2010
	$	% of Net Revenue	$	% of Net Revenue
EBITDA
EBITDA	$268,792	41.1%	$274,814	41.9%
Less:
Depreciation and amortization	(16,986)	(2.6%)	(16,136)	(2.5%)
Amortization of acquired intangible assets	(23,295)	(3.6%)	(24,591)	(3.7%)
Interest on borrowings	(7,045)	(1.1%)	(10,825)	(1.6%)
Provision for income taxes	(69,506)	(10.6%)	(78,223)	(11.9%)

Net income	$151,960	23.3%	$145,039	22.1%

Our EBITDA decreased 2% for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, due to a slight decrease in net revenues and a slight increase in operating expenses. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the three months ended December 31, 2011, asset-based revenues and transaction-based revenues accounted for 55% and 42% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended December 31,		Increase/ (Decrease)
	2011	2010
Avg. interest-earning assets (excluding conduit business)	$13,663	$12,972	$691
Avg. insured deposit account balances	58,755	44,735	14,020

Avg. spread-based balances	$72,418	$57,707	$14,711

Net interest revenue (excluding conduit business)	$109.3	$115.4	$(6.1)
Insured deposit account fee revenue	205.0	178.5	26.5

Spread-based revenue	$314.3	$293.9	$20.4

Avg. annualized yield - interest-earning assets (excluding conduit business)	3.13%	3.48%	(0.35%	)
Avg. annualized yield - insured deposit account fees	1.37%	1.56%	(0.19%	)
Net interest margin (NIM)	1.70%	1.99%	(0.29%	)

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Three months ended December 31,		Increase/ (Decrease)
	2011	2010
Segregated cash	$0.4	$1.1	$(0.7)
Client margin balances	85.1	92.8	(7.7)
Securities borrowing (excluding conduit business)	24.8	22.3	2.5
Other cash and interest-earning investments	0.4	0.4	—
Client credit balances	(0.5)	(0.5)	—
Securities lending (excluding conduit business)	(0.9)	(0.7)	(0.2)

Net interest revenue (excluding conduit business)	109.3	115.4	(6.1)

Securities borrowing - conduit business	0.1	0.2	(0.1)
Securities lending - conduit business	(0.1)	(0.1)	—

Net interest revenue	$109.3	$115.5	$(6.2)

	Average Balance Three months ended December 31,		% Change
	2011	2010
Segregated cash	$4,112	$3,266	26%
Client margin balances	7,727	8,121	(5%)
Securities borrowing (excluding conduit business)	387	532	(27%)
Other cash and interest-earning investments	1,437	1,053	36%

Interest-earning assets (excluding conduit business)	13,663	12,972	5%
Securities borrowing - conduit business	184	359	(49%)

Interest-earning assets	$13,847	$13,331	4%

Client credit balances	$8,833	$7,970	11%
Securities lending (excluding conduit business)	1,535	1,601	(4%)

Interest-bearing liabilities (excluding conduit business)	10,368	9,571	8%
Securities lending - conduit business	184	359	(49%)

Interest-bearing liabilities	$10,552	$9,930	6%

	Avg. Annualized Yield (Cost) Three months ended December 31,		Net Yield Increase/ (Decrease)
	2011	2010
Segregated cash	0.04%	0.13%	(0.09%)
Client margin balances	4.31%	4.47%	(0.16%)
Other cash and interest-earning investments	0.12%	0.15%	(0.03%)
Client credit balances	(0.02%)	(0.03%)	0.01%

Net interest revenue (excluding conduit business)	3.13%	3.48%	(0.35%)

Securities borrowing - conduit business	0.17%	0.28%	(0.11%)
Securities lending - conduit business	(0.08%)	(0.13%)	0.05%

Net interest revenue	3.09%	3.39%	(0.30%)

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Three months ended December 31,		Increase/ (Decrease)
	2011	2010
Money market mutual fund	$1.1	$3.6	$(2.5)
Other investment product fees	42.4	37.1	5.3

Total investment product fees	$43.5	$40.7	$2.8

	Average Balance Three months ended December 31,		% Change
	2011	2010
Money market mutual fund	$5,721	$8,837	(35%)
Other fee-based investment balances	72,201	63,908	13%

Total fee-based investment balances	$77,922	$72,745	7%

	Average Annualized Yield Three months ended December 31,		Increase/ (Decrease)
	2011	2010
Money market mutual fund	0.08%	0.16%	(0.08%)
Other investment product fees	0.23%	0.23%	0.00%
Total investment product fees	0.22%	0.22%	0.00%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended December 31,		% Change
	2011	2010
Total trades (in millions)	22.97	23.62	(3%)
Average commissions and transaction fees per trade (1)	$11.90	$12.39	(4%)
Average client trades per day	367,479	371,916	(1%)
Average client trades per funded account (annualized)	16.3	17.2	(5%)
Activity rate - funded accounts	6.5%	6.8%	(4%)
Trading days	62.5	63.5	(2%)

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended December 31,		% Change
	2011	2010
New accounts opened	140,000	164,000	(15%)

Funded accounts (beginning of period)	5,617,000	5,455,000	3%
Funded accounts (end of period)	5,645,000	5,491,000	3%
Percentage change during period	0%	1%

Client assets (beginning of period, in billions)	$378.7	$354.8	7%
Client assets (end of period, in billions)	$406.3	$386.4	5%
Percentage change during period	7%	9%

Net new assets (in billions)	$10.2	$9.7	5%

Net new assets annualized growth rate(1)	11%	11%

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data

The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended December 31,		% Change
	2011	2010
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$273.4	$292.7	(7%)

Asset-based revenues:
Interest revenue	110.8	116.8	(5%)
Brokerage interest expense	(1.4)	(1.3)	9%

Net interest revenue	109.3	115.5	(5%)

Insured deposit account fees	205.0	178.5	15%
Investment product fees	43.5	40.7	7%

Total asset-based revenues	357.9	334.7	7%

Other revenues	22.1	28.8	(23%)

Net revenues	653.4	656.2	(0%)

Operating expenses:
Employee compensation and benefits	172.8	162.4	6%
Clearing and execution costs	20.0	23.8	(16%)
Communications	28.1	26.9	5%
Occupancy and equipment costs	37.9	35.2	8%
Depreciation and amortization	17.0	16.1	5%
Amortization of acquired intangible assets	23.3	24.6	(5%)
Professional services	45.0	40.3	12%
Advertising	56.6	74.6	(24%)
Other	24.2	18.2	33%

Total operating expenses	424.9	422.1	1%

Operating income	228.5	234.1	(2%)

Other expense:
Interest on borrowings	7.0	10.8	(35%)

Pre-tax income	221.5	223.3	(1%)
Provision for income taxes	69.5	78.2	(11%)

Net income	$152.0	$145.0	5%

Other information:
Effective income tax rate	31.4%	35.0%
Average debt outstanding	$1,259.1	$1,273.2	(1%)
Average interest rate incurred on borrowings	2.07%	3.09%

Note: Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Condensed Consolidated Statements of Income amounts.

Three-Month Periods Ended December 31, 2011 and 2010

Net Revenues

Commissions and transaction fees decreased 7% to $273.4 million, primarily due to lower average commissions and transaction fees per trade and decreased client trading activity. Average commissions and transaction fees per trade decreased to $11.90 per trade for the first quarter of fiscal 2012 from $12.39 for the first quarter of fiscal 2011, primarily due to (1) decreased trading activity from our long-term investor clients, while our active trader clients, many of whom have negotiated rates, continued to trade, (2) lower average contracts per trade on option trades and (3) increased futures and foreign exchange trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate payment for order flow revenue. Total trades decreased 3%, as average client trades per day decreased 1% to 367,479 for the first quarter of fiscal 2012 compared to 371,916 for the first quarter of fiscal 2011, and there was one less trading day during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Average client trades per funded account (annualized) were 16.3 for the first quarter of fiscal 2012 compared to 17.2 for the first quarter of fiscal 2011.

Net interest revenue decreased 5% to $109.3 million, due primarily to a 5% decrease in average client margin balances, a decrease of 16 basis points in the average yield earned on client margin balances and a decrease of 9 basis points in the average yield earned on segregated cash, partially offset by a $2.2 million increase in net interest revenue from our securities borrowing/lending program for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Insured deposit account fees increased 15% to $205.0 million, due primarily to a 31% increase in average client insured deposit account balances, partially offset by a decrease of 19 basis points in the average yield earned on the insured deposit account assets during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was moved to client credit balances and is expected to be moved to insured deposit accounts later in fiscal 2012. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances.

Investment product fees increased 7% to $43.5 million, primarily due to a 13% increase in average other fee-based investment balances, partially offset by a 35% decrease in average client money market mutual fund balances and a decrease of 8 basis points in the average yield earned on client money market mutual fund balances in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above.

Other revenues decreased 23% to $22.1 million, due primarily to lower client education revenue for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 and lower software fee revenue related to a legacy thinkorswim product that was discontinued in fiscal 2011.

Operating Expenses

Employee compensation and benefits expense increased 6% to $172.8 million, primarily due to severance costs of approximately $6.9 million related to staff reductions during the first quarter of fiscal 2012 and higher average headcount during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The average number of full-time equivalent employees was 5,494 for the first quarter of fiscal 2012 compared to 5,257 for the first quarter of fiscal 2011.

Clearing and execution costs decreased 16% to $20.0 million primarily due to a decrease in outsourced clearing fees for our thinkorswim business during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. We completed the thinkorswim clearing conversion during the fourth quarter of fiscal 2011.

Occupancy and equipment costs increased 8% to $37.9 million primarily due to upgrades to our technology infrastructure and facilities.

Professional services increased 12% to $45.0 million, primarily due to higher usage of consulting and contract services during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 in connection with new product development and technology infrastructure upgrades.

Advertising expense decreased 24% to $56.6 million, primarily due to the timing of more advertising campaigns during the first quarter of fiscal 2011 compared to first quarter of fiscal 2012. Our most recent major advertising campaign was launched in January, after the end of the first quarter of fiscal 2012. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Other operating expenses increased 33% to $24.2 million, primarily due to higher bad debt and other client-related trading losses in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Other Expenses and Income Taxes

Interest on borrowings decreased 35% to $7.0 million, due primarily to lower average interest rates incurred on our debt during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The average interest rate incurred on our debt was 2.07% for the first quarter of fiscal 2012, compared to 3.09% for the first quarter of fiscal 2011. The lower average interest rate incurred on our debt during the first quarter of fiscal 2012 was primarily due to the effect of the fixed-for-variable interest rate swap on our $500 million 5.600% Senior Notes due 2019 entered into on January 7, 2011. We incur variable interest under this interest rate swap at a rate equal to three-month LIBOR plus 2.3745%, or approximately 2.90% as of December 31, 2012.

Our effective income tax rate was 31.4% for the first quarter of fiscal 2012, compared to 35.0% for the first quarter of fiscal 2011. The effective tax rate for the first quarter of fiscal 2012 was lower than normal due to $13.8 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the three months ended December 31, 2011 by approximately 2.5 cents per share. The effective tax rate for the first quarter of fiscal 2011 was lower than normal due to $4.9 million of favorable resolutions of state income tax matters and $1.4 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for the three months ended December 31, 2010 by approximately one cent per share. We expect our effective income tax rate to approximate 38% for the remainder of fiscal 2012. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2012 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2012 primarily from our earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.

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

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in thousands):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	Dec. 31, 2011	Sept. 30, 2011	Change	Dec. 31, 2011	Sept. 30, 2011	Change

Cash and cash equivalents	$918,262	$1,031,963	$(113,701)	$918,262	$1,031,963	$(113,701)
Less: Broker-dealer cash and cash equivalents	(443,679)	(656,206)	212,527	(443,679)	(656,206)	212,527
Trust company cash and cash equivalents	(61,857)	(108,587)	46,730	(61,857)	(108,587)	46,730
Investment advisory cash and cash equivalents	(11,283)	(7,184)	(4,099)	(11,283)	(7,184)	(4,099)

Corporate cash and cash equivalents	401,443	259,986	141,457	401,443	259,986	141,457
Plus: Excess trust company Tier 1 capital	—	—	—	9,025	8,555	470
Excess broker-dealer regulatory net capital	516,532	591,902	(75,370)	1,011,692	1,138,972	(127,280)

Liquid assets	$917,975	$851,888	$66,087	$1,422,160	$1,407,513	$14,647

The increase in liquid assets is summarized as follows (dollars in thousands):

		Liquid Assets
		Management Target	Regulatory Threshold
Liquid assets as of September 30, 2011		$851,888	$1,407,513

Plus:	EBITDA(1)	268,792	268,792
	Proceeds from exercise of stock options	359	359
	Other investing activities	482	482
	Reduction in net capital requirement due to decrease in aggregate debits	103,821	51,911

Less:	Income taxes paid	(98,642)	(98,642)
	Interest paid	(7,990)	(7,990)
	Purchase of property and equipment	(28,298)	(28,298)
	Purchase of treasury stock	(114,552)	(114,552)
	Principal payments on capital lease obligations	(1,950)	(1,950)
	Payment of cash dividends	(33,038)	(33,038)
	Other changes in working capital and regulatory net capital	(22,897)	(22,427)

Liquid assets as of December 31, 2011		$917,975	$1,422,160

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Stock Repurchase Programs

On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first quarter of fiscal 2012, we completed the August 5, 2010 stock repurchase authorization by repurchasing the remaining 6.7 million shares at a weighted average purchase price of $15.91 per share. From the inception of the stock repurchase authorization through December 31, 2011, we repurchased a total of 30 million shares at a weighted average purchase price of $16.73 per share.

On October 20, 2011, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. We did not make any repurchases under the October 20, 2011 stock repurchase authorization during the first quarter of fiscal 2012.

Cash Dividends

Our board of directors declared a $0.06 per share quarterly cash dividend on our common stock during each of the first and second quarters of fiscal 2012. On November 15, 2011, we paid $33.0 million to fund the first quarter dividend and we expect to pay approximately $33 million on February 15, 2012 to fund the second quarter dividend.

CONTRACTUAL OBLIGATIONS

The following item constitutes a material change in our contractual obligations outside the ordinary course of business since September 30, 2011:

Effective November 28, 2011, TD Ameritrade Services Company, Inc., one of our wholly-owned subsidiaries, entered into a Guaranteed Maximum Price Amendment to its construction agreement with Kiewit Building Group, Inc., dated December 1, 2009, to construct our Omaha campus. Under the amendment, the guaranteed maximum price to be paid by the Company increased by $55 million to $197 million to incorporate the interior construction. Completion of the work to be performed under the construction agreement is expected by June 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 11 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (31% of our net revenues for the quarter ended December 31, 2011) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

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

Market-related Credit Risk

Two primary sources of credit risk inherent in our business are 1) client credit risk related to client margin lending and leverage and 2) counterparty credit risk related to securities lending and borrowing. We manage risk on client margin lending and leverage by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. The risks associated with margin lending and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation.

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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2011 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $87 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $37 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. – Legal Proceedings

Reserve Fund Matters – During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund was not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients continue to hold shares in the Yield Plus Fund (now known as “Yield Plus Fund – In Liquidation”), which is being liquidated. On July 23, 2010, The Reserve announced that through that date it had distributed approximately 94.8% of the Yield Plus Fund assets as of September 15, 2008 and that the Yield Plus Fund had approximately $39.7 million in total remaining assets. The Reserve stated that the fund’s Board of Trustees has set aside almost the entire amount of the remaining assets to cover potential claims, fees and expenses. The Company estimates that TD Ameritrade, Inc. clients’ current positions held in the Reserve Yield Plus Fund amount to approximately 79% of the fund.

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

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A - “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1, 2011 - October 31, 2011	4,640,787	$15.62	4,441,781	32,302,868
November 1, 2011 - November 30, 2011	2,444,295	$16.59	2,302,868	30,000,000
December 1, 2011 - December 31, 2011	94,189	$16.01	—	30,000,000

Total - Three months ended December 31, 2011	7,179,271	$15.96	6,744,649	30,000,000

On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on August 9, 2010 in our quarterly report on Form 10-Q. During the first quarter of fiscal 2012, the remaining shares authorized under the August 5, 2010 stock repurchase authorization were repurchased and the program was completed.

On October 20, 2011, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K.

During the quarter ended December 31, 2011, 434,622 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6. – Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.1)

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1	Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011

10.2	Guaranteed Maximum Price Amendment between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., effective November 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 2, 2011)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2012

TD Ameritrade Holding Corporation
(Registrant)

	By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)