Form 10-Q
period 2012-03-31
TD AMERITRADE HOLDING CORP
filed 2012-05-07
CIK 1173431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                     to

Commission file number: 1-35509

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

As of April 30, 2012, there were 548,336,151 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. — Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

TD Ameritrade Holding Corporation

We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2012, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 18, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

        /s/ ERNST & YOUNG LLP

Chicago, Illinois

May 7, 2012

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Columnar amounts in thousands)

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,026,478	$1,031,963
Short-term investments	53,897	3,557
Cash and investments segregated in compliance with federal regulations (including reverse repurchase agreements of $3.7 billion at March 31, 2012 and $1.9 billion at September 30, 2011)	5,475,006	2,519,249
Receivable from brokers, dealers and clearing organizations	1,375,053	834,469
Receivable from clients, net	8,576,935	8,059,410
Receivable from affiliates	83,362	92,963
Other receivables, net	117,934	115,316
Securities owned, at fair value	374,538	446,609
Property and equipment at cost, net	375,323	340,690
Goodwill	2,466,976	2,466,978
Acquired intangible assets, net	978,015	1,024,352
Deferred income taxes	3,543	4,642
Other assets	171,579	185,564

Total assets	$21,078,639	$17,125,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,345,353	$1,709,572
Payable to clients	12,162,853	8,979,327
Accounts payable and accrued liabilities	583,626	585,720
Payable to affiliates	3,882	3,912
Deferred revenue	37,429	42,230
Long-term debt	1,326,680	1,336,789
Capitalized lease obligations	8,834	10,784
Deferred income taxes	362,904	341,611

Total liabilities	16,831,561	13,009,945

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631,381,860 shares issued; March 31, 2012 - 548,945,607 outstanding; September 30, 2011 - 554,285,716 outstanding	6,314	6,314
Additional paid-in capital	1,588,478	1,583,327
Retained earnings	3,868,551	3,645,846
Treasury stock, common, at cost—March 31, 2012 - 82,436,253 shares; September 30, 2011 - 77,096,144 shares	(1,216,605)	(1,119,969)
Deferred compensation	141	146
Accumulated other comprehensive income	199	153

Total stockholders’ equity	4,247,078	4,115,817

Total liabilities and stockholders’ equity	$21,078,639	$17,125,762

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$292,054	$338,320	$565,437	$631,016

Asset-based revenues:
Interest revenue	108,139	122,804	218,894	239,624
Brokerage interest expense	(1,445)	(1,237)	(2,852)	(2,528)

Net interest revenue	106,694	121,567	216,042	237,096

Insured deposit account fees	209,209	187,471	414,251	365,942
Investment product fees	46,232	40,440	89,719	81,137

Total asset-based revenues	362,135	349,478	720,012	684,175

Other revenues	18,953	30,430	41,084	59,228

Net revenues	673,142	718,228	1,326,533	1,374,419

Operating expenses:
Employee compensation and benefits	174,222	169,662	346,987	332,069
Clearing and execution costs	24,132	25,119	44,173	48,918
Communications	26,727	27,811	54,862	54,725
Occupancy and equipment costs	37,122	33,153	74,975	68,344
Depreciation and amortization	17,696	16,579	34,682	32,715
Amortization of acquired intangible assets	23,042	24,073	46,337	48,664
Professional services	44,175	40,059	89,185	80,376
Advertising	83,543	81,400	140,171	155,983
Other	23,361	17,456	47,529	35,623

Total operating expenses	454,020	435,312	878,901	857,417

Operating income	219,122	282,916	447,632	517,002

Other expense:

Interest on borrowings	7,274	7,486	14,318	18,310

Pre-tax income	211,848	275,430	433,314	498,692
Provision for income taxes	75,150	103,762	144,656	181,985

Net income	$136,698	$171,668	$288,658	$316,707

Earnings per share—basic	$0.25	$0.30	$0.53	$0.55
Earnings per share—diluted	$0.25	$0.30	$0.52	$0.55

Weighted average shares outstanding—basic	548,578	573,305	549,165	574,407
Weighted average shares outstanding—diluted	554,366	579,459	554,832	580,360

Dividends declared per share	$0.06	$0.05	$0.12	$0.10

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share amounts)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$288,658	$316,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,682	32,715
Amortization of acquired intangible assets	46,337	48,664
Deferred income taxes	22,392	4,963
Loss on disposal of property	7,358	1,929
Stock-based compensation	18,306	15,730
Excess tax benefits on stock-based compensation	(15,513)	(8,866)
Other, net	(1,672)	121
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(2,955,757)	994,026
Receivable from brokers, dealers and clearing organizations	(540,584)	158,010
Receivable from clients, net	(517,525)	(1,952,566)
Receivable from/payable to affiliates, net	9,787	(1,718)
Other receivables, net	(2,618)	(17,375)
Securities owned	72,071	104,354
Other assets	4,805	(10,614)
Payable to brokers, dealers and clearing organizations	635,781	182,020
Payable to clients	3,183,526	400,016
Accounts payable and accrued liabilities	13,200	129,251
Deferred revenue	(4,801)	(13,249)

Net cash provided by operating activities	298,433	384,118

Cash flows from investing activities:
Purchase of property and equipment	(76,671)	(69,415)
Cash received in sale of business	—	5,228
Purchase of short-term investments	(50,449)	—
Other, net	854	544

Net cash used in investing activities	(126,266)	(63,643)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(In thousands, except share amounts)

	Six Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Principal payments on long-term debt	$—	$(4,262)
Principal payments on capital lease obligations	(1,950)	(3,363)
Proceeds from exercise of stock options; Six months ended March 31, 2012 - 1,239,425 shares; 2011 - 574,958 shares	4,952	2,833
Purchase of treasury stock; Six months ended March 31, 2012 - 8,015,813 shares; 2011 - 2,241,887 shares	(130,261)	(46,512)
Return of prepayment on structured stock repurchase	—	118,834
Payment of cash dividends	(65,953)	(57,368)
Excess tax benefits on stock-based compensation	15,513	8,866

Net cash provided by (used in) financing activities	(177,699)	19,028

Effect of exchange rate changes on cash and cash equivalents	47	143

Net increase (decrease) in cash and cash equivalents	(5,485)	339,646

Cash and cash equivalents at beginning of period	1,031,963	741,492

Cash and cash equivalents at end of period	$1,026,478	$1,081,138

Supplemental cash flow information:
Interest paid	$16,646	$24,725
Income taxes paid	$99,506	$54,974

Noncash financing activities:
Settlement of structured stock repurchase; 3,159,360 shares	$—	$50,366

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month and Six-Month Periods Ended March 31, 2012 and 2011

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

Recently Adopted Accounting Pronouncements

ASU 2011-04 — On January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent of the Financial Accounting Standards Board (“FASB”) about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

ASU 2011-11 — In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in ASU 2011-11 will enhance disclosures by requiring improved information about financial and derivative instruments that are either (1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods, and requires retrospective disclosures for comparative periods presented. Therefore, ASU 2011-11 will be effective for the Company’s fiscal year beginning October 1, 2013. Adoption of ASU 2011-11 is not expected to have a material impact on the Company’s financial statements.

2. CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	March 31,	September 30,
	2012	2011
Corporate	$425,989	$259,986
Broker-dealer subsidiaries	507,740	656,206
Trust company subsidiary	74,881	108,587
Investment advisory subsidiaries	17,868	7,184

Total	$1,026,478	$1,031,963

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

3. INCOME TAXES

The Company’s effective income tax rate for the six months ended March 31, 2012 was 33.4%, compared to 36.5% for the six months ended March 31, 2011. The provision for income taxes for the six months ended March 31, 2012 was significantly lower than normal primarily due to $18.5 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the six months ended March 31, 2012 by approximately three cents per share. The provision for income taxes for the six months ended March 31, 2011 was somewhat lower than normal due to $5.4 million of favorable resolutions of state income tax matters and $1.4 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for the six months ended March 31, 2011 by approximately one cent per share.

4. LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

	Face	Unamortized	Fair Value	Net Carrying
March 31, 2012	Value	Discount	Adjustment (1)	Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(57)	$2,442	$252,385
4.150% Senior Notes due 2014	500,000	(263)	28,985	528,722
5.600% Senior Notes due 2019	500,000	(528)	46,101	545,573

Total long-term debt	$1,250,000	$(848)	$77,528	$1,326,680

September 30, 2011	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(100)	$4,170	$254,070
4.150% Senior Notes due 2014	500,000	(313)	33,223	532,910
5.600% Senior Notes due 2019	500,000	(562)	50,371	549,809

Total long-term debt	$1,250,000	$(975)	$87,764	$1,336,789

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Interest Rate Swaps – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of March 31, 2012, the weighted-average effective interest rate on the Senior Notes was 2.13%.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Gain (loss) on fair value of interest rate swaps	$(7,829)	$492	$(10,236)	$(19,023)
Gain (loss) on fair value of hedged fixed-rate debt	7,829	(492)	10,236	19,023

Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in thousands):

	March 31,	September 30,
	2012	2011
Derivatives recorded under the caption “Other assets”:
Interest rate swap assets	$77,528	$87,764

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of March 31, 2012, the interest rate swap counterparties for the Senior Notes had pledged $96.3 million of collateral to the Company in the form of cash. As of September 30, 2011, the interest rate swap counterparty for the 2012 Notes and 2014 Notes had pledged $50.1 million of collateral to the Company in the form of U.S. Treasury securities and the interest rate swap counterparty for the 2019 Notes had pledged $57.5 million of collateral in the form of cash. Collateral pledged to the Company in the form of cash is included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

5. CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), which requires the maintenance of minimum net capital, as defined. In addition, the Company’s introducing broker-dealer subsidiary (TD Ameritrade, Inc.) is registered with the Commodity Futures Trading Commission (“CFTC”) as a non-clearing futures commission merchant and is subject to CFTC Regulation 1.17 under the Commodity Exchange Act, which requires the maintenance of minimum net capital, as defined. Net capital is calculated for each broker-dealer subsidiary individually. Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following table (dollars in thousands):

	March 31, 2012			September 30, 2011
		Minimum			Minimum
		Net Capital	Excess		Net Capital	Excess
	Net Capital	Required	Net Capital	Net Capital	Required	Net Capital
TD Ameritrade Clearing, Inc.	$1,199,299	$205,541	$993,758	$1,263,535	$199,308	$1,064,227
TD Ameritrade, Inc.	319,566	5,524	314,042	374,907	1,000	373,907

Totals	$1,518,865	$211,065	$1,307,800	$1,638,442	$200,308	$1,438,134

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which requires TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $19.4 million and $18.6 million as of March 31, 2012 and September 30, 2011, respectively, which exceeded the required Tier 1 capital by $9.4 million and $8.6 million, respectively.

6. COMMITMENTS AND CONTINGENCIES

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

TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the SEC and other regulatory authorities regarding TD Ameritrade, Inc.’s offering of the Yield Plus Fund to clients. TD Ameritrade, Inc. is cooperating with the investigations and requests. On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to the entry of an “Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions” (“Order”). In the Order, the SEC found that TD Ameritrade, Inc. failed reasonably to supervise its registered representatives with a view to preventing their violations of Section 17(a)(2) of the Securities Act of 1933 in connection with their offer and sale of the Yield Plus Fund. TD Ameritrade, Inc. did not admit or deny any of the findings in the Order, and no fine was imposed. Under the settlement agreement, TD Ameritrade, Inc. agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

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

As of March 31, 2012, client excess margin securities of approximately $11.9 billion and stock borrowings of approximately $1.1 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.3 billion and repledged approximately $1.4 billion of that collateral as of March 31, 2012.

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

The Company clears its clients’ futures transactions on an omnibus account basis through an external clearing firm. The Company has agreed to indemnify the external clearing firm for any loss that they may incur for the client transactions introduced to them by the Company.

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

•

Level 2— Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active and inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive financial instruments.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011 (dollars in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$910,290	$—	$—	$910,290

Short-term investments:
U.S. government debt securities	—	52,891	—	52,891
U.S. government agency debt securities	—	1,006	—	1,006

Subtotal - Short-term investments	—	53,897	—	53,897

Investments segregated in compliance with federal regulations:
U.S. government debt securities	—	1,249,416	—	1,249,416

Securities owned:
Auction rate securities	—	—	7,379	7,379
Money market and other mutual funds	—	—	1,099	1,099
Equity securities	557	272	—	829
U.S. government debt securities	—	362,494	—	362,494
Municipal debt securities	—	1,005	—	1,005
Corporate debt securities	—	747	—	747
Other debt securities	—	985	—	985

Subtotal - Securities owned	557	365,503	8,478	374,538

Other assets:
Interest rate swaps(1)	—	77,528	—	77,528

Total assets at fair value	$910,847	$1,746,344	$8,478	$2,665,669

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$2,971	$63	$—	$3,034
Municipal debt securities	—	149	—	149
Corporate debt securities	—	10	—	10

Total liabilities at fair value	$2,971	$222	$—	$3,193

(1)	See “Interest Rate Swaps” in Note 4 for details.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$949,804	$—	$—	$949,804

Short-term investments:
U.S. government debt securities	—	2,528	—	2,528
U.S. government agency debt securities	—	1,029	—	1,029

Subtotal - Short-term investments	—	3,557	—	3,557

Securities owned:
Auction rate securities	—	—	19,609	19,609
Money market and other mutual funds	—	—	1,098	1,098
Equity securities	521	278	—	799
U.S. government debt securities	—	423,010	—	423,010
Municipal debt securities	—	972	—	972
Corporate debt securities	—	653	—	653
Other debt securities	—	468	—	468

Subtotal - Securities owned	521	425,381	20,707	446,609

Other assets:
Interest rate swaps (1)	—	87,764	—	87,764

Total assets at fair value	$950,325	$516,702	$20,707	$1,487,734

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$4,600	$55	$—	$4,655
Municipal debt securities	—	178	—	178
Corporate debt securities	—	9	—	9

Total liabilities at fair value	$4,600	$242	$—	$4,842

(1)	See “Interest Rate Swaps” in Note 4 for details.

There were no transfers between any levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets and liabilities measured on a recurring basis for the three months and six months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012
	Securities Owned
	Auction Rate	Money Market and
	Securities	Other Mutual Funds
Balance, December 31, 2011	$7,608	$1,098
Net losses included in earnings(1)	(44)	—
Purchases	440	1
Settlements	(625)	—

Balance, March 31, 2012	$7,379	$1,099

(1)	Net losses on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and substantially all relate to assets held as of March 31, 2012.

	Six Months Ended March 31, 2012
	Securities Owned
	Auction Rate	Money Market and
	Securities	Other Mutual Funds
Balance, September 30, 2011	$19,609	$1,098
Net losses included in earnings(1)	(165)	—
Purchases	440	1
Sales	(1,555)	—
Settlements	(10,950)	—

Balance, March 31, 2012	$7,379	$1,099

(1)	Net losses on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and substantially all relate to assets held as of March 31, 2012.

	Three Months Ended March 31, 2011
	Securities Owned
	Auction Rate	Money Market and
	Securities	Other Mutual Funds
Balance, December 31, 2010	$194,523	$970
Net gains included in earnings(1)	2,592	—
Purchases, sales, issuances and settlements, net	(87,730)	56

Balance, March 31, 2011	$109,385	$1,026

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and $0.8 million of the net gains relate to assets held as of March 31, 2011.

	Six Months Ended March 31, 2011
	Securities Owned
	Auction Rate	Money Market and
	Securities	Other Mutual Funds
Balance, September 30, 2010	$209,288	$5,404
Net gains included in earnings(1)	2,971	—
Purchases, sales, issuances and settlements, net	(102,874)	(4,378)

Balance, March 31, 2011	$109,385	$1,026

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income and $0.8 million of the net gains relate to assets held as of March 31, 2011.

There were no nonfinancial assets or liabilities measured at fair value during the three months and six months ended March 31, 2012 and 2011.

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

Level 2 Measurements:

Debt Securities – The primary inputs to the valuation include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.

Interest Rate Swaps – These derivatives are valued using a model that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation model is widely accepted in the financial services industry and does not involve significant judgment because most of the inputs are observable in the marketplace.

Level 3 Measurements:

Money Market and Other Mutual Funds – The fair value of positions in money market and other mutual funds managed by The Reserve is estimated by management based on the underlying portfolio holdings data published by The Reserve.

Auction Rate Securities (“ARS”) – ARS are long-term variable rate securities tied to short-term interest rates that are reset through a “Dutch auction” process, which generally occurs every seven to 35 days. Holders of ARS were previously able to liquidate their holdings to prospective buyers by participating in the auctions. During fiscal 2008, the Dutch auction process failed and holders were no longer able to liquidate their holdings through the auction process. The fair value of Company ARS holdings is primarily estimated based on an internal pricing model. The pricing model takes into consideration the characteristics of the underlying securities, as well as multiple inputs, including counterparty credit quality, expected timing of redemptions and an estimated yield premium that a market participant would require over otherwise comparable securities to compensate for the illiquidity of the ARS. These inputs require significant management judgment.

The following table summarizes quantitative information about Level 3 unobservable inputs:

Asset	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities	Discounted	Constant prepayment rate (Annual)	15% - 20%	18%
	cash flow	Yield premium for illiquidity	2%	2%

Fair Value of Financial Instruments Not Recorded at Fair Value

Cash and investments segregated in compliance with federal regulations include reverse repurchase agreements (securities purchased under agreements to resell). Reverse repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company’s reverse repurchase agreements generally have a maturity of seven days and are collateralized by U.S. Treasury securities in amounts exceeding the carrying value of the resale agreements. Accordingly, the carrying value approximates fair value (categorized as Level 2 of the fair value hierarchy).

Senior Notes – As of March 31, 2012, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.341 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.327 billion. As of September 30, 2011, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.340 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.337 billion.

8. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$136,698	$171,668	$288,658	$316,707

Weighted average shares outstanding—basic	548,578	573,305	549,165	574,407
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	5,788	6,154	5,667	5,953

Weighted average shares outstanding—diluted	554,366	579,459	554,832	580,360

Earnings per share—basic	$0.25	$0.30	$0.53	$0.55
Earnings per share—diluted	$0.25	$0.30	$0.52	$0.55

9. COMPREHENSIVE INCOME

Comprehensive income is as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$136,698	$171,668	$288,658	$316,707
Other comprehensive income:
Net unrealized investment gains	2	1	4	1
Foreign currency translation adjustment	15	9	42	140

Total other comprehensive income	17	10	46	141

Comprehensive income	$136,715	$171,678	$288,704	$316,848

10. RELATED PARTY TRANSACTIONS

Transactions with TD and Affiliates

As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.1% of the Company’s common stock as of March 31, 2012, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

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

The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. The agreement provides that the fee earned on the IDA agreement is calculated based on three primary components: (a) the actual yield earned on investments in place as of July 1, 2008, which were primarily fixed-income securities backed by Canadian government guarantees, (b) the yield on other fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (c) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the other fixed-rate investments (component (b) above) in the IDA portfolio, subject to the approval of the Depository Institutions. As of March 31, 2012, the IDA portfolio was comprised of approximately 1% component (a) investments, 94% component (b) investments and 5% component (c) investments.

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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in thousands):

	XXXXXXX	XXXXXXX	XXXXXXX	XXXXXXX	XXXXXXX
		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2012	2011	2012	2011
Insured Deposit Account Agreement	Insured deposit account fees	$209,209	$187,471	$414,251	$365,942
Mutual Fund Agreements	Investment product fees	512	2,250	1,649	5,873
Referral and Strategic Alliance Agreement	Various	1,585	900	2,966	1,686
Securities borrowing and lending, net	Net interest revenue	799	1,378	1,468	2,271
TD Waterhouse Canada Order Routing Agreement	Other revenues	670	809	1,335	1,415
TD Waterhouse UK Servicing Agreement	Commissions and transaction fees	119	140	226	250

Total revenues		$212,894	$192,948	$421,895	$377,437

	XXXXXXX	XXXXXXX	XXXXXXX	XXXXXXX	XXXXXXX
		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2012	2011	2012	2011
Canadian Call Center Services Agreement	Professional services	$4,784	$4,740	$9,004	$8,996
Certificates of Deposit Brokerage Agreement	Advertising	(116)	806	1,095	1,845
Cash Management Services Agreement	Clearing and execution costs	425	225	755	428
Referral and Strategic Alliance Agreement	Various	437	453	730	1,059

Total expenses		$5,530	$6,224	$11,584	$12,328

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in thousands):

	March 31,	September 30,
	2012	2011
Assets:
Receivable from brokers, dealers and clearing organizations	$950	$206
Receivable from affiliates	83,362	92,963

Liabilities:
Payable to brokers, dealers and clearing organizations	$99,821	$87,771
Payable to affiliates	3,882	3,912

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

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$178,781	$6,043	$841,654	$—	$1,026,478
Short-term investments	50,377	—	3,520	—	53,897
Cash and investments segregated in compliance with federal regulations	—	—	5,475,006	—	5,475,006
Receivable from brokers, dealers and clearing organizations	—	—	1,375,053	—	1,375,053
Receivable from clients, net	—	—	8,576,935	—	8,576,935
Investments in subsidiaries	5,421,300	5,227,769	548,566	(11,197,635)	—
Receivable from affiliates	3,058	3,967	80,060	(3,723)	83,362
Goodwill	—	—	2,466,976	—	2,466,976
Acquired intangible assets, net	—	145,674	832,341	—	978,015
Other, net	142,224	5,716	923,285	(28,308)	1,042,917

Total assets	$5,795,740	$5,389,169	$21,123,396	$(11,229,666)	$21,078,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,345,353	$—	$2,345,353
Payable to clients	—	—	12,162,853	—	12,162,853
Accounts payable and accrued liabilities	221,348	—	367,958	(5,680)	583,626
Payable to affiliates	634	—	6,971	(3,723)	3,882
Long-term debt	1,326,680	—	—	—	1,326,680
Other	—	49,289	382,506	(22,628)	409,167

Total liabilities	1,548,662	49,289	15,265,641	(32,031)	16,831,561
Stockholders’ equity	4,247,078	5,339,880	5,857,755	(11,197,635)	4,247,078

Total liabilities and stockholders’ equity	$5,795,740	$5,389,169	$21,123,396	$(11,229,666)	$21,078,639

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$93,469	$7,170	$931,324	$—	$1,031,963
Short-term investments	—	—	3,557	—	3,557
Cash and investments segregated in compliance with federal regulations	—	—	2,519,249	—	2,519,249
Receivable from brokers, dealers and clearing organizations	—	—	834,469	—	834,469
Receivable from clients, net	—	—	8,059,410	—	8,059,410
Investments in subsidiaries	5,431,356	5,240,332	555,001	(11,226,689)	—
Receivable from affiliates	6,016	3,754	89,352	(6,159)	92,963
Goodwill	—	—	2,466,978	—	2,466,978
Acquired intangible assets, net	—	145,674	878,678	—	1,024,352
Other, net	148,759	5,773	969,580	(31,291)	1,092,821

Total assets	$5,679,600	$5,402,703	$17,307,598	$(11,264,139)	$17,125,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,709,572	$—	$1,709,572
Payable to clients	—	—	8,979,327	—	8,979,327
Accounts payable and accrued liabilities	226,883	—	364,574	(5,737)	585,720
Payable to affiliates	111	38	9,922	(6,159)	3,912
Long-term debt	1,336,789	—	—	—	1,336,789
Other	—	49,118	371,061	(25,554)	394,625

Total liabilities	1,563,783	49,156	11,434,456	(37,450)	13,009,945
Stockholders’ equity	4,115,817	5,353,547	5,873,142	(11,226,689)	4,115,817

Total liabilities and stockholders’ equity	$5,679,600	$5,402,703	$17,307,598	$(11,264,139)	$17,125,762

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$7,061	$—	$673,147	$(7,066)	$673,142
Operating expenses	7,360	3	453,723	(7,066)	454,020

Operating income (loss)	(299)	(3)	219,424	—	219,122
Other expense (income)	7,503	—	(229)	—	7,274

Income (loss) before income taxes and equity in income of subsidiaries	(7,802)	(3)	219,653	—	211,848
Provision for (benefit from) income taxes	(2,606)	(48)	77,804	—	75,150

Income (loss) before equity in income of subsidiaries	(5,196)	45	141,849	—	136,698
Equity in income of subsidiaries	141,894	139,489	7,898	(289,281)	—

Net income	$136,698	$139,534	$149,747	$(289,281)	$136,698

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

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED MARCH 31, 2012

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$13,516	$—	$1,326,534	$(13,517)	$1,326,533
Operating expenses	13,339	5	879,074	(13,517)	878,901

Operating income (loss)	177	(5)	447,460	—	447,632
Other expense (income)	14,720	—	(402)	—	14,318

Income (loss) before income taxes and equity in income of subsidiaries	(14,543)	(5)	447,862	—	433,314
Provision for (benefit from) income taxes	(15,944)	(901)	161,501	—	144,656

Income before equity in income of subsidiaries	1,401	896	286,361	—	288,658
Equity in income of subsidiaries	287,257	285,437	16,208	(588,902)	—

Net income	$288,658	$286,333	$302,569	$(588,902)	$288,658

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

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2012

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by operating activities	$14,151	$873	$283,409	$298,433

Cash flows from investing activities:
Purchase of property and equipment	—	—	(76,671)	(76,671)
Purchase of short-term investments	(50,449)	—	—	(50,449)
Other, net	—	—	854	854

Net cash used in investing activities	(50,449)	—	(75,817)	(126,266)

Cash flows from financing activities:
Purchase of treasury stock	(130,261)	—	—	(130,261)
Payment of cash dividends	(65,953)	—	—	(65,953)
Other, net	20,465	—	(1,950)	18,515

Net cash used in financing activities	(175,749)	—	(1,950)	(177,699)

Intercompany investing and financing activities, net	297,359	(2,000)	(295,359)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	47	47

Net increase (decrease) in cash and cash equivalents	85,312	(1,127)	(89,670)	(5,485)

Cash and cash equivalents at beginning of period	93,469	7,170	931,324	1,031,963

Cash and cash equivalents at end of period	$178,781	$6,043	$841,654	$1,026,478

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2011

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by (used in) operating activities	$(20,283)	$11,465	$392,936	$384,118

Cash flows from investing activities:
Purchase of property and equipment	—	—	(69,415)	(69,415)
Cash received in sale of business	—	—	5,228	5,228
Other, net	—	—	544	544

Net cash used in investing activities	—	—	(63,643)	(63,643)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(4,262)	(4,262)
Purchase of treasury stock	(46,512)	—	—	(46,512)
Return of prepayment on structured stock repurchase	118,834	—	—	118,834
Payment of cash dividends	(57,368)	—	—	(57,368)
Other	11,699	—	(3,363)	8,336

Net cash provided by (used in) financing activities	26,653	—	(7,625)	19,028

Intercompany investing and financing activities, net	59,906	—	(59,906)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	143	143

Net increase in cash and cash equivalents	66,276	11,465	261,905	339,646

Cash and cash equivalents at beginning of period	67,033	25,058	649,401	741,492

Cash and cash equivalents at end of period	$133,309	$36,523	$911,306	$1,081,138

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended March 31,				Six months ended March 31,
	2012		2011		2012		2011
		% of Net		% of Net		% of Net		% of Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$259,860	38.6%	$323,568	45.1%	$528,651	39.9%	$598,381	43.5%
Less:
Depreciation and amortization	(17,696)	(2.6%)	(16,579)	(2.3%)	(34,682)	(2.6%)	(32,715)	(2.4%)
Amortization of acquired intangible assets	(23,042)	(3.4%)	(24,073)	(3.4%)	(46,337)	(3.5%)	(48,664)	(3.5%)
Interest on borrowings	(7,274)	(1.1%)	(7,486)	(1.0%)	(14,318)	(1.1%)	(18,310)	(1.3%)
Provision for income taxes	(75,150)	(11.2%)	(103,762)	(14.4%)	(144,656)	(10.9%)	(181,985)	(13.2%)

Net income	$136,698	20.3%	$171,668	23.9%	$288,658	21.8%	$316,707	23.0%

Our EBITDA decreased 12% for the first half of fiscal 2012 compared to the first half of fiscal 2011, primarily due to a 3% decrease in net revenues and a 3% increase in operating expenses. The decrease in net revenues was due primarily to a decrease of 32 basis points in net interest margin earned on spread-based balances, an 8% decrease in total client trades and a 3% decrease in average commissions and transaction fees per trade, partially offset by the effects of a 24% increase in average spread-based balances and a 17% increase in other fee-based investment balances. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the six months ended March 31, 2012, asset-based revenues and transaction-based revenues accounted for 54% and 43% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Avg. interest-earning assets (excluding conduit business)	$15,472	$13,643	$1,829	$14,563	$13,303	$1,260
Avg. insured deposit account balances	58,391	46,814	11,577	58,573	45,763	12,810

Avg. spread-based balances	$73,863	$60,457	$13,406	$73,136	$59,066	$14,070

Net interest revenue (excluding conduit business)	$106.6	$121.5	$(14.9)	$215.9	$236.9	$(21.0)
Insured deposit account fee revenue	209.2	187.5	21.7	414.3	365.9	48.4

Spread-based revenue	$315.8	$309.0	$6.8	$630.2	$602.8	$27.4

Avg. annualized yield—interest-earning assets (excluding conduit business)	2.73%	3.56%	(0.83%)	2.92%	3.52%	(0.60%)
Avg. annualized yield—insured deposit account fees	1.42%	1.60%	(0.18%)	1.39%	1.58%	(0.19%)
Net interest margin (NIM)	1.69%	2.04%	(0.35%)	1.70%	2.02%	(0.32%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Segregated cash	$1.0	$0.7	$0.3	$1.4	$1.8	$(0.4)
Client margin balances	81.2	99.1	(17.9)	166.3	191.8	(25.5)
Securities borrowing (excluding conduit business)	25.5	22.6	2.9	50.2	44.9	5.3
Other cash and interest-earning investments	0.3	0.3	(0.0)	0.8	0.7	0.1
Client credit balances	(0.3)	(0.4)	0.1	(0.8)	(0.9)	0.1
Securities lending (excluding conduit business)	(1.1)	(0.8)	(0.3)	(2.0)	(1.4)	(0.6)

Net interest revenue (excluding conduit business)	106.6	121.5	(14.9)	215.9	236.9	(21.0)

Securities borrowing—conduit business	0.1	0.2	(0.1)	0.2	0.4	(0.2)
Securities lending—conduit business	(0.0)	(0.1)	0.1	(0.1)	(0.2)	0.1

Net interest revenue	$106.7	$121.6	$(14.9)	$216.0	$237.1	$(21.1)

	Average Balance			Average Balance
	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Segregated cash	$5,586	$2,997	86%	$4,845	$3,133	55%
Client margin balances	7,905	8,967	(12%)	7,816	8,539	(8%)
Securities borrowing (excluding conduit business)	554	484	14%	470	508	(7%)
Other cash and interest-earning investments	1,427	1,195	19%	1,432	1,123	28%

Interest-earning assets (excluding conduit business)	15,472	13,643	13%	14,563	13,303	9%
Securities borrowing—conduit business	241	279	(14%)	212	320	(34%)

Interest-earning assets	$15,713	$13,922	13%	$14,775	$13,623	8%

Client credit balances	$10,056	$8,479	19%	$9,441	$8,221	15%
Securities lending (excluding conduit business)	1,585	1,604	(1%)	1,560	1,603	(3%)

Interest-bearing liabilities (excluding conduit business)	11,641	10,083	15%	11,001	9,824	12%
Securities lending—conduit business	241	279	(14%)	212	320	(34%)

Interest-bearing liabilities	$11,882	$10,362	15%	$11,213	$10,144	11%

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Six months ended		Net Yield
	March 31,		Increase/	March 31,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Segregated cash	0.07%	0.10%	(0.03%)	0.06%	0.11%	(0.05%)
Client margin balances	4.06%	4.42%	(0.36%)	4.19%	4.44%	(0.25%)
Other cash and interest-earning investments	0.09%	0.09%	0.00%	0.11%	0.12%	(0.01%)
Client credit balances	(0.01%)	(0.02%)	0.01%	(0.02%)	(0.02%)	0.00%
Net interest revenue (excluding conduit business)	2.73%	3.56%	(0.83%)	2.92%	3.52%	(0.60%)
Securities borrowing—conduit business	0.21%	0.24%	(0.03%)	0.19%	0.26%	(0.07%)
Securities lending—conduit business	(0.09%)	(0.16%)	0.07%	(0.09%)	(0.14%)	0.05%
Net interest revenue	2.69%	3.49%	(0.80%)	2.88%	3.44%	(0.56%)

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx
	Fee Revenue			Fee Revenue
	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Money market mutual fund	$0.5	$2.3	$(1.8)	$1.6	$5.9	$(4.3)
Other investment product fees	45.7	38.1	7.6	88.1	75.2	12.9

Total investment product fees	$46.2	$40.4	$5.8	$89.7	$81.1	$8.6

	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx
	Average Balance			Average Balance
	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Money market mutual fund	$4,988	$8,797	(43%)	$5,356	$8,817	(39%)
Other fee-based investment balances	79,910	69,484	15%	76,035	66,666	14%

Total fee-based investment balances	$84,898	$78,281	8%	$81,391	$75,483	8%

	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx
	Average Annualized Yield			Average Annualized Yield
	Three months ended		Net Yield	Six months ended		Net Yield
	March 31,		Increase/	March 31,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Money market mutual fund	0.04%	0.10%	(0.06%)	0.06%	0.13%	(0.07%)
Other investment product fees	0.23%	0.22%	0.01%	0.23%	0.22%	0.01%
Total investment product fees	0.22%	0.21%	0.01%	0.22%	0.21%	0.01%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Total trades (in millions)	24.03	27.23	(12%)	47.00	50.84	(8%)
Average commissions and transaction fees per trade (1)	$12.15	$12.42	(2%)	$12.03	$12.41	(3%)
Average client trades per day	387,571	439,158	(12%)	377,485	405,135	(7%)
Average client trades per funded account (annualized)	17.1	20.1	(15%)	16.7	18.6	(10%)
Activity rate—funded accounts	6.8%	8.0%	(15%)	6.7%	7.4%	(9%)
Trading days	62.0	62.0	0%	124.5	125.5	(1%)

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
New accounts opened	183,000	176,000	4%	323,000	340,000	(5%)

Funded accounts (beginning of period)	5,645,000	5,491,000	3%	5,617,000	5,455,000	3%
Funded accounts (end of period)	5,703,000	5,547,000	3%	5,703,000	5,547,000	3%
Percentage change during period	1%	1%		2%	2%

Client assets (beginning of period, in billions)	$406.3	$386.4	5%	$378.7	$354.8	7%
Client assets (end of period, in billions)	$452.4	$412.3	10%	$452.4	$412.3	10%
Percentage change during period	11%	7%		19%	16%

Net new assets (in billions)	$10.8	$11.5	(6%)	$21.0	$21.2	(1%)

Net new assets annualized growth rate(1)	11%	12%		11%	12%

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data

The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended			Six months ended
	March 31,		%	March 31,		%
	2012	2011	Change	2012	2011	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$292.1	$338.3	(14%)	$565.4	$631.0	(10%)

Asset-based revenues:
Interest revenue	108.1	122.8	(12%)	218.9	239.6	(9%)
Brokerage interest expense	(1.4)	(1.2)	17%	(2.9)	(2.5)	13%

Net interest revenue	106.7	121.6	(12%)	216.0	237.1	(9%)

Insured deposit account fees	209.2	187.5	12%	414.3	365.9	13%
Investment product fees	46.2	40.4	14%	89.7	81.1	11%

Total asset-based revenues	362.1	349.5	4%	720.0	684.2	5%
Other revenues	19.0	30.4	(38%)	41.1	59.2	(31%)

Net revenues	673.1	718.2	(6%)	1,326.5	1,374.4	(3%)

Operating expenses:
Employee compensation and benefits	174.2	169.7	3%	347.0	332.1	4%
Clearing and execution costs	24.1	25.1	(4%)	44.2	48.9	(10%)
Communications	26.7	27.8	(4%)	54.9	54.7	0%
Occupancy and equipment costs	37.1	33.2	12%	75.0	68.3	10%
Depreciation and amortization	17.7	16.6	7%	34.7	32.7	6%
Amortization of acquired intangible assets	23.0	24.1	(4%)	46.3	48.7	(5%)
Professional services	44.2	40.1	10%	89.2	80.4	11%
Advertising	83.5	81.4	3%	140.2	156.0	(10%)
Other	23.4	17.5	34%	47.5	35.6	33%

Total operating expenses	454.0	435.3	4%	878.9	857.4	3%

Operating income	219.1	282.9	(23%)	447.6	517.0	(13%)

Other expense:

Interest on borrowings	7.3	7.5	(3%)	14.3	18.3	(22%)

Pre-tax income	211.8	275.4	(23%)	433.3	498.7	(13%)
Provision for income taxes	75.2	103.8	(28%)	144.7	182.0	(21%)

Net income	$136.7	$171.7	(20%)	$288.7	$316.7	(9%)

Other information:
Effective income tax rate	35.5%	37.7%		33.4%	36.5%
Average debt outstanding	$1,258.0	$1,269.0	(1%)	$1,258.5	$1,271.1	(1%)
Average interest rate incurred on borrowings	2.19%	2.11%		2.13%	2.61%

Note:	Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Condensed Consolidated Statements of Income amounts.

Three-Month Periods Ended March 31, 2012 and 2011

Net Revenues

Commissions and transaction fees decreased 14% to $292.1 million, primarily due to lower client trades per day and lower average commissions and transaction fees per trade. Average client trades per day decreased 12% to 387,571 for the second quarter of fiscal 2012 compared to 439,158 for the second quarter of fiscal 2011. Average client trades per funded account (annualized) were 17.1 for the second quarter of fiscal 2012 compared to 20.1 for the second quarter of fiscal 2011. Average commissions and transaction fees per trade decreased to $12.15 for the second quarter of fiscal 2012 from $12.42 for the second quarter of fiscal 2011, primarily due to (1) decreased trading activity from our long-term investor clients, while our active trader clients, many of whom have negotiated rates, continued to trade, (2) lower average contracts per trade on option trades and (3) increased futures and foreign exchange trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate payment for order flow revenue. These decreases were partially offset by higher payment for order flow revenue per trade during the second quarter of fiscal 2012.

Net interest revenue decreased 12% to $106.7 million, due primarily to a 12% decrease in average client margin balances and a decrease of 36 basis points in the average yield earned on client margin balances, partially offset by a $2.6 million increase in net interest revenue from our securities borrowing/lending program for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Insured deposit account fees increased 12% to $209.2 million, due primarily to a 25% increase in average client insured deposit account balances, partially offset by a decrease of 18 basis points in the average yield earned on the insured deposit account assets during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was moved to client credit balances and is expected to be moved to insured deposit accounts later in fiscal 2012. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances.

Investment product fees increased 14% to $46.2 million, primarily due to a 15% increase in average other fee-based investment balances, partially offset by a 43% decrease in average client money market mutual fund balances in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above.

Other revenues decreased 38% to $19.0 million, due primarily to lower client education revenue in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, and the effect of $2.6 million of net gains on auction rate securities in the second quarter of fiscal 2011.

Operating Expenses

Employee compensation and benefits expense increased 3% to $174.2 million, primarily due to higher average headcount during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, partially offset by the effect of severance costs during the second quarter of fiscal 2011. The average number of full-time equivalent employees was 5,428 for the second quarter of fiscal 2012 compared to 5,319 for the second quarter of fiscal 2011.

Occupancy and equipment costs increased 12% to $37.1 million primarily due to upgrades to our technology infrastructure and facilities.

Professional services increased 10% to $44.2 million, primarily due to higher usage of consulting and contract services in connection with lean process improvement initiatives during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Other operating expenses increased 34% to $23.4 million, primarily due to $6.5 million of losses on disposal of property and equipment related to our discontinued use of certain software and hardware during the second quarter of fiscal 2012, and higher bad debt expense during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011,

Other Expenses and Income Taxes

Our effective income tax rate was 35.5% for the second quarter of fiscal 2012, compared to 37.7% for the second quarter of fiscal 2011. The effective tax rate for the second quarter of fiscal 2012 was lower than normal due to $4.7 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the three months ended March 31, 2012 by approximately one cent per share. We expect our effective income tax rate to approximate 38% for the remainder of fiscal 2012, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

Six-Month Periods Ended March 31, 2012 and 2011

Net Revenues

Commissions and transaction fees decreased 10% to $565.4 million, primarily due to decreased client trading activity and lower average commissions and transaction fees per trade. Total trades decreased 8%, as average client trades per day decreased 7% to 377,485 for the first half of fiscal 2012 compared to 405,135 for the first half of fiscal 2011, and there was one less trading day during the first half of fiscal 2012 compared to the first half of fiscal 2011. Average client trades per funded account (annualized) were 16.7 for the first half of fiscal 2012 compared to 18.6 for the first half of fiscal 2011. Average commissions and transaction fees per trade decreased to $12.03 for the first half of fiscal 2012 from $12.41 for the first half of fiscal 2011, primarily due to (1) decreased trading activity from our long-term investor clients, while our active trader clients, many of whom have negotiated rates, continued to trade, (2) lower average contracts per trade on option trades and (3) increased futures and foreign exchange trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate payment for order flow revenue. These decreases were partially offset by higher payment for order flow revenue per trade during the first half of fiscal 2012.

Net interest revenue decreased 9% to $216.0 million, due primarily to an 8% decrease in average client margin balances and a decrease of 25 basis points in the average yield earned on client margin balances, partially offset by a $4.6 million increase in net interest revenue from our securities borrowing/lending program for the first half of fiscal 2012 compared to the first half of fiscal 2011.

Insured deposit account fees increased 13% to $414.3 million, due primarily to a 28% increase in average client insured deposit account balances, partially offset by a decrease of 19 basis points in the average yield earned on the insured deposit account assets during the first half of fiscal 2012 compared to the first half of fiscal 2011. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the insured deposit account offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was moved to client credit balances and is expected to be moved to insured deposit accounts later in fiscal 2012.

Investment product fees increased 11% to $89.7 million, primarily due to a 14% increase in average other fee-based investment balances, partially offset by a 39% decrease in average client money market mutual fund balances in the first half of fiscal 2012 compared to the first half of fiscal 2011. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above.

Other revenues decreased 31% to $41.1 million, due primarily to lower client education revenue for the first half of fiscal 2012 compared to the first half of fiscal 2011, and the effect of $3.0 million of net gains on auction rate securities in the first half of fiscal 2011.

Operating Expenses

Employee compensation and benefits expense increased 4% to $347.0 million, primarily due to higher average headcount during the first half of fiscal 2012 compared to the first half of fiscal 2011. The average number of full-time equivalent employees was 5,463 for the first half of fiscal 2012 compared to 5,288 for the first half of fiscal 2011.

Clearing and execution costs decreased 10% to $44.2 million primarily due to a decrease in outsourced clearing fees for our thinkorswim business during the first half of fiscal 2012 compared to the first half of fiscal 2011. We completed the thinkorswim clearing conversion during the fourth quarter of fiscal 2011.

Occupancy and equipment costs increased 10% to $75.0 million primarily due to upgrades to our technology infrastructure and facilities.

Professional services increased 11% to $89.2 million, primarily due to higher usage of consulting and contract services in connection with lean process improvement initiatives during the first half of fiscal 2012 compared to the first half of fiscal 2011.

Advertising expense decreased 10% to $140.2 million, primarily due to the timing of more advertising campaigns during the first half of fiscal 2011 compared to first half of fiscal 2012. Our most recent major advertising campaign was launched during the second quarter of fiscal 2012. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Other operating expenses increased 33% to $47.5 million, primarily due to $6.5 million of losses on disposal of property and equipment related to our discontinued use of certain software and hardware during the second quarter of fiscal 2012, and higher bad debt expense during the first half of fiscal 2012 compared to the first half of fiscal 2011.

Other Expenses and Income Taxes

Interest on borrowings decreased 22% to $14.3 million, due primarily to lower average interest rates incurred on our debt during the first half of fiscal 2012 compared to the first half of fiscal 2011. The average interest rate incurred on our debt was 2.13% for the first half of fiscal 2012, compared to 2.61% for the first half of fiscal 2011. The lower average interest rate incurred on our debt during the first half of fiscal 2012 was primarily due to the effect of the fixed-for-variable interest rate swap on our $500 million 5.600% Senior Notes due 2019 entered into on January 7, 2011. We incur variable interest under this interest rate swap at a rate equal to three-month LIBOR plus 2.3745%, or approximately 2.86% as of March 31, 2012.

Our effective income tax rate was 33.4% for the first half of fiscal 2012, compared to 36.5% for the first half of fiscal 2011. The effective tax rate for the first half of fiscal 2012 was significantly lower than normal primarily due to $18.5 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the six months ended March 31, 2012 by approximately three cents per share. The effective tax rate for the first half of fiscal 2011 was somewhat lower than normal due to $5.4 million of favorable resolutions of state income tax matters and $1.4 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for the six months ended March 31, 2011 by approximately one cent per share.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2012 were financed primarily from our earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2012 primarily from our earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.

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

We define liquid assets-management target as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We consider liquid assets—management target to be a measure that reflects our liquidity that would be readily available for corporate investing or financing activities under normal operating circumstances.

We define liquid assets-regulatory threshold as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable early warning net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We consider liquid assets—regulatory threshold to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in thousands):

	Liquid Assets -			Liquid Assets -
	Management Target			Regulatory Threshold
	March 31,	Sept. 30,		March 31,	Sept. 30,
	2012	2011	Change	2012	2011	Change
Cash and cash equivalents	$1,026,478	$1,031,963	$(5,485)	$1,026,478	$1,031,963	$(5,485)

Less: Broker-dealer cash and cash equivalents	(507,740)	(656,206)	148,466	(507,740)	(656,206)	148,466
Trust company cash and cash equivalents	(74,881)	(108,587)	33,706	(74,881)	(108,587)	33,706
Investment advisory cash and cash equivalents	(17,868)	(7,184)	(10,684)	(17,868)	(7,184)	(10,684)

Corporate cash and cash equivalents	425,989	259,986	166,003	425,989	259,986	166,003

Plus: Corporate short-term investments	50,377	—	50,377	50,377	—	50,377
Excess trust company Tier 1 capital	—	—	—	9,381	8,555	826
Excess broker-dealer regulatory net capital	441,162	591,902	(150,740)	998,937	1,138,972	(140,035)

Liquid assets	$917,528	$851,888	$65,640	$1,484,684	$1,407,513	$77,171

The increase in liquid assets is summarized as follows (dollars in thousands):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2011	$851,888	$1,407,513

Plus: EBITDA(1)	528,651	528,651
Proceeds from exercise of stock options	4,952	4,952
Other investing activities	854	854

Less: Income taxes paid	(99,506)	(99,506)
Interest paid	(16,646)	(16,646)
Purchase of property and equipment	(76,671)	(76,671)
Purchase of treasury stock	(130,261)	(130,261)
Principal payments on capital lease obligations	(1,950)	(1,950)
Payment of cash dividends	(65,953)	(65,953)
Additional net capital requirement due to increase in aggregate debits	(31,163)	(15,582)
Other changes in working capital and regulatory net capital	(46,667)	(50,717)

Liquid assets as of March 31, 2012	$917,528	$1,484,684

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

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

On October 20, 2011, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During the second quarter of fiscal 2012, we repurchased approximately 0.8 million shares at a weighted average purchase price of $19.02 per share. As of March 31, 2012 we had approximately 29.2 million shares remaining on the stock repurchase authorization.

Cash Dividends

Our board of directors declared a $0.06 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal 2012. We paid a total of $66.0 million to fund the first and second quarter dividends. We expect to pay approximately $33 million on May 15, 2012 to fund the third quarter dividend.

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

OFF-BALANCE SHEET ARRANGEMENTS

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 6 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 10 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (31% of our net revenues for the six months ended March 31, 2012) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

Item 3.—Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

Market-related Credit Risk

Two primary sources of credit risk inherent in our business are (1) client credit risk related to client margin lending and leverage and (2) counterparty credit risk related to securities lending and borrowing. We manage risk on client margin lending and leverage by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. The risks associated with margin lending and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation.

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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2012 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $93 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $38 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4.—Controls and Procedures

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

Prior to February 2012, TD Ameritrade, Inc., the Company’s introducing broker-dealer subsidiary, cleared its clients’ futures transactions through an outsourced clearing firm on a “fully disclosed” basis. Under a fully disclosed clearing agreement, the introducing broker discloses the identity of each of its clients to its clearing broker. The clearing broker then establishes on its books and records an account in the name of each introduced client. During February 2012, TD Ameritrade, Inc. changed its outsourced clearing relationship from a fully disclosed basis to an “omnibus” basis. Under an omnibus clearing agreement, the introducing broker maintains an “omnibus” account with the clearing broker and does not disclose the identity of its individual clients. The omnibus account contains all of the clients’ assets and TD Ameritrade, Inc. now maintains its own books and records of the individual client accounts. The change from a fully disclosed to an omnibus futures clearing relationship represents a material change in internal control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.—Legal Proceedings

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

TD Ameritrade, Inc. has received subpoenas and other requests for documents and information from the SEC and other regulatory authorities regarding TD Ameritrade, Inc.’s offering of the Yield Plus Fund to clients. TD Ameritrade, Inc. is cooperating with the investigations and requests. On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to the entry of an “Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions” (“Order”). In the Order, the SEC found that TD Ameritrade, Inc. failed reasonably to supervise its registered representatives with a view to preventing their violations of Section 17(a)(2) of the Securities Act of 1933 in connection with their offer and sale of the Yield Plus Fund. TD Ameritrade, Inc. did not admit or deny any of the findings in the Order, and no fine was imposed. Under the settlement agreement, TD Ameritrade, Inc. agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

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

Item 1A.—Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A— “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

Item 2.—Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
January 1, 2012—January 31, 2012	56,855	$15.71	—	30,000,000
February 1, 2012—February 29, 2012	228,929	$17.73	225,000	29,775,000
March 1, 2012—March 31, 2012	550,758	$19.53	550,000	29,225,000

Total—Three months ended March 31, 2012	836,542	$18.78	775,000	29,225,000

On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal 2012.

During the quarter ended March 31, 2012, 61,542 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6.—Exhibits

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

Dated: May 7, 2012

TD Ameritrade Holding Corporation

(Registrant)

By: /s/ FREDRIC J. TOMCZYK

       Fredric J. Tomczyk

       President and Chief Executive Officer

       (Principal Executive Officer)

By: /s/ WILLIAM J. GERBER

       William J. Gerber

       Executive Vice President, Chief Financial Officer

       (Principal Financial and Accounting Officer)