Form 10-Q
period 2012-06-30
TD AMERITRADE HOLDING CORP
filed 2012-08-08
CIK 1173431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to

Commission file number: 1-35509

TD Ameritrade Holding Corporation

(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 30, 2012, there were 546,503,934 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

TD Ameritrade Holding Corporation

We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2012, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

Chicago, Illinois

August 8, 2012

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Columnar amounts in thousands)

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$909,766	$1,031,963
Short-term investments	129,619	3,557
Cash and investments segregated in compliance with federal regulations (including reverse repurchase agreements of $2.4 billion at June 30, 2012 and $1.9 billion at September 30, 2011)	3,546,772	2,519,249
Receivable from brokers, dealers and clearing organizations	1,053,066	834,469
Receivable from clients, net	8,738,710	8,059,410
Receivable from affiliates	81,525	92,963
Other receivables, net	96,898	115,316
Securities owned, at fair value	345,678	446,609
Property and equipment at cost, net	401,366	340,690
Goodwill	2,466,967	2,466,978
Acquired intangible assets, net	955,074	1,024,352
Deferred income taxes	2,197	4,642
Other assets	186,247	185,564

Total assets	$18,913,885	$17,125,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$2,184,238	$1,709,572
Payable to clients	10,099,387	8,979,327
Accounts payable and accrued liabilities	551,731	585,720
Payable to affiliates	4,288	3,912
Deferred revenue	31,810	42,230
Long-term debt	1,341,644	1,336,789
Capitalized lease obligations	6,719	10,784
Deferred income taxes	353,679	341,611

Total liabilities	14,573,496	13,009,945

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; June 30, 2012 - 631,399,374 shares issued; September 30, 2011 - 631,381,860 shares issued; June 30, 2012 - 546,783,330 outstanding; September 30, 2011 - 554,285,716 outstanding	6,314	6,314
Additional paid-in capital	1,602,161	1,583,327
Retained earnings	3,989,475	3,645,846
Treasury stock, common, at cost - June 30, 2012 - 84,616,044 shares; September 30, 2011 - 77,096,144 shares	(1,257,917)	(1,119,969)
Deferred compensation	141	146
Accumulated other comprehensive income	215	153

Total stockholders’ equity	4,340,389	4,115,817

Total liabilities and stockholders’ equity	$18,913,885	$17,125,762

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$266,078	$281,591	$831,516	$912,607

Asset-based revenues:
Interest revenue	119,975	132,334	338,869	371,959
Brokerage interest expense	(1,607)	(1,052)	(4,459)	(3,581)

Net interest revenue	118,368	131,282	334,410	368,378

Insured deposit account fees	206,339	196,817	620,590	562,759
Investment product fees	54,034	43,938	143,753	125,075

Total asset-based revenues	378,741	372,037	1,098,753	1,056,212

Other revenues	22,446	31,154	63,530	90,382

Net revenues	667,265	684,782	1,993,799	2,059,201

Operating expenses:
Employee compensation and benefits	176,455	168,564	523,442	500,632
Clearing and execution costs	21,891	22,648	66,064	71,566
Communications	28,470	27,057	83,332	81,782
Occupancy and equipment costs	36,342	36,318	111,317	104,663
Depreciation and amortization	18,334	16,914	53,015	49,629
Amortization of acquired intangible assets	22,941	24,083	69,278	72,747
Professional services	39,708	42,882	128,893	123,257
Advertising	50,248	48,109	190,419	204,092
Other	18,739	35,668	66,269	71,291

Total operating expenses	413,128	422,243	1,292,029	1,279,659

Operating income	254,137	262,539	701,770	779,542

Other expense:
Interest on borrowings	7,060	6,916	21,378	25,227
Loss on debt refinancing	—	1,435	—	1,435

Total other expense	7,060	8,351	21,378	26,662

Pre-tax income	247,077	254,188	680,392	752,880

Provision for income taxes	93,248	96,793	237,904	278,778

Net income	$153,829	$157,395	$442,488	$474,102

Earnings per share - basic	$0.28	$0.28	$0.81	$0.83
Earnings per share - diluted	$0.28	$0.27	$0.80	$0.82

Weighted average shares outstanding - basic	547,682	570,287	548,673	573,034
Weighted average shares outstanding - diluted	553,043	576,784	554,237	579,168

Dividends declared per share	$0.06	$0.05	$0.18	$0.15

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share amounts)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$442,488	$474,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,015	49,629
Amortization of acquired intangible assets	69,278	72,747
Deferred income taxes	14,513	7,394
Loss on disposal of property	7,445	16,720
Loss on debt refinancing	—	1,435
Stock-based compensation	34,961	25,995
Excess tax benefits on stock-based compensation	(17,707)	(9,370)
Other, net	(1,961)	185
Changes in operating assets and liabilities:
Cash and investments segregated in compliance with federal regulations	(1,027,523)	616,766
Receivable from brokers, dealers and clearing organizations	(218,597)	174,703
Receivable from clients, net	(679,300)	(1,323,229)
Receivable from/payable to affiliates, net	12,145	(7,879)
Other receivables, net	18,418	(23,685)
Securities owned	100,931	151,900
Other assets	5,329	(7,945)
Payable to brokers, dealers and clearing organizations	474,666	148,699
Payable to clients	1,120,060	458,621
Accounts payable and accrued liabilities	(16,606)	(2,125)
Deferred revenue	(10,420)	(17,224)

Net cash provided by operating activities	381,135	807,439

Cash flows from investing activities:
Purchase of property and equipment	(121,135)	(109,904)
Cash received in sale of business	—	5,228
Cash transferred in disposal of subsidiary	—	(3,453)
Purchase of short-term investments	(127,540)	(1,045)
Proceeds from sale and maturity of short-term investments	1,000	1,100
Purchase of investments	(536)	(5,006)
Other, net	1,854	550

Net cash used in investing activities	(246,357)	(112,530)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(In thousands, except share amounts)

	Nine Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Payment of debt issuance costs	$—	$(1,783)
Principal payments on long-term debt	—	(4,262)
Principal payments on capital lease obligations	(4,065)	(8,100)
Proceeds from exercise of stock options; Nine months ended June 30, 2012 - 1,248,626 shares; 2011 - 628,293 shares	5,061	3,204
Purchase of treasury stock; Nine months ended June 30, 2012 - 10,643,037 shares; 2011 - 7,068,892 shares	(176,848)	(144,245)
Return of prepayment on structured stock repurchase	—	118,834
Payment of cash dividends	(98,859)	(85,936)
Excess tax benefits on stock-based compensation	17,707	9,370

Net cash used in financing activities	(257,004)	(112,918)

Effect of exchange rate changes on cash and cash equivalents	29	163

Net increase (decrease) in cash and cash equivalents	(122,197)	582,154

Cash and cash equivalents at beginning of period	1,031,963	741,492

Cash and cash equivalents at end of period	$909,766	$1,323,646

Supplemental cash flow information:
Interest paid	$25,396	$35,687
Income taxes paid	$213,831	$233,713

Noncash financing activities:
Settlement of structured stock repurchase; 3,159,360 shares	$—	$50,366

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month and Nine-Month Periods Ended June 30, 2012 and 2011

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

2. CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents is summarized in the following table (dollars in thousands):

	June 30, 2012	September 30, 2011
Corporate	$424,373	$259,986
Broker-dealer subsidiaries	386,693	656,206
Trust company subsidiary	74,230	108,587
Investment advisory subsidiaries	24,470	7,184

Total	$909,766	$1,031,963

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

3. INCOME TAXES

The Company’s effective income tax rate for the nine months ended June 30, 2012 was 35.0%, compared to 37.0% for the nine months ended June 30, 2011. The provision for income taxes for the nine months ended June 30, 2012 was significantly lower than normal primarily due to $18.5 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the nine months ended June 30, 2012 by approximately three cents per share. The provision for income taxes for the nine months ended June 30, 2011 was somewhat lower than normal due to $5.5 million of favorable resolutions of state income tax matters and $1.2 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for the nine months ended June 30, 2011 by approximately one cent per share.

4. LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

June 30, 2012	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(36)	$1,540	$251,504
4.150% Senior Notes due 2014	500,000	(239)	27,727	527,488
5.600% Senior Notes due 2019	500,000	(511)	63,163	562,652

Total long-term debt	$1,250,000	$(786)	$92,430	$1,341,644

September 30, 2011	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250,000	$(100)	$4,170	$254,070
4.150% Senior Notes due 2014	500,000	(313)	33,223	532,910
5.600% Senior Notes due 2019	500,000	(562)	50,371	549,809

Total long-term debt	$1,250,000	$(975)	$87,764	$1,336,789

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Interest Rate Swaps – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of June 30, 2012, the weighted-average effective interest rate on the Senior Notes was 2.11%.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) on fair value of interest rate swaps	$14,902	$11,294	$4,666	$(7,729)
Gain (loss) on fair value of hedged fixed-rate debt	(14,902)	(11,294)	(4,666)	7,729

Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in thousands):

	June 30,	September 30,
	2012	2011
Derivatives recorded under the caption “Other assets”:
Interest rate swap assets	$92,430	$87,764

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of June 30, 2012, the interest rate swap counterparties for the Senior Notes had pledged $97.3 million of collateral to the Company in the form of cash. As of September 30, 2011, the interest rate swap counterparty for the 2012 Notes and 2014 Notes had pledged $50.1 million of collateral to the Company in the form of U.S. Treasury securities and the interest rate swap counterparty for the 2019 Notes had pledged $57.5 million of collateral in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

5. CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the “Exchange Act”), administered by the SEC and Financial Industry Regulatory Authority (“FINRA”), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, and TD Ameritrade, Inc., the Company’s introducing broker-dealer subsidiary, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions.

Under Rule 15c3-1, TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. As a futures commission merchant registered with the Commodity Futures Trading Commission (“CFTC”), TD Ameritrade, Inc. is also subject to CFTC Regulation 1.17 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association, which requires the maintenance of minimum net capital of the greatest of (a) $1.0 million, (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the futures commission merchant in client and nonclient accounts, or (c) its Rule 15c3-1 net capital requirement.

Under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under Regulation 1.17, or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Exchange Act Rule 17a-11 and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in thousands):

TD Ameritrade Clearing, Inc.
Net Capital
in Excess of
		Required		Early Warning
		Net Capital	Net Capital	Threshold	Ratio of
		(2% of	in Excess of	(5% of	Net Capital
		Aggregate	Required	Aggregate	to Aggregate
Date	Net Capital	Debit Balances)	Net Capital	Debit Balances)	Debit Balances
June 30, 2012	$1,288,311	$202,723	$1,085,588	$781,503	12.71%
September 30, 2011	$1,263,535	$199,308	$1,064,227	$765,265	12.68%

TD Ameritrade, Inc.
Net Capital
		Required		in Excess of
		Net Capital		Early Warning
		(8% of Total	Net Capital	Threshold
		Risk Margin or	in Excess of	(110% or 120%
		Minimum Dollar	Required	of Required
Date	Net Capital	Requirement)	Net Capital	Net Capital)
June 30, 2012	$218,174	$5,590	$212,584	$212,025
September 30, 2011	$374,907	$1,000	$373,907	$373,707

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $19.8 million and $18.6 million as of June 30, 2012 and September 30, 2011, respectively, which exceeded the required Tier 1 capital by $9.8 million and $8.6 million, respectively.

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

As of June 30, 2012, client excess margin securities of approximately $12.2 billion and stock borrowings of approximately $0.8 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $2.2 billion and repledged approximately $1.5 billion of that collateral as of June 30, 2012.

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

The Company clears its clients’ futures transactions on an omnibus account basis through an unaffiliated clearing firm. The Company has agreed to indemnify the unaffiliated clearing firm for any loss that it may incur for the client transactions introduced to it by the Company.

See “Insured Deposit Account Agreement” in Note 10 for a description of a guarantee included in that agreement.

Employment Agreements – The Company has entered into employment agreements with several of its key executive officers. These employment agreements generally provide for annual base salary and incentive compensation, as well as stock award acceleration and severance payments in the event of termination of employment under certain defined circumstances or changes in control of the Company. Incentive compensation, a portion of which is awarded in the form of stock-based compensation, is based on the Company’s financial performance and other factors.

7. FAIR VALUE DISCLOSURES

FASB Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011 (dollars in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$819,811	$—	$—	$819,811

Short-term investments:
U.S. government debt securities	—	128,590	—	128,590
U.S. government agency debt securities	—	1,029	—	1,029

Subtotal - Short-term investments	—	129,619	—	129,619

Investments segregated in compliance with federal regulations:
U.S. government debt securities	—	754,232	—	754,232

Securities owned:
Auction rate securities	—	—	6,039	6,039
Money market and other mutual funds	—	—	1,102	1,102
Equity securities	3,918	275	—	4,193
U.S. government debt securities	—	332,486	—	332,486
Municipal debt securities	—	1,290	—	1,290
Corporate debt securities	—	267	—	267
Other debt securities	—	301	—	301

Subtotal - Securities owned	3,918	334,619	7,141	345,678

Other assets:
Interest rate swaps(1)	—	92,430	—	92,430

Total assets at fair value	$823,729	$1,310,900	$7,141	$2,141,770

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$9,368	$14	$—	$9,382
Municipal debt securities	—	255	—	255
Corporate debt securities	—	43	—	43

Total liabilities at fair value	$9,368	$312	$—	$9,680

(1)	See “Interest Rate Swaps” in Note 4 for details.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$949,804	$—	$—	$949,804

Short-term investments:
U.S. government debt securities	—	2,528	—	2,528
U.S. government agency debt securities	—	1,029	—	1,029

Subtotal - Short-term investments	—	3,557	—	3,557

Securities owned:
Auction rate securities	—	—	19,609	19,609
Money market and other mutual funds	—	—	1,098	1,098
Equity securities	521	278	—	799
U.S. government debt securities	—	423,010	—	423,010
Municipal debt securities	—	972	—	972
Corporate debt securities	—	653	—	653
Other debt securities	—	468	—	468

Subtotal - Securities owned	521	425,381	20,707	446,609

Other assets:
Interest rate swaps (1)	—	87,764	—	87,764

Total assets at fair value	$950,325	$516,702	$20,707	$1,487,734

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$4,600	$55	$—	$4,655
Municipal debt securities	—	178	—	178
Corporate debt securities	—	9	—	9

Total liabilities at fair value	$4,600	$242	$—	$4,842

(1)	See “Interest Rate Swaps” in Note 4 for details.

There were no transfers between any levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets measured at fair value on a recurring basis for the three months and nine months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012		Nine Months Ended June 30, 2012
	Securities Owned		Securities Owned
	Auction Rate Securities	Money Market and Other Mutual Funds	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, beginning of period	$7,379	$1,099	$19,609	$1,098
Net gains (losses) included in earnings(1)	77	(2)	(88)	(2)
Purchases	185	5	625	6
Sales	(562)	—	(2,117)	—
Settlements	(1,040)	—	(11,990)	—

Balance, end of period	$6,039	$1,102	$6,039	$1,102

(1)	Net gains (losses) on securities owned are recorded in other revenues on the Condensed Consolidated Statements of Income.

	Three Months Ended June 30, 2011		Nine Months Ended June 30, 2011
	Securities Owned		Securities Owned
	Auction Rate Securities	Money Market and Other Mutual Funds	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, beginning of period	$109,385	$1,026	$209,288	$5,404
Net gains included in earnings(1)	714	—	3,685	—
Purchases, sales, issuances and settlements, net	(48,148)	41	(151,022)	(4,337)

Balance, end of period	$61,951	$1,067	$61,951	$1,067

(1)	Net gains on auction rate securities are recorded in other revenues on the Condensed Consolidated Statements of Income. For the nine months ended June 30, 2011, net gains on auction rate securities include $0.4 million of net unrealized gains on assets held as of June 30, 2011.

There were no nonfinancial assets or liabilities measured at fair value during the three months and nine months ended June 30, 2012 and 2011.

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

Level 2 Measurements:

Debt Securities – Fair values for debt securities are based on prices obtained from an independent pricing vendor. The primary inputs to the valuation include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads. The Company validates the vendor pricing by periodically comparing it to pricing from another independent pricing service.

Interest Rate Swaps – These derivatives are valued by the counterparties using a model that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation model is widely accepted in the financial services industry and does not involve significant judgment because most of the inputs are observable in the marketplace. Counterparty credit risk is not an input to the valuation because the Company has possession of collateral, in the form of cash or U.S. Treasury securities, in amounts equal to or exceeding the fair value of the interest rate swaps. The Company validates the counterparty valuations by comparing them to a valuation model provided by another third party service.

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

The following table summarizes quantitative information about Level 3 unobservable inputs as of June 30, 2012:

Asset	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities	Discounted cash flow	Constant prepayment rate (Annual)	15% - 20%	18%
		Yield premium for illiquidity	2%	2%

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

Senior Notes – As of June 30, 2012, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.357 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.342 billion. As of September 30, 2011, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.340 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.337 billion.

8. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net income	$153,829	$157,395	$442,488	$474,102

Weighted average shares outstanding - basic	547,682	570,287	548,673	573,034
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	5,361	6,497	5,564	6,134

Weighted average shares outstanding - diluted (1)	553,043	576,784	554,237	579,168

Earnings per share - basic	$0.28	$0.28	$0.81	$0.83
Earnings per share - diluted	$0.28	$0.27	$0.80	$0.82

(1)	The Company excluded from the calculation of diluted earnings per share 2.5 million and 0.2 million shares underlying stock-based compensation awards for the three months ended June 30, 2012 and 2011, respectively, and 2.5 million and 1.0 million shares underlying stock-based compensation awards for the nine months ended June 30, 2012 and 2011, respectively, because their inclusion would have been antidilutive.

9. COMPREHENSIVE INCOME

Comprehensive income is as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net income	$153,829	$157,395	$442,488	$474,102

Other comprehensive income:
Net unrealized investment gains (losses)	32	(2)	36	(1)
Foreign currency translation adjustment	(16)	21	26	161

Total other comprehensive income	16	19	62	160

Comprehensive income	$153,845	$157,414	$442,550	$474,262

10. RELATED PARTY TRANSACTIONS

Transactions with TD and Affiliates

As a result of the acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.2% of the Company’s common stock as of June 30, 2012, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

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

The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. As of June 30, 2012, neither the Company nor TD has exercised its termination rights. The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio and (b) floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the fixed-rate investments in the IDA portfolio, subject to the approval of the Depository Institutions. As of June 30, 2012, the IDA portfolio was comprised of approximately 92% fixed rate investments and 8% floating rate investments.

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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in thousands):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2012	2011	2012	2011
Insured Deposit Account Agreement	Insured deposit account fees	$206,339	$196,817	$620,590	$562,759
Mutual Fund Agreements	Investment product fees	1,136	1,418	2,785	7,290
Referral and Strategic Alliance Agreement	Various	2,480	1,223	5,446	2,909
Securities borrowing and lending, net	Net interest revenue	694	895	2,162	3,167
TD Waterhouse Canada Order Routing Agreement	Other revenues	561	574	1,896	1,989
TD Waterhouse UK Servicing Agreement	Commissions and transaction fees	105	116	331	365

Total revenues		$211,315	$201,043	$633,210	$578,479

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2012	2011	2012	2011
Canadian Call Center Services Agreement	Professional services	$4,394	$4,525	$13,398	$13,521
Certificates of Deposit Brokerage Agreement	Advertising	—	—	1,095	1,845
Cash Management Services Agreement	Clearing and execution costs	399	216	1,154	644
Referral and Strategic Alliance Agreement	Various	138	449	868	1,508

Total expenses		$4,931	$5,190	$16,515	$17,518

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in thousands):

	June 30,	September 30,
	2012	2011
Assets:
Receivable from brokers, dealers and clearing organizations	$367	$206
Receivable from affiliates	81,525	92,963

Liabilities:
Payable to brokers, dealers and clearing organizations	$84,285	$87,771
Payable to affiliates	4,288	3,912

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

11. SUBSEQUENT EVENT

On August 6, 2012, the Company entered into a securities purchase agreement with Knight Capital Group, Inc. (“Knight”). Under the agreement, the Company purchased 40,000 shares of Knight 2% convertible preferred stock for $40 million in cash. Each preferred share will be convertible to 666.667 shares of Knight Class A common stock, subject to regulatory approvals and customary anti-dilution adjustments. This conversion ratio equates to an effective price of $1.50 per Knight common share. Assuming the conversion of all Knight convertible preferred stock to common stock, the Company estimates that it would own approximately 7% of Knight’s common stock following such conversion. The Company has classified its Knight shares as available-for-sale securities.

The Company clears its clients’ futures transactions on an omnibus account basis through a subsidiary of Knight. The Company also routes certain client orders for equities and other securities to Knight subsidiaries for execution.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes are jointly and severally and fully and unconditionally guaranteed by TD Ameritrade Online Holdings Corp. (“TDAOH”), a wholly-owned subsidiary of the Company. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$183,300	$6,041	$720,425	$—	$909,766
Short-term investments	126,083	—	3,536	—	129,619
Cash and investments segregated in compliance with federal regulations	—	—	3,546,772	—	3,546,772
Receivable from brokers, dealers and clearing organizations	—	—	1,053,066	—	1,053,066
Receivable from clients, net	—	—	8,738,710	—	8,738,710
Investments in subsidiaries	5,437,038	5,226,221	548,478	(11,211,737)	—
Receivable from affiliates	13,521	4,084	77,488	(13,568)	81,525
Goodwill	—	—	2,466,967	—	2,466,967
Acquired intangible assets, net	—	145,674	809,400	—	955,074
Other, net	144,887	5,599	913,518	(31,618)	1,032,386

Total assets	$5,904,829	$5,387,619	$18,878,360	$(11,256,923)	$18,913,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,184,238	$—	$2,184,238
Payable to clients	—	—	10,099,387	—	10,099,387
Accounts payable and accrued liabilities	222,781	—	334,514	(5,564)	551,731
Payable to affiliates	15	—	17,841	(13,568)	4,288
Long-term debt	1,341,644	—	—	—	1,341,644
Other	—	49,289	368,973	(26,054)	392,208

Total liabilities	1,564,440	49,289	13,004,953	(45,186)	14,573,496

Stockholders’ equity	4,340,389	5,338,330	5,873,407	(11,211,737)	4,340,389

Total liabilities and stockholders’ equity	$5,904,829	$5,387,619	$18,878,360	$(11,256,923)	$18,913,885

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

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2012

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenues	$14,678	$—	$667,225	$(14,638)	$667,265
Operating expenses	12,006	3	415,757	(14,638)	413,128

Operating income (loss)	2,672	(3)	251,468	—	254,137
Other expense (income)	7,414	—	(354)	—	7,060

Income (loss) before income taxes and equity in income of subsidiaries	(4,742)	(3)	251,822	—	247,077
Provision for (benefit from) income taxes	(1,307)	(1)	94,556	—	93,248

Income (loss) before equity in income of subsidiaries	(3,435)	(2)	157,266	—	153,829
Equity in income of subsidiaries	157,264	148,452	8,403	(314,119)	—

Net income	$153,829	$148,450	$165,669	$(314,119)	$153,829

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2011

(Unaudited)

(In thousands)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenues	$5,720	$60	$684,781	$(5,779)	$684,782
Operating expenses	6,178	47	421,797	(5,779)	422,243

Operating income (loss)	(458)	13	262,984	—	262,539
Other expense (income)	8,426	—	(75)	—	8,351

Income (loss) before income taxes and equity in income of subsidiaries	(8,884)	13	263,059	—	254,188
Provision for (benefit from) income taxes	(2,746)	5	99,534	—	96,793

Income (loss) before equity in income of subsidiaries	(6,138)	8	163,525	—	157,395
Equity in income of subsidiaries	163,533	169,238	9,580	(342,351)	—

Net income	$157,395	$169,246	$173,105	$(342,351)	$157,395

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED JUNE 30, 2012

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
Net revenues	$28,193	$1	$1,993,760	$(28,155)	$1,993,799

Operating expenses	25,345	9	1,294,830	(28,155)	1,292,029

Operating income (loss)	2,848	(8)	698,930	—	701,770

Other expense (income)	22,133	—	(755)	—	21,378

Income (loss) before income taxes and equity in income of subsidiaries	(19,285)	(8)	699,685	—	680,392
Provision for (benefit from) income taxes	(17,251)	(902)	256,057	—	237,904

Income (loss) before equity in income of subsidiaries	(2,034)	894	443,628	—	442,488
Equity in income of subsidiaries	444,522	433,889	24,610	(903,021)	—

Net income	$442,488	$434,783	$468,238	$(903,021)	$442,488

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

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2012

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by operating activities	$30,408	$871	$349,856	$381,135

Cash flows from investing activities:
Purchase of property and equipment	—	—	(121,135)	(121,135)
Purchase of short-term investments	(126,506)	—	(1,034)	(127,540)
Other, net	—	—	2,318	2,318

Net cash used in investing activities	(126,506)	—	(119,851)	(246,357)

Cash flows from financing activities:
Purchase of treasury stock	(176,848)	—	—	(176,848)
Payment of cash dividends	(98,859)	—	—	(98,859)
Other, net	22,768	—	(4,065)	18,703

Net cash used in financing activities	(252,939)	—	(4,065)	(257,004)

Intercompany investing and financing activities, net	438,868	(2,000)	(436,868)	—

Effect of exchange rate changes on cash and cash equivalents	—	—	29	29

Net increase (decrease) in cash and cash equivalents	89,831	(1,129)	(210,899)	(122,197)

Cash and cash equivalents at beginning of period	93,469	7,170	931,324	1,031,963

Cash and cash equivalents at end of period	$183,300	$6,041	$720,425	$909,766

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2011

(Unaudited)

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
Net cash provided by operating activities	$32,904	$4,426	$770,109	$807,439

Cash flows from investing activities:
Purchase of property and equipment	—	—	(109,904)	(109,904)
Other, net	—	—	(2,626)	(2,626)

Net cash used in investing activities	—	—	(112,530)	(112,530)

Cash flows from financing activities:
Purchase of treasury stock	(144,245)	—	—	(144,245)
Return of prepayment on structured stock repurchase	118,834	—	—	118,834
Payment of cash dividends	(85,936)	—	—	(85,936)
Other, net	11,580	—	(13,151)	(1,571)

Net cash used in financing activities	(99,767)	—	(13,151)	(112,918)

Intercompany investing and financing activities, net	115,944	(5,000)	(110,944)	—

Effect of exchange rate changes on cash and cash equivalents	—	—	163	163

Net increase (decrease) in cash and cash equivalents	49,081	(574)	533,647	582,154

Cash and cash equivalents at beginning of period	67,033	25,058	649,401	741,492

Cash and cash equivalents at end of period	$116,114	$24,484	$1,183,048	$1,323,646

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

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the average yield earned on insured deposit account assets; our migration of client cash balances into the insured deposit account offering; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.

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

Activity rate – funded accounts — Average client trades per day during the period divided by the average number of funded accounts during the period.

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

Client cash and money market assets – The sum of all client cash balances, including client credit balances and client cash balances swept into insured deposit accounts or money market mutual funds.

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

Daily average revenue trades (“DARTs”) – Total trades divided by the number of trading days in the period. This metric is also known as average client trades per day.

EBITDA — EBITDA (earnings before interest, taxes, depreciation and amortization) is a non-GAAP financial measure. We consider EBITDA to be an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our holding company’s senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

EPS excluding amortization of intangible assets – Earnings per share (“EPS”) excluding amortization of intangible assets is a non-GAAP financial measure. We define EPS excluding amortization of intangible assets as earnings (loss) per share, adjusted to remove the after-tax effect of amortization of acquired intangible assets. We consider EPS excluding amortization of intangible assets an important measure of our financial performance. Amortization of acquired intangible assets is excluded because we believe it is not indicative of underlying business performance. EPS excluding amortization of intangible assets should be considered in addition to, rather than as a substitute for, GAAP earnings per share.

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

Funded accounts – All open client accounts with a total liquidation value greater than zero.

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

Interest rate-sensitive assets – Consist of spread-based assets and client cash invested in money market mutual funds.

Investment product fees – Revenues earned on fee-based investment balances. Investment product fees include fees earned on money market mutual funds, other mutual funds and through Company programs such as AdvisorDirect® and AmerivestTM.

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

Liquid assets – management target — “Liquid assets – management target” is a non-GAAP financial measure. We define “liquid assets – management target” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in “liquid assets – management target,” rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (c) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. “Liquid assets – management target” is based on more conservative measures of broker-dealer net capital than “liquid assets – regulatory threshold” (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider “liquid assets – management target” to be a measure that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. “Liquid assets – regulatory threshold” is a related metric that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.

Liquid assets – regulatory threshold — “Liquid assets – regulatory threshold” is a non-GAAP financial measure. We define “liquid assets – regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in “liquid assets – regulatory threshold,” rather than simply including broker-dealer and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust company subsidiaries to the parent company. We consider “liquid assets – regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. “Liquid assets – management target” is a related metric that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.

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

Net new assets – Consists of total client asset inflows, less total client asset outflows, excluding activity from business combinations. Client asset inflows include interest and dividend payments and exclude changes in client assets due to market fluctuations. Net new assets are measured based on the market value of the assets as of the date of the inflows and outflows.

Net new asset growth rate (annualized) – Annualized net new assets as a percentage of client assets as of the beginning of the period.

New accounts – The number of new client accounts (funded and unfunded) opened in a specified period.

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

Securities borrowing – We borrow securities temporarily from other broker-dealers in connection with our broker-dealer business. We deposit cash as collateral for the securities borrowed, and generally earn interest revenue on the cash deposited with the counterparty.

Securities lending – We loan securities temporarily to other broker-dealers in connection with our broker-dealer business. We receive cash as collateral for the securities loaned, and generally incur interest expense on the cash deposited with us.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended June 30,				Nine months ended June 30,
	2012		2011		2012		2011
		% of Net		% of Net		% of Net		% of Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$295,412	44.3%	$302,101	44.1%	$824,063	41.3%	$900,483	43.7%
Less:
Depreciation and amortization	(18,334)	(2.7%)	(16,914)	(2.5%)	(53,015)	(2.7%)	(49,629)	(2.4%)
Amortization of acquired intangible assets	(22,941)	(3.4%)	(24,083)	(3.5%)	(69,278)	(3.5%)	(72,747)	(3.5%)
Interest on borrowings	(7,060)	(1.1%)	(6,916)	(1.0%)	(21,378)	(1.1%)	(25,227)	(1.2%)
Provision for income taxes	(93,248)	(14.0%)	(96,793)	(14.1%)	(237,904)	(11.9%)	(278,778)	(13.5%)

Net income	$153,829	23.1%	$157,395	23.0%	$442,488	22.2%	$474,102	23.0%

Our EBITDA decreased 8% for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, primarily due to a 3% decrease in net revenues and a 1% increase in operating expenses. The decrease in net revenues was due primarily to a decrease of 33 basis points in net interest margin earned on spread-based balances, a 6% decrease in total client trades and a 3% decrease in average commissions and transaction fees per trade, partially offset by the effects of a 22% increase in average spread-based balances and a 14% increase in other fee-based investment balances. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the nine months ended June 30, 2012, asset-based revenues and transaction-based revenues accounted for 55% and 42% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended			Nine months ended
	June 30,		Increase/ (Decrease)	June 30,		Increase/ (Decrease)
	2012	2011		2012	2011
Avg. interest-earning assets (excluding conduit business)	$14,850	$14,034	$816	$14,658	$13,547	$1,111
Avg. insured deposit account balances	58,981	48,590	10,391	58,709	46,705	12,004

Avg. spread-based balances	$73,831	$62,624	$11,207	$73,367	$60,252	$13,115

Net interest revenue (excluding conduit business)	$118.3	$131.2	$(12.9)	$334.2	$368.1	$(33.9)
Insured deposit account fee revenue	206.3	196.8	9.5	620.6	562.8	57.8

Spread-based revenue	$324.6	$328.0	$(3.4)	$954.8	$930.9	$23.9

Avg. annualized yield - interest-earning assets (excluding conduit business)	3.15%	3.70%	(0.55%)	3.00%	3.58%	(0.58%)
Avg. annualized yield - insured deposit account fees	1.38%	1.60%	(0.22%)	1.39%	1.59%	(0.20%)
Net interest margin (NIM)	1.74%	2.07%	(0.33%)	1.71%	2.04%	(0.33%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which, exclusive of the conduit business, is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Nine months ended
	June 30,		Increase/ (Decrease)	June 30,		Increase/ (Decrease)
	2012	2011		2012	2011
Segregated cash	$1.0	$0.4	$0.6	$2.4	$2.2	$0.2
Client margin balances	91.2	103.4	(12.2)	257.5	295.2	(37.7)
Securities borrowing (excluding conduit business)	27.2	28.1	(0.9)	77.4	73.0	4.4
Other cash and interest-earning investments	0.3	0.1	0.2	1.0	0.8	0.2
Client credit balances	(0.2)	(0.4)	0.2	(1.0)	(1.3)	0.3
Securities lending (excluding conduit business)	(1.2)	(0.4)	(0.8)	(3.1)	(1.8)	(1.3)

Net interest revenue (excluding conduit business)	118.3	131.2	(12.9)	334.2	368.1	(33.9)

Securities borrowing - conduit business	0.3	0.3	—	0.5	0.7	(0.2)
Securities lending - conduit business	(0.2)	(0.2)	—	(0.3)	(0.4)	0.1

Net interest revenue	$118.4	$131.3	$(12.9)	$334.4	$368.4	$(34.0)

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
Segregated cash	$4,037	$2,871	41%	$4,577	$3,046	50%
Client margin balances	8,731	9,469	(8%)	8,119	8,849	(8%)
Securities borrowing (excluding conduit business)	510	485	5%	484	500	(3%)
Other cash and interest-earning investments	1,572	1,209	30%	1,478	1,152	28%

Interest-earning assets (excluding conduit business)	14,850	14,034	6%	14,658	13,547	8%
Securities borrowing - conduit business	369	329	12%	264	323	(18%)

Interest-earning assets	$15,219	$14,363	6%	$14,922	$13,870	8%

Client credit balances	$9,139	$8,656	6%	$9,341	$8,366	12%
Securities lending (excluding conduit business)	1,932	1,757	10%	1,683	1,654	2%

Interest-bearing liabilities (excluding conduit business)	11,071	10,413	6%	11,024	10,020	10%
Securities lending - conduit business	369	329	12%	264	323	(18%)

Interest-bearing liabilities	$11,440	$10,742	6%	$11,288	$10,343	9%

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Nine months ended		Net Yield
	June 30,		Increase/	June 30,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Segregated cash	0.10%	0.05%	0.05%	0.07%	0.09%	(0.02%)
Client margin balances	4.13%	4.32%	(0.19%)	4.17%	4.40%	(0.23%)
Other cash and interest-earning investments	0.06%	0.06%	0.00%	0.09%	0.10%	(0.01%)
Client credit balances	(0.01%)	(0.02%)	0.01%	(0.01%)	(0.02%)	0.01%
Net interest revenue (excluding conduit business)	3.15%	3.70%	(0.55%)	3.00%	3.58%	(0.58%)
Securities borrowing - conduit business	0.30%	0.31%	(0.01%)	0.24%	0.28%	(0.04%)
Securities lending - conduit business	(0.20%)	(0.25%)	0.05%	(0.14%)	(0.18%)	0.04%
Net interest revenue	3.08%	3.62%	(0.54%)	2.94%	3.50%	(0.56%)

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue			Fee Revenue
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Money market mutual fund	$1.1	$1.4	$(0.3)	$2.8	$7.3	$(4.5)
Other investment product fees	52.9	42.5	10.4	141.0	117.8	23.2

Total investment product fees	$54.0	$43.9	$10.1	$143.8	$125.1	$18.7

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
Money market mutual fund	$4,851	$8,761	(45%)	$5,189	$8,799	(41%)
Other fee-based investment balances	83,329	73,247	14%	78,457	68,820	14%

Total fee-based investment balances	$88,180	$82,008	8%	$83,646	$77,619	8%

	Average Annualized Yield			Average Annualized Yield
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Money market mutual fund	0.09%	0.06%	0.03%	0.07%	0.11%	(0.04%)
Other investment product fees	0.25%	0.23%	0.02%	0.24%	0.23%	0.01%
Total investment product fees	0.24%	0.21%	0.03%	0.23%	0.21%	0.02%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Nine months ended
	June 30,		% Change	June 30,		% Change
	2012	2011		2012	2011
Total trades (in millions)	22.39	23.29	(4%)	69.39	74.14	(6%)
Average commissions and transaction fees per trade (1)	$11.88	$12.08	(2%)	$11.98	$12.30	(3%)
Average client trades per day	355,449	369,716	(4%)	370,081	393,297	(6%)
Average client trades per funded account (annualized)	15.5	16.7	(7%)	16.3	18.0	(9%)
Activity rate - funded accounts	6.2%	6.6%	(6%)	6.5%	7.1%	(8%)
Trading days	63.0	63.0	0%	187.5	188.5	(1%)

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Nine months ended
	June 30,		% Change	June 30,		% Change
	2012	2011		2012	2011
New accounts opened	171,000	154,000	11%	494,000	495,000	(0%)

Funded accounts (beginning of period)	5,703,000	5,547,000	3%	5,617,000	5,455,000	3%
Funded accounts (end of period)	5,736,000	5,592,000	3%	5,736,000	5,592,000	3%
Percentage change during period	1%	1%		2%	3%

Client assets (beginning of period, in billions)	$452.4	$412.3	10%	$378.7	$354.8	7%
Client assets (end of period, in billions)	$445.0	$413.7	8%	$445.0	$413.7	8%
Percentage change during period	(2%)	0%		18%	17%

Net new assets (in billions)	$9.7	$7.9	23%	$30.7	$29.1	5%

Net new assets annualized growth rate(1)	9%	8%		11%	11%

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data

The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended			Nine months ended
	June 30,		% Change	June 30,		% Change
	2012	2011		2012	2011
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$266.1	$281.6	(6%)	$831.5	$912.6	(9%)

Asset-based revenues:
Interest revenue	120.0	132.3	(9%)	338.9	372.0	(9%)
Brokerage interest expense	(1.6)	(1.1)	53%	(4.5)	(3.6)	25%

Net interest revenue	118.4	131.3	(10%)	334.4	368.4	(9%)

Insured deposit account fees	206.3	196.8	5%	620.6	562.8	10%
Investment product fees	54.0	43.9	23%	143.8	125.1	15%

Total asset-based revenues	378.7	372.0	2%	1,098.8	1,056.2	4%

Other revenues	22.4	31.2	(28%)	63.5	90.4	(30%)

Net revenues	667.3	684.8	(3%)	1,993.8	2,059.2	(3%)

Operating expenses:
Employee compensation and benefits	176.5	168.6	5%	523.4	500.6	5%
Clearing and execution costs	21.9	22.6	(3%)	66.1	71.6	(8%)
Communications	28.5	27.1	5%	83.3	81.8	2%
Occupancy and equipment costs	36.3	36.3	0%	111.3	104.7	6%
Depreciation and amortization	18.3	16.9	8%	53.0	49.6	7%
Amortization of acquired intangible assets	22.9	24.1	(5%)	69.3	72.7	(5%)
Professional services	39.7	42.9	(7%)	128.9	123.3	5%
Advertising	50.2	48.1	4%	190.4	204.1	(7%)
Other	18.7	35.7	(47%)	66.3	71.3	(7%)

Total operating expenses	413.1	422.2	(2%)	1,292.0	1,279.7	1%

Operating income	254.1	262.5	(3%)	701.8	779.5	(10%)

Other expense:
Interest on borrowings	7.1	6.9	2%	21.4	25.2	(15%)
Loss on debt refinancing	—	1.4	(100%)	—	1.4	(100%)

Total other expense	7.1	8.4	(15%)	21.4	26.7	(20%)

Pre-tax income	247.1	254.2	(3%)	680.4	752.9	(10%)
Provision for income taxes	93.2	96.8	(4%)	237.9	278.8	(15%)

Net income	$153.8	$157.4	(2%)	$442.5	$474.1	(7%)

Other information:
Effective income tax rate	37.7%	38.1%		35.0%	37.0%
Average debt outstanding	$1,257.1	$1,264.1	(1%)	$1,258.0	$1,268.8	(1%)
Average interest rate incurred on borrowings	2.16%	1.97%		2.14%	2.40%

Note:	Details may not sum to totals and subtotals due to rounding differences. Change percentages are based on non-rounded Condensed Consolidated Statements of Income amounts.

Three-Month Periods Ended June 30, 2012 and 2011

Net Revenues

Commissions and transaction fees decreased 6% to $266.1 million, primarily due to lower client trades per day and lower average commissions and transaction fees per trade. Average client trades per day decreased 4% to 355,449 for the third quarter of fiscal 2012 compared to 369,716 for the third quarter of fiscal 2011. Average client trades per funded account (annualized) were 15.5 for the third quarter of fiscal 2012 compared to 16.7 for the third quarter of fiscal 2011. Average commissions and transaction fees per trade decreased to $11.88 for the third quarter of fiscal 2012 from $12.08 for the third quarter of fiscal 2011, primarily due to (1) a higher percentage of reduced commission trades, including negotiated rates for our active trader clients and promotional trades to attract new accounts and client assets, (2) lower average contracts per trade on option trades and (3) increased futures trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate payment for order flow revenue. These decreases were partially offset by higher payment for order flow revenue per trade during the third quarter of fiscal 2012.

Net interest revenue decreased 10% to $118.4 million, due primarily to an 8% decrease in average client margin balances and a decrease of 19 basis points in the average yield earned on client margin balances for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Insured deposit account fees increased 5% to $206.3 million, due primarily to a 21% increase in average client IDA balances, partially offset by a decrease of 22 basis points in the average yield earned on the IDA assets during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. We expect that, absent an increase in interest rates, the average yield earned on IDA assets will continue to decrease somewhat, as investments in the IDA portfolio mature and are reinvested at lower rates. The increased IDA balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was initially moved to client credit balances and was subsequently moved to insured deposit accounts during the third quarter of fiscal 2012. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on IDA balances than on money market mutual fund or client credit balances.

Investment product fees increased 23% to $54.0 million, primarily due to a 14% increase in average other fee-based investment balances and an increase of 2 basis points in the average yield earned on those balances.

Other revenues decreased 28% to $22.4 million, due primarily to lower client education revenue and decreased fees from processing corporate securities reorganizations in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Operating Expenses

Employee compensation and benefits expense increased 5% to $176.5 million, primarily due to higher stock-based compensation expense during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to the effect of retirement eligibility provisions in certain stock award agreements.

Professional services decreased 7% to $39.7 million, primarily due to lower usage of consulting and contract services during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Advertising expense increased 4% to $50.2 million, as increased retail advertising was mostly offset by decreased investor education promotion costs. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.

Other operating expenses decreased 47% to $18.7 million, primarily due to lower losses on disposal of property, client education travel and venue costs, and bad debt expense during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The third quarter of fiscal 2011 included $14.8 million of losses on disposal of property, primarily related to our decision to cease development of a new back office system, as well as technology assets written off related to exiting our Kansas City data center.

Other Expenses and Income Taxes

Loss on debt refinancing of $1.4 million during the third quarter of fiscal 2011 consisted of a charge to write off the unamortized balance of debt issuance costs associated with our holding company’s prior unsecured revolving credit facility under our November 25, 2009 amended and restated credit agreement. On June 28, 2011, our holding company replaced that facility with a new senior unsecured revolving credit facility.

Our effective income tax rate was 37.7% for the third quarter of fiscal 2012, compared to 38.1% for the third quarter of fiscal 2011. We expect our effective income tax rate to approximate 38% for the remainder of fiscal 2012, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

Nine-Month Periods Ended June 30, 2012 and 2011

Net Revenues

Commissions and transaction fees decreased 9% to $831.5 million, primarily due to decreased client trading activity and lower average commissions and transaction fees per trade. Average client trades per day decreased 6% to 370,081 for the first nine months of fiscal 2012 compared to 393,297 for the first nine months of fiscal 2011, and there was one less trading day during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Average client trades per funded account (annualized) were 16.3 for the first nine months of fiscal 2012 compared to 18.0 for the first nine months of fiscal 2011. Average commissions and transaction fees per trade decreased to $11.98 for the first nine months of fiscal 2012 from $12.30 for the first nine months of fiscal 2011, primarily due to (1) a higher percentage of reduced commission trades, including negotiated rates for our active trader clients and promotional trades to attract new accounts and client assets, (2) lower average contracts per trade on option trades and (3) increased futures and foreign exchange trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate payment for order flow revenue. These decreases were partially offset by higher payment for order flow revenue per trade during the first nine months of fiscal 2012.

Net interest revenue decreased 9% to $334.4 million, due primarily to an 8% decrease in average client margin balances and a decrease of 23 basis points in the average yield earned on client margin balances, partially offset by a $3.0 million increase in net interest revenue from our securities borrowing/lending program for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Insured deposit account fees increased 10% to $620.6 million, due primarily to a 26% increase in average client IDA balances, partially offset by a decrease of 20 basis points in the average yield earned on the IDA assets during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The increased IDA balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was initially moved to client credit balances and was subsequently moved to insured deposit accounts during the third quarter of fiscal 2012.

Investment product fees increased 15% to $143.8 million, primarily due to a 14% increase in average other fee-based investment balances and an increase of 1 basis point in the average yield earned on those balances, partially offset by a 41% decrease in average client money market mutual fund balances in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above.

Other revenues decreased 30% to $63.5 million, due primarily to lower client education revenue and decreased fees from processing corporate securities reorganizations for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, and the effect of $3.7 million of net gains on auction rate securities in the first nine months of fiscal 2011.

Operating Expenses

Employee compensation and benefits expense increased 5% to $523.4 million, primarily due to higher average headcount during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 and higher stock-based compensation expense during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due to the effect of retirement eligibility provisions in certain stock award agreements. The average number of full-time equivalent employees was 5,427 for the first nine months of fiscal 2012 compared to 5,307 for the first nine months of fiscal 2011.

Clearing and execution costs decreased 8% to $66.1 million primarily due to a decrease in outsourced clearing fees for our thinkorswim business during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. We completed the thinkorswim clearing conversion during the fourth quarter of fiscal 2011.

Occupancy and equipment costs increased 6% to $111.3 million primarily due to upgrades to our technology infrastructure and facilities.

Professional services increased 5% to $128.9 million, primarily due to higher usage of consulting and contract services in connection with lean process improvement initiatives during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Advertising expense decreased 7% to $190.4 million primarily due to lower investor education promotion costs during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Other operating expenses decreased 7% to $66.3 million, primarily due to lower losses on disposal of property and client education travel and venue costs, partially offset by higher bad debt and arbitration expenses during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The first nine months of fiscal 2012 included $7.4 million of losses on disposal of property, primarily related to our discontinued use of certain software and hardware during the second quarter of fiscal 2012. The first nine months of fiscal 2011 included $16.7 million of losses on disposal of property, primarily related to our decision to cease development of a new back office system, as well as technology assets written off related to exiting our Kansas City data center.

Other Expenses and Income Taxes

Interest on borrowings decreased 15% to $21.4 million, due primarily to lower average interest rates incurred on our debt during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The average interest rate incurred on our debt was 2.14% for the first nine months of fiscal 2012, compared to 2.40% for the first nine months of fiscal 2011. The lower average interest rate incurred on our debt during the first nine months of fiscal 2012 was primarily due to the effect of the fixed-for-variable interest rate swap on our $500 million 5.600% Senior Notes due 2019 entered into on January 7, 2011. We incur variable interest under this interest rate swap at a rate equal to three-month LIBOR plus 2.3745%, or approximately 2.84% as of June 30, 2012.

Loss on debt refinancing of $1.4 million during the first nine months of fiscal 2011 consisted of a charge to write off the unamortized balance of debt issuance costs associated with our holding company’s prior unsecured revolving credit facility under our November 25, 2009 amended and restated credit agreement. On June 28, 2011, our holding company replaced that facility with a new senior unsecured revolving credit facility.

Our effective income tax rate was 35.0% for the first nine months of fiscal 2012, compared to 37.0% for the first nine months of fiscal 2011. The effective tax rate for the first nine months of fiscal 2012 was significantly lower than normal primarily due to $18.5 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the nine months ended June 30, 2012 by approximately three cents per share. The effective tax rate for the first nine months of fiscal 2011 was somewhat lower than normal due to $5.5 million of favorable resolutions of state income tax matters and $1.2 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for the first nine months of fiscal 2011 by approximately one cent per share.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.

We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2012 were financed primarily from our subsidiaries’ earnings and cash on hand. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2012 primarily from our subsidiaries’ earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities.

Dividends from our subsidiaries are the primary source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”) and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.

Broker-dealer Subsidiaries

Our broker-dealer subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the “Exchange Act”), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For clearing broker-dealers, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on each broker-dealer’s “aggregate debits,” which primarily are a function of client margin balances at our clearing broker-dealer subsidiary. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to broker-dealer subsidiaries, if necessary, to meet minimum net capital requirements.

Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act, are typically referred to as “early warning” net capital thresholds. As of June 30, 2012, our clearing and introducing broker-dealer subsidiaries had $1,288 million and $218 million of net capital, respectively, which exceeded the early warning net capital thresholds by $782 million and $212 million, respectively.

Our clearing broker-dealer subsidiary, TD Ameritrade Clearing, Inc. (“TDAC”), engages in such activities as settling client securities transactions with clearinghouses, extending credit to clients through margin lending, securities lending and borrowing transactions and processing client cash sweep transactions to and from insured deposit accounts and money market mutual funds. These types of broker-dealer activities require active daily liquidity management.

Most of TDAC’s assets are readily convertible to cash, consisting primarily of cash and investments segregated for the exclusive benefit of clients, receivables from clients and receivables from brokers, dealers and clearing organizations. Cash and investments segregated for the exclusive benefit of clients may be held in cash, reverse repurchase agreements (collateralized by U.S. Treasury securities), U.S. Treasury securities and other qualified securities. Receivables from clients consist of margin loans, which are demand loan obligations secured by readily marketable securities. Receivables from brokers, dealers and clearing organizations primarily arise from current open transactions, which usually settle or can be settled within a few business days.

TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. As of June 30, 2012, TDAC had $173 million of cash deposited with clearing organizations for the clearing of client equity and option trades.

TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $10.0 billion as of June 30, 2012. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. At June 30, 2012, TDAC had $3.5 billion of cash and investments segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3.

For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. There were no borrowings outstanding on this facility as of June 30, 2012.

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

We define “liquid assets—management target” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). “Liquid assets – management target” is based on more conservative measures of broker-dealer net capital than “liquid assets – regulatory threshold” (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider “liquid assets—management target” to be a measure that reflects our liquidity that would be readily available for corporate investing or financing activities under normal operating circumstances.

We define “liquid assets—regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. For more information about the regulatory capital requirements of our broker-dealer and trust subsidiaries, please see Note 5 – CAPITAL REQUIREMENTS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. We consider “liquid assets—regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in thousands):

	Liquid Assets -			Liquid Assets -
	Management Target			Regulatory Threshold
	Jun. 30,	Sept. 30,		Jun. 30,	Sept. 30,
	2012	2011	Change	2012	2011	Change
Cash and cash equivalents	$909,766	$1,031,963	$(122,197)	$909,766	$1,031,963	$(122,197)
Less: Broker-dealer cash and cash equivalents	(386,693)	(656,206)	269,513	(386,693)	(656,206)	269,513
Trust company cash and cash equivalents	(74,230)	(108,587)	34,357	(74,230)	(108,587)	34,357
Investment advisory cash and cash equivalents	(24,470)	(7,184)	(17,286)	(24,470)	(7,184)	(17,286)

Corporate cash and cash equivalents	424,373	259,986	164,387	424,373	259,986	164,387

Plus: Corporate short-term investments	126,083	—	126,083	126,083	—	126,083
Excess trust company Tier 1 capital	—	—	—	9,849	8,555	1,294
Excess broker-dealer regulatory net capital	442,868	591,902	(149,034)	993,528	1,138,972	(145,444)

Liquid assets	$993,324	$851,888	$141,436	$1,553,833	$1,407,513	$146,320

The increase in liquid assets is summarized as follows (dollars in thousands):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2011	$851,888	$1,407,513

Plus: EBITDA(1)	824,063	824,063
Proceeds from exercise of stock options	5,061	5,061
Other investing activities	1,854	1,854

Less: Income taxes paid	(213,831)	(213,831)
Interest paid	(25,396)	(25,396)
Purchase of property and equipment	(121,135)	(121,135)
Purchase of investments	(536)	(536)
Purchase of treasury stock	(176,848)	(176,848)
Principal payments on capital lease obligations	(4,065)	(4,065)
Payment of cash dividends	(98,859)	(98,859)
Additional net capital requirement due to increase in aggregate debits	(17,077)	(8,538)
Other changes in working capital and regulatory net capital	(31,795)	(35,450)

Liquid assets as of June 30, 2012	$993,324	$1,553,833

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

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

On October 20, 2011, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During the third quarter of fiscal 2012, we repurchased approximately 2.5 million shares at a weighted average purchase price of $17.77 per share. From the inception of the stock repurchase authorization through June 30, 2012, we have repurchased approximately 3.3 million shares at a weighted average purchase price of $18.07 per share. As of June 30, 2012, we had approximately 26.7 million shares remaining on the stock repurchase authorization.

Cash Dividends

Our board of directors declared a $0.06 per share quarterly cash dividend on our common stock during each quarter of fiscal 2012. We paid a total of $98.9 million to fund the dividends for the first three quarters of fiscal 2012. We expect to pay approximately $33 million on August 14, 2012 to fund the fourth quarter dividend.

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

OFF-BALANCE SHEET ARRANGEMENTS

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “Guarantees” under Note 6 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 10 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our revenues (31% of our net revenues for the nine months ended June 30, 2012) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to maintain a bank charter.

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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2012 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $100 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $44 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
April 1, 2012 – April 30, 2012	667,346	$18.86	650,000	28,575,000
May 1, 2012 – May 31, 2012	1,527,640	$17.57	1,525,000	27,050,000
June 1, 2012 – June 30, 2012	432,238	$16.56	300,000	26,750,000

Total – Three months ended June 30, 2012	2,627,224	$17.73	2,475,000	26,750,000

On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal 2012.

During the quarter ended June 30, 2012, 152,224 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

Dated: August 8, 2012

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)