Form 10-K
period 2012-09-30
TD AMERITRADE HOLDING CORP
filed 2012-11-26
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

(402) 331-7856

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock — $0.01 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.2 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 30, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 9, 2012 was 545,360,101 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

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

•

Continue to differentiate our offerings through innovative technologies and service enhancements.    We have been an innovator in our industry over our 37-year history. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by tailoring our features and functionality to meet their specific needs.

•	Leverage the TD Ameritrade brand. We believe that we have a superior brand identity and that our advertising has established TD Ameritrade as a leading brand in the retail brokerage market.

•

Continue to pursue growth through acquisitions.    When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities.

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

Client Offerings

We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:

•

TD Ameritrade® is our core offering for self-directed retail investors. We offer sophisticated tools and services, including mobile trading applications, Trade Architect®, SnapTicket,TM Trade Triggers,TM QuoteScope,TM Market Motion Detector and WealthRuler.TM We offer futures and foreign exchange trading to TD Ameritrade brokerage clients through our “thinkorswim from TD Ameritrade” desktop application. We offer TD Ameritrade ApexTM for clients who place an average of five trades per month over a three-month period or maintain a total account value of at least $100,000. Apex clients receive free access to services that are normally available on a paid subscription basis, as well as access to exclusive services and content.

•

TD Ameritrade Institutional is a leading provider of comprehensive brokerage and custody services to more than 4,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to grow and manage their practices more effectively and efficiently while optimizing time with clients. Additionally, TD Ameritrade Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses and do the best possible job they can to help their clients with their financial goals.

•

thinkorswim by TD Ameritrade provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim platforms have easy-to-use interfaces, sophisticated analytical and research tools, and fast and efficient order execution for complex trading strategies. thinkorswim clients trade a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange, exchange-traded funds (“ETFs”), mutual funds and fixed income.

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

•

AmerivestTM is an online advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on our proprietary automated five-step process centered on an investor’s goals and risk tolerance.

•

TD Ameritrade Corporate Services provides self-directed brokerage services to employees of corporations, either directly in partnership with the employer or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants. Trust and custody services are also offered to a wide range of plan types through our TD Ameritrade Trust Company subsidiary.

Products and Services

We strive to provide the best value of retail brokerage services to our clients. The products and services available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks, American Depository Receipts and closed-end funds traded on any United States exchange or quotation system.

•

Exchange-Traded Funds.    ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except that they trade on an exchange like stocks. Our ETF Market Center offers our clients over 100 commission-free ETFs, each of which has been selected by independent experts at Morningstar Associates. Trades in these ETFs are commission-free, provided the funds are held for 30 days or longer. Our website includes an ETF screener, along with independent research and commentary to assist investors in their decision-making.

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

•	Fixed income. We offer our clients access to a variety of Treasury, corporate, government agency and municipal bonds, as well as certificates of deposit.

•	New and secondary issue securities. We offer primary and secondary offerings of fixed income securities, closed-end funds and preferred stock.

•	Margin lending. We extend credit to clients that maintain margin accounts.

•

Cash management services.    Through third-party banking relationships, we offer FDIC-insured deposit accounts and money market mutual funds to our clients as cash sweep alternatives. Through these relationships, we also offer free standard checking, free online bill pay and ATM services with unlimited ATM fee reimbursements at any machine nationwide.

•

Annuities.    To help RIAs meet increasing client demand for retirement income solutions, TD Ameritrade Institutional now offers access to a full range of competitively priced fixed and variable annuities from highly-rated insurance carriers.

We earn commissions and transaction fees on client trades in common and preferred stock, ETFs, closed-end funds, options, futures, foreign exchange, mutual funds and fixed income securities. Margin lending and the related securities lending business generate net interest revenue. Cash management services and fee-based mutual funds generate insured deposit account fees and investment product fee revenues. Other revenues include revenue from education services, miscellaneous securities brokerage fees and annuities. The following table presents the percentage of net revenues contributed by each class of similar services during the last three fiscal years:

	Percentage of Net Revenues Fiscal Year Ended September 30,
Class of Service	2012	2011	2010
Commissions and transaction fees	41.2%	44.5%	46.6%
Net interest revenue	17.0%	17.8%	16.5%
Insured deposit account fees	31.4%	27.6%	26.6%
Investment product fees	7.4%	6.0%	5.1%
Other revenues	3.0%	4.1%	5.2%

Net revenues	100.0%	100.0%	100.0%

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

We provide access to client service and support through the following means:

•

Websites.    Our websites provide basic information on how to use our services, as well as an in-depth education center that includes a guide to online investing and an encyclopedia of finance. “Ted”, our Virtual Investment Consultant, is a web tool that allows retail clients to interact with a virtual representative to ask questions regarding our products, tools and services.

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

We continue to make investments in technology and information systems. We have spent a significant amount of resources to increase capacity and improve speed, reliability and security. To provide for system continuity during potential power outages, we have equipped our data centers with uninterruptible power supply units and back-up generators.

Our trading platforms currently have the capacity to process approximately 1,500,000 trades per day. The greatest number of trades our clients have made in a single day is approximately 895,000.

Advertising and Marketing

We intend to continue to grow and increase our market share by advertising online, on television, in print and direct mail and on our own websites. We invest heavily in advertising programs designed to bring greater brand recognition to our services. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

Advertising for retail clients is generally conducted through websites, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications and use direct mail advertising. Advertising for institutional clients is significantly less than for retail clients and is generally conducted through highly-targeted media.

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

All of our securities brokerage-related communications with the public are regulated by the Financial Industry Regulatory Authority (“FINRA”). All of our futures brokerage-related communications with the public are regulated by the National Futures Association (“NFA”).

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

Regulation

The securities and futures industries are subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission (“SEC”) and to be members of FINRA. In addition, our introducing broker-dealer subsidiary (TD Ameritrade, Inc.) is registered with the Commodity Futures Trading Commission (“CFTC”) as a futures commission merchant and is a member of, and the corresponding services functions are regulated by, the NFA. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1) and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA. TD Ameritrade, Inc. is also subject to regulations under the Commodity Exchange Act, administered by the CFTC and NFA, including CFTC Regulation 1.17, which requires the maintenance of minimum net capital, and CFTC Regulation 1.20, which requires segregation of client funds.

Net capital rules are designed to protect securities clients, counterparties and creditors by requiring a broker-dealer to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels.

Certain of our subsidiaries are also registered as investment advisors under the Investment Advisers Act of 1940. We are also subject to regulation in all 50 states and the District of Columbia, including registration requirements. TD Ameritrade Trust Company is chartered in the state of Maine as a state-regulated non-depository trust company.

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

Credit Risk — Credit risk is the risk of loss resulting from failure of obligors to honor their payments. Our exposure to credit risk mainly arises from client margin lending and leverage activities, securities lending activities and other counterparty credit risks. For more information about our credit risk and how we manage it, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

Liquidity Risk — Liquidity risk is the risk of loss resulting from the inability to meet current and future cash flow needs. We actively monitor our liquidity position at the holding company and broker-dealer subsidiary levels. For more information, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

Employees

As of September 30, 2012, we had 5,312 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good. In April 2012, we surveyed our employees and found that 89% responded favorably to questions designed to measure employee engagement. This was the highest score we’ve ever achieved and placed above the norm for U.S. high-performance companies as measured by Towers Watson.

Financial Information about Segments and Geographic Areas

We primarily operate in the securities brokerage industry and have no other reportable segments. Substantially all of our revenues from external clients for the fiscal years ended September 30, 2012, 2011 and 2010 were derived from our operations in the United States.

Internet Address

Additional information concerning our business can be found on our website at www.amtd.com. We ask that interested parties visit or subscribe to newsfeeds at www.amtd.com for the most up-to-date corporate financial information, presentation announcements, transcripts and archives. Website links provided in this report, although correct when published, may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

We have exposure to interest rate risk.

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account arrangement with TD Bank USA, N.A. and TD Bank N.A., which are subject to interest rate risk. During fiscal 2009, the Federal Open Market Committee reduced the federal funds rate from 2.00% to between 0% and 0.25%, where it has remained. In addition, medium- to long-term interest rates have also decreased substantially since fiscal 2009. This lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in our voluntarily waiving fees on certain money market mutual funds in order to prevent our clients’ yields on such funds from becoming negative. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

Our brokerage operations have exposure to liquidity risk.

Maintaining adequate liquidity is crucial to our brokerage operations, including key functions such as transaction settlement and margin lending. Our liquidity needs to support interest-earning assets are primarily met by client cash balances or financing created from our securities lending activities. A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing, such as borrowings on our revolving credit facility. Our liquidity could be constrained if we are unable to obtain financing on acceptable terms, or at all, due to a variety of unforeseen market disruptions. Inability to meet our funding needs on a timely basis would have a material adverse effect on our business.

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

We receive and process trade orders through a variety of electronic channels, including the Internet, mobile trading applications and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service (“DDOS”) attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality following any of these events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS or spam attacks could cause our website to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.

The secure transmission of confidential information over public networks is a critical element of our operations. We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyberattacks increases. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.

We, along with the financial services industry in general, have experienced losses related to clients’ login and password information being compromised, generally caused by clients’ use of public computers or vulnerabilities of clients’ private computers and mobile devices. Also, in 2007, we discovered and eliminated unauthorized code from our computer systems that had allowed an unauthorized third party to retrieve client email addresses, names, addresses and phone numbers from an internal database. Following the incident, the company incurred significant remediation costs.

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers and hackers who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, financial responsibility under our security guarantee to reimburse clients for losses resulting from unauthorized activity in their accounts and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Aggressive competition could reduce our market share and harm our financial performance.

The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them at lower prices. There has been aggressive price competition in the industry, including various free trade offers. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including E*TRADE Financial Corporation, The Charles Schwab Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms, such as Merrill Lynch and Morgan Stanley Smith Barney, as well as from financial institutions, mutual fund sponsors and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.

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

We rely on a number of external service providers for certain key technology, processing, service and support functions. These include the services of other broker-dealers, market makers, exchanges and clearinghouses to execute and settle client orders. We contract with external providers for futures and foreign exchange clearing and related back-office services. External content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients. These service providers face technological and operational risks of their own. Any significant failures by them, including improper use or disclosure of our confidential client, employee or company information, could interrupt our business, cause us to incur losses and harm our reputation.

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

Risk Factors Relating to the Regulatory Environment

Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. Additional rulemaking or legislative action could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, Department of Labor, banking regulators and other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.

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

Extensive regulation and regulatory uncertainties could harm our business.

The securities industry is subject to extensive regulation and broker-dealers are subject to regulations covering all aspects of the securities business. Regulations are intended to ensure the integrity of financial markets, the safety and soundness of broker-dealers and the protection of clients. These regulations often serve to limit our business activities through capital, client protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. Despite our efforts to comply with applicable regulations, risks remain, especially in areas where application of the regulations is unclear or where the regulators have revised or are revising prior guidance. The SEC, FINRA, CFTC, NFA, Department of Labor and other self-regulatory organizations and state and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.

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

Various regulatory and enforcement agencies have been reviewing the following areas, among others, related to the brokerage industry:

•	sales practices, know-your-customer rules, fiduciary obligations and suitability of financial products and services;

•	clearinghouse cash deposit and collateral requirements;

•	mutual fund and exchange-traded fund trading;

•	fraud detection and anti-money laundering policies and procedures;

•	client cash sweep arrangements;

•	regulatory reporting obligations;

•	risk management;

•	valuation of financial instruments;

•	best execution practices;

•	system security, safeguarding practices and client privacy;

•	system capacity and availability;

•	advertising claims;

•	brokerage services provided to investment advisors;

•	market access and manipulative trading;

•	trading in low-priced securities;

•	payment for order flow;

•	use of social media; and

•	financial and liquidity risk.

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

We may pursue strategic acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including:

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

Under our revolving credit facilities, we are also required to maintain compliance with a maximum consolidated leverage ratio covenant (not to exceed 3.00:1.00) and a minimum consolidated interest coverage ratio covenant (not less than 4.00:1:00). TDAC is required to maintain compliance with a minimum consolidated tangible net worth covenant and our broker-dealer subsidiaries are required to maintain compliance with minimum regulatory net capital covenants. As a result of the covenants and restrictions contained in the revolving credit facilities and our senior unsecured notes, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future. A failure to comply with these covenants could have a material adverse effect on our financial condition by impairing our ability to secure and maintain financing.

Our corporate debt level may limit our ability to obtain additional financing.

As of September 30, 2012, we had approximately $1.25 billion of long-term debt, consisting of $250 million of 2.950% Senior Notes with principal due in full on December 1, 2012, $500 million of 4.150% Senior Notes with principal due in full on December 1, 2014 and $500 million of 5.600% Senior Notes with principal due in full on December 1, 2019. Our ability to meet our cash requirements, including our debt repayment obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund our cash requirements. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt repayment obligations or fund required capital expenditures could be materially and adversely affected.

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

As of September 30, 2012, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 45% and 15%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights only with respect to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2016). There is no restriction on the ability of TD to vote its shares following the complete termination of the stockholders agreement. Under the stockholders agreement, if our stock repurchases cause TD’s ownership percentage to increase, TD is only permitted to own up to 48% of our outstanding common stock and has until January 24, 2014 to reduce its ownership to 45%, and the Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock, with no restriction on the number of shares they may own following the termination of the stockholders agreement. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.

The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of September 30, 2012, based on their ownership positions, TD and the Ricketts holders may designate five and two of the twelve members of our board of directors, respectively. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.

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

We have extensive relationships and business transactions with TD and some of its affiliates, which if terminated or adversely modified could have a material adverse effect on our business, financial condition and results of operations.

We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement between us and affiliates of TD provides a significant portion of our revenue. This agreement enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter. During fiscal 2012, net revenues related to this agreement accounted for approximately 31% of our net revenues. For fiscal year 2012, the average balance of client cash swept to our insured deposit account offering was $59.4 billion. The average yield earned on the insured deposit account balances was 130 basis points higher than the average net yield earned on segregated cash balances during fiscal 2012. The termination or adverse modification of this agreement without replacing it on comparable terms with a different counterparty, which may not be available, could have a material adverse effect on our business, financial condition and results of operations. If this agreement was terminated or adversely modified and we elected to establish our own bank charter for purposes of offering an FDIC-insured deposit product, we would be required to establish and maintain significant levels of capital within a bank subsidiary. We would also be subject to various other risks associated with banking, including credit risk on loans and investments, liquidity risk associated with bank balance sheet management, operational risks associated with banking systems and infrastructure and additional regulatory requirements and supervision.

Conflicts of interest may arise between TD Ameritrade and TD, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.

Conflicts of interest may arise between us and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD Ameritrade and the exercise by TD of its influence over our management and affairs. Some of the directors on our board are persons who are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD Ameritrade and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for us and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between us and TD. In addition, an independent committee of our board of directors reviews and approves or ratifies transactions with TD and its affiliates. We have not established any other formal procedures to resolve potential or actual conflicts of interest between us and TD. There can be no assurance that any of the foregoing potential conflicts would be resolved in a manner that does not adversely affect our business, financial condition or results of operations. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent us and TD from competing with each other to some degree in the future.

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

Our corporate headquarters is located in Omaha, Nebraska and occupies approximately 74,000 square feet of leased space. The lease expires in April 2019. In the Omaha metropolitan area, we also lease approximately 398,000 square feet of building space for administrative and operational facilities. The leases on these other Omaha-area locations expire on various dates from 2013 through 2020. We are currently constructing new facilities in Omaha on land we purchased to create a corporate campus. The transition to the new campus is scheduled to take place in phases and to be completed in 2013.

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

On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, in which it agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

The Pennsylvania Securities Commission (“PSC”) filed an administrative order against TD Ameritrade, Inc. involving the sale of Yield Plus Fund securities to certain Pennsylvania clients. On September 19, 2012, the Company agreed to a settlement of the matter with the PSC. The settlement was not material to the Company’s financial condition, results of operations or cash flows.

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

The Company estimates that its clients’ current aggregate shortfall, based on the original par value of their holdings in the Yield Plus Fund, less the value of fund distributions to date and the value of payments under the SEC settlement, is approximately $36 million. This amount does not take into account any assets remaining in the fund that may become available for future distributions.

The Company is unable to predict the outcome or the timing of the ultimate resolution of the Ross lawsuit, or the potential loss, if any, that may result. However, management believes the outcome is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Prior to April 25, 2012, our common stock traded on the Nasdaq Global Select Market under the symbol “AMTD.” On April 25, 2012, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “AMTD.” The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market through April 24, 2012 and the NYSE thereafter. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price For the Fiscal Year Ended September 30,
	2012		2011
	High	Low	High	Low
First Quarter	$17.62	$13.78	$19.01	$15.90
Second Quarter	$20.59	$15.69	$22.90	$18.44
Third Quarter	$20.17	$16.09	$22.60	$18.44
Fourth Quarter	$18.00	$15.09	$20.76	$13.43

The closing sale price of our common stock as reported on the NYSE on November 6, 2012 was $16.51 per share. As of that date there were 745 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 92,000 beneficial holders of our common stock.

Dividends

We declared a $0.06 per share and $0.05 per share quarterly cash dividend on our common stock during each quarter of fiscal 2012 and fiscal 2011, respectively. On October 29, 2012, we declared a $0.09 per share quarterly cash dividend, which was paid on November 23, 2012 to all holders of record of our common stock as of November 9, 2012. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.

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

The following graph and table set forth information comparing the cumulative total return through the end of the Company’s most recent fiscal year from a $100 investment on September 30, 2007 in the Company’s common stock, a broad-based stock index and the stocks comprising an industry peer group.

	Period Ended
Index	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11	9/30/12
TD Ameritrade Holding Corporation	100.00	91.49	107.74	88.64	81.56	86.46
S&P 500	100.00	78.02	72.63	80.01	80.93	105.37
Peer Group	100.00	104.57	77.55	57.69	45.64	51.42

The Peer Group is comprised of the following companies that have significant retail brokerage operations:

E*TRADE Financial Corporation

The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2012 — July 31, 2012	439,406	$15.88	400,000	26,350,000
August 1, 2012 — August 31, 2012	1,300,000	$16.47	1,300,000	25,050,000
September 1, 2012 — September 30, 2012	134,644	$17.20	130,000	24,920,000

Total — Three months ended September 30, 2012	1,874,050	$16.39	1,830,000	24,920,000

On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the fourth quarter of fiscal 2012.

During the quarter ended September 30, 2012, 44,050 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6.	Selected Financial Data

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$2,641	$2,763	$2,560	$2,408	$2,537
Operating income	934	1,048	965	1,102	1,341
Net income	586	638	592	644	804
Earnings per share — basic	$1.07	$1.12	$1.01	$1.11	$1.35
Earnings per share — diluted	$1.06	$1.11	$1.00	$1.10	$1.33
Weighted average shares outstanding — basic	548	570	585	579	594
Weighted average shares outstanding — diluted	554	576	592	587	603
Dividends declared per share	$0.24	$0.20	$0.00	$0.00	$0.00

	As of September 30,
	2012	2011	2010	2009	2008
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$915	$1,032	$741	$791	$674
Short-term investments	154	4	4	52	369
Total assets	19,513	17,126	14,727	18,372	15,952
Long-term obligations	1,350	1,348	1,323	1,443	1,445
Stockholders’ equity	4,425	4,116	3,772	3,551	2,925

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues, net interest revenue, insured deposit account fees, investment product fees and other revenues; net interest margin; the average yield earned on insured deposit account assets; the effect of our migration of client cash balances into the insured deposit account offering; amounts of total operating expenses, advertising expense and other expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our stock repurchase program.

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

Average commissions and transaction fees per trade — Total commissions and transaction fee revenues as reported on the Company’s Consolidated Statements of Income (excluding clearing revenues from TD Waterhouse UK) divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions, revenue-sharing arrangements with market destinations (also referred to as “payment for order flow”) and markups on riskless principal transactions in fixed-income securities.

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

Brokerage accounts — Accounts maintained by the Company on behalf of clients for securities brokerage activities. The primary types of brokerage accounts are cash accounts, margin accounts, IRA accounts and beneficiary accounts. Futures accounts are sub-accounts associated with a brokerage account for clients who wish to trade futures and/or options on futures.

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

EPS excluding amortization of intangible assets — Earnings per share (“EPS”) excluding amortization of intangible assets is a non-GAAP financial measure. We define EPS excluding amortization of intangible assets as earnings (loss) per share, adjusted to remove the after-tax effect of amortization of acquired intangible assets. We consider EPS excluding amortization of intangible assets an important measure of our financial performance. Amortization of acquired intangible assets is excluded because we believe it is not indicative of underlying business performance. EPS excluding amortization of intangible assets should be considered in addition to, rather than as a substitute for, GAAP earnings per share.

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

Futures accounts — Sub-accounts maintained by the Company on behalf of clients for trading in futures and/or options on futures. Each futures account must be associated with a brokerage account. Futures accounts are not counted separately for purposes of the Company’s client account metrics.

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

Interest rate-sensitive assets — Consist of spread-based assets and client cash invested in money market mutual funds.

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

Liquid assets — management target — “Liquid assets — management target” is a non-GAAP financial measure. We define “liquid assets — management target” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in “liquid assets — management target,” rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (c) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. “Liquid assets — management target” is based on more conservative measures of broker-dealer net capital than “liquid assets — regulatory threshold” (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider “liquid assets — management target” to be a measure that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. “Liquid assets — regulatory threshold” is a related metric that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.

Liquid assets — regulatory threshold — “Liquid assets — regulatory threshold” is a non-GAAP financial measure. We define “liquid assets — regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in “liquid assets — regulatory threshold,” rather than simply including broker-dealer and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust company subsidiaries to the parent company. We consider “liquid assets — regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. “Liquid assets — management target” is a related metric that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.

Liquidation value — The net value of a client’s account holdings as of the close of a regular trading session. Liquidation value includes client cash and the value of long security positions, less margin balances and the cost to buy back short security positions. It also includes the value of open futures, foreign exchange and options positions.

Margin accounts — Brokerage accounts in which clients may borrow from the Company to buy securities or for any other purpose, subject to regulatory and Company-imposed limitations.

Market fee-based investment balances — Client assets invested in mutual funds (except money market funds) and Company programs such as AdvisorDirect® and Amerivest,TM on which we earn fee revenues that are largely based on a percentage of the market value of the investment. Market fee-based investment balances are a component of fee-based investment balances. Fee revenues earned on these balances are included in investment product fees on our Consolidated Statements of Income.

Net interest margin (“NIM”) — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and insured deposit account fees by average spread-based assets.

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

Spread-based assets — Client and brokerage-related asset balances, including client margin balances, segregated cash, insured deposit account balances, deposits paid on securities borrowing and other cash and interest-earning investment balances. Spread-based assets is used in the calculation of our net interest margin.

Total trades — Revenue-generating client securities trades, which are executed by the Company’s broker-dealer subsidiaries, excluding trades processed for TD Waterhouse UK. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, markups on riskless principal transactions in fixed income securities, transaction fees and/or revenue-sharing arrangements with market destinations (also known as “payment for order flow”).

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

Interest on borrowings consists of interest expense on our long-term debt, capital leases and other borrowings. Loss on debt refinancing consists of charges to write off the unamortized balance of debt issuance costs associated with credit facilities that were refinanced or replaced. Gain on sale of investments represents gains realized on the sale of corporate (non broker-dealer) investments.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Fiscal Year Ended September 30,
	2012		2011		2010
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$1,098	41.6%	$1,213	43.9%	$1,114	43.5%
Less:
Depreciation and amortization	(72)	(2.7)%	(67)	(2.4)%	(57)	(2.2)%
Amortization of acquired intangible assets	(92)	(3.5)%	(97)	(3.5)%	(100)	(3.9)%
Interest on borrowings	(28)	(1.1)%	(32)	(1.2)%	(45)	(1.8)%
Provision for income taxes	(320)	(12.1)%	(379)	(13.7)%	(320)	(12.5)%

Net income	$586	22.2%	$638	23.1%	$592	23.1%

Our EBITDA decreased 9% for fiscal 2012 compared to fiscal 2011, primarily due to a 4% decrease in net revenues, partially offset by a slight decrease in operating expenses. The decrease in net revenues was due primarily to a decrease of 30 basis points in net interest margin earned on spread-based balances and an 11% decrease in total client trades, partially offset by the effects of a 19% increase in average spread-based balances and a 16% increase in average market fee-based investment balances. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Our diluted earnings per share was $1.06, $1.11 and $1.00 for fiscal years 2012, 2011 and 2010, respectively. Based on our expectations for net revenues and expenses, we expect diluted earnings per share to range from $1.00 to $1.20 for fiscal year 2013. Details regarding our fiscal year 2013 expectations for net revenues and expenses are presented later in this discussion.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2012, asset-based revenues and transaction-based revenues accounted for 56% and 41% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

Asset-Based Revenue Metrics

We calculate the return on our interest-earning assets and our insured deposit account balances using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and insured deposit account fees by average spread-based assets. Spread-

based assets consist of client and brokerage-related asset balances, including client margin balances, segregated cash, insured deposit account balances, deposits paid on securities borrowing and other cash and interest-earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

	Fiscal Year			‘12 vs. ‘11 Increase/ (Decrease)	‘11 vs. ‘10 Increase/ (Decrease)
	2012	2011	2010
Average interest-earning assets	$14,884	$13,783	$13,753	$1,101	$30
Average insured deposit account balances	59,384	48,537	39,187	10,847	9,350

Average spread-based balances	$74,268	$62,320	$52,940	$11,948	$9,380

Net interest revenue	$450	$492	$422	$(42)	$70
Insured deposit account fee revenue	828	763	682	65	81

Spread-based revenue	$1,278	$1,255	$1,104	$23	$151

Average yield — interest-earning assets	2.97%	3.52%	3.02%	(0.55)%	0.50%
Average yield — insured deposit account fees	1.37%	1.55%	1.72%	(0.18)%	(0.17)%
Net interest margin (NIM)	1.69%	1.99%	2.06%	(0.30)%	(0.07)%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Fiscal Year			‘12 vs. ‘11 Increase/ (Decrease)	‘11 vs. ‘10 Increase/ (Decrease)
	2012	2011	2010
Segregated cash	$4	$2	$6	$2	$(4)
Client margin balances	345	390	333	(45)	57
Securities lending/borrowing, net	101	101	84	—	17
Other cash and interest-earning investments	1	1	2	—	(1)
Client credit balances	(1)	(2)	(3)	1	1

Net interest revenue	$450	$492	$422	$(42)	$70

	Average Balance Fiscal Year			‘12 vs. ‘11 % Change	‘11 vs. ‘10 % Change
	2012	2011	2010
Segregated cash	$4,346	$3,016	$4,675	44%	(35)%
Client margin balances	8,200	8,756	6,991	(6)%	25%
Securities borrowing	804	760	1,017	6%	(25)%
Other cash and interest-earning investments	1,534	1,251	1,070	23%	17%

Interest-earning assets	$14,884	$13,783	$13,753	8%	0%

Client credit balances	$9,171	$8,351	$8,548	10%	(2)%
Securities lending	1,969	1,934	2,124	2%	(9)%

Interest-bearing liabilities	$11,140	$10,285	$10,672	8%	(4)%

	Average Yield (Cost) Fiscal Year			‘12 vs. ‘11 Net Yield Increase/ (Decrease)	‘11 vs. ‘10 Net Yield Increase/ (Decrease)
	2012	2011	2010
Segregated cash	0.08%	0.07%	0.13%	0.01%	(0.06)%
Client margin balances	4.13%	4.39%	4.70%	(0.26)%	(0.31)%
Other cash and interest-earning investments	0.09%	0.10%	0.16%	(0.01)%	(0.06)%
Client credit balances	(0.01)%	(0.02)%	(0.03)%	0.01%	0.01%
Net interest revenue	2.97%	3.52%	3.02%	(0.55)%	0.50%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Fiscal Year			‘12 vs. ‘11 Increase/ (Decrease)	‘11 vs. ‘10 Increase/ (Decrease)
	2012	2011	2010
Money market mutual fund	$3	$8	$10	$(5)	$(2)
Market fee-based investment balances	193	158	119	35	39

Total investment product fees	$196	$166	$129	$30	$37

	Average Balance Fiscal Year			‘12 vs. ‘11 % Change	‘11 vs. ‘10 % Change
	2012	2011	2010
Money market mutual fund	$5,113	$8,712	$9,846	(41)%	(12)%
Market fee-based investment balances	81,024	69,568	51,734	16%	34%

Total fee-based investment balances	$86,137	$78,280	$61,580	10%	27%

	Average Yield Fiscal Year			‘12 vs. ‘11 Increase/ (Decrease)	‘11 vs. ‘10 Increase/ (Decrease)
	2012	2011	2010
Money market mutual fund	0.07%	0.09%	0.10%	(0.02)%	(0.01)%
Market fee-based investment balances	0.23%	0.22%	0.23%	0.01%	(0.01)%
Total investment product fees	0.22%	0.21%	0.21%	0.01%	0.00%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year			‘12 vs. ‘11 % Change	‘11 vs. ‘10 % Change
	2012	2011	2010
Total trades (in millions)	89.91	100.74	93.33	(11)%	8%
Average commissions and transaction fees per trade(1)	$12.09	$12.18	$12.79	(1)%	(5)%
Average client trades per day	359,631	398,986	371,835	(10)%	7%
Average client trades per funded account (annualized)	15.8	18.2	17.3	(13)%	5%
Activity rate — funded accounts	6.3%	7.2%	6.9%	(13)%	4%
Trading days	250.0	252.5	251.0	(1)%	1%

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2012	2011	2010
New accounts opened	684,000	645,000	668,000

Funded accounts (beginning of year)	5,617,000	5,455,000	5,279,000
Funded accounts (end of year)	5,764,000	5,617,000	5,455,000
Percentage change during year	3%	3%	3%

Client assets (beginning of year, in billions)	$378.7	$354.8	$302.0
Client assets (end of year, in billions)	$472.3	$378.7	$354.8
Percentage change during year	25%	7%	17%

Net new assets (in billions)	$40.8	$41.5	$33.9
Net new assets annualized growth rate	11%	12%	11%

Consolidated Statements of Income Data

The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			‘12 vs. ‘11 % Change	‘11 vs. ‘10 % Change
	2012	2011	2010
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,087	$1,228	$1,194	(11)%	3%
Asset-based revenues:
Interest revenue	456	497	428	(8)%	16%
Brokerage interest expense	(6)	(5)	(6)	20%	(17)%

Net interest revenue	450	492	422	(9)%	17%

Insured deposit account fees	828	763	682	9%	12%
Investment product fees	196	166	129	18%	29%

Total asset-based revenues	1,474	1,421	1,233	4%	15%

Other revenues	80	114	133	(30)%	(14)%

Net revenues	2,641	2,763	2,560	(4)%	8%

Operating expenses:
Employee compensation and benefits	690	675	622	2%	9%
Clearing and execution costs	89	100	90	(11)%	11%
Communications	111	107	107	4%	0%
Occupancy and equipment costs	150	142	143	6%	(1)%
Depreciation and amortization	72	67	57	7%	18%
Amortization of acquired intangible assets	92	97	100	(5)%	(3)%
Professional services	168	170	132	(1)%	29%
Advertising	248	253	250	(2)%	1%
Gains on money market funds and client guarantees	—	—	(13)	N/A	(100)%
Other	87	104	107	(16)%	(3)%

Total operating expenses	1,707	1,715	1,595	(0)%	8%

Operating income	934	1,048	965	(11)%	9%
Other expense (income):
Interest on borrowings	28	32	45	(13)%	(29)%
Loss on debt refinancing	—	1	8	(100)%	(88)%
Gain on sale of investments	—	(2)	—	(100)%	N/A

Total other expense (income)	28	31	53	(10)%	(42)%

Pre-tax income	906	1,017	912	(11)%	12%
Provision for income taxes	320	379	320	(16)%	18%

Net income	$586	$638	$592	(8)%	8%

Other information:
Effective income tax rate	35.3%	37.3%	35.1%
Average debt outstanding	$1,257	$1,268	$1,303	(1)%	(3)%
Average interest rate incurred on borrowings	2.13%	2.28%	3.09%

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Net Revenues

Commissions and transaction fees decreased 11% to $1.09 billion, primarily due to decreased client trading activity and slightly lower average commissions and transaction fees per trade. Total trades decreased 11%, as average client trades per day decreased 10% to 359,631 for fiscal 2012 compared to 398,986 for fiscal 2011, and there were 2.5 fewer trading days during fiscal 2012 compared to fiscal 2011. Average client trades per funded account were 15.8 for fiscal 2012 compared to 18.2 for fiscal 2011. Average commissions and transaction fees per trade decreased to $12.09 per trade for fiscal 2012 from $12.18 for fiscal 2011, primarily due to (1) a higher percentage of reduced commission trades, including negotiated rates for our active trader clients and promotional trades to attract new accounts and client assets, (2) lower average contracts per trade on options trades and (3) increased futures and foreign exchange trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate payment for order flow revenue. These decreases were partially offset by higher payment for order flow revenue per trade during fiscal 2012 compared to fiscal 2011. We expect average commissions and transaction fees to range between $11.90 and $12.40 per trade during fiscal 2013, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $1.06 billion to $1.27 billion for fiscal 2013, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.

Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 4% to $1.47 billion, primarily due to the effects of a 19% increase in average spread-based assets and a 16% increase in market fee-based assets, partially offset by a decrease of 30 basis points in the net interest margin earned on spread-based assets. Our net interest margin decreased to 1.69% for fiscal 2012, compared to 1.99% for fiscal 2011. We expect net interest margin to decrease to between 1.40% and 1.50% for fiscal 2013, depending largely on the interest rate environment. We expect asset-based revenues to range from $1.38 billion to $1.54 billion for fiscal 2013, depending largely on our net interest margin and the rate of growth in spread-based and fee-based asset balances. The low end of this estimated range assumes no change in the federal funds rate or LIBOR yield curve for fiscal 2013. The high end of the estimated range also assumes no change in the federal funds rate, but assumes a gradually increasing LIBOR yield curve for fiscal 2013. Overall, we expect a decrease in our net interest margin, due to the expected continued low short- to medium-term interest rate environment, to be partially or completely offset by the effect of increased average spread-based and fee-based asset balances for fiscal 2013. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue decreased 9% to $450 million, due primarily to a 6% decrease in average client margin balances and a decrease of 26 basis points in the average yield earned on client margin balances for fiscal 2012 compared to fiscal 2011. We expect net interest revenue to range from $431 million to $458 million for fiscal 2013.

Insured deposit account fees increased 9% to $828 million, due primarily to a 22% increase in average client IDA balances, partially offset by a decrease of 18 basis points in the average yield earned on the IDA assets during fiscal 2012 compared to fiscal 2011. We expect that, absent an increase in interest rates, the average yield earned on the IDA assets will continue to decrease somewhat, as investments in the IDA portfolio mature and are reinvested at lower rates. The increased IDA balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in credit balances or swept to money market mutual funds to the IDA offering. During fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds into the IDA offering. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on insured deposit account balances than on money market mutual fund or client credit balances. We expect insured deposit account fees to range from $730 million to $830 million for fiscal 2013 due to a decrease in the expected average yield earned on the IDA assets, partially offset by expected growth in average insured deposit account balances.

Investment product fees increased 18% to $196 million, primarily due to a 16% increase in average market fee-based investment balances and an increase of 1 basis point in the average yield earned on those balances, partially offset by a 41% decrease in average client money market mutual fund balances during fiscal 2012 compared to fiscal 2011. The decrease in average money market mutual fund balances resulted primarily from our client cash migration strategy discussed above. We expect investment product fees to increase to between $222 million and $252 million for fiscal 2013, primarily due to expected growth in average market fee-based investment balances.

Other revenues decreased 30% to $80 million, primarily due to lower client education revenue and decreased fees from processing corporate securities reorganizations during fiscal 2012 compared to fiscal 2011, and the effect of $4 million of net gains on auction rate securities during fiscal 2011. We expect other revenues to decrease to between $53 million and $63 million for fiscal 2013, primarily due to lower expected client education revenue.

Operating Expenses

Total operating expenses decreased slightly to $1.71 billion during fiscal 2012 , as described below. We expect total operating expenses to range from $1.60 billion to $1.77 billion for fiscal 2013.

Employee compensation and benefits expense increased 2% to $690 million, primarily due to higher average headcount during fiscal 2012 compared to fiscal 2011, higher stock-based compensation expense during fiscal 2012 compared to fiscal 2011 due to the effect of retirement eligibility provisions in certain stock award agreements and an increase of approximately $5 million in severance costs related to staff reductions during fiscal 2012. These increases were partially offset by lower incentive-based compensation related to Company and individual performance compared to fiscal 2011. The average number of full-time equivalent employees was 5,400 for fiscal 2012 compared to 5,331 for fiscal 2011.

Clearing and execution costs decreased 11% to $89 million, primarily due to a decrease in outsourced clearing fees for our thinkorswim business and lower client trading volumes in fiscal 2012 compared to fiscal 2011. We completed the thinkorswim clearing conversion during the fourth quarter of fiscal 2011.

Occupancy and equipment costs increased 6% to $150 million, primarily due to upgrades to our technology infrastructure and facilities.

Advertising expense decreased 2% to $248 million, primarily due to lower investor education promotion costs during fiscal 2012 compared to fiscal 2011, partially offset by increased advertising during the fourth quarter of fiscal 2012 in connection with our sponsorship of the Summer Olympics. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates. We expect advertising expense to range from $220 million to $250 million for fiscal 2013.

Other operating expenses decreased 16% to $87 million, primarily due to lower losses on disposal of property and lower client education travel and venue costs during fiscal 2012 compared to fiscal 2011. Fiscal 2012 included $10 million of losses on disposal of property, primarily related to our discontinued use of certain software and hardware. Fiscal 2011 included $17 million of losses on disposal of property, primarily related to our decision to cease development of a new back office system, as well as technology assets written off related to exiting our Kansas City data center.

Other Expenses and Income Taxes

Other expenses decreased 10% to $28 million, due primarily to lower interest on borrowings during fiscal 2012 compared to fiscal 2011. We expect other expenses to range from $22 million to $32 million for fiscal 2013.

Interest on borrowings decreased 13% to $28 million, due primarily to lower average interest rates incurred on our debt and an increase of $2 million in the amount of interest capitalized related to the construction of our Omaha campus during fiscal 2012 compared to fiscal 2011. The average interest rate incurred on our debt was 2.13% for fiscal 2012, compared to 2.28% for fiscal 2011. The lower average interest rate incurred on our debt during fiscal 2012 was primarily due to the effect of the fixed-for-variable interest rate swap on our $500 million 5.600% Senior Notes due 2019 entered into on January 7, 2011. We incur variable interest under this interest rate swap at a rate equal to three-month LIBOR plus 2.3745%, or approximately 2.79% as of September 30, 2012.

Our effective income tax rate was 35.3% for fiscal 2012, compared to 37.3% for fiscal 2011. The effective tax rate for fiscal 2012 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters and a $3 million benefit resulting from the reversal of a valuation allowance related to a capital loss carryover. These items favorably impacted the Company’s earnings for fiscal 2012 by approximately four cents per share. The effective tax rate for fiscal 2011 was somewhat lower than normal due to $6 million of favorable resolutions of state income tax matters and $1 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for fiscal 2011 by approximately one cent per share. We expect our effective income tax rate to range from 38% to 39% for fiscal 2013, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Net Revenues

Commissions and transaction fees increased 3% to $1.23 billion, primarily due to increased total client trades, partially offset by lower average commissions and transaction fees per trade. Total trades increased 8%, as average client trades per day increased 7% to 398,986 for fiscal 2011 compared to 371,835 for fiscal 2010, and there were 1.5 more trading days during fiscal 2011 compared to fiscal 2010. Average client trades per funded account were 18.2 for fiscal 2011 compared to 17.3 for fiscal 2010. Average commissions and transaction fees per trade decreased to $12.18 per trade for fiscal 2011 from $12.79 for fiscal 2010, primarily due to (1) lower payment for order flow revenue per trade, (2) a higher percentage of reduced commission trades, including negotiated rates for our active trader clients and (3) higher futures and foreign exchange trading activity, which earn lower average commissions and transaction fees per trade and do not generate payment for order flow revenue.

Net interest revenue increased 17% to $492 million, due primarily to a 25% increase in average client margin balances and a $17 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 31 basis points in the average yield earned on client margin balances for fiscal 2011 compared to fiscal 2010.

Insured deposit account fees increased 12% to $763 million, due primarily to a 24% increase in average client insured deposit account balances during fiscal 2011 compared to fiscal 2010. The increased insured deposit account balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in credit balances or swept to money market mutual funds to the insured deposit account offering. We began migrating client cash in April 2009 and completed the initial program in January 2010. The effect of the increased insured deposit account balances was partially offset by a decrease of 17 basis points in the average yield earned on the insured deposit account assets during fiscal 2011 compared to fiscal 2010.

Investment product fees increased 29% to $166 million, primarily due to a 34% increase in average market fee-based investment balances.

Other revenues decreased 14% to $114 million, primarily due to lower client education revenues for fiscal 2011 compared to fiscal 2010 and lower software fee revenue related to a legacy thinkorswim product that was discontinued in fiscal 2011.

Operating Expenses

Employee compensation and benefits expense increased 9% to $675 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, and increased severance costs related to the departure of our chief operating officer and related management changes in fiscal 2011 compared to fiscal 2010.

Clearing and execution costs increased 11% to $100 million, due primarily to an increase in outsourced clearing fees for our thinkorswim business in fiscal 2011 compared to fiscal 2010, including additional costs associated with the completion of the thinkorswim clearing conversion during the fourth quarter of fiscal 2011.

Depreciation and amortization increased 18% to $67 million, due primarily to depreciation on recent technology infrastructure upgrades and leasehold improvements.

Professional services increased 29% to $170 million, primarily due to higher usage of consulting and contract services during fiscal 2011 compared to fiscal 2010 in connection with new product development, technology infrastructure upgrades and the integration of thinkorswim.

Gains on money market funds and client guarantees during fiscal 2010 consisted of $10 million of recoveries on our Reserve Primary Fund holdings, $2 million of favorable fair market value adjustments to our Reserve International Liquidity Fund holdings and $1 million of gains related to the final fulfillment of our auction rate securities and Primary Fund client guarantees. The Reserve funds were money market mutual funds for which the net asset value declined below $1.00 per share during fiscal 2008, resulting in our incurring losses related to client guarantees and corporate holdings.

Other operating expenses decreased 3% to $104 million, primarily due to decreased litigation, arbitration and regulatory expenses during fiscal 2011 compared to fiscal 2010. This decrease was partially offset by higher bad debt expense associated with increased client trading activity in fiscal 2011, and $17 million of losses on disposal of property during fiscal 2011, primarily related to our decision to cease development of a new back office system, as well as technology assets written off related to exiting our Kansas City data center.

Other Expenses and Income Taxes

Interest on borrowings decreased 29% to $32 million, due primarily to lower average interest rates incurred on our debt and a decrease of approximately $35 million in average debt outstanding during fiscal 2011 compared to fiscal 2010. The average interest rate incurred on our debt was 2.28% for fiscal 2011, compared to 3.09% for fiscal 2010. The lower average interest rate incurred on our debt during fiscal 2011 was due to the effect of the fixed-for-variable interest rate swaps on our Senior Notes entered into during fiscal 2010 and 2011.

Loss on debt refinancing of $1 million during fiscal 2011 consisted of a charge to write off the unamortized balance of debt issuance costs associated with our holding company’s prior unsecured revolving credit facility. On June 28, 2011, our holding company replaced its prior revolving credit facility with a new senior unsecured revolving credit facility. Loss on debt refinancing of $8 million during fiscal 2010 consisted of a charge to write off the unamortized balance of debt issuance costs associated with the Term A and Term B credit facilities under our January 23, 2006 credit agreement. On November 25, 2009, we refinanced our long-term debt by issuing the Senior Notes and used the proceeds from the issuance of the Senior Notes, together with cash on hand, to repay in full the outstanding principal under our January 23, 2006 credit agreement.

Our effective income tax rate was 37.3% for fiscal 2011, compared to 35.1% for fiscal 2010. The effective tax rate for fiscal 2011 was somewhat lower than normal due to $6 million of favorable resolutions of state income tax matters and $1 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for fiscal 2011 by approximately one cent per share. The effective tax rate for fiscal 2010 was significantly lower than normal due to $32 million of favorable resolutions of certain federal and state income tax matters during fiscal 2010. These items favorably impacted our earnings for fiscal 2010 by approximately five cents per share.

Liquidity and Capital Resources

As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.

We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2012 were financed primarily from our subsidiaries’ earnings and cash on hand. We plan to finance our operational capital and liquidity needs in fiscal 2013 primarily from our subsidiaries’ earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer credit facilities. We intend to fund the repayment of our $250 million of 2.950% Senior Notes due December 1, 2012 with cash on hand.

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

Broker-dealer Subsidiaries

Our broker-dealer subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the “Exchange Act”), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For our clearing broker-dealer subsidiary, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on the broker-dealer’s “aggregate debits,” which primarily are a function of client margin balances at the clearing broker-dealer. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to our broker-dealer subsidiaries, if necessary, to meet minimum net capital requirements.

Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of September 30, 2012, our clearing and introducing broker-dealer subsidiaries had $1,302 million and $261 million of net capital, respectively, which exceeded the early warning net capital thresholds by $796 million and $252 million, respectively.

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

TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. As of September 30, 2012, TDAC had $176 million of cash deposited with clearing organizations for the clearing of client equity and option trades.

TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $10.5 billion as of September 30, 2012. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. At September 30, 2012, TDAC had $3.9 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3.

For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under “Loan Facilities” later in this section. There were no borrowings outstanding on this facility as of September 30, 2012.

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

We define “liquid assets — management target” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). “Liquid assets — management target” is based on more conservative measures of broker-dealer net capital than “liquid assets — regulatory threshold” (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider “liquid assets — management target” to be a measure that reflects our liquidity that would be readily available for corporate investing or financing activities under normal operating circumstances.

We define “liquid assets — regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. For more information about the regulatory capital requirements of our broker-dealer and trust subsidiaries, please see Note 10 — Capital Requirements of the Notes to Consolidated Financial Statements under Item 8 — Financial Statements and Supplementary Data. We consider “liquid assets — regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets — Management Target			Liquid Assets — Regulatory Threshold
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011
Cash and cash equivalents	$915	$1,032	$(117)	$915	$1,032	$(117)

Less: Broker-dealer cash and cash equivalents	(406)	(656)	250	(406)	(656)	250
Trust company cash and cash equivalents	(95)	(109)	14	(95)	(109)	14
Investment advisory cash and cash equivalents	(11)	(7)	(4)	(11)	(7)	(4)

Corporate cash and cash equivalents	403	260	143	403	260	143

Plus: Corporate short-term investments	150	—	150	150	—	150
Excess trust company Tier 1 capital	—	—	—	10	9	1
Excess broker-dealer regulatory net capital	501	592	(91)	1,048	1,139	(91)

Liquid assets	$1,054	$852	$202	$1,611	$1,408	$203

The increase in liquid assets is summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2011	$852	$1,408

Plus: EBITDA(1)	1,098	1,098
Proceeds from exercise of stock options	5	5
Other investing activities	8	8
Other changes in working capital and regulatory net capital	30	23

Less: Income taxes paid	(313)	(313)
Interest paid	(34)	(34)
Purchase of property and equipment	(186)	(186)
Purchase of investments	(44)	(44)
Purchase of treasury stock	(208)	(208)
Principal payments on capital lease obligations	(6)	(6)
Payment of cash dividends	(132)	(132)
Additional net capital requirement due to increase in aggregate debits	(16)	(8)

Liquid assets as of September 30, 2012	$1,054	$1,611

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

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

Interest Rate Swaps — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, we entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, we entered into a fixed-for-variable interest rate swap on the 2019 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of September 30, 2012, the weighted-average effective interest rate on the Senior Notes was 2.06%.

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

The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 1.25% to 2.25% for Parent LIBOR loans and from 0.25% to 1.25% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.15% to 0.375% on any unused amount of the Parent Revolving Facility, determined by reference to the Parent’s public debt ratings. As of September 30, 2012, the interest rate margin would have been 1.50% for Parent LIBOR loans and 0.50% for Base Rate loans, and the commitment fee was 0.20%, each determined by reference to the Parent’s public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2012.

The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Parent’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2012.

TD Ameritrade Clearing, Inc. Credit Agreement — On June 28, 2011, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 28, 2014.

The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 1.00% to 2.00% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.125% to 0.30% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of September 30, 2012, the interest rate margin would have been 1.25% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.15%, each determined by reference to the Parent’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2012.

The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2012.

Stock Repurchase Programs

On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first quarter of fiscal 2012, we completed the August 5, 2010 stock repurchase authorization by repurchasing the remaining 6.7 million shares at a weighted average purchase price of $15.91 per share. From the inception of the August 5, 2010 stock repurchase authorization through December 31, 2011, we repurchased a total of 30 million shares at a weighted average purchase price of $16.73 per share.

On October 20, 2011, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. From the inception of the October 20, 2011 stock repurchase authorization through September 30, 2012, we repurchased approximately 5.1 million shares at a weighted average purchase price of $17.46 per share. As of September 30, 2012, we had approximately 24.9 million shares remaining on the October 20, 2011 stock repurchase authorization.

The Stockholders Agreement among TD, the Company and certain other stockholders imposes limitations on TD’s ownership percentage of the Company’s common stock. Further stock repurchases by the Company would result in TD being required to sell shares of Company common stock, recognizing accounting losses at current market prices. This fact, along with the availability of other good capital deployment opportunities, such as long-term debt repayment and increased cash dividends, has led the Company to suspend further repurchases under our current stock repurchase authorization until circumstances change.

Cash Dividends

We declared a $0.06 per share and a $0.05 per share quarterly cash dividend on our common stock during each quarter of fiscal 2012 and fiscal 2011, respectively. We paid a total of $132 million and $114 million to fund the dividends for fiscal 2012 and 2011, respectively. On October 29, 2012, we declared a $0.09 per share quarterly cash dividend on our common stock for the first quarter of fiscal 2013. We paid approximately $49 million on November  23, 2012 to fund this dividend.

Off-Balance Sheet Arrangements

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 14 — Commitments and Contingencies and “Insured Deposit Account Agreement” under Note 18 — Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (31% of our net revenues for the fiscal year ended September 30, 2012) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012 (dollars in millions):

	Total	Payments Due by Period (Fiscal Years):
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations		2013	2014-15	2016-17	After 2017
Long-term debt obligations(1)	$1,374	$274	$540	$28	$532
Capital lease obligations	5	4	1	—	—
Operating lease obligations	332	48	88	80	116
Purchase obligations(2)	204	135	41	14	14
Income taxes payable(3)	199	199	—	—	—

Total	$2,114	$660	$670	$122	$662

(1)	Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps and the revolving credit facilities. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)	Purchase obligations primarily relate to agreements for goods and services such as computer hardware and software, telecommunications, market information, advertising and marketing, professional services, property and construction, and employee compensation and benefits.

(3)	A significant portion of our income taxes payable as of September 30, 2012 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations.

Market-related Credit Risk

Two primary sources of credit risk inherent in our business are (1) client credit risk related to margin lending and leverage and (2) counterparty credit risk related to securities lending and borrowing. We manage risk on client margin lending and leverage by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. The risks associated with margin lending and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation.

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

The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2012 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $108 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $46 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TD Ameritrade Holding Corporation

We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Ameritrade Holding Corporation at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

November 26, 2012

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and 2011

	2012	2011
	(In millions)
ASSETS
Cash and cash equivalents	$915	$1,032
Short-term investments	154	4
Cash and investments segregated and on deposit for regulatory purposes	4,030	2,519
Receivable from brokers, dealers and clearing organizations	1,110	834
Receivable from clients, net	8,647	8,059
Receivable from affiliates	85	93
Other receivables, net	118	115
Securities owned, at fair value	343	447
Investments available-for-sale, at fair value	70	—
Property and equipment at cost, net	444	341
Goodwill	2,467	2,467
Acquired intangible assets, net	932	1,024
Deferred income taxes	2	5
Other assets	196	186

Total assets	$19,513	$17,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,992	$1,710
Payable to clients	10,728	8,979
Accounts payable and accrued liabilities	632	585
Payable to affiliates	4	4
Deferred revenue	28	42
Long-term debt	1,345	1,337
Capitalized lease obligations	5	11
Deferred income taxes	354	342

Total liabilities	15,088	13,010

Stockholders' equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 631 million shares issued; 2012 — 545 million shares outstanding; 2011 — 554 million shares outstanding	6	6
Additional paid-in capital	1,587	1,584
Retained earnings	4,100	3,646
Treasury stock, common, at cost: 2012 — 86 million shares; 2011 — 77 million shares	(1,286)	(1,120)
Accumulated other comprehensive income	18	—

Total stockholders' equity	4,425	4,116

Total liabilities and stockholders' equity	$19,513	$17,126

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,087	$1,228	$1,194
Asset-based revenues:
Interest revenue	456	497	428
Brokerage interest expense	(6)	(5)	(6)

Net interest revenue	450	492	422

Insured deposit account fees	828	763	682
Investment product fees	196	166	129

Total asset-based revenues	1,474	1,421	1,233

Other revenues	80	114	133

Net revenues	2,641	2,763	2,560

Operating expenses:
Employee compensation and benefits	690	675	622
Clearing and execution costs	89	100	90
Communications	111	107	107
Occupancy and equipment costs	150	142	143
Depreciation and amortization	72	67	57
Amortization of acquired intangible assets	92	97	100
Professional services	168	170	132
Advertising	248	253	250
Gains on money market funds and client guarantees	—	—	(13)
Other	87	104	107

Total operating expenses	1,707	1,715	1,595

Operating income	934	1,048	965

Other expense (income):
Interest on borrowings	28	32	45
Loss on debt refinancing	—	1	8
Gain on sale of investments	—	(2)	—

Total other expense (income)	28	31	53

Pre-tax income	906	1,017	912
Provision for income taxes	320	379	320

Net income	$586	$638	$592

Earnings per share — basic	$1.07	$1.12	$1.01
Earnings per share — diluted	$1.06	$1.11	$1.00
Weighted average shares outstanding — basic	548	570	585
Weighted average shares outstanding — diluted	554	576	592
Dividends declared per share	$0.24	$0.20	$0.00

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2012, 2011 and 2010

	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	(In millions)
Balance, September 30, 2009	587	$3,551	$6	$1,575	$2,530	$(560)	$—
Net income	—	592	—	—	592	—	—
Repurchases of common stock	(15)	(266)	—	—	—	(266)	—
Prepayment of structured stock repurchase	—	(169)	—	(169)	—	—	—
Common stock issued for stock-based compensation, including tax effects	4	29	—	(49)	—	78	—
Stock-based compensation expense	—	34	—	34	—	—	—
Other	—	1	—	—	—	1	—

Balance, September 30, 2010	576	3,772	6	1,391	3,122	(747)	—
Net income	—	638	—	—	638	—	—
Payment of cash dividends	—	(114)	—	—	(114)	—	—
Repurchases of common stock	(21)	(349)	—	—	—	(349)	—
Settlement of structured stock repurchase	(3)	—	—	50	—	(50)	—
Return of prepayment on structured stock repurchase	—	119	—	119	—	—	—
Common stock issued for stock-based compensation, including tax effects	2	13	—	(13)	—	26	—
Stock-based compensation expense	—	35	—	35	—	—	—
Other	—	2	—	2	—	—	—

Balance, September 30, 2011	554	4,116	6	1,584	3,646	(1,120)	—
Net income	—	586	—	—	586	—	—
Net unrealized investment gain, net of $10 million tax	—	18	—	—	—	—	18

Total comprehensive income		604

Payment of cash dividends	—	(132)	—	—	(132)	—	—
Repurchases of common stock	(12)	(208)	—	—	—	(208)	—
Common stock issued for stock-based compensation, including tax effects	3	4	—	(38)	—	42	—
Stock-based compensation expense	—	41	—	41	—	—	—

Balance, September 30, 2012	545	$4,425	$6	$1,587	$4,100	$(1,286)	$18

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
	(In millions)
Cash flows from operating activities:
Net income	$586	$638	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	67	57
Amortization of acquired intangible assets	92	97	100
Deferred income taxes	5	2	154
Gain on sale of investments	—	(2)	—
Loss on disposal of property	10	17	6
Gains on money market funds and client guarantees	—	—	(13)
Loss on debt refinancing	—	1	8
Stock-based compensation	41	35	34
Excess tax benefits on stock-based compensation	(9)	(10)	(16)
Other, net	(2)	—	—
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(1,511)	(1,525)	4,820
Receivable from brokers, dealers and clearing organizations	(275)	373	570
Receivable from clients, net	(588)	(668)	(1,681)
Receivable from/payable to affiliates, net	7	1	2
Other receivables, net	(3)	(44)	5
Securities owned	104	(229)	(184)
Other assets	—	(6)	(3)
Payable to brokers, dealers and clearing organizations	282	(225)	(557)
Payable to clients	1,749	2,169	(3,104)
Accounts payable and accrued liabilities	46	120	(197)
Deferred revenue	(14)	(21)	(8)

Net cash provided by operating activities	592	790	585

Cash flows from investing activities:
Purchase of property and equipment	(186)	(153)	(91)
Cash received in sale of business	—	5	—
Cash transferred in disposal of subsidiary	—	(3)	—
Purchase of short-term investments	(155)	(4)	(6)
Proceeds from sale and maturity of short-term investments	4	4	3
Proceeds from redemption of money market funds	—	—	52
Proceeds from sale of investments	2	3	—
Purchase of investments	(44)	(5)	—
Other, net	2	1	—

Net cash used in investing activities	(377)	(152)	(42)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,249
Payment of debt issuance costs	—	(2)	(11)
Principal payments on long-term debt	—	(4)	(1,411)
Principal payments on capital lease obligations	(6)	(10)	(14)
Proceeds from exercise of stock options	5	3	13
Purchase of treasury stock	(208)	(349)	(266)
Prepayment of structured stock repurchase	—	—	(169)
Return of prepayment on structured stock repurchase	—	119	—
Payment of cash dividends	(132)	(114)	—
Excess tax benefits on stock-based compensation	9	10	16

Net cash used in financing activities	(332)	(347)	(593)

Net increase (decrease) in cash and cash equivalents	(117)	291	(50)
Cash and cash equivalents at beginning of year	1,032	741	791

Cash and cash equivalents at end of year	$915	$1,032	$741

Supplemental cash flow information:
Interest paid	$34	$43	$39
Income taxes paid	$313	$321	$353
Tax benefit on exercises and distributions of stock-based compensation	$8	$10	$20
Noncash financing activities:
Settlement of structured stock repurchase	$—	$50	$—
Issuance of capital lease obligations	$—	$—	$6

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2012, 2011 and 2010

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

Cash and Cash Equivalents — The Company considers temporary, highly-liquid investments with an original maturity of three months or less to be cash equivalents, except for amounts required to be segregated for regulatory purposes.

Cash and Investments Segregated and on Deposit for Regulatory Purposes — Cash and investments segregated and on deposit for regulatory purposes consists primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and other regulations. Funds can be held in cash, reverse repurchase agreements, U.S. Treasury securities and other qualified securities. Reverse repurchase agreements (securities purchased under agreements to resell) are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company’s reverse repurchase agreements are collateralized by U.S. Treasury securities and generally have a maturity of seven days. Cash and investments segregated and on deposit for regulatory purposes also includes amounts that have been segregated or secured for the benefit of futures clients according to the regulations of the CFTC governing futures commission merchants.

Securities Borrowed and Securities Loaned — Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees earned or incurred by the Company are recognized in the period earned or incurred and recorded as interest revenue and brokerage interest expense, respectively, on the Consolidated Statements of Income. The related interest receivable from and the brokerage interest payable to broker-dealers are included in other receivables and in accounts payable and accrued liabilities, respectively, on the Consolidated Balance Sheets.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivable from/Payable to Clients — Receivable from clients primarily consists of margin loans to securities brokerage clients, which are collateralized by client securities, and is carried at the amount receivable, net of an allowance for doubtful accounts that is primarily based on the amount of unsecured margin balances. Payable to clients primarily consists of client cash held in brokerage accounts and is carried at the amount of client cash on deposit. The Company earns interest revenue and pays interest expense on its receivable from client and payable to client balances, respectively. The interest revenue and expense are included in net interest revenue on the Consolidated Statements of Income.

Securities Owned — Securities owned are recorded on a trade-date basis and carried at fair value, and the related changes in fair value are generally included in other revenues on the Consolidated Statements of Income. Securities held by our broker-dealer subsidiaries for trading or investment purposes are included in securities owned on the Consolidated Balance Sheets.

Property and Equipment — Property and equipment is recorded at cost, net of accumulated depreciation and amortization, except for land, which is recorded at cost. Depreciation is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

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

Comprehensive Income (Loss) — Comprehensive income (loss) primarily consists of net income and unrealized gains (losses) on securities available-for-sale, net of related income taxes. These results are incorporated into the Consolidated Statements of Stockholders’ Equity.

Transaction-based Revenues — Client securities trades are recorded on a settlement-date basis with such trades generally settling within three business days after the trade date. Revenues and expenses related to client trades, including revenues from execution agents (also referred to as payment for order flow) and revenues from markups on riskless principal trades in fixed-income securities, are recorded on a trade-date basis. Revenues related to client trades are recorded net of promotional allowances. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.

Net Interest Revenue — Net interest revenue primarily consists of income generated by client cash and interest charged to clients on margin balances, net of interest paid to clients on their credit balances. It also includes net interest revenue from securities borrowed and securities loaned transactions. Net interest revenue is recorded when earned.

Insured Deposit Account Fees — Insured deposit account fees are recognized in the period earned and consist of revenues resulting from the Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company a fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a flat fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums. The IDA agreement is described further in Note 18.

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

The Company sells investor education products separately and in various bundles that contain multiple deliverables including on-demand coaching services, website subscriptions, educational workshops, online courses and other products and services. In accordance with ASC 605-25, Multiple-Element Arrangements, sales

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (a) the product has value to the client on a standalone basis and (b) delivery or performance of any undelivered item is probable and substantially in the Company’s control. Each of the significant deliverables in our various investor education bundles qualifies as a separate unit of accounting. The relative selling price method is utilized to allocate the arrangement consideration to each deliverable at the inception of the arrangement. The selling price of each deliverable is generally determined by vendor-specific objective evidence, consisting of actual prices charged by the Company when sold separately. In certain arrangements, the Company offers these products bundled together at a discount. The discount is allocated pro rata to each deliverable based on the relative selling price of each deliverable. Deferred revenue arises because the payments are received before the services have been rendered. Deferred revenue is generally recognized into revenue for each deliverable: (a) upon attendance at educational events; (b) upon usage of on-demand services; or (c) over contractual service periods which are usually less than two years.

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

Recently Adopted Accounting Pronouncements

ASU 2011-04 — On January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent of the Financial Accounting Standards Board (“FASB”) about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

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

ASU 2011-08 — In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Therefore, ASU 2011-08 will be effective for the Company’s fiscal year beginning October 1, 2012. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

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

ASU 2012-02 — In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in ASU 2012-02 will allow entities to first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Entities will have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Therefore, ASU 2011-08 will be effective for the Company’s fiscal year beginning October 1, 2012. Adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial statements.

2.	Goodwill and Acquired Intangible Assets

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired company. There were no material changes in the carrying amount of goodwill during the fiscal years ended September 30, 2012 and 2011.

Acquired intangible assets consist of the following (dollars in millions):

	September 30,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,228	$(493)	$735	$1,228	$(416)	$812
Technology and content	99	(48)	51	99	(34)	65
Non-competition agreement	5	(5)	—	5	(4)	1
Trademark license	146	—	146	146	—	146

	$1,478	$(546)	$932	$1,478	$(454)	$1,024

Amortization expense on acquired intangible assets was $92 million, $97 million and $100 million for fiscal years 2012, 2011 and 2010, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2012 is as follows (dollars in millions):

Fiscal Year	Estimated Amortization Expense
2013	$91
2014	90
2015	90
2016	85
2017	76
Thereafter (to 2025)	354

Total	$786

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	September 30,
	2012	2011
Corporate	$403	$260
Broker-dealer subsidiaries	406	656
Trust company subsidiary	95	109
Investment advisory subsidiaries	11	7

Total	$915	$1,032

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash and Investments Segregated and on Deposit for Regulatory Purposes

Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	September 30,
	2012	2011
Reverse repurchase agreements	$2,181	$1,923
U.S. government debt securities	1,564	—
Cash in demand deposit accounts	179	596
Cash on deposit with futures commission merchant	96	—
U.S. government debt securities on deposit with futures commission merchant	10	—

Total	$4,030	$2,519

5.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in millions):

	September 30,
	2012	2011
Receivable:
Deposits paid for securities borrowed	$924	$495
Broker-dealers	2	4
Deposits with clearing organizations	177	326
Securities failed to deliver	7	9

Total	$1,110	$834

Payable:
Deposits received for securities loaned	$1,940	$1,658
Broker-dealers	3	1
Clearing organizations	—	13
Securities failed to receive	49	38

Total	$1,992	$1,710

6.	Allowance for Doubtful Accounts on Receivables

The following table summarizes activity in the Company’s allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in millions):

	2012	2011	2010
Beginning balance	$18	$11	$13
Provision for doubtful accounts	9	9	3
Write-off of doubtful accounts	(6)	(2)	(5)

Ending balance	$21	$18	$11

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consists of the following (dollars in millions):

	September 30,
	2012	2011
Leasehold improvements	$147	$123
Software	117	92
Computer equipment	190	184
Building construction in process	164	65
Other property and equipment	61	56

	679	520
Less: Accumulated depreciation and amortization	(235)	(179)

Property and equipment, net	$444	$341

8.	Long-term Debt

Long-term debt consists of the following (dollars in millions):

September 30, 2012	Face Value	Unamortized Discount	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250	$—	$1	$251
4.150% Senior Notes due 2014	500	—	27	527
5.600% Senior Notes due 2019	500	(1)	68	567

Total long-term debt	$1,250	$(1)	$96	$1,345

September 30, 2011	Face Value	Unamortized Discount	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250	$—	$4	$254
4.150% Senior Notes due 2014	500	—	33	533
5.600% Senior Notes due 2019	500	(1)	51	550

Total long-term debt	$1,250	$(1)	$88	$1,337

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Fiscal year maturities on long-term debt outstanding at September 30, 2012 are as follows (dollars in millions):

2013	$250
2014	—
2015	500
2016	—
2017	—
Thereafter	500

Total	$1,250

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes — On November 25, 2009 the Company sold, through a public offering, $1.25 billion aggregate principal amount of unsecured senior notes, consisting of $250 million aggregate principal amount of 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”), $500 million aggregate principal amount of 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) and $500 million aggregate principal amount of 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2012 Notes and the 2014 Notes, the “Senior Notes”). The Senior Notes were issued at an aggregate discount of $1 million, which is being amortized to interest expense over the terms of the respective Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. On November 25, 2009, the Company used the net proceeds from the issuance of the Senior Notes, together with approximately $158 million of cash on hand, to repay in full the outstanding principal under the Company’s January 23, 2006 credit agreement.

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

Interest Rate Swaps — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 2019 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. As of September 30, 2012, the weighted-average effective interest rate on the Senior Notes was 2.06%.

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded in interest on borrowings on the Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of the interest rate swaps and the hedged fixed-rate debt for the fiscal years indicated (dollars in millions):

	2012	2011	2010
Gain (loss) on fair value of interest rate swaps	$8	$39	$49
Gain (loss) on fair value of hedged fixed-rate debt	(8)	(39)	(49)

Net gain (loss) recorded in interest on borrowings	$—	$—	$—

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in millions):

	September 30,
	2012	2011
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$96	$88

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of September 30, 2012, the interest rate swap counterparties for the Senior Notes had pledged $113 million of collateral to the Company in the form of cash. As of September 30, 2011, the interest rate swap counterparty for the 2012 Notes and 2014 Notes had pledged $50 million of collateral to the Company in the form of U.S. Treasury securities and the interest rate swap counterparty for the 2019 Notes had pledged $58 million of collateral in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 1.25% to 2.25% for Parent LIBOR loans and from 0.25% to 1.25% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.15% to 0.375% on any unused amount of the Parent Revolving Facility, determined by reference to the Parent’s public debt ratings. As of September 30, 2012, the interest rate margin would have been 1.50% for Parent LIBOR loans and 0.50% for Base Rate loans, and the commitment fee was 0.20%, each determined by reference to the Parent’s public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2012.

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

The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Parent’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2012.

TD Ameritrade Clearing, Inc. Credit Agreement — On June 28, 2011, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 28, 2014.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 1.00% to 2.00% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.125% to 0.30% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of September 30, 2012, the interest rate margin would have been 1.25% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.15%, each determined by reference to the Parent’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2012.

The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2012.

9.	Income Taxes

Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in millions):

	2012	2011	2010
Current expense (benefit):
Federal	$314	$357	$169
State	1	20	(3)

	315	377	166

Deferred expense (benefit):
Federal	(2)	(5)	145
State	7	7	9

	5	2	154

Provision for income taxes	$320	$379	$320

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.1	2.3	2.4
Adjustments to estimated state income taxes	0.1	(0.1)	0.5
Interest recorded on unrecognized tax benefits, net	0.1	0.5	(0.2)
Reversal of accruals for unrecognized tax benefits	(1.7)	(0.5)	(2.5)
Reversal of capital loss valuation allowance	(0.4)	—	—
Other	0.1	0.1	(0.1)

	35.3%	37.3%	35.1%

The Company’s effective income tax rate for fiscal year 2012 was 35.3%, compared to 37.3% and 35.1% for fiscal years 2011 and 2010, respectively. The provision for income taxes for fiscal year 2012 was significantly

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower than normal primarily due to $19 million of favorable resolutions of state income tax matters and a $3 million benefit resulting from the reversal of a valuation allowance related to a capital loss carryover. These items favorably impacted the Company’s earnings for fiscal year 2012 by approximately four cents per share. The provision for income taxes for fiscal year 2011 was somewhat lower than normal due to $6 million of favorable resolutions of state income tax matters and $1 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for fiscal year 2011 by approximately one cent per share. The provision for income taxes for fiscal year 2010 was significantly lower than normal due to $32 million of favorable resolutions of certain federal and state income tax matters. These items favorably impacted the Company’s earnings for fiscal year 2010 by approximately five cents per share.

Deferred tax assets (liabilities) are comprised of the following (dollars in millions):

	September 30,
	2012	2011
Deferred tax assets:
Accrued liabilities	$69	$77
Intangible assets, state tax benefit	15	16
Stock-based compensation	30	27
Allowance for doubtful accounts	8	6
Unrealized tax gain on IDA agreement	9	12
Operating loss carryforwards	40	39
Other deferred tax assets	6	8

Gross deferred tax assets	177	185
Less: Valuation allowance	(37)	(37)

Net deferred tax assets	140	148

Deferred tax liabilities:
Property and intangible assets	(478)	(481)
Unrealized investment gains	(10)	—
Other deferred tax liabilities	(4)	(4)

Total deferred tax liabilities	(492)	(485)

Net deferred tax liabilities	$(352)	$(337)

Included in deferred tax assets above as of September 30, 2012 and 2011, is approximately $2 million and $5 million, respectively, of deferred tax benefits relating to intangible asset amortization deductions expected to be claimed in various state taxing jurisdictions, which may not be offset by deferred tax liabilities arising from different taxing jurisdictions on the Consolidated Balance Sheets. These amounts are presented separately as assets on the Consolidated Balance Sheets.

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

As of September 30, 2012, the Company has recorded a tax benefit for approximately $3 million of federal net operating loss carryover that was acquired as part of the thinkorswim Group Inc. acquisition in fiscal 2009.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net operating loss expires in 2019, and is subject to substantial annual limitations on the utilization of the net operating loss. The amount of tax benefit recorded in the financial statements represents the amount that is more likely than not to be realized within the carryforward period. At September 30, 2012, subsidiaries of the Company have approximately $692 million of separate state operating loss carryforwards. These carryforwards expire between fiscal 2013 and 2031. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized.

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in millions):

	2012	2011	2010
Beginning balance	$145	$149	$310
Additions based on tax positions related to the current year	10	10	16
Additions for tax positions of prior years	8	7	3
Reductions for tax positions of prior years	(3)	(12)	(6)
Reductions due to settlements with taxing authorities	(5)	(1)	(171)
Reductions due to lapsed statute of limitations	(16)	(8)	(3)

Ending balance	$139	$145	$149

The balance of unrecognized tax benefits as of September 30, 2012 was $139 million ($91 million net of the federal benefit on state matters), of which $89 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2011 was $145 million ($94 million net of the federal benefit on state matters), of which $90 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2009 through 2011 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2012 could decrease by up to $10 million ($7 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.

The Company recognized $3 million of net benefits for interest and penalties (net of the federal income tax effect) on the Consolidated Statement of Income for fiscal year 2012, due to the favorable resolution of an uncertain tax position. The Company recognized interest and penalties expense (net of the federal benefit) of $5 million and $0.4 million for fiscal years 2011 and 2010, respectively. As of September 30, 2012 and 2011, accrued interest and penalties related to unrecognized tax benefits was $44 million and $46 million, respectively.

10.	Capital Requirements

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

TDAC, the Company’s clearing broker-dealer subsidiary, and TD Ameritrade, Inc., the Company’s introducing broker-dealer subsidiary, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions.

Under Rule 15c3-1, TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. As a futures commission merchant registered with the CFTC, TD Ameritrade, Inc. is also subject to CFTC Regulation 1.17 under the Commodity Exchange Act, administered by the CFTC and the NFA, which requires the maintenance of minimum net capital of the greatest of (a) $1.0 million, (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the futures commission merchant in client and nonclient accounts, or (c) its Rule 15c3-1 net capital requirement.

Under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17, or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Exchange Act Rule 17a-11 and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2012	$1,302	$203	$1,099	$796	12.86%
September 30, 2011	$1,263	$199	$1,064	$765	12.68%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin or Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% or 120% of Required Net Capital)
September 30, 2012	$261	$8	$253	$252
September 30, 2011	$375	$1	$374	$374

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $20 million and $19 million as of September 30, 2012 and 2011, respectively, which exceeded the required Tier 1 capital by $10 million and $9 million, respectively.

11.	Stock-based Compensation

The Company has two stock incentive plans under which Company stock-based awards may be granted: the TD Ameritrade Holding Corporation Long-Term Incentive Plan (the “LTIP”) and the 2006 Directors Incentive Plan (the “Directors Plan”). The Company also assumed stock incentive plans in connection with past business combinations. New stock awards can no longer be granted under the assumed plans.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company’s common stock on the grant date. Stock options generally vest over a one- to four-year period and expire 10 years after the grant date. Restricted Stock Units (“RSUs”) are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period. RSUs granted to non-employee directors generally vest over a one-year period.

Stock-based compensation expense was $41 million, $35 million and $34 million for fiscal years 2012, 2011 and 2010, respectively. The related income tax benefits were $15 million, $13 million and $13 million for fiscal years 2012, 2011 and 2010, respectively.

The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2012:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	8,529	$8.48
Exercised	(1,335)	$4.01
Expired	(4)	$14.42

Outstanding at end of year	7,190	$9.31	2.5	$52

Exercisable at end of year	6,848	$8.85	2.3	$52

The weighted-average grant-date fair value of options granted during fiscal year 2010 was $10.15. No options were granted during fiscal years 2012 and 2011. The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $21 million, $10 million and $54 million, respectively. As of September 30, 2012, there was no unrecognized compensation cost related to nonvested stock option awards.

The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

2010
Risk-free interest rate	2.49%
Expected dividend yield	0%
Expected volatility	50%
Expected option life (years)	6.2

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures the fair value of RSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. RSUs are amortized over their applicable vesting period using the straight-line method, reduced by expected forfeitures.

The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2012:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	4,650	$16.91
Granted	2,012	$16.26
Dividend equivalents	46	$17.57
Vested	(1,982)	$14.22
Forfeited	(587)	$17.93

Nonvested at end of year	4,139	$17.74

As of September 30, 2012, there was $24 million of estimated unrecognized compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period of 1.8 years.

Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2012, the Company was not obligated to repurchase additional shares pursuant to the Stockholders Agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock option exercises.

12.	Employee Benefit Plans

The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $28 million, $31 million and $26 million for fiscal years 2012, 2011 and 2010, respectively.

13.	Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years indicated (in millions, except per share amounts):

	2012	2011	2010
Net income	$586	$638	$592

Weighted average shares outstanding — basic	548	570	585
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	6	6	7

Weighted average shares outstanding — diluted(1)	554	576	592

Earnings per share — basic	$1.07	$1.12	$1.01
Earnings per share — diluted	$1.06	$1.11	$1.00

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company excluded from the calculation of diluted earnings per share 2.5 million, 1.5 million and 2.6 million shares underlying stock-based compensation awards for the fiscal years ended September 30, 2012, 2011 and 2010, respectively, because their inclusion would have been antidilutive.

14.	Commitments and Contingencies

Lease Commitments — The Company has various non-cancelable operating leases on facilities and certain office equipment requiring annual payments as follows (dollars in millions):

Fiscal Year	Minimum Lease Payments
2013	$48
2014	46
2015	42
2016	40
2017	40
Thereafter (to 2028)	116

Total	$332

A majority of the leases for the Company’s branch offices contain provisions for renewal at the Company’s option. Rental expense, net of sublease income, was approximately $50 million, $50 million and $48 million for fiscal years 2012, 2011 and 2010, respectively.

The Company has capital leases on computer equipment. The amortization of equipment under capital leases is included in depreciation and amortization on the Consolidated Statements of Income. Future minimum lease payments under capital leases are $4 million and $1 million for fiscal years 2013 and 2014, respectively, and the present value of the minimum lease payments is $5 million.

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

On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, in which it agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

The Pennsylvania Securities Commission (“PSC”) filed an administrative order against TD Ameritrade, Inc. involving the sale of Yield Plus Fund securities to certain Pennsylvania clients. On September 19, 2012, the Company agreed to a settlement of the matter with the PSC. The settlement was not material to the Company’s financial condition, results of operations or cash flows.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company estimates that its clients’ current aggregate shortfall, based on the original par value of their holdings in the Yield Plus Fund, less the value of fund distributions to date and the value of payments under the SEC settlement, is approximately $36 million. This amount does not take into account any assets remaining in the fund that may become available for future distributions.

The Company is unable to predict the outcome or the timing of the ultimate resolution of the Ross lawsuit, or the potential loss, if any, that may result. However, management believes the outcome is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

As of September 30, 2012, client excess margin securities of approximately $12.0 billion and stock borrowings of approximately $0.9 billion were available to the Company to utilize as collateral on various borrowings or for other purposes. The Company had loaned approximately $1.9 billion and repledged approximately $1.2 billion of that collateral as of September 30, 2012.

Guarantees — The Company is a member of and provides guarantees to securities clearinghouses and exchanges in connection with client trading activities. Under related agreements, the Company is generally required to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral. However, the potential for the Company to be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for these guarantees.

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

Fair Value Measurement — Definition and Hierarchy

FASB ASC 820-10, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

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

•

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active and inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive financial instruments. This category also includes convertible preferred equity securities for which the fair value is measured on an as-converted basis.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011 (dollars in millions):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$768	$—	$—	$768
U.S. government debt securities	—	50	—	50

Subtotal — Cash equivalents	768	50	—	818

Short-term investments:
U.S. government debt securities	—	154	—	154

Investments segregated for regulatory purposes:
U.S. government debt securities	—	1,574	—	1,574

Securities owned:
Auction rate securities	—	—	6	6
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	333	—	333
Other	1	2	—	3

Subtotal — Securities owned	1	335	7	343

Investments available-for-sale:
Convertible preferred equity securities	—	70	—	70

Other assets:
Interest rate swaps(1)	—	96	—	96

Total assets at fair value	$769	$2,279	$7	$3,055

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$3	$—	$—	$3

(1)	See “Interest Rate Swaps” in Note 8 for details.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$950	$—	$—	$950

Short-term investments:
U.S. government debt securities	—	3	—	3
U.S. government agency debt securities	—	1	—	1

Subtotal — Short-term investments	—	4	—	4

Securities owned:
Auction rate securities	—	—	20	20
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	423	—	423
Other	1	2	—	3

Subtotal — Securities owned	1	425	21	447

Other assets:
Interest rate swaps(1)	—	88	—	88

Total assets at fair value	$951	$517	$21	$1,489

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$5	$—	$—	$5

(1)	See “Interest Rate Swaps” in Note 8 for details.

There were no transfers between any levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets measured at fair value on a recurring basis for the fiscal years ended September 30, 2012, 2011 and 2010 (dollars in millions):

	Year Ended September 30, 2012
	Securities Owned
	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, beginning of year	$20	$1
Purchases	1	—
Sales	(2)	—
Settlements	(13)	—

Balance, end of year	$6	$1

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2011			Year Ended September 30, 2010
	Securities Owned			Short-term Investments		Securities Owned
	Auction Rate Securities		Money Market and Other Mutual Funds	Money Market Mutual Funds		Auction Rate Securities		Money Market and Other Mutual Funds
Balance, beginning of year	$209		$5	$51		$15		$5
Net gains included in earnings	5	(1)	—	1	(2)	8	(1)	10	(2)
Purchases, sales, issuances and settlements, net	(194)		(4)	(52)		186		(10)

Balance, end of year	$20		$1	$—		$209		$5

(1)	Net gains on auction rate securities are recorded in other revenues on the Consolidated Statements of Income. For the year ended September 30, 2011, substantially all of the net gains on auction rate securities related to assets not held as of September 30, 2011. For the year ended September 30, 2010, net gains on auction rate securities included $4 million of net unrealized gains related to assets held as of September 30, 2010.

(2)	Gains on money market and other mutual funds relate to shares of The Reserve Primary and International Liquidity Funds that the Company held as of September 30, 2010. These gains are included in gains on money market funds and client guarantees on the Consolidated Statements of Income.

There were no nonfinancial assets or liabilities measured at fair value during the fiscal years ended September 30, 2012, 2011 and 2010.

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

Level 2 Measurements:

Convertible Preferred Equity Securities — These securities represent the Company’s investment in 39,000 shares of Knight Capital Group, Inc. (“Knight”) 2% convertible preferred shares. Each preferred share is convertible to 666.667 shares of Knight Class A common stock. The fair value of the preferred securities is based on quoted market prices of Knight Class A common stock on an as-converted basis.

Debt Securities — Fair values for debt securities are based on prices obtained from an independent pricing vendor. The primary inputs to the valuation include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads. The Company validates the vendor pricing by periodically comparing it to pricing from another independent pricing service. The Company has not adjusted prices obtained from the independent pricing vendor for any periods presented in the Consolidated Financial Statements because no significant pricing differences have been observed.

Interest Rate Swaps — These derivatives are valued by the counterparties using a model that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model is widely accepted in the financial services industry and does not involve significant judgment because most of the inputs are observable in the marketplace. Counterparty credit risk is not an input to the valuation because the Company has possession of collateral, in the form of cash or U.S. Treasury securities, in amounts equal to or exceeding the fair value of the interest rate swaps. The Company validates the counterparty valuations by comparing them to a valuation model provided by another third party service.

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

The following table summarizes quantitative information about Level 3 unobservable inputs as of September 30, 2012:

Asset	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities	Discounted cash flow	Constant prepayment rate (Annual)	15% - 20%	17%
		Yield premium for illiquidity	2%	2%

Fair Value of Financial Instruments Not Recorded at Fair Value

Cash and cash equivalents, receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates and other receivables are short-term in nature and accordingly are carried at amounts that approximate fair value. Cash and cash equivalents include cash and highly-liquid investments with an original maturity of three months or less (categorized as Level 1 of the fair value hierarchy). Receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates and other receivables are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).

Cash and investments segregated and on deposit for regulatory purposes includes reverse repurchase agreements (securities purchased under agreements to resell). Reverse repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company’s reverse repurchase agreements generally have a maturity of seven days and are collateralized by U.S. Treasury securities in amounts exceeding the carrying value of the resale agreements. Accordingly, the carrying value of reverse repurchase agreements approximates fair value (categorized as Level 2 of the fair value hierarchy). In addition, this category includes cash held in demand deposit accounts and on deposit with a futures commission merchant, for which the carrying values approximate

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value (categorized as Level 1 of the fair value hierarchy). See Note 4 for a summary of cash and investments segregated and on deposit for regulatory purposes.

Senior Notes — As of September 30, 2012, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.373 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.345 billion. As of September 30, 2011, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.338 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.337 billion.

16.	Segment and Geographic Area Information

The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company’s revenues from external clients for the fiscal years ended September 30, 2012, 2011 and 2010 were derived from its operations in the United States.

17.	Structured Stock Repurchase

On August 20, 2010, the Company entered into an agreement with an investment bank counterparty to effect a structured repurchase of up to 12 million shares of its common stock. The Company entered into this structured stock repurchase agreement in order to lower the average cost of acquiring shares of its common stock. The Company evaluated the contingent exercise provisions and settlement provisions of the agreement, as well as all other conditions for equity accounting under ASC 815-40, Contracts in Entity’s Own Equity, and determined that the agreement qualified for treatment as an equity instrument. Under the terms of the agreement, the Company prepaid $169 million to the counterparty, which was recorded as a reduction of additional paid-in capital on the Consolidated Balance Sheet. Settlement of the transaction occurred on December 1, 2010 and the Company purchased approximately 3.2 million shares for approximately $50 million ($15.94 per share). The number of shares the Company purchased from the counterparty and the purchase price were based on the average of the daily volume-weighted average share price of the Company’s common stock over the measurement period for the transaction, less a pre-determined discount. Upon settlement of the transaction, the Company was entitled to receive the excess prepayment amount of $119 million in the form of cash or shares, at the Company’s option. The Company elected to receive cash, which was recorded as additional paid-in capital.

18.	Related Party Transactions

Transactions with TD and Affiliates

As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.4% of the Company’s common stock as of September 30, 2012, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

Insured Deposit Account Agreement

The Company is party to an IDA agreement with TD and certain Depository Institutions affiliated with TD. Under the IDA agreement, the Depository Institutions make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company a fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a flat fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums.

The IDA agreement has a term of five years beginning July 1, 2008, and is automatically renewable for successive five-year terms, provided that it may be terminated by any party upon two years’ prior written notice. As of September 30, 2012, neither the Company nor TD has exercised its termination rights. The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provides that, from time to time, the Company may request amounts and maturity dates for the fixed-rate investments in the IDA portfolio, subject to the approval of the Depository Institutions. For example, if the Company requests (and the Depository Institutions agree) that $100 million of deposits should be invested in 5-year fixed rate investments, and on the day such investment is approved the prevailing fixed yield for the applicable 5-year U.S. dollar LIBOR-based swaps is 1.00%, then the Company will earn a gross fixed yield of 1.00% on that portion of the portfolio (before any deductions for interest paid to clients, the flat 25 basis point fee to the Depository Institutions and the cost of FDIC insurance premiums). The interest rates paid to clients are set by the Depository Institutions, in consideration of Company recommendations, and are not linked to any index. As of September 30, 2012, the IDA portfolio was comprised of approximately 92% fixed rate investments and 8% floating rate investments.

In the event the fee computation results in a negative amount, the Company must pay the Depository Institutions the negative amount. This effectively results in the Company guaranteeing the Depository Institutions revenue of 25 basis points on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the investment portfolio at the Depository Institutions, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative IDA fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the fee calculation to result in a negative amount is remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for the IDA agreement.

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in millions):

Description	Statement of Income Classification	Revenues from TD and Affiliates
		2012	2011	2010
Insured Deposit Account Agreement	Insured deposit account fees	$828	$763	$682
Mutual Fund Agreements	Investment product fees	3	8	10
Referral and Strategic Alliance Agreement	Various	8	4	1
Securities borrowing and lending, net	Net interest revenue	3	4	2
Other	Various	2	3	1

Total revenues		$844	$782	$696

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description	Statement of Income Classification	Expenses to TD and Affiliates
		2012	2011	2010
Canadian Call Center Serivces Agreement	Professional Services	$18	$18	$17
Other	Various	4	4	4

Total expenses		$22	$22	$21

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	September 30,
	2012	2011
Assets:
Receivable from brokers, dealers and clearing organizations	$1	$—
Receivable from affiliates	85	93

Liabilities:
Payable to brokers, dealers and clearing organizations	$125	$88
Payable to affiliates	4	4

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2012

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$178	$6	$731	$—	$915
Short-term investments	151	—	3	—	154
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,030	—	4,030
Receivable from brokers, dealers and clearing organizations	—	—	1,110	—	1,110
Receivable from clients, net	—	—	8,647	—	8,647
Investments in subsidiaries	5,456	5,250	548	(11,254)	—
Receivable from affiliates	5	3	83	(6)	85
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	786	—	932
Other, net	230	7	961	(25)	1,173

Total assets	$6,020	$5,412	$19,366	$(11,285)	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,992	$—	$1,992
Payable to clients	—	—	10,728	—	10,728
Accounts payable and accrued liabilities	249	—	391	(8)	632
Payable to affiliates	1	—	9	(6)	4
Long-term debt	1,345	—	—	—	1,345
Other	—	48	356	(17)	387

Total liabilities	1,595	48	13,476	(31)	15,088
Stockholders’ equity	4,425	5,364	5,890	(11,254)	4,425

Total liabilities and stockholders’ equity	$6,020	$5,412	$19,366	$(11,285)	$19,513

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$94	$7	$931	$—	$1,032
Short-term investments	—	—	4	—	4
Cash and investments segregated and on deposit for regulatory purposes	—	—	2,519	—	2,519
Receivable from brokers, dealers and clearing organizations	—	—	834	—	834
Receivable from clients, net	—	—	8,059	—	8,059
Investments in subsidiaries	5,431	5,240	556	(11,227)	—
Receivable from affiliates	6	4	89	(6)	93
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	878	—	1,024
Other, net	149	6	970	(31)	1,094

Total assets	$5,680	$5,403	$17,307	$(11,264)	$17,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,710	$—	$1,710
Payable to clients	—	—	8,979	—	8,979
Accounts payable and accrued liabilities	227	—	364	(6)	585
Payable to affiliates	—	—	10	(6)	4
Long-term debt	1,337	—	—	—	1,337
Other	—	49	371	(25)	395

Total liabilities	1,564	49	11,434	(37)	13,010
Stockholders' equity	4,116	5,354	5,873	(11,227)	4,116

Total liabilities and stockholders' equity	$5,680	$5,403	$17,307	$(11,264)	$17,126

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended September 30, 2012

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$32	$—	$2,641	$(32)	$2,641
Operating expenses	28	—	1,711	(32)	1,707

Operating income	4	—	930	—	934
Other expense (income)	29	—	(1)	—	28

Income (loss) before income taxes and equity in income of subsidiaries	(25)	—	931	—	906
Provision for (benefit from) income taxes	(19)	(3)	342	—	320

Income (loss) before equity in income of subsidiaries	(6)	3	589	—	586
Equity in income of subsidiaries	592	577	33	(1,202)	—

Net income	$586	$580	$622	$(1,202)	$586

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended September 30, 2011

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$17	$—	$2,763	$(17)	$2,763
Operating expenses	16	—	1,716	(17)	1,715

Operating income	1	—	1,047	—	1,048
Other expense (income)	33	—	(2)	—	31

Income (loss) before income taxes and equity in income of subsidiaries	(32)	—	1,049	—	1,017
Provision for (benefit from) income taxes	(13)	(1)	393	—	379

Income (loss) before equity in income of subsidiaries	(19)	1	656	—	638
Equity in income of subsidiaries	657	673	38	(1,368)	—

Net income	$638	$674	$694	$(1,368)	$638

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended September 30, 2010

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$16	$—	$2,560	$(16)	$2,560
Operating expenses	13	(3)	1,601	(16)	1,595

Operating income	3	3	959	—	965
Other expense	52	—	1	—	53

Income (loss) before income taxes and equity in income of subsidiaries	(49)	3	958	—	912
Provision for (benefit from) income taxes	(33)	(6)	359	—	320

Income (loss) before equity in income of subsidiaries	(16)	9	599	—	592
Equity in income of subsidiaries	608	596	10	(1,214)	—

Net income	$592	$605	$609	$(1,214)	$592

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 30, 2012

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$46	$2	$544	$592

Cash flows from investing activities:
Purchase of property and equipment	—	—	(186)	(186)
Purchase of short-term investments	(152)	—	(3)	(155)
Purchase of investments	(43)	—	(1)	(44)
Other, net	2	—	6	8

Net cash used in investing activities	(193)	—	(184)	(377)

Cash flows from financing activities:
Purchase of treasury stock	(208)	—	—	(208)
Payment of cash dividends	(132)	—	—	(132)
Other, net	4	—	4	8

Net cash provided by (used in) financing activities	(336)	—	4	(332)

Intercompany investing and financing activities, net	567	(3)	(564)	—

Net increase (decrease) in cash and cash equivalents	84	(1)	(200)	(117)

Cash and cash equivalents at beginning of year	94	7	931	1,032

Cash and cash equivalents at end of year	$178	$6	$731	$915

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 30, 2011

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(45)	$202	$633	$790

Cash flows from investing activities:
Purchase of property and equipment	—	—	(153)	(153)
Purchase of short-term investments	—	—	(4)	(4)
Other, net	—	—	5	5

Net cash used in investing activities	—	—	(152)	(152)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(4)	(4)
Purchase of treasury stock	(349)	—	—	(349)
Return of prepayment on structured stock repurchase	119	—	—	119
Payment of cash dividends	(114)	—	—	(114)
Other, net	13	—	(12)	1

Net cash used in financing activities	(331)	—	(16)	(347)

Intercompany investing and financing activities, net	403	(220)	(183)	—

Net increase (decrease) in cash and cash equivalents	27	(18)	282	291

Cash and cash equivalents at beginning of year	67	25	649	741

Cash and cash equivalents at end of year	$94	$7	$931	$1,032

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 30, 2010

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(129)	$(1)	$715	$585

Cash flows from investing activities:
Purchase of property and equipment	—	—	(91)	(91)
Purchase of short-term investments	—	—	(6)	(6)
Proceeds from redemption of money market funds	—	52	—	52
Other, net	—	—	3	3

Net cash provided by (used in) investing activities	—	52	(94)	(42)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,249	—	—	1,249
Principal payments on long-term debt	(1,407)	—	(4)	(1,411)
Purchase of treasury stock	(266)	—	—	(266)
Prepayment of structured stock repurchase	(169)	—	—	(169)
Other, net	18	—	(14)	4

Net cash used in financing activities	(575)	—	(18)	(593)

Intercompany investing and financing activities, net	726	(135)	(591)	—

Net increase (decrease) in cash and cash equivalents	22	(84)	12	(50)

Cash and cash equivalents at beginning of year	45	109	637	791

Cash and cash equivalents at end of year	$67	$25	$649	$741

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)

(Dollars in millions, except per share amounts)

	For the Fiscal Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$653	$673	$667	$647
Operating income	$228	$219	$254	$232
Net income	$152	$137	$154	$143
Basic earnings per share	$0.28	$0.25	$0.28	$0.26
Diluted earnings per share	$0.27	$0.25	$0.28	$0.26

	For the Fiscal Year Ended September 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$656	$718	$685	$704
Operating income	$234	$283	$262	$269
Net income	$145	$172	$157	$164
Basic earnings per share	$0.25	$0.30	$0.28	$0.29
Diluted earnings per share	$0.25	$0.30	$0.27	$0.29

Quarterly amounts may not sum to fiscal year totals due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on this assessment, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to adequate design and effective operation of the Company’s disclosure controls and procedures and the Company’s systems of internal control over financial reporting for financial presentations in conformity with U.S. generally accepted accounting principles as of September 30, 2012. In addition, management believes that the Company maintained effective systems of internal control that provided reasonable assurance as to the effectiveness and efficiency of operations and compliance with applicable laws and regulations as of September 30, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TD Ameritrade Holding Corporation

We have audited TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD Ameritrade Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TD Ameritrade Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Ameritrade Holding Corporation as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012 and our report dated November 26, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

November 26, 2012

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2012 (the “Proxy Statement”).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2012, information about compensation plans under which equity securities of the Company are authorized for issuance:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	11,487,357	(1)	$9.31	(2)	13,804,334	(3)

(1)	Consists of 7,189,999 stock options, 4,139,415 restricted stock units and 157,943 deferred stock units outstanding under the Company’s stock incentive plans.

(2)	The weighted-average exercise price does not take into account awards that have no exercise price, such as restricted stock units and deferred stock units.

(3)	The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the “LTIP”) and the 2006 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of September 30, 2012, there were 12,712,070 shares and 1,092,264 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

The previous table includes the following options assumed in connection with the Company’s acquisition of thinkorswim Group Inc. in fiscal 2009:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Plan Category	(a)	(b)
Equity compensation plans approved by security holders	141,248	$24.91

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes.

3.	Exhibits

See Item 15(b) below.

(b)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)
3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
4.2	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)
4.3	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.2)
4.4	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.2)
4.5	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.2)

Exhibit No.	Description
10.1*	Form of Indemnification Agreement, dated as of May 30, 2006, between TD Ameritrade Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)
10.2*	Chairman of the Board of Directors Term Sheet, effective as of June 1, 2011, between Joseph H. Moglia and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on November 18, 2011)
10.3*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.4*	Employment Agreement, as amended and restated, effective as of May 16, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10.5*	Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10.6*	Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)
10.7*	Executive Employment Term Sheet, effective as of April 11, 2011, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2011)
10.8*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 18, 2011)
10.9*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.10*	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)
10.11*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 4, 2011)
10.12*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)
10.13*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.14*	Form of Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.15*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on February 4,2011)
10.16*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)
10.17*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 18, 2011)
10.18*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)

Exhibit No.	Description
10.19*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.20	Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)
10.21	Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.22	Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on November 13, 2009)
10.23	Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on November 19, 2010)
10.24	Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 7, 2012)
10.25	Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)
10.26	Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)
10.27	Credit Agreement, dated June 28, 2011, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 5, 2011)
10.28	Credit Agreement, dated June 28, 2011, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 5, 2011)
10.29	Letter Agreement to effect a structured stock repurchase, dated as of August 20, 2010, between TD Ameritrade Holding Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 1, 2012)
10.30	Guaranteed Maximum Price Amendment between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., effective November 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 2, 2011)
10.31	Construction agreement between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 13, 2011)
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed February 4, 2011)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP

Exhibit No.	Description
31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of November, 2012.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of November, 2012.

/s/ JOSEPH H. MOGLIA Joseph H. Moglia Chairman of the Board	/s/ KERRY PEACOCK Kerry Peacock Director

/s/ W. EDMUND CLARK W. Edmund Clark Vice Chairman of the Board	/s/ WILBUR J. PREZZANO Wilbur J. Prezzano Director

/s/ MARSHALL A. COHEN Marshall A. Cohen Director	/s/ J. PETER RICKETTS J. Peter Ricketts Director

/s/ DAN W. COOK III Dan W. Cook III Director	/s/ TODD M. RICKETTS Todd M. Ricketts Director

/s/ KAREN E. MAIDMENT Karen E. Maidment Director	/s/ ALLAN R. TESSLER Allan R. Tessler Director

/s/ MARK L. MITCHELL Mark L. Mitchell Director