Form 10-K/A
period 2012-09-30
TD AMERITRADE HOLDING CORP
filed 2012-12-14
CIK 1173431

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

None

(Title of class)

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

Explanatory Note

This Amendment is being filed to include Exhibit 10.32 under Part IV, Item 15 - Exhibits and Financial Statement Schedules, in response to a comment received from the Securities and Exchange Commission. Except for Item 15 of Part IV, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

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

Exhibit No.	Description

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

Exhibit No.	Description
10.24

Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 7, 2012)

10.25

Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)

10.26

Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)

10.27

Credit Agreement, dated June 28, 2011, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 5, 2011)

10.28

Credit Agreement, dated June 28, 2011, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 5, 2011)

10.29

Letter Agreement to effect a structured stock repurchase, dated as of August 20, 2010, between TD Ameritrade Holding Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 1, 2012)

10.30

Guaranteed Maximum Price Amendment between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., effective November 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 2, 2011)

10.31

Construction agreement between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 13, 2011)

10.32†

Insured Deposit Account Agreement among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company, dated as of December 19, 2009

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2012.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.32†

Insured Deposit Account Agreement among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company, dated as of December 19, 2009

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

† The Company has requested confidential treatment for portions of this exhibit.