Form 10-K/A
period 2012-09-30
TD AMERITRADE HOLDING CORP
filed 2013-02-04
CIK 1173431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Explanatory Note

This Amendment is being filed for the following purposes:

1.	To clarify certain language in the risk factor titled “TD and the Ricketts holders exercise significant influence over TD Ameritrade” under Part I, Item 1A – Risk Factors; and

2.	To re-file Exhibit 10.32 under Part IV, Item 15—Exhibits and Financial Statement Schedules, in order to modify the confidential treatment request in response to a comment received from the Securities and Exchange Commission.

Except for Item 1A of Part I and Item 15 of Part IV, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

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

As of September 30, 2012, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 45% and 15%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights only with respect to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2016). There is no restriction on the ability of TD to vote its shares following the complete termination of the stockholders agreement. Under the stockholders agreement, if our stock repurchases cause TD’s ownership percentage to increase, TD is only permitted to own up to 48% of our outstanding common stock and has until January 24, 2014 to reduce its ownership to 45%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock. There is no restriction on the number of shares TD or the Ricketts holders may own following the termination of the stockholders agreement. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.

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

3.	Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)

4.2	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.3	Form of 2.950% Senior Note due 2012 (included in Exhibit 4.2)

4.4	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.2)

4.5	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.2)

10.1*	Form of Indemnification Agreement, dated as of May 30, 2006, between TD Ameritrade Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)

10.2*	Chairman of the Board of Directors Term Sheet, effective as of June 1, 2011, between Joseph H. Moglia and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on November 18, 2011)

10.3*	Non-Qualified Stock Option Agreement, dated as of March 1, 2003, between Joseph H. Moglia and Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.4*	Employment Agreement, as amended and restated, effective as of May 16, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)

10.5*	Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)

Exhibit No.	Description

10.6*	Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)

10.7*	Executive Employment Term Sheet, effective as of April 11, 2011, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2011)

10.8*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 18, 2011)

10.9*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.10*	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 9, 2006)

10.11*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 4, 2011)

10.12*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)

10.13*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.14*	Form of Directors Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.15*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on February 4,2011)

10.16*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)

10.17*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 18, 2011)

10.18*	Datek Online Holdings Corp. 2001 Stock Incentive Plan, as amended and restated effective as of September 9, 2002 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-99353, filed on September 10, 2002)

10.19*	First Amendment of Datek Online Holdings Corp. 2001 Stock Incentive Plan, effective as of September 25, 2004 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.20	Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)

10.21	Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)

10.22	Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on November 13, 2009)

10.23	Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on November 19, 2010)

Exhibit No.	Description

10.24	Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 7, 2012)

10.25	Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)

10.26	Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)

10.27	Credit Agreement, dated June 28, 2011, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 5, 2011)

10.28	Credit Agreement, dated June 28, 2011, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 5, 2011)

10.29	Letter Agreement to effect a structured stock repurchase, dated as of August 20, 2010, between TD Ameritrade Holding Corporation and Barclays Capital Inc., acting as agent for Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 1, 2012)

10.30	Guaranteed Maximum Price Amendment between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., effective November 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 2, 2011)

10.31	Construction agreement between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 13, 2011)

10.32†	Insured Deposit Account Agreement among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company, dated as of December 19, 2009

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed February 4, 2011)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.
†	The Company has requested confidential treatment for portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of February, 2013.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK

Fredric J. Tomczyk
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER

William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.32†	Insured Deposit Account Agreement among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company, dated as of December 19, 2009

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	The Company has requested confidential treatment for portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.