Form 10-Q
period 2012-12-31
TD AMERITRADE HOLDING CORP
filed 2013-02-06
CIK 1173431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2012

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

As of January 30, 2013, there were 549,106,521 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

TD Ameritrade Holding Corporation

We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of December 31, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 26, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 6, 2013

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2012	2012
	(In millions)
ASSETS
Cash and cash equivalents	$1,852	$915
Short-term investments	4	154
Cash and investments segregated and on deposit for regulatory purposes	4,682	4,030
Receivable from brokers, dealers and clearing organizations	948	1,110
Receivable from clients, net	8,799	8,647
Receivable from affiliates	180	85
Other receivables, net	110	118
Securities owned, at fair value	311	343
Investments available-for-sale, at fair value	91	70
Property and equipment at cost, net	469	444
Goodwill	2,467	2,467
Acquired intangible assets, net	909	932
Deferred income taxes	2	2
Other assets	194	196

Total assets	$21,018	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,941	$1,992
Payable to clients	12,459	10,728
Accounts payable and accrued liabilities	564	632
Payable to affiliates	5	4
Notes payable	275	—
Deferred revenue	23	28
Long-term debt	1,087	1,345
Capitalized lease obligations	4	5
Deferred income taxes	382	354

Total liabilities	16,740	15,088

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; December 31, 2012 - 547 million shares outstanding; September 30, 2012 - 545 million shares outstanding	6	6
Additional paid-in capital	1,581	1,587
Retained earnings	3,924	4,100
Treasury stock, common, at cost: December 31, 2012 - 84 million shares; September 30, 2012 - 86 million shares	(1,264)	(1,286)
Net unrealized gain on investments available-for-sale	31	18

Total stockholders’ equity	4,278	4,425

Total liabilities and stockholders’ equity	$21,018	$19,513

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
	2012	2011
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$257	$273

Asset-based revenues:
Interest revenue	118	111
Brokerage interest expense	(2)	(2)

Net interest revenue	116	109

Insured deposit account fees	205	205
Investment product fees	56	44

Total asset-based revenues	377	358

Other revenues	17	22

Net revenues	651	653

Operating expenses:
Employee compensation and benefits	168	173
Clearing and execution costs	24	20
Communications	28	28
Occupancy and equipment costs	39	38
Depreciation and amortization	20	17
Amortization of acquired intangible assets	23	23
Professional services	34	45
Advertising	52	57
Other	22	24

Total operating expenses	410	425

Operating income	241	228

Other expense (income):
Interest on borrowings	6	7
Gain on sale of investments	(2)	—

Total other expense (income)	4	7

Pre-tax income	237	221

Provision for income taxes	90	69

Net income	$147	$152

Earnings per share - basic	$0.27	$0.28
Earnings per share - diluted	$0.27	$0.27

Weighted average shares outstanding - basic	546	550
Weighted average shares outstanding - diluted	551	555

Dividends declared per share	$0.59	$0.06

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2012	2011
	(In millions)
Net income	$147	$152

Other comprehensive income:
Change in net unrealized gain on investments available-for-sale:
Net unrealized gain	21	—
Income tax effect	(8)	—

Total other comprehensive income	13	—

Comprehensive income	$160	$152

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2012	2011
	(In millions)
Cash flows from operating activities:
Net income	$147	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	17
Amortization of acquired intangible assets	23	23
Deferred income taxes	20	15
Gain on sale of investments	(2)	—
Stock-based compensation	7	10
Excess tax benefits on stock-based compensation	(7)	(8)
Other, net	1	(1)
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(652)	(3,551)
Receivable from brokers, dealers and clearing organizations	162	6
Receivable from clients, net	(151)	393
Receivable from/payable to affiliates, net	(94)	(9)
Other receivables, net	8	12
Securities owned	32	71
Other assets	(7)	(4)
Payable to brokers, dealers and clearing organizations	(51)	(110)
Payable to clients	1,731	3,103
Accounts payable and accrued liabilities	(63)	(60)
Deferred revenue	(4)	(3)

Net cash provided by operating activities	1,120	56

Cash flows from investing activities:
Purchase of property and equipment	(46)	(28)
Proceeds from sale and maturity of short-term investments	150	—
Proceeds from sale of investments	3	—

Net cash provided by (used in) investing activities	107	(28)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
	(In millions)
Cash flows from financing activities:
Principal payments on long-term debt	$(250)	$—
Proceeds from notes payable	275	—
Payment of cash dividends	(323)	(33)
Proceeds from exercise of stock options; Three months ended December 31, 2012 - 1.5 million shares; 2011 - 0.1 million shares	6	—
Purchase of treasury stock; Three months ended December 31, 2012 - 0.2 million shares; 2011 - 7.2 million shares	(4)	(115)
Principal payments on capital lease obligations	(1)	(2)
Excess tax benefits on stock-based compensation	7	8

Net cash used in financing activities	(290)	(142)

Net increase (decrease) in cash and cash equivalents	937	(114)

Cash and cash equivalents at beginning of period	915	1,032

Cash and cash equivalents at end of period	$1,852	$918

Supplemental cash flow information:
Interest paid	$8	$8
Income taxes paid	$100	$99

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month Periods Ended December 31, 2012 and 2011

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2012.

Recently Adopted Accounting Pronouncements

ASU 2011-05 — On October 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and allows two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements, consisting of a statement of net income followed by a separate statement of other comprehensive income. The Company selected the second option for adoption of ASU 2011-05. The adoption of ASU 2011-05 resulted only in changes to the manner in which components of other comprehensive income are presented in the Company’s condensed consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	December 31,	September 30,
	2012	2012
Corporate	$440	$403
Broker-dealer subsidiaries	841	406
Trust company subsidiary	556	95
Investment advisory subsidiaries	15	11

Total	$1,852	$915

Capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Most of the trust company cash and cash equivalents arises from client transactions in the process of settlement, and therefore is generally not available for corporate purposes. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES

Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	December 31,	September 30,
	2012	2012
Reverse repurchase agreements	$2,377	$2,181
U.S. government debt securities	2,022	1,564
Cash in demand deposit accounts	179	179
Cash on deposit with futures commission merchant	53	96
U.S. government debt securities on deposit with futures commission merchant	51	10

Total	$4,682	$4,030

4. INCOME TAXES

The Company’s effective income tax rate for the three months ended December 31, 2012 was 38.0%, compared to 31.2% for the three months ended December 31, 2011. The provision for income taxes for the three months ended December 31, 2011 was significantly lower than normal due to $14 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the three months ended December 31, 2011 by approximately 2.5 cents per share.

5. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following (dollars in millions):

	Face	Unamortized	Fair Value	Net Carrying
December 31, 2012	Value	Discount	Adjustment (1)	Value
Notes payable:
Parent Revolving Facility	$275	$—	$—	$275
Senior Notes:
4.150% Senior Notes due 2014	500	—	24	524
5.600% Senior Notes due 2019	500	(1)	64	563

Subtotal - Long-term debt	1,000	(1)	88	1,087

Total notes payable and long-term debt	$1,275	$(1)	$88	$1,362

	Face	Unamortized	Fair Value	Net Carrying
September 30, 2012	Value	Discount	Adjustment (1)	Value
Senior Notes:
2.950% Senior Notes due 2012	$250	$—	$1	$251
4.150% Senior Notes due 2014	500	—	27	527
5.600% Senior Notes due 2019	500	(1)	68	567

Total long-term debt	$1,250	$(1)	$96	$1,345

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Interest Rate Swaps – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the

2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. On December 1, 2012, the Company paid in full the outstanding principal under the 2012 Notes and the interest rate swap on the 2012 Notes expired. As of December 31, 2012, the weighted-average effective interest rate on the Senior Notes was 2.12%.

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded in interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of the interest rate swaps and the hedged fixed-rate debt for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2012	2011
Gain (loss) on fair value of interest rate swaps	$(8)	$(2)
Gain (loss) on fair value of hedged fixed-rate debt	8	2

Net gain (loss) recorded in interest on borrowings	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	December 31,	September 30,
	2012	2012
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$88	$96

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of December 31, 2012 and September 30, 2012, the interest rate swap counterparties for the Senior Notes had pledged $92 million and $113 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

TD Ameritrade Holding Corporation Credit Agreement — On December 28, 2012, the Company borrowed $275 million under the TD Ameritrade Holding Corporation senior unsecured revolving credit facility (the “Parent Revolving Facility”). The Company used the proceeds to fund a $0.50 per share special cash dividend, paid on the Company’s common stock on December 31, 2012. As of December 31, 2012, there was $275 million of borrowings outstanding under the Parent Revolving Facility. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of December 31, 2012, the interest rate margin was 1.50%, determined by reference to the Company’s public debt ratings, and the interest rate was 1.71%.

6. CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the “Exchange Act”), administered by the SEC and the Financial Industry Regulatory Authority (“FINRA”), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.

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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Net Capital
in Excess of
		Required		Early Warning
		Net Capital	Net Capital	Threshold	Ratio of
		(2% of	in Excess of	(5% of	Net Capital
		Aggregate	Required	Aggregate	to Aggregate
Date	Net Capital	Debit Balances)	Net Capital	Debit Balances)	Debit Balances
December 31, 2012	$1,153	$204	$949	$644	11.33%
September 30, 2012	$1,302	$203	$1,099	$796	12.86%

TD Ameritrade, Inc.
Net Capital
		Required		in Excess of
		Net Capital		Early Warning
		(8% of Total	Net Capital	Threshold
		Risk Margin or	in Excess of	(110% of
		Minimum Dollar	Required	Required
Date	Net Capital	Requirement)	Net Capital	Net Capital)
December 31, 2012	$249	$5	$244	$243
September 30, 2012	$261	$8	$253	$252

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $21 million and $20 million as of December 31, 2012 and September 30, 2012, respectively, which exceeded the required Tier 1 capital by $10 million as of each date.

7. COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Matters

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

On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

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

Other Legal and Regulatory Matters – The Company is subject to a number of other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. Accounting Standards Codification (“ASC”) 450, Loss Contingencies, governs the recognition and disclosure of loss contingencies, including potential losses from legal and regulatory matters. ASC 450 categorizes loss contingencies using three terms based on the likelihood of occurrence of events that result in a loss: “probable” means that “the future event or events are likely to occur;” “remote” means that “the chance of the future event or events occurring is slight;” and “reasonably possible” means that “the chance of the future event or events occurring is more than remote but less than likely.” Under ASC 450, the Company accrues for losses that are considered both probable and reasonably estimable. The Company may incur losses in addition to the amounts accrued where the losses are greater than estimated by management, or for matters for which an unfavorable outcome is considered reasonably possible, but not probable.

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $55 million as of December 31, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

The Company believes, based on its current knowledge and after consultation with counsel, that the ultimate disposition of these legal and regulatory matters, individually or in the aggregate, is not likely to have a material adverse effect on the financial condition or cash flows of the Company. However, in light of the uncertainties involved in such matters, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential losses, fines, penalties or equitable relief, if any, that may result, and it is possible that the ultimate resolution of one or more of these matters may be material to the Company’s results of operations for a particular reporting period.

Income Taxes

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

The following table summarizes client excess margin securities and stock borrowings that were available to the Company to utilize as collateral on various borrowings or for other purposes, and the amount of that collateral loaned or repledged by the Company (dollars in billions):

	December 31,	September 30,
	2012	2012
Client excess margin securities	$12.0	$12.0
Stock borrowings	0.8	0.9

Total collateral available	$12.8	$12.9

Collateral loaned	$1.9	$1.9
Collateral repledged	1.5	1.2

Total collateral loaned or repledged	$3.4	$3.1

Guarantees

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012 (dollars in millions):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,524	$—	$—	$1,524

Short-term investments:
U.S. government debt securities	—	4	—	4

Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,073	—	2,073

Securities owned:
Auction rate securities	—	—	6	6
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	292	—	292
Equity securities	8	—	—	8
Other	—	4	—	4

Subtotal - Securities owned	8	296	7	311

Investments available-for-sale:
Convertible preferred equity securities	—	91	—	91

Other assets:
Interest rate swaps(1)	—	88	—	88

Total assets at fair value	$1,532	$2,552	$7	$4,091

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$25	$—	$—	$25

(1)	See “Interest Rate Swaps” in Note 5 for details.

	As of September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$768	$—	$—	$768
U.S. government debt securities	—	50	—	50

Subtotal - Cash equivalents	768	50	—	818

Short-term investments:
U.S. government debt securities	—	154	—	154

Investments segregated for regulatory purposes:
U.S. government debt securities	—	1,574	—	1,574

Securities owned:
Auction rate securities	—	—	6	6
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	333	—	333
Other	1	2	—	3

Subtotal - Securities owned	1	335	7	343

Investments available-for-sale:
Convertible preferred equity securities	—	70	—	70

Other assets:
Interest rate swaps(1)	—	96	—	96

Total assets at fair value	$769	$2,279	$7	$3,055

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$3	$—	$—	$3

(1)	See “Interest Rate Swaps” in Note 5 for details.

There were no transfers between any levels of the fair value hierarchy during the periods presented in the table below. The following table presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended December 31, 2012 and 2011 (dollars in millions):

	Three Months Ended		Three Months Ended
	December 31, 2012		December 31, 2011
	Securities Owned		Securities Owned
		Money Market		Money Market
	Auction Rate	and Other	Auction Rate	and Other
	Securities	Mutual Funds	Securities	Mutual Funds
Balance, beginning of period	$6	$1	$20	$1
Sales	—	—	(2)	—
Settlements	—	—	(10)	—

Balance, ending of period	$6	$1	$8	$1

There were no nonfinancial assets or liabilities measured at fair value during the three months ended December 31, 2012 and 2011.

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

Level 2 Measurements:

Convertible Preferred Equity Securities – These securities represent the Company’s investment in 39,000 shares of Knight Capital Group, Inc. (“Knight”) 2% convertible preferred shares. Each preferred share is convertible to 666.667 shares of Knight Class A common stock. The fair value of the preferred securities is based on quoted market prices of Knight Class A common stock on an as-converted basis.

Debt Securities – Fair values for debt securities are based on prices obtained from an independent pricing vendor. The primary inputs to the valuation include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads. The Company validates the vendor pricing by periodically comparing it to pricing from another independent pricing service. The Company has not adjusted prices obtained from the independent pricing vendor for any periods presented in the condensed consolidated financial statements because no significant pricing differences have been observed.

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

The following table summarizes quantitative information about Level 3 unobservable inputs as of December 31, 2012:

Asset	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities	Discounted cash flow	Constant prepayment rate (Annual)	15% - 20%	17%
		Yield premium for illiquidity	2%	2%

Fair Value of Financial Instruments Not Recorded at Fair Value

Cash and cash equivalents, receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables and notes payable are short-term in nature and accordingly are carried at amounts that approximate fair value. Cash and cash equivalents include cash and highly-liquid investments with an original maturity of three months or less (categorized as Level 1 of the fair value hierarchy). Receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables and notes payable are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).

Cash and investments segregated and on deposit for regulatory purposes includes reverse repurchase agreements (securities purchased under agreements to resell). Reverse repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company’s reverse repurchase agreements generally have a maturity of seven days and are collateralized by U.S. Treasury securities in amounts exceeding the carrying value of the resale agreements. Accordingly, the carrying value of reverse repurchase agreements approximates fair value (categorized as Level 2 of the fair value hierarchy). In addition, this category includes cash held in demand deposit accounts and on deposit with a futures commission merchant, for which the carrying values approximate the fair value (categorized as Level 1 of the fair value hierarchy). See Note 3 for a summary of cash and investments segregated and on deposit for regulatory purposes.

Senior Notes – As of December 31, 2012, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.124 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.087 billion. As of September 30, 2012, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.373 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.345 billion.

9. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended December 31,
	2012	2011
Net income	$147	$152

Weighted average shares outstanding - basic	546	550
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	5	5

Weighted average shares outstanding - diluted (1)	551	555

Earnings per share - basic	$0.27	$0.28
Earnings per share - diluted	$0.27	$0.27

(1)	The Company excluded from the calculation of diluted earnings per share 2.5 million and 2.6 million shares underlying stock-based compensation awards for the three months ended December 31, 2012 and 2011, respectively, because their inclusion would have been antidilutive.

10. RELATED PARTY TRANSACTIONS

Transactions with TD and Affiliates

As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45.2% of the Company’s common stock as of December 31, 2012, of which 45% is permitted to be voted under the terms of the Stockholders Agreement among TD, the Company and certain other stockholders. Pursuant to the Stockholders Agreement, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

Insured Deposit Account Agreement

Through December 31, 2012, the Company has been party to an insured deposit account (“IDA”) agreement, dated as of December 19, 2009, with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and TD (the “old IDA agreement”). Under the old IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) made available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provided marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions paid the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a flat servicing fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums.

The fee earned on the old IDA agreement was calculated based on two primary components: (a) the yield on fixed-rate “notional” investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments, based on the monthly average rate for 30-day LIBOR. The agreement provided that, from time to time, the Company may request amounts and maturity dates for the fixed-rate notional investments in the IDA portfolio, subject to the approval of the Depository Institutions. For example, if the Company requested (and the Depository Institutions agreed) that $100 million of deposits should be invested in 5-year fixed-rate investments, and on the day such investment was approved the prevailing fixed yield for the applicable 5-year U.S. dollar LIBOR-based swaps was 1.00%, then the Company would earn a gross fixed yield of 1.00% on that portion of the portfolio (before any deductions for interest paid to clients, the flat 25 basis point servicing fee to the Depository Institutions and the cost of FDIC insurance premiums). The interest rates paid to clients were set by the Depository Institutions and were not linked to any index. As of December 31, 2012, the IDA portfolio was comprised of approximately 80% fixed-rate notional investments and 20% floating-rate investments.

On January 17, 2013, the Company entered into a new IDA agreement among the same parties (the “new IDA agreement”), which supersedes and replaces the old IDA agreement. The new IDA agreement is effective January 1, 2013 and has an initial term expiring July 1, 2018. It is automatically renewable for successive five-year terms, provided that it may be terminated by either the Company or the Depository Institutions by providing written notice of non-renewal at least two years prior to the initial expiration date or the expiration date of any subsequent renewal period. The marketing fee calculation under the new IDA agreement is substantially similar to the old IDA agreement, with certain significant differences described below.

The new IDA agreement provides that the Company may designate amounts and maturity dates for the fixed-rate notional investments in the IDA portfolio, subject to certain limitations. In the event that (1) the federal funds effective rate is established at 0.75% or greater and (2) the rate on 5-year U.S. dollar interest rate swaps is equal to or greater than 1.50% for 20 consecutive business days, then the rate earned by the Company on new fixed-rate notional investments will be reduced by 20% of the excess of the 5-year U.S. dollar swap rate over 1.50%, up to a maximum of 0.10%.

Under the new IDA agreement, the yield on floating-rate investments is calculated daily based on the greater of the following rates published by the Federal Reserve: (1) the interest rate paid by Federal Reserve Banks on balances held in excess of required reserve balances and contractual clearing balances under Regulation D and (2) the daily effective federal funds rate.

The servicing fee to the Depository Institutions under the new IDA agreement is equal to 25 basis points on the aggregate average daily balance in the IDA accounts, subject to adjustment as it relates to deposits of less than or equal to $20 billion kept in floating-rate investments or in fixed-rate notional investments with a maturity of up to 24 months (“short-term fixed-rate investments”). For floating-rate and short-term fixed-rate investments, the servicing fee is equal to the difference of the interest rate earned on the investments less the FDIC premiums paid (in basis points), divided by two. The servicing fee has a floor of 3 basis points (subject to adjustment from time to time to reflect material changes to the Depository Institutions’ leverage costs) and a maximum of 25 basis points.

Under both the new and old IDA agreements, in the event the marketing fee computation results in a negative amount, the Company must pay the Depository Institutions the negative amount. This effectively results in the Company guaranteeing the Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the marketing fee calculation to result in a negative amount is remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the IDA agreement.

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
		Three months ended
	Statement of Income	December 31,
Description	Classification	2012	2011
Insured Deposit Account Agreement	Insured deposit account fees	$205	$205
Mutual Fund Agreements	Investment product fees	1	1
Referral and Strategic Alliance Agreement	Various	2	1
Securities borrowing and lending, net	Net interest revenue	1	1
Other	Various	1	1

Total revenues		$210	$209

		Expenses to TD and Affiliates
		Three months ended
	Statement of Income	December 31,
Description	Classification	2012	2011
Canadian Call Center Services Agreement	Professional services	$5	$4
Other	Various	—	2

Total expenses		$5	$6

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	December 31,	September 30,
	2012	2012
Assets:
Receivable from brokers, dealers and clearing organizations	$1	$1
Receivable from affiliates	180	85

Liabilities:
Payable to brokers, dealers and clearing organizations	$85	$125
Payable to affiliates	5	4

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

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes are jointly and severally and fully and unconditionally guaranteed by TD Ameritrade Online Holdings Corp. (“TDAOH”), a wholly-owned subsidiary of the Company. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated. Because all other comprehensive income activity occurred on the parent company for all periods presented, condensed consolidating statements of comprehensive income are not presented.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$176	$6	$1,670	$—	$1,852
Short-term investments	—	—	4	—	4
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,682	—	4,682
Receivable from brokers, dealers and clearing organizations	—	—	948	—	948
Receivable from clients, net	—	—	8,799	—	8,799
Investments in subsidiaries	5,435	5,220	542	(11,197)	—
Receivable from affiliates	2	3	181	(6)	180
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	763	—	909
Other, net	220	7	965	(15)	1,177

Total assets	$5,833	$5,382	$21,021	$(11,218)	$21,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,941	$—	$1,941
Payable to clients	—	—	12,459	—	12,459
Accounts payable and accrued liabilities	190	—	382	(8)	564
Payable to affiliates	3	—	7	(5)	5
Notes payable	275	—	—	—	275
Long-term debt	1,087	—	—	—	1,087
Other	—	49	368	(8)	409

Total liabilities	1,555	49	15,157	(21)	16,740

Stockholders’ equity	4,278	5,333	5,864	(11,197)	4,278

Total liabilities and stockholders’ equity	$5,833	$5,382	$21,021	$(11,218)	$21,018

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$178	$6	$731	$—	$915
Short-term investments	151	—	3	—	154
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,030	—	4,030
Receivable from brokers, dealers and clearing organizations	—	—	1,110	—	1,110
Receivable from clients, net	—	—	8,647	—	8,647
Investments in subsidiaries	5,456	5,250	548	(11,254)	—
Receivable from affiliates	5	3	83	(6)	85
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	786	—	932
Other, net	230	7	961	(25)	1,173

Total assets	$6,020	$5,412	$19,366	$(11,285)	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,992	$—	$1,992
Payable to clients	—	—	10,728	—	10,728
Accounts payable and accrued liabilities	249	—	391	(8)	632
Payable to affiliates	1	—	9	(6)	4
Long-term debt	1,345	—	—	—	1,345
Other	—	48	356	(17)	387

Total liabilities	1,595	48	13,476	(31)	15,088

Stockholders’ equity	4,425	5,364	5,890	(11,254)	4,425

Total liabilities and stockholders’ equity	$6,020	$5,412	$19,366	$(11,285)	$19,513

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED DECEMBER 31, 2012

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$650	$(3)	$651
Operating expenses	4	—	409	(3)	410

Operating income	—	—	241	—	241
Other expense (income)	7	—	(3)	—	4

Income (loss) before income taxes and equity in income of subsidiaries	(7)	—	244	—	237
Provision for (benefit from) income taxes	(4)	1	93	—	90

Income (loss) before equity in income of subsidiaries	(3)	(1)	151	—	147
Equity in income of subsidiaries	150	145	8	(303)	—

Net income	$147	$144	$159	$(303)	$147

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$6	$—	$653	$(6)	$653
Operating expenses	6	—	425	(6)	425

Operating income	—	—	228	—	228
Other expense	7	—	—	—	7

Income (loss) before income taxes and equity in income of subsidiaries	(7)	—	228	—	221
Provision for (benefit from) income taxes	(14)	(1)	84	—	69

Income before equity in income of subsidiaries	7	1	144	—	152
Equity in income of subsidiaries	145	146	9	(300)	—

Net income	$152	$147	$153	$(300)	$152

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2012

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(33)	$—	$1,153	$1,120

Cash flows from investing activities:
Purchase of property and equipment	—	—	(46)	(46)
Proceeds from sale and maturity of short-term investments	150	—	—	150
Other, net	—	—	3	3

Net cash provided by (used in) investing activities	150	—	(43)	107

Cash flows from financing activities:
Principal payments on long-term debt	(250)	—	—	(250)
Proceeds from notes payable	275	—	—	275
Payment of cash dividends	(323)	—	—	(323)
Purchase of treasury stock	(4)	—	—	(4)
Other, net	12	—	—	12

Net cash used in financing activities	(290)	—	—	(290)

Intercompany investing and financing activities, net	171	—	(171)	—

Net increase (decrease) in cash and cash equivalents	(2)	—	939	937

Cash and cash equivalents at beginning of period	178	6	731	915

Cash and cash equivalents at end of period	$176	$6	$1,670	$1,852

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$20	$1	$35	$56

Cash flows from investing activities:
Purchase of property and equipment	—	—	(28)	(28)

Net cash used in investing activities	—	—	(28)	(28)

Cash flows from financing activities:
Purchase of treasury stock	(115)	—	—	(115)
Payment of cash dividends	(33)	—	—	(33)
Other, net	8	—	(2)	6

Net cash used in financing activities	(140)	—	(2)	(142)

Intercompany investing and financing activities, net	233	—	(233)	—

Net increase (decrease) in cash and cash equivalents	113	1	(228)	(114)

Cash and cash equivalents at beginning of period	94	7	931	1,032

Cash and cash equivalents at end of period	$207	$8	$703	$918

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.

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

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company’s annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2012. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2012, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; valuation of stock-based compensation; estimates of effective income tax rates, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2012.

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

Insured deposit account — The Company is party to an Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company an aggregate marketing fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the Depository Institutions of 25 basis points (subject to adjustment) and the cost of FDIC insurance premiums.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended December 31,
	2012		2011
		% of Net		% of Net
	$	Revenue	$	Revenue
EBITDA	$286	43.9%	$268	41.0%
Less:
Depreciation and amortization	(20)	(3.1%)	(17)	(2.6%)
Amortization of acquired intangible assets	(23)	(3.5%)	(23)	(3.5%)
Interest on borrowings	(6)	(0.9%)	(7)	(1.1%)
Provision for income taxes	(90)	(13.8%)	(69)	(10.6%)

Net income	$147	22.6%	$152	23.3%

Our EBITDA increased 7% for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily due to a 4% decrease in operating expenses and a $2 million gain on the sale of an investment, partially offset by a slight decrease in net revenues. The decrease in operating expenses was primarily due to a 24% decrease in professional services expense, a 9% decrease in advertising expense and a 3% decrease in employee compensation and benefits expense, partially offset by a 20% increase in clearing and execution costs. The slight decrease in net revenues was due primarily to an 11% decrease in total client trades, partially offset by higher average commissions and transaction fees per trade and a 31% increase in average market fee-based investment balances. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Our diluted earnings per share was $0.27 for both the first quarter of fiscal 2013 and the first quarter of fiscal 2012. Higher EBITDA was more than offset by a higher effective income tax rate for the first quarter of fiscal 2013, resulting in a 3% decrease in net income compared to the first quarter of fiscal 2012. Our effective income tax rate for the first quarter of the prior year was significantly lower than normal due to $14 million of favorable resolutions of state income tax matters. This favorably impacted diluted EPS for the first quarter of the prior year by 2.5 cents per share. The decrease in net income for the first quarter of fiscal 2013 was partially offset by a 1% decrease in average diluted shares outstanding compared to the first quarter of the prior year.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first quarter of fiscal 2013, asset-based revenues and transaction-based revenues accounted for 58% and 39% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended
	December 31,		Increase/
	2012	2011	(Decrease)
Avg. interest-earning assets	$15,077	$13,847	$1,230
Avg. insured deposit account balances	64,198	58,755	5,443

Avg. spread-based balances	$79,275	$72,602	$6,673

Net interest revenue	$116	$109	$7
Insured deposit account fee revenue	205	205	—

Spread-based revenue	$321	$314	$7

Avg. annualized yield - interest-earning assets	3.02%	3.09%	(0.07%)
Avg. annualized yield - insured deposit account fees	1.25%	1.37%	(0.12%)
Net interest margin (NIM)	1.58%	1.69%	(0.11%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)
	Three months ended
	December 31,		Increase/
	2012	2011	(Decrease)
Segregated cash	$2	$—	$2
Client margin balances	89	85	4
Securities lending/borrowing, net	25	24	1
Other cash and interest-earning investments	—	—	—
Client credit balances	—	—	—

Net interest revenue	$116	$109	$7

	Average Balance
	Three months ended
	December 31,		%
	2012	2011	Change
Segregated cash	$3,812	$4,112	(7%)
Client margin balances	8,700	7,727	13%
Securities borrowing	849	571	49%
Other cash and interest-earning investments	1,716	1,437	19%

Interest-earning assets	$15,077	$13,847	9%

Client credit balances	$9,174	$8,833	4%
Securities lending	1,863	1,719	8%

Interest-bearing liabilities	$11,037	$10,552	5%

	Avg. Annualized Yield (Cost)
	Three months ended		Net Yield
	December 31,		Increase/
	2012	2011	(Decrease)
Segregated cash	0.17%	0.04%	0.13%
Client margin balances	4.02%	4.31%	(0.29%)
Other cash and interest-earning investments	0.07%	0.12%	(0.05%)
Client credit balances	(0.01%)	(0.02%)	0.01%
Net interest revenue	3.02%	3.09%	(0.07%)

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue
	Three months ended
	December 31,		Increase/
	2012	2011	(Decrease)
Money market mutual fund	$1	$1	$—
Market fee-based investment balances	55	43	12

Total investment product fees	$56	$44	$12

	Average Balance
	Three months ended
	December 31,		%
	2012	2011	Change
Money market mutual fund	$5,044	$5,721	(12%)
Market fee-based investment balances	94,940	72,201	31%

Total fee-based investment balances	$99,984	$77,922	28%

	Average Annualized Yield
	Three months ended
	December 31,		Increase/
	2012	2011	(Decrease)
Money market mutual fund	0.05%	0.08%	(0.03%)
Market fee-based investment balances	0.23%	0.23%	0.00%
Total investment product fees	0.22%	0.22%	0.00%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended
	December 31,		%
	2012	2011	Change
Total trades (in millions)	20.38	22.97	(11%)
Average commissions and transaction fees per trade (1)	$12.62	$11.90	6%
Average client trades per day	334,035	367,479	(9%)
Average client trades per funded account (annualized)	14.3	16.3	(12%)
Activity rate - funded accounts	5.8%	6.5%	(11%)
Trading days	61.0	62.5	(2%)

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended
	December 31,		%
	2012	2011	Change
New accounts opened	174,000	140,000	24%

Funded accounts (beginning of period)	5,764,000	5,617,000	3%
Funded accounts (end of period)	5,836,000	5,645,000	3%
Percentage change during period	1%	0%

Client assets (beginning of period, in billions)	$472.3	$378.7	25%
Client assets (end of period, in billions)	$480.8	$406.3	18%
Percentage change during period	2%	7%

Net new assets (in billions)	$15.6	$10.2	53%
Net new assets annualized growth rate(1)	13%	11%

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data

The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended
	December 31,		%
	2012	2011	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$257	$273	(6%)
Asset-based revenues:
Interest revenue	118	111	6%
Brokerage interest expense	(2)	(2)	0%

Net interest revenue	116	109	6%

Insured deposit account fees	205	205	0%
Investment product fees	56	44	27%

Total asset-based revenues	377	358	5%

Other revenues	17	22	(23%)

Net revenues	651	653	(0%)

Operating expenses:
Employee compensation and benefits	168	173	(3%)
Clearing and execution costs	24	20	20%
Communications	28	28	0%
Occupancy and equipment costs	39	38	3%
Depreciation and amortization	20	17	18%
Amortization of acquired intangible assets	23	23	0%
Professional services	34	45	(24%)
Advertising	52	57	(9%)
Other	22	24	(8%)

Total operating expenses	410	425	(4%)

Operating income	241	228	6%

Other expense (income):
Interest on borrowings	6	7	(14%)
Gain on sale of investments	(2)	—	N/A

Total other expense (income)	4	7	(43%)

Pre-tax income	237	221	7%
Provision for income taxes	90	69	30%

Net income	$147	$152	(3%)

Other information:
Effective income tax rate	38.0%	31.2%
Average debt outstanding	$1,186.8	$1,259.1	(6%)
Average interest rate incurred on borrowings	2.10%	2.07%

Three-Month Periods Ended December 31, 2012 and 2011

Net Revenues

Commissions and transaction fees decreased 6% to $257 million, primarily due to decreased client trading activity, partially offset by higher average commissions and transaction fees per trade. Total trades decreased 11%, as average client trades per day decreased 9% to 334,035 for the first quarter of fiscal 2013 compared to 367,479 for the first quarter of fiscal 2012, and there were 1.5 fewer trading days during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Two trading days were lost during the first quarter of fiscal 2013 due to unscheduled market closures resulting from Superstorm Sandy. Average client trades per funded account (annualized) were 14.3 for the first quarter of fiscal 2013 compared to 16.3 for the first quarter of fiscal 2012. Average commissions and transaction fees per trade increased to $12.62 for the first quarter of fiscal 2013 from $11.90 for the first quarter of fiscal 2012, primarily due to higher payment for order flow revenue per trade and a higher percentage of option trades, which earn higher average commissions and transaction fees per trade.

Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 5% to $377 million for the first quarter of fiscal 2013, primarily due to a 31% increase in average market fee-based investment balances and an 8% increase in average spread-based assets, partially offset by a decrease of 11 basis points in the net interest margin earned on spread-based assets. Our net interest margin was 1.58% for the first quarter of fiscal 2013, compared to 1.69% for the first quarter of the prior year. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue increased 6% to $116 million, due primarily to a 13% increase in average client margin balances, an increase of 13 basis points in the average yield earned on segregated cash balances and a $1 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 29 basis points in the average yield earned on client margin balances for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Insured deposit account fees were $205 million for the first quarter of both fiscal 2013 and 2012. A 9% increase in average client IDA balances was offset by a decrease of 12 basis points in the average yield earned on the IDA assets during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. We expect that, absent an increase in interest rates, the average yield earned on IDA assets will continue to decrease somewhat, as investments in the IDA portfolio mature and are reinvested at lower rates. The expected decrease in the average yield earned on IDA assets will be mitigated somewhat by the terms of the new IDA agreement, which became effective as of January 1, 2013. We expect that, compared to the old IDA agreement, the new IDA agreement will improve the average yield earned on the IDA assets during a low interest rate environment, due to lower servicing fees on floating-rate and short-term fixed rate assets in the IDA portfolio. For more information about the new IDA agreement, please see Note 10 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. The increased IDA balances are partly due to our success in attracting net new client assets over the past year and partly due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was initially moved to client credit balances and was subsequently moved to insured deposit accounts during the third quarter of fiscal 2012. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on IDA balances than on money market mutual fund or client credit balances.

Investment product fees increased 27% to $56 million, primarily due to a 31% increase in average market fee-based investment balances for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Other revenues decreased 23% to $17 million, due primarily to lower client education revenue, partially offset by increased fees from processing corporate securities reorganizations for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Operating Expenses

Employee compensation and benefits expense decreased 3% to $168 million, primarily due to a decrease in severance costs related to staff reductions during the first quarter of the prior year.

Clearing and execution costs increased 20% to $24 million, primarily due to a favorable adjustment during the first quarter of the prior year related to the thinkorswim clearing conversion and higher futures execution costs during the first quarter of fiscal 2013 due to increased client futures trading activity.

Depreciation and amortization increased 18% to $20 million, primarily due to depreciation on recent technology infrastructure upgrades and leasehold improvements.

Professional services decreased 24% to $34 million, primarily due to lower usage of consulting and contract services during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Advertising expense decreased 9% to $52 million, primarily due to lower investor education promotion costs during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.

Income Taxes

Our effective income tax rate was 38.0% for the first quarter of fiscal 2013, compared to 31.2% for the first quarter of fiscal 2012. The effective tax rate for the first quarter of fiscal 2012 was significantly lower than normal due to $14 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the first quarter of fiscal 2012 by approximately 2.5 cents per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2013, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.

We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2013 were financed primarily from our subsidiaries’ earnings, cash on hand and our parent company’s revolving credit facility. We repaid $250 million of 2.950% Senior Notes due December 1, 2012 with cash on hand. We financed our payment of a $0.50 per share special cash dividend on December 31, 2012 by borrowing $275 million on our parent company’s revolving credit facility. We plan to finance our operational capital and liquidity needs during the remainder of fiscal 2013 primarily from our subsidiaries’ earnings, cash on hand and, if necessary, borrowings on our parent company and broker-dealer revolving credit facilities.

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

Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of December 31, 2012, our clearing and introducing broker-dealer subsidiaries had $1,153 million and $249 million of net capital, respectively, which exceeded the early warning net capital thresholds by $644 million and $243 million, respectively.

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

TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. As of December 31, 2012, TDAC had $173 million of cash deposited with clearing organizations for the clearing of client equity and option trades.

TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $11.8 billion as of December 31, 2012. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. At December 31, 2012, TDAC had $4.6 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3.

For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. There were no borrowings outstanding on this facility as of December 31, 2012.

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

We define “liquid assets—regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum dollar requirement. For more information about the regulatory capital requirements of our broker-dealer and trust subsidiaries, please see Note 6 – CAPITAL REQUIREMENTS under Item 1,

Financial Statements – Notes to Condensed Consolidated Financial Statements. We consider “liquid assets—regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	Dec. 31,	Sept. 30,		Dec. 31,	Sept. 30,
	2012	2012	Change	2012	2012	Change
Cash and cash equivalents	$1,852	$915	$937	$1,852	$915	$937

Less: Broker-dealer cash and cash equivalents	(841)	(406)	(435)	(841)	(406)	(435)
Trust company cash and cash equivalents	(556)	(95)	(461)	(556)	(95)	(461)
Investment advisory cash and cash equivalents	(15)	(11)	(4)	(15)	(11)	(4)

Corporate cash and cash equivalents	440	403	37	440	403	37

Plus: Corporate short-term investments	—	150	(150)	—	150	(150)
Excess trust company Tier 1 capital	—	—	—	10	10	—
Excess broker-dealer regulatory net capital	334	501	(167)	887	1,048	(161)

Liquid assets	$774	$1,054	$(280)	$1,337	$1,611	$(274)

The decrease in liquid assets is summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2012	$1,054	$1,611

Plus: EBITDA(1)	286	286
Proceeds from exercise of stock options	6	6
Proceeds from the sale of investments	3	3
Proceeds from notes payable	275	275

Less: Income taxes paid	(100)	(100)
Interest paid	(8)	(8)
Purchase of property and equipment	(46)	(46)
Principal payments on long-term debt	(250)	(250)
Payment of cash dividends	(323)	(323)
Purchase of treasury stock	(4)	(4)
Principal payments on capital lease obligations	(1)	(1)
Additional net capital requirement due to increase in aggregate debits	(4)	(3)
Other changes in working capital and regulatory net capital	(114)	(109)

Liquid assets as of December 31, 2012	$774	$1,337

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Loan Facilities

Senior Notes – During December 2012, we repaid our $250 million of 2.950% Senior Notes due December 1, 2012 with cash on hand.

TD Ameritrade Holding Corporation Credit Agreement – On December 28, 2012, we borrowed $275 million under the TD Ameritrade Holding Corporation (the “Parent”) senior unsecured revolving credit facility (the “Parent Revolving Facility”). We used the proceeds to fund a $0.50 per share special cash dividend, paid on our common stock on December 31, 2012. As of December 31, 2012, there was $275 million of borrowings outstanding under the Parent Revolving Facility. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of December 31, 2012, the interest rate margin was 1.50%, determined by reference to the Parent’s public debt ratings, and the interest rate was 1.71%.

Cash Dividends

We declared a $0.09 per share quarterly cash dividend and a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2013. We paid a total of $323 million to fund these dividends during the first quarter of fiscal 2013. We also declared a $0.09 per share quarterly cash dividend on our common stock during the second quarter of fiscal 2013. We expect to pay approximately $49 million on February 15, 2013 to fund the second quarter dividend.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 10 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (31% of our net revenues for the first quarter of fiscal 2013) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The simulations also reflect the IDA fee calculation methodology of the new IDA agreement, which became effective January 1, 2013 (see Note 10 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements for more information about the new IDA agreement). The results of the simulations based on our financial position as of December 31, 2012 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $126 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $52 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreed to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

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

The Company estimates that its clients’ current aggregate shortfall, based on the original par value of their holdings in the Yield Plus Fund, less the value of fund distributions to date and payments to clients under the SEC settlement, is approximately $36 million. This amount does not take into account any assets remaining in the fund that may become available for future distributions.

The Company is unable to predict the outcome or the timing of the ultimate resolution of the Ross lawsuit, or the potential loss, if any, that may result. However, management believes the outcome is not likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Other Legal and Regulatory Matters – The Company is subject to a number of other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. Accounting Standards Codification (“ASC”) 450, Loss Contingencies, governs the recognition and disclosure of loss contingencies, including potential losses from legal and regulatory matters. ASC 450 categorizes loss contingencies using three terms based on the likelihood of occurrence of events that result in a loss: “probable” means that “the future event or events are likely to occur;” “remote” means that “the chance of the future event or events occurring is slight;” and “reasonably possible” means that “the chance of the future event or events occurring is more than remote but less than likely.” Under ASC 450, the Company accrues for losses that are considered both probable and reasonably estimable. The Company may incur losses in addition to the amounts accrued where the losses are greater than estimated by management, or for matters for which an unfavorable outcome is considered reasonably possible, but not probable.

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $55 million as of December 31, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

The Company believes, based on its current knowledge and after consultation with counsel, that the ultimate disposition of these legal and regulatory matters, individually or in the aggregate, is not likely to have a material adverse effect on the financial condition or cash flows of the Company. However, in light of the uncertainties involved in such matters, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential losses, fines, penalties or equitable relief, if any, that may result, and it is possible that the ultimate resolution of one or more of these matters may be material to the Company’s results of operations for a particular reporting period.

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A— “Risk Factors” in our annual report on Form 10-K, as amended, for the year ended September 30, 2012, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2012.

Item 2.—Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
October 1, 2012 - October 31, 2012	106,119	$15.87	—	24,920,000
November 1, 2012 - November 30, 2012	82,309	$15.90	—	24,920,000
December 1, 2012 - December 31, 2012	37,500	$16.17	—	24,920,000

Total - Three months ended December 31, 2012	225,928	$15.93	—	24,920,000

On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the first quarter of fiscal 2013.

During the quarter ended December 31, 2012, 225,928 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6. – Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.3	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1*	Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company

10.2	Amendment to Employment Agreement, executed on December 19, 2012, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation

10.3	Amendment to Executive Employment Term Sheet, executed on December 19, 2012, between Marvin W. Adams and TD Ameritrade Holding Corporation

10.4	Amendment to Employment Agreement, executed on December 20, 2012, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation

10.5	Form of Restricted Stock Unit Agreement for Fredric J. Tomczyk

10.6	Form of Restricted Stock Unit Agreement for Marvin W. Adams (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 20, 2012)

10.7	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2012)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2013

TD Ameritrade Holding Corporation (Registrant)

By:	/S/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)