Form 10-Q
period 2013-03-31
TD AMERITRADE HOLDING CORP
filed 2013-05-06
CIK 1173431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number: 1-35509

TD Ameritrade Holding Corporation

(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South 108th Avenue, Omaha, Nebraska, 68154

(Address of principal executive offices) (Zip Code)

(402) 331-7856

(Registrant’s telephone number, including area code)

4211 South 102nd Street, Omaha, Nebraska 68127

(Former address)

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

As of April 29, 2013, there were 550,175,447 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

Item  1. – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

TD Ameritrade Holding Corporation

We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

Chicago, Illinois

May 6, 2013

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	September 30, 2012
	(In millions)
ASSETS
Cash and cash equivalents	$1,218	$915
Short-term investments	4	154
Cash and investments segregated and on deposit for regulatory purposes	4,384	4,030
Receivable from brokers, dealers and clearing organizations	1,299	1,110
Receivable from clients, net	8,850	8,647
Receivable from affiliates	136	85
Other receivables, net	129	118
Securities owned, at fair value	363	343
Investments available-for-sale, at fair value	97	70
Property and equipment at cost, net	494	444
Goodwill	2,467	2,467
Acquired intangible assets, net	887	932
Deferred income taxes	2	2
Other assets	190	196

Total assets	$20,520	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,316	$1,992
Payable to clients	11,517	10,728
Accounts payable and accrued liabilities	624	632
Payable to affiliates	5	4
Notes payable	165	—
Deferred revenue	20	28
Long-term debt	1,079	1,345
Capitalized lease obligations	4	5
Deferred income taxes	378	354

Total liabilities	16,108	15,088

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; March 31, 2013 - 550 million shares outstanding; September 30, 2012 - 545 million shares outstanding	6	6
Additional paid-in capital	1,579	1,587
Retained earnings	4,019	4,100
Treasury stock, common, at cost: March 31, 2013 - 81 million shares;
September 30, 2012 - 86 million shares	(1,227)	(1,286)
Net unrealized gain on investments available-for-sale	35	18

Total stockholders’ equity	4,412	4,425

Total liabilities and stockholders’ equity	$20,520	$19,513

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$287	$292	$544	$566

Asset-based revenues:
Interest revenue	116	108	234	219
Brokerage interest expense	(2)	(1)	(3)	(3)

Net interest revenue	114	107	231	216

Insured deposit account fees	200	209	405	414
Investment product fees	62	46	117	90

Total asset-based revenues	376	362	753	720

Other revenues	16	19	33	41

Net revenues	679	673	1,330	1,327

Operating expenses:
Employee compensation and benefits	178	174	346	347
Clearing and execution costs	27	24	51	44
Communications	29	27	57	55
Occupancy and equipment costs	40	37	79	75
Depreciation and amortization	20	18	41	35
Amortization of acquired intangible assets	22	23	45	46
Professional services	33	44	67	89
Advertising	76	84	128	140
Other	17	23	38	48

Total operating expenses	442	454	852	879

Operating income	237	219	478	448

Other expense (income):
Interest on borrowings	6	7	12	14
Gain on sale of investments	—	—	(2)	—

Total other expense (income)	6	7	10	14

Pre-tax income	231	212	468	434

Provision for income taxes	87	75	177	145

Net income	$144	$137	$291	$289

Earnings per share - basic	$0.26	$0.25	$0.53	$0.53
Earnings per share - diluted	$0.26	$0.25	$0.53	$0.52

Weighted average shares outstanding - basic	549	549	547	549
Weighted average shares outstanding - diluted	554	554	552	555

Dividends declared per share	$0.09	$0.06	$0.68	$0.12

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In millions)
Net income	$144	$137	$291	$289

Other comprehensive income:
Change in net unrealized gain on investments available-for-sale:
Net unrealized gain	6	—	27	—
Income tax effect	(2)	—	(10)	—

Total other comprehensive income	4	—	17	—

Comprehensive income	$148	$137	$308	$289

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2013	2012
	(In millions)
Cash flows from operating activities:
Net income	$291	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	35
Amortization of acquired intangible assets	45	46
Deferred income taxes	14	22
Gain on sale of investments	(2)	—
Stock-based compensation	15	18
Excess tax benefits on stock-based compensation	(24)	(15)
Other, net	(1)	6
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(354)	(2,956)
Receivable from brokers, dealers and clearing organizations	(189)	(541)
Receivable from clients, net	(203)	(518)
Receivable from/payable to affiliates, net	(50)	10
Other receivables, net	(11)	(3)
Securities owned	(20)	72
Other assets	(10)	5
Payable to brokers, dealers and clearing organizations	324	636
Payable to clients	789	3,184
Accounts payable and accrued liabilities	13	13
Deferred revenue	(8)	(5)

Net cash provided by operating activities	660	298

Cash flows from investing activities:
Purchase of property and equipment	(92)	(77)
Purchase of short-term investments	—	(50)
Proceeds from sale and maturity of short-term investments	150	—
Proceeds from sale of investments	3	—
Other	1	1

Net cash provided by (used in) investing activities	62	(126)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	Six Months Ended March 31,
	2013	2012
	(In millions)
Cash flows from financing activities:
Principal payments on long-term debt	$(250)	$—
Proceeds from notes payable	275	—
Principal payments on notes payable	(110)	—
Payment of cash dividends	(372)	(66)
Proceeds from exercise of stock options; Six months ended March 31, 2013 - 4.6 million shares; 2012 - 1.2 million shares	19	5
Purchase of treasury stock; Six months ended March 31, 2013 - 0.2 million shares; 2012 - 8.0 million shares	(4)	(130)
Principal payments on capital lease obligations	(1)	(2)
Excess tax benefits on stock-based compensation	24	15

Net cash used in financing activities	(419)	(178)

Net increase (decrease) in cash and cash equivalents	303	(6)

Cash and cash equivalents at beginning of period	915	1,032

Cash and cash equivalents at end of period	$1,218	$1,026

Supplemental cash flow information:
Interest paid	$16	$17
Income taxes paid	$103	$100

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month and Six-Month Periods Ended March 31, 2013 and 2012

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

2. CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	March 31, 2013	September 30, 2012
Corporate	$391	$403
Broker-dealer subsidiaries	719	406
Trust company subsidiary	84	95
Investment advisory subsidiaries	24	11

Total	$1,218	$915

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

3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES

Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	March 31, 2013	September 30, 2012
Reverse repurchase agreements (collateralized by U.S. government debt securities)	$2,476	$2,181
U.S. government debt securities	1,724	1,564
Cash in demand deposit accounts	28	179
Cash on deposit with futures commission merchant	105	96
U.S. government debt securities on deposit with futures commission merchant	51	10

Total	$4,384	$4,030

4. INCOME TAXES

The Company’s effective income tax rate for the six months ended March 31, 2013 was 37.8%, compared to 33.4% for the six months ended March 31, 2012. The provision for income taxes for the six months ended March 31, 2012 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the six months ended March 31, 2012 by approximately three cents per share.

5. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following (dollars in millions):

March 31, 2013	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$165	$—	$—	$165
Senior Notes:
4.150% Senior Notes due 2014	500	—	21	521
5.600% Senior Notes due 2019	500	(1)	59	558

Subtotal - Long-term debt	1,000	(1)	80	1,079

Total notes payable and long-term debt	$1,165	$(1)	$80	$1,244

September 30, 2012	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250	$—	$1	$251
4.150% Senior Notes due 2014	500	—	27	527
5.600% Senior Notes due 2019	500	(1)	68	567

Total long-term debt	$1,250	$(1)	$96	$1,345

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Interest Rate Swaps – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the

2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. On December 1, 2012, the Company paid in full the outstanding principal under the 2012 Notes and the interest rate swap on the 2012 Notes expired. As of March 31, 2013, the weighted-average effective interest rate on the Senior Notes was 2.10%.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Gain (loss) on fair value of interest rate swaps	$(8)	$(8)	$(16)	$(10)
Gain (loss) on fair value of hedged fixed-rate debt	8	8	16	10

Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2013	September 30, 2012
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$80	$96

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of March 31, 2013 and September 30, 2012, the interest rate swap counterparties for the Senior Notes had pledged $94 million and $113 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

TD Ameritrade Holding Corporation Credit Agreement — On December 28, 2012, the Company borrowed $275 million under the TD Ameritrade Holding Corporation senior unsecured revolving credit facility (the “Parent Revolving Facility”). The Company used the proceeds to fund a $0.50 per share special cash dividend, paid on the Company’s common stock on December 31, 2012. During the three months ended March 31, 2013, the Company repaid $110 million of the borrowings. As of March 31, 2013, $165 million of borrowings remained outstanding under the Parent Revolving Facility. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of March 31, 2013, the interest rate margin was 1.50%, determined by reference to the Company’s public debt ratings, and the interest rate was 1.70%.

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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2013	$1,215	$215	$1,000	$677	11.29%
September 30, 2012	$1,302	$203	$1,099	$796	12.86%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin or Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
March 31, 2013	$226	$12	$214	$212
September 30, 2012	$261	$8	$253	$252

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $21 million and $20 million as of March 31, 2013 and September 30, 2012, respectively, which exceeded the required Tier 1 capital by $8 million and $10 million, respectively.

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

On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

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

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $60 million as of March 31, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

The following table summarizes client excess margin securities and stock borrowings that were available to the Company to utilize as collateral on various borrowings or for other purposes, and the amount of that collateral loaned or repledged by the Company (dollars in billions):

	March 31, 2013	September 30, 2012
Client excess margin securities	$12.2	$12.0
Stock borrowings	1.2	0.9

Total collateral available	$13.4	$12.9

Collateral loaned	$2.3	$1.9
Collateral repledged	1.6	1.2

Total collateral loaned or repledged	$3.9	$3.1

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

	March 31, 2013	September 30, 2012
Cash	$120	$121
U.S. government debt securities	60	56

Total	$180	$177

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012 (dollars in millions):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,026	$—	$—	$1,026

Short-term investments:
U.S. government debt securities	—	4	—	4

Investments segregated for regulatory purposes:
U.S. government debt securities	—	1,775	—	1,775

Securities owned:
Auction rate securities	—	—	5	5
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	352	—	352
Other	1	4	—	5

Subtotal - Securities owned	1	356	6	363

Investments available-for-sale:
Equity securities	97	—	—	97

Other assets:
Interest rate swaps(1)	—	80	—	80

Total assets at fair value	$1,124	$2,215	$6	$3,345

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$3	$—	$—	$3

(1)	See “Interest Rate Swaps” in Note 5 for details.

	As of September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$768	$—	$—	$768
U.S. government debt securities	—	50	—	50

Subtotal - Cash equivalents	768	50	—	818

Short-term investments:
U.S. government debt securities	—	154	—	154

Investments segregated for regulatory purposes:
U.S. government debt securities	—	1,574	—	1,574

Securities owned:
Auction rate securities	—	—	6	6
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	333	—	333
Other	1	2	—	3

Subtotal - Securities owned	1	335	7	343

Investments available-for-sale:
Convertible preferred equity securities	—	70	—	70

Other assets:
Interest rate swaps(1)	—	96	—	96

Total assets at fair value	$769	$2,279	$7	$3,055

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$3	$—	$—	$3

(1)	See “Interest Rate Swaps” in Note 5 for details.

There were no transfers between any levels of the fair value hierarchy during the periods presented in the table below. The following table presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months and six months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended
	March 31, 2013		March 31, 2012
	Auction Rate Securities	Money Market and Other Mutual Funds	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, beginning of period	$6	$1	$8	$1
Settlements	(1)	—	(1)	—

Balance, ending of period	$5	$1	$7	$1

	Six Months Ended
	March 31, 2013		March 31, 2012
	Auction Rate Securities	Money Market and Other Mutual Funds	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, beginning of period	$6	$1	$20	$1
Sales	—	—	(2)	—
Settlements	(1)	—	(11)	—

Balance, ending of period	$5	$1	$7	$1

There were no nonfinancial assets or liabilities measured at fair value during the three months and six months ended March 31, 2013 and 2012.

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

Level 2 Measurements:

Convertible Preferred Equity Securities – As of September 30, 2012, these securities represented the Company’s investment in 39,000 shares of Knight Capital Group, Inc. (“Knight”) 2% convertible preferred shares. Each preferred share was convertible to 666.667 shares of Knight Class A common stock. The fair value of the preferred securities was based on quoted market prices of Knight Class A common stock on an as-converted basis. On February 28, 2013, all of the Company’s preferred shares were converted into approximately 26 million shares of Knight Class A common stock (categorized as Level 1 of the fair value hierarchy).

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

The following table summarizes quantitative information about Level 3 unobservable inputs as of March 31, 2013 and September 30, 2012:

Asset	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities	Discounted cash flow	Constant prepayment rate (Annual)	15% - 20%	17%
		Yield premium for illiquidity	2%	2%

Fair Value of Financial Instruments Not Recorded at Fair Value

Cash and cash equivalents, receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables, accounts payable and accrued liabilities and notes payable are short-term in nature and accordingly are carried at amounts that approximate fair value. Cash and cash equivalents include cash and highly-liquid investments with an original maturity of three months or less (categorized as Level 1 of the fair value hierarchy). Receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables, accounts payable and accrued liabilities and notes payable are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).

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

Senior Notes – As of March 31, 2013, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.128 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.079 billion. As of September 30, 2012, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.373 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.345 billion.

9. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$144	$137	$291	$289

Weighted average shares outstanding - basic	549	549	547	549
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	5	5	5	6

Weighted average shares outstanding - diluted (1)	554	554	552	555

Earnings per share - basic	$0.26	$0.25	$0.53	$0.53
Earnings per share - diluted	$0.26	$0.25	$0.53	$0.52

(1)	The Company excluded from the calculation of diluted earnings per share 0.2 million and 2.5 million shares underlying stock-based compensation awards for the three months ended March 31, 2013 and 2012, respectively, and 1.4 million and 2.5 million shares underlying stock-based compensation awards for the six months ended March 31, 2013 and 2012, respectively, because their inclusion would have been antidilutive.

10. RELATED PARTY TRANSACTIONS

Transactions with TD and Affiliates

As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 45% of the Company’s common stock as of March 31, 2013. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

Insured Deposit Account Agreement

Through December 31, 2012, the Company was party to an insured deposit account (“IDA”) agreement, dated as of December 19, 2009, with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and TD (the “old IDA agreement”). Under the old IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) made available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provided marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions paid the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a flat servicing fee to the Depository Institutions of 25 basis points and the cost of FDIC insurance premiums.

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

On January 17, 2013, the Company entered into a new IDA agreement among the same parties (the “new IDA agreement”), which superseded and replaced the old IDA agreement. The new IDA agreement became effective as of January 1, 2013 and has an initial term expiring July 1, 2018. It is automatically renewable for successive five-year terms, provided that it may be terminated by either the Company or the Depository Institutions by providing written notice of non-renewal at least two years prior to the initial expiration date or the expiration date of any subsequent renewal period. The marketing fee calculation under the new IDA agreement is substantially similar to the old IDA agreement, with certain significant differences described below.

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

As of March 31, 2013, the IDA portfolio was comprised of approximately 84% fixed-rate notional investments and 16% floating-rate investments.

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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income	Three months ended March 31,		Six months ended March 31,
Description	Classification	2013	2012	2013	2012
Insured Deposit Account Agreement	Insured deposit account fees	$200	$209	$405	$414
Mutual Fund Agreements	Investment product fees	—	1	1	2
Referral and Strategic Alliance Agreement	Various	3	2	5	3
Securities borrowing and lending, net	Net interest revenue	—	—	1	1
Other	Various	—	1	1	2

Total revenues		$203	$213	$413	$422

		Expenses to TD and Affiliates
	Statement of Income	Three months ended March 31,		Six months ended March 31,
Description	Classification	2013	2012	2013	2012
Canadian Call Center Services Agreement	Professional services	$4	$5	$9	$9
Other	Various	2	1	2	3

Total expenses		$6	$6	$11	$12

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	March 31, 2013	September 30, 2012
Assets:
Receivable from brokers, dealers and clearing organizations	$2	$1
Receivable from affiliates	136	85

Liabilities:
Payable to brokers, dealers and clearing organizations	$65	$125
Payable to affiliates	5	4

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$146	$6	$1,066	$—	$1,218
Short-term investments	—	—	4	—	4
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,384	—	4,384
Receivable from brokers, dealers and clearing organizations	—	—	1,299	—	1,299
Receivable from clients, net	—	—	8,850	—	8,850
Investments in subsidiaries	5,476	5,260	544	(11,280)	—
Receivable from affiliates	2	3	133	(2)	136
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	741	—	887
Other, net	225	8	1,056	(14)	1,275

Total assets	$5,849	$5,423	$20,544	$(11,296)	$20,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,316	$—	$2,316
Payable to clients	—	—	11,517	—	11,517
Accounts payable and accrued liabilities	193	—	439	(8)	624
Payable to affiliates	—	—	7	(2)	5
Notes payable	165	—	—	—	165
Long-term debt	1,079	—	—	—	1,079
Other	—	50	358	(6)	402

Total liabilities	1,437	50	14,637	(16)	16,108
Stockholders’ equity	4,412	5,373	5,907	(11,280)	4,412

Total liabilities and stockholders’ equity	$5,849	$5,423	$20,544	$(11,296)	$20,520

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$178	$6	$731	$—	$915
Short-term investments	151	—	3	—	154
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,030	—	4,030
Receivable from brokers, dealers and clearing organizations	—	—	1,110	—	1,110
Receivable from clients, net	—	—	8,647	—	8,647
Investments in subsidiaries	5,456	5,250	548	(11,254)	—
Receivable from affiliates	5	3	83	(6)	85
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	786	—	932
Other, net	230	7	961	(25)	1,173

Total assets	$6,020	$5,412	$19,366	$(11,285)	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,992	$—	$1,992
Payable to clients	—	—	10,728	—	10,728
Accounts payable and accrued liabilities	249	—	391	(8)	632
Payable to affiliates	1	—	9	(6)	4
Long-term debt	1,345	—	—	—	1,345
Other	—	48	356	(17)	387

Total liabilities	1,595	48	13,476	(31)	15,088
Stockholders’ equity	4,425	5,364	5,890	(11,254)	4,425

Total liabilities and stockholders’ equity	$6,020	$5,412	$19,366	$(11,285)	$19,513

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$679	$(4)	$679
Operating expenses	3	—	443	(4)	442

Operating income	1	—	236	—	237

Other expense (income)	7	—	(1)	—	6

Income (loss) before income taxes and equity in income of subsidiaries	(6)	—	237	—	231
Provision for (benefit from) income taxes	(3)	—	90	—	87

Income (loss) before equity in income of subsidiaries	(3)	—	147	—	144
Equity in income of subsidiaries	147	140	8	(295)	—

Net income	$144	$140	$155	$(295)	$144

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$7	$—	$673	$(7)	$673
Operating expenses	7	—	454	(7)	454

Operating income	—	—	219	—	219

Other expense	7	—	—	—	7

Income (loss) before income taxes and equity in income of subsidiaries	(7)	—	219	—	212
Provision for (benefit from) income taxes	(2)	—	77	—	75

Income (loss) before equity in income of subsidiaries	(5)	—	142	—	137
Equity in income of subsidiaries	142	139	8	(289)	—

Net income	$137	$139	$150	$(289)	$137

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED MARCH 31, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$8	$—	$1,329	$(7)	$1,330
Operating expenses	7	—	852	(7)	852

Operating income	1	—	477	—	478

Other expense (income)	13	—	(3)	—	10

Income (loss) before income taxes and equity in income of subsidiaries	(12)	—	480	—	468
Provision for (benefit from) income taxes	(6)	1	182	—	177

Income (loss) before equity in income of subsidiaries	(6)	(1)	298	—	291
Equity in income of subsidiaries	297	285	16	(598)	—

Net income	$291	$284	$314	$(598)	$291

CONDENSED CONSOLIDATING STATEMENT OF INCOME

SIX MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$13	$—	$1,327	$(13)	$1,327
Operating expenses	13	—	879	(13)	879

Operating income	—	—	448	—	448

Other expense (income)	15	—	(1)	—	14

Income (loss) before income taxes and equity in income of subsidiaries	(15)	—	449	—	434
Provision for (benefit from) income taxes	(16)	(1)	162	—	145

Income before equity in income of subsidiaries	1	1	287	—	289
Equity in income of subsidiaries	288	285	16	(589)	—

Net income	$289	$286	$303	$(589)	$289

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(41)	$—	$701	$660
Cash flows from investing activities:
Purchase of property and equipment	—	—	(92)	(92)
Proceeds from sale and maturity of short-term investments	150	—	—	150
Other, net	—	—	4	4

Net cash provided by (used in) investing activities	150	—	(88)	62

Cash flows from financing activities:
Principal payments on long-term debt	(250)	—	—	(250)
Proceeds from notes payable	275	—	—	275
Principal payments on notes payable	(110)	—	—	(110)
Payment of cash dividends	(372)	—	—	(372)
Purchase of treasury stock	(4)	—	—	(4)
Other, net	43	—	(1)	42

Net cash used in financing activities	(418)	—	(1)	(419)

Intercompany investing and financing activities, net	277	—	(277)	—

Net increase (decrease) in cash and cash equivalents	(32)	—	335	303
Cash and cash equivalents at beginning of period	178	6	731	915

Cash and cash equivalents at end of period	$146	$6	$1,066	$1,218

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$14	$1	$283	$298
Cash flows from investing activities:
Purchase of property and equipment	—	—	(77)	(77)
Purchase of short-term investments	(50)	—	—	(50)
Other	—	—	1	1

Net cash used in investing activities	(50)	—	(76)	(126)

Cash flows from financing activities:
Purchase of treasury stock	(130)	—	—	(130)
Payment of cash dividends	(66)	—	—	(66)
Other, net	20	—	(2)	18

Net cash used in financing activities	(176)	—	(2)	(178)

Intercompany investing and financing activities, net	297	(2)	(295)	—

Net increase (decrease) in cash and cash equivalents	85	(1)	(90)	(6)
Cash and cash equivalents at beginning of period	94	7	931	1,032

Cash and cash equivalents at end of period	$179	$6	$841	$1,026

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

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of our migration of client cash balances into the insured deposit account offering; the average yield earned on insured deposit account assets; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended March 31,				Six months ended March 31,
	2013		2012		2013		2012
	$	% of Net Revenue	$	% of Net Revenue	$	% of Net Revenue	$	% of Net Revenue
EBITDA
EBITDA	$279	41.1%	$260	38.6%	$566	42.6%	$529	39.9%
Less:
Depreciation and amortization	(20)	(2.9%)	(18)	(2.7%)	(41)	(3.1%)	(35)	(2.6%)
Amortization of acquired intangible assets	(22)	(3.2%)	(23)	(3.4%)	(45)	(3.4%)	(46)	(3.5%)
Interest on borrowings	(6)	(0.9%)	(7)	(1.0%)	(12)	(0.9%)	(14)	(1.1%)
Provision for income taxes	(87)	(12.8%)	(75)	(11.1%)	(177)	(13.3%)	(145)	(10.9%)

Net income	$144	21.2%	$137	20.4%	$291	21.9%	$289	21.8%

Our EBITDA increased 7% for the first half of fiscal 2013 compared to the first half of fiscal 2012, primarily due to a 4% decrease in operating expenses excluding depreciation and amortization, a slight increase in net revenues and a $2 million gain on the sale of an investment. The decrease in operating expenses excluding depreciation and amortization was primarily due to a 25% decrease in professional services expense and a 9% decrease in advertising expense. The slight increase in net revenues was due primarily to a 5% increase in asset-based revenues, mostly offset by a 4% decrease in transaction-based revenues and a 20% decrease in other revenues. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Our diluted earnings per share was $0.53 for the first half of fiscal 2013 compared to $0.52 for the first half of fiscal 2012. Higher EBITDA was mostly offset by a higher effective income tax rate for the first half of fiscal 2013, resulting in a 1% increase in net income compared to the first half of fiscal 2012. Our effective income tax rate for the first half of the prior year was significantly lower than normal, primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted diluted EPS for the first half of the prior year by approximately three cents per share.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first half of fiscal 2013, asset-based revenues and transaction-based revenues accounted for 57% and 41% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended			Six months ended
	March 31,		Increase/	March 31,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Avg. interest-earning assets	$15,533	$15,713	$(180)	$15,302	$14,775	$527
Avg. insured deposit account balances	67,097	58,391	8,706	65,632	58,573	7,059

Avg. spread-based balances	$82,630	$74,104	$8,526	$80,934	$73,348	$7,586

Net interest revenue	$114	$107	$7	$231	$216	$15
Insured deposit account fee revenue	200	209	(9)	405	414	(9)

Spread-based revenue	$314	$316	$(2)	$636	$630	$6

Avg. annualized yield - interest-earning assets	2.95%	2.69%	0.26%	2.99%	2.88%	0.11%
Avg. annualized yield - insured deposit account fees	1.19%	1.42%	(0.23%)	1.22%	1.39%	(0.17%)
Net interest margin (NIM)	1.52%	1.69%	(0.17%)	1.55%	1.69%	(0.14%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Three months ended March 31,		Increase/	Interest Revenue (Expense) Six months ended March 31,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Segregated cash	$1	$1	$—	$3	$1	$2
Client margin balances	85	81	4	174	166	8
Securities lending/borrowing, net	28	25	3	54	49	5
Other cash and interest-earning investments	—	—	—	1	1	—
Client credit balances	—	—	—	(1)	(1)	—

Net interest revenue	$114	$107	$7	$231	$216	$15

	Average Balance Three months ended March 31,		% Change	Average Balance Six months ended March 31,		% Change
	2013	2012		2013	2012
Segregated cash	$4,498	$5,586	(19%)	$4,151	$4,845	(14%)
Client margin balances	8,495	7,905	7%	8,599	7,816	10%
Securities borrowing	1,061	795	33%	954	682	40%
Other cash and interest-earning investments	1,479	1,427	4%	1,598	1,432	12%

Interest-earning assets	$15,533	$15,713	(1%)	$15,302	$14,775	4%

Client credit balances	$9,116	$10,056	(9%)	$9,145	$9,441	(3%)
Securities lending	2,214	1,826	21%	2,037	1,772	15%

Interest-bearing liabilities	$11,330	$11,882	(5%)	$11,182	$11,213	(0%)

	Avg. Annualized Yield (Cost) Three months ended March 31,		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost) Six months ended March 31,		Net Yield Increase/ (Decrease)
	2013	2012		2013	2012
Segregated cash	0.13%	0.07%	0.06%	0.15%	0.06%	0.09%
Client margin balances	3.99%	4.06%	(0.07%)	4.00%	4.19%	(0.19%)
Other cash and interest-earning investments	0.07%	0.09%	(0.02%)	0.07%	0.11%	(0.04%)
Client credit balances	(0.01%)	(0.01%)	0.00%	(0.01%)	(0.02%)	0.01%
Net interest revenue	2.95%	2.69%	0.26%	2.99%	2.88%	0.11%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Three months ended March 31,		Increase/ (Decrease)	Fee Revenue Six months ended March 31,		Increase/ (Decrease)
	2013	2012		2013	2012
Money market mutual fund	$—	$1	$(1)	$1	$2	$(1)
Market fee-based investment balances	62	45	17	116	88	28

Total investment product fees	$62	$46	$16	$117	$90	$27

	Average Balance Three months ended March 31,		% Change	Average Balance Six months ended March 31,		% Change
	2013	2012		2013	2012
Money market mutual fund	$5,191	$4,988	4%	$5,117	$5,356	(4%)
Market fee-based investment balances	105,708	79,910	32%	100,265	76,035	32%

Total fee-based investment balances	$110,899	$84,898	31%	$105,382	$81,391	29%

	Average Annualized Yield Three months ended March 31,		Increase/ (Decrease)	Average Annualized Yield Six months ended March 31,		Increase/ (Decrease)
	2013	2012		2013	2012
Money market mutual fund	0.01%	0.04%	(0.03%)	0.03%	0.06%	(0.03%)
Market fee-based investment balances	0.23%	0.23%	0.00%	0.23%	0.23%	0.00%
Total investment product fees	0.22%	0.22%	0.00%	0.22%	0.22%	0.00%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2013	2012		2013	2012
Total trades (in millions)	22.69	24.03	(6%)	43.06	47.00	(8%)
Average commissions and transaction fees per trade (1)	$12.63	$12.15	4%	$12.62	$12.03	5%
Average client trades per day	378,096	387,571	(2%)	355,884	377,485	(6%)
Average client trades per funded account (annualized)	16.0	17.1	(6%)	15.2	16.7	(9%)
Activity rate - funded accounts	6.5%	6.8%	(4%)	6.1%	6.7%	(9%)
Trading days	60.0	62.0	(3%)	121.0	124.5	(3%)

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2013	2012		2013	2012
New accounts opened	197,000	183,000	8%	371,000	323,000	15%

Funded accounts (beginning of period)	5,836,000	5,645,000	3%	5,764,000	5,617,000	3%
Funded accounts (end of period)	5,880,000	5,703,000	3%	5,880,000	5,703,000	3%
Percentage change during period	1%	1%		2%	2%

Client assets (beginning of period, in billions)	$480.8	$406.3	18%	$472.3	$378.7	25%
Client assets (end of period, in billions)	$516.8	$452.4	14%	$516.8	$452.4	14%
Percentage change during period	7%	11%		9%	19%

Net new assets (in billions)	$12.9	$10.8	19%	$28.5	$21.0	36%
Net new assets annualized growth rate(1)	11%	11%		12%	11%

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data

The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2013	2012		2013	2012
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$287	$292	(2%)	$544	$566	(4%)
Asset-based revenues:
Interest revenue	116	108	7%	234	219	7%
Brokerage interest expense	(2)	(1)	100%	(3)	(3)	0%

Net interest revenue	114	107	7%	231	216	7%

Insured deposit account fees	200	209	(4%)	405	414	(2%)
Investment product fees	62	46	35%	117	90	30%

Total asset-based revenues	376	362	4%	753	720	5%
Other revenues	16	19	(16%)	33	41	(20%)

Net revenues	679	673	1%	1,330	1,327	0%

Operating expenses:
Employee compensation and benefits	178	174	2%	346	347	(0%)
Clearing and execution costs	27	24	13%	51	44	16%
Communications	29	27	7%	57	55	4%
Occupancy and equipment costs	40	37	8%	79	75	5%
Depreciation and amortization	20	18	11%	41	35	17%
Amortization of acquired intangible assets	22	23	(4%)	45	46	(2%)
Professional services	33	44	(25%)	67	89	(25%)
Advertising	76	84	(10%)	128	140	(9%)
Other	17	23	(26%)	38	48	(21%)

Total operating expenses	442	454	(3%)	852	879	(3%)

Operating income	237	219	8%	478	448	7%

Other expense (income):
Interest on borrowings	6	7	(14%)	12	14	(14%)
Gain on sale of investments	—	—	N/A	(2)	—	N/A

Total other expense (income)	6	7	(14%)	10	14	(29%)

Pre-tax income	231	212	9%	468	434	8%
Provision for income taxes	87	75	16%	177	145	22%

Net income	$144	$137	5%	$291	$289	1%

Other information:
Effective income tax rate	37.7%	35.5%		37.8%	33.4%
Average debt outstanding	$1,239	$1,258	(2%)	$1,213	$1,259	(4%)
Average interest rate incurred on borrowings	2.06%	2.19%		2.08%	2.13%

Three-Month Periods Ended March 31, 2013 and 2012

Net Revenues

Commissions and transaction fees decreased 2% to $287 million, primarily due to decreased client trading activity, partially offset by higher average commissions and transaction fees per trade. Total trades decreased 6%, as average client trades per day decreased 2% to 378,096 for the second quarter of fiscal 2013 compared to 387,571 for the second quarter of fiscal 2012, and there were two fewer trading days during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Average client trades per funded account (annualized) were 16.0 for the second quarter of fiscal 2013 compared to 17.1 for the second quarter of fiscal 2012. Average commissions and transaction fees per trade increased to $12.63 for the second quarter of fiscal 2013 from $12.15 for the second quarter of fiscal 2012, primarily due to higher payment for order flow revenue per trade and, to a lesser extent, a higher percentage of option trades, which earn higher average commissions and transaction fees per trade.

Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 4% to $376 million for the second quarter of fiscal 2013, primarily due to a 32% increase in average market fee-based investment balances and a 12% increase in average spread-based assets, partially offset by a decrease of 17 basis points in the net interest margin earned on spread-based assets and the effect of one less interest day during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Our net interest margin was 1.52% for the second quarter of fiscal 2013, compared to 1.69% for the second quarter of the prior year. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue increased 7% to $114 million, due primarily to a 7% increase in average client margin balances and a $3 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 7 basis points in the average yield earned on client margin balances and the effect of one less interest day during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Insured deposit account fees decreased 4% to $200 million, primarily due to a decrease of 23 basis points in the average yield earned on the IDA assets and the effect of one less interest day during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, partially offset by a 15% increase in average client IDA balances during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year and, to a lesser extent, due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was initially moved to client credit balances and was subsequently moved to insured deposit accounts during the third quarter of fiscal 2012. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on IDA balances than on money market mutual fund or client credit balances.

We expect that, absent an increase in interest rates, the average yield earned on IDA assets will continue to decrease somewhat, as investments in the IDA portfolio mature and are reinvested at lower rates. The expected decrease in the average yield earned on IDA assets will be mitigated somewhat by the terms of the new IDA agreement, which became effective as of January 1, 2013. Compared to the old IDA agreement, the new IDA agreement will improve the average yield earned on the IDA assets during a low interest rate environment, due primarily to lower servicing fees on floating-rate and short-term fixed rate assets in the IDA portfolio. During the second quarter of fiscal 2013, the new IDA agreement favorably impacted the net yield earned on the IDA assets by approximately 4 basis points. However, in the event of a rising interest rate environment under the new IDA agreement, once certain interest rate thresholds are met, the rate earned by the Company on new fixed-rate notional investments in the IDA portfolio will gradually be reduced by up to 10 basis points. Based on economists’ current interest rate projections, we expect that these interest rate thresholds will not be attained until at least 2016, and that reductions in the rate earned by the Company will phase in gradually over a number of years thereafter as investments in the IDA portfolio mature and are reinvested. For more information about the new IDA agreement, please see Note 10 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.

Investment product fees increased 35% to $62 million, primarily due to a 32% increase in average market fee-based investment balances for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Other revenues decreased 16% to $16 million, due primarily to lower client education revenue, partially offset by increased fees from processing corporate securities reorganizations for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Operating Expenses

Employee compensation and benefits expense increased 2% to $178 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets.

Clearing and execution costs increased 13% to $27 million, primarily due to higher futures and option trade execution costs due to increased client futures and option trading activity and increased client statement processing costs during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Occupancy and equipment costs increased 8% to $40 million, primarily due to upgrades to our technology infrastructure and facilities.

Depreciation and amortization increased 11% to $20 million, primarily due to depreciation on recent technology infrastructure upgrades and leasehold improvements. We expect depreciation and amortization to continue to increase somewhat for future periods, due to the completion of our new Omaha corporate campus, which was placed in service in April 2013.

Professional services decreased 25% to $33 million, primarily due to lower usage of consulting and contract services during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Advertising expense decreased 10% to $76 million, primarily due to lower investor education promotion costs during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.

Other expense decreased 26% to $17 million, primarily due to $7 million of losses on disposal of property and equipment related to our discontinued use of certain software and hardware during the second quarter of the prior year.

Income Taxes

Our effective income tax rate was 37.7% for the second quarter of fiscal 2013, compared to 35.5% for the second quarter of fiscal 2012. The effective tax rate for the second quarter of fiscal 2012 was lower than normal due to $5 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the second quarter of fiscal 2012 by approximately one cent per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2013, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

Six-Month Periods Ended March 31, 2013 and 2012

Net Revenues

Commissions and transaction fees decreased 4% to $544 million, primarily due to decreased client trading activity, partially offset by higher average commissions and transaction fees per trade. Total trades decreased 8%, as average client trades per day decreased 6% to 355,884 for the first half of fiscal 2013 compared to 377,485 for the first half of fiscal 2012, and there were 3.5 fewer trading days during the first half of fiscal 2013 compared to the first half of fiscal 2012. Two trading days were lost during the first quarter of fiscal 2013 due to unscheduled market closures resulting from Superstorm Sandy. Average client trades per funded account (annualized) were 15.2 for the first half of fiscal 2013 compared to 16.7 for the first half of fiscal 2012. Average commissions and transaction fees per trade increased to $12.62 for the first half of fiscal 2013 from $12.03 for the first half of fiscal 2012, primarily due to higher payment for order flow revenue per trade and, to a lesser extent, a higher percentage of option trades, which earn higher average commissions and transaction fees per trade.

Asset-based revenues increased 5% to $753 million for the first half of fiscal 2013, primarily due to a 32% increase in average market fee-based investment balances and an 10% increase in average spread-based assets, partially offset by a decrease of 14 basis points in the net interest margin earned on spread-based assets and the effect of one less interest day during the first half of fiscal 2013 compared to the first half of fiscal 2012. Our net interest margin was 1.55% for the first half of fiscal 2013, compared to 1.69% for the first half of the prior year. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue increased 7% to $231 million, due primarily to a 10% increase in average client margin balances and a $5 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 19 basis points in the average yield earned on client margin balances and the effect of one less interest day during the first half of fiscal 2013 compared to the first half of fiscal 2012.

Insured deposit account fees decreased 2% to $405 million, primarily due to a decrease of 17 basis points in the average yield earned on the IDA assets and the effect of one less interest day during the first half of fiscal 2013 compared to the first half of fiscal 2012, partially offset by a 12% increase in average client IDA balances during the first half of fiscal 2013 compared to the first half of fiscal 2012. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year and, to a lesser extent, due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was initially moved to client credit balances and was subsequently moved to insured deposit accounts during the third quarter of fiscal 2012. .

Investment product fees increased 30% to $117 million, primarily due to a 32% increase in average market fee-based investment balances for the first half of fiscal 2013 compared to the first half of fiscal 2012.

Other revenues decreased 20% to $33 million, due primarily to lower client education revenue, partially offset by increased fees from processing corporate securities reorganizations for the first half of fiscal 2013 compared to the first half of fiscal 2012.

Operating Expenses

Employee compensation and benefits expense decreased slightly to $346 million, primarily due to a decrease in severance costs related to staff reductions during the first half of the prior year, mostly offset by higher incentive-based compensation during the first half of fiscal 2013 related to Company and individual performance, including our continued success in attracting net new client assets.

Clearing and execution costs increased 16% to $51 million, primarily due to a favorable adjustment during the first quarter of the prior year related to the thinkorswim clearing conversion, higher futures and option trade execution costs due to increased client futures and option trading activity and increased client statement processing costs during the first half of fiscal 2013 compared to the first half of fiscal 2012.

Occupancy and equipment costs increased 5% to $79 million, primarily due to upgrades to our technology infrastructure and facilities.

Depreciation and amortization increased 17% to $41 million, primarily due to depreciation on recent technology infrastructure upgrades and leasehold improvements.

Professional services decreased 25% to $67 million, primarily due to lower usage of consulting and contract services during the first half of fiscal 2013 compared to the first half of fiscal 2012.

Advertising expense decreased 9% to $128 million, primarily due to lower investor education promotion costs during the first half of fiscal 2013 compared to the first half of fiscal 2012.

Other expense decreased 21% to $38 million, primarily due to $7 million of losses on disposal of property and equipment related to our discontinued use of certain software and hardware during the second quarter of the prior year and lower bad debt expense during the first half of fiscal 2013 compared to the first half of fiscal 2012.

Income Taxes

Our effective income tax rate was 37.8% for the first half of fiscal 2013, compared to 33.4% for the first half of fiscal 2012. The effective tax rate for the first half of fiscal 2012 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the first half of fiscal 2012 by approximately three cents per share.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.

We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2013 were financed primarily from our subsidiaries’ earnings, cash on hand and our parent company’s revolving credit facility. We repaid $250 million of 2.950% Senior Notes due December 1, 2012 with cash on hand. We financed our payment of a $0.50 per share special cash dividend on December 31, 2012 by borrowing $275 million on our parent company’s revolving credit facility. During the second quarter of fiscal 2013, we repaid $110 million of the outstanding principal under our parent company’s revolving credit facility and we plan to repay the remaining balance by the end of fiscal 2013. We plan to finance our capital and liquidity needs during the remainder of fiscal 2013 primarily from our subsidiaries’ earnings and cash on hand. If a specific need arises, we may also utilize our parent company and/or broker-dealer revolving credit facilities.

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

Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of March 31, 2013, our clearing and introducing broker-dealer subsidiaries had $1,215 million and $226 million of net capital, respectively, which exceeded the early warning net capital thresholds by $677 million and $212 million, respectively.

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

TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. As of March 31, 2013, TDAC had $179 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades.

TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $11.3 billion as of March 31, 2013. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. At March 31, 2013, TDAC had $4.2 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3.

For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. There were no borrowings outstanding on this facility as of March 31, 2013.

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

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	March 31, 2013	Sept. 30, 2012	Change	March 31, 2013	Sept. 30, 2012	Change
Cash and cash equivalents	$1,218	$915	$303	$1,218	$915	$303

Less: Broker-dealer cash and cash equivalents	(719)	(406)	(313)	(719)	(406)	(313)
Trust company cash and cash equivalents	(84)	(95)	11	(84)	(95)	11
Investment advisory cash and cash equivalents	(24)	(11)	(13)	(24)	(11)	(13)

Corporate cash and cash equivalents	391	403	(12)	391	403	(12)

Plus: Corporate short-term investments	—	150	(150)	—	150	(150)
Excess trust company Tier 1 capital	—	—	—	8	10	(2)
Excess broker-dealer regulatory net capital	315	501	(186)	889	1,048	(159)

Liquid assets	$706	$1,054	$(348)	$1,288	$1,611	$(323)

The decrease in liquid assets is summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2012	$1,054	$1,611

Plus: EBITDA(1)	566	566
Proceeds from notes payable	275	275
Proceeds from exercise of stock options	19	19
Proceeds from the sale of investments	3	3
Other investing activities	1	1

Less: Income taxes paid	(103)	(103)
Interest paid	(16)	(16)
Purchase of property and equipment	(92)	(92)
Principal payments on long-term debt	(250)	(250)
Principal payments on notes payable	(110)	(110)
Payment of cash dividends	(372)	(372)
Purchase of treasury stock	(4)	(4)
Principal payments on capital lease obligations	(1)	(1)
Additional net capital requirement due to increase in aggregate debits	(63)	(32)
Other changes in working capital and regulatory net capital	(201)	(207)

Liquid assets as of March 31, 2013	$706	$1,288

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Loan Facilities

Senior Notes – During December 2012, we repaid our $250 million of 2.950% Senior Notes due December 1, 2012 with cash on hand.

TD Ameritrade Holding Corporation Credit Agreement – On December 28, 2012, we borrowed $275 million under the TD Ameritrade Holding Corporation (the “Parent”) senior unsecured revolving credit facility (the “Parent Revolving Facility”). We used the proceeds to fund a $0.50 per share special cash dividend, paid on our common stock on December 31, 2012. During the second quarter of fiscal 2013, we repaid $110 million of the borrowings. As of March 31, 2013, $165 million of borrowings remained outstanding under the Parent Revolving Facility. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of March 31, 2013, the interest rate margin was 1.50%, determined by reference to the Parent’s public debt ratings, and the interest rate was 1.70%.

Cash Dividends

We have declared a $0.09 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal 2013. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2013. We paid a total of $372 million to fund the quarterly and special cash dividends declared during the first half of fiscal 2013. We expect to pay approximately $50 million on May 15, 2013 to fund the $0.09 per share third quarter dividend.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 10 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (30% of our net revenues for the first half of fiscal 2013) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

From time to time, the Company may use its website and/or Twitter as distribution channels of material information. Financial and other important information regarding the Company is routinely accessible through and posted on the Company’s website at www.amtd.com and its Twitter account @TDAmeritradePR. In addition, you may automatically receive email alerts and other information about the Company when you subscribe to news feeds at www.amtd.com/newsroom.

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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2013 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $127 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $40 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

On January 27, 2011, TD Ameritrade, Inc. entered into a settlement with the SEC, agreeing to pay $0.012 per share to all eligible current or former clients that purchased shares of the Yield Plus Fund and continued to own those shares. Clients who purchased Yield Plus Fund shares through independent registered investment advisors were not eligible for the payment. In February 2011, the Company paid clients approximately $10 million under the settlement agreement.

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

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $60 million as of March 31, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A—“Risk Factors” in our annual report on Form 10-K, as amended, for the year ended September 30, 2012, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2012.

Item 2. - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2013 - January 31, 2013	9,434	$17.90	—	24,920,000
February 1, 2013 - February 28, 2013	—	N/A	—	24,920,000
March 1, 2013 - March 31, 2013	10,731	$19.07	—	24,920,000

Total - Three months ended March 31, 2013	20,165	$18.52	—	24,920,000

On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal 2013.

During the quarter ended March 31, 2013, 20,165 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6. – Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.3	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1*	Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	Confidential treatment has been granted with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2013

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)