Form 10-Q
period 2013-06-30
TD AMERITRADE HOLDING CORP
filed 2013-08-07
CIK 1173431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 550,261,721 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

TD Ameritrade Holding Corporation

We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated November 26, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

August 7, 2013

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2013	2012
	(In millions)
ASSETS
Cash and cash equivalents	$963	$915
Short-term investments	4	154
Cash and investments segregated and on deposit for regulatory purposes	5,779	4,030
Receivable from brokers, dealers and clearing organizations	1,064	1,110
Receivable from clients, net	8,707	8,647
Receivable from affiliates	104	85
Other receivables, net	125	118
Securities owned, at fair value	348	343
Investments available-for-sale, at fair value	93	70
Property and equipment at cost, net	503	444
Goodwill	2,467	2,467
Acquired intangible assets, net	864	932
Deferred income taxes	1	2
Other assets	161	196

Total assets	$21,183	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,914	$1,992
Payable to clients	11,630	10,728
Accounts payable and accrued liabilities	541	632
Payable to affiliates	6	4
Notes payable	95	—
Deferred revenue	16	28
Long-term debt	1,053	1,345
Capitalized lease obligations	3	5
Deferred income taxes	374	354

Total liabilities	16,632	15,088

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; June 30, 2013 - 550 million shares outstanding; September 30, 2012 - 545 million shares outstanding	6	6
Additional paid-in capital	1,586	1,587
Retained earnings	4,153	4,100
Treasury stock, common, at cost: June 30, 2013 - 81 million shares; September 30, 2012 - 86 million shares	(1,226)	(1,286)
Net unrealized gain on investments available-for-sale	32	18

Total stockholders’ equity	4,551	4,425

Total liabilities and stockholders’ equity	$21,183	$19,513

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$321	$266	$865	$832

Asset-based revenues:
Interest revenue	122	120	356	339
Brokerage interest expense	(2)	(2)	(5)	(5)

Net interest revenue	120	118	351	334

Insured deposit account fees	199	206	604	621
Investment product fees	65	54	182	144

Total asset-based revenues	384	378	1,137	1,099

Other revenues	20	23	53	63

Net revenues	725	667	2,055	1,994

Operating expenses:
Employee compensation and benefits	176	176	522	524
Clearing and execution costs	30	22	81	66
Communications	28	29	85	83
Occupancy and equipment costs	42	36	121	111
Depreciation and amortization	22	18	63	53
Amortization of acquired intangible assets	23	23	68	69
Professional services	36	40	103	129
Advertising	56	50	184	191
Other	14	19	52	66

Total operating expenses	427	413	1,279	1,292

Operating income	298	254	776	702

Other expense (income):
Interest on borrowings	6	7	19	22
Gain on sale of investments	(6)	—	(8)	—

Total other expense (income)	—	7	11	22

Pre-tax income	298	247	765	680

Provision for income taxes	114	93	291	238

Net income	$184	$154	$474	$442

Earnings per share - basic	$0.33	$0.28	$0.86	$0.81
Earnings per share - diluted	$0.33	$0.28	$0.86	$0.80

Weighted average shares outstanding - basic	550	548	548	549
Weighted average shares outstanding - diluted	554	553	553	554

Dividends declared per share	$0.09	$0.06	$0.77	$0.18

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net income	$184	$154	$474	$442

Other comprehensive income (loss):
Change in net unrealized gain on investments available-for-sale:
Net unrealized gain (loss)	(4)	—	23	—
Income tax effect	1	—	(9)	—

Total other comprehensive income (loss)	(3)	—	14	—

Comprehensive income	$181	$154	$488	$442

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
	(In millions)
Cash flows from operating activities:
Net income	$474	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	53
Amortization of acquired intangible assets	68	69
Deferred income taxes	13	15
Gain on sale of investments	(8)	—
Stock-based compensation	22	35
Excess tax benefits on stock-based compensation	(24)	(18)
Other, net	(1)	6
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(1,749)	(1,028)
Receivable from brokers, dealers and clearing organizations	46	(219)
Receivable from clients, net	(60)	(679)
Receivable from/payable to affiliates, net	(17)	12
Other receivables, net	(7)	18
Securities owned	(5)	101
Other assets	(9)	6
Payable to brokers, dealers and clearing organizations	922	475
Payable to clients	902	1,120
Accounts payable and accrued liabilities	(68)	(17)
Deferred revenue	(12)	(10)

Net cash provided by operating activities	550	381

Cash flows from investing activities:
Purchase of property and equipment	(124)	(121)
Purchase of short-term investments	(1)	(127)
Proceeds from sale and maturity of short-term investments	151	1
Proceeds from sale of investments	10	—
Other, net	2	1

Net cash provided by (used in) investing activities	38	(246)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
	(In millions)
Cash flows from financing activities:
Principal payments on long-term debt	$(250)	$—
Proceeds from notes payable	275	—
Principal payments on notes payable	(180)	—
Payment of cash dividends	(421)	(99)
Proceeds from exercise of stock options; Nine months ended June 30, 2013 - 4.6 million shares; 2012 - 1.2 million shares	19	5
Purchase of treasury stock; Nine months ended June 30, 2013 - 0.3 million shares; 2012 - 10.6 million shares	(5)	(177)
Principal payments on capital lease obligations	(2)	(4)
Excess tax benefits on stock-based compensation	24	18

Net cash used in financing activities	(540)	(257)

Net increase (decrease) in cash and cash equivalents	48	(122)
Cash and cash equivalents at beginning of period	915	1,032

Cash and cash equivalents at end of period	$963	$910

Supplemental cash flow information:
Interest paid	$25	$25
Income taxes paid	$259	$214

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month and Nine-Month Periods Ended June 30, 2013 and 2012

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

2. CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	June 30,	September 30,
	2013	2012
Corporate	$341	$403
Broker-dealer subsidiaries	555	406
Trust company subsidiary	39	95
Investment advisory subsidiaries	28	11

Total	$963	$915

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

3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES

Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	June 30,	September 30,
	2013	2012
Reverse repurchase agreements (collateralized by U.S. government debt securities)	$2,843	$2,181
U.S. government debt securities	1,949	1,564
Cash in demand deposit accounts	831	179
Cash on deposit with futures commission merchant	106	96
U.S. government debt securities on deposit with futures commission merchant	50	10

Total	$5,779	$4,030

4. INCOME TAXES

The Company’s effective income tax rate for the nine months ended June 30, 2013 was 38.0%, compared to 35.0% for the nine months ended June 30, 2012. The provision for income taxes for the nine months ended June 30, 2012 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the nine months ended June 30, 2012 by approximately three cents per share.

5. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following (dollars in millions):

June 30, 2013	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$95	$—	$—	$95
Senior Notes:
4.150% Senior Notes due 2014	500	—	18	518
5.600% Senior Notes due 2019	500	(1)	36	535

Subtotal - Long-term debt	1,000	(1)	54	1,053

Total notes payable and long-term debt	$1,095	$(1)	$54	$1,148

September 30, 2012	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250	$—	$1	$251
4.150% Senior Notes due 2014	500	—	27	527
5.600% Senior Notes due 2019	500	(1)	68	567

Total long-term debt	$1,250	$(1)	$96	$1,345

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Interest Rate Swaps – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”) and the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the

2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. On December 1, 2012, the Company paid in full the outstanding principal under the 2012 Notes and the interest rate swap on the 2012 Notes expired. As of June 30, 2013, the weighted-average effective interest rate on the Senior Notes was 2.08%.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Gain (loss) on fair value of interest rate swaps	$(26)	$15	$(42)	$5
Gain (loss) on fair value of hedged fixed-rate debt	26	(15)	42	(5)

Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2013	September 30, 2012
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$54	$96

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of June 30, 2013 and September 30, 2012, the interest rate swap counterparties for the Senior Notes had pledged $57 million and $113 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

TD Ameritrade Holding Corporation Credit Agreement — On December 28, 2012, the Company borrowed $275 million under the TD Ameritrade Holding Corporation senior unsecured revolving credit facility (the “Parent Revolving Facility”). The Company used the proceeds to fund a $0.50 per share special cash dividend, paid on the Company’s common stock on December 31, 2012. Through June 30, 2013, the Company repaid $180 million of the outstanding principal under the Parent Revolving Facility and the remaining $95 million balance was repaid on July 26, 2013. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of June 30, 2013, the interest rate margin was 1.25%, determined by reference to the Company’s public debt ratings, and the interest rate was 1.45%.

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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2013	$1,233	$209	$1,024	$710	11.78%
September 30, 2012	$1,302	$203	$1,099	$796	12.86%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin or Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
June 30, 2013	$251	$8	$243	$242
September 30, 2012	$261	$8	$253	$252

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $22 million and $20 million as of June 30, 2013 and September 30, 2012, respectively, which exceeded the required Tier 1 capital by $8 million and $10 million, respectively.

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

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of June 30, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

Income Taxes

The Company's federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the condensed consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. The Toronto-Dominion Bank (“TD”) has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse Group, Inc. (“TD Waterhouse”) prior to the Company’s acquisition of TD Waterhouse in January 2006.

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

The following table summarizes client excess margin securities and stock borrowings that were available to the Company to utilize as collateral on various borrowings or for other purposes, and the amount of that collateral loaned or repledged by the Company (dollars in billions):

	June 30, 2013	September 30, 2012
Client excess margin securities	$12.1	$12.0
Stock borrowings	0.9	0.9

Total collateral available	$13.0	$12.9

Collateral loaned	$2.9	$1.9
Collateral repledged	1.9	1.2

Total collateral loaned or repledged	$4.8	$3.1

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

	June 30, 2013	September 30, 2012
Cash	$140	$121
U.S. government debt securities	61	56

Total	$201	$177

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

•

Level 2— Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active and inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive financial instruments. This category also includes convertible preferred equity securities for which the fair value was measured on an as-converted basis.

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012 (dollars in millions):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$852	$—	$—	$852

Short-term investments:
U.S. government debt securities	—	4	—	4

Investments segregated for regulatory purposes:
U.S. government debt securities	—	1,999	—	1,999

Securities owned:
Auction rate securities	—	—	5	5
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	338	—	338
Other	1	3	—	4

Subtotal - Securities owned	1	341	6	348

Investments available-for-sale:
Equity securities	93	—	—	93

Other assets:
Interest rate swaps(1)	—	54	—	54

Total assets at fair value	$946	$2,398	$6	$3,350

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$3	$—	$—	$3
Other	—	1	—	1

Total liabilities at fair value:	$3	$1	$—	$4

(1)	See “Interest Rate Swaps” in Note 5 for details.

	As of September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$768	$—	$—	$768
U.S. government debt securities	—	50	—	50

Subtotal - Cash equivalents	768	50	—	818

Short-term investments:
U.S. government debt securities	—	154	—	154

Investments segregated for regulatory purposes:
U.S. government debt securities	—	1,574	—	1,574

Securities owned:
Auction rate securities	—	—	6	6
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	333	—	333
Other	1	2	—	3

Subtotal - Securities owned	1	335	7	343

Investments available-for-sale:
Convertible preferred equity securities	—	70	—	70

Other assets:
Interest rate swaps(1)	—	96	—	96

Total assets at fair value	$769	$2,279	$7	$3,055

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$3	$—	$—	$3

(1)	See “Interest Rate Swaps” in Note 5 for details.

There were no transfers between any levels of the fair value hierarchy during the periods presented in the table below. The following table presents the changes in Level 3 assets measured at fair value on a recurring basis for the three months and nine months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended
	June 30, 2013		June 30, 2012
	Auction Rate Securities	Money Market and Other Mutual Funds	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, beginning of period	$5	$1	$7	$1
Settlements	—	—	(1)	—

Balance, ending of period	$5	$1	$6	$1

	Nine Months Ended
	June 30, 2013		June 30, 2012
	Auction Rate Securities	Money Market and Other Mutual Funds	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, beginning of period	$6	$1	$20	$1
Sales	—	—	(2)	—
Settlements	(1)	—	(12)	—

Balance, ending of period	$5	$1	$6	$1

There were no nonfinancial assets or liabilities measured at fair value during the three months and nine months ended June 30, 2013 and 2012.

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

The following table summarizes quantitative information about Level 3 unobservable inputs as of June 30, 2013 and September 30, 2012:

	Valuation	Unobservable		Weighted
Asset	Technique	Input	Range	Average
Auction Rate Securities	Discounted cash flow	Constant prepayment rate (Annual)	15% - 20%	17%
		Yield premium for illiquidity	2%	2%

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

Senior Notes – As of June 30, 2013, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.108 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.053 billion. As of September 30, 2012, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.373 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.345 billion.

9. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$184	$154	$474	$442

Weighted average shares outstanding - basic	550	548	548	549
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	4	5	5	5

Weighted average shares outstanding - diluted (1)	554	553	553	554

Earnings per share - basic	$0.33	$0.28	$0.86	$0.81
Earnings per share - diluted	$0.33	$0.28	$0.86	$0.80

(1)	The Company excluded from the calculation of diluted earnings per share 0.05 million and 2.5 million shares underlying stock-based compensation awards for the three months ended June 30, 2013 and 2012, respectively, and 0.9 million and 2.5 million shares underlying stock-based compensation awards for the nine months ended June 30, 2013 and 2012, respectively, because their inclusion would have been antidilutive.

10. RELATED PARTY TRANSACTIONS

Transactions with TD and Affiliates

As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company’s common stock as of June 30, 2013. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

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

As of June 30, 2013, the IDA portfolio was comprised of approximately 77% fixed-rate notional investments and 23% floating-rate investments.

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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income	Three months ended June 30,		Nine months ended June 30,
Description	Classification	2013	2012	2013	2012
Insured Deposit Account Agreement	Insured deposit account fees	$199	$206	$604	$621
Mutual Fund Agreements	Investment product fees	—	1	1	3
Referral and Strategic Alliance Agreement	Various	3	2	8	5
Securities borrowing and lending, net	Net interest revenue	1	1	2	2
Other	Various	1	1	2	2

Total revenues		$204	$211	$617	$633

		Expenses to TD and Affiliates
	Statement of Income	Three months ended June 30,		Nine months ended June 30,
Description	Classification	2013	2012	2013	2012
Canadian Call Center Services Agreement	Professional services	$5	$4	$14	$13
Other	Various	—	1	2	3

Total expenses		$5	$5	$16	$16

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	June 30, 2013	September 30, 2012
Assets:
Receivable from brokers, dealers and clearing organizations	$2	$1
Receivable from affiliates	104	85

Liabilities:
Payable to brokers, dealers and clearing organizations	$95	$125
Payable to affiliates	6	4

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

11. SUBSEQUENT EVENT

On July 1, 2013, Knight Capital Group, Inc. completed its merger with GETCO Holding Company, LLC (“GETCO”), whereby Knight and GETCO were combined into KCG Holdings, Inc. (“KCG”), a new publicly traded holding corporation. The Company received merger consideration with an aggregate fair value of $95 million in exchange for its Knight Class A common stock, consisting of approximately $69 million in cash and approximately 2.5 million shares of KCG common stock with a fair value of approximately $26 million based on the final quoted market price of the Knight Class A common stock immediately prior to the merger. The Company realized a pre-tax gain of approximately $54 million for this transaction, which will be recorded during the fourth quarter of fiscal 2013 and is expected to increase earnings on an after-tax basis by six cents per share.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$100	$6	$857	$—	$963
Short-term investments	—	—	4	—	4
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,779	—	5,779
Receivable from brokers, dealers and clearing organizations	—	—	1,064	—	1,064
Receivable from clients, net	—	—	8,707	—	8,707
Investments in subsidiaries	5,558	5,330	548	(11,436)	—
Receivable from affiliates	4	3	102	(5)	104
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	718	—	864
Other, net	183	8	1,054	(14)	1,231

Total assets	$5,845	$5,493	$21,300	$(11,455)	$21,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,914	$—	$2,914
Payable to clients	—	—	11,630	—	11,630
Accounts payable and accrued liabilities	146	—	403	(8)	541
Payable to affiliates	—	—	11	(5)	6
Notes payable	95	—	—	—	95
Long-term debt	1,053	—	—	—	1,053
Other	—	50	349	(6)	393

Total liabilities	1,294	50	15,307	(19)	16,632
Stockholders’ equity	4,551	5,443	5,993	(11,436)	4,551

Total liabilities and stockholders’ equity	$5,845	$5,493	$21,300	$(11,455)	$21,183

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$178	$6	$731	$—	$915
Short-term investments	151	—	3	—	154
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,030	—	4,030
Receivable from brokers, dealers and clearing organizations	—	—	1,110	—	1,110
Receivable from clients, net	—	—	8,647	—	8,647
Investments in subsidiaries	5,456	5,250	548	(11,254)	—
Receivable from affiliates	5	3	83	(6)	85
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	786	—	932
Other, net	230	7	961	(25)	1,173

Total assets	$6,020	$5,412	$19,366	$(11,285)	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,992	$—	$1,992
Payable to clients	—	—	10,728	—	10,728
Accounts payable and accrued liabilities	249	—	391	(8)	632
Payable to affiliates	1	—	9	(6)	4
Long-term debt	1,345	—	—	—	1,345
Other	—	48	356	(17)	387

Total liabilities	1,595	48	13,476	(31)	15,088
Stockholders’ equity	4,425	5,364	5,890	(11,254)	4,425

Total liabilities and stockholders’ equity	$6,020	$5,412	$19,366	$(11,285)	$19,513

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2013

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$3	$—	$725	$(3)	$725
Operating expenses	(1)	—	431	(3)	427

Operating income	4	—	294	—	298
Other expense (income)	6	—	(6)	—	—

Income (loss) before income taxes and equity in income of subsidiaries	(2)	—	300	—	298
Provision for income taxes	—	—	114	—	114

Income (loss) before equity in income of subsidiaries	(2)	—	186	—	184
Equity in income of subsidiaries	186	180	10	(376)	—

Net income	$184	$180	$196	$(376)	$184

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED JUNE 30, 2012

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$15	$—	$667	$(15)	$667
Operating expenses	12	—	416	(15)	413

Operating income	3	—	251	—	254
Other expense (income)	8	—	(1)	—	7

Income (loss) before income taxes and equity in income of subsidiaries	(5)	—	252	—	247
Provision for (benefit from) income taxes	(2)	—	95	—	93

Income (loss) before equity in income of subsidiaries	(3)	—	157	—	154
Equity in income of subsidiaries	157	148	9	(314)	—

Net income	$154	$148	$166	$(314)	$154

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED JUNE 30, 2013

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$12	$—	$2,054	$(11)	$2,055
Operating expenses	7	—	1,283	(11)	1,279

Operating income	5	—	771	—	776
Other expense (income)	20	—	(9)	—	11

Income (loss) before income taxes and equity in income of subsidiaries	(15)	—	780	—	765
Provision for (benefit from) income taxes	(7)	1	297	—	291

Income (loss) before equity in income of subsidiaries	(8)	(1)	483	—	474
Equity in income of subsidiaries	482	465	26	(973)	—

Net income	$474	$464	$509	$(973)	$474

CONDENSED CONSOLIDATING STATEMENT OF INCOME

NINE MONTHS ENDED JUNE 30, 2012

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$28	$—	$1,994	$(28)	$1,994
Operating expenses	25	—	1,295	(28)	1,292

Operating income	3	—	699	—	702
Other expense	22	—	—	—	22

Income (loss) before income taxes and equity in income of subsidiaries	(19)	—	699	—	680
Provision for (benefit from) income taxes	(17)	(1)	256	—	238

Income (loss) before equity in income of subsidiaries	(2)	1	443	—	442
Equity in income of subsidiaries	444	434	25	(903)	—

Net income	$442	$435	$468	$(903)	$442

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2013

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(71)	$—	$621	$550
Cash flows from investing activities:
Purchase of property and equipment	—	—	(124)	(124)
Proceeds from sale and maturity of short-term investments	150	—	1	151
Purchase of short-term investments	—	—	(1)	(1)
Other, net	—	—	12	12

Net cash provided by (used in) investing activities	150	—	(112)	38

Cash flows from financing activities:
Principal payments on long-term debt	(250)	—	—	(250)
Proceeds from notes payable	275	—	—	275
Principal payments on notes payable	(180)	—	—	(180)
Payment of cash dividends	(421)	—	—	(421)
Purchase of treasury stock	(5)	—	—	(5)
Other, net	43	—	(2)	41

Net cash used in financing activities	(538)	—	(2)	(540)

Intercompany investing and financing activities, net	381	—	(381)	—

Net increase (decrease) in cash and cash equivalents	(78)	—	126	48
Cash and cash equivalents at beginning of period	178	6	731	915

Cash and cash equivalents at end of period	$100	$6	$857	$963

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2012

(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$30	$1	$350	$381
Cash flows from investing activities:
Purchase of property and equipment	—	—	(121)	(121)
Purchase of short-term investments	(126)	—	(1)	(127)
Proceeds from sale and maturity of short-term investments	—	—	1	1
Other, net	—	—	1	1

Net cash used in investing activities	(126)	—	(120)	(246)

Cash flows from financing activities:
Purchase of treasury stock	(177)	—	—	(177)
Payment of cash dividends	(99)	—	—	(99)
Other, net	23	—	(4)	19

Net cash used in financing activities	(253)	—	(4)	(257)

Intercompany investing and financing activities, net	439	(2)	(437)	—

Net increase (decrease) in cash and cash equivalents	90	(1)	(211)	(122)
Cash and cash equivalents at beginning of period	93	7	932	1,032

Cash and cash equivalents at end of period	$183	$6	$721	$910

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

Liquid assets – regulatory threshold — “Liquid assets – regulatory threshold” is a non-GAAP financial measure. We define “liquid assets – regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum requirement. We include the excess capital of our broker-dealer and trust company subsidiaries in “liquid assets – regulatory threshold,” rather than simply including broker-dealer and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer and trust company subsidiaries to the parent company. We consider “liquid assets – regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. “Liquid assets – management target” is a related metric that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.

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

Return on client assets (“ROCA”) — Annualized pre-tax income divided by average client assets during the period.

Securities borrowing — We borrow securities temporarily from other broker-dealers in connection with our broker-dealer business. We deposit cash as collateral for the securities borrowed, and generally earn interest revenue on the cash deposited with the counterparty.

Securities lending — We loan securities temporarily to other broker-dealers in connection with our broker-dealer business. We receive cash as collateral for the securities loaned, and generally incur interest expense on the cash deposited with us. We also earn revenue for lending certain securities.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended June 30,				Nine months ended June 30,
	2013		2012		2013		2012
		% of Net		% of Net		% of Net		% of Net
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
EBITDA
EBITDA	$349	48.1%	$295	44.2%	$915	44.5%	$824	41.3%
Less:
Depreciation and amortization	(22)	(3.0%)	(18)	(2.7%)	(63)	(3.1%)	(53)	(2.7%)
Amortization of acquired intangible assets	(23)	(3.2%)	(23)	(3.4%)	(68)	(3.3%)	(69)	(3.5%)
Interest on borrowings	(6)	(0.8%)	(7)	(1.0%)	(19)	(0.9%)	(22)	(1.1%)
Provision for income taxes	(114)	(15.7%)	(93)	(13.9%)	(291)	(14.2%)	(238)	(11.9%)

Net income	$184	25.4%	$154	23.1%	$474	23.1%	$442	22.2%

Our EBITDA increased 11% for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012, primarily due to a 3% increase in net revenues, a 2% decrease in operating expenses excluding depreciation and amortization and $8 million of gains on the sale of investments. The increase in net revenues was primarily due to a 3% increase in asset-based revenues and a 4% increase in transaction-based revenues, partially offset by a 16% decrease in other revenues. The decrease in operating expenses excluding depreciation and amortization was primarily due to a 20% decrease in professional services expense and a 21% decrease in other operating expense, partially offset by a 23% increase in clearing and execution costs and a 9% increase in occupancy and equipment costs. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Our diluted earnings per share was $0.86 for the first nine months of fiscal 2013 compared to $0.80 for the first nine months of fiscal 2012. Higher EBITDA was partially offset by a higher effective income tax rate for the first nine months of fiscal 2013, resulting in a 7% increase in net income compared to the first nine months of fiscal 2012. Our effective income tax rate for the first nine months of the prior year was significantly lower than normal, primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted diluted EPS for the first nine months of the prior year by approximately three cents per share.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the nine months ended June 30, 2013, asset-based revenues and transaction-based revenues accounted for 55% and 42% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Avg. interest-earning assets	$16,034	$15,219	$815	$15,546	$14,922	$624
Avg. insured deposit account balances	68,642	58,981	9,661	66,635	58,709	7,926

Avg. spread-based balances	$84,676	$74,200	$10,476	$82,181	$73,631	$8,550

Net interest revenue	$120	$118	$2	$351	$334	$17
Insured deposit account fee revenue	199	206	(7)	604	621	(17)

Spread-based revenue	$319	$324	$(5)	$955	$955	$—

Avg. annualized yield - interest-earning assets	2.95%	3.08%	(0.13%)	2.97%	2.94%	0.03%
Avg. annualized yield - insured deposit account fees	1.15%	1.38%	(0.23%)	1.19%	1.39%	(0.20%)
Net interest margin (NIM)	1.49%	1.73%	(0.24%)	1.53%	1.70%	(0.17%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)			Interest Revenue (Expense)
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Segregated cash	$1	$1	$—	$4	$2	$2
Client margin balances	85	91	(6)	259	258	1
Securities lending/borrowing, net	34	26	8	88	74	14
Other cash and interest-earning investments	—	—	—	1	1	—
Client credit balances	—	—	—	(1)	(1)	—

Net interest revenue	$120	$118	$2	$351	$334	$17

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Segregated cash	$4,698	$4,037	16%	$4,333	$4,577	(5%)
Client margin balances	8,575	8,731	(2%)	8,591	8,119	6%
Securities borrowing	1,191	879	35%	1,033	748	38%
Other cash and interest-earning investments	1,570	1,572	(0%)	1,589	1,478	8%

Interest-earning assets	$16,034	$15,219	5%	$15,546	$14,922	4%

Client credit balances	$9,430	$9,139	3%	$9,240	$9,341	(1%)
Securities lending	2,273	2,301	(1%)	2,116	1,947	9%

Interest-bearing liabilities	$11,703	$11,440	2%	$11,356	$11,288	1%

	Avg. Annualized Yield (Cost)			Avg. Annualized Yield (Cost)
	Three months ended		Net Yield	Nine months ended		Net Yield
	June 30,		Increase/	June 30,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Segregated cash	0.11%	0.10%	0.01%	0.13%	0.07%	0.06%
Client margin balances	3.91%	4.13%	(0.22%)	3.97%	4.17%	(0.20%)
Other cash and interest-earning investments	0.11%	0.06%	0.05%	0.08%	0.09%	(0.01%)
Client credit balances	(0.01%)	(0.01%)	0.00%	(0.01%)	(0.01%)	0.00%
Net interest revenue	2.95%	3.08%	(0.13%)	2.97%	2.94%	0.03%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue			Fee Revenue
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Money market mutual fund	$—	$1	$(1)	$1	$3	$(2)
Market fee-based investment balances	65	53	12	181	141	40

Total investment product fees	$65	$54	$11	$182	$144	$38

	Average Balance			Average Balance
	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Money market mutual fund	$5,103	$4,851	5%	$5,112	$5,189	(1%)
Market fee-based investment balances	113,014	83,329	36%	104,515	78,457	33%

Total fee-based investment balances	$118,117	$88,180	34%	$109,627	$83,646	31%

	Average Annualized Yield			Average Annualized Yield
	Three months ended			Nine months ended
	June 30,		Increase/	June 30,		Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Money market mutual fund	0.00%	0.09%	(0.09%)	0.02%	0.07%	(0.05%)
Market fee-based investment balances	0.23%	0.25%	(0.02%)	0.23%	0.24%	(0.01%)
Total investment product fees	0.22%	0.24%	(0.02%)	0.22%	0.23%	(0.01%)

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Total trades (in millions)	25.55	22.39	14%	68.61	69.39	(1%)
Average commissions and transaction fees per trade (1)	$12.57	$11.88	6%	$12.60	$11.98	5%
Average client trades per day	399,216	355,449	12%	370,874	370,081	0%
Average client trades per funded account (annualized)	16.8	15.5	8%	15.7	16.3	(4%)
Activity rate - funded accounts	6.7%	6.2%	8%	6.3%	6.5%	(3%)
Trading days	64.0	63.0	2%	185.0	187.5	(1%)

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
New accounts opened	195,000	171,000	14%	565,000	494,000	14%

Funded accounts (beginning of period)	5,880,000	5,703,000	3%	5,764,000	5,617,000	3%
Funded accounts (end of period)	5,943,000	5,736,000	4%	5,943,000	5,736,000	4%
Percentage change during period	1%	1%		3%	2%

Client assets (beginning of period, in billions)	$516.8	$452.4	14%	$472.3	$378.7	25%
Client assets (end of period, in billions)	$523.5	$445.0	18%	$523.5	$445.0	18%
Percentage change during period	1%	(2%)		11%	18%

Net new assets (in billions)	$10.8	$9.7	11%	$39.4	$30.7	28%
Net new assets annualized growth rate(1)	8%	9%		11%	11%

(1)	Annualized net new assets as a percentage of client assets as of the beginning of the period.

Condensed Consolidated Statements of Income Data

The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended			Nine months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$321	$266	21%	$865	$832	4%

Asset-based revenues:
Interest revenue	122	120	2%	356	339	5%
Brokerage interest expense	(2)	(2)	0%	(5)	(5)	0%

Net interest revenue	120	118	2%	351	334	5%

Insured deposit account fees	199	206	(3%)	604	621	(3%)
Investment product fees	65	54	20%	182	144	26%

Total asset-based revenues	384	378	2%	1,137	1,099	3%

Other revenues	20	23	(13%)	53	63	(16%)

Net revenues	725	667	9%	2,055	1,994	3%

Operating expenses:
Employee compensation and benefits	176	176	0%	522	524	(0%)
Clearing and execution costs	30	22	36%	81	66	23%
Communications	28	29	(3%)	85	83	2%
Occupancy and equipment costs	42	36	17%	121	111	9%
Depreciation and amortization	22	18	22%	63	53	19%
Amortization of acquired intangible assets	23	23	0%	68	69	(1%)
Professional services	36	40	(10%)	103	129	(20%)
Advertising	56	50	12%	184	191	(4%)
Other	14	19	(26%)	52	66	(21%)

Total operating expenses	427	413	3%	1,279	1,292	(1%)

Operating income	298	254	17%	776	702	11%

Other expense (income):
Interest on borrowings	6	7	(14%)	19	22	(14%)
Gain on sale of investments	(6)	—	N/A	(8)	—	N/A

Total other expense (income)	—	7	(100%)	11	22	(50%)

Pre-tax income	298	247	21%	765	680	13%
Provision for income taxes	114	93	23%	291	238	22%

Net income	$184	$154	19%	$474	$442	7%

Other information:
Effective income tax rate	38.3%	37.7%		38.0%	35.0%
Average debt outstanding	$1,139	$1,257	(9%)	$1,188	$1,258	(6%)
Average interest rate incurred on borrowings	2.05%	2.16%		2.07%	2.14%

Three-Month Periods Ended June 30, 2013 and 2012

Net Revenues

Commissions and transaction fees increased 21% to $321 million, primarily due to increased client trading activity and higher average commissions and transaction fees per trade. Total trades increased 14%, as average client trades per day increased 12% to 399,216 for the third quarter of fiscal 2013 compared to 355,449 for the third quarter of fiscal 2012, and there was one more trading day during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Average client trades per funded account (annualized) were 16.8 for the third quarter of fiscal 2013 compared to 15.5 for the third quarter of fiscal 2012. Average commissions and transaction fees per trade increased to $12.57 for the third quarter of fiscal 2013 from $11.88 for the third quarter of fiscal 2012, primarily due to higher payment for order flow revenue per trade and, to a lesser extent, a higher percentage of option trades, which earn higher average commissions and transaction fees per trade.

Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 2% to $384 million for the third quarter of fiscal 2013, primarily due to a 36% increase in average market fee-based investment balances and a 14% increase in average spread-based assets, partially offset by a decrease of 24 basis points in the net interest margin earned on spread-based assets and a decrease of 2 basis points in the average yield earned on market fee-based investment balances. Our net interest margin was 1.49% for the third quarter of fiscal 2013, compared to 1.73% for the third quarter of the prior year. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue increased 2% to $120 million, due primarily to an $8 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 22 basis points in the average yield earned on client margin balances and a 2% decrease in average client margin balances during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Insured deposit account fees decreased 3% to $199 million, primarily due to a decrease of 23 basis points in the average yield earned on the IDA assets, partially offset by a 16% increase in average client IDA balances during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year and, to a lesser extent, due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was initially moved to client credit balances and was subsequently moved to insured deposit accounts during the third quarter of fiscal 2012. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on IDA balances than on money market mutual fund or client credit balances.

During the third quarter of fiscal 2013, interest rates on 5- to 7-year LIBOR-based swaps increased by approximately 65 to 75 basis points. If such rates were to remain stable at these higher levels, this would prospectively result in most investments in the IDA portfolio no longer being reinvested at lower interest rates upon maturity. However, we expect that, absent further increases in interest rates, the average yield earned on IDA assets will continue to decrease somewhat, as any growth in IDA balances is invested at a shorter average duration and a lower average yield than the existing IDA portfolio. The expected decrease in the average yield earned on IDA assets will be mitigated somewhat by the terms of the new IDA agreement, which became effective as of January 1, 2013. Compared to the old IDA agreement, the new IDA agreement will improve the average yield earned on the IDA assets during a low interest rate environment, due primarily to lower servicing fees on floating-rate and short-term fixed rate assets in the IDA portfolio. During the third quarter of fiscal 2013, the new IDA agreement favorably impacted the net yield earned on the IDA assets by approximately 4 basis points. However, in the event of a rising interest rate environment under the new IDA agreement, once certain interest rate thresholds are met, the rate earned by the Company on new fixed-rate notional investments in the IDA portfolio will gradually be reduced by up to 10 basis points. Based on economists’ current interest rate projections, we expect that these interest rate thresholds will not be attained until fiscal 2016, and that reductions in the rate earned by the Company will phase in gradually over a number of years thereafter as investments in the IDA portfolio mature and are reinvested. For more information about the new IDA agreement, please see Note 10 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.

Investment product fees increased 20% to $65 million, primarily due to a 36% increase in average market fee-based investment balances, partially offset by a decrease of 2 basis points in the average yield earned on those balances for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Other revenues decreased 13% to $20 million, due primarily to lower client education revenue, partially offset by increased fees from processing corporate securities reorganizations for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Operating Expenses

Employee compensation and benefits expense was unchanged at $176 million. Higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets during the third quarter of fiscal 2013, was offset by higher stock-based compensation expense during the third quarter of the prior year due to the effect of retirement eligibility provisions in certain stock award agreements.

Clearing and execution costs increased 36% to $30 million, primarily due to higher futures and option trade execution costs resulting from increased client futures and option trading activity and increased client statement processing costs.

Occupancy and equipment costs increased 17% to $42 million, primarily due to costs associated with exiting our previous headquarters building and placing our new Omaha corporate campus in service during the third quarter of fiscal 2013.

Depreciation and amortization increased 22% to $22 million, primarily due to depreciation on our new Omaha corporate campus, which was placed in service in April 2013, and recent technology infrastructure upgrades.

Professional services decreased 10% to $36 million, primarily due to lower usage of consulting and contract services.

Advertising expense increased 12% to $56 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.

Other expense decreased 26% to $14 million, primarily due to lower bad debt, litigation and arbitration expenses.

Income Taxes

Our effective income tax rate was 38.3% for the third quarter of fiscal 2013, compared to 37.7% for the third quarter of fiscal 2012. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2013, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

Nine-Month Periods Ended June 30, 2013 and 2012

Net Revenues

Commissions and transaction fees increased 4% to $865 million, primarily due to higher average commissions and transaction fees per trade, partially offset by the effect of 2.5 fewer trading days during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Average commissions and transaction fees per trade increased to $12.60 for the first nine months of fiscal 2013 from $11.98 for the first nine months of fiscal 2012, primarily due to higher payment for order flow revenue per trade and, to a lesser extent, a higher percentage of option trades, which earn higher average commissions and transaction fees per trade. Two trading days were lost during the first quarter of fiscal 2013 due to unscheduled market closures resulting from Hurricane Sandy. Average client trades per funded account (annualized) were 15.7 for the first nine months of fiscal 2013 compared to 16.3 for the first nine months of fiscal 2012.

Asset-based revenues increased 3% to $1.14 billion for the first nine months of fiscal 2013, primarily due to a 33% increase in average market fee-based investment balances and a 12% increase in average spread-based assets, partially offset by a decrease of 17 basis points in the net interest margin earned on spread-based assets, a decrease of 1 basis point in the average yield earned on market fee-based investment balances and the effect of one less interest day during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Our net interest margin was 1.53% for the first nine months of fiscal 2013, compared to 1.70% for the first nine months of the prior year. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue increased 5% to $351 million, due primarily to a 6% increase in average client margin balances and a $14 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 20 basis points in the average yield earned on client margin balances and the effect of one less interest day during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

Insured deposit account fees decreased 3% to $604 million, primarily due to a decrease of 20 basis points in the average yield earned on the IDA assets and the effect of one less interest day during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012, partially offset by a 14% increase in average client IDA balances during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year and, to a lesser extent, due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During the first quarter of fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds, consisting of approximately $1 billion that was moved directly to insured deposit accounts and $2 billion that was initially moved to client credit balances and was subsequently moved to insured deposit accounts during the third quarter of fiscal 2012.

Investment product fees increased 26% to $182 million, primarily due to a 33% increase in average market fee-based investment balances, partially offset by a decrease of 1 basis point in the average yield earned on those balances for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

Other revenues decreased 16% to $53 million, due primarily to lower client education revenue, partially offset by increased fees from processing corporate securities reorganizations for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

Operating Expenses

Employee compensation and benefits expense decreased slightly to $522 million, primarily due to higher costs during the first nine months of the prior year for severance related to staff reductions and for stock-based compensation expense due to the effect of retirement eligibility provisions in certain stock award agreements. These items were mostly offset by higher incentive-based compensation during the first nine months of fiscal 2013 related to Company and individual performance, including our continued success in attracting net new client assets.

Clearing and execution costs increased 23% to $81 million, primarily due to higher futures and option trade execution costs resulting from increased client futures and option trading activity, increased client statement processing costs, and the effect of a favorable adjustment during the first quarter of the prior year related to the thinkorswim clearing conversion.

Occupancy and equipment costs increased 9% to $121 million, primarily due to upgrades to our technology infrastructure and facilities and costs associated with exiting our previous headquarters building and placing our new Omaha corporate campus in service during the third quarter of fiscal 2013.

Depreciation and amortization increased 19% to $63 million, primarily due to depreciation on recent technology infrastructure upgrades and leasehold improvements and on our new Omaha corporate campus, which was placed in service in April 2013.

Professional services decreased 20% to $103 million, primarily due to lower usage of consulting and contract services.

Advertising expense decreased 4% to $184 million, primarily due to lower investor education promotion costs.

Other expense decreased 21% to $52 million, primarily due to lower bad debt expense and the effect of $7 million of losses on disposal of property and equipment related to our discontinued use of certain software and hardware during the second quarter of the prior year.

Income Taxes

Our effective income tax rate was 38.0% for the first nine months of fiscal 2013, compared to 35.0% for the first nine months of fiscal 2012. The effective tax rate for the first nine months of fiscal 2012 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted the Company’s earnings for the first nine months of fiscal 2012 by approximately three cents per share.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.

We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2013 were financed primarily from our subsidiaries’ earnings, cash on hand and our parent company’s revolving credit facility. We repaid $250 million of 2.950% Senior Notes due December 1, 2012 with cash on hand. We financed our payment of a $0.50 per share special cash dividend on December 31, 2012 by borrowing $275 million on our parent company’s revolving credit facility. Through June 30, 2013, we repaid $180 million of the outstanding principal under our parent company’s revolving credit facility and we repaid the remaining $95 million balance on July 26, 2013. We funded the final repayment in part using $69 million of cash consideration we received in connection with Knight Capital Group, Inc.’s July 1, 2013 merger with GETCO Holding Company, LLC. For more information regarding the Knight-GETCO merger, see Note 11 – SUBSEQUENT EVENT under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. We plan to finance our capital and liquidity needs during the remainder of fiscal 2013 primarily from our subsidiaries’ earnings and cash on hand. If a specific need arises, we may also utilize our parent company and/or broker-dealer revolving credit facilities.

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

Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of June 30, 2013, our clearing and introducing broker-dealer subsidiaries had $1,233 million and $251 million of net capital, respectively, which exceeded the early warning net capital thresholds by $710 million and $242 million, respectively.

Our clearing broker-dealer subsidiary, TD Ameritrade Clearing, Inc. (“TDAC”), engages in such activities as settling client securities and options transactions with clearinghouses, extending credit to clients through margin lending, securities lending and borrowing transactions and processing client cash sweep transactions to and from insured deposit accounts and money market mutual funds. These types of broker-dealer activities require active daily liquidity management.

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

TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. As of June 30, 2013, TDAC had $200 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades.

TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $11.5 billion as of June 30, 2013. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. At June 30, 2013, TDAC had $5.6 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3.

For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. There were no borrowings outstanding on this facility as of June 30, 2013.

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

We define “liquid assets - management target” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments and (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). “Liquid assets – management target” is based on more conservative measures of broker-dealer net capital than “liquid assets – regulatory threshold” (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider “liquid assets - management target” to be a measure that reflects our liquidity that would be readily available for corporate investing or financing activities under normal operating circumstances.

We define “liquid assets - regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum requirement. For more information about the regulatory capital requirements of our broker-dealer and trust subsidiaries, please see Note 6 – CAPITAL REQUIREMENTS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. We consider “liquid assets - regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	June 30,	Sept. 30,		June 30,	Sept. 30,
	2013	2012	Change	2013	2012	Change
Cash and cash equivalents	$963	$915	$48	$963	$915	$48
Less: Broker-dealer cash and cash equivalents	(555)	(406)	(149)	(555)	(406)	(149)
Trust company cash and cash equivalents	(39)	(95)	56	(39)	(95)	56
Investment advisory cash and cash equivalents	(28)	(11)	(17)	(28)	(11)	(17)

Corporate cash and cash equivalents	341	403	(62)	341	403	(62)

Plus: Corporate short-term investments	—	150	(150)	—	150	(150)
Excess trust company Tier 1 capital	—	—	—	8	10	(2)
Excess broker-dealer regulatory net capital	387	501	(114)	952	1,048	(96)

Liquid assets	$728	$1,054	$(326)	$1,301	$1,611	$(310)

The decrease in liquid assets is summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2012	$1,054	$1,611

Plus: EBITDA(1)	915	915
Proceeds from notes payable	275	275
Proceeds from exercise of stock options	19	19
Proceeds from the sale of investments	10	10
Other investing activities	2	2

Less: Income taxes paid	(259)	(259)
Interest paid	(25)	(25)
Purchase of property and equipment	(124)	(124)
Principal payments on long-term debt	(250)	(250)
Principal payments on notes payable	(180)	(180)
Payment of cash dividends	(421)	(421)
Purchase of treasury stock	(5)	(5)
Principal payments on capital lease obligations	(2)	(2)
Additional net capital requirement due to increase in aggregate debits	(34)	(18)
Other changes in working capital and regulatory net capital	(247)	(247)

Liquid assets as of June 30, 2013	$728	$1,301

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Loan Facilities

Senior Notes – During December 2012, we repaid our $250 million of 2.950% Senior Notes due December 1, 2012 with cash on hand.

TD Ameritrade Holding Corporation Credit Agreement – On December 28, 2012, we borrowed $275 million under the TD Ameritrade Holding Corporation (the “Parent”) senior unsecured revolving credit facility (the “Parent Revolving Facility”). We used the proceeds to fund a $0.50 per share special cash dividend, paid on our common stock on December 31, 2012. Through June 30, 2013, we repaid $180 million of the borrowings and we repaid in full the remaining $95 million balance on July 26, 2013. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of June 30, 2013, the interest rate margin was 1.25%, determined by reference to the Parent’s public debt ratings, and the interest rate was 1.45%.

Cash Dividends

We declared a $0.09 per share quarterly cash dividend on our common stock during each quarter of fiscal 2013. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2013. We paid a total of $421 million to fund the quarterly and special cash dividends declared during the first nine months of fiscal 2013. We expect to pay approximately $50 million on August 15, 2013 to fund the $0.09 per share fourth quarter dividend.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 10 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (29% of our net revenues for the nine months ended June 30, 2013) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2013 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in approximately $108 million higher pre-tax income, while a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $28 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of June 30, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A - “Risk Factors” in our annual report on Form 10-K, as amended, for the year ended September 30, 2012, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2012.

Item 2. - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2013 - April 30, 2013	5,110	$19.51	—	24,920,000
May 1, 2013 - May 31, 2013	1,753	$21.94	—	24,920,000
June 1, 2013 - June 30, 2013	18,427	$23.61	—	24,920,000

Total - Three months ended June 30, 2013	25,290	$22.66	—	24,920,000

On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal 2013.

During the quarter ended June 30, 2013, 25,290 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

Dated: August 7, 2013

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)