Form 10-K
period 2013-09-30
TD AMERITRADE HOLDING CORP
filed 2013-11-22
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Omaha, Nebraska 68154

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5.1 billion computed by reference to the closing sale price of the stock on the New York Stock Exchange on March 28, 2013, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 8, 2013 was 550,487,088 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

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

Operations

We are a leading provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors (“RIAs”). We provide our services predominantly through the Internet, a national branch network and relationships with RIAs. We believe that our services appeal to a broad market of independent, value-conscious retail investors, traders, financial planners and institutions. We use our efficient platform to offer brokerage services to retail investors and institutions under a simple, low-cost commission structure.

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

Strategy

We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of total assets in client accounts, while maintaining a leadership position in client trading, by providing superior offerings to long-term investors, RIAs and active traders. We strive to enhance the client experience by providing sophisticated asset management products and services, enhanced trading tools and capabilities and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•

Focus on brokerage services.    We continue to focus on attracting active traders, long-term investors and RIAs to our brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services. We primarily execute client trades on an agency, rather than a principal, basis. We maintain only a small inventory of fixed income securities to meet client requirements.

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

•

Continue to differentiate our offerings through innovative technologies and service enhancements.    We have been an innovator in our industry over our 38-year history. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by tailoring our features and functionality to meet their specific needs.

•	Leverage the TD Ameritrade brand. We believe that we have a superior brand identity and that our advertising has established TD Ameritrade as a leading brand in the retail brokerage market.

•

Continue to evaluate opportunities for growth through acquisitions.    When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities.

Client Offerings

We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:

Trading and Investing Platforms

•

tdameritrade.com Web Platform is our core offering for self-directed retail investors. We offer sophisticated tools and services, including alerts, screeners, conditional orders, free fundamental third-party research and a customizable workspace. SnapTicketTM conveniently stays at the bottom of the browser window no matter where investors navigate on the site, so that quotes may be accessed and trades placed seamlessly at a moment’s notice. Free planning tools are also provided, such as Portfolio Planner to efficiently create a bundle of securities to trade, invest and rebalance and WealthRulerTM to realistically assess retirement needs.

•

Trade Architect® is a powerful and intuitive web-based platform that helps active investors and traders identify opportunities and stay informed. It includes advanced features such as complex options, Level II equity and option quotes, streaming news from CNBC and Dow Jones, free reports from S&P Capital IQ and Morningstar and visual position profit/loss analysis.

•

thinkorswim® is a downloadable desktop platform designed for advanced traders, featuring easy-to-use interfaces, elite-level trading and analytical tools, and fast and efficient order execution for complex trading strategies. thinkorswim clients trade a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange and exchange-traded funds (“ETFs”).

•

TD Ameritrade Mobile allows on-the-go investors and traders to trade and monitor accounts from web-enabled mobile devices with features such as alerts, research and streaming market commentary. Access is available through the TD Ameritrade Mobile App, the more advanced TD Ameritrade Mobile Trader App or via a mobile browser at the TD Ameritrade Mobile Site.

•

TD Ameritrade Institutional is a leading provider of comprehensive brokerage and custody services to more than 4,500 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to grow and manage their practices more effectively and efficiently while optimizing time with clients. Additionally, TD Ameritrade Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses and do the best possible job they can to help their clients with their financial goals.

Other Offerings

•

TD Ameritrade ApexTM status offers top benefits to retail clients who place an average of five trades per month over a three-month period or maintain a total account value of at least $100,000. Apex clients receive certain services for free that are otherwise subject to service fees, as well as discounts on certain premium content.

•

Investools® offers a comprehensive suite of investor education products and services for stock, option, foreign exchange, futures, mutual fund and fixed-income investors. Our education subsidiary, Investools, Inc., offers educational products and services primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are generally combined with web-based tools, personalized instruction techniques and ongoing service and support and are offered in a variety of learning formats. Designed for the advanced student, continuing education programs offer students comprehensive access to a multitude of products and services priced either individually or on a bundled basis. Typically included in the continuing education bundles are additional curriculum, online courses, live workshops and coaching services.

•

Amerivest® is an online advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on an investor’s objective, time horizon and risk tolerance.

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

•

Exchange-Traded Funds.    ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except that they trade on an exchange like stocks. Our ETF Market Center offers our clients over 100 commission-free ETFs, each of which has been selected by independent experts at Morningstar Associates, LLC. Trades in these ETFs are commission-free, provided the funds are held for 30 days or longer. Our website includes an ETF screener, along with independent research and commentary to assist investors in their decision-making.

•

Options.    We offer a full range of option trades, including complex, multi-leg option strategies. In 2013, we began offering the ability to trade mini-options on certain high-priced securities. Mini-option contracts are 1/10 the size of a standard option contract and were created to respond to the evolving needs of investors who utilize options as part of their trading strategies.

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

•	Fixed income. We offer our clients access to a variety of Treasury, corporate, government agency and municipal bonds, as well as certificates of deposit.

•	New and secondary issue securities. We offer primary and secondary offerings of fixed income securities, closed-end funds, common stock and preferred stock.

•	Margin lending. We extend credit to clients that maintain margin accounts.

•

Cash management services.    Through third-party banking relationships, we offer FDIC-insured deposit accounts and money market mutual funds to our clients as cash sweep alternatives. Through these relationships, we also offer free standard checking, free online bill pay and ATM services with unlimited ATM fee reimbursements at any machine nationwide.

•	Annuities. We offer access to a full range of competitively priced fixed and variable annuities provided by highly-rated insurance carriers.

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

	Percentage of Net Revenues Fiscal Year Ended September 30,
Class of Service	2013	2012	2011
Commissions and transaction fees	42.4%	41.2%	44.5%
Net interest revenue	17.0%	17.0%	17.8%
Insured deposit account fees	29.1%	31.4%	27.6%
Investment product fees	9.0%	7.4%	6.0%
Other revenues	2.5%	3.0%	4.1%

Net revenues	100.0%	100.0%	100.0%

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

We provide access to client service and support through the following means:

•

Websites.    Our websites provide basic information on how to use our services, as well as an in-depth education center that includes a selection of online investing courses. “Ted”, our Virtual Investment Consultant, is a web tool that allows retail clients to interact with a virtual representative to ask questions regarding our products, tools and services.

•	Branches. We offer a nationwide network of over 100 retail branches, located primarily in large metropolitan areas.

•

Email.    Clients are encouraged to use e-mail to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the e-mail; however, we strive to respond within four hours after receiving the original message.

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

Advertising and Marketing

We intend to continue to grow and increase our market share by advertising online, on television, in print and direct mail and on our own websites, and utilizing various forms of social media. We invest heavily in advertising programs designed to bring greater brand recognition to our services. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.

Advertising for retail clients is generally conducted through websites, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications and use direct mail advertising. Advertising for institutional clients is significantly less than for retail clients and is generally conducted through highly-targeted media.

To monitor the success of our various marketing efforts, we use a data gathering and tracking system. This system enables us to determine the type of advertising that best appeals to our target market so that we can invest in these programs in the future. Additionally, through the use of our database tools, we are working to more efficiently determine the needs of our various client segments and tailor our services to their individual needs. We intend to utilize this system to strengthen our client relationships and support marketing campaigns to attract new clients. How we share client information is disclosed in our privacy statement.

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

We contract with an external provider for futures clearing. We also contract with external providers to facilitate foreign exchange trading for our clients.

Competition

We believe that the principal determinants of success in the retail brokerage market are brand recognition, size of client base and client assets, ability to attract new clients and client assets, client trading activity, efficiency of operations, technology infrastructure and access to financial resources. We also believe that the principal factors considered by clients in choosing a brokerage firm are reputation, client service quality, price, convenience, product offerings, quality of trade execution, platform capabilities, innovation and overall value. Based on our experience, focus group research and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories.

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

Net capital rules are designed to protect clients, counterparties and creditors by requiring a broker-dealer to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure, defined by the SEC, of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels.

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

Market Risk — Market risk is the risk of loss resulting from adverse movements in market factors, such as asset prices, foreign exchange rates and interest rates. Our market risk related to asset prices is mitigated by our execution of client trades primarily on an agency, rather than a principal, basis and our maintenance of only a small inventory of fixed-income securities to meet client requirements. Interest rate risk is our most prevalent form of market risk. For more information about our interest rate risk and how we manage it, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

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

Strategic Risk — Strategic risk is the risk of loss arising from ineffective business strategies, improper implementation of business strategies, or lack of responsiveness to changes in the business and competitive environment. Our executive management is responsible for establishing an appropriate corporate strategy intended to create value for stockholders, clients and employees, with oversight by our board of directors. Our management is responsible for defining the priorities, initiatives and resources necessary to execute the strategic plan, the success of which is regularly evaluated by the board of directors.

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

Employees

As of September 30, 2013, we had 5,429 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good. In fiscal 2013, we surveyed our employees and found that 89% responded favorably to questions designed to measure employee engagement. This score placed us above the benchmark for U.S. high-performance companies as measured by Towers Watson.

Financial Information about Segments and Geographic Areas

We primarily operate in the securities brokerage industry and have no other reportable segments. Substantially all of our revenues from external clients for the fiscal years ended September 30, 2013, 2012 and 2011 were derived from our operations in the United States.

Website and Social Media Disclosure

From time to time, the Company may use its website and/or Twitter as distribution channels of material information. Financial and other important information regarding the Company is routinely accessible through and posted on the Company’s website at www.amtd.com and its Twitter account @TDAmeritradePR. We ask that interested parties visit or subscribe to newsfeeds at www.amtd.com/newsroom to automatically receive email alerts and other information, including the most up-to-date corporate financial information, presentation announcements, transcripts and archives. The website to access the Company’s Twitter account is https://twitter.com/TDAmeritrade. Website links provided in this report, although correct when published, may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

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

Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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

We extend margin credit and leverage to clients, which are collateralized by client cash and securities. We also borrow and lend securities in connection with our broker-dealer business. A significant portion of our net revenues is derived from interest on margin loans. By permitting clients to purchase securities on margin and exercise leverage with options and futures positions, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client’s indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability.

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

The secure transmission of confidential information over public networks is a critical element of our operations. We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases. As a financial services company, we are continuously subject to cyber-attacks by third parties. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information.

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

In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by computer programmers and hackers who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, financial responsibility under our security guarantee to reimburse clients for losses resulting from unauthorized activity in their accounts and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Advisory services subject us to additional risks.

We provide investment advisory services to investors through our SEC-registered investment advisors, TD Ameritrade, Inc., Amerivest Investment Management, LLC (“Amerivest”) and Red Option Advisors, Inc. (“Red Option”). TD Ameritrade, Inc. offers AdvisorDirect,® a service that refers a client to an independent RIA, and the Managed Assets Program, a service available to our independent RIAs that provides personalized investment management using many of the industry’s leading money managers. Amerivest® is an online advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Red Option provides an option advisory service for self-directed investors. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.

We rely on external service providers to perform certain key functions.

We rely on a number of external service providers for certain key technology, processing, service and support functions. These include the services of other broker-dealers, market makers, exchanges and clearinghouses to execute and settle client orders. We contract with external providers for futures and foreign exchange clearing. External content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients. These service providers face technological and operational risks of their own. Any significant failures by them, including improper use or disclosure of our confidential client, employee or company information, could interrupt our business, cause us to incur losses and harm our reputation.

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

Risk Factors Relating to the Regulatory and Legislative Environment

Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. Additional rulemaking or legislative action could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act or other rulemaking or legislative action, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, Department of Labor, banking regulators and other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.

Our profitability could also be affected by new or modified rules and regulations that impact the business and financial communities generally, including changes to the laws governing banking, the securities market, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.

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

The securities industry is subject to extensive regulation and financial services companies are subject to regulations covering all aspects of the securities business. Regulations are intended to ensure the integrity of financial markets, the safety and soundness of broker-dealers and the protection of client assets. These regulations often serve to limit our business activities through capital, client protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. Despite our efforts to comply with applicable regulations, risks remain, especially in areas where application of the regulations is unclear or where the regulators have revised or are revising prior guidance. The SEC, FINRA, CFTC, NFA, Department of Labor and other self-regulatory organizations and state and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a regulated entity or any of its officers or employees. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.

Our websites are accessible world-wide over the Internet, and we currently have account holders located outside the United States. These accounts comprise approximately 1.2% of our total accounts and are spread across many jurisdictions. Adverse action by foreign regulators with respect to regulatory compliance by us in foreign jurisdictions could adversely affect our revenues from clients in such countries or regions.

Various regulatory and enforcement agencies have been reviewing the following areas, among others, related to the securities industry:

•	sales and supervision practices, know-your-customer rules, fiduciary obligations and suitability of financial products and services;

•	clearinghouse cash deposit and collateral requirements;

•	mutual fund and exchange-traded fund trading;

•	fraud detection and anti-money laundering policies and procedures;

•	client cash sweep arrangements;

•	regulatory, financial and trade reporting obligations;

•	risk management;

•	valuation of financial instruments;

•	best execution practices;

•	disclosure of conflicts of interest;

•	system security, safeguarding practices and client privacy;

•	system capacity and availability;

•	advertising claims;

•	brokerage services provided to investment advisors;

•	safekeeping of client assets;

•	market access and manipulative trading;

•	trading in low-priced securities;

•	payment for order flow;

•	use of automated investment advice;

•	use of social media; and

•	financial and liquidity risk.

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

As of September 30, 2013, we had approximately $1 billion of long-term debt, consisting of $500 million of 4.150% Senior Notes with principal due in full on December 1, 2014 and $500 million of 5.600% Senior Notes with principal due in full on December 1, 2019. Our ability to meet our cash requirements, including our debt repayment obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund our cash requirements. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt repayment obligations or fund required capital expenditures could be materially and adversely affected.

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

As of September 30, 2013, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 42% and 12%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights on up to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2016). There is no restriction on the ability of TD to vote its shares following the complete termination of the stockholders agreement. Under the stockholders agreement, if our stock repurchases cause TD’s ownership percentage to increase, TD is only permitted to own up to 48% of our outstanding common stock and has until January 24, 2014 to reduce its ownership to 45%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock. There is no restriction on the number of shares TD or the Ricketts holders may own following the termination of the stockholders agreement. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.

The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of September 30, 2013, based on their ownership positions, TD and the Ricketts holders have designated five and two of the twelve members of our board of directors, respectively. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.

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

We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement between us and affiliates of TD provides a significant portion of our revenue. This agreement enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter. During fiscal 2013, net revenues related to this agreement accounted for approximately 29% of our net revenues. For fiscal year 2013, the average balance of client cash swept to our insured deposit account offering was $68 billion. The average yield earned on the insured deposit account balances was 106 basis points higher than the average net yield earned on segregated cash balances during fiscal 2013. The termination or adverse modification of this agreement without replacing it on comparable terms with a different counterparty, which may not be available, could have a material adverse effect on our business, financial condition and results of operations. If this agreement was terminated or adversely modified and we elected to establish our own bank charter for purposes of offering an FDIC-insured deposit product, we would be required to establish and maintain significant levels of capital within a bank subsidiary. We would also be subject to various other risks associated with banking, including credit risk on loans and investments, liquidity risk associated with bank balance sheet management, operational risks associated with banking systems and infrastructure and additional regulatory requirements and supervision.

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

Payment of future cash dividends on our common stock will depend on our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock.

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

During fiscal 2013, we completed construction of a new Company-owned corporate headquarters facility in Omaha, Nebraska. The new headquarters facility provides approximately 578,000 square feet of building space. We also lease approximately 178,000 square feet of building space on property adjacent to the headquarters for administrative and operational facilities. These leases expire on various dates from 2016 through 2020.

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

Other Legal and Regulatory Matters — The Company is subject to a number of other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. Accounting Standards Codification (“ASC”) 450, Loss Contingencies, governs the recognition and disclosure of loss contingencies, including potential losses from legal and regulatory matters. ASC 450 categorizes loss contingencies using three terms based on the likelihood of occurrence of events that result in a loss: “probable” means that “the future event or events are likely to occur;” “remote” means that “the chance of the future event or events occurring is slight;” and “reasonably possible” means that “the chance of the future event or events occurring is more than remote but less than likely.” Under ASC 450, the Company accrues for losses that are considered both probable and reasonably estimable. The Company may incur losses in addition to the amounts accrued where the losses are greater than estimated by management, or for matters for which an unfavorable outcome is considered reasonably possible, but not probable.

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of September 30, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

	Common Stock Price For the Fiscal Year Ended September 30,
	2013		2012
	High	Low	High	Low
First Quarter	$17.24	$15.20	$17.62	$13.78
Second Quarter	$21.56	$17.07	$20.59	$15.69
Third Quarter	$24.51	$18.79	$20.17	$16.09
Fourth Quarter	$28.12	$24.17	$18.00	$15.09

The closing sale price of our common stock as reported on the NYSE on November 5, 2013 was $27.50 per share. As of that date there were 725 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 42,000 beneficial holders of our common stock.

Dividends

We declared a $0.09 per share and a $0.06 per share quarterly cash dividend on our common stock during each quarter of fiscal years 2013 and 2012, respectively. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2013. On October 29, 2013, we declared a $0.12 per share quarterly cash dividend for the first quarter of fiscal 2014 and another $0.50 per share special cash dividend on our common stock. We paid the quarterly cash dividend on November 19, 2013 to all holders of record of our common stock as of November 7, 2013 and the special cash dividend is payable on December 17, 2013 to all holders of record of our common stock as of December 3, 2013. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.

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

The following graph and table set forth information comparing the cumulative total return through the end of the Company’s most recent fiscal year from a $100 investment on September 30, 2008 in the Company’s common stock, a broad-based stock index and the stocks comprising an industry peer group.

	Period Ended
Index	9/30/08	9/30/09	9/30/10	9/30/11	9/30/12	9/30/13
TD Ameritrade Holding Corporation	100.00	117.76	96.88	89.14	94.50	168.78
S&P 500	100.00	93.09	102.55	103.72	135.05	161.17
Peer Group	100.00	74.15	55.16	43.64	49.17	83.76

The Peer Group is comprised of the following companies that have significant retail brokerage operations:

E*TRADE Financial Corporation

The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2013 — July 31, 2013	12,028	$26.14	—	24,920,000
August 1, 2013 — August 31, 2013	—	N/A	—	24,920,000
September 1, 2013 — September 30, 2013	2,142	$26.07	—	24,920,000

Total — Three months ended September 30, 2013	14,170	$26.13	—	24,920,000

On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the fourth quarter of fiscal 2013.

During the quarter ended September 30, 2013, 14,170 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6.	Selected Financial Data

	Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$2,764	$2,641	$2,763	$2,560	$2,408
Operating income	1,056	934	1,048	965	1,102
Net income	675	586	638	592	644
Earnings per share — basic	$1.23	$1.07	$1.12	$1.01	$1.11
Earnings per share — diluted	$1.22	$1.06	$1.11	$1.00	$1.10
Weighted average shares outstanding — basic	549	548	570	585	579
Weighted average shares outstanding — diluted	554	554	576	592	587
Dividends declared per share	$0.86	$0.24	$0.20	$0.00	$0.00

	As of September 30,
	2013	2012	2011	2010	2009
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,062	$915	$1,032	$741	$791
Short-term investments available-for-sale, at fair value	4	154	4	4	52
Total assets	21,836	19,513	17,126	14,727	18,372
Long-term obligations	1,052	1,350	1,348	1,323	1,443
Stockholders’ equity	4,676	4,425	4,116	3,772	3,551

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues, net interest revenue, insured deposit account fees, investment product fees and other revenues; net interest margin; the average yield earned on insured deposit account assets; the effect of our migration of client cash balances into the insured deposit account offering; growth in spread-based, fee-based and interest-earning asset balances; amounts of total operating expenses, advertising expense and other expense; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.

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

Client margin balances — The total amount of cash loaned to clients in margin accounts. Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue. Client margin balances are included in “receivable from clients, net” on our Consolidated Balance Sheets.

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

Fee-based investment balances — Client assets invested in money market mutual funds, other mutual funds and Company programs such as AdvisorDirect® and Amerivest,® on which we earn fee revenues. Fee revenues earned on these balances are included in investment product fees on our Consolidated Statements of Income.

Funded accounts — All open client accounts with a total liquidation value greater than zero.

Futures accounts — Sub-accounts maintained by the Company on behalf of clients for trading in futures and/or options on futures. Each futures account must be associated with a brokerage account. Futures accounts are not counted separately for purposes of the Company’s client account metrics.

Insured deposit account — The Company is party to an Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and
TD Bank, N.A. (together, the “Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company an aggregate marketing fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the Depository Institutions and the cost of FDIC insurance premiums.

Interest rate-sensitive assets — Consist of spread-based assets and client cash invested in money market mutual funds.

Investment product fees — Revenues earned on fee-based investment balances. Investment product fees include fees earned on money market mutual funds, other mutual funds and through Company programs such as AdvisorDirect® and Amerivest®.

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

Market fee-based investment balances — Client assets invested in mutual funds (except money market funds) and Company programs such as AdvisorDirect® and Amerivest,® on which we earn fee revenues that are largely based on a percentage of the market value of the investment. Market fee-based investment balances are a component of fee-based investment balances. Fee revenues earned on these balances are included in investment product fees on our Consolidated Statements of Income.

Net interest margin (“NIM”) — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and insured deposit account fees by average spread-based assets.

Net interest revenue — Net interest revenue is interest revenues less brokerage interest expense. Interest revenues are generated by charges to clients on margin balances maintained in margin accounts, the investment of cash from operations and segregated cash and interest earned on securities borrowing/securities lending. Brokerage interest expense consists of amounts paid or payable to clients based on credit balances maintained in brokerage accounts and interest incurred on securities borrowing/securities lending. Brokerage interest expense does not include interest on Company non-brokerage borrowings.

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

Securities borrowing — We borrow securities temporarily from other broker-dealers in connection with our broker-dealer business. We deposit cash as collateral for the securities borrowed, and generally earn interest revenue on the cash deposited with the counterparty. We also incur interest expense for borrowing certain securities.

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

Interest on borrowings consists of interest expense on our long-term debt, capital leases and other borrowings. Loss on debt refinancing consists of charges to write off the unamortized balance of debt issuance costs associated with credit facilities that were refinanced or replaced. Gain on investments represents net gains realized on corporate (non broker-dealer) investments.

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

Valuation of goodwill and acquired intangible assets

We test goodwill and our indefinite-lived acquired intangible asset for impairment on at least an annual basis, or whenever events and circumstances indicate that the carrying values may not be recoverable. In performing the goodwill impairment tests, we utilize quoted market prices of our common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting units, if applicable, based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from our annual goodwill impairment tests.

To determine if the indefinite-lived intangible asset is impaired, we first assess certain qualitative factors. Based on this assessment, if it is determined that more likely than not the fair value of the indefinite-lived intangible asset is less than its carrying amount, we perform a quantitative impairment test. No impairment charges have resulted from the annual indefinite-lived intangible asset impairment tests.

We review our finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. We evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. We also evaluate the remaining useful lives of intangible assets each reporting period to determine if events or trends warrant a revision to the remaining period of amortization. We have had no events or trends that have warranted a material revision to the originally estimated useful lives.

Estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances

We estimate our income tax expense based on the various jurisdictions where we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Temporary differences result in deferred income tax assets and liabilities. We must evaluate the likelihood that deferred income tax assets will be realized. To the extent we determine that realization is not “more likely than not,” we establish a valuation allowance. Establishing or increasing a valuation allowance results in a corresponding increase to income tax expense in our Consolidated Statements of Income. Conversely, to the extent circumstances indicate that a valuation allowance can be reduced or is no longer necessary, that portion of the valuation allowance is reversed, reducing income tax expense.

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

Valuation of guarantees

We enter into guarantees in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. We record a liability for the estimated fair value of the guarantee at its inception. If actual results differ significantly from these estimates, our results of operations could be materially affected. For further details regarding our guarantees, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 15 — Commitments and Contingencies and “Insured Deposit Account Agreement” under Note 19 — Related Party Transactions.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Fiscal Year Ended September 30,
	2013		2012		2011
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$1,290	46.7%	$1,098	41.6%	$1,213	43.9%
Less:
Depreciation and amortization	(86)	(3.1)%	(72)	(2.7)%	(67)	(2.4)%
Amortization of acquired intangible assets	(91)	(3.3)%	(92)	(3.5)%	(97)	(3.5)%
Interest on borrowings	(25)	(0.9)%	(28)	(1.1)%	(32)	(1.2)%
Provision for income taxes	(413)	(14.9)%	(320)	(12.1)%	(379)	(13.7)%

Net income	$675	24.4%	$586	22.2%	$638	23.1%

Our EBITDA increased 17% for fiscal 2013 compared to fiscal 2012, primarily due to a 5% increase in net revenues and $57 million of net gains on investments, while operating expenses were effectively unchanged. The increase in net revenues was primarily due to an 8% increase in transaction-based revenues and a 3% increase in asset-based revenues, partially offset by a 13% decrease in other revenues. Detailed analysis of our operating results is presented later in this discussion.

Our diluted earnings per share was $1.22, $1.06 and $1.11 for fiscal years 2013, 2012 and 2011, respectively. Higher EBITDA was partially offset by a higher effective income tax rate for fiscal 2013, resulting in a 15% increase in net income compared to fiscal 2012. Our effective income tax rate for fiscal 2012 was significantly lower than normal, primarily due to $19 million of favorable resolutions of state income tax matters and a $3 million benefit resulting from the reversal of a valuation allowance related to a capital loss carryover. These items favorably impacted diluted EPS for fiscal 2012 by approximately four cents per share. Based on our expectations for net revenues and expenses, we expect diluted earnings per share to range from $1.20 to $1.40 for fiscal year 2014. Details regarding our fiscal year 2014 expectations for net revenues and expenses are presented later in this discussion.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2013, asset-based revenues and transaction-based revenues accounted for 55% and 42% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Fiscal Year			‘13 vs. ‘12 Increase/ (Decrease)	‘12 vs. ‘11 Increase/ (Decrease)
	2013	2012	2011
Average interest-earning assets	$15,857	$14,884	$13,783	$973	$1,101
Average insured deposit account balances	67,981	59,384	48,537	8,597	10,847

Average spread-based balances	$83,838	$74,268	$62,320	$9,570	$11,948

Net interest revenue	$469	$450	$492	$19	$(42)
Insured deposit account fee revenue	804	828	763	(24)	65

Spread-based revenue	$1,273	$1,278	$1,255	$(5)	$23

Average yield — interest-earning assets	2.92%	2.97%	3.52%	(0.05)%	(0.55)%
Average yield — insured deposit account fees	1.17%	1.37%	1.55%	(0.20)%	(0.18)%
Net interest margin (NIM)	1.50%	1.69%	1.99%	(0.19)%	(0.30)%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Fiscal Year			‘13 vs. ‘12 Increase/ (Decrease)	‘12 vs. ‘11 Increase/ (Decrease)
	2013	2012	2011
Segregated cash	$6	$4	$2	$2	$2
Client margin balances	345	345	390	—	(45)
Securities lending/borrowing, net	118	101	101	17	—
Other cash and interest-earning investments	1	1	1	—	—
Client credit balances	(1)	(1)	(2)	—	1

Net interest revenue	$469	$450	$492	$19	$(42)

	Average Balance Fiscal Year			‘13 vs. ‘12 % Change	‘12 vs. ‘11 % Change
	2013	2012	2011
Segregated cash	$4,626	$4,346	$3,016	6%	44%
Client margin balances	8,576	8,200	8,756	5%	(6)%
Securities borrowing	1,056	804	760	31%	6%
Other cash and interest-earning investments	1,599	1,534	1,251	4%	23%

Interest-earning assets	$15,857	$14,884	$13,783	7%	8%

Client credit balances	$9,469	$9,171	$8,351	3%	10%
Securities lending	2,139	1,969	1,934	9%	2%

Interest-bearing liabilities	$11,608	$11,140	$10,285	4%	8%

	Average Yield (Cost) Fiscal Year			‘13 vs. ‘12 Net Yield Increase/ (Decrease)	‘12 vs. ‘11 Net Yield Increase/ (Decrease)
	2013	2012	2011
Segregated cash	0.12%	0.08%	0.07%	0.04%	0.01%
Client margin balances	3.97%	4.13%	4.39%	(0.16)%	(0.26)%
Other cash and interest-earning investments	0.08%	0.09%	0.10%	(0.01)%	(0.01)%
Client credit balances	(0.01)%	(0.01)%	(0.02)%	0.00%	0.01%
Net interest revenue	2.92%	2.97%	3.52%	(0.05)%	(0.55)%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Fiscal Year			‘13 vs. ‘12 Increase/ (Decrease)	‘12 vs. ‘11 Increase/ (Decrease)
	2013	2012	2011
Money market mutual fund	$1	$3	$8	$(2)	$(5)
Market fee-based investment balances	249	193	158	56	35

Total investment product fees	$250	$196	$166	$54	$30

	Average Balance Fiscal Year			‘13 vs. ‘12 % Change	‘12 vs. ‘11 % Change
	2013	2012	2011
Money market mutual fund	$5,163	$5,113	$8,712	1%	(41)%
Market fee-based investment balances	107,653	81,024	69,568	33%	16%

Total fee-based investment balances	$112,816	$86,137	$78,280	31%	10%

	Average Yield Fiscal Year			‘13 vs. ‘12 Increase/ (Decrease)	‘12 vs. ‘11 Increase/ (Decrease)
	2013	2012	2011
Money market mutual fund	0.02%	0.07%	0.09%	(0.05)%	(0.02)%
Market fee-based investment balances	0.23%	0.23%	0.22%	0.00%	0.01%
Total investment product fees	0.22%	0.22%	0.21%	0.00%	0.01%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year			‘13 vs. ‘12 % Change	‘12 vs. ‘11 % Change
	2013	2012	2011
Total trades (in millions)	92.85	89.91	100.74	3%	(11)%
Average commissions and transaction fees per trade(1)	$12.61	$12.09	$12.18	4%	(1)%
Average client trades per day	373,630	359,631	398,986	4%	(10)%
Average client trades per funded account (annualized)	15.8	15.8	18.2	0%	(13)%
Activity rate — funded accounts	6.3%	6.3%	7.2%	0%	(13)%
Trading days	248.5	250.0	252.5	(1)%	(1)%

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2013	2012	2011
Funded accounts (beginning of year)	5,764,000	5,617,000	5,455,000
Funded accounts (end of year)	5,993,000	5,764,000	5,617,000
Percentage change during year	4%	3%	3%

Client assets (beginning of year, in billions)	$472.3	$378.7	$354.8
Client assets (end of year, in billions)	$555.9	$472.3	$378.7
Percentage change during year	18%	25%	7%

Net new assets (in billions)	$49.5	$40.8	$41.5
Net new assets annualized growth rate	10%	11%	12%

Consolidated Statements of Income Data

The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			‘13 vs. ‘12 % Change	‘12 vs. ‘11 % Change
	2013	2012	2011
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,171	$1,087	$1,228	8%	(11)%
Asset-based revenues:
Interest revenue	476	456	497	4%	(8)%
Brokerage interest expense	(7)	(6)	(5)	17%	20%

Net interest revenue	469	450	492	4%	(9)%

Insured deposit account fees	804	828	763	(3)%	9%
Investment product fees	250	196	166	28%	18%

Total asset-based revenues	1,523	1,474	1,421	3%	4%
Other revenues	70	80	114	(13)%	(30)%

Net revenues	2,764	2,641	2,763	5%	(4)%

Operating expenses:
Employee compensation and benefits	692	690	675	0%	2%
Clearing and execution costs	109	89	100	22%	(11)%
Communications	113	111	107	2%	4%
Occupancy and equipment costs	160	150	142	7%	6%
Depreciation and amortization	86	72	67	19%	7%
Amortization of acquired intangible assets	91	92	97	(1)%	(5)%
Professional services	145	168	170	(14)%	(1)%
Advertising	239	248	253	(4)%	(2)%
Other	73	87	104	(16)%	(16)%

Total operating expenses	1,708	1,707	1,715	0%	(0)%

Operating income	1,056	934	1,048	13%	(11)%

Other expense (income):
Interest on borrowings	25	28	32	(11)%	(13)%
Loss on debt refinancing	—	—	1	N/A	(100)%
Gain on investments, net	(57)	—	(2)	N/A	(100)%

Total other expense (income)	(32)	28	31	N/A	(10)%

Pre-tax income	1,088	906	1,017	20%	(11)%
Provision for income taxes	413	320	379	29%	(16)%

Net income	$675	$586	$638	15%	(8)%

Other information:
Effective income tax rate	38.0%	35.3%	37.3%
Average debt outstanding	$1,151	$1,257	$1,268	(8)%	(1)%
Average interest rate incurred on borrowings	2.07%	2.13%	2.28%

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Net Revenues

Commissions and transaction fees increased 8% to $1.17 billion, primarily due to growth in funded accounts and higher average commissions and transaction fees per trade, partially offset by the effect of 1.5 fewer trading days during fiscal 2013 compared to fiscal 2012. Total trades increased 3%, as average client trades per day increased 4% to 373,630 for fiscal 2013 compared to 359,631 for fiscal 2012. Funded accounts increased 4% during fiscal 2013, while average client trades per funded account was unchanged at 15.8 for fiscal 2013 and fiscal 2012. Two trading days were lost during fiscal 2013 due to unscheduled market closures resulting from Hurricane Sandy. Average commissions and transaction fees per trade increased to $12.61 for fiscal 2013 from $12.09 for fiscal 2012, primarily due to higher payment for order flow revenue per trade and, to a lesser extent, a higher percentage of option trades, which earn higher average commissions and transaction fees per trade. We expect average commissions and transaction fees to range between $12.40 and $12.65 per trade during fiscal 2014, depending on the mix of client trading activity, level of payment for order flow revenue and other factors. We expect revenues from commissions and transaction fees to range from $1.14 billion to $1.35 billion for fiscal 2014, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.

Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 3% to $1.52 billion for fiscal 2013, primarily due to a 33% increase in average market fee-based investment balances and a 13% increase in average spread-based assets, partially offset by a decrease of 19 basis points in the net interest margin earned on spread-based assets. Our net interest margin was 1.50% for fiscal 2013, compared to 1.69% for fiscal 2012. We expect net interest margin to range between 1.40% and 1.50% for fiscal 2014, depending largely on the interest rate environment. We expect asset-based revenues to increase to between $1.61 billion and $1.77 billion for fiscal 2014, primarily due to expected growth in spread-based and fee-based asset balances. The low end of this estimated range assumes no change in the federal funds rate or LIBOR yield curve for fiscal 2014. The high end of the estimated range also assumes no change in the federal funds rate, but assumes a gradual increase in interest rates across the LIBOR yield curve for fiscal 2014. Overall, we expect the effect of increased average spread-based and fee-based asset balances for fiscal 2014 to exceed the effect of any decrease in our net interest margin due to the expected continued low short- to medium-term interest rate environment. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue increased 4% to $469 million, due primarily to a $17 million increase in net interest revenue from our securities borrowing/lending program and a 5% increase in average client margin balances, partially offset by a decrease of 16 basis points in the average yield earned on client margin balances. We expect net interest revenue to increase to between $485 million and $525 million for fiscal 2014, primarily due to expected growth in average interest-earning asset balances, partially offset by a slight decrease in the expected average yield earned on those balances.

Insured deposit account fees decreased 3% to $804 million, primarily due to a decrease of 20 basis points in the average yield earned on the IDA assets, partially offset by a 14% increase in average client IDA balances during fiscal 2013 compared to fiscal 2012. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year and, to a lesser extent, due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds. We expect our migration strategy to position the Company to earn higher net revenues, as we generally earn a higher yield on IDA balances than on money market mutual fund or client credit balances. We expect insured deposit account fees to increase to between $835 million and $930 million for fiscal 2014, primarily due to expected growth in average insured deposit account balances, which may be partially offset by a slight decrease in the average yield earned on those balances.

During fiscal 2013, interest rates on 5- to 7-year LIBOR-based swaps increased by approximately 80 to 100 basis points. If such rates were to remain stable at these higher levels, this would prospectively result in most investments in the IDA portfolio no longer being reinvested at lower interest rates upon maturity. However, we expect that, absent further increases in interest rates, the average yield earned on IDA assets will continue to decrease somewhat, as any growth in IDA balances is invested at a shorter average duration and a lower average yield than the existing IDA portfolio. The expected decrease in the average yield earned on IDA assets will be mitigated somewhat by the terms of the new IDA agreement, which became effective as of January 1, 2013. Compared to the old IDA agreement, the new IDA agreement will improve the average yield earned on the IDA assets during a low interest rate environment, due primarily to lower servicing fees on floating-rate and short-term fixed rate assets in the IDA portfolio. During the last nine months of fiscal 2013, the new IDA agreement favorably impacted the net yield earned on the IDA assets by approximately 4 basis points. However, in the event of a rising interest rate environment under the new IDA agreement, once certain interest rate thresholds are met, the rate earned by the Company on new fixed-rate notional investments in the IDA portfolio will gradually be reduced by up to 10 basis points. Based on economists’ current interest rate projections, we expect that these interest rate thresholds will not be attained until fiscal 2016, and that reductions in the rate earned by the Company will phase in gradually over a number of years thereafter as investments in the IDA portfolio mature and are reinvested. For more information about the new IDA agreement, please see Note 19 — Related Party Transactions under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.

Investment product fees increased 28% to $250 million, primarily due to a 33% increase in average market fee-based investment balances for fiscal 2013 compared to fiscal 2012. We expect investment product fees to increase to between $285 million and $310 million for fiscal 2014, primarily due to expected growth in average fee-based investment balances.

Other revenues decreased 13% to $70 million, due primarily to lower client education revenue, partially offset by increased fees from processing corporate securities reorganizations for fiscal 2013 compared to fiscal 2012. We expect other revenues to decrease to between $50 million and $60 million for fiscal 2014, primarily due to lower expected client education revenue. Over the past few years, we have reduced our focus on client education as a fee revenue source in favor of focusing on development of our clients’ trading and investing skills.

Operating Expenses

Total operating expenses was unchanged overall at approximately $1.71 billion for both fiscal 2013 and fiscal 2012. Analysis of the individual components of operating expenses is provided below. We expect total operating expenses to range from $1.71 billion to $1.88 billion for fiscal 2014.

Employee compensation and benefits expense increased slightly to $692 million, primarily due to annual merit increases and higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets. These items were mostly offset by the effect of higher costs during the prior year for severance related to staff reductions and for stock-based compensation expense due to the effect of retirement eligibility provisions in certain stock award agreements.

Clearing and execution costs increased 22% to $109 million, primarily due to higher futures and option trade execution costs resulting from increased client futures and option trading activity, increased client statement processing costs, and the effect of a favorable adjustment during the prior year related to the thinkorswim clearing conversion.

Occupancy and equipment costs increased 7% to $160 million, primarily due to upgrades to our technology infrastructure and facilities and costs associated with exiting our previous headquarters building and placing our new Omaha corporate campus in service during fiscal 2013.

Depreciation and amortization increased 19% to $86 million, primarily due to depreciation on our new Omaha corporate campus, which was placed in service in April 2013, and on recent technology infrastructure upgrades and leasehold improvements.

Professional services decreased 14% to $145 million, primarily due to lower usage of consulting and contract services.

Advertising expense decreased 4% to $239 million, primarily due to lower investor education promotion costs during fiscal 2013. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates. We expect advertising expense to range from $230 million to $275 million for fiscal 2014.

Other operating expenses decreased 16% to $73 million, primarily due to lower bad debt expense and lower losses on disposal of property and equipment during fiscal 2013 compared to fiscal 2012. Fiscal 2012 included $10 million of losses on disposal of property and equipment, primarily related to our discontinued use of certain software and hardware.

Other Expense (Income) and Income Taxes

Other expense (income) represented $32 million of income during fiscal 2013 and $28 million of expense during fiscal 2012. The change was primarily due to $49 million of net gains recognized on our investment in Knight Capital Group, Inc. during fiscal 2013. For more information regarding the Knight investment, see Note 7 — Investments Available-For-Sale under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements. We expect to incur other expense ranging from $20 million to $30 million for fiscal 2014, consisting primarily of interest on borrowings.

Our effective income tax rate was 38.0% for fiscal 2013, compared to 35.3% for fiscal 2012. The effective tax rate for fiscal 2012 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters and a $3 million benefit resulting from the reversal of a valuation allowance related to a capital loss carryover. These items favorably impacted the Company’s earnings for fiscal 2012 by approximately four cents per share. We expect our effective income tax rate to range from 38% to 39% for fiscal 2014, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

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

Asset-based revenues increased 4% to $1.47 billion, primarily due to the effects of a 19% increase in average spread-based assets and a 16% increase in market fee-based assets, partially offset by a decrease of 30 basis points in the net interest margin earned on spread-based assets. Our net interest margin decreased to 1.69% for fiscal 2012, compared to 1.99% for fiscal 2011. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue decreased 9% to $450 million, due primarily to a 6% decrease in average client margin balances and a decrease of 26 basis points in the average yield earned on client margin balances for fiscal 2012 compared to fiscal 2011.

Insured deposit account fees increased 9% to $828 million, due primarily to a 22% increase in average client IDA balances, partially offset by a decrease of 18 basis points in the average yield earned on the IDA assets during fiscal 2012 compared to fiscal 2011. The increased IDA balances were partly due to our success in attracting net new client assets and partly due to our strategy of migrating client cash held in credit balances or swept to money market mutual funds to the IDA offering. During fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds into the IDA offering.

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

Operating Expenses

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

We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2013 were financed primarily from our subsidiaries’ earnings, cash on hand and our parent company’s revolving credit facility. We repaid $250 million of 2.950% Senior Notes due December 1, 2012 with cash on hand. We financed our payment of a $0.50 per share special cash dividend on December 31, 2012 by borrowing $275 million on our parent company’s revolving credit facility, which we repaid in full during fiscal 2013. We funded a portion of the repayment in part using $69 million of cash consideration we received in connection with Knight Capital Group, Inc.’s July 1, 2013 merger with GETCO Holding Company, LLC. For more information regarding the Knight-GETCO merger, see Note 7 — Investments Available-For-Sale under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements. We plan to finance our capital and liquidity needs in fiscal 2014 primarily from our subsidiaries’ earnings, cash on hand, and borrowings on our parent company and/or broker-dealer revolving credit facilities.

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

Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of September 30, 2013, our clearing and introducing broker-dealer subsidiaries had $1,302 million and $305 million of net capital, respectively, which exceeded the early warning net capital thresholds by $746 million and $294 million, respectively.

Our clearing broker-dealer subsidiary, TD Ameritrade Clearing, Inc. (“TDAC”), engages in activities such as settling client securities transactions with clearinghouses, extending credit to clients through margin lending, securities lending and borrowing transactions and processing client cash sweep transactions to and from insured deposit accounts and money market mutual funds. These types of broker-dealer activities require active daily liquidity management.

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

TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. TDAC had $175 million and $176 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of September 30, 2013 and 2012, respectively.

TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $13.0 billion and $10.5 billion as of September 30, 2013 and 2012, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $5.7 billion and $3.9 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of September 30, 2013 and 2012, respectively.

For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under “Loan Facilities” later in this section. There were no borrowings outstanding on this facility as of September 30, 2013 and 2012.

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

We define “liquid assets — regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum requirement. For more information about the regulatory capital requirements of our broker-dealer and trust subsidiaries, please see Note 11 — Capital Requirements of the Notes to Consolidated Financial Statements under Item 8 — Financial Statements and Supplementary Data. We consider “liquid assets — regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

		Liquid Assets — Management Target			Liquid Assets — Regulatory Threshold
		September 30,		Change	September 30,		Change
		2013	2012		2013	2012
Cash and cash equivalents		$1,062	$915	$147	$1,062	$915	$147
Less:	Broker-dealer cash and cash equivalents	(540)	(406)	(134)	(540)	(406)	(134)
	Trust company cash and cash equivalents	(74)	(95)	21	(74)	(95)	21
	Investment advisory cash and cash equivalents	(19)	(11)	(8)	(19)	(11)	(8)

Corporate cash and cash equivalents		429	403	26	429	403	26
Plus:	Corporate short-term investments	—	150	(150)	—	150	(150)
	Excess trust company Tier 1 capital	—	—	—	8	10	(2)
	Excess broker-dealer regulatory net capital	445	501	(56)	1,040	1,048	(8)

Liquid assets		$874	$1,054	$(180)	$1,477	$1,611	$(134)

The decrease in liquid assets is summarized as follows (dollars in millions):

		Liquid Assets
		Management Target	Regulatory Threshold
Liquid assets as of September 30, 2012		$1,054	$1,611

Plus:	EBITDA(1)	1,290	1,290
	Proceeds from notes payable	275	275
	Proceeds from exercise of stock options	19	19
	Proceeds from sale of investments	88	88
	Other investing activities	2	2

Less:	Income taxes paid	(379)	(379)
	Interest paid	(32)	(32)
	Purchase of property and equipment	(144)	(144)
	Principal payments on long-term debt	(250)	(250)
	Principal payments on notes payable	(275)	(275)
	Payment of cash dividends	(471)	(471)
	Purchase of treasury stock	(5)	(5)
	Principal payments on capital lease obligations	(5)	(5)
	Additional net capital requirement due to increase in aggregate debits	(100)	(50)
	Other changes in working capital and regulatory net capital	(193)	(197)

Liquid assets as of September 30, 2013		$874	$1,477

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Loan Facilities

Senior Notes — On November 25, 2009 we sold, through a public offering, $1.25 billion aggregate principal amount of unsecured senior notes, consisting of $250 million aggregate principal amount of 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”), $500 million aggregate principal amount of 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) and $500 million aggregate principal amount of 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2012 Notes and the 2014 Notes, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. On December 1, 2012, we paid in full the outstanding principal balance under the 2012 Notes.

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

Interest Rate Swaps — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, we entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, we entered into a fixed-for-variable interest rate swap on the 2019 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. On December 1, 2012, the interest rate swap on the 2012 Notes expired. As of September 30, 2013, the weighted average effective interest rate on the Senior Notes was 2.07%.

TD Ameritrade Holding Corporation Credit Agreement — On June 28, 2011, TD Ameritrade Holding Corporation (the “Parent”) entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Parent Revolving Facility”). The maturity date of the Parent Revolving Facility is June 28, 2014. On December 28, 2012, we borrowed $275 million under the Parent Revolving Facility. We used the proceeds to fund a $0.50 per share special cash dividend, paid on our common stock on December 31, 2012. During fiscal 2013, we paid in full the outstanding principal balance under the Parent Revolving Facility. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2013 and 2012.

The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 1.25% to 2.25% for Parent LIBOR loans and from 0.25% to 1.25% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.15% to 0.375% on any unused amount of the Parent Revolving Facility, determined by reference to the Company’s public debt ratings. As of September 30, 2013, the interest rate margin would have been 1.25% for Parent LIBOR loans and 0.25% for Base Rate loans, and the commitment fee was 0.15%, each determined by reference to the Company’s public debt ratings.

The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2013.

TD Ameritrade Clearing, Inc. Credit Agreement — On June 28, 2011, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 28, 2014.

The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 1.00% to 2.00% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.125% to 0.30% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of September 30, 2013, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2013 and 2012.

The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2013.

Stock Repurchase Programs

On August 5, 2010, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first quarter of fiscal 2012, we completed the August 5, 2010 stock repurchase authorization. From the inception of the August 5, 2010 stock repurchase authorization through December 31, 2011, we repurchased a total of 30 million shares at a weighted average purchase price of $16.73 per share.

On October 20, 2011, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. From the inception of the October 20, 2011 stock repurchase authorization through September 30, 2012, we repurchased approximately 5.1 million shares at a weighted average purchase price of $17.46 per share. We did not make any repurchases under this authorization during fiscal 2013. As of September 30, 2013, we had approximately 24.9 million shares remaining on the October 20, 2011 stock repurchase authorization.

Cash Dividends

We declared $0.09 per share, $0.06 per share and $0.05 per share quarterly cash dividends on our common stock during each quarter of fiscal years 2013, 2012 and 2011, respectively. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2013. We paid $471 million, $132 million and $114 million to fund the dividends for fiscal years 2013, 2012 and 2011, respectively.

On October 29, 2013, we declared a $0.12 per share quarterly cash dividend for the first quarter of fiscal 2014 and a $0.50 per share special cash dividend on our common stock. We paid approximately $66 million on November 19, 2013 to fund the quarterly cash dividend and we expect to pay approximately $275 million on December 17, 2013 to fund the special cash dividend.

Off-Balance Sheet Arrangements

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 15 — Commitments and Contingencies and “Insured Deposit Account Agreement” under Note 19 — Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (29% of our net revenues for the fiscal year ended September 30, 2013) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013 (dollars in millions):

	Total	Payments Due by Period (Fiscal Years):
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations		2014	2015-16	2017-18	After 2018
Long-term debt obligations(1)	$1,094	$21	$529	$27	$517
Operating lease obligations	341	52	93	87	109
Purchase obligations(2)	146	82	42	10	12
Income taxes payable(3)	200	200	—	—	—

Total	$1,781	$355	$664	$124	$638

(1)	Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps and the revolving credit facilities. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)	Purchase obligations primarily relate to agreements for goods and services such as computer hardware and software, telecommunications, market information, advertising and marketing, professional services, property and construction, and employee compensation and benefits.

(3)	A significant portion of our income taxes payable as of September 30, 2013 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.

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

The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2013 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $115 million to $168 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $35 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TD Ameritrade Holding Corporation

We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Ameritrade Holding Corporation at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

November 22, 2013

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and 2012

	2013	2012
	(In millions)
ASSETS
Cash and cash equivalents	$1,062	$915
Short-term investments available-for-sale, at fair value	4	154
Cash and investments segregated and on deposit for regulatory purposes	5,894	4,030
Receivable from brokers, dealers and clearing organizations	1,348	1,110
Receivable from clients, net	8,984	8,647
Receivable from affiliates	117	85
Other receivables, net	137	118
Securities owned, at fair value	323	343
Investments available-for-sale, at fair value	13	70
Property and equipment at cost, net	497	444
Goodwill	2,467	2,467
Acquired intangible assets, net	841	932
Deferred income taxes	1	2
Other assets	148	196

Total assets	$21,836	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,973	$1,992
Payable to clients	13,183	10,728
Accounts payable and accrued liabilities	582	632
Payable to affiliates	4	4
Deferred revenue	14	28
Long-term debt	1,052	1,345
Capitalized lease obligations	—	5
Deferred income taxes	352	354

Total liabilities	17,160	15,088

Stockholders’ equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 631 million shares issued; 2013 — 550 million shares outstanding; 2012 — 545 million shares outstanding	6	6
Additional paid-in capital	1,592	1,587
Retained earnings	4,304	4,100
Treasury stock, common, at cost: 2013 — 81 million shares; 2012 — 86 million shares	(1,226)	(1,286)
Net unrealized gain on investments available-for-sale	—	18

Total stockholders’ equity	4,676	4,425

Total liabilities and stockholders’ equity	$21,836	$19,513

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2013, 2012 and 2011

	2013	2012	2011
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,171	$1,087	$1,228
Asset-based revenues:
Interest revenue	476	456	497
Brokerage interest expense	(7)	(6)	(5)

Net interest revenue	469	450	492

Insured deposit account fees	804	828	763
Investment product fees	250	196	166

Total asset-based revenues	1,523	1,474	1,421
Other revenues	70	80	114

Net revenues	2,764	2,641	2,763

Operating expenses:
Employee compensation and benefits	692	690	675
Clearing and execution costs	109	89	100
Communications	113	111	107
Occupancy and equipment costs	160	150	142
Depreciation and amortization	86	72	67
Amortization of acquired intangible assets	91	92	97
Professional services	145	168	170
Advertising	239	248	253
Other	73	87	104

Total operating expenses	1,708	1,707	1,715

Operating income	1,056	934	1,048

Other expense (income):
Interest on borrowings	25	28	32
Loss on debt refinancing	—	—	1
Gain on investments, net [2013 includes ($49) accumulated other comprehensive income reclassifications for net unrealized gains on available-for-sale investments]	(57)	—	(2)

Total other expense (income)	(32)	28	31

Pre-tax income	1,088	906	1,017

Provision for income taxes [2013 includes $18 from reclassification items]	413	320	379

Net income	$675	$586	$638

Earnings per share — basic	$1.23	$1.07	$1.12
Earnings per share — diluted	$1.22	$1.06	$1.11

Weighted average shares outstanding — basic	549	548	570
Weighted average shares outstanding — diluted	554	554	576

Dividends declared per share	$0.86	$0.24	$0.20

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended September 30, 2013, 2012 and 2011

	2013	2012	2011
		(In millions)
Net income	$675	$586	$638
Other comprehensive income (loss):
Change in net unrealized gain on investments available-for-sale:
Net unrealized gain	21	28	—
Reclassification adjustment for net realized gain included in net income	(52)	—	—
Reclassification of impairment charge	3	—	—

Total other comprehensive income (loss), before tax	(28)	28	—

Income tax effects:
Net unrealized gain	(8)	(10)	—
Reclassification adjustment for net realized gain included in net income	19	—	—
Reclassification of impairment charge	(1)	—	—

Total income tax effects	10	(10)	—

Total other comprehensive income (loss), net of tax	(18)	18	—

Comprehensive income	$657	$604	$638

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2013, 2012 and 2011

	Total Common Shares Outstanding	Total Stockholders’ Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Net Unrealized Gain on Investments Available-For-Sale
	(In millions)
Balance, September 30, 2010	576	$3,772	$6	$1,391	$3,122	$(747)	$—
Net income	—	638	—	—	638	—	—
Payment of cash dividends	—	(114)	—	—	(114)	—	—
Repurchases of common stock	(21)	(349)	—	—	—	(349)	—
Settlement of structured stock repurchase	(3)	—	—	50	—	(50)	—
Return of prepayment on structured stock repurchase	—	119	—	119	—	—	—
Common stock issued for stock-based compensation, including tax effects	2	13	—	(13)	—	26	—
Stock-based compensation expense	—	35	—	35	—	—	—
Other	—	2	—	2	—	—	—

Balance, September 30, 2011	554	4,116	6	1,584	3,646	(1,120)	—
Net income	—	586	—	—	586	—	—
Other comprehensive income, net of tax	—	18	—	—	—	—	18
Payment of cash dividends	—	(132)	—	—	(132)	—	—
Repurchases of common stock	(12)	(208)	—	—	—	(208)	—
Common stock issued for stock-based compensation, including tax effects	3	4	—	(38)	—	42	—
Stock-based compensation expense	—	41	—	41	—	—	—

Balance, September 30, 2012	545	4,425	6	1,587	4,100	(1,286)	18
Net income	—	675	—	—	675	—	—
Other comprehensive loss, net of tax	—	(18)	—	—	—	—	(18)
Payment of cash dividends	—	(471)	—	—	(471)	—	—
Repurchases of common stock	—	(5)	—	—	—	(5)	—
Common stock issued for stock-based compensation, including tax effects	5	41	—	(24)	—	65	—
Stock-based compensation expense	—	29	—	29	—	—	—

Balance, September 30, 2013	550	$4,676	$6	$1,592	$4,304	$(1,226)	$—

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2013, 2012 and 2011

	2013	2012	2011
	(In millions)
Cash flows from operating activities:
Net income	$675	$586	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	72	67
Amortization of acquired intangible assets	91	92	97
Deferred income taxes	10	5	2
Gain on investments, net	(57)	—	(2)
Loss on disposal of property	5	10	17
Loss on debt refinancing	—	—	1
Stock-based compensation	29	41	35
Excess tax benefits on stock-based compensation	(24)	(9)	(10)
Other, net	(3)	(2)	—
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(1,864)	(1,511)	(1,525)
Receivable from brokers, dealers and clearing organizations	(238)	(275)	373
Receivable from clients, net	(337)	(588)	(668)
Receivable from/payable to affiliates, net	(32)	7	1
Other receivables, net	(19)	(3)	(44)
Securities owned, at fair value	20	104	(229)
Other assets	4	—	(6)
Payable to brokers, dealers and clearing organizations	(19)	282	(225)
Payable to clients	2,455	1,749	2,169
Accounts payable and accrued liabilities	(29)	46	120
Deferred revenue	(14)	(14)	(21)

Net cash provided by operating activities	739	592	790

Cash flows from investing activities:
Purchase of property and equipment	(144)	(186)	(153)
Cash received in sale of business	—	—	5
Cash transferred in disposal of subsidiary	—	—	(3)
Purchase of short-term investments	(4)	(155)	(4)
Proceeds from sale and maturity of short-term investments	154	4	4
Proceeds from sale of investments	88	2	3
Purchase of investments	—	(44)	(5)
Other, net	2	2	1

Net cash provided by (used in) investing activities	96	(377)	(152)

Cash flows from financing activities:
Payment of debt issuance costs	—	—	(2)
Principal payments on long-term debt	(250)	—	(4)
Proceeds from notes payable	275	—	—
Principal payments on notes payable	(275)	—	—
Principal payments on capital lease obligations	(5)	(6)	(10)
Proceeds from exercise of stock options	19	5	3
Purchase of treasury stock	(5)	(208)	(349)
Return of prepayment on structured stock repurchase	—	—	119
Payment of cash dividends	(471)	(132)	(114)
Excess tax benefits on stock-based compensation	24	9	10

Net cash used in financing activities	(688)	(332)	(347)

Net increase (decrease) in cash and cash equivalents	147	(117)	291
Cash and cash equivalents at beginning of year	915	1,032	741

Cash and cash equivalents at end of year	$1,062	$915	$1,032

Supplemental cash flow information:
Interest paid	$32	$34	$43
Income taxes paid	$379	$313	$321

See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2013, 2012 and 2011

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

Investments available for sale — The Company’s investments in marketable securities are carried at fair value and are designated as available-for-sale, except for securities owned by the Company’s broker-dealer subsidiaries, which are accounted for as trading investments and are classified as securities owned on the Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale investments, net of deferred income taxes, are reflected on the Consolidated Balance Sheets as a component of stockholders’ equity. Realized gains and losses on available-for-sale investments are determined on the specific identification method and are reflected on the Consolidated Statements of Income. Declines in fair value of investments that are considered other than temporary are accounted for as realized losses.

Securities Owned — Securities owned are recorded on a trade-date basis and carried at fair value, and the related changes in fair value are generally included in other revenues on the Consolidated Statements of Income. Securities held by our broker-dealer subsidiaries for trading or investment purposes are included in securities owned on the Consolidated Balance Sheets.

Property and Equipment — Property and equipment is recorded at cost, net of accumulated depreciation and amortization, except for land, which is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful service lives of the assets, which range from 10 to 40 years for building and building components and three to seven years for all other depreciable property and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

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

Amortization of Acquired Intangible Assets — Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from three to 23 years. The acquired intangible asset associated with a trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.

Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. Long-lived assets classified as “held for sale,” if any, are reported at the lesser of carrying amount or fair value less cost to sell.

The Company tests its indefinite-lived acquired intangible asset for impairment on at least an annual basis. To determine if the indefinite-lived intangible asset is impaired, the Company first assesses certain qualitative

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors. Based on this assessment, if it is determined that more likely than not the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company performs a quantitative impairment test. No impairment charges have resulted from the annual impairment tests.

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

Comprehensive Income (Loss) — Comprehensive income (loss) primarily consists of net income and unrealized gains (losses) on securities available-for-sale, net of reclassification adjustments and related income taxes.

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

Insured Deposit Account Fees — Insured deposit account fees are recognized in the period earned and consist of revenues resulting from the Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the Depository Institutions pay the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the Depository Institutions and the cost of FDIC insurance premiums. The IDA agreement is described further in Note 19.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Product Fees — Investment product fee revenue is recognized in the period earned and consists of revenues earned on client assets invested in money market mutual funds, other mutual funds and certain Company-sponsored investment programs.

Education Revenue Recognition — The Company recognizes education revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the price to the buyer is fixed or determinable; and (d) collectability is reasonably assured. Education revenue is included in other revenues on the Consolidated Statements of Income.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements

ASU 2011-05 — On October 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and allows two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements, consisting of a statement of net income followed by a separate statement of other comprehensive income. The Company selected the second option for adoption of ASU 2011-05. Adoption of ASU 2011-05 resulted only in changes to the manner in which the components of other comprehensive income are presented in the Company’s financial statements.

ASU 2011-08 — On October 1, 2012, the Company adopted ASU 2011-08, Testing Goodwill for Impairment. The amendments under ASU 2011-08 allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. Adoption of ASU 2011-08 did not have an impact on the Company’s financial statements.

ASU 2012-02 — On October 1, 2012 the Company adopted ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in ASU 2012-02 allow entities to first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Entities have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Adoption of ASU 2012-02 did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

ASU 2011-11 — In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, and further clarified the scope of these disclosures by issuing ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, in January 2013. The amendments in these ASUs will enhance disclosures by requiring improved information about financial and derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either (1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the FASB Accounting Standards Codification or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 and ASU 2013-01 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods, and require retrospective disclosures for comparative periods presented. Therefore, these ASUs will be effective for the Company’s fiscal year beginning October 1, 2013. Adoption of ASU 2011-11 and ASU 2013-01 is not expected to have a material impact on the Company’s financial statements.

2.	Goodwill and Acquired Intangible Assets

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired company. There were no material changes in the carrying amount of goodwill during the fiscal years ended September 30, 2013 and 2012.

Acquired intangible assets consist of the following (dollars in millions):

	September 30,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,228	$(569)	$659	$1,228	$(493)	$735
Technology and content	99	(63)	36	99	(48)	51
Trademark license	146	—	146	146	—	146

	$1,473	$(632)	$841	$1,473	$(541)	$932

Amortization expense on acquired intangible assets was $91 million, $92 million and $97 million for fiscal years 2013, 2012 and 2011, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2013 is as follows (dollars in millions):

Fiscal Year	Estimated Amortization Expense
2014	$90
2015	90
2016	85
2017	76
2018	72
Thereafter (to 2025)	282

Total	$695

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	September 30,
	2013	2012
Corporate	$429	$403
Broker-dealer subsidiaries	540	406
Trust company subsidiary	74	95
Investment advisory subsidiaries	19	11

Total	$1,062	$915

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash and Investments Segregated and on Deposit for Regulatory Purposes

Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	September 30,
	2013	2012
Reverse repurchase agreements (collateralized by U.S. government debt securities)	$2,618	$2,181
U.S. government debt securities	1,995	1,564
Cash in demand deposit accounts	1,154	179
Cash on deposit with futures commission merchant	77	96
U.S. government debt securities on deposit with futures commission merchant	50	10

Total	$5,894	$4,030

5.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in millions):

	September 30,
	2013	2012
Receivable:
Deposits paid for securities borrowed	$1,220	$924
Broker-dealers	9	2
Deposits with clearing organizations	115	177
Securities failed to deliver	4	7

Total	$1,348	$1,110

Payable:
Deposits received for securities loaned	$1,948	$1,940
Broker-dealers	2	3
Clearing organizations	15	—
Securities failed to receive	8	49

Total	$1,973	$1,992

6.	Allowance for Doubtful Accounts on Receivables

The following table summarizes activity in the Company’s allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in millions):

	2013	2012	2011
Beginning balance	$21	$18	$11
Provision for (recovery of) doubtful accounts, net	(1)	9	9
Write-off of doubtful accounts	(5)	(6)	(2)

Ending balance	$15	$21	$18

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investments Available-For-Sale

As of September 30, 2012, the Company owned 39,000 shares of Knight Capital Group, Inc. (“Knight”) 2% convertible preferred stock. Each preferred share was convertible to 666.667 shares of Knight Class A common stock. On February 28, 2013, all of the Company’s preferred shares were converted into approximately 26 million shares of Knight Class A common stock.

On July 1, 2013, Knight completed its merger with GETCO Holding Company, LLC (“GETCO”), whereby Knight and GETCO were combined into KCG Holdings, Inc. (“KCG”), a new publicly traded holding corporation. The Company received merger consideration with an aggregate fair value of $95 million in exchange for its Knight Class A common stock, consisting of approximately $69 million in cash and approximately 2.5 million shares of KCG common stock with a fair value of approximately $26 million based on the final quoted market price of the Knight Class A common stock immediately prior to the merger. The Company realized a pre-tax gain of approximately $54 million for this transaction, which is included in gain on investments, net on the Consolidated Statements of Income. As of September 30, 2013, the Company owned approximately 1.5 million shares of KCG common stock.

8.	Property and Equipment

Property and equipment consists of the following (dollars in millions):

	September 30,
	2013	2012
Computer equipment	$205	$190
Building and building components	198	—
Building construction in process	—	164
Leasehold improvements	148	147
Software	144	117
Land	17	13
Other property and equipment	67	48

	779	679
Less: Accumulated depreciation and amortization	(282)	(235)

Property and equipment, net	$497	$444

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-term Debt and Credit Facilities

Long-term debt consists of the following (dollars in millions):

September 30, 2013	Face Value	Unamortized Discount	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
4.150% Senior Notes due 2014	$500	$—	$15	$515
5.600% Senior Notes due 2019	500	—	37	537

Total long-term debt	$1,000	$—	$52	$1,052

September 30, 2012	Face Value	Unamortized Discount	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
2.950% Senior Notes due 2012	$250	$—	$1	$251
4.150% Senior Notes due 2014	500	—	27	527
5.600% Senior Notes due 2019	500	(1)	68	567

Total long-term debt	$1,250	$(1)	$96	$1,345

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Fiscal year maturities on long-term debt outstanding at September 30, 2013 are as follows (dollars in millions):

2014	$—
2015	500
2016	—
2017	—
2018	—
Thereafter	500

Total	$1,000

Senior Notes — On November 25, 2009 the Company sold, through a public offering, $1.25 billion aggregate principal amount of unsecured senior notes, consisting of $250 million aggregate principal amount of 2.950% Senior Notes due December 1, 2012 (the “2012 Notes”), $500 million aggregate principal amount of 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) and $500 million aggregate principal amount of 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2012 Notes and the 2014 Notes, the “Senior Notes”). The Senior Notes were issued at an aggregate discount of $1 million, which is being amortized to interest expense over the terms of the respective Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. On December 1, 2012, the Company paid in full the outstanding principal balance under the 2012 Notes.

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

Interest Rate Swaps — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into fixed-for-variable interest rate swaps on the 2012 Notes and 2014 Notes for notional amounts of $250 million and $500 million, respectively, with maturity dates matching the respective maturity dates of the 2012 Notes and 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 2019 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 0.9693% for the swap on the 2012 Notes, (b) 1.245% for the swap on the 2014 Notes and (c) 2.3745% for the swap on the 2019 Notes. On December 1, 2012, the interest rate swap on the 2012 Notes expired. As of September 30, 2013, the weighted average effective interest rate on the Senior Notes was 2.07%.

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

	2013	2012	2011
Gain (loss) on fair value of interest rate swaps	$(44)	$8	$39
Gain (loss) on fair value of hedged fixed-rate debt	44	(8)	(39)

Net gain (loss) recorded in interest on borrowings	$—	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in millions):

	September 30,
	2013	2012
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$52	$96

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of September 30, 2013 and 2012, the interest rate swap counterparties for the Senior Notes had pledged $67 million and $113 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

TD Ameritrade Holding Corporation Credit Agreement — On June 28, 2011, TD Ameritrade Holding Corporation (the “Parent”) entered into a credit agreement consisting of a senior unsecured revolving credit

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility in the aggregate principal amount of $300 million (the “Parent Revolving Facility”). The maturity date of the Parent Revolving Facility is June 28, 2014. On December 28, 2012, the Company borrowed $275 million under the Parent Revolving Facility. The Company used the proceeds to fund a $0.50 per share special cash dividend, paid on the Company’s common stock on December 31, 2012. During fiscal 2013, the Company paid in full the outstanding principal balance under the Parent Revolving Facility. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2013 and 2012.

The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 1.25% to 2.25% for Parent LIBOR loans and from 0.25% to 1.25% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.15% to 0.375% on any unused amount of the Parent Revolving Facility, determined by reference to the Company’s public debt ratings. As of September 30, 2013, the interest rate margin would have been 1.25% for Parent LIBOR loans and 0.25% for Base Rate loans, and the commitment fee was 0.15%, each determined by reference to the Company’s public debt ratings.

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

The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company’s broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2013.

TD Ameritrade Clearing, Inc. Credit Agreement — On June 28, 2011, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 28, 2014.

The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 1.00% to 2.00% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.125% to 0.30% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of September 30, 2013, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2013 and 2012.

The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2013.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in millions):

	2013	2012	2011
Current expense:
Federal	$370	$314	$357
State	33	1	20

	403	315	377

Deferred expense (benefit):
Federal	(2)	(2)	(5)
State	12	7	7

	10	5	2

Provision for income taxes	$413	$320	$379

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.6	2.1	2.3
Adjustments to estimated state income taxes	0.4	0.1	(0.1)
Interest recorded on unrecognized tax benefits, net	0.3	0.1	0.5
Reversal of accruals for unrecognized tax benefits	(0.3)	(1.7)	(0.5)
Reversal of capital loss valuation allowance	—	(0.4)	—
Other	—	0.1	0.1

	38.0%	35.3%	37.3%

The Company’s effective income tax rate for fiscal year 2013 was 38.0%, compared to 35.3% and 37.3% for fiscal years 2012 and 2011, respectively. The provision for income taxes for fiscal year 2013 included $6 million of favorable resolutions of state income tax matters, which was mostly offset by $4 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. The provision for income taxes for fiscal year 2012 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters and a $3 million benefit resulting from the reversal of a valuation allowance related to a capital loss carryover. These items favorably impacted the Company’s earnings for fiscal year 2012 by approximately four cents per share. The provision for income taxes for fiscal year 2011 was somewhat lower than normal due to $6 million of favorable resolutions of state income tax matters and $1 million of favorable deferred income tax adjustments resulting from state income tax law changes. These items favorably impacted the Company’s earnings for fiscal year 2011 by approximately one cent per share.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following (dollars in millions):

	September 30,
	2013	2012
Deferred tax assets:
Accrued liabilities	$72	$69
Intangible assets, state tax benefit	12	15
Stock-based compensation	36	30
Allowance for doubtful accounts	6	8
Unrealized tax gain on IDA agreement	—	9
Operating loss carryforwards	21	40
Other deferred tax assets	3	6

Gross deferred tax assets	150	177
Less: Valuation allowance	(18)	(37)

Net deferred tax assets	132	140

Deferred tax liabilities:
Property and intangible assets	(478)	(478)
Unrealized investment gains	—	(10)
Other deferred tax liabilities	(5)	(4)

Total deferred tax liabilities	(483)	(492)

Net deferred tax liabilities	$(351)	$(352)

Included in deferred tax assets above as of September 30, 2013 and 2012, is approximately $1 million and $2 million, respectively, of deferred tax benefits relating to intangible asset amortization deductions expected to be claimed in various state taxing jurisdictions, which may not be offset by deferred tax liabilities arising from different taxing jurisdictions on the Consolidated Balance Sheets. These amounts are presented separately as assets on the Consolidated Balance Sheets.

The unrealized tax gain on IDA agreement in the table above was attributable to the tax basis in the Company’s marketing fee associated with the IDA agreement described in Note 19. The tax basis represented tax gains recorded based on the increase in the fair market values of the underlying securities held by the Depository Institutions, which were supported by the client insured deposit account balances.

As of September 30, 2013, the Company has recorded a tax benefit for approximately $3 million of federal net operating loss carryover that was acquired as part of the thinkorswim Group Inc. acquisition in fiscal 2009. The net operating loss expires in 2019, and is subject to substantial annual limitations on the utilization of the net operating loss. The amount of tax benefit recorded in the financial statements represents the amount that is more likely than not to be realized within the carryforward period. At September 30, 2013, subsidiaries of the Company have approximately $340 million of separate state operating loss carryforwards. These carryforwards expire between fiscal 2014 and 2032. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The $19 million decrease in the valuation allowance from September 30, 2012 to September 30, 2013 was primarily due to expiration of certain state net operating loss carryforwards during fiscal 2013.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in millions):

	2013	2012	2011
Beginning balance	$139	$145	$149
Additions based on tax positions related to the current year	8	10	10
Additions for tax positions of prior years	2	8	7
Reductions for tax positions of prior years	(5)	(3)	(12)
Reductions due to settlements with taxing authorities	(1)	(5)	(1)
Reductions due to lapsed statute of limitations	(6)	(16)	(8)

Ending balance	$137	$139	$145

The balance of unrecognized tax benefits as of September 30, 2013 was $137 million ($89 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2012 was $139 million ($91 million net of the federal benefit on state matters), of which $89 million (net of the federal benefit on state matters) represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2010 through 2012 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2013 could decrease by up to $40 million ($26 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.

The Company recognized interest and penalties expense (net of the federal benefit) of $2 million and $5 million for fiscal years 2013 and 2011, respectively. The Company recognized $3 million of net benefits for interest and penalties (net of the federal income tax effect) on the Consolidated Statement of Income for fiscal year 2012, due to the favorable resolution of an uncertain tax position. As of September 30, 2013 and 2012, accrued interest and penalties related to unrecognized tax benefits was $48 million and $44 million, respectively.

11.	Capital Requirements

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17, or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Exchange Act Rule 17a-11 and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2013	$1,302	$222	$1,080	$746	11.70%
September 30, 2012	$1,302	$203	$1,099	$796	12.86%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
September 30, 2013	$305	$10	$295	$294
September 30, 2012	$261	$8	$253	$252

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $23 million and $20 million as of September 30, 2013 and 2012, respectively, which exceeded the required Tier 1 capital by $8 million and $10 million, respectively.

12.	Stock-based Compensation

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense was $29 million, $41 million and $35 million for fiscal years 2013, 2012 and 2011, respectively. The related income tax benefits were $11 million, $15 million and $13 million for fiscal years 2013, 2012 and 2011, respectively.

The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2013:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	7,190	$9.31
Exercised	(4,600)	$4.13
Expired	(47)	$26.52

Outstanding at end of year	2,543	$18.36	5.1	$20

Exercisable at end of year	2,515	$18.34	5.1	$20

The Company measures the fair value of stock options using a Black-Scholes valuation model as of the date of grant. No options were granted during fiscal years 2013, 2012 and 2011. The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $65 million, $21 million and $10 million, respectively. As of September 30, 2013, there was no unrecognized compensation cost related to nonvested stock option awards.

The Company measures the fair value of RSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. RSUs are amortized over their applicable vesting period using the straight-line method, reduced by expected forfeitures.

The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2013:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	4,139	$17.74
Granted	2,172	$16.38
Dividend equivalents	235	$16.92
Vested	(861)	$19.13
Forfeited	(334)	$17.15

Nonvested at end of year	5,351	$17.00

As of September 30, 2013, there was $27 million of estimated unrecognized compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period of 1.8 years.

Although the Company does not have a formal policy for issuing shares upon stock option exercises, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2013, the Company was not obligated to repurchase additional shares pursuant to the Stockholders Agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock issuances.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans

The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $28 million for each of fiscal years 2013 and 2012 and $31 million for fiscal year 2011.

14.	Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the fiscal years indicated (in millions, except per share amounts):

	2013	2012	2011
Net income	$675	$586	$638

Weighted average shares outstanding — basic	549	548	570
Effect of dilutive securities:
Common stock equivalent shares related to stock-based compensation	5	6	6

Weighted average shares outstanding — diluted(1)	554	554	576

Earnings per share — basic	$1.23	$1.07	$1.12
Earnings per share — diluted	$1.22	$1.06	$1.11

(1)	The Company excluded from the calculation of diluted earnings per share 0.7 million, 2.5 million and 1.5 million shares underlying stock-based compensation awards for the fiscal years ended September 30, 2013, 2012 and 2011, respectively, because their inclusion would have been antidilutive.

15.	Commitments and Contingencies

Lease Commitments — The Company has various non-cancelable operating leases on facilities and certain office equipment requiring annual payments as follows (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2014	$52	$(1)	$51
2015	48	(1)	47
2016	45	(1)	44
2017	45	(2)	43
2018	42	(1)	41
Thereafter (to 2029)	109	(1)	108

Total	$341	$(7)	$334

A majority of the leases for the Company’s branch offices contain provisions for renewal at the Company’s option. Rental expense, net of sublease income, was approximately $54 million for fiscal year 2013 and $50 million for each of fiscal years 2012 and 2011.

As of September 30, 2012, the Company had capital leases on computer equipment. During fiscal year 2013, these capital lease obligations were paid in full. The amortization of equipment under capital leases is included in depreciation and amortization on the Consolidated Statements of Income.

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

Other Legal and Regulatory Matters — The Company is subject to a number of other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. ASC 450, Loss Contingencies, governs the recognition and disclosure of loss contingencies, including potential losses from legal and regulatory matters. ASC 450 categorizes loss contingencies using three terms based on the likelihood of occurrence of events that result in a loss: “probable” means that “the future event or events are likely to occur;” “remote” means that “the chance of the future event or events occurring is slight;” “and “reasonably possible” means that “the chance of the future event or events occurring is more than remote but less than likely.” Under ASC 450, the Company accrues for losses that are considered both probable and reasonably estimable. The Company may incur losses in addition to the amounts accrued where the losses are greater than estimated by management, or for matters for which an unfavorable outcome is considered reasonably possible, but not probable.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of September 30, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the fair values of client margin securities and stock borrowings that were available to the Company to utilize as collateral on various borrowings or for other purposes, and the amount of that collateral loaned or repledged by the Company (dollars in billions):

	September 30,
	2013	2012
Client margin securities	$12.5	$12.0
Stock borrowings	1.2	0.9

Total collateral available	$13.7	$12.9

Collateral loaned	$1.9	$1.9
Collateral repledged	1.8	1.2

Total collateral loaned or repledged	$3.7	$3.1

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

	September 30,
	2013	2012
Cash	$115	$121
U.S. government debt securities	61	56

Total	$176	$177

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

See “Insured Deposit Account Agreement” in Note 19 for a description of a guarantee included in that agreement.

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

16.	Fair Value Disclosures

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012 (dollars in millions):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$969	$—	$—	$969

Short-term investments available-for-sale:
U.S. government debt securities	—	4	—	4

Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,045	—	2,045

Securities owned:
Auction rate securities	—	—	5	5
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	313	—	313
Other	1	3	—	4

Subtotal — Securities owned	1	316	6	323

Investments available-for-sale:
Equity securities	13	—	—	13

Other assets:
Interest rate swaps(1)	—	52	—	52

Total assets at fair value	$983	$2,417	$6	$3,406

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$13	$—	$—	$13

(1)	See “Interest Rate Swaps” in Note 9 for details.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$768	$—	$—	$768
U.S. government debt securities	—	50	—	50

Subtotal — Cash equivalents	768	50	—	818

Short-term investments available-for-sale:
U.S. government debt securities	—	154	—	154

Investments segregated for regulatory purposes:
U.S. government debt securities	—	1,574	—	1,574

Securities owned:
Auction rate securities	—	—	6	6
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	333	—	333
Other	1	2	—	3

Subtotal—Securities owned	1	335	7	343

Investments available-for-sale:
Convertible preferred equity securities	—	70	—	70

Other assets:
Interest rate swaps(1)	—	96	—	96

Total assets at fair value	$769	$2,279	$7	$3,055

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$3	$—	$—	$3

(1)	See “Interest Rate Swaps” in Note 9 for details.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers between any levels of the fair value hierarchy during the periods presented in the tables below. The following tables present the changes in Level 3 assets measured at fair value on a recurring basis for the fiscal years ended September 30, 2013, 2012 and 2011 (dollars in millions):

	Year Ended September 30,
	2013		2012
	Auction Rate Securities	Money Market and Other Mutual Funds	Auction Rate Securities	Money Market and Other Mutual Funds
Balance, beginning of year	$6	$1	$20	$1
Purchases	—	—	1	—
Sales	—	—	(2)	—
Settlements	(1)	—	(13)	—

Balance, end of year	$5	$1	$6	$1

	Year Ended September 30, 2011
	Auction Rate Securities		Money Market and Other Mutual Funds
Balance, beginning of year	$209		$5
Net gains included in earnings	5	(1)	—
Purchases, sales, issuances and settlements, net	(194)		(4)

Balance, end of year	$20		$1

(1)	Net gains on auction rate securities are recorded in other revenues on the Consolidated Statements of Income. For the year ended September 30, 2011, substantially all of the net gains on auction rate securities related to assets not held as of September 30, 2011.

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

Level 2 Measurements:

Convertible Preferred Equity Securities — These securities represented the Company’s investment in 39,000 shares of Knight Capital Group, Inc. 2% convertible preferred shares. Each preferred share was convertible to 666.667 shares of Knight Class A common stock. The fair value of the preferred securities was based on quoted market prices of Knight Class A common stock on an as-converted basis.

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

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps — These derivatives are valued by the Company using a valuation model provided by a third party service that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation model is widely accepted in the financial services industry and does not involve significant judgment because most of the inputs are observable in the marketplace. Counterparty credit risk is not an input to the valuation because the Company has possession of collateral, in the form of cash or U.S. Treasury securities, in amounts equal to or exceeding the fair value of the interest rate swaps. The Company validates the third party service valuations by comparing them to valuation models provided by the swap counterparties.

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

The following tables summarize quantitative information about Level 3 unobservable inputs as of September 30, 2013 and 2012:

As of September 30, 2013
Asset	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities	Discounted cash flow	Constant prepayment rate (Annual)	10% - 20%	15%
		Yield premium for illiquidity	2%	2%

As of September 30, 2012
Asset	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities	Discounted cash flow	Constant prepayment rate (Annual)	15% - 20%	17%
		Yield premium for illiquidity	2%	2%

Fair Value of Financial Instruments Not Recorded at Fair Value

Cash and cash equivalents, receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables and accounts payable and accrued liabilities are short-term in nature and accordingly are carried at amounts that approximate fair value. Cash and cash equivalents include cash and highly-liquid investments with an original maturity of three months or less (categorized as Level 1 of the fair value hierarchy). Receivable from/payable to brokers, dealers

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables and accounts payable and accrued liabilities are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).

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

Senior Notes — As of September 30, 2013, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.100 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.052 billion. As of September 30, 2012, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.373 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.345 billion.

17.	Segment and Geographic Area Information

The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company’s revenues from external clients for the fiscal years ended September 30, 2013, 2012 and 2011 were derived from its operations in the United States.

18.	Structured Stock Repurchase

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

19.	Related Party Transactions

Transactions with TD and Affiliates

As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company’s common stock as of September 30, 2013. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

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

As of September 30, 2013, the IDA portfolio was comprised of approximately 79% fixed-rate notional investments and 21% floating-rate investments.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in millions):

Description	Statement of Income Classification	Revenues from TD and Affiliates
		2013	2012	2011
Insured Deposit Account Agreement	Insured deposit account fees	$804	$828	$763
Mutual Fund Agreements	Investment product fees	1	3	8
Referral and Strategic Alliance Agreement	Various	11	8	4
Securities borrowing and lending, net	Net interest revenue	2	3	4
Other	Various	3	2	3

Total revenues		$821	$844	$782

Description	Statement of Income Classification	Expenses to TD and Affiliates
		2013	2012	2011
Canadian Call Center Services Agreement	Professional Services	$19	$18	$18
Other	Various	4	4	4

Total expenses		$23	$22	$22

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	September 30,
	2013	2012
Assets:
Receivable from brokers, dealers and clearing organizations	$1	$1
Receivable from affiliates	117	85

Liabilities:
Payable to brokers, dealers and clearing organizations	$115	$125
Payable to affiliates	4	4

Receivables from and payables to brokers, dealers and clearing organizations primarily relate to securities borrowing and lending activity and are settled in accordance with customary contractual terms. Receivables from and payables to TD affiliates resulting from client cash sweep activity are generally settled in cash the next business day. Other receivables from and payables to affiliates of TD are generally settled in cash on a monthly basis.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Condensed Consolidating Financial Information

The Senior Notes are jointly and severally and fully and unconditionally guaranteed by TDAOH. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated. Because all other comprehensive income (loss) activity occurred on the parent company for all periods presented, condensed consolidating statements of comprehensive income are not presented.

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2013

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$199	$7	$856	$—	$1,062
Short-term investments available-for-sale	—	—	4	—	4
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,894	—	5,894
Receivable from brokers, dealers and clearing organizations	—	—	1,348	—	1,348
Receivable from clients, net	—	—	8,984	—	8,984
Investments in subsidiaries	5,568	5,360	550	(11,478)	—
Receivable from affiliates	4	3	117	(7)	117
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	695	—	841
Other, net	140	9	1,011	(41)	1,119

Total assets	$5,911	$5,525	$21,926	$(11,526)	$21,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,973	$—	$1,973
Payable to clients	—	—	13,183	—	13,183
Accounts payable and accrued liabilities	180	—	410	(8)	582
Payable to affiliates	3	—	8	(7)	4
Long-term debt	1,052	—	—	—	1,052
Other	—	51	348	(33)	366

Total liabilities	1,235	51	15,922	(48)	17,160
Stockholders’ equity	4,676	5,474	6,004	(11,478)	4,676

Total liabilities and stockholders’ equity	$5,911	$5,525	$21,926	$(11,526)	$21,836

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2012

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$178	$6	$731	$—	$915
Short-term investments available-for-sale	151	—	3	—	154
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,030	—	4,030
Receivable from brokers, dealers and clearing organizations	—	—	1,110	—	1,110
Receivable from clients, net	—	—	8,647	—	8,647
Investments in subsidiaries	5,456	5,250	548	(11,254)	—
Receivable from affiliates	5	3	83	(6)	85
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	786	—	932
Other, net	230	7	961	(25)	1,173

Total assets	$6,020	$5,412	$19,366	$(11,285)	$19,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,992	$—	$1,992
Payable to clients	—	—	10,728	—	10,728
Accounts payable and accrued liabilities	249	—	391	(8)	632
Payable to affiliates	1	—	9	(6)	4
Long-term debt	1,345	—	—	—	1,345
Other	—	48	356	(17)	387

Total liabilities	1,595	48	13,476	(31)	15,088
Stockholders’ equity	4,425	5,364	5,890	(11,254)	4,425

Total liabilities and stockholders’ equity	$6,020	$5,412	$19,366	$(11,285)	$19,513

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended September 30, 2013

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$12	$—	$2,763	$(11)	$2,764
Operating expenses	10	—	1,709	(11)	1,708

Operating income	2	—	1,054	—	1,056
Other income	(23)	—	(9)	—	(32)

Income before income taxes and equity in income of subsidiaries	25	—	1,063	—	1,088
Provision for income taxes	8	—	405	—	413

Income before equity in income of subsidiaries	17	—	658	—	675
Equity in income of subsidiaries	658	634	36	(1,328)	—

Net income	$675	$634	$694	$(1,328)	$675

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended September 30, 2012

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$32	$—	$2,641	$(32)	$2,641
Operating expenses	28	—	1,711	(32)	1,707

Operating income	4	—	930	—	934
Other expense (income)	29	—	(1)	—	28

Income (loss) before income taxes and equity in income of subsidiaries	(25)	—	931	—	906
Provision for (benefit from) income taxes	(19)	(3)	342	—	320

Income (loss) before equity in income of subsidiaries	(6)	3	589	—	586
Equity in income of subsidiaries	592	577	33	(1,202)	—

Net income	$586	$580	$622	$(1,202)	$586

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended September 30, 2011

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$17	$—	$2,763	$(17)	$2,763
Operating expenses	16	—	1,716	(17)	1,715

Operating income	1	—	1,047	—	1,048
Other expense (income)	33	—	(2)	—	31

Income (loss) before income taxes and equity in income of subsidiaries	(32)	—	1,049	—	1,017
Provision for (benefit from) income taxes	(13)	(1)	393	—	379

Income (loss) before equity in income of subsidiaries	(19)	1	656	—	638
Equity in income of subsidiaries	657	673	38	(1,368)	—

Net income	$638	$674	$694	$(1,368)	$638

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 30, 2013

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(70)	$1	$808	$739
Cash flows from investing activities:
Purchase of property and equipment	—	—	(144)	(144)
Proceeds from sale and maturity of short-term investments	150	—	4	154
Purchase of short-term investments	—	—	(4)	(4)
Proceeds from sale of investments	78	—	10	88
Other, net	—	—	2	2

Net cash provided by (used in) investing activities	228	—	(132)	96

Cash flows from financing activities:
Principal payments on long-term debt	(250)	—	—	(250)
Proceeds from notes payable	275	—	—	275
Principal payments on notes payable	(275)	—	—	(275)
Payment of cash dividends	(471)	—	—	(471)
Purchase of treasury stock	(5)	—	—	(5)
Other, net	43	—	(5)	38

Net cash used in financing activities	(683)	—	(5)	(688)

Intercompany investing and financing activities, net	546	—	(546)	—

Net increase in cash and cash equivalents	21	1	125	147
Cash and cash equivalents at beginning of year	178	6	731	915

Cash and cash equivalents at end of year	$199	$7	$856	$1,062

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 30, 2012

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$46	$2	$544	$592
Cash flows from investing activities:
Purchase of property and equipment	—	—	(186)	(186)
Purchase of short-term investments	(152)	—	(3)	(155)
Purchase of investments	(43)	—	(1)	(44)
Proceeds from sale of investments	2	—	—	2
Proceeds from sale and maturity of short-term investments	—	—	4	4
Other, net	—	—	2	2

Net cash used in investing activities	(193)	—	(184)	(377)

Cash flows from financing activities:
Purchase of treasury stock	(208)	—	—	(208)
Payment of cash dividends	(132)	—	—	(132)
Other, net	4	—	4	8

Net cash provided by (used in) financing activities	(336)	—	4	(332)

Intercompany investing and financing activities, net	567	(3)	(564)	—

Net increase (decrease) in cash and cash equivalents	84	(1)	(200)	(117)
Cash and cash equivalents at beginning of year	94	7	931	1,032

Cash and cash equivalents at end of year	$178	$6	$731	$915

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended September 30, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(45)	$202	$633	$790
Cash flows from investing activities:
Purchase of property and equipment	—	—	(153)	(153)
Purchase of short-term investments	—	—	(4)	(4)
Purchase of investments	—	—	(5)	(5)
Proceeds from sale of investments	—	—	3	3
Proceeds from sale and maturity of short-term investments	—	—	4	4
Other, net	—	—	3	3

Net cash used in investing activities	—	—	(152)	(152)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(4)	(4)
Purchase of treasury stock	(349)	—	—	(349)
Return of prepayment on structured stock repurchase	119	—	—	119
Payment of cash dividends	(114)	—	—	(114)
Other, net	13	—	(12)	1

Net cash used in financing activities	(331)	—	(16)	(347)

Intercompany investing and financing activities, net	403	(220)	(183)	—

Net increase (decrease) in cash and cash equivalents	27	(18)	282	291
Cash and cash equivalents at beginning of year	67	25	649	741

Cash and cash equivalents at end of year	$94	$7	$931	$1,032

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Data (Unaudited)

(Dollars in millions, except per share amounts)

	For the Fiscal Year Ended September 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net revenues	$651	$679	$725	$709
Operating income	$241	$237	$298	$279
Net income	$147	$144	$184	$200
Basic earnings per share	$0.27	$0.26	$0.33	$0.36
Diluted earnings per share	$0.27	$0.26	$0.33	$0.36

	For the Fiscal Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$653	$673	$667	$647
Operating income	$228	$219	$254	$232
Net income	$152	$137	$154	$143
Basic earnings per share	$0.28	$0.25	$0.28	$0.26
Diluted earnings per share	$0.27	$0.25	$0.28	$0.26

Quarterly amounts may not sum to fiscal year totals due to rounding.

(1)	The Company’s results of operations for the fourth quarter of fiscal 2013 include a pre-tax gain of $54 million ($34 million after tax, or $0.06 per diluted share) in connection with Knight Capital Group, Inc.’s July 1, 2013 merger with GETCO Holding Company, LLC. For more information regarding the Knight-GETCO merger, see Note 7.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of TD Ameritrade Holding Corporation and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of and effected by the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 based on framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of September 30, 2013, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of September 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. That opinion appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TD Ameritrade Holding Corporation

We have audited TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). TD Ameritrade Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TD Ameritrade Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Ameritrade Holding Corporation as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013 of TD Ameritrade Holding Corporation and our report dated November 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

November 22, 2013

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2013 (the “Proxy Statement”).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2013, information about compensation plans under which equity securities of the Company are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	8,116,646	(1)	$18.36	(2)	11,707,830	(3)

(1)	Consists of 2,542,614 stock options, 5,350,781 restricted stock units and 223,251 deferred stock units outstanding under the Company’s stock incentive plans.

(2)	The weighted average exercise price does not take into account awards that have no exercise price, such as restricted stock units and deferred stock units.

(3)	The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the “LTIP”) and the 2006 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of September 30, 2013, there were 10,703,645 shares and 1,004,185 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

The previous table includes the following options assumed in connection with the Company’s acquisition of thinkorswim Group Inc. in fiscal 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights
Plan Category	(a)	(b)
Equity compensation plans approved by security holders	69,874	$27.05

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes.

3.	Exhibits

See Item 15(b) below.

(b)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)
3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed on September 5, 2002)
4.2	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)
4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.2)
4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.2)
10.1*	Form of Indemnification Agreement, dated as of May 30, 2006, between TD Ameritrade Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)

Exhibit No.	Description
10.2*	Chairman of the Board of Directors Term Sheet, effective as of June 1, 2011, between Joseph H. Moglia and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on November 18, 2011)
10.3*	Employment Agreement, as amended and restated, effective as of May 16, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10.4*	Amendment to Employment Agreement, executed on December 19, 2012, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)
10.5*	Employment Agreement, effective as of October 1, 2013, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2013)
10.6*	Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)
10.7*	Form of Restricted Stock Unit Agreement for Fredric J. Tomczyk (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)
10.8*	Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)
10.9*	Amendment to Employment Agreement, executed on December 20, 2012, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)
10.10*	Amendment to Employment Agreement, executed on August 30, 2013, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation
10.11*	Executive Employment Term Sheet, effective as of April 11, 2011, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2011)
10.12*	Amendment to Executive Employment Term Sheet, executed on December 19, 2012, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)
10.13*	Form of Restricted Stock Unit Agreement for Marvin W. Adams (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 20, 2012)
10.14*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 18, 2011)
10.15*	Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.16*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 4, 2011)
10.17*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2012)
10.18*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)
10.19*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)
10.20*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on February 4,2011)

Exhibit No.	Description
10.21*	Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)
10.22*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 18, 2011)
10.23	Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)
10.24	Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)
10.25	Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on November 13, 2009)
10.26	Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on November 19, 2010)
10.27	Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 7, 2012)
10.28†	Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)
10.29	Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)
10.30	Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)
10.31	Credit Agreement, dated June 28, 2011, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 5, 2011)
10.32	Credit Agreement, dated June 28, 2011, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 5, 2011)
10.33	Guaranteed Maximum Price Amendment between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., effective November 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 2, 2011)
10.34	Construction agreement between TD Ameritrade Services Company, Inc. and Kiewit Building Group, Inc., dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 13, 2011)
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

Exhibit No.	Description
14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed February 4, 2011)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.
†	Confidential treatment has been granted with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of November, 2013.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of November, 2013.

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