Form 10-Q
period 2013-12-31
TD AMERITRADE HOLDING CORP
filed 2014-02-05
CIK 1173431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2013

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

Yes  ☐    No  ☒

As of January 30, 2014, there were 551,499,254 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

TD Ameritrade Holding Corporation

We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of December 31, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated November 22, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 5, 2014

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2013	2013
	(In millions)
ASSETS
Cash and cash equivalents	$1,309	$1,062
Cash and investments segregated and on deposit for regulatory purposes	5,339	5,894
Receivable from brokers, dealers and clearing organizations	1,202	1,348
Receivable from clients, net	9,837	8,984
Receivable from affiliates	133	117
Other receivables, net	124	137
Securities owned, at fair value	362	323
Property and equipment at cost, net	497	497
Goodwill	2,467	2,467
Acquired intangible assets, net	818	841
Other assets	148	166

Total assets	$22,236	$21,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,239	$1,973
Payable to clients	13,379	13,183
Accounts payable and accrued liabilities	514	582
Payable to affiliates	4	4
Notes payable	155	—
Deferred revenue	11	14
Long-term debt	1,041	1,052
Deferred income taxes	365	352

Total liabilities	17,708	17,160

Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; December 31, 2013 - 551 million shares outstanding; September 30, 2013 - 550 million shares outstanding	6	6
Additional paid-in capital	1,593	1,592
Retained earnings	4,154	4,304
Treasury stock, common, at cost: December 31, 2013 - 80 million shares; September 30, 2013 - 81 million shares	(1,225)	(1,226)

Total stockholders’ equity	4,528	4,676

Total liabilities and stockholders’ equity	$22,236	$21,836

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
	2013	2012
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$328	$257
Asset-based revenues:
Interest revenue	128	118
Brokerage interest expense	(1)	(2)

Net interest revenue	127	116

Insured deposit account fees	208	205
Investment product fees	72	56

Total asset-based revenues	407	377

Other revenues	17	17

Net revenues	752	651

Operating expenses:
Employee compensation and benefits	183	168
Clearing and execution costs	30	24
Communications	28	28
Occupancy and equipment costs	37	39
Depreciation and amortization	24	20
Amortization of acquired intangible assets	23	23
Professional services	38	34
Advertising	63	52
Other	19	22

Total operating expenses	445	410

Operating income	307	241

Other expense (income):
Interest on borrowings	6	6
Gain on sale of investments	—	(2)

Total other expense (income)	6	4

Pre-tax income	301	237

Provision for income taxes	109	90

Net income	$192	$147

Earnings per share - basic	$0.35	$0.27
Earnings per share - diluted	$0.35	$0.27

Weighted average shares outstanding - basic	551	546
Weighted average shares outstanding - diluted	555	551

Dividends declared per share	$0.62	$0.59

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2013	2012
	(In millions)
Net income	$192	$147

Other comprehensive income:
Change in net unrealized gain on investments available-for-sale:
Net unrealized gain	—	21
Income tax effect	—	(8)

Total other comprehensive income	—	13

Comprehensive income	$192	$160

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
	(In millions)
Cash flows from operating activities:
Net income	$192	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24	20
Amortization of acquired intangible assets	23	23
Deferred income taxes	12	20
Gain on sale of investments	—	(2)
Stock-based compensation	8	7
Excess tax benefits on stock-based compensation	(5)	(7)
Other, net	—	1
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	555	(652)
Receivable from brokers, dealers and clearing organizations	146	162
Receivable from clients, net	(853)	(151)
Receivable from/payable to affiliates, net	(16)	(94)
Other receivables, net	13	8
Securities owned, at fair value	(39)	32
Other assets	(6)	(7)
Payable to brokers, dealers and clearing organizations	266	(51)
Payable to clients	196	1,731
Accounts payable and accrued liabilities	(61)	(63)
Deferred revenue	(3)	(4)

Net cash provided by operating activities	452	1,120

Cash flows from investing activities:
Purchase of property and equipment	(24)	(46)
Proceeds from sale and maturity of short-term investments	—	150
Proceeds from sale of investments	13	3

Net cash provided by (used in) investing activities	(11)	107

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
	(In millions)
Cash flows from financing activities:
Principal payments on long-term debt	$—	$(250)
Proceeds from notes payable	155	275
Payment of cash dividends	(342)	(323)
Proceeds from exercise of stock options; Three months ended December 31, 2012 - 1.5 million shares	—	6
Purchase of treasury stock; Three months ended December 31, 2013 - 0.4 million shares; 2012 - 0.2 million shares	(12)	(4)
Principal payments on capital lease obligations	—	(1)
Excess tax benefits on stock-based compensation	5	7

Net cash used in financing activities	(194)	(290)

Net increase in cash and cash equivalents	247	937
Cash and cash equivalents at beginning of period	1,062	915

Cash and cash equivalents at end of period	$1,309	$1,852

Supplemental cash flow information:
Interest paid	$7	$8
Income taxes paid	$120	$100

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month Periods Ended December 31, 2013 and 2012

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2013.

Recently Adopted Accounting Pronouncements

ASU 2011-11 — On October 1, 2013 the Company retrospectively adopted, for all comparative periods presented, Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in these ASUs enhance disclosures by requiring additional information about financial and derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either (1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) or (2) subject to an enforceable master netting arrangement or similar agreement. Adoption of ASU 2011-11 and ASU 2013-01 resulted only in the additional disclosures presented in Note 9.

2. CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	December 31,	September 30,
	2013	2013
Corporate	$298	$429
Broker-dealer subsidiaries	926	540
Trust company subsidiary	60	74
Investment advisory subsidiaries	25	19

Total	$1,309	$1,062

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

3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES

Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	December 31,	September 30,
	2013	2013
Reverse repurchase agreements (collateralized by U.S. government debt securities)	$2,018	$2,618
U.S. government debt securities	2,829	1,995
Cash in demand deposit accounts	355	1,154
Cash on deposit with futures commission merchant	87	77
U.S. government debt securities on deposit with futures commission merchant	50	50

Total	$5,339	$5,894

4. INCOME TAXES

The Company’s effective income tax rate for the three months ended December 31, 2013 was 36.2%, compared to 38.0% for the three months ended December 31, 2012. The provision for income taxes for the three months ended December 31, 2013 was lower than normal primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company’s earnings for the three months ended December 31, 2013 of approximately one cent per share.

5. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following (dollars in millions):

	Face	Fair Value	Net Carrying
December 31, 2013	Value	Adjustment (1)	Value
Notes payable:
Parent Revolving Facility	$155	$—	$155
Senior Notes:
4.150% Senior Notes due 2014	500	12	512
5.600% Senior Notes due 2019	500	29	529

Subtotal – Long-term debt	1,000	41	1,041

Total notes payable and long-term debt	$1,155	$41	$1,196

September 30, 2013	Face Value	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
4.150% Senior Notes due 2014	$500	$15	$515
5.600% Senior Notes due 2019	500	37	537

Total long-term debt	$1,000	$52	$1,052

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Interest Rate Swaps” below.

Interest Rate Swaps – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into a fixed-for-variable interest rate swap on the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for a notional amount of $500 million with a maturity date matching the maturity date of the 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2014 Notes, the “Senior Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three- month LIBOR plus (a) 1.245% for the swap on the 2014 Notes and (b) 2.3745% for the swap on the 2019 Notes. As of December 31, 2013, the weighted average effective interest rate on the Senior Notes was 2.05%.

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

	Three Months Ended December 31,
	2013	2012
Gain (loss) on fair value of interest rate swaps	$(11)	$(8)
Gain (loss) on fair value of hedged fixed-rate debt	11	8

Net gain (loss) recorded in interest on borrowings	$—	$—

The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	December 31,	September 30,
	2013	2013
Derivatives recorded under the caption Other assets:
Interest rate swap assets	$41	$52

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements. The bilateral credit support agreements related to the interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of December 31, 2013 and September 30, 2013, the interest rate swap counterparties for the Senior Notes had pledged $46 million and $67 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

TD Ameritrade Holding Corporation Credit Agreement — On December 13, 2013, the Company borrowed $155 million under the TD Ameritrade Holding Corporation senior unsecured revolving credit facility (the “Parent Revolving Facility”). The Company used the proceeds to partially fund a $0.50 per share special cash dividend, paid on the Company’s common stock on December 17, 2013. As of December 31, 2013, there was $155 million of borrowings outstanding under the Parent Revolving Facility. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of December 31, 2013, the interest rate margin was 1.25%, determined by reference to the Company’s public debt ratings, and the interest rate was 1.42%.

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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
December 31, 2013	$1,295	$241	$1,054	$693	10.76%
September 30, 2013	$1,302	$222	$1,080	$746	11.70%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
December 31, 2013	$368	$11	$357	$355
September 30, 2013	$305	$10	$295	$294

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $24 million and $23 million as of December 31, 2013 and September 30, 2013, respectively, which exceeded the required Tier 1 capital by $9 million and $8 million, respectively.

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

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of December 31, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

The following table summarizes the fair values of client margin securities and stock borrowings that were available to the Company to utilize as collateral on various borrowings or for other purposes, and the amount of that collateral loaned or repledged by the Company (dollars in billions):

	December 31,	September 30,
	2013	2013
Client margin securities	$13.6	$12.5
Stock borrowings	1.1	1.2

Total collateral available	$14.7	$13.7

Collateral loaned	$2.2	$1.9
Collateral repledged	1.9	1.8

Total collateral loaned or repledged	$4.1	$3.7

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

		December 31,	September 30,
Assets	Balance Sheet Classification	2013	2013
Cash	Receivable from brokers, dealers and clearing organizations	$119	$115
U.S. government debt securities	Securities owned, at fair value	102	61

Total		$221	$176

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013 (dollars in millions):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,155	$—	$—	$1,155
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,879	—	2,879
Securities owned:
Auction rate securities	—	—	3	3
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	353	—	353
Other	3	2	—	5

Subtotal - Securities owned	3	355	4	362

Other assets:
Interest rate swaps(1)	—	41	—	41
U.S. government debt securities	—	4	—	4

Subtotal - Other assets	—	45	—	45

Total assets at fair value	$1,158	$3,279	$4	$4,441

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$22	$—	$—	$22

(1)	See “Interest Rate Swaps” in Note 5 for details.

	As of September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$969	$—	$—	$969
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,045	—	2,045
Securities owned:
Auction rate securities	—	—	5	5
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	313	—	313
Other	1	3	—	4

Subtotal - Securities owned	1	316	6	323

Other assets:
Equity securities	13	—	—	13
Interest rate swaps(1)	—	52	—	52
U.S. government debt securities	—	4	—	4

Subtotal - Other assets	13	56	—	69

Total assets at fair value	$983	$2,417	$6	$3,406

Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$13	$—	$—	$13

(1)	See “Interest Rate Swaps” in Note 5 for details.

There were no transfers between any levels of the fair value hierarchy during the periods covered by this report.

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

Interest Rate Swaps – These derivatives are valued by the Company using a valuation model provided by a third party service that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation model is widely accepted in the financial services industry and does not involve significant judgment because most of the inputs are observable in the marketplace. Counterparty credit risk is not an input to the valuation because the Company has possession of collateral, in the form of cash or U.S. Treasury securities, in amounts equal to or exceeding the fair value of the interest rate swaps. The Company validates the third party service valuations by comparing them to valuation models provided by the swap counterparties.

Level 3 Measurements:

The Company has no material assets or liabilities classified as Level 3 of the fair value hierarchy.

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

Senior Notes – As of December 31, 2013, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.096 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.041 billion. As of September 30, 2013, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.100 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.052 billion.

9. OFFSETTING ASSETS AND LIABILITIES

Substantially all of the Company’s reverse repurchase agreements, securities borrowing and securities lending activity and derivative financial instruments are transacted under master agreements that may allow for net settlement in the ordinary course of business, as well as offsetting of all contracts with a given counterparty in the event of default by one of the parties. However, for financial statement purposes, the Company does not net balances related to these financial instruments.

The following table presents information about the potential effect of rights of setoff associated with the Company’s recognized assets and liabilities as of December 31, 2013 and September 30, 2013 (dollars in millions):

				Gross Amounts Not Offset in
				the Condensed Consolidated
				Balance Sheet
		Gross Amounts	Net Amounts		Collateral
	Gross Amounts	Offset in the	Presented in		Received or
	of Recognized	Condensed	the Condensed		Pledged
	Assets and	Consolidated	Consolidated	Financial	(Including
	Liabilities	Balance Sheet	Balance Sheet	Instruments(3)	Cash) (4)	Net Amount (5)
December 31, 2013
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$2,018	$—	$2,018	$—	$(2,018)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	1,076	—	1,076	(127)	(929)	20
Other assets:
Interest rate swaps	41	—	41	—	(41)	—

Total	$3,135	$—	$3,135	$(127)	$(2,988)	$20

Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$2,197	$—	$2,197	$(127)	$(1,849)	$221

September 30, 2013
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$2,618	$—	$2,618	$—	$(2,618)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	1,220	—	1,220	(168)	(1,020)	32
Other assets:
Interest rate swaps	52	—	52	—	(52)	—

Total	$3,890	$—	$3,890	$(168)	$(3,690)	$32

Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$1,948	$—	$1,948	$(168)	$(1,561)	$219

(1)	Included in the gross amounts of deposits paid for securities borrowed is $605 million and $702 million as of December 31, 2013 and September 30, 2013, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company.
(2)	Included in the gross amounts of deposits received for securities loaned is $251 million and $275 million as of December 31, 2013 and September 30, 2013, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company.
(3)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.
(4)	Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At December 31, 2013 and September 30, 2013, the Company had received total collateral with a fair value of $3,157 million and $3,919 million, respectively, and pledged total collateral with a fair value of $1,972 million and $1,721 million, respectively.
(5)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

10. EARNINGS PER SHARE

The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. The Company excluded from the calculation of diluted earnings per share 2.5 million shares underlying stock-based compensation awards for the three months ended December 31, 2012, because their inclusion would have been antidilutive. There were no material antidilutive awards for the three months ended December 31, 2013.

11. RELATED PARTY TRANSACTIONS

Transactions with TD and Affiliates

As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company’s common stock as of December 31, 2013. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

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

The current IDA agreement became effective as of January 1, 2013 and has an initial term expiring July 1, 2018. It is automatically renewable for successive five-year terms, provided that it may be terminated by either the Company or the Depository Institutions by providing written notice of non-renewal at least two years prior to the initial expiration date or the expiration date of any subsequent renewal period.

The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate “notional” investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of December 31, 2013, the IDA portfolio was comprised of approximately 77% fixed-rate notional investments and 23% floating-rate investments.

The IDA agreement provides that the Company may designate amounts and maturity dates for the fixed-rate notional investments in the IDA portfolio, subject to certain limitations. For example, if the Company designates that $100 million of deposits be invested in 5-year fixed-rate investments, and on the day such investment is confirmed by the Depository Institutions the prevailing fixed yield for the applicable 5-year U.S. dollar LIBOR-based swaps is 1.45%, then the Company will earn a gross fixed yield of 1.45% on that portion of the portfolio (before any deductions for interest paid to clients, the servicing fee to the Depository Institutions and the cost of FDIC insurance premiums). Under the current IDA agreement, in the event that (1) the federal funds effective rate is established at 0.75% or greater and (2) the rate on 5-year U.S. dollar interest rate swaps is equal to or greater than 1.50% for 20 consecutive business days, then the rate earned by the Company on new fixed-rate notional investments will be reduced by 20% of the excess of the 5-year U.S. dollar swap rate over 1.50%, up to a maximum of 0.10%.

Under the current IDA agreement, the yield on floating-rate investments is calculated daily based on the greater of the following rates published by the Federal Reserve: (1) the interest rate paid by Federal Reserve Banks on balances held in excess of required reserve balances and contractual clearing balances under Regulation D and (2) the daily effective federal funds rate.

The interest rates paid to clients are set by the Depository Institutions and are not linked to any index. The servicing fee to the Depository Institutions under the IDA agreement is equal to 25 basis points on the aggregate average daily balance in the IDA accounts, subject to adjustment as it relates to deposits of less than or equal to $20 billion kept in floating-rate investments or in fixed-rate notional investments with a maturity of up to 24 months (“short-term fixed-rate investments”). For floating-rate and short-term fixed-rate investments, the servicing fee is equal to the difference of the interest rate earned on the investments less the FDIC premiums paid (in basis points), divided by two. The servicing fee has a floor of 3 basis points (subject to adjustment from time to time to reflect material changes to the Depository Institutions’ leverage costs) and a maximum of 25 basis points.

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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2013	2012
Insured Deposit Account Agreement	Insured deposit account fees	$208	$205
Referral and Strategic Alliance Agreement	Various	3	2
Other	Various	1	3

Total revenues		$212	$210

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2013	2012
Canadian Call Center Services Agreement	Professional services	$4	$5

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	December 31, 2013	September 30, 2013

Assets:
Receivable from brokers, dealers and clearing organizations	$—	$1
Receivable from affiliates	133	117

Liabilities:
Payable to brokers, dealers and clearing organizations	$45	$115
Payable to affiliates	4	4

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

12. SUBSEQUENT EVENT

The Company plans to refinance its 2014 Notes on or near their December 1, 2014 maturity date. On January 17, 2014, the Company entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated fixed-rate debt issuance. The Company has designated the contracts as a cash flow hedge of the future interest payments. The Company expects to settle the swap contracts in cash upon the earlier of the date of the debt issuance or December 1, 2014. If, upon settlement, the current 10-year LIBOR swap rate is greater than the fixed rate (3.341%) of the swap contracts, the Company would realize a gain and receive a payment from the contract counterparties. However, if, at the time of settlement, the current 10-year LIBOR swap rate is less than the fixed rate of the swap contracts, the Company would realize a loss and be required to make a payment to the contract counterparties. Under cash flow hedge accounting, until settlement the swap contracts will be carried at fair value and, to the extent they are an effective hedge, any unrealized gain or loss will be recorded in other comprehensive income. Upon settlement, any realized gain or loss that has been recorded in other comprehensive income will be amortized into earnings over the term of the newly-issued fixed-rate debt.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total

	(In millions)
ASSETS
Cash and cash equivalents	$82	$8	$1,219	$—	$1,309
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,339	—	5,339
Receivable from brokers, dealers and clearing organizations	—	—	1,202	—	1,202
Receivable from clients, net	—	—	9,837	—	9,837
Investments in subsidiaries	5,639	5,444	555	(11,638)	—
Receivable from affiliates	5	3	131	(6)	133
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	672	—	818
Other, net	97	9	1,063	(38)	1,131

Total assets	$5,823	$5,610	$22,485	$(11,682)	$22,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,239	$—	$2,239
Payable to clients	—	—	13,379	—	13,379
Accounts payable and accrued liabilities	99	—	424	(9)	514
Payable to affiliates	—	—	10	(6)	4
Notes payable	155	—	—	—	155
Long-term debt	1,041	—	—	—	1,041
Other	—	52	353	(29)	376

Total liabilities	1,295	52	16,405	(44)	17,708
Stockholders’ equity	4,528	5,558	6,080	(11,638)	4,528

Total liabilities and stockholders’ equity	$5,823	$5,610	$22,485	$(11,682)	$22,236

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total

	(In millions)
ASSETS
Cash and cash equivalents	$199	$7	$856	$—	$1,062
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,894	—	5,894
Receivable from brokers, dealers and clearing organizations	—	—	1,348	—	1,348
Receivable from clients, net	—	—	8,984	—	8,984
Investments in subsidiaries	5,568	5,360	550	(11,478)	—
Receivable from affiliates	4	3	117	(7)	117
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	695	—	841
Other, net	140	9	1,015	(41)	1,123

Total assets	$5,911	$5,525	$21,926	$(11,526)	$21,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,973	$—	$1,973
Payable to clients	—	—	13,183	—	13,183
Accounts payable and accrued liabilities	180	—	410	(8)	582
Payable to affiliates	3	—	8	(7)	4
Long-term debt	1,052	—	—	—	1,052
Other	—	51	348	(33)	366

Total liabilities	1,235	51	15,922	(48)	17,160
Stockholders’ equity	4,676	5,474	6,004	(11,478)	4,676

Total liabilities and stockholders’ equity	$5,911	$5,525	$21,926	$(11,526)	$21,836

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED DECEMBER 31, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$2	$—	$752	$(2)	$752
Operating expenses	1	—	446	(2)	445

Operating income	1	—	306	—	307
Other expense	6	—	—	—	6

Income (loss) before income taxes and equity in income of subsidiaries	(5)	—	306	—	301
Provision for (benefit from) income taxes	(9)	—	118	—	109

Income before equity in income of subsidiaries	4	—	188	—	192
Equity in income of subsidiaries	188	184	11	(383)	—

Net income	$192	$184	$199	$(383)	$192

CONDENSED CONSOLIDATING STATEMENT OF INCOME

THREE MONTHS ENDED DECEMBER 31, 2012

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$650	$(3)	$651
Operating expenses	4	—	409	(3)	410

Operating income	—	—	241	—	241
Other expense (income)	7	—	(3)	—	4

Income (loss) before income taxes and equity in income of subsidiaries	(7)	—	244	—	237
Provision for (benefit from) income taxes	(4)	1	93	—	90

Income (loss) before equity in income of subsidiaries	(3)	(1)	151	—	147
Equity in income of subsidiaries	150	145	8	(303)	—

Net income	$147	$144	$159	$(303)	$147

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2013

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(53)	$1	$504	$452
Cash flows from investing activities:
Purchase of property and equipment	—	—	(24)	(24)
Proceeds from sale of investments	13	—	—	13

Net cash provided by (used in) investing activities	13	—	(24)	(11)

Cash flows from financing activities:
Proceeds from notes payable	155	—	—	155
Payment of cash dividends	(342)	—	—	(342)
Purchase of treasury stock	(12)	—	—	(12)
Other, net	5	—	—	5

Net cash used in financing activities	(194)	—	—	(194)

Intercompany investing and financing activities, net	117	—	(117)	—

Net increase (decrease) in cash and cash equivalents	(117)	1	363	247
Cash and cash equivalents at beginning of period	199	7	856	1,062

Cash and cash equivalents at end of period	$82	$8	$1,219	$1,309

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2012

(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(33)	$—	$1,153	$1,120
Cash flows from investing activities:
Purchase of property and equipment	—	—	(46)	(46)
Proceeds from sale and maturity of short-term investments	150	—	—	150
Proceeds from sale of investments	—	—	3	3

Net cash provided by (used in) investing activities	150	—	(43)	107

Cash flows from financing activities:
Principal payments on long-term debt	(250)	—	—	(250)
Proceeds from notes payable	275	—	—	275
Payment of cash dividends	(323)	—	—	(323)
Purchase of treasury stock	(4)	—	—	(4)
Other, net	12	—	—	12

Net cash used in financing activities	(290)	—	—	(290)

Intercompany investing and financing activities, net	171	—	(171)	—

Net increase (decrease) in cash and cash equivalents	(2)	—	939	937
Cash and cash equivalents at beginning of period	178	6	731	915

Cash and cash equivalents at end of period	$176	$6	$1,670	$1,852

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.

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

The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013 and in Item 1A of Part II of this quarterly report on Form 10-Q. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2013, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2013.

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

Consolidated duration – The weighted average remaining years until maturity of our spread-based assets. For purposes of this calculation, floating rate balances are treated as having a one-month duration. Consolidated duration is used in analyzing our aggregate interest rate sensitivity.

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

Spread-based assets — Client and brokerage-related asset balances, including client margin balances, segregated cash, insured deposit account balances, deposits paid on securities borrowing and other cash and interest-earning investment balances. Spread-based assets is used in the calculation of our net interest margin and our consolidated duration.

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

The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended December 31,
	2013		2012
		% of Net		% of Net
	$	Revenue	$	Revenue
EBITDA
EBITDA	$354	47.1%	$286	43.9%
Less:
Depreciation and amortization	(24)	(3.2%)	(20)	(3.1%)
Amortization of acquired intangible assets	(23)	(3.1%)	(23)	(3.5%)
Interest on borrowings	(6)	(0.8%)	(6)	(0.9%)
Provision for income taxes	(109)	(14.5%)	(90)	(13.8%)

Net income	$192	25.5%	$147	22.6%

Our EBITDA increased 24% for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, primarily due to a 16% increase in net revenues, partially offset by an 8% increase in operating expenses excluding depreciation and amortization. The increase in net revenues was primarily due to a 28% increase in transaction-based revenues and an 8% increase in asset- based revenues. The increase in operating expenses excluding depreciation and amortization was primarily due to a 9% increase in employee compensation and benefits expense, a 21% increase in advertising expense and a 25% increase in clearing and execution costs. Detailed analysis of net revenues and operating expenses is presented later in this discussion.

Our diluted earnings per share was $0.35 for the first quarter of fiscal 2014 compared to $0.27 for the first quarter of fiscal 2013. Higher EBITDA and a lower effective income tax rate for the first quarter of fiscal 2014 contributed to a 31% increase in net income compared to the first quarter of fiscal 2013. Our effective income tax rate for the first quarter of fiscal 2014 was lower than normal, primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These income tax items favorably impacted diluted EPS for the first quarter of fiscal 2014 by approximately one cent per share.

Operating Metrics

Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first quarter of fiscal 2014, asset-based revenues and transaction-based revenues accounted for 54% and 44% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended
	December 31,		Increase/
	2013	2012	(Decrease)
Avg. interest-earning assets	$17,612	$15,077	$2,535
Avg. insured deposit account balances	72,674	64,198	8,476

Avg. spread-based balances	$90,286	$79,275	$11,011

Net interest revenue	$127	$116	$11
Insured deposit account fee revenue	208	205	3

Spread-based revenue	$335	$321	$14

Avg. annualized yield—interest-earning assets	2.81%	3.02%	(0.21%)
Avg. annualized yield—insured deposit account fees	1.12%	1.25%	(0.13%)
Net interest margin (NIM)	1.45%	1.58%	(0.13%)

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)
	Three months ended
	December 31,		Increase/
	2013	2012	(Decrease)
Segregated cash	$2	$2	$—
Client margin balances	93	89	4
Securities lending/borrowing, net	32	25	7
Other cash and interest-earning investments	—	—	—
Client credit balances	—	—	—

Net interest revenue	$127	$116	$11

	Average Balance
	Three months ended
	December 31,		%
	2013	2012	Change
Segregated cash	$5,421	$3,812	42%
Client margin balances	9,315	8,700	7%
Securities borrowing	1,184	849	39%
Other cash and interest-earning investments	1,692	1,716	(1%)

Interest-earning assets	$17,612	$15,077	17%

Client credit balances	$10,698	$9,174	17%
Securities lending	2,217	1,863	19%

Interest-bearing liabilities	$12,915	$11,037	17%

	Avg. Annualized Yield (Cost)
	Three months ended		Net Yield
	December 31,		Increase/
	2013	2012	(Decrease)
Segregated cash	0.11%	0.17%	(0.06%)
Client margin balances	3.92%	4.02%	(0.10%)
Other cash and interest-earning investments	0.07%	0.07%	0.00%
Client credit balances	(0.01%)	(0.01%)	0.00%
Net interest revenue	2.81%	3.02%	(0.21%)

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue
	Three months ended
	December 31,		Increase/
	2013	2012	(Decrease)
Money market mutual fund	$—	$1	$(1)
Market fee-based investment balances	72	55	17

Total investment product fees	$72	$56	$16

	Average Balance
	Three months ended
	December 31,		%
	2013	2012	Change
Money market mutual fund	$5,288	$5,044	5%
Market fee-based investment balances	125,198	94,940	32%

Total fee-based investment balances	$130,486	$99,984	31%

	Average Annualized Yield
	Three months ended
	December 31,		Increase/
	2013	2012	(Decrease)
Money market mutual fund	0.00%	0.05%	(0.05%)
Market fee-based investment balances	0.22%	0.23%	(0.01%)
Total investment product fees	0.22%	0.22%	0.00%

Transaction-Based Revenue Metrics

The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended
	December 31,		%
	2013	2012	Change
Total trades (in millions)	26.07	20.38	28%
Average commissions and transaction fees per trade (1)	$12.56	$12.62	(0%)
Average client trades per day	413,743	334,035	24%
Average client trades per funded account (annualized)	17.2	14.3	20%
Activity rate—funded accounts	6.9%	5.8%	19%
Trading days	63.0	61.0	3%

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

Client Account and Client Asset Metrics

The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended
	December 31,		%
	2013	2012	Change
Funded accounts (beginning of period)	5,993,000	5,764,000	4%
Funded accounts (end of period)	6,048,000	5,836,000	4%
Percentage change during period	1%	1%

Client assets (beginning of period, in billions)	$555.9	$472.3	18%
Client assets (end of period, in billions)	$596.5	$480.8	24%
Percentage change during period	7%	2%

Net new assets (in billions)	$14.5	$15.6	(7%)
Net new assets annualized growth rate	10%	13%

Condensed Consolidated Statements of Income Data

The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended
	December 31,		%
	2013	2012	Change
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$328	$257	28%
Asset-based revenues:
Interest revenue	128	118	8%
Brokerage interest expense	(1)	(2)	(50%)

Net interest revenue	127	116	9%

Insured deposit account fees	208	205	1%
Investment product fees	72	56	29%

Total asset-based revenues	407	377	8%

Other revenues	17	17	0%

Net revenues	752	651	16%

Operating expenses:
Employee compensation and benefits	183	168	9%
Clearing and execution costs	30	24	25%
Communications	28	28	0%
Occupancy and equipment costs	37	39	(5%)
Depreciation and amortization	24	20	20%
Amortization of acquired intangible assets	23	23	0%
Professional services	38	34	12%
Advertising	63	52	21%
Other	19	22	(14%)

Total operating expenses	445	410	9%

Operating income	307	241	27%

Other expense (income):
Interest on borrowings	6	6	0%
Gain on sale of investments	—	(2)	(100%)

Total other expense (income)	6	4	50%

Pre-tax income	301	237	27%

Provision for income taxes	109	90	21%

Net income	$192	$147	31%

Other information:
Effective income tax rate	36.2%	38.0%
Average debt outstanding	$1,031	$1,187	(13%)
Average interest rate incurred on borrowings	2.06%	2.10%

Three-Month Periods Ended December 31, 2013 and 2012

Net Revenues

Commissions and transaction fees increased 28% to $328 million, primarily due to increased client trading activity. Total trades increased 28%, as average client trades per day increased 24% to 413,743 for the first quarter of fiscal 2014 compared to 334,035 for the first quarter of fiscal 2013, and there were two more trading days during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Two trading days were lost during the first quarter of the prior year due to unscheduled market closures resulting from Hurricane Sandy. Average client trades per funded account (annualized) were 17.2 for the first quarter of fiscal 2014 compared to 14.3 for the first quarter of fiscal 2013.

Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 8% to $407 million for the first quarter of fiscal 2014, primarily due to a 32% increase in average market fee-based investment balances and a 14% increase in average spread-based assets, partially offset by a decrease of 13 basis points in the net interest margin earned on spread-based assets. Our net interest margin was 1.45% for the first quarter of fiscal 2014, compared to 1.58% for the first quarter of the prior year. The following paragraphs provide further analysis of the components of asset-based revenues.

Net interest revenue increased 9% to $127 million, due primarily to a $7 million increase in net interest revenue from our securities borrowing/lending program and a 7% increase in average client margin balances, partially offset by a decrease of 10 basis points in the average yield earned on client margin balances during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Insured deposit account fees increased 1% to $208 million, primarily due to a 13% increase in average client IDA balances, mostly offset by a decrease of 13 basis points in the average yield earned on the IDA assets during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year.

Since the first quarter of the prior fiscal year, interest rates on 5- to 7-year LIBOR-based swaps increased by approximately 90 to 120 basis points. If such rates were to remain stable at these higher levels, this would prospectively result in most investments in the IDA portfolio no longer being reinvested at lower interest rates upon maturity. However, we expect that, absent further increases in interest rates, the average yield earned on IDA assets will continue to decrease somewhat, as any growth in IDA balances is invested at a shorter average duration and a lower average yield than reinvestments of existing balances in the IDA portfolio. The expected decrease in the average yield earned on IDA assets will be mitigated somewhat by the terms of the new IDA agreement, which became effective as of January 1, 2013. Compared to the old IDA agreement, the new IDA agreement will improve the average yield earned on the IDA assets during a low interest rate environment, due primarily to lower servicing fees on floating-rate and short-term fixed rate assets in the IDA portfolio. During the first quarter of fiscal 2014, the new IDA agreement favorably impacted the net yield earned on the IDA assets by approximately 6 basis points. However, in the event of a rising interest rate environment under the new IDA agreement, once certain interest rate thresholds are met, the rate earned by the Company on new fixed-rate notional investments in the IDA portfolio will gradually be reduced by up to 10 basis points. Based on economists’ current interest rate projections, we expect that these interest rate thresholds will not be attained until fiscal 2016, and that reductions in the rate earned by the Company will phase in gradually over a number of years thereafter as investments in the IDA portfolio mature and are reinvested. For more information about the new IDA agreement, please see Note 11 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.

Investment product fees increased 29% to $72 million, primarily due to a 32% increase in average market fee-based investment balances for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Operating Expenses

Employee compensation and benefits expense increased 9% to $183 million, primarily due to an increase in average headcount and higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets during the first quarter of fiscal 2014. The average number of full-time equivalent employees increased to 5,415 for the first quarter of fiscal 2014 compared to 5,219 for the first quarter of fiscal 2013.

Clearing and execution costs increased 25% to $30 million, primarily due to higher client trading volumes, increased option clearing and execution costs and increased client statement processing costs.

Depreciation and amortization increased 20% to $24 million, primarily due to depreciation on our new Omaha corporate campus, which was placed in service in April 2013, and on recent technology infrastructure upgrades.

Professional services increased 12% to $38 million, primarily due to increased usage of consulting and contract services in connection with operational and technology projects.

Advertising expense increased 21% to $63 million, primarily due to increased use of digital media and an increase in new account promotions. In addition, we began advertising in connection with our sponsorship of the Winter Olympics during the first quarter of fiscal 2014. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.

Income Taxes

Our effective income tax rate was 36.2% for the first quarter of fiscal 2014, compared to 38.0% for the first quarter of fiscal 2013. The effective tax rate for the first quarter of fiscal 2014 was lower than normal primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on our earnings for the first quarter of fiscal 2014 of approximately one cent per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2014, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.

LIQUIDITY AND CAPITAL RESOURCES

As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.

We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2014 were financed primarily from our subsidiaries’ earnings, cash on hand and our parent company’s revolving credit facility. We financed our payment of a $0.50 per share special cash dividend on December 17, 2013 with $121 million from cash on hand and $155 million borrowed on our parent company’s revolving credit facility. We plan to finance our capital and liquidity needs during the remainder of fiscal 2014 primarily from our subsidiaries’ earnings, cash on hand, and borrowings on our parent company and/or broker-dealer revolving credit facilities. We plan to enter into new Parent company and broker-dealer revolving credit facilities to replace our existing facilities prior to their expiration on June 28, 2014.

We plan to refinance our $500 million of 4.150% Senior Notes on or near their December 1, 2014 maturity date. On January 17, 2014, we entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated fixed-rate debt issuance. We have designated the contracts as a cash flow hedge of the future interest payments. We expect to settle the swap contracts in cash upon the earlier of the date of the debt issuance or December 1, 2014. If, upon settlement, the current 10-year LIBOR swap rate is greater than the fixed rate (3.341%) of the swap contracts, we would receive a payment from the contract counterparties. However, if, at the time of settlement, the current 10-year LIBOR swap rate is less than the fixed rate of the swap contracts, we would be required to make a payment to the contract counterparties.

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

Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of December 31, 2013, our clearing and introducing broker-dealer subsidiaries had $1,295 million and $368 million of net capital, respectively, which exceeded the early warning net capital thresholds by $693 million and $355 million, respectively.

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

TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. TDAC had $220 million and $175 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of December 31, 2013 and September 30, 2013, respectively.

TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $13.2 billion and $13.0 billion as of December 31, 2013 and September 30, 2013, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $5.2 billion and $5.7 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of December 31, 2013 and September 30, 2013, respectively.

For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. There were no borrowings outstanding on this facility as of December 31, 2013 and September 30, 2013.

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

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	Dec. 31,	Sept. 30,		Dec. 31,	Sept. 30,
	2013	2013	Change	2013	2013	Change
Cash and cash equivalents	$1,309	$1,062	$247	$1,309	$1,062	$247
Less: Broker-dealer cash and cash equivalents	(926)	(540)	(386)	(926)	(540)	(386)
Trust company cash and cash equivalents	(60)	(74)	14	(60)	(74)	14
Investment advisory cash and cash equivalents	(25)	(19)	(6)	(25)	(19)	(6)

Corporate cash and cash equivalents	298	429	(131)	298	429	(131)

Plus: Excess trust company Tier 1 capital	—	—	—	9	8	1
Excess broker-dealer regulatory net capital	409	445	(36)	1,048	1,040	8

Liquid assets	$707	$874	$(167)	$1,355	$1,477	$(122)

The decrease in liquid assets is summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2013	$874	$1,477
Plus: EBITDA(1)	354	354
Proceeds from notes payable	155	155
Proceeds from the sale of investments	13	13
Less: Income taxes paid	(120)	(120)
Interest paid	(7)	(7)
Purchase of property and equipment	(24)	(24)
Payment of cash dividends	(342)	(342)
Purchase of treasury stock	(12)	(12)
Additional net capital requirement due to increase in aggregate debits	(90)	(46)
Other changes in working capital and regulatory net capital	(94)	(93)

Liquid assets as of December 31, 2013	$707	$1,355

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Loan Facilities

Senior Notes – We plan to refinance our $500 million of 4.150% Senior Notes on or near their December 1, 2014 maturity date. On January 17, 2014, we entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated fixed-rate debt issuance. For more information regarding the forward-starting interest rate swap contracts, see Note 12 – SUBSEQUENT EVENT under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.

TD Ameritrade Holding Corporation Credit Agreement – On December 13, 2013, we borrowed $155 million under the TD Ameritrade Holding Corporation (the “Parent”) senior unsecured revolving credit facility (the “Parent Revolving Facility”). We used the proceeds to partially fund a $0.50 per share special cash dividend, paid on our common stock on December 17, 2013. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of December 31, 2013, the interest rate margin was 1.25%, determined by reference to the Parent’s public debt ratings, and the interest rate was 1.42%.

Cash Dividends

We declared a $0.12 per share quarterly cash dividend and a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2014. We paid a total of $342 million to fund these dividends during the first quarter of fiscal 2014. We also declared a $0.12 per share quarterly cash dividend on our common stock during the second quarter of fiscal 2014. We expect to pay approximately $66 million on February 19, 2014 to fund the second quarter dividend.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 11 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (28% of our net revenues for the first quarter of fiscal 2014) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

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

We are party to interest rate swaps related to our long-term debt, which are subject to counterparty credit risk. Credit risk on derivative financial instruments is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission. Our interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps.

Interest Rate Risk

As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our insured deposit account (“IDA”) arrangement with TD Bank USA, N.A. and TD Bank, N.A. and on money market mutual funds, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.

Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of December 31, 2013, our consolidated duration was 2.3 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.

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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2013 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $112 million to $170 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $26 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.

Other Market Risks

Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures

Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of December 31, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following and the factors discussed under Item 1A— “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results of operations. The risks described in this Form 10-Q and in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

On December 4, 2013, we entered into Amendment No. 5 to the Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank (“TD”) and certain other stockholders, which, among other changes, extended the term of the agreement from January 24, 2016 until January 24, 2021. The risk factor presented below has been updated to reflect the terms of Amendment No. 5 and should be considered in addition to the other risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2013. There have been no other material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

TD and the Ricketts holders exercise significant influence over TD Ameritrade.

As of December 31, 2013, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 41% and 12%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights on up to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2021). Beginning January 24, 2016, if our stock repurchases cause TD’s ownership percentage to exceed 45%, TD is required to use reasonable efforts to sell or dispose of such excess stock, subject to TD’s commercial judgment as to the optimal timing, amount and method of sales with a view to maximizing proceeds from such sales. TD has no absolute obligation to reduce its ownership percentage to 45% by the termination of the Stockholders Agreement. However, prior to and following the termination of the Stockholders Agreement, TD is required to vote any such excess stock on any matter in the same proportions as all the outstanding shares of stock held by holders other than TD and its affiliates are voted. Beginning January 24, 2016, in no event may TD Ameritrade repurchase shares of its common stock that would result in TD’s ownership percentage exceeding 47%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock until January 24, 2016, when they will no longer be a party to the stockholders agreement. There is no restriction on the number of shares TD may own following the termination of the stockholders agreement or on the number of shares the Ricketts holders may own after January 24, 2016. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.

The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of December 31, 2013, based on their ownership positions, TD has designated five of the twelve members of our board of directors, and the Ricketts holders have designated two, which will be reduced to one following the resignation of Mr. Todd M. Ricketts, who resigned as a member of the board of directors effective immediately prior to the 2014 Annual Meeting of Stockholders on February 12, 2014, because the Ricketts holders’ ownership decreased below the threshold for designating two directors as set forth in the Stockholders Agreement. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.

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

Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
October 1, 2013 – October 31, 2013	134,509	$27.55	—	24,920,000
November 1, 2013 – November 30, 2013	120,015	$29.76	—	24,920,000
December 1, 2013 – December 31, 2013	171,621	$29.21	—	24,920,000

Total – Three months ended December 31, 2013	426,145	$28.84	—	24,920,000

On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the first quarter of fiscal 2014.

During the quarter ended December 31, 2013, 426,145 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6. – Exhibits

3.1	Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective March 9, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 15, 2006)

4.1	First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.3	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

10.1	Amendment No. 5 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated December 4, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 5, 2013)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J.Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of William J.Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 5, 2014

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK

Fredric J. Tomczyk
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER

William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)