Form 10-Q
period 2014-03-31
TD AMERITRADE HOLDING CORP
filed 2014-05-09
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒
As of April 30, 2014, there were 551,569,868 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
Chicago, Illinois
May 9, 2014

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	September 30, 2013
	(In millions)
ASSETS
Cash and cash equivalents	$933	$1,062
Cash and investments segregated and on deposit for regulatory purposes	5,216	5,894
Receivable from brokers, dealers and clearing organizations	1,114	1,348
Receivable from clients, net	11,250	8,984
Receivable from affiliates	117	117
Other receivables, net	151	137
Securities owned, at fair value	391	323
Property and equipment at cost, net	486	497
Goodwill	2,467	2,467
Acquired intangible assets, net	796	841
Other assets	166	166
Total assets	$23,087	$21,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,032	$1,973
Payable to clients	13,215	13,183
Accounts payable and accrued liabilities	651	582
Payable to affiliates	6	4
Notes payable	115	—
Deferred revenue	10	14
Long-term debt	1,040	1,052
Deferred income taxes	351	352
Total liabilities	18,420	17,160
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; March 31, 2014 - 551 million shares outstanding; September 30, 2013 - 550 million shares outstanding	6	6
Additional paid-in capital	1,604	1,592
Retained earnings	4,282	4,304
Treasury stock, common, at cost: March 31, 2014 - 80 million shares; September 30, 2013 - 81 million shares	(1,219)	(1,226)
Accumulated other comprehensive loss	(6)	—
Total stockholders’ equity	4,667	4,676
Total liabilities and stockholders’ equity	$23,087	$21,836
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$374	$287	$702	$544
Asset-based revenues:
Interest revenue	148	116	276	234
Brokerage interest expense	(2)	(2)	(4)	(3)
Net interest revenue	146	114	272	231
Insured deposit account fees	202	200	410	405
Investment product fees	75	62	147	117
Total asset-based revenues	423	376	829	753
Other revenues	15	16	33	33
Net revenues	812	679	1,564	1,330
Operating expenses:
Employee compensation and benefits	193	178	376	346
Clearing and execution costs	34	27	63	51
Communications	28	29	56	57
Occupancy and equipment costs	40	40	77	79
Depreciation and amortization	24	20	48	41
Amortization of acquired intangible assets	22	22	45	45
Professional services	37	33	75	67
Advertising	94	76	157	128
Other	17	17	37	38
Total operating expenses	489	442	934	852
Operating income	323	237	630	478
Other expense (income):
Interest on borrowings	6	6	12	12
Gain on sale of investments	—	—	—	(2)
Total other expense (income)	6	6	12	10
Pre-tax income	317	231	618	468
Provision for income taxes	123	87	232	177
Net income	$194	$144	$386	$291
Earnings per share - basic	$0.35	$0.26	$0.70	$0.53
Earnings per share - diluted	$0.35	$0.26	$0.70	$0.53
Weighted average shares outstanding - basic	551	549	551	547
Weighted average shares outstanding - diluted	556	554	555	552
Dividends declared per share	$0.12	$0.09	$0.74	$0.68
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Net income	$194	$144	$386	$291
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Net unrealized gain	—	6	—	27
Cash flow hedging instruments:
Net unrealized loss	(9)	—	(9)	—
Total other comprehensive income (loss), before tax	(9)	6	(9)	27
Income tax effect	3	(2)	3	(10)
Total other comprehensive income (loss), net of tax	(6)	4	(6)	17
Comprehensive income	$188	$148	$380	$308
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2014	2013
	(In millions)
Cash flows from operating activities:
Net income	$386	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48	41
Amortization of acquired intangible assets	45	45
Deferred income taxes	2	14
Gain on sale of investments	—	(2)
Stock-based compensation	16	15
Excess tax benefits on stock-based compensation	(8)	(24)
Other, net	(1)	(1)
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	678	(354)
Receivable from brokers, dealers and clearing organizations	234	(189)
Receivable from clients, net	(2,266)	(203)
Receivable from/payable to affiliates, net	2	(50)
Other receivables, net	(14)	(11)
Securities owned, at fair value	(68)	(20)
Other assets	(25)	(10)
Payable to brokers, dealers and clearing organizations	1,059	324
Payable to clients	32	789
Accounts payable and accrued liabilities	70	13
Deferred revenue	(4)	(8)
Net cash provided by operating activities	186	660
Cash flows from investing activities:
Purchase of property and equipment	(37)	(92)
Proceeds from sale and maturity of short-term investments	—	150
Proceeds from sale of investments	13	3
Other	1	1
Net cash provided by (used in) investing activities	(23)	62

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Six Months Ended March 31,
	2014	2013
	(In millions)
Cash flows from financing activities:
Principal payments on long-term debt	$—	$(250)
Proceeds from notes payable	155	275
Principal payments on notes payable	(40)	(110)
Payment of cash dividends	(408)	(372)
Proceeds from exercise of stock options: Six months ended March 31, 2014 - 0.4 million shares; 2013 - 4.6 million shares	7	19
Purchase of treasury stock: Six months ended March 31, 2014 - 0.5 million shares; 2013 - 0.2 million shares	(14)	(4)
Principal payments on capital lease obligations	—	(1)
Excess tax benefits on stock-based compensation	8	24
Net cash used in financing activities	(292)	(419)
Net increase (decrease) in cash and cash equivalents	(129)	303
Cash and cash equivalents at beginning of period	1,062	915
Cash and cash equivalents at end of period	$933	$1,218
Supplemental cash flow information:
Interest paid	$15	$16
Income taxes paid	$127	$103
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Six Month Periods Ended March 31, 2014 and 2013
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
2. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	March 31, 2014	September 30, 2013
Corporate	$347	$429
Broker-dealer subsidiaries	508	540
Trust company subsidiary	64	74
Investment advisory subsidiaries	14	19
Total	$933	$1,062
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

3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	March 31, 2014	September 30, 2013
Reverse repurchase agreements (collateralized by U.S. government debt securities)	$1,590	$2,618
U.S. government debt securities	2,976	1,995
Cash in demand deposit accounts	508	1,154
Cash on deposit with futures commission merchant	92	77
U.S. government debt securities on deposit with futures commission merchant	50	50
Total	$5,216	$5,894
4. INCOME TAXES
The Company’s effective income tax rate for the six months ended March 31, 2014 was 37.5%, compared to 37.8% for the six months ended March 31, 2013. The provision for income taxes for the six months ended March 31, 2014 was slightly lower than normal primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company’s earnings for the six months ended March 31, 2014 of approximately one cent per share.
5. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consist of the following (dollars in millions):

March 31, 2014	Face Value	Fair Value Adjustment (1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$115	$—	$115
Senior Notes:
4.150% Senior Notes due 2014	500	8	508
5.600% Senior Notes due 2019	500	32	532
Subtotal – Long-term debt	1,000	40	1,040
Total notes payable and long-term debt	$1,115	$40	$1,155

September 30, 2013	Face Value	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
4.150% Senior Notes due 2014	$500	$15	$515
5.600% Senior Notes due 2019	500	37	537
Total long-term debt	$1,000	$52	$1,052

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Fair Value Hedging” below.
Fair Value Hedging – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into a fixed-for-variable interest rate swap on the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for a notional amount of $500 million with a maturity date matching the maturity date of the 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2014 Notes, the “Senior Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 1.245% for the swap on the 2014 Notes and (b) 2.3745% for the swap on the 2019 Notes. As of March 31, 2014, the weighted average effective interest rate on the Senior Notes was 2.05%.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Gain (loss) on fair value of interest rate swaps	$(1)	$(8)	$(12)	$(16)
Gain (loss) on fair value of hedged fixed-rate debt	1	8	12	16
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
Cash Flow Hedging – The Company plans to refinance its 2014 Notes on or near their December 1, 2014 maturity date.  On January 17, 2014, the Company entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated fixed-rate debt issuance.  The Company has designated the contracts as a cash flow hedge of the future interest payments.  The Company expects to settle the swap contracts in cash upon the earlier of the date of the debt issuance or December 1, 2014.  If, upon settlement, the current 10-year LIBOR swap rate is greater than the fixed rate (3.341%) of the swap contracts, the Company would realize a gain and receive a payment from the contract counterparties.  However, if, at the time of settlement, the current 10-year LIBOR swap rate is less than the fixed rate of the swap contracts, the Company would realize a loss and be required to make a payment to the contract counterparties.
Under cash flow hedge accounting, until settlement the swap contracts are carried at fair value and, to the extent they are an effective hedge, any unrealized gains or losses are recorded in other comprehensive income (loss).  Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. The Company evaluates the effectiveness of forward-starting interest rate swap agreements on a quarterly basis. The Company did not record any ineffectiveness for the six months ended March 31, 2014. Upon settlement, any realized gain or loss that has been recorded in other comprehensive income (loss) will be amortized into earnings over the term of the newly-issued fixed-rate debt. As of March 31, 2014, the Company expects to reclassify $0.3 million of pre-tax net unrealized losses, that are currently reported in accumulated other comprehensive loss, into earnings within the next 12 months.
The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the periods indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Forward-starting interest rate swaps	$(9)	$—	$(9)	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	March 31, 2014	September 30, 2013
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$40	$52
Forward-starting interest rate swaps designated as cash flow hedges	Accounts payable and accrued liabilities	$(9)	$—

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission. The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of March 31, 2014 and September 30, 2013, the pay-variable interest rate swap counterparties had pledged $55 million and $67 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2014, the Company had pledged $24 million of collateral to the forward-starting interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other assets on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Credit Agreement — On December 13, 2013, the Company borrowed $155 million under the TD Ameritrade Holding Corporation senior unsecured revolving credit facility (the “Parent Revolving Facility”). The Company used the proceeds to partially fund a $0.50 per share special cash dividend, paid on the Company’s common stock on December 17, 2013. As of March 31, 2014, there was $115 million of borrowings outstanding under the Parent Revolving Facility. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of March 31, 2014, the interest rate margin was 1.25%, determined by reference to the Company’s public debt ratings, and the interest rate was 1.41%.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2014	$1,423	$266	$1,157	$757	10.68%
September 30, 2013	$1,302	$222	$1,080	$746	11.70%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
March 31, 2014	$319	$11	$308	$307
September 30, 2013	$305	$10	$295	$294
The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $25 million and $23 million as of March 31, 2014 and September 30, 2013, respectively, which exceeded the required Tier 1 capital by $10 million and $8 million, respectively.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $40 million as of March 31, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
The following table summarizes the fair values of client margin securities and stock borrowings that were available to the Company to utilize as collateral on various borrowings or for other purposes, and the amount of that collateral loaned or repledged by the Company (dollars in billions):

	March 31, 2014	September 30, 2013
Client margin securities	$15.6	$12.5
Stock borrowings	1.0	1.2
Total collateral available	$16.6	$13.7

Collateral loaned	$3.0	$1.9
Collateral repledged	2.1	1.8
Total collateral loaned or repledged	$5.1	$3.7
The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	March 31, 2014	September 30, 2013
Cash	Receivable from brokers, dealers and clearing organizations	$139	$115
U.S. government debt securities	Securities owned, at fair value	156	61
Total		$295	$176
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
The Company clears its clients’ futures transactions on an omnibus account basis through unaffiliated clearing firms. The Company has agreed to indemnify the unaffiliated clearing firms for any loss that they may incur for the client transactions introduced to them by the Company.
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013 (dollars in millions):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$869	$—	$—	$869
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,026	—	3,026
Securities owned:
Auction rate securities	—	—	3	3
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	382	—	382
Other	1	4	—	5
Subtotal - Securities owned	1	386	4	391
Other assets:
Pay-variable interest rate swaps(1)	—	40	—	40
U.S. government debt securities	—	4	—	4
Subtotal - Other assets	—	44	—	44
Total assets at fair value	$870	$3,456	$4	$4,330
Liabilities:
Accounts payable and accrued liabilities:
Forward-starting interest rate swaps(2)	$—	$9	$—	$9
Securities sold, not yet purchased:
Equity securities	8	—	—	8
Total liabilities at fair value	$8	$9	$—	$17

(1)	See “Fair Value Hedging” in Note 5 for details.

(2)	See "Cash Flow Hedging" in Note 5 for details.

	As of September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$969	$—	$—	$969
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,045	—	2,045
Securities owned:
Auction rate securities	—	—	5	5
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	313	—	313
Other	1	3	—	4
Subtotal - Securities owned	1	316	6	323
Other assets:
Equity securities	13	—	—	13
Pay-variable interest rate swaps(1)	—	52	—	52
U.S. government debt securities	—	4	—	4
Subtotal - Other assets	13	56	—	69
Total assets at fair value	$983	$2,417	$6	$3,406
Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$13	$—	$—	$13

(1)	See “Fair Value Hedging” in Note 5 for details.
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
Interest Rate Swaps – These derivatives are valued by the Company using a valuation model provided by a third party service that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation model is widely accepted in the financial services industry and does not involve significant judgment because most of the inputs are observable in the marketplace. Credit risk is not an input to the valuation because in each case the Company or counterparty has possession of collateral, in the form of cash or U.S. Treasury securities, in amounts equal to or exceeding the fair value of the interest rate swaps. The Company validates the third party service valuations by comparing them to valuation models provided by the swap counterparties.
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
Senior Notes – As of March 31, 2014, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.081 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.040 billion. As of September 30, 2013, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.100 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.052 billion.

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
The following table presents information about the potential effect of rights of setoff associated with the Company’s recognized assets and liabilities as of March 31, 2014 and September 30, 2013 (dollars in millions):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(3)	Collateral Received or Pledged (Including Cash) (4)	Net Amount (5)
March 31, 2014
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,590	$—	$1,590	$—	$(1,590)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	956	—	956	(64)	(876)	16
Other assets:
Pay-variable interest rate swaps	40	—	40	—	(40)	—
Total	$2,586	$—	$2,586	$(64)	$(2,506)	$16
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$2,980	$—	$2,980	$(64)	$(2,613)	$303
Accounts payable and accrued liabilities:
Forward-starting interest rate swaps	9	—	9	—	(9)	—
Total	$2,989	$—	$2,989	$(64)	$(2,622)	$303

September 30, 2013
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$2,618	$—	$2,618	$—	$(2,618)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	1,220	—	1,220	(168)	(1,020)	32
Other assets:
Pay-variable interest rate swaps	52	—	52	—	(52)	—
Total	$3,890	$—	$3,890	$(168)	$(3,690)	$32
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$1,948	$—	$1,948	$(168)	$(1,561)	$219

(1)
Included in the gross amounts of deposits paid for securities borrowed is $616 million and $702 million as of March 31, 2014 and September 30, 2013, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company.

(2)
Included in the gross amounts of deposits received for securities loaned is $792 million and $275 million as of March 31, 2014 and September 30, 2013, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company.

(3)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(4)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At March 31, 2014 and September 30, 2013, the Company had received total collateral with a fair value of $2,619 million and $3,919 million, respectively, and pledged total collateral with a fair value of $2,700 million and $1,721 million, respectively.

(5)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Net unrealized gain	$—	$—	$—	$6	$(2)	$4
Cash flow hedging instruments:
Net unrealized loss	(9)	3	(6)	—	—	—
Other comprehensive income (loss)	$(9)	$3	$(6)	$6	$(2)	$4

	Six Months Ended March 31,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Net unrealized gain	$—	$—	$—	$27	$(10)	$17
Cash flow hedging instruments:
Net unrealized loss	(9)	3	(6)	—	—	—
Other comprehensive income (loss)	$(9)	$3	$(6)	$27	$(10)	$17

The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Investments available-for-sale:
Beginning balance	$—	$31	$—	$18
Current period change	—	4	—	17
Ending balance	$—	$35	$—	$35

Cash flow hedging instruments:
Beginning balance	$—	$—	$—	$—
Current period change	(6)	—	(6)	—
Ending balance	$(6)	$—	$(6)	$—

Total accumulated other comprehensive income (loss):
Beginning balance	$—	$31	$—	$18
Current period change	(6)	4	(6)	17
Ending balance	$(6)	$35	$(6)	$35

11. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. The Company excluded from the calculation of diluted earnings per share 0.2 million and 1.4 million shares underlying stock-based compensation awards for the three and six months ended March 31, 2013, respectively, because their inclusion would have been antidilutive. There were no material antidilutive awards for the three and six months ended March 31, 2014.
12. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 40% of the Company’s common stock as of March 31, 2014. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate “notional” investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-

based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of March 31, 2014, the IDA portfolio was comprised of approximately 79% fixed-rate notional investments and 21% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2014	2013	2014	2013
Insured Deposit Account Agreement	Insured deposit account fees	$202	$200	$410	$405
Referral and Strategic Alliance Agreement	Various	3	3	6	5
Other	Various	2	—	3	3
Total revenues		$207	$203	$419	$413

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2014	2013	2014	2013
Canadian Call Center Services Agreement	Professional services	$5	$4	$9	$9
Other	Various	2	2	2	2
Total expenses		$7	$6	$11	$11

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	March 31, 2014	September 30, 2013

Assets:
Receivable from brokers, dealers and clearing organizations	$—	$1
Receivable from affiliates	117	117

Liabilities:
Payable to brokers, dealers and clearing organizations	$110	$115
Payable to affiliates	6	4
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
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$157	$3	$773	$—	$933
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,216	—	5,216
Receivable from brokers, dealers and clearing organizations	—	—	1,114	—	1,114
Receivable from clients, net	—	—	11,250	—	11,250
Investments in subsidiaries	5,661	5,548	—	(11,209)	—
Receivable from affiliates	8	3	114	(8)	117
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	650	—	796
Other, net	135	13	1,087	(41)	1,194
Total assets	$5,961	$5,713	$22,671	$(11,258)	$23,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$3,032	$—	$3,032
Payable to clients	—	—	13,215	—	13,215
Accounts payable and accrued liabilities	139	—	522	(10)	651
Payable to affiliates	—	—	14	(8)	6
Notes payable	115	—	—	—	115
Long-term debt	1,040	—	—	—	1,040
Other	—	52	340	(31)	361
Total liabilities	1,294	52	17,123	(49)	18,420
Stockholders’ equity	4,667	5,661	5,548	(11,209)	4,667
Total liabilities and stockholders’ equity	$5,961	$5,713	$22,671	$(11,258)	$23,087

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$199	$7	$856	$—	$1,062
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,894	—	5,894
Receivable from brokers, dealers and clearing organizations	—	—	1,348	—	1,348
Receivable from clients, net	—	—	8,984	—	8,984
Investments in subsidiaries	5,568	5,360	550	(11,478)	—
Receivable from affiliates	4	3	117	(7)	117
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	695	—	841
Other, net	140	9	1,015	(41)	1,123
Total assets	$5,911	$5,525	$21,926	$(11,526)	$21,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,973	$—	$1,973
Payable to clients	—	—	13,183	—	13,183
Accounts payable and accrued liabilities	180	—	410	(8)	582
Payable to affiliates	3	—	8	(7)	4
Long-term debt	1,052	—	—	—	1,052
Other	—	51	348	(33)	366
Total liabilities	1,235	51	15,922	(48)	17,160
Stockholders’ equity	4,676	5,474	6,004	(11,478)	4,676
Total liabilities and stockholders’ equity	$5,911	$5,525	$21,926	$(11,526)	$21,836

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$812	$(4)	$812
Operating expenses	3	—	490	(4)	489
Operating income	1	—	322	—	323
Other expense	6	—	—	—	6
Income (loss) before income taxes and equity in income of subsidiaries	(5)	—	322	—	317
Provision for (benefit from) income taxes	(1)	—	124	—	123
Income (loss) before equity in income of subsidiaries	(4)	—	198	—	194
Equity in income of subsidiaries	198	194	7	(399)	—
Net income	$194	$194	$205	$(399)	$194
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$679	$(4)	$679
Operating expenses	3	—	443	(4)	442
Operating income	1	—	236	—	237
Other expense (income)	7	—	(1)	—	6
Income (loss) before income taxes and equity in income of subsidiaries	(6)	—	237	—	231
Provision for (benefit from) income taxes	(3)	—	90	—	87
Income (loss) before equity in income of subsidiaries	(3)	—	147	—	144
Equity in income of subsidiaries	147	140	8	(295)	—
Net income	$144	$140	$155	$(295)	$144

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$6	$—	$1,564	$(6)	$1,564
Operating expenses	5	—	935	(6)	934
Operating income	1	—	629	—	630
Other expense	12	—	—	—	12
Income (loss) before income taxes and equity in income of subsidiaries	(11)	—	629	—	618
Provision for (benefit from) income taxes	(11)	1	242	—	232
Income (loss) before equity in income of subsidiaries	—	(1)	387	—	386
Equity in income of subsidiaries	386	379	17	(782)	—
Net income	$386	$378	$404	$(782)	$386
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$8	$—	$1,329	$(7)	$1,330
Operating expenses	7	—	852	(7)	852
Operating income	1	—	477	—	478
Other expense (income)	13	—	(3)	—	10
Income (loss) before income taxes and equity in income of subsidiaries	(12)	—	480	—	468
Provision for (benefit from) income taxes	(6)	1	182	—	177
Income (loss) before equity in income of subsidiaries	(6)	(1)	298	—	291
Equity in income of subsidiaries	297	285	16	(598)	—
Net income	$291	$284	$314	$(598)	$291

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(56)	$1	$241	$186
Cash flows from investing activities:
Purchase of property and equipment	—	—	(37)	(37)
Proceeds from sale of investments	13	—	—	13
Other	—	—	1	1
Net cash provided by (used in) investing activities	13	—	(36)	(23)
Cash flows from financing activities:
Proceeds from notes payable	155	—	—	155
Principal payments on notes payable	(40)	—	—	(40)
Payment of cash dividends	(408)	—	—	(408)
Purchase of treasury stock	(14)	—	—	(14)
Other, net	15	—	—	15
Net cash used in financing activities	(292)	—	—	(292)
Intercompany investing and financing activities, net	293	(5)	(288)	—
Net decrease in cash and cash equivalents	(42)	(4)	(83)	(129)
Cash and cash equivalents at beginning of period	199	7	856	1,062
Cash and cash equivalents at end of period	$157	$3	$773	$933

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(41)	$—	$701	$660
Cash flows from investing activities:
Purchase of property and equipment	—	—	(92)	(92)
Proceeds from sale and maturity of short-term investments	150	—	—	150
Proceeds from sale of investments	—	—	3	3
Other	—	—	1	1
Net cash provided by (used in) investing activities	150	—	(88)	62
Cash flows from financing activities:
Principal payments on long-term debt	(250)	—	—	(250)
Proceeds from notes payable	275	—	—	275
Principal payments on notes payable	(110)	—	—	(110)
Payment of cash dividends	(372)	—	—	(372)
Purchase of treasury stock	(4)	—	—	(4)
Other, net	43	—	(1)	42
Net cash used in financing activities	(418)	—	(1)	(419)
Intercompany investing and financing activities, net	277	—	(277)	—
Net increase (decrease) in cash and cash equivalents	(32)	—	335	303
Cash and cash equivalents at beginning of period	178	6	731	915
Cash and cash equivalents at end of period	$146	$6	$1,066	$1,218

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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended March 31,				Six months ended March 31,
	2014		2013		2014		2013
	$	% of Net Revenue	$	% of Net Revenue	$	% of Net Revenue	$	% of Net Revenue
EBITDA
EBITDA	$369	45.4%	$279	41.1%	$723	46.2%	$566	42.6%
Less:
Depreciation and amortization	(24)	(3.0)%	(20)	(2.9)%	(48)	(3.1)%	(41)	(3.1)%
Amortization of acquired intangible assets	(22)	(2.7)%	(22)	(3.2)%	(45)	(2.9)%	(45)	(3.4)%
Interest on borrowings	(6)	(0.7)%	(6)	(0.9)%	(12)	(0.8)%	(12)	(0.9)%
Provision for income taxes	(123)	(15.1)%	(87)	(12.8)%	(232)	(14.8)%	(177)	(13.3)%
Net income	$194	23.9%	$144	21.2%	$386	24.7%	$291	21.9%
Our EBITDA increased 28% for the first half of fiscal 2014 compared to the first half of fiscal 2013, primarily due to an 18% increase in net revenues, partially offset by a 10% increase in operating expenses excluding depreciation and amortization. The increase in net revenues was due to a 29% increase in transaction-based revenues and a 10% increase in asset-based revenues. The increase in operating expenses excluding depreciation and amortization was primarily due to a 9% increase in employee compensation and benefits expense, a 23% increase in advertising expense and a 24% increase in clearing and execution costs. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Our diluted earnings per share was $0.70 for the first half of fiscal 2014 compared to $0.53 for the first half of fiscal 2013. Higher EBITDA and a slightly lower effective income tax rate for the first half of fiscal 2014 contributed to a 33% increase in net income compared to the first half of fiscal 2013. Our effective income tax rate for the first half of fiscal 2014 was slightly lower than normal, primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These income tax items favorably impacted diluted EPS for the first half of fiscal 2014 by approximately one cent per share. Based on current operating conditions, we expect our diluted EPS to be near the high end of our previously announced outlook range of $1.20 to $1.40 for the full fiscal year 2014, and, if client trading activity remains strong, diluted EPS could exceed $1.40.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first half of fiscal 2014, asset-based revenues and transaction-based revenues accounted for 53% and 45% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended March 31,		Increase/ (Decrease)	Six months ended March 31,		Increase/ (Decrease)
	2014	2013		2014	2013
Average interest-earning assets	$18,431	$15,533	$2,898	$18,017	$15,302	$2,715
Average insured deposit account balances	73,039	67,097	5,942	72,854	65,632	7,222
Average spread-based balances	$91,470	$82,630	$8,840	$90,871	$80,934	$9,937

Net interest revenue	$146	$114	$32	$272	$231	$41
Insured deposit account fee revenue	202	200	2	410	405	5
Spread-based revenue	$348	$314	$34	$682	$636	$46

Avg. annualized yield—interest-earning assets	3.17%	2.95%	0.22%	2.99%	2.99%	0.00%
Avg. annualized yield—insured deposit account fees	1.10%	1.19%	(0.09)%	1.11%	1.22%	(0.11)%
Net interest margin (NIM)	1.52%	1.52%	0.00%	1.49%	1.55%	(0.06)%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
Segregated cash	$2	$1	$1	$3	$3	$—
Client margin balances	101	85	16	194	174	20
Securities lending/borrowing, net	43	28	15	75	54	21
Other cash and interest-earning investments	—	—	—	1	1	—
Client credit balances	—	—	—	(1)	(1)	—
Net interest revenue	$146	$114	$32	$272	$231	$41

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
Segregated cash	$5,342	$4,498	19%	$5,382	$4,151	30%
Client margin balances	10,493	8,495	24%	9,897	8,599	15%
Securities borrowing	1,054	1,061	(1)%	1,120	954	17%
Other cash and interest-earning investments	1,542	1,479	4%	1,618	1,598	1%
Interest-earning assets	$18,431	$15,533	19%	$18,017	$15,302	18%

Client credit balances	$10,999	$9,116	21%	$10,847	$9,145	19%
Securities lending	2,777	2,214	25%	2,494	2,037	22%
Interest-bearing liabilities	$13,776	$11,330	22%	$13,341	$11,182	19%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
Segregated cash	0.14%	0.13%	0.01%	0.12%	0.15%	(0.03)%
Client margin balances	3.85%	3.99%	(0.14)%	3.88%	4.00%	(0.12)%
Other cash and interest-earning investments	0.09%	0.07%	0.02%	0.08%	0.07%	0.01%
Client credit balances	(0.01)%	(0.01)%	0.00%	(0.01)%	(0.01)%	0.00%
Net interest revenue	3.17%	2.95%	0.22%	2.99%	2.99%	0.00%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
Money market mutual fund	$—	$—	$—	$—	$1	$(1)
Market fee-based investment balances	75	62	13	147	116	31
Total investment product fees	$75	$62	$13	$147	$117	$30

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
Money market mutual fund	$5,264	$5,191	1%	$5,275	$5,117	3%
Market fee-based investment balances	128,368	105,708	21%	126,766	100,265	26%
Total fee-based investment balances	$133,632	$110,899	20%	$132,041	$105,382	25%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2014	2013		2014	2013
Money market mutual fund	0.00%	0.01%	(0.01)%	0.00%	0.03%	(0.03)%
Market fee-based investment balances	0.23%	0.23%	0.00%	0.23%	0.23%	0.00%
Total investment product fees	0.22%	0.22%	0.00%	0.22%	0.22%	0.00%
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2014	2013		2014	2013
Total trades (in millions)	30.01	22.69	32%	56.08	43.06	30%
Average commissions and transaction fees per trade (1)	$12.47	$12.63	(1)%	$12.51	$12.62	(1)%
Average client trades per day	491,963	378,096	30%	452,222	355,884	27%
Average client trades per funded account (annualized)	20.2	16.0	26%	18.7	15.2	23%
Activity rate—funded accounts	8.1%	6.5%	25%	7.5%	6.1%	23%
Trading days	61.0	60.0	2%	124.0	121.0	2%

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2014	2013		2014	2013
Funded accounts (beginning of period)	6,048,000	5,836,000	4%	5,993,000	5,764,000	4%
Funded accounts (end of period)	6,146,000	5,880,000	5%	6,146,000	5,880,000	5%
Percentage change during period	2%	1%		3%	2%

Client assets (beginning of period, in billions)	$596.5	$480.8	24%	$555.9	$472.3	18%
Client assets (end of period, in billions)	$617.1	$516.8	19%	$617.1	$516.8	19%
Percentage change during period	3%	7%		11%	9%

Net new assets (in billions)	$12.2	$12.9	(5)%	$26.7	$28.5	(6)%
Net new assets annualized growth rate	8%	11%		10%	12%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2014	2013		2014	2013
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$374	$287	30%	$702	$544	29%
Asset-based revenues:
Interest revenue	148	116	28%	276	234	18%
Brokerage interest expense	(2)	(2)	0%	(4)	(3)	33%
Net interest revenue	146	114	28%	272	231	18%
Insured deposit account fees	202	200	1%	410	405	1%
Investment product fees	75	62	21%	147	117	26%
Total asset-based revenues	423	376	13%	829	753	10%
Other revenues	15	16	(6)%	33	33	0%
Net revenues	812	679	20%	1,564	1,330	18%
Operating expenses:
Employee compensation and benefits	193	178	8%	376	346	9%
Clearing and execution costs	34	27	26%	63	51	24%
Communications	28	29	(3)%	56	57	(2)%
Occupancy and equipment costs	40	40	0%	77	79	(3)%
Depreciation and amortization	24	20	20%	48	41	17%
Amortization of acquired intangible assets	22	22	0%	45	45	0%
Professional services	37	33	12%	75	67	12%
Advertising	94	76	24%	157	128	23%
Other	17	17	0%	37	38	(3)%
Total operating expenses	489	442	11%	934	852	10%
Operating income	323	237	36%	630	478	32%
Other expense (income):
Interest on borrowings	6	6	0%	12	12	0%
Gain on sale of investments	—	—	N/A	—	(2)	(100)%
Total other expense (income)	6	6	0%	12	10	20%
Pre-tax income	317	231	37%	618	468	32%
Provision for income taxes	123	87	41%	232	177	31%
Net income	$194	$144	35%	$386	$291	33%
Other information:
Effective income tax rate	38.8%	37.7%		37.5%	37.8%
Average debt outstanding	$1,127	$1,239	(9)%	$1,079	$1,213	(11)%
Average interest rate incurred on borrowings	1.99%	2.06%		2.02%	2.08%

Three-Month Periods Ended March 31, 2014 and 2013
Net Revenues
Commissions and transaction fees increased 30% to $374 million, primarily due to increased client trading activity, partially offset by slightly lower average commissions and transaction fees per trade. Total trades increased 32%, as average client trades per day increased 30% to 491,963 for the second quarter of fiscal 2014 compared to 378,096 for the second quarter of fiscal 2013, and there was one more trading day during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Average client trades per funded account (annualized) were 20.2 for the second quarter of fiscal 2014 compared to 16.0 for the second quarter of fiscal 2013. Average commissions and transaction fees per trade decreased to $12.47 for the second quarter of fiscal 2014 from $12.63 for the second quarter of fiscal 2013, primarily due to lower average contracts per trade on option trades and an increase in promotional trades to attract new accounts and client assets. These decreases were partially offset by higher payment for order flow revenue per trade during the second quarter of fiscal 2014.
Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 13% to $423 million for the second quarter of fiscal 2014, primarily due to an 11% increase in average spread-based assets and a 21% increase in average market fee-based investment balances. Our net interest margin was 1.52% for the second quarter of both fiscal 2014 and fiscal 2013. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 28% to $146 million, due primarily to a 24% increase in average client margin balances and a $15 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 14 basis points in the average yield earned on client margin balances during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.
Insured deposit account fees increased 1% to $202 million, primarily due to a 9% increase in average client IDA balances, mostly offset by a decrease of 9 basis points in the average yield earned on the IDA assets during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year. Since the end of fiscal year 2012, interest rates on 5- to 7-year LIBOR-based swaps have increased by approximately 100 to 120 basis points. If such rates were to remain stable at these higher levels, this would prospectively result in most investments in the IDA portfolio no longer being reinvested at lower interest rates upon maturity. However, we expect that, absent further increases in interest rates, the average yield earned on IDA assets may continue to decrease slightly, as any growth in IDA balances is invested at a shorter average duration and a lower average yield than reinvestments of existing balances in the IDA portfolio. For more information about the IDA agreement, please see Note 12 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Investment product fees increased 21% to $75 million, primarily due to a 21% increase in average market fee-based investment balances for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.
Operating Expenses
Employee compensation and benefits expense increased 8% to $193 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,478 for the second quarter of fiscal 2014 compared to 5,159 for the second quarter of fiscal 2013.
Clearing and execution costs increased 26% to $34 million, primarily due to higher client trading volumes and increased option clearing and execution costs.
Depreciation and amortization increased 20% to $24 million, primarily due to depreciation on our new Omaha corporate campus, which was placed in service in April 2013, and on recent technology infrastructure upgrades.
Professional services increased 12% to $37 million, primarily due to increased usage of consulting and contract services in connection with operational and technology projects.
Advertising expense increased 24% to $94 million, primarily due to increased advertising in connection with our sponsorship of the Winter Olympics during the second quarter of fiscal 2014. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.
Income Taxes
Our effective income tax rate was 38.8% for the second quarter of fiscal 2014, compared to 37.7% for the second quarter of fiscal 2013. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2014, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Six-Month Periods Ended March 31, 2014 and 2013
Net Revenues
Commissions and transaction fees increased 29% to $702 million, primarily due to increased client trading activity, partially offset by slightly lower average commissions and transaction fees per trade. Total trades increased 30%, as average client trades per day increased 27% to 452,222 for the first half of fiscal 2014 compared to 355,884 for the first half of fiscal 2013, and there were three more trading days during the first half of fiscal 2014 compared to the first half of fiscal 2013. Two trading days were lost during the first half of the prior year due to unscheduled market closures resulting from Hurricane Sandy. Average client trades per funded account (annualized) were 18.7 for the first half of fiscal 2014 compared to 15.2 for the first half of fiscal 2013. Average commissions and transaction fees per trade decreased to $12.51 for the first half of fiscal 2014 from $12.62 for the first half of fiscal 2013, primarily due to lower average contracts per trade on option trades and an increase in promotional trades to attract new accounts and client assets. These decreases were partially offset by higher payment for order flow revenue per trade during the first half of fiscal 2014.

Asset-based revenues increased 10% to $829 million, primarily due to a 12% increase in average spread-based assets and a 26% increase in average market fee-based investment balances, partially offset by a decrease of 6 basis points in the net interest margin earned on spread-based assets. Our net interest margin was 1.49% for the first half of fiscal 2014, compared to 1.55% for the first half of the prior year. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 18% to $272 million, primarily due to a 15% increase in average client margin balances and a $21 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 12 basis points in the average yield earned on client margin balances during the first half of fiscal 2014 compared to the first half of fiscal 2013.
Insured deposit account fees increased 1% to $410 million, primarily due to an 11% increase in average client IDA balances, mostly offset by a decrease of 11 basis points in the average yield earned on the IDA assets during the first half of fiscal 2014 compared to the first half of fiscal 2013. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year.
Investment product fees increased 26% to $147 million, primarily due to a 26% increase in average market fee-based investment balances for the first half of fiscal 2014 compared to the first half of fiscal 2013.
Operating Expenses
Employee compensation and benefits expense increased 9% to $376 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,447 for the first half of fiscal 2014 compared to 5,192 for the first half of fiscal 2013.
Clearing and execution costs increased 24% to $63 million, primarily due to higher client trading volumes, increased option clearing and execution costs and increased client statement processing costs.
Depreciation and amortization increased 17% to $48 million, primarily due to depreciation on our new Omaha corporate campus, which was placed in service in April 2013, and on recent technology infrastructure upgrades.
Professional services increased 12% to $75 million, primarily due to increased usage of consulting and contract services in connection with operational and technology projects.

Advertising expense increased 23% to $157 million, primarily due to increased advertising in connection with our sponsorship of the Winter Olympics, an increase in new account promotions and increased use of digital media during the first half of fiscal 2014 compared to the first half of fiscal 2013.
Income Taxes
Our effective income tax rate was 37.5% for the first half of fiscal 2014, compared to 37.8% for the first half of fiscal 2013. The effective tax rate for the first half of fiscal 2014 was slightly lower than normal primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on our earnings for the first half of fiscal 2014 of approximately one cent per share.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2014 were financed primarily from our subsidiaries’ earnings, cash on hand and our parent company’s revolving credit facility. We financed our payment of a $0.50 per share special cash dividend on December 17, 2013 with $121 million from cash on hand and $155 million borrowed on our parent company’s revolving credit facility. During the second quarter of fiscal 2014, we repaid $40 million of the outstanding principal under our parent company's revolving credit facility and we plan to repay the remaining balance by the end of fiscal 2014. We plan to finance our capital and liquidity needs during the remainder of fiscal 2014 primarily from our subsidiaries’ earnings, cash on hand, and borrowings on our parent company and/or broker-dealer revolving credit facilities. We plan to enter into new Parent company and broker-dealer revolving credit facilities to replace our existing facilities prior to their expiration on June 28, 2014.
We plan to refinance our $500 million of 4.150% Senior Notes on or near their December 1, 2014 maturity date. On January 17, 2014, we entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated fixed-rate debt issuance. We have designated the contracts as a cash flow hedge of the future interest payments. We expect to settle the swap contracts in cash upon the earlier of the date of the debt issuance or December 1, 2014. If, upon settlement, the current 10-year LIBOR swap rate is greater than the fixed rate (3.341%) of the swap contracts, we would receive a payment from the contract counterparties. However, if, at the time of settlement, the current 10-year LIBOR swap rate is less than the fixed rate of the swap contracts, we would be required to make a payment to the contract counterparties. As of March 31, 2014, we have recorded a liability of approximately $9.3 million for the fair value of the forward-starting interest rate swap contracts.
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
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange

Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of March 31, 2014, our clearing and introducing broker-dealer subsidiaries had $1,423 million and $319 million of net capital, respectively, which exceeded the early warning net capital thresholds by $757 million and $307 million, respectively.
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. TDAC had $294 million and $175 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of March 31, 2014 and September 30, 2013, respectively.
TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $13.0 billion as of both March 31, 2014 and September 30, 2013. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $5.0 billion and $5.7 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of March 31, 2014 and September 30, 2013, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. There were no borrowings outstanding on this facility as of March 31, 2014 and September 30, 2013.
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

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	March 31,	Sept. 30,		March 31,	Sept. 30,
	2014	2013	Change	2014	2013	Change
Cash and cash equivalents	$933	$1,062	$(129)	$933	$1,062	$(129)
Less: Broker-dealer cash and cash equivalents	(508)	(540)	32	(508)	(540)	32
Trust company cash and cash equivalents	(64)	(74)	10	(64)	(74)	10
Investment advisory cash and cash equivalents	(14)	(19)	5	(14)	(19)	5
Corporate cash and cash equivalents	347	429	(82)	347	429	(82)

Plus: Excess trust company Tier 1 capital	—	—	—	10	8	2
Excess broker-dealer regulatory net capital	359	445	(86)	1,064	1,040	24
Liquid assets	$706	$874	$(168)	$1,421	$1,477	$(56)
The decrease in liquid assets is summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2013	$874	$1,477

Plus: EBITDA (1)	723	723
Proceeds from notes payable	155	155
Proceeds from exercise of stock options	7	7
Proceeds from the sale of investments	13	13
Other investing activities	1	1

Less: Income taxes paid	(127)	(127)
Interest paid	(15)	(15)
Purchase of property and equipment	(37)	(37)
Principal payments on notes payable	(40)	(40)
Payment of cash dividends	(408)	(408)
Purchase of treasury stock	(14)	(14)
Additional net capital requirement due to increase in aggregate debits	(220)	(110)
Other changes in working capital and regulatory net capital	(206)	(204)

Liquid assets as of March 31, 2014	$706	$1,421

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Loan Facilities
Senior Notes – We plan to refinance our $500 million of 4.150% Senior Notes on or near their December 1, 2014 maturity date. On January 17, 2014, we entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated fixed-rate debt issuance. For more information regarding the forward-starting interest rate swap contracts, see Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – Cash Flow Hedging under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
TD Ameritrade Holding Corporation Credit Agreement – On December 13, 2013, we borrowed $155 million under the TD Ameritrade Holding Corporation (the “Parent”) senior unsecured revolving credit facility (the “Parent Revolving Facility”). We used the proceeds to partially fund a $0.50 per share special cash dividend, paid on our common stock on December 17, 2013. During the second quarter of fiscal 2014, we repaid $40 million of the borrowings. As of March 31, 2014, $115 million of borrowings remained outstanding under the Parent Revolving Facility. The maturity date of the Parent Revolving Facility is June 28, 2014. Interest is payable monthly based on one-month LIBOR plus an interest rate margin. As of March 31, 2014, the interest rate margin was 1.25%, determined by reference to the Parent’s public debt ratings, and the interest rate was 1.41%.
Cash Dividends
We have declared a $0.12 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal 2014. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2014. We paid a total of $408 million to fund the quarterly and special cash dividends declared during the first half of fiscal 2014. We expect to pay approximately $66 million on May 16, 2014 to fund the $0.12 per share third quarter dividend.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 12 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (26% of our net revenues for the first half of fiscal 2014) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of March 31, 2014, our consolidated duration was 2.4 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2014 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $107 million to $162 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $7 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $40 million as of March 31, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
As of March 31, 2014, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 40% and 12%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights on up to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2021). Beginning January 24, 2016, if our stock repurchases cause TD’s ownership percentage to exceed 45%, TD is required to use reasonable efforts to sell or dispose of such excess stock, subject to TD’s commercial judgment as to the optimal timing, amount and method of sales with a view to maximizing proceeds from such sales. TD has no absolute obligation to reduce its ownership percentage to 45% by the termination of the Stockholders Agreement. However, prior to and following the termination of the Stockholders Agreement, TD is required to vote any such excess stock on any matter in the same proportions as all the outstanding shares of stock held by holders other than TD and its affiliates are voted. Beginning January 24, 2016, in no event may TD Ameritrade repurchase shares of its common stock that would result in TD’s ownership percentage exceeding 47%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock until January 24, 2016, when they will no longer be a party to the stockholders agreement. There is no restriction on the number of shares TD may own following the termination of the stockholders agreement or on the number of shares the Ricketts holders may own after January 24, 2016. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.
The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of March 31, 2014, based on their ownership positions, TD has designated five of the twelve members of our board of directors, and the Ricketts holders have designated one. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.
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

Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2014 – January 31, 2014	53,760	$30.57	—	24,920,000
February 1, 2014 – February 28, 2014	3,117	$29.99	—	24,920,000
March 1, 2014 – March 31, 2014	—	N/A	—	24,920,000
Total – Three months ended March 31, 2014	56,877	$30.54	—	24,920,000
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal 2014.
During the quarter ended March 31, 2014, 56,877 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6. – Exhibits

3.1
Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective February 12, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on February 19, 2014)

4.1
First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 25, 2009)

4.2	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.1)

4.3	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.1)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2014

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)