Form 10-Q
period 2014-06-30
TD AMERITRADE HOLDING CORP
filed 2014-08-05
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☒
As of July 29, 2014, there were 547,471,360 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated November 22, 2013. In our opinion, the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
August 5, 2014

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	September 30, 2013
	(In millions)
ASSETS
Cash and cash equivalents	$1,260	$1,062
Cash and investments segregated and on deposit for regulatory purposes	5,258	5,894
Receivable from brokers, dealers and clearing organizations	1,315	1,348
Receivable from clients, net	11,231	8,984
Receivable from affiliates	116	117
Other receivables, net	128	137
Securities owned, at fair value	371	323
Property and equipment at cost, net	479	497
Goodwill	2,467	2,467
Acquired intangible assets, net	773	841
Other assets	181	166
Total assets	$23,579	$21,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,537	$1,973
Payable to clients	14,265	13,183
Accounts payable and accrued liabilities	536	582
Payable to affiliates	5	4
Notes payable	150	—
Deferred revenue	9	14
Long-term debt	1,041	1,052
Deferred income taxes	338	352
Total liabilities	18,881	17,160
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; June 30, 2014 - 549 million shares outstanding; September 30, 2013 - 550 million shares outstanding	6	6
Additional paid-in capital	1,610	1,592
Retained earnings	4,406	4,304
Treasury stock, common, at cost: June 30, 2014 - 82 million shares; September 30, 2013 - 81 million shares	(1,309)	(1,226)
Accumulated other comprehensive loss	(15)	—
Total stockholders’ equity	4,698	4,676
Total liabilities and stockholders’ equity	$23,579	$21,836
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$317	$321	$1,019	$865
Asset-based revenues:
Interest revenue	150	122	426	356
Brokerage interest expense	(1)	(2)	(5)	(5)
Net interest revenue	149	120	421	351
Insured deposit account fees	202	199	612	604
Investment product fees	79	65	226	182
Total asset-based revenues	430	384	1,259	1,137
Other revenues	16	20	49	53
Net revenues	763	725	2,327	2,055
Operating expenses:
Employee compensation and benefits	189	176	565	522
Clearing and execution costs	35	30	98	81
Communications	29	28	84	85
Occupancy and equipment costs	39	42	116	121
Depreciation and amortization	24	22	71	63
Amortization of acquired intangible assets	22	23	68	68
Professional services	42	36	117	103
Advertising	48	56	205	184
Other	19	14	57	52
Total operating expenses	447	427	1,381	1,279
Operating income	316	298	946	776
Other expense (income):
Interest on borrowings	6	6	18	19
Gain on sale of investments	—	(6)	—	(8)
Total other expense (income)	6	—	18	11
Pre-tax income	310	298	928	765
Provision for income taxes	120	114	352	291
Net income	$190	$184	$576	$474
Earnings per share - basic	$0.34	$0.33	$1.05	$0.86
Earnings per share - diluted	$0.34	$0.33	$1.04	$0.86
Weighted average shares outstanding - basic	551	550	551	548
Weighted average shares outstanding - diluted	555	554	555	553
Dividends declared per share	$0.12	$0.09	$0.86	$0.77
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net income	$190	$184	$576	$474
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Net unrealized gain (loss)	—	(4)	—	23
Cash flow hedging instruments:
Net unrealized loss	(15)	—	(24)	—
Total other comprehensive income (loss), before tax	(15)	(4)	(24)	23
Income tax effect	6	1	9	(9)
Total other comprehensive income (loss), net of tax	(9)	(3)	(15)	14
Comprehensive income	$181	$181	$561	$488
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
	(In millions)
Cash flows from operating activities:
Net income	$576	$474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	63
Amortization of acquired intangible assets	68	68
Deferred income taxes	(5)	13
Gain on sale of investments	—	(8)
Stock-based compensation	24	22
Excess tax benefits on stock-based compensation	(9)	(24)
Other, net	—	(1)
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	636	(1,749)
Receivable from brokers, dealers and clearing organizations	33	46
Receivable from clients, net	(2,247)	(60)
Receivable from/payable to affiliates, net	2	(17)
Other receivables, net	9	(7)
Securities owned, at fair value	(48)	(5)
Other assets	(40)	(9)
Payable to brokers, dealers and clearing organizations	564	922
Payable to clients	1,082	902
Accounts payable and accrued liabilities	(59)	(68)
Deferred revenue	(5)	(12)
Net cash provided by operating activities	652	550
Cash flows from investing activities:
Purchase of property and equipment	(54)	(124)
Proceeds from sale and maturity of short-term investments	1	151
Proceeds from sale of investments	13	10
Other, net	—	1
Net cash provided by (used in) investing activities	(40)	38

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
	(In millions)
Cash flows from financing activities:
Principal payments on long-term debt	$—	$(250)
Proceeds from notes payable	230	275
Principal payments on notes payable	(80)	(180)
Payment of cash dividends	(474)	(421)
Proceeds from exercise of stock options: Nine months ended June 30, 2014 - 0.4 million shares; 2013 - 4.6 million shares	7	19
Purchase of treasury stock: Nine months ended June 30, 2014 - 3.5 million shares; 2013 - 0.3 million shares	(106)	(5)
Principal payments on capital lease obligations	—	(2)
Excess tax benefits on stock-based compensation	9	24
Net cash used in financing activities	(414)	(540)
Net increase in cash and cash equivalents	198	48
Cash and cash equivalents at beginning of period	1,062	915
Cash and cash equivalents at end of period	$1,260	$963
Supplemental cash flow information:
Interest paid	$22	$25
Income taxes paid	$367	$259
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Nine Month Periods Ended June 30, 2014 and 2013
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2013.
Recently Adopted Accounting Pronouncements
ASU 2011-11 — On October 1, 2013 the Company retrospectively adopted, for all comparative periods presented, Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in these ASUs enhance disclosures by requiring additional information about financial and derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either (1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) or (2) subject to an enforceable master netting arrangement or similar agreement. Adoption of ASU 2011-11 and ASU 2013-01 resulted only in the additional disclosures presented in Note 9.
Recently Issued Accounting Pronouncements
ASU 2014-09 — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and, (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments in ASU 2014-09 by using one of the following two methods: (1) retrospective application to each prior reporting period presented or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Therefore, ASU 2014-09 will be effective for the Company's fiscal year beginning October 1, 2017. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on the Company's financial statements and evaluating which adoption method to apply.
ASU 2014-11 — In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 will require entities to account for repurchase-to-maturity transactions and linked repurchase financings as secured borrowings, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures, including information regarding collateral pledged in securities lending transactions and similar transactions that are accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014, and the new disclosures related to collateral pledged in transactions that are accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. Because the Company does not act as a transferor in repurchase-to-maturity transactions or linked repurchase financings, the Company's adoption of ASU 2014-11 is not expected to result in any accounting changes. The new disclosure requirements of ASU 2014-11 will be effective for the Company's fiscal quarter beginning April 1, 2015.

2. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	June 30, 2014	September 30, 2013
Corporate	$326	$429
Broker-dealer subsidiaries	871	540
Trust company subsidiary	54	74
Investment advisory subsidiaries	9	19
Total	$1,260	$1,062
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
3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	June 30, 2014	September 30, 2013
Reverse repurchase agreements (collateralized by U.S. government debt securities)	$1,494	$2,618
U.S. government debt securities	2,926	1,995
Cash in demand deposit accounts	617	1,154
Cash on deposit with futures commission merchant	171	77
U.S. government debt securities on deposit with futures commission merchant	50	50
Total	$5,258	$5,894
4. INCOME TAXES
The Company’s effective income tax rate for the nine months ended June 30, 2014 was 37.9%, compared to 38.0% for the nine months ended June 30, 2013. The provision for income taxes for the nine months ended June 30, 2014 includes $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company’s earnings for the nine months ended June 30, 2014 of approximately one cent per share.
5. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consist of the following (dollars in millions):

June 30, 2014	Face Value	Fair Value Adjustment (1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$150	$—	$150
Senior Notes:
4.150% Senior Notes due 2014	500	5	505
5.600% Senior Notes due 2019	500	36	536
Subtotal – Long-term debt	1,000	41	1,041
Total notes payable and long-term debt	$1,150	$41	$1,191

September 30, 2013	Face Value	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
4.150% Senior Notes due 2014	$500	$15	$515
5.600% Senior Notes due 2019	500	37	537
Total long-term debt	$1,000	$52	$1,052

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Fair Value Hedging” below.
Fair Value Hedging – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into a fixed-for-variable interest rate swap on the 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 5.600% Senior Notes due December 1, 2019 (the “2019 Notes” and, collectively with the 2014 Notes, the “Senior Notes”) for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 1.245% for the swap on the 2014 Notes and (b) 2.3745% for the swap on the 2019 Notes. As of June 30, 2014, the weighted average effective interest rate on the Senior Notes was 2.04%.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) on fair value of interest rate swaps	$1	$(26)	$(11)	$(42)
Gain (loss) on fair value of hedged fixed-rate debt	(1)	26	11	42
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
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
Under cash flow hedge accounting, until settlement the swap contracts are carried at fair value and, to the extent they are an effective hedge, any unrealized gains or losses are recorded in other comprehensive income (loss).  Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. The Company evaluates the effectiveness of forward-starting interest rate swap agreements on a quarterly basis. The Company did not record any ineffectiveness for the nine months ended June 30, 2014. Upon settlement, any realized gain or loss that has been recorded in other comprehensive income (loss) will be amortized into earnings over the term of the newly-issued fixed-rate debt. As of June 30, 2014, the Company expects to reclassify $1.4 million of pre-tax net unrealized losses, that are currently reported in accumulated other comprehensive loss, into earnings within the next 12 months.

The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the periods indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Forward-starting interest rate swaps	$(15)	$—	$(24)	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	June 30, 2014	September 30, 2013
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$41	$52
Forward-starting interest rate swaps designated as cash flow hedges	Accounts payable and accrued liabilities	$(24)	$—
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps. As of June 30, 2014 and September 30, 2013, the pay-variable interest rate swap counterparties had pledged $44 million and $67 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2014, the Company had pledged $38 million of collateral to the forward-starting interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other assets on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Credit Agreement — On June 11, 2014, the Parent entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Parent Revolving Facility”). The Parent Revolving Facility replaced the Parent's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 28, 2014. The maturity date of the Parent Revolving Facility is June 11, 2019.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin (“Parent LIBOR loans”) or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin (“Base Rate loans”). The interest rate margin ranges from 0.875% to 1.75% for Parent LIBOR loans and from 0% to 0.75% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.10% to 0.25% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings.
As of June 30, 2014, there was $150 million of borrowings outstanding under the Parent Revolving Facility, consisting of Parent LIBOR loans. As of June 30, 2014, the commitment fee was 0.15% and the interest rate margin was 1.25%, each determined by reference to the Company’s public debt ratings, and the interest rate was 1.40%, based on one-month LIBOR plus the interest rate margin.
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
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-

dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of June 30, 2014.
TD Ameritrade Clearing, Inc. Credit Agreement - On June 11, 2014, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The TDAC Revolving Facility replaced TDAC’s prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 28, 2014. The maturity date of the TDAC Revolving Facility is June 11, 2019. The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 0.75% to 1.50% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of June 30, 2014, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of June 30, 2014.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of June 30, 2014.
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
TD Ameritrade Clearing, Inc., the Company’s clearing broker-dealer subsidiary, and TD Ameritrade, Inc., the Company’s introducing broker-dealer subsidiary, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions.
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

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2014	$1,560	$271	$1,289	$883	11.52%
September 30, 2013	$1,302	$222	$1,080	$746	11.70%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
June 30, 2014	$284	$17	$267	$265
September 30, 2013	$305	$10	$295	$294
The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $26 million and $23 million as of June 30, 2014 and September 30, 2013, respectively, which exceeded the required Tier 1 capital by $11 million and $8 million, respectively.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $35 million as of June 30, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
The following table summarizes the fair values of client margin securities and stock borrowings that were available to the Company to utilize as collateral on various borrowings or for other purposes, and the amount of that collateral loaned or repledged by the Company (dollars in billions):

	June 30, 2014	September 30, 2013
Client margin securities	$15.6	$12.5
Stock borrowings	1.1	1.2
Total collateral available	$16.7	$13.7

Collateral loaned	$2.5	$1.9
Collateral repledged	2.0	1.8
Total collateral loaned or repledged	$4.5	$3.7
The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	June 30, 2014	September 30, 2013
Cash	Receivable from brokers, dealers and clearing organizations	$171	$115
U.S. government debt securities	Securities owned, at fair value	166	61
Total		$337	$176
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013 (dollars in millions):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,132	$—	$—	$1,132
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,976	—	2,976
Securities owned:
Auction rate securities	—	—	3	3
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	357	—	357
Other	6	4	—	10
Subtotal - Securities owned	6	361	4	371
Other assets:
Pay-variable interest rate swaps(1)	—	41	—	41
U.S. government debt securities	—	4	—	4
Subtotal - Other assets	—	45	—	45
Total assets at fair value	$1,138	$3,382	$4	$4,524
Liabilities:
Accounts payable and accrued liabilities:
Forward-starting interest rate swaps(2)	$—	$24	$—	$24
Securities sold, not yet purchased:
Equity securities	15	—	—	15
Total liabilities at fair value	$15	$24	$—	$39

(1)	See “Fair Value Hedging” in Note 5 for details.

(2)	See "Cash Flow Hedging" in Note 5 for details.

	As of September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$969	$—	$—	$969
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,045	—	2,045
Securities owned:
Auction rate securities	—	—	5	5
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	313	—	313
Other	1	3	—	4
Subtotal - Securities owned	1	316	6	323
Other assets:
Equity securities	13	—	—	13
Pay-variable interest rate swaps(1)	—	52	—	52
U.S. government debt securities	—	4	—	4
Subtotal - Other assets	13	56	—	69
Total assets at fair value	$983	$2,417	$6	$3,406
Liabilities:
Accounts payable and accrued liabilities:
Securities sold, not yet purchased:
Equity securities	$13	$—	$—	$13

(1)	See “Fair Value Hedging” in Note 5 for details.
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
Senior Notes – As of June 30, 2014, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.093 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.041 billion. As of September 30, 2013, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.100 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.052 billion.

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
The following table presents information about the potential effect of rights of setoff associated with the Company’s recognized assets and liabilities as of June 30, 2014 and September 30, 2013 (dollars in millions):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(3)	Collateral Received or Pledged (Including Cash) (4)	Net Amount (5)
June 30, 2014
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,494	$—	$1,494	$—	$(1,494)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	1,125	—	1,125	(93)	(1,008)	24
Other assets:
Pay-variable interest rate swaps	41	—	41	—	(41)	—
Total	$2,660	$—	$2,660	$(93)	$(2,543)	$24
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$2,487	$—	$2,487	$(93)	$(2,160)	$234
Accounts payable and accrued liabilities:
Forward-starting interest rate swaps	24	—	24	—	(24)	—
Total	$2,511	$—	$2,511	$(93)	$(2,184)	$234

September 30, 2013
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$2,618	$—	$2,618	$—	$(2,618)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	1,220	—	1,220	(168)	(1,020)	32
Other assets:
Pay-variable interest rate swaps	52	—	52	—	(52)	—
Total	$3,890	$—	$3,890	$(168)	$(3,690)	$32
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$1,948	$—	$1,948	$(168)	$(1,561)	$219

(1)
Included in the gross amounts of deposits paid for securities borrowed is $677 million and $702 million as of June 30, 2014 and September 30, 2013, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company.

(2)
Included in the gross amounts of deposits received for securities loaned is $641 million and $275 million as of June 30, 2014 and September 30, 2013, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company.

(3)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(4)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At June 30, 2014 and September 30, 2013, the Company had received total collateral with a fair value of $2,666 million and $3,919 million, respectively, and pledged total collateral with a fair value of $2,289 million and $1,721 million, respectively.

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
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Net unrealized loss	$—	$—	$—	$(4)	$1	$(3)
Cash flow hedging instruments:
Net unrealized loss	(15)	6	(9)	—	—	—
Other comprehensive loss	$(15)	$6	$(9)	$(4)	$1	$(3)

	Nine Months Ended June 30,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Net unrealized gain	$—	$—	$—	$23	$(9)	$14
Cash flow hedging instruments:
Net unrealized loss	(24)	9	(15)	—	—	—
Other comprehensive income (loss)	$(24)	$9	$(15)	$23	$(9)	$14

The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Investments available-for-sale:
Beginning balance	$—	$35	$—	$18
Current period change	—	(3)	—	14
Ending balance	$—	$32	$—	$32

Cash flow hedging instruments:
Beginning balance	$(6)	$—	$—	$—
Current period change	(9)	—	(15)	—
Ending balance	$(15)	$—	$(15)	$—

Total accumulated other comprehensive income (loss):
Beginning balance	$(6)	$35	$—	$18
Current period change	(9)	(3)	(15)	14
Ending balance	$(15)	$32	$(15)	$32
11. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. The Company excluded from the calculation of diluted earnings per share 0.05 million and 0.9 million shares underlying stock-based compensation awards for the three and nine months ended June 30, 2013, respectively, because their inclusion would have been antidilutive. There were no material antidilutive awards for the three and nine months ended June 30, 2014.
12. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company’s common stock as of June 30, 2014. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate “notional” investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of June 30, 2014, the IDA portfolio was comprised of approximately 79% fixed-rate notional investments and 21% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2014	2013	2014	2013
Insured Deposit Account Agreement	Insured deposit account fees	$202	$199	$612	$604
Referral and Strategic Alliance Agreement	Various	3	3	9	8
Other	Various	2	2	5	5
Total revenues		$207	$204	$626	$617

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2014	2013	2014	2013
Canadian Call Center Services Agreement	Professional services	$4	$5	$13	$14
Other	Various	—	—	2	2
Total expenses		$4	$5	$15	$16

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	June 30, 2014	September 30, 2013

Assets:
Receivable from brokers, dealers and clearing organizations	$1	$1
Receivable from affiliates	116	117

Liabilities:
Payable to brokers, dealers and clearing organizations	$94	$115
Payable to affiliates	5	4
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
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$173	$3	$1,084	$—	$1,260
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,258	—	5,258
Receivable from brokers, dealers and clearing organizations	—	—	1,315	—	1,315
Receivable from clients, net	—	—	11,231	—	11,231
Investments in subsidiaries	5,693	5,579	—	(11,272)	—
Receivable from affiliates	10	3	113	(10)	116
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	627	—	773
Other, net	143	13	1,050	(47)	1,159
Total assets	$6,019	$5,744	$23,145	$(11,329)	$23,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,537	$—	$2,537
Payable to clients	—	—	14,265	—	14,265
Accounts payable and accrued liabilities	130	—	416	(10)	536
Payable to affiliates	—	—	15	(10)	5
Notes payable	150	—	—	—	150
Long-term debt	1,041	—	—	—	1,041
Other	—	51	333	(37)	347
Total liabilities	1,321	51	17,566	(57)	18,881
Stockholders’ equity	4,698	5,693	5,579	(11,272)	4,698
Total liabilities and stockholders’ equity	$6,019	$5,744	$23,145	$(11,329)	$23,579

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$199	$7	$856	$—	$1,062
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,894	—	5,894
Receivable from brokers, dealers and clearing organizations	—	—	1,348	—	1,348
Receivable from clients, net	—	—	8,984	—	8,984
Investments in subsidiaries	5,568	5,360	550	(11,478)	—
Receivable from affiliates	4	3	117	(7)	117
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	695	—	841
Other, net	140	9	1,015	(41)	1,123
Total assets	$5,911	$5,525	$21,926	$(11,526)	$21,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,973	$—	$1,973
Payable to clients	—	—	13,183	—	13,183
Accounts payable and accrued liabilities	180	—	410	(8)	582
Payable to affiliates	3	—	8	(7)	4
Long-term debt	1,052	—	—	—	1,052
Other	—	51	348	(33)	366
Total liabilities	1,235	51	15,922	(48)	17,160
Stockholders’ equity	4,676	5,474	6,004	(11,478)	4,676
Total liabilities and stockholders’ equity	$5,911	$5,525	$21,926	$(11,526)	$21,836

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$764	$(5)	$763
Operating expenses	4	—	448	(5)	447
Operating income	—	—	316	—	316
Other expense	6	—	—	—	6
Income (loss) before income taxes and equity in income of subsidiaries	(6)	—	316	—	310
Provision for (benefit from) income taxes	(2)	—	122	—	120
Income (loss) before equity in income of subsidiaries	(4)	—	194	—	190
Equity in income of subsidiaries	194	194	—	(388)	—
Net income	$190	$194	$194	$(388)	$190
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$3	$—	$725	$(3)	$725
Operating expenses	(1)	—	431	(3)	427
Operating income	4	—	294	—	298
Other expense (income)	6	—	(6)	—	—
Income (loss) before income taxes and equity in income of subsidiaries	(2)	—	300	—	298
Provision for income taxes	—	—	114	—	114
Income (loss) before equity in income of subsidiaries	(2)	—	186	—	184
Equity in income of subsidiaries	186	180	10	(376)	—
Net income	$184	$180	$196	$(376)	$184

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$10	$—	$2,328	$(11)	$2,327
Operating expenses	9	—	1,383	(11)	1,381
Operating income	1	—	945	—	946
Other expense	18	—	—	—	18
Income (loss) before income taxes and equity in income of subsidiaries	(17)	—	945	—	928
Provision for (benefit from) income taxes	(13)	1	364	—	352
Income (loss) before equity in income of subsidiaries	(4)	(1)	581	—	576
Equity in income of subsidiaries	580	573	17	(1,170)	—
Net income	$576	$572	$598	$(1,170)	$576
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$12	$—	$2,054	$(11)	$2,055
Operating expenses	7	—	1,283	(11)	1,279
Operating income	5	—	771	—	776
Other expense (income)	20	—	(9)	—	11
Income (loss) before income taxes and equity in income of subsidiaries	(15)	—	780	—	765
Provision for (benefit from) income taxes	(7)	1	297	—	291
Income (loss) before equity in income of subsidiaries	(8)	(1)	483	—	474
Equity in income of subsidiaries	482	465	26	(973)	—
Net income	$474	$464	$509	$(973)	$474

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(80)	$1	$731	$652
Cash flows from investing activities:
Purchase of property and equipment	—	—	(54)	(54)
Proceeds from sale and maturity of short-term investments	—	—	1	1
Proceeds from sale of investments	13	—	—	13
Net cash provided by (used in) investing activities	13	—	(53)	(40)
Cash flows from financing activities:
Proceeds from notes payable	230	—	—	230
Principal payments on notes payable	(80)	—	—	(80)
Payment of cash dividends	(474)	—	—	(474)
Purchase of treasury stock	(106)	—	—	(106)
Other	16	—	—	16
Net cash used in financing activities	(414)	—	—	(414)
Intercompany investing and financing activities, net	455	(5)	(450)	—
Net increase (decrease) in cash and cash equivalents	(26)	(4)	228	198
Cash and cash equivalents at beginning of period	199	7	856	1,062
Cash and cash equivalents at end of period	$173	$3	$1,084	$1,260

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(71)	$—	$621	$550
Cash flows from investing activities:
Purchase of property and equipment	—	—	(124)	(124)
Proceeds from sale and maturity of short-term investments	150	—	1	151
Proceeds from sale of investments	—	—	10	10
Other, net	—	—	1	1
Net cash provided by (used in) investing activities	150	—	(112)	38
Cash flows from financing activities:
Principal payments on long-term debt	(250)	—	—	(250)
Proceeds from notes payable	275	—	—	275
Principal payments on notes payable	(180)	—	—	(180)
Payment of cash dividends	(421)	—	—	(421)
Purchase of treasury stock	(5)	—	—	(5)
Other, net	43	—	(2)	41
Net cash used in financing activities	(538)	—	(2)	(540)
Intercompany investing and financing activities, net	381	—	(381)	—
Net increase (decrease) in cash and cash equivalents	(78)	—	126	48
Cash and cash equivalents at beginning of period	178	6	731	915
Cash and cash equivalents at end of period	$100	$6	$857	$963

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

Average commissions and transaction fees per trade — Total commissions and transaction fee revenues as reported on the Company’s Consolidated Statements of Income (excluding clearing revenues from TD Waterhouse UK) divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions, order routing revenue and markups on riskless principal transactions in fixed-income securities.
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
Order routing revenue — Revenues generated from revenue-sharing arrangements with market destinations (also referred to as “payment for order flow”). Order routing revenue is a component of transaction-based revenues.
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

Total trades — Revenue-generating client securities trades, which are executed by the Company’s broker-dealer subsidiaries, excluding trades processed for TD Waterhouse UK. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, markups on riskless principal transactions in fixed income securities, transaction fees and/or order routing revenue.
Trading days — Days in which the U.S. equity markets are open for a full trading session. Reduced exchange trading sessions are treated as half trading days.
Transaction-based revenues — Revenues generated from client trade execution, consisting primarily of commissions, markups on riskless principal transactions in fixed income securities, transaction clearing fees and order routing revenue.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended June 30,				Nine months ended June 30,
	2014		2013		2014		2013
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$362	47.4%	$349	48.1%	$1,085	46.6%	$915	44.5%
Less:
Depreciation and amortization	(24)	(3.1)%	(22)	(3.0)%	(71)	(3.1)%	(63)	(3.1)%
Amortization of acquired intangible assets	(22)	(2.9)%	(23)	(3.2)%	(68)	(2.9)%	(68)	(3.3)%
Interest on borrowings	(6)	(0.8)%	(6)	(0.8)%	(18)	(0.8)%	(19)	(0.9)%
Provision for income taxes	(120)	(15.7)%	(114)	(15.7)%	(352)	(15.1)%	(291)	(14.2)%
Net income	$190	24.9%	$184	25.4%	$576	24.8%	$474	23.1%
Our EBITDA increased 19% for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, primarily due to a 13% increase in net revenues, partially offset by an 8% increase in operating expenses excluding depreciation and amortization during the first nine months of fiscal 2014 and the impact of $8 million of gains on the sale of investments during the first nine months of the prior year. The increase in net revenues was due to an 18% increase in transaction-based revenues and an 11% increase in asset-based revenues. The increase in operating expenses excluding depreciation and amortization was primarily due to an 8% increase in employee compensation and benefits expense, an 11% increase in advertising expense, a 21% increase in clearing and execution costs and a 14% increase in professional services expense. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Our diluted earnings per share was $1.04 for the first nine months of fiscal 2014 compared to $0.86 for the first nine months of fiscal 2013. Higher EBITDA for the first nine months of fiscal 2014 contributed to a 22% increase in net income compared to the first nine months of fiscal 2013. Based on current operating conditions, we expect our diluted EPS to be near the high end of our previously announced outlook range of $1.20 to $1.40 for the full fiscal year 2014, and, if client trading activity remains strong, diluted EPS could exceed $1.40.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first nine months of fiscal 2014, asset-based revenues and transaction-based revenues accounted for 54% and 44% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended June 30,		Increase/ (Decrease)	Nine months ended June 30,		Increase/ (Decrease)
	2014	2013		2014	2013
Average interest-earning assets	$18,827	$16,034	$2,793	$18,287	$15,546	$2,741
Average insured deposit account balances	72,430	68,642	3,788	72,713	66,635	6,078
Average spread-based balances	$91,257	$84,676	$6,581	$91,000	$82,181	$8,819

Net interest revenue	$149	$120	$29	$421	$351	$70
Insured deposit account fee revenue	202	199	3	612	604	8
Spread-based revenue	$351	$319	$32	$1,033	$955	$78

Avg. annualized yield—interest-earning assets	3.13%	2.95%	0.18%	3.04%	2.97%	0.07%
Avg. annualized yield—insured deposit account fees	1.10%	1.15%	(0.05)%	1.11%	1.19%	(0.08)%
Net interest margin (NIM)	1.52%	1.49%	0.03%	1.50%	1.53%	(0.03)%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
Segregated cash	$2	$1	$1	$5	$4	$1
Client margin balances	105	85	20	299	259	40
Securities lending/borrowing, net	42	34	8	117	88	29
Other cash and interest-earning investments	—	—	—	1	1	—
Client credit balances	—	—	—	(1)	(1)	—
Net interest revenue	$149	$120	$29	$421	$351	$70

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
Segregated cash	$5,172	$4,698	10%	$5,312	$4,333	23%
Client margin balances	10,980	8,575	28%	10,258	8,591	19%
Securities borrowing	1,011	1,191	(15)%	1,084	1,033	5%
Other cash and interest-earning investments	1,664	1,570	6%	1,633	1,589	3%
Interest-earning assets	$18,827	$16,034	17%	$18,287	$15,546	18%

Client credit balances	$11,473	$9,430	22%	$11,056	$9,240	20%
Securities lending	2,617	2,273	15%	2,535	2,116	20%
Interest-bearing liabilities	$14,090	$11,703	20%	$13,591	$11,356	20%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
Segregated cash	0.14%	0.11%	0.03%	0.13%	0.13%	0.00%
Client margin balances	3.79%	3.91%	(0.12)%	3.85%	3.97%	(0.12)%
Other cash and interest-earning investments	0.06%	0.11%	(0.05)%	0.07%	0.08%	(0.01)%
Client credit balances	(0.01)%	(0.01)%	0.00%	(0.01)%	(0.01)%	0.00%
Net interest revenue	3.13%	2.95%	0.18%	3.04%	2.97%	0.07%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
Money market mutual fund	$—	$—	$—	$—	$1	$(1)
Market fee-based investment balances	79	65	14	226	181	45
Total investment product fees	$79	$65	$14	$226	$182	$44

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
Money market mutual fund	$5,212	$5,103	2%	$5,254	$5,112	3%
Market fee-based investment balances	133,338	113,014	18%	128,957	104,515	23%
Total fee-based investment balances	$138,550	$118,117	17%	$134,211	$109,627	22%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2014	2013		2014	2013
Money market mutual fund	0.00%	0.00%	0.00%	0.00%	0.02%	(0.02)%
Market fee-based investment balances	0.24%	0.23%	0.01%	0.23%	0.23%	0.00%
Total investment product fees	0.23%	0.22%	0.01%	0.22%	0.22%	0.00%
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2014	2013		2014	2013
Total trades (in millions)	25.29	25.55	(1)%	81.37	68.61	19%
Average client trades per day	401,468	399,216	1%	435,123	370,874	17%
Average client trades per funded account (annualized)	16.2	16.8	(4)%	17.9	15.7	14%
Activity rate—funded accounts	6.5%	6.7%	(3)%	7.1%	6.3%	13%
Trading days	63.0	64.0	(2)%	187.0	185.0	1%
Average commissions and transaction fees per trade (1)	$12.52	$12.57	(0)%	$12.51	$12.60	(1)%
Order routing revenue (in millions)	$72	$64	13%	$226	$174	30%
Average order routing revenue per trade (2)	$2.85	$2.51	14%	$2.78	$2.53	10%

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

(2)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.

Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2014	2013		2014	2013
Funded accounts (beginning of period)	6,146,000	5,880,000	5%	5,993,000	5,764,000	4%
Funded accounts (end of period)	6,237,000	5,943,000	5%	6,237,000	5,943,000	5%
Percentage change during period	1%	1%		4%	3%

Client assets (beginning of period, in billions)	$617.1	$516.8	19%	$555.9	$472.3	18%
Client assets (end of period, in billions)	$650.2	$523.5	24%	$650.2	$523.5	24%
Percentage change during period	5%	1%		17%	11%

Net new assets (in billions)	$13.4	$10.8	24%	$40.0	$39.4	2%
Net new assets annualized growth rate	9%	8%		10%	11%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2014	2013		2014	2013
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$317	$321	(1)%	$1,019	$865	18%
Asset-based revenues:
Interest revenue	150	122	23%	426	356	20%
Brokerage interest expense	(1)	(2)	(50)%	(5)	(5)	0%
Net interest revenue	149	120	24%	421	351	20%
Insured deposit account fees	202	199	2%	612	604	1%
Investment product fees	79	65	22%	226	182	24%
Total asset-based revenues	430	384	12%	1,259	1,137	11%
Other revenues	16	20	(20)%	49	53	(8)%
Net revenues	763	725	5%	2,327	2,055	13%
Operating expenses:
Employee compensation and benefits	189	176	7%	565	522	8%
Clearing and execution costs	35	30	17%	98	81	21%
Communications	29	28	4%	84	85	(1)%
Occupancy and equipment costs	39	42	(7)%	116	121	(4)%
Depreciation and amortization	24	22	9%	71	63	13%
Amortization of acquired intangible assets	22	23	(4)%	68	68	0%
Professional services	42	36	17%	117	103	14%
Advertising	48	56	(14)%	205	184	11%
Other	19	14	36%	57	52	10%
Total operating expenses	447	427	5%	1,381	1,279	8%
Operating income	316	298	6%	946	776	22%
Other expense (income):
Interest on borrowings	6	6	0%	18	19	(5)%
Gain on sale of investments	—	(6)	(100)%	—	(8)	(100)%
Total other expense (income)	6	—	N/A	18	11	64%
Pre-tax income	310	298	4%	928	765	21%
Provision for income taxes	120	114	5%	352	291	21%
Net income	$190	$184	3%	$576	$474	22%
Other information:
Effective income tax rate	38.7%	38.3%		37.9%	38.0%
Average debt outstanding	$1,101	$1,139	(3)%	$1,086	$1,188	(9)%
Average interest rate incurred on borrowings	2.00%	2.05%		2.02%	2.07%

Three-Month Periods Ended June 30, 2014 and 2013
Net Revenues
Commissions and transaction fees decreased 1% to $317 million, primarily due to slightly lower average commissions and transaction fees per trade. Total trades decreased 1%, as average client trades per day increased 1% to 401,468 for the third quarter of fiscal 2014 compared to 399,216 for the third quarter of the prior year, but there was one less trading day during the third quarter of fiscal 2014. Average client trades per funded account (annualized) were 16.2 for the third quarter of fiscal 2014 compared to 16.8 for the third quarter of the prior year. Average commissions and transaction fees per trade decreased slightly to $12.52 for the third quarter of fiscal 2014 from $12.57 for the third quarter of the prior year, primarily due to a higher percentage of reduced commission trades, including negotiated rates for our active trader clients and promotional trades to attract new accounts and client assets, as well as lower average contracts per trade on option trades. These decreases were largely offset by a 14% increase in average order routing revenue per trade.
Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 12% to $430 million for the third quarter of fiscal 2014, primarily due to an 8% increase in average spread-based assets and an 18% increase in average market fee-based investment balances. Our net interest margin was 1.52% for the third quarter of fiscal 2014, compared to 1.49% for the third quarter of the prior year, as increased net interest revenue from our securities borrowing/lending program was partially offset by lower average yields earned on client margin and insured deposit account balances. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 24% to $149 million, due primarily to a 28% increase in average client margin balances and an $8 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 12 basis points in the average yield earned on client margin balances.
Insured deposit account fees increased 2% to $202 million, primarily due to a 6% increase in average client IDA balances, mostly offset by a decrease of 5 basis points in the average yield earned on the IDA assets. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year. Since the end of fiscal year 2012, interest rates on 5- to 7-year LIBOR-based swaps have increased by approximately 95 to 100 basis points. If such rates were to remain stable at these higher levels, this would prospectively result in most investments in the IDA portfolio no longer being reinvested at lower interest rates upon maturity. However, we expect that, absent further increases in interest rates, the average yield earned on IDA assets may continue to decrease slightly, as any growth in IDA balances is invested at a shorter average duration and a lower average yield than reinvestments of existing balances in the IDA portfolio. For more information about the IDA agreement, please see Note 12 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Investment product fees increased 22% to $79 million, due to an 18% increase in average market fee-based investment balances and an increase of 1 basis point in the average yield earned on those balances.
Other revenues decreased 20% to $16 million, due primarily to lower client education revenue.
Operating Expenses
Employee compensation and benefits expense increased 7% to $189 million, primarily due to an increase in average headcount related to strategic growth initiatives. The average number of full-time equivalent employees increased to 5,620 for the third quarter of fiscal 2014 compared to 5,285 for the third quarter of the prior year.
Clearing and execution costs increased 17% to $35 million, primarily due to higher client trading volume in singly-listed options and fee increases by the Options Clearing Corporation that became effective April 1, 2014.
Occupancy and equipment costs decreased 7% to $39 million, primarily due to costs associated with exiting our previous headquarters building and placing our new Omaha corporate campus in service during the third quarter of the prior year.
Professional services increased 17% to $42 million, primarily due to higher costs associated with legal and regulatory matters and increased usage of consulting and contract services in connection with operational and technology projects.
Advertising expense decreased 14% to $48 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.

Other operating expenses increased 36% to $19 million, primarily due to the impact of a bad debt recovery during the third quarter of the prior year.
Income Taxes
Our effective income tax rate was 38.7% for the third quarter of fiscal 2014, compared to 38.3% for the third quarter of the prior year. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2014, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Nine-Month Periods Ended June 30, 2014 and 2013
Net Revenues
Commissions and transaction fees increased 18% to $1.02 billion, primarily due to increased client trading activity, partially offset by slightly lower average commissions and transaction fees per trade. Total trades increased 19%, as average client trades per day increased 17% to 435,123 for the first nine months of fiscal 2014 compared to 370,874 for the first nine months of the prior year, and there were two more trading days during the first nine months of fiscal 2014. Two trading days were lost during the first nine months of the prior year due to unscheduled market closures resulting from Hurricane Sandy. Average client trades per funded account (annualized) were 17.9 for the first nine months of fiscal 2014 compared to 15.7 for the first nine months of the prior year. Average commissions and transaction fees per trade decreased to $12.51 for the first nine months of fiscal 2014 from $12.60 for the first nine months of the prior year, primarily due to a higher percentage of reduced commission trades, including negotiated rates for our active trader clients and promotional trades to attract new accounts and client assets, as well as lower average contracts per trade on option trades. These decreases were largely offset by a 10% increase in average order routing revenue per trade.
Asset-based revenues increased 11% to $1.26 billion, primarily due to an 11% increase in average spread-based assets and a 23% increase in average market fee-based investment balances, partially offset by a decrease of 3 basis points in the net interest margin earned on spread-based assets. Our net interest margin was 1.50% for the first nine months of fiscal 2014, compared to 1.53% for the first nine months of the prior year, as lower average yields earned on client margin and insured deposit account balances were partially offset by increased net interest revenue from our securities borrowing/lending program. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 20% to $421 million, primarily due to a 19% increase in average client margin balances and a $29 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 12 basis points in the average yield earned on client margin balances.
Insured deposit account fees increased 1% to $612 million, primarily due to a 9% increase in average client IDA balances, mostly offset by a decrease of 8 basis points in the average yield earned on the IDA assets. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year.
Investment product fees increased 24% to $226 million, primarily due to a 23% increase in average market fee-based investment balances.
Other revenues decreased 8% to $49 million, due primarily to lower client education revenue.
Operating Expenses
Employee compensation and benefits expense increased 8% to $565 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,536 for the first nine months of fiscal 2014 compared to 5,292 for the first nine months of the prior year.
Clearing and execution costs increased 21% to $98 million, primarily due to higher client trading volumes, increased option clearing and execution costs and increased client statement processing costs.
Occupancy and equipment costs decreased 4% to $116 million, primarily due to costs associated with exiting our previous headquarters building and placing our new Omaha corporate campus in service during the third quarter of the prior year.
Depreciation and amortization increased 13% to $71 million, primarily due to depreciation on our new Omaha corporate campus, which was placed in service in April 2013, and on recent technology infrastructure upgrades.
Professional services increased 14% to $117 million, primarily due to higher costs associated with legal and regulatory matters and increased usage of consulting and contract services in connection with operational and technology projects.

Advertising expense increased 11% to $205 million, primarily due to increased advertising in connection with our sponsorship of the Winter Olympics and an increase in new account promotions.
Other operating expenses increased 10% to $57 million, primarily due to the impact of a bad debt recovery during the prior year.
Income Taxes
Our effective income tax rate was 37.9% for the first nine months of fiscal 2014, compared to 38.0% for the first nine months of the prior year. The effective tax rate for the first nine months of fiscal 2014 includes $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on our earnings for the first nine months of fiscal 2014 of approximately one cent per share.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2014 were financed primarily from our subsidiaries’ earnings, cash on hand and borrowings on our parent company’s revolving credit facility. We financed our payment of a $0.50 per share special cash dividend on December 17, 2013 with $121 million from cash on hand and $155 million borrowed on our parent company’s revolving credit facility. During the third quarter of fiscal 2014, we borrowed an additional $75 million on our parent company's revolving credit facility to partially fund repurchases of our common stock under our stock repurchase program. As of June 30, 2014, $150 million of borrowings remained outstanding under the parent company's revolving credit facility. We currently expect to repay the outstanding borrowings on our parent company's revolving credit facility during fiscal 2015; however, we may alter our plans if other capital or liquidity needs arise. We plan to finance our capital and liquidity needs during the remainder of fiscal 2014 primarily from our subsidiaries’ earnings, cash on hand and borrowings.
We plan to refinance our $500 million of 4.150% Senior Notes on or near their December 1, 2014 maturity date. On January 17, 2014, we entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated fixed-rate debt issuance. We have designated the contracts as a cash flow hedge of the future interest payments. We expect to settle the swap contracts in cash upon the earlier of the date of the debt issuance or December 1, 2014. If, upon settlement, the current 10-year LIBOR swap rate is greater than the fixed rate (3.341%) of the swap contracts, we would receive a payment from the contract counterparties. However, if, at the time of settlement, the current 10-year LIBOR swap rate is less than the fixed rate of the swap contracts, we would be required to make a payment to the contract counterparties. As of June 30, 2014, we have recorded a liability of approximately $24 million for the fair value of the forward-starting interest rate swap contracts.
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
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange

Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of June 30, 2014, our clearing and introducing broker-dealer subsidiaries had $1,560 million and $284 million of net capital, respectively, which exceeded the early warning net capital thresholds by $883 million and $265 million, respectively.
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. TDAC had $336 million and $175 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of June 30, 2014 and September 30, 2013, respectively.
TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $14.0 billion and 13.0 billion as of June 30, 2014 and September 30, 2013, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $5.0 billion and $5.7 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of June 30, 2014 and September 30, 2013, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. There were no borrowings outstanding on this facility as of June 30, 2014 and September 30, 2013.
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

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	June 30,	Sept. 30,		June 30,	Sept. 30,
	2014	2013	Change	2014	2013	Change
Cash and cash equivalents	$1,260	$1,062	$198	$1,260	$1,062	$198
Less: Broker-dealer cash and cash equivalents	(871)	(540)	(331)	(871)	(540)	(331)
Trust company cash and cash equivalents	(54)	(74)	20	(54)	(74)	20
Investment advisory cash and cash equivalents	(9)	(19)	10	(9)	(19)	10
Corporate cash and cash equivalents	326	429	(103)	326	429	(103)

Plus: Excess trust company Tier 1 capital	—	—	—	11	8	3
Excess broker-dealer regulatory net capital	441	445	(4)	1,148	1,040	108
Liquid assets	$767	$874	$(107)	$1,485	$1,477	$8
The changes in liquid assets are summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2013	$874	$1,477

Plus: EBITDA (1)	1,085	1,085
Proceeds from notes payable	230	230
Proceeds from exercise of stock options	7	7
Proceeds from the sale of investments	14	14

Less: Income taxes paid	(367)	(367)
Interest paid	(22)	(22)
Purchase of property and equipment	(54)	(54)
Principal payments on notes payable	(80)	(80)
Payment of cash dividends	(474)	(474)
Purchase of treasury stock	(106)	(106)
Additional net capital requirement due to increase in aggregate debits	(240)	(121)
Other changes in working capital and regulatory net capital	(100)	(104)

Liquid assets as of June 30, 2014	$767	$1,485

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.
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
TD Ameritrade Holding Corporation Credit Agreement – On June 11, 2014, TD Ameritrade Holding Corporation entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the

“Parent Revolving Facility”). The Parent Revolving Facility replaced the Parent's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 28, 2014. The maturity date of the Parent Revolving Facility is June 11, 2019. As of June 30, 2014, there was $150 million of borrowings outstanding under the Parent Revolving Facility. For more information regarding the Parent Revolving Facility, see Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – TD Ameritrade Holding Corporation Credit Agreement under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
TD Ameritrade Clearing, Inc. Credit Agreement – On June 11, 2014, TDAC entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The TDAC Revolving Facility replaced TDAC's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 28, 2014. The maturity date of the TDAC Revolving Facility is June 11, 2019. There were no borrowings outstanding under the TDAC Revolving Facility as of June 30, 2014. For more information regarding the TDAC Revolving Facility, see Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – TD Ameritrade Clearing, Inc. Credit Agreement under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Stock Repurchase Program
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the third quarter of fiscal 2014, we repurchased approximately 2.9 million shares at a weighted average purchase price of $30.48 per share. From the inception of this stock repurchase authorization through June 30, 2014, we have repurchased approximately 8.0 million shares at a weighted average purchase price of $22.21 per share. As of June 30, 2014, we had approximately 22.0 million shares remaining on the stock repurchase authorization.
Cash Dividends
We have declared a $0.12 per share quarterly cash dividend on our common stock during each quarter of fiscal 2014. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2014. We paid a total of $474 million to fund the quarterly and special cash dividends declared during the first nine months of fiscal 2014. We expect to pay approximately $66 million on August 15, 2014 to fund the $0.12 per share fourth quarter dividend.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 12 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (26% of our net revenues for the nine months ended June 30, 2014 ) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of June 30, 2014, our consolidated duration was 2.4 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2014 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $119 million to $166 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $16 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – OTHER INFORMATION
Item 1. – Legal Proceedings
For information regarding legal proceedings, see Note 7 – COMMITMENTS AND CONTINGENCIES – "Legal and Regulatory Matters" under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following and the factors discussed under Item 1A— “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results of operations. The risks described in this Form 10-Q and in our Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
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
As of June 30, 2014, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 41% and 12%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights on up to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2021). Beginning January 24, 2016, if our stock repurchases cause TD’s ownership percentage to exceed 45%, TD is required to use reasonable efforts to sell or dispose of such excess stock, subject to TD’s commercial judgment as to the optimal timing, amount and method of sales with a view to maximizing proceeds from such sales. TD has no absolute obligation to reduce its ownership percentage to 45% by the termination of the Stockholders Agreement. However, prior to and following the termination of the Stockholders Agreement, TD is required to vote any such excess stock on any matter in the same proportions as all the outstanding shares of stock held by holders other than TD and its affiliates are voted. Beginning January 24, 2016, in no event may TD Ameritrade repurchase shares of its common stock that would result in TD’s ownership percentage exceeding 47%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock until January 24, 2016, when they will no longer be a party to the stockholders agreement. There is no restriction on the number of shares TD may own following the termination of the stockholders agreement or on the number of shares the Ricketts holders may own after January 24, 2016. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.
The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of June 30, 2014, based on their ownership positions, TD has designated five members of our board of directors, and the Ricketts holders have designated one. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.

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
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2014 – April 30, 2014	46,907	$31.78	—	24,920,000
May 1, 2014 – May 31, 2014	1,413,561	$30.28	1,360,000	23,560,000
June 1, 2014 – June 30, 2014	1,560,567	$30.65	1,560,200	21,999,800
Total – Three months ended June 30, 2014	3,021,035	$30.50	2,920,200	21,999,800
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal 2014.
During the quarter ended June 30, 2014, 100,835 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

10.1
Credit Agreement, dated June 11, 2014, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 17, 2014)

10.2
Credit Agreement, dated June 11, 2014, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on June 17, 2014)

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
Dated: August 5, 2014

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)