Form 10-K
period 2014-09-30
TD AMERITRADE HOLDING CORP
filed 2014-11-21
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
(Title of class)
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8.7 billion computed by reference to the closing sale price of the stock on the New York Stock Exchange on March 31, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 7, 2014 was 543,824,055 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

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
We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access to market destinations; and commitment on the speed of order execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, number of RIA relationships, average daily trading volume and total assets in client accounts. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost-efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant and effective investments in building the TD Ameritrade brand.
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

•
Continue to differentiate our offerings through innovative technologies and service enhancements.    We have been an innovator in our industry for nearly 40 years. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by tailoring our features and functionality to meet their specific needs.

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

Client Offerings
We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:
Trading and Investing Platforms

•
tdameritrade.com Web Platform is our core offering for self-directed retail investors. We offer sophisticated tools and services, including alerts, screeners, conditional orders, free fundamental third-party research and a customizable workspace. SnapTicket™ conveniently stays at the bottom of the browser window no matter where investors navigate on the site, so that quotes may be accessed and trades placed seamlessly at a moment’s notice. Free planning tools are also provided, such as Portfolio Planner to efficiently create a bundle of securities to trade, invest and rebalance and WealthRuler™ to realistically assess retirement needs.

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
Other Offerings

•
TD Ameritrade Apex™ status offers top benefits to retail clients who place an average of five trades per month over a three-month period or maintain a total account value of at least $100,000. Apex clients receive certain services for free that are otherwise subject to service fees, as well as discounts on certain premium content.

•
Investools® offers a comprehensive suite of investor education products and services for stock, option, foreign exchange, futures, mutual fund and fixed-income investors. Our education subsidiary, Investools, Inc., offers educational products and services primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are generally combined with web-based tools, personalized instruction techniques and ongoing service and support and are offered in a variety of learning formats. Designed for the advanced student, continuing education programs offer students comprehensive access to a multitude of education products and services priced either individually or on a bundled basis. Typically included in the continuing education bundles are additional curriculum, online courses, live workshops and coaching services.

•
Amerivest® is an advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on an investor’s objective, time horizon and risk tolerance.

•
AdvisorDirect® is a national referral service for investors who wish to engage the services of an independent RIA. AdvisorDirect refers interested investors to one or more independent RIAs that are unaffiliated with TD Ameritrade and that offer investment management and/or financial planning services to investors served by TD Ameritrade's branch offices. All RIAs participating in AdvisorDirect meet or exceed TD Ameritrade's professional eligibility requirements.

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

•
Margin lending.    We extend credit to clients that maintain margin accounts. Portfolio margin, which bases margin requirements on the net exposure of all positions in an account rather than just on individual positions, is also available for accounts with net liquidating values of at least $125,000.

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

	Percentage of Net Revenues Fiscal Year Ended September 30,
Class of Service	2014	2013	2012
Commissions and transaction fees	43.2%	42.4%	41.2%
Net interest revenue	18.6%	17.0%	17.0%
Insured deposit account fees	26.3%	29.1%	31.4%
Investment product fees	9.9%	9.0%	7.4%
Other revenues	2.0%	2.5%	3.0%
Net revenues	100.0%	100.0%	100.0%
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
We contract with external providers for futures clearing. We also contract with external providers to facilitate foreign exchange trading for our clients.
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
For additional, important information relating to government regulation, please review the information set forth under the heading “Risk Factors Relating to the Regulatory and Legislative Environment” in Item 1A — Risk Factors.
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
Intellectual Property Rights
Our success and ability to compete are significantly dependent on our intellectual property. We rely on copyright, trade secret, trademark, domain name, patent and contract laws to protect our intellectual property and have utilized the various methods available to us, including filing applications for patents and trademark registrations with the United States Patent and Trademark Office and entering into written licenses and other technology agreements with third parties. Our patented and patent pending technologies include stock indexing and investor education technologies, as well as innovative trading and analysis tools. Our trademarks include both our primary brand, TD Ameritrade, as well as brands for other products and services. A substantial portion of our intellectual property is protected by trade secrets. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection and general protections afforded to confidential information. In addition, it is our policy to enter into confidentiality and intellectual property ownership agreements with our employees and confidentiality and noncompetition agreements with our independent contractors and business partners and to control access to and distribution of our intellectual property.
Employees
As of September 30, 2014, we had 5,771 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good. In fiscal 2014, we surveyed our employees and found that 88% responded favorably to questions designed to measure sustainable employee engagement. This score placed us above the benchmark for U.S. high-performance companies as measured by Towers Watson.
Financial Information about Segments and Geographic Areas
We primarily operate in the securities brokerage industry and have no other reportable segments. Substantially all of our revenues from external clients for the fiscal years ended September 30, 2014, 2013 and 2012 were derived from our operations in the United States.

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
We, along with the financial services industry in general, have experienced losses related to clients’ login and password information being compromised, generally caused by clients’ use of public computers or vulnerabilities of clients’ private computers and mobile devices. Also, in 2007, we discovered and eliminated unauthorized code from our computer systems that had allowed an unauthorized third party to retrieve client email addresses, names, addresses and phone numbers from an internal database. Following the incident, the Company incurred significant remediation costs. If a similar incident were to occur, we could suffer damage to our reputation and incur significant remediation costs and losses.
In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, financial responsibility under our security guarantee to reimburse clients for losses resulting from unauthorized activity in their accounts and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
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
We provide investment advisory services to investors through our SEC-registered investment advisors, TD Ameritrade, Inc., Amerivest Investment Management, LLC (“Amerivest”) and Red Option Advisors, Inc. (“Red Option”). TD Ameritrade, Inc. offers AdvisorDirect,® a service that refers a client to an independent RIA. Amerivest® is an online advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Red Option provides an option advisory service for self-directed investors. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.
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
We cannot assure that any external service providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. Some external service providers have assets that are important to the services they provide us located outside the United States, and their ability to provide these services is subject to risks from unfavorable political, economic, legal or other developments, such as social or political instability, changes in governmental policies or changes in laws and regulations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. Additional rulemaking or legislative action could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-

Frank Act or other rulemaking or legislative action, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, Department of Labor, banking regulators and other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.
Our profitability could also be affected by new or modified laws that impact the business and financial communities generally, including changes to the laws governing banking, the securities market, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.
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
The securities industry is subject to extensive regulation by federal, state, international government and self-regulatory agencies, and financial services companies are subject to regulations covering all aspects of the securities business. Regulations are intended to ensure the integrity of financial markets, appropriate capitalization of broker-dealers and the protection of clients and their assets. These regulations often serve to limit our business activities through capital, client protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. Federal, state, self-regulatory organizations and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a regulated entity or any of its officers or employees. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.
Recent turmoil in the financial markets has contributed to changes in laws and regulations, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We may be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations or more rigorous enforcement. The new laws and regulations may be complex, and we may not have the benefit of regulatory or federal interpretations to guide us in compliance. Changes in laws and regulations or new interpretations of existing laws and regulations also can have adverse effects on our methods and costs of doing business. We also may be adversely affected by other regulatory changes related to suitability of financial products, supervision, sales practices, application of fiduciary standards, best execution and market structure, which could limit the Company’s business. Because The Toronto-Dominion Bank ("TD"), among other things, owns more than 25% of our common stock, we are considered a non-bank subsidiary of TD under the Bank Holding Company Act of 1956 (the “BHC Act”).  As a result, under the BHC Act, we are subject to the supervision and regulation of the Federal Reserve.  These banking regulations limit the activities and the types of businesses that we may conduct and the types of companies we may acquire, and under these regulations the Federal Reserve could impose significant limitations on our current business and operations.  TD is currently regulated as a “financial holding company” under the BHC Act, which allows TD and us to engage in a much broader set of activities than would otherwise be permitted under the BHC Act.  Any failure of TD to maintain its status as a financial holding company could result in substantial limitations on certain of our activities.
Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. Federal and state regulators and self-regulatory organizations have increased their scrutiny of potential conflicts of interest. Addressing conflicts of interest is a complex and difficult undertaking. Our business and reputation could be harmed if we were to fail, or appear to fail, to address conflicts appropriately.
In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have adopted regulations regarding client privacy, system security and safeguarding practices and the use of client information by service providers. Additional laws and regulations relating to the Internet and safeguarding practices could be adopted in the future, including laws related to access, identity theft and regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations may be expensive and time-consuming and could limit our ability to use the Internet as a distribution channel, which would have a material adverse effect on our business and profitability.
We are subject to litigation and regulatory investigations and proceedings and may not always be successful in defending against such claims and proceedings.
The financial services industry faces substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business, as well as class actions and other significant litigation. We also are the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies. Actions brought against us may result in settlements, awards, injunctions, fines, penalties and other results adverse to us. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. We are also subject to litigation claims from third parties alleging infringement of their intellectual property rights. Such litigation can require the expenditure of significant resources, regardless of whether the claims have merit. If we were found to have infringed a third-party patent or other intellectual property right, then we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services, which could have a material adverse effect on our business and results of operations.
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
We are restricted by the terms of our revolving credit facilities, senior notes and secured loan agreement.
Our senior unsecured revolving credit facilities contain various negative covenants and restrictions that may limit our ability to:

•	incur additional indebtedness;

•	create liens;

•	sell all or substantially all of our assets;

•	change the nature of our business;

•	merge or consolidate with another entity; and

•	conduct transactions with affiliates.
Under our revolving credit facilities and secured loan agreement, we are also required to maintain compliance with a maximum consolidated leverage ratio covenant (not to exceed 3.00:1.00) and a minimum consolidated interest coverage ratio covenant (not less than 4.00:1:00). TDAC is required to maintain compliance with a minimum consolidated tangible net worth covenant and our broker-dealer subsidiaries are required to maintain compliance with minimum regulatory net capital covenants. As a result of the covenants and restrictions contained in the revolving credit facilities and our senior unsecured notes, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future. A failure to comply with these covenants could have a material adverse effect on our financial condition by impairing our ability to secure and maintain financing.
Our corporate debt level may limit our ability to obtain additional financing.
As of November 14, 2014, we have approximately $1.7 billion of notes payable and long-term debt, consisting of:

•
$500 million of 4.150% Senior Notes with principal due in full on December 1, 2014 (expected to be repaid on the maturity date using the proceeds of the 3.625% Senior Notes, together with cash on hand);

•	$500 million of 5.600% Senior Notes with principal due in full on December 1, 2019;

•	$500 million of 3.625% Senior Notes with principal due in full on April 1, 2025;

•	$125 million of borrowings outstanding on our parent company's revolving credit facility, which expires June 11, 2019; and

•	a $69 million secured real estate loan with quarterly principal payments due through October 1, 2019.
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
As of September 30, 2014, TD and J. Joe Ricketts, our founder, members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), owned approximately 41% and 11%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights on up to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2021). Beginning January 24, 2016, if our stock repurchases cause TD’s ownership percentage to exceed 45%, TD is required to use reasonable efforts to sell or dispose of such excess stock, subject to TD’s commercial judgment as to the optimal timing, amount and method of sales with a view to maximizing proceeds from such sales. TD has no absolute obligation to reduce its ownership percentage to 45% by the termination of the Stockholders Agreement. However, prior to and following the termination of the Stockholders Agreement, TD is required to vote any such excess stock on any matter in the same proportions as all the outstanding shares of stock held by holders other than TD and its affiliates are voted. Beginning January 24, 2016, in no event may TD Ameritrade repurchase shares of its common stock that would result in TD’s ownership percentage exceeding 47%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock until January 24, 2016, when they will no longer be a party to the stockholders agreement. There is no restriction on the number of shares TD may own following the termination of the stockholders agreement or on the number of shares the Ricketts holders may own after January 24, 2016. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.
The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of September 30, 2014, based on their ownership positions, TD has designated five members of our board of directors, and the Ricketts holders have designated one. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.

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
We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement between us and affiliates of TD provides a significant portion of our revenue. This agreement enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter. During fiscal 2014, net revenues related to this agreement accounted for approximately 26% of our net revenues. For fiscal year 2014, the average balance of client cash swept to our insured deposit account offering was $73 billion. The average yield earned on the insured deposit account balances was 99 basis points higher than the average net yield earned on segregated cash balances during fiscal 2014. The termination or adverse modification of this agreement without replacing it on comparable terms with a different counterparty, which may not be available, could have a material adverse effect on our business, financial condition and results of operations. If this agreement was terminated or adversely modified and we elected to establish our own bank charter for purposes of offering an FDIC-insured deposit product, we would be required to establish and maintain significant levels of capital within a bank subsidiary. We would also be subject to various other risks associated with banking, including credit risk on loans and investments, liquidity risk associated with bank balance sheet management, operational risks associated with banking systems and infrastructure and additional regulatory requirements and supervision.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Company-owned corporate headquarters facility is located in Omaha, Nebraska and provides more than 500,000 square feet of building space. In July 2014, our headquarters facility earned Leadership in Energy and Environmental Design (LEED) Platinum Certification, the highest level of distinction awarded by the U.S. Green Building Council. We also lease approximately 178,000 square feet of building space on property adjacent to the headquarters for administrative and operational facilities. These leases expire on various dates from 2016 through 2020.
We lease approximately 190,000 and 140,000 square feet of building space for additional operations centers in Jersey City, New Jersey and Ft. Worth, Texas, respectively. The Jersey City and Ft. Worth leases expire in 2020. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Michigan, Texas and Utah, and we recently purchased a data center facility in Richardson, Texas. We also lease over 100 branch offices located in large metropolitan areas in 34 states. We believe that our facilities are suitable and adequate to meet our needs.
Item 3.    Legal Proceedings
For information regarding legal proceedings, see Note 13 — Commitments and Contingencies – "Reserve Fund Matters" and "Other Legal and Regulatory Matters" under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “AMTD.” The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price For the Fiscal Year Ended September 30,
	2014		2013
	High	Low	High	Low
First Quarter	$30.68	$25.47	$17.24	$15.20
Second Quarter	$35.82	$29.78	$21.56	$17.07
Third Quarter	$34.32	$29.18	$24.51	$18.79
Fourth Quarter	$34.61	$30.43	$28.12	$24.17
The closing sale price of our common stock as reported on the NYSE on November 3, 2014 was $33.98 per share. As of that date there were 706 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 54,000 beneficial holders of our common stock.
Dividends
We declared and paid a $0.12 per share and a $0.09 per share quarterly cash dividend on our common stock during each quarter of fiscal years 2014 and 2013, respectively. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarters of fiscal 2014 and 2013. On October 28, 2014, we declared a $0.15 per share quarterly cash dividend for the first quarter of fiscal 2015. We paid the quarterly cash dividend on November 20, 2014 to all holders of record of our common stock as of November 6, 2014. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.
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
The following graph and table set forth information comparing the cumulative total return through the end of the Company’s most recent fiscal year from a $100 investment on September 30, 2009 in the Company’s common stock, a broad-based stock index and the stocks comprising an industry peer group.

225
200
175
150
125
100
75
50
25
0
DOLLARS
9/30/09
9/30/10
9/30/11
9/30/12
9/30/13
9/30/14
TD Ameritrade Holding Corporation
S&P 500
Peer Group

	Period Ended
Index	9/30/09	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14
TD Ameritrade Holding Corporation	100.00	82.27	75.70	80.25	143.33	188.82
S&P 500	100.00	110.16	111.42	145.07	173.13	207.30
Peer Group	100.00	74.39	58.86	66.30	112.95	157.96
The Peer Group is comprised of the following companies that have significant retail brokerage operations:
E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2014 — July 31, 2014	1,402,773	$31.19	1,379,300	20,620,500
August 1, 2014 — August 31, 2014	695,266	$32.32	695,266	19,925,234
September 1, 2014 — September 30, 2014	1,049,019	$33.46	1,048,863	18,876,371
Total — Three months ended September 30, 2014	3,147,058	$32.19	3,123,429	18,876,371
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the fourth quarter of fiscal 2014.
During the quarter ended September 30, 2014, 23,629 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6.    Selected Financial Data

	Fiscal Year Ended September 30,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$3,123	$2,764	$2,641	$2,763	$2,560
Operating income	1,285	1,056	934	1,048	965
Net income	787	675	586	638	592
Earnings per share — basic	$1.43	$1.23	$1.07	$1.12	$1.01
Earnings per share — diluted	$1.42	$1.22	$1.06	$1.11	$1.00
Weighted average shares outstanding — basic	550	549	548	570	585
Weighted average shares outstanding — diluted	554	554	554	576	592
Dividends declared per share	$0.98	$0.86	$0.24	$0.20	$0.00

	As of September 30,
	2014	2013	2012	2011	2010
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,460	$1,062	$915	$1,032	$741
Total assets	23,831	21,836	19,513	17,126	14,727
Notes payable and long-term obligations	1,251	1,052	1,350	1,348	1,323
Stockholders’ equity	4,748	4,676	4,425	4,116	3,772

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
Consolidated duration — The weighted average remaining years until maturity of our spread-based assets. For purposes of this calculation, floating rate balances are treated as having a one-month duration. Consolidated duration is used in analyzing our aggregate interest rate sensitivity.
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
Insured deposit account — The Company is party to an Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA

agreement, TD Bank USA and TD Bank, N.A. (together, the “TD Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums.
Interest-earning assets — Consist of client margin balances, segregated cash, deposits paid on securities borrowing and other cash and interest-earning investment balances.
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
Order routing revenue — Revenues generated from revenue-sharing arrangements with market destinations (also referred to as "payment for order flow"). Order routing revenue is a component of transaction-based revenues.
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

Spread-based assets — Client and brokerage-related asset balances, consisting of interest-earning assets and insured deposit account balances. Spread-based assets is used in the calculation of our net interest margin and our consolidated duration.
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
Our largest sources of revenues are asset-based revenues and transaction-based revenues. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also receive order routing revenue, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Order routing revenue is included in commissions and transaction fees on our Consolidated Statements of Income.
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
Valuation of guarantees
We enter into guarantees in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. We record a liability for the estimated fair value of the guarantee at its inception. If actual results differ significantly from these estimates, our results of operations could be materially affected. For further details regarding our guarantees, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “Guarantees” under Note 13 — Commitments and Contingencies and “Insured Deposit Account Agreement” under Note 18 — Related Party Transactions.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Fiscal Year Ended September 30,
	2014		2013		2012
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$1,480	47.4%	$1,290	46.7%	$1,098	41.6%
Less:
Depreciation and amortization	(95)	(3.0)%	(86)	(3.1)%	(72)	(2.7)%
Amortization of acquired intangible assets	(90)	(2.9)%	(91)	(3.3)%	(92)	(3.5)%
Interest on borrowings	(25)	(0.8)%	(25)	(0.9)%	(28)	(1.1)%
Provision for income taxes	(483)	(15.5)%	(413)	(14.9)%	(320)	(12.1)%
Net income	$787	25.2%	$675	24.4%	$586	22.2%

Our EBITDA increased 15% for fiscal 2014 compared to fiscal 2013, primarily due to a 13% increase in net revenues, partially offset by an 8% increase in operating expenses excluding depreciation and amortization and a $47 million decrease in net gains on investments. The increase in net revenues was due to a 15% increase in transaction-based revenues and a 12% increase in asset-based revenues. The increase in operating expenses excluding depreciation and amortization was primarily due to a 10% increase in employee compensation and benefits expense, a 23% increase in clearing and execution costs, a 5% increase in advertising expense and a 7% increase in professional services expense. Detailed analysis of our operating results is presented later in this discussion.
Our diluted earnings per share was $1.42, $1.22 and $1.06 for fiscal years 2014, 2013 and 2012, respectively. Higher EBITDA for fiscal 2014 contributed to a 17% increase in net income compared to the prior year. Based on our expectations for net revenues and expenses, we expect diluted earnings per share to range from $1.45 to $1.70 for fiscal year 2015, depending largely on the level of client trading activity, client asset growth and the nature of the interest rate environment. Details regarding our fiscal year 2015 expectations for net revenues and expenses are presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2014, asset-based revenues and transaction-based revenues accounted for 55% and 43% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Fiscal Year			‘14 vs. ‘13 Increase/ (Decrease)	‘13 vs. ‘12 Increase/ (Decrease)
	2014	2013	2012
Average interest-earning assets	$18,541	$15,857	$14,884	$2,684	$973
Average insured deposit account balances	72,933	67,981	59,384	4,952	8,597
Average spread-based balances	$91,474	$83,838	$74,268	$7,636	$9,570
Net interest revenue	$581	$469	$450	$112	$19
Insured deposit account fee revenue	820	804	828	16	(24)
Spread-based revenue	$1,401	$1,273	$1,278	$128	$(5)
Average yield — interest-earning assets	3.09%	2.92%	2.97%	0.17%	(0.05)%
Average yield — insured deposit account fees	1.11%	1.17%	1.37%	(0.06)%	(0.20)%
Net interest margin (NIM)	1.51%	1.50%	1.69%	0.01%	(0.19)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Fiscal Year			‘14 vs. ‘13 Increase/ (Decrease)	‘13 vs. ‘12 Increase/ (Decrease)
	2014	2013	2012
Segregated cash	$7	$6	$4	$1	$2
Client margin balances	405	345	345	60	—
Securities lending/borrowing, net	169	118	101	51	17
Other cash and interest-earning investments	1	1	1	—	—
Client credit balances	(1)	(1)	(1)	—	—
Net interest revenue	$581	$469	$450	$112	$19

	Average Balance Fiscal Year			‘14 vs. ‘13 % Change	‘13 vs. ‘12 % Change
	2014	2013	2012
Segregated cash	$5,307	$4,626	$4,346	15%	6%
Client margin balances	10,493	8,576	8,200	22%	5%
Securities borrowing	1,085	1,056	804	3%	31%
Other cash and interest-earning investments	1,656	1,599	1,534	4%	4%
Interest-earning assets	$18,541	$15,857	$14,884	17%	7%
Client credit balances	$11,240	$9,469	$9,171	19%	3%
Securities lending	2,513	2,139	1,969	17%	9%
Interest-bearing liabilities	$13,753	$11,608	$11,140	18%	4%

	Average Yield (Cost) Fiscal Year			‘14 vs. ‘13 Net Yield Increase/ (Decrease)	‘13 vs. ‘12 Net Yield Increase/ (Decrease)
	2014	2013	2012
Segregated cash	0.13%	0.12%	0.08%	0.01%	0.04%
Client margin balances	3.81%	3.97%	4.13%	(0.16)%	(0.16)%
Other cash and interest-earning investments	0.07%	0.08%	0.09%	(0.01)%	(0.01)%
Client credit balances	(0.01)%	(0.01)%	(0.01)%	0.00%	0.00%
Net interest revenue	3.09%	2.92%	2.97%	0.17%	(0.05)%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Fiscal Year			‘14 vs. ‘13 Increase/ (Decrease)	‘13 vs. ‘12 Increase/ (Decrease)
	2014	2013	2012
Money market mutual fund	$—	$1	$3	$(1)	$(2)
Market fee-based investment balances	309	249	193	60	56
Total investment product fees	$309	$250	$196	$59	$54

	Average Balance Fiscal Year			‘14 vs. ‘13 % Change	‘13 vs. ‘12 % Change
	2014	2013	2012
Money market mutual fund	$5,306	$5,163	$5,113	3%	1%
Market fee-based investment balances	131,360	107,653	81,024	22%	33%
Total fee-based investment balances	$136,666	$112,816	$86,137	21%	31%

	Average Yield Fiscal Year			‘14 vs. ‘13 Increase/ (Decrease)	‘13 vs. ‘12 Increase/ (Decrease)
	2014	2013	2012
Money market mutual fund	0.00%	0.02%	0.07%	(0.02)%	(0.05)%
Market fee-based investment balances	0.23%	0.23%	0.23%	0.00%	0.00%
Total investment product fees	0.22%	0.22%	0.22%	0.00%	0.00%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year			‘14 vs. ‘13 % Change	‘13 vs. ‘12 % Change
	2014	2013	2012
Total trades (in millions)	106.94	92.85	89.91	15%	3%
Average client trades per day	426,888	373,630	359,631	14%	4%
Average client trades per funded account (annualized)	17.4	15.8	15.8	10%	0%
Activity rate — funded accounts	6.9%	6.3%	6.3%	10%	0%
Trading days	250.5	248.5	250.0	1%	(1)%
Average commissions and transaction fees per trade(1)	$12.62	$12.61	$12.09	0%	4%
Order routing revenue (in millions)	$304	$236	$184	29%	28%
Average order routing revenue per trade(2)	$2.84	$2.54	$2.05	12%	24%

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
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2014	2013	2012
Funded accounts (beginning of year)	5,993,000	5,764,000	5,617,000
Funded accounts (end of year)	6,301,000	5,993,000	5,764,000
Percentage change during year	5%	4%	3%
Client assets (beginning of year, in billions)	$555.9	$472.3	$378.7
Client assets (end of year, in billions)	$653.1	$555.9	$472.3
Percentage change during year	17%	18%	25%
Net new assets (in billions)	$53.4	$49.5	$40.8
Net new assets annualized growth rate	10%	10%	11%

Consolidated Statements of Income Data
The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			‘14 vs. ‘13 % Change	‘13 vs. ‘12 % Change
	2014	2013	2012
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,351	$1,171	$1,087	15%	8%
Asset-based revenues:
Interest revenue	587	476	456	23%	4%
Brokerage interest expense	(6)	(7)	(6)	(14)%	17%
Net interest revenue	581	469	450	24%	4%
Insured deposit account fees	820	804	828	2%	(3)%
Investment product fees	309	250	196	24%	28%
Total asset-based revenues	1,710	1,523	1,474	12%	3%
Other revenues	62	70	80	(11)%	(13)%
Net revenues	3,123	2,764	2,641	13%	5%
Operating expenses:
Employee compensation and benefits	760	692	690	10%	0%
Clearing and execution costs	134	109	89	23%	22%
Communications	116	113	111	3%	2%
Occupancy and equipment costs	156	160	150	(3)%	7%
Depreciation and amortization	95	86	72	10%	19%
Amortization of acquired intangible assets	90	91	92	(1)%	(1)%
Professional services	155	145	168	7%	(14)%
Advertising	250	239	248	5%	(4)%
Other	82	73	87	12%	(16)%
Total operating expenses	1,838	1,708	1,707	8%	0%
Operating income	1,285	1,056	934	22%	13%
Other expense (income):
Interest on borrowings	25	25	28	0%	(11)%
Gain on investments, net	(10)	(57)	—	(82)%	N/A
Total other expense (income)	15	(32)	28	N/A	N/A
Pre-tax income	1,270	1,088	906	17%	20%
Provision for income taxes	483	413	320	17%	29%
Net income	$787	$675	$586	17%	15%
Other information:
Effective income tax rate	38.0%	38.0%	35.3%
Average debt outstanding	$1,106	$1,151	$1,257	(4)%	(8)%
Effective interest rate incurred on borrowings	2.20%	2.14%	2.21%

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013
Net Revenues
Commissions and transaction fees increased 15% to $1.35 billion, primarily due to increased client trading activity. Total trades increased 15%, as average client trades per day increased 14% to 426,888 for fiscal 2014 compared to 373,630 for fiscal 2013, and there were two more trading days during fiscal 2014. Two trading days were lost during the prior year due to unscheduled market closures resulting from Hurricane Sandy. Average client trades per funded account were 17.4 for fiscal 2014 compared to 15.8 for fiscal 2013. Average commissions and transaction fees per trade was relatively unchanged overall at $12.62 for fiscal 2014 compared to $12.61 for fiscal 2013, as a 12% increase in average order routing revenue per trade was mostly offset by a higher percentage of reduced commission trades, including negotiated rates for our active trader clients and promotional trades to attract new accounts and client assets, as well as lower average contracts per trade on option trades. We expect average commissions and transaction fees to range between $12.50 and $12.75 per trade during fiscal 2015, depending on the mix of client trading activity, level of order routing revenue and other factors. We expect revenues from commissions and transaction fees to range from $1.26 billion to $1.49 billion for fiscal 2015, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Asset-based revenues, which consist of net interest revenue, insured deposit account fees and investment product fees, increased 12% to $1.71 billion, primarily due to a 9% increase in average spread-based assets and a 22% increase in average market fee-based investment balances. Our net interest margin was relatively unchanged at 1.51% for fiscal 2014, compared to 1.50% for the prior year, as increased net interest revenue from our securities borrowing/lending program was mostly offset by lower average yields earned on client margin and insured deposit account balances. We expect net interest margin to range between 1.49% and 1.57% for fiscal 2015, depending largely on the interest rate environment. We expect asset-based revenues to increase to between $1.79 billion and $2.01 billion for fiscal 2015, primarily due to expected growth in spread-based and fee-based asset balances. The low end of this estimated range assumes no change in the federal funds rate or LIBOR yield curve for fiscal 2015. The high end of the estimated range assumes a gradual increase in the federal funds rate and in interest rates across the LIBOR yield curve for fiscal 2015. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 24% to $581 million, primarily due to a 22% increase in average client margin balances and a $51 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 16 basis points in the average yield earned on client margin balances. We expect net interest revenue to increase to between $590 million and $675 million for fiscal 2015, primarily due to expected growth in average interest-earning asset balances, with the extent of the increase also dependent on the interest rate environment.
Insured deposit account fees increased 2% to $820 million, primarily due to a 7% increase in average client IDA balances, mostly offset by a decrease of 6 basis points in the average yield earned on the IDA assets. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year. We expect insured deposit account fees to increase to between $860 million and $945 million for fiscal 2015, primarily due to expected growth in average IDA balances, with the extent of the increase also dependent on the interest rate environment. For more information about the IDA agreement, please see Note 18 — Related Party Transactions under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
Investment product fees increased 24% to $309 million, primarily due to a 22% increase in average market fee-based investment balances. We expect investment product fees to increase to between $340 million and $385 million for fiscal 2015, primarily due to expected growth in average fee-based investment balances.
Other revenues decreased 11% to $62 million, due primarily to lower client education revenue. We expect other revenues to decrease to between $50 million and $60 million for fiscal 2015.
Operating Expenses
Total operating expenses increased 8% to $1.84 billion during fiscal 2014, as described below. Analysis of the individual components of operating expenses is provided below. We expect total operating expenses to range from $1.8 billion to $2.0 billion for fiscal 2015.

Employee compensation and benefits expense increased 10% to $760 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,578 for fiscal 2014 compared to 5,310 for fiscal 2013.
Clearing and execution costs increased 23% to $134 million, primarily due to higher client trading volumes, increased option clearing and execution costs and increased client statement processing costs.
Occupancy and equipment costs decreased 3% to $156 million, primarily due to costs associated with exiting our previous headquarters building and placing our new Omaha corporate campus in service during the prior year.
Depreciation and amortization increased 10% to $95 million, primarily due to depreciation on our new Omaha corporate campus, which was placed in service in April 2013, and on recent technology infrastructure upgrades.
Professional services increased 7% to $155 million, primarily due to higher costs associated with legal and regulatory matters and increased usage of consulting and contract services in connection with operational and technology projects.
Advertising expense increased 5% to $250 million, primarily due to increased advertising in connection with our sponsorship of the Winter Olympics and an increase in new account promotions. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates. We expect advertising expense to range from $230 million to $270 million for fiscal 2015.
Other operating expenses increased 12% to $82 million, primarily due to higher travel expenses during fiscal 2014 and the impact of a $4 million bad debt recovery during the prior year.
Other Expense (Income) and Income Taxes
Other expense (income) represented $15 million of expense during fiscal 2014 and $32 million of income during fiscal 2013. The change was primarily due to $49 million of net gains recognized on our investment in Knight Capital Group, Inc. during the prior year. We expect to incur other expense ranging from $25 million to $40 million for fiscal 2015, consisting primarily of interest on borrowings.
Our effective income tax rate was 38.0% for both fiscal 2014 and fiscal 2013. The effective tax rate for fiscal 2014 includes $10 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company’s earnings for fiscal 2014 of approximately one cent per share. We expect our effective income tax rate to range from 38% to 39% for fiscal 2015, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
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

Average commissions and transaction fees per trade increased to $12.61 for fiscal 2013 from $12.09 for fiscal 2012, primarily due to higher order routing revenue per trade and, to a lesser extent, a higher percentage of option trades, which earn higher average commissions and transaction fees per trade.
Asset-based revenues increased 3% to $1.52 billion for fiscal 2013, primarily due to a 33% increase in average market fee-based investment balances and a 13% increase in average spread-based assets, partially offset by a decrease of 19 basis points in the net interest margin earned on spread-based assets. Our net interest margin was 1.50% for fiscal 2013, compared to 1.69% for fiscal 2012. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 4% to $469 million, due primarily to a $17 million increase in net interest revenue from our securities borrowing/lending program and a 5% increase in average client margin balances, partially offset by a decrease of 16 basis points in the average yield earned on client margin balances.
Insured deposit account fees decreased 3% to $804 million, primarily due to a decrease of 20 basis points in the average yield earned on the IDA assets, partially offset by a 14% increase in average client IDA balances. The increased IDA balances are mostly due to our success in attracting net new client assets over the past year and, to a lesser extent, due to our strategy of migrating client cash held in client credit balances or swept to money market mutual funds to the IDA offering. During fiscal 2012, we moved approximately $3 billion of client cash out of money market mutual funds.
Investment product fees increased 28% to $250 million, primarily due to a 33% increase in average market fee-based investment balances.
Other revenues decreased 13% to $70 million, due primarily to lower client education revenue, partially offset by increased fees from processing corporate securities reorganizations.
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
Other operating expenses decreased 16% to $73 million, primarily due to lower bad debt expense and lower losses on disposal of property and equipment. Fiscal 2012 included $10 million of losses on disposal of property and equipment, primarily related to our discontinued use of certain software and hardware.

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
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2014 were financed primarily from our subsidiaries’ earnings, cash on hand and borrowings. We financed our payment of a $0.50 per share special cash dividend on December 17, 2013 with $121 million from cash on hand and $155 million borrowed on our parent company’s revolving credit facility. During fiscal 2014, we borrowed an additional $75 million on our parent's revolving credit facility to partially fund repurchases of our common stock under our stock repurchase program. As of September 30, 2014, $150 million of borrowings remained outstanding under the parent company's revolving credit facility. We currently expect to repay the outstanding borrowings on our parent company's revolving credit facility during fiscal 2015; however, we may alter our plans if other capital or liquidity needs arise. On September 15, 2014, we also entered into a secured bank loan in the aggregate principal amount of $69 million, the proceeds of which were used to purchase real estate for use in our operations. We plan to finance our capital and liquidity needs in fiscal 2015 primarily from our subsidiaries’ earnings, cash on hand, and borrowings.
On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025. We intend to use the net proceeds from the issuance of the 3.625% Senior Notes, together with cash on hand, to repay in full the outstanding principal under our 4.150% Senior Notes that mature on December 1, 2014.
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
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of September 30, 2014, our clearing and introducing broker-dealer subsidiaries had $1,569 million and $347 million of net capital, respectively, which exceeded the early warning net capital thresholds by $868 million and $328 million, respectively.
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. TDAC had $284 million and $175 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of September 30, 2014 and 2013, respectively.
TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $14.2 billion and $13.0 billion as of September 30, 2014 and 2013, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $4.8 billion and $5.7 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of September 30, 2014 and 2013, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under “Loan Facilities” later in this section. There were no borrowings outstanding on this facility as of September 30, 2014 and 2013.
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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

		Liquid Assets — Management Target			Liquid Assets — Regulatory Threshold
		September 30,		Change	September 30,		Change
		2014	2013		2014	2013
Cash and cash equivalents		$1,460	$1,062	$398	$1,460	$1,062	$398
Less:	Broker-dealer cash and cash equivalents	(1,090)	(540)	(550)	(1,090)	(540)	(550)
	Trust company cash and cash equivalents	(53)	(74)	21	(53)	(74)	21
	Investment advisory cash and cash equivalents	(19)	(19)	—	(19)	(19)	—
Corporate cash and cash equivalents		298	429	(131)	298	429	(131)
Plus:	Excess trust company Tier 1 capital	—	—	—	12	8	4
	Excess broker-dealer regulatory net capital	464	445	19	1,196	1,040	156
Liquid assets		$762	$874	$(112)	$1,506	$1,477	$29

The changes in liquid assets are summarized as follows (dollars in millions):

		Liquid Assets
		Management Target	Regulatory Threshold
Liquid assets as of September 30, 2013		$874	$1,477
Plus:	EBITDA(1)	1,480	1,480
	Proceeds from issuance of long-term debt	69	69
	Proceeds from notes payable	230	230
	Proceeds from exercise of stock options	8	8
	Proceeds from sale of investments	25	25
	Other investing activities	2	2
Less:	Income taxes paid	(489)	(489)
	Interest paid	(30)	(30)
	Purchase of property and equipment	(144)	(144)
	Principal payments on notes payable	(80)	(80)
	Payment of cash dividends	(540)	(540)
	Purchase of treasury stock	(207)	(207)
	Additional net capital requirement due to increase in aggregate debits	(289)	(145)
	Other changes in working capital and regulatory net capital	(147)	(150)
Liquid assets as of September 30, 2014		$762	$1,506

(1)    See “Financial Performance Metrics” earlier in this section for a description of EBITDA.
Loan Facilities
Senior Notes — As of September 30, 2014 and 2013, we had $500 million aggregate principal amount of 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) and $500 million aggregate principal amount of 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”). The 2014 Notes and 2019 Notes are unsecured and were sold on November 25, 2009 through a public offering. Interest on the 2014 Notes and 2019 Notes is payable semi-annually in arrears on June 1 and December 1 of each year.
We may redeem the 2014 Notes and 2019 Notes, in whole at any time or in part from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus: 30 basis points in the case of the 2014 Notes and 35 basis points in the case of the 2019 Notes, plus, in each case, accrued and unpaid interest to the date of redemption.
On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025 (the “2025 Notes”). Interest on the 2025 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. We intend to use the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the outstanding principal under the 2014 Notes that mature on December 1, 2014.
We may redeem the 2025 Notes, in whole or in part, at any time prior to January 1, 2025 at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus 25 basis points, plus accrued and unpaid interest to the date of redemption. We may redeem the 2025 Notes, in whole or in part, at any time on or after January 1, 2025 at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to the date of redemption.

Secured Loan - On September 15, 2014, we entered into a bank loan agreement (the “Loan Agreement”) in the aggregate principal amount of $69 million, the proceeds of which were used to purchase real estate for use in our operations. The loan is secured by a lien against the purchased real estate. The principal amount of the loan plus accrued interest is due and payable in 20 consecutive quarterly installments, beginning January 1, 2015, with the last installment due on October 1, 2019. The interest rate under the Loan Agreement is based on the one-month London Interbank Offered Rate (“LIBOR”), adjusted and determined monthly, plus 1.375 percentage points. At September 30, 2014, the interest rate was 1.53%. We may prepay any principal or interest under the loan without penalty or other cost. The covenants applicable under the Loan Agreement are substantially consistent with the terms of the TD Ameritrade Holding Corporation Credit Agreement, dated June 11, 2014, described below.
Fair Value Hedging — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, we entered into a fixed-for-variable interest rate swap on the 2014 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2014 Notes. In addition, on January 7, 2011, we entered into a fixed-for-variable interest rate swap on the 2019 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 1.245% for the swap on the 2014 Notes and (b) 2.3745% for the swap on the 2019 Notes. As of September 30, 2014, the weighted average effective interest rate on the Senior Notes was 2.04%.
In addition, on November 19, 2014, we entered into a fixed-for-variable interest rate swap on the 2025 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2025 Notes. Under the terms of this interest rate swap agreement, we receive semi-annual fixed-rate interest payments based on the same rate applicable to the 2025 Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus 1.1022%.
Cash Flow Hedging — On January 17, 2014, we entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million, to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated refinancing of the 2014 Notes.
On October 17, 2014, we sold $500 million of 2025 Notes as described under “Senior Notes” above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts.
TD Ameritrade Holding Corporation Credit Agreement — On June 11, 2014, TD Ameritrade Holding Corporation (the “Parent”) entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “Parent Revolving Facility”). The Parent Revolving Facility replaced the Parent's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 28, 2014. The maturity date of the Parent Revolving Facility is June 11, 2019.
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
As of September 30, 2014, there was $150 million of borrowings outstanding under the Parent Revolving Facility, consisting of Parent LIBOR loans. As of September 30, 2014, the commitment fee was 0.15% and the interest rate margin was 1.25%, each determined by reference to the Company’s public debt ratings, and the interest rate was 1.40%, based on one-month LIBOR plus the interest rate margin.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2014.
TD Ameritrade Clearing, Inc. Credit Agreement — On June 11, 2014, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The TDAC Revolving Facility replaced TDAC’s prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 28, 2014. The maturity date of the TDAC Revolving Facility is June 11, 2019.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 0.75% to 1.50% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of September 30, 2014, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2014.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2014.
Stock Repurchase Programs
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During fiscal 2014, we repurchased approximately 6.0 million shares under the plan at a weighted average purchase price of $31.37 per share. From the inception of this stock repurchase authorization through September 30, 2014, we have repurchased approximately 11.1 million shares at a weighted average purchase price of $25.02 per share. As of September 30, 2014, we had approximately 18.9 million shares remaining on the stock repurchase authorization.
Cash Dividends
We declared $0.12 per share, $0.09 per share and $0.06 per share quarterly cash dividends on our common stock during each quarter of fiscal years 2014, 2013 and 2012, respectively. We also declared and paid a $0.50 per share special cash dividend on our common stock during both the first quarter of fiscal 2014 and the first quarter of fiscal 2013. We paid $540 million, $471 million and $132 million to fund the dividends for fiscal years 2014, 2013 and 2012, respectively.
On October 28, 2014, we declared a $0.15 per share quarterly cash dividend on our common stock for the first quarter of fiscal 2015. We paid approximately $82 million on November 20, 2014 to fund the quarterly cash dividend.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 13 — Commitments and Contingencies and “Insured Deposit Account Agreement” under Note 18 — Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (26% of our net revenues for the fiscal year ended September 30, 2014) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2014 (dollars in millions):

	Total	Payments Due by Period (Fiscal Years):
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations		2015	2016-17	2018-19	After 2019
Notes payable and long-term debt obligations(1)	$1,296	$677	$57	$56	$506
Operating lease obligations	345	54	105	96	90
Purchase obligations(2)	178	80	84	2	12
Income taxes payable(3)	211	211	—	—	—
Total	$2,030	$1,022	$246	$154	$608

(1)
Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the 2014 Notes and 2019 Notes, the interest rate swaps, the revolving credit facilities and the secured loan. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)
Purchase obligations primarily relate to agreements for goods and services such as computer hardware and software, telecommunications, market information, advertising and marketing, professional services, and employee compensation and benefits.

(3)
A significant portion of our income taxes payable as of September 30, 2014 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

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
Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of September 30, 2014, our consolidated duration was 2.2 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2014 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $104 million to $176 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $16 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Ameritrade Holding Corporation at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
November 21, 2014

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and 2013

	2014	2013
	(In millions)
ASSETS
Cash and cash equivalents	$1,460	$1,062
Cash and investments segregated and on deposit for regulatory purposes	5,116	5,894
Receivable from brokers, dealers and clearing organizations	1,108	1,348
Receivable from clients, net	11,639	8,984
Receivable from affiliates	99	117
Other receivables, net	147	137
Securities owned, at fair value	332	323
Property and equipment at cost, net	543	497
Goodwill	2,467	2,467
Acquired intangible assets, net	751	841
Other assets	169	166
Total assets	$23,831	$21,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,421	$1,973
Payable to clients	14,497	13,183
Accounts payable and other liabilities	595	596
Payable to affiliates	5	4
Notes payable	150	—
Long-term debt	1,101	1,052
Deferred income taxes	314	352
Total liabilities	19,083	17,160
Stockholders’ equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 631 million shares issued; 2014 — 545 million shares outstanding; 2013 — 550 million shares outstanding	6	6
Additional paid-in capital	1,618	1,592
Retained earnings	4,551	4,304
Treasury stock, common, at cost: 2014 — 86 million shares; 2013 — 81 million shares	(1,409)	(1,226)
Accumulated other comprehensive loss	(18)	—
Total stockholders’ equity	4,748	4,676
Total liabilities and stockholders’ equity	$23,831	$21,836
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2014, 2013 and 2012

	2014	2013	2012
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,351	$1,171	$1,087
Asset-based revenues:
Interest revenue	587	476	456
Brokerage interest expense	(6)	(7)	(6)
Net interest revenue	581	469	450
Insured deposit account fees	820	804	828
Investment product fees	309	250	196
Total asset-based revenues	1,710	1,523	1,474
Other revenues	62	70	80
Net revenues	3,123	2,764	2,641
Operating expenses:
Employee compensation and benefits	760	692	690
Clearing and execution costs	134	109	89
Communications	116	113	111
Occupancy and equipment costs	156	160	150
Depreciation and amortization	95	86	72
Amortization of acquired intangible assets	90	91	92
Professional services	155	145	168
Advertising	250	239	248
Other	82	73	87
Total operating expenses	1,838	1,708	1,707
Operating income	1,285	1,056	934
Other expense (income):
Interest on borrowings	25	25	28
Gain on investments, net	(10)	(57)	—
Total other expense (income)	15	(32)	28
Pre-tax income	1,270	1,088	906
Provision for income taxes	483	413	320
Net income	$787	$675	$586
Earnings per share — basic	$1.43	$1.23	$1.07
Earnings per share — diluted	$1.42	$1.22	$1.06
Weighted average shares outstanding — basic	550	549	548
Weighted average shares outstanding — diluted	554	554	554
Dividends declared per share	$0.98	$0.86	$0.24
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2014, 2013 and 2012

	2014	2013	2012
	(In millions)
Net income	$787	$675	$586
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Net unrealized gain	—	21	28
Reclassification adjustment for net realized gain included in net income	—	(52)	—
Reclassification of impairment charge	—	3	—
Cash flow hedging instruments:
Net unrealized loss	(29)	—	—
Total other comprehensive income (loss), before tax	(29)	(28)	28
Income tax effect	11	10	(10)
Total other comprehensive income (loss), net of tax	(18)	(18)	18
Comprehensive income	$769	$657	$604
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2014, 2013 and 2012

	Total Common Shares Outstanding	Total Stockholders’ Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance, September 30, 2011	554	$4,116	$6	$1,584	$3,646	$(1,120)	$—
Net income	—	586	—	—	586	—	—
Other comprehensive income, net of tax	—	18	—	—	—	—	18
Payment of cash dividends	—	(132)	—	—	(132)	—	—
Repurchases of common stock	(12)	(208)	—	—	—	(208)	—
Common stock issued for stock-based compensation, including tax effects	3	4	—	(38)	—	42	—
Stock-based compensation expense	—	41	—	41	—	—	—
Balance, September 30, 2012	545	4,425	6	1,587	4,100	(1,286)	18
Net income	—	675	—	—	675	—	—
Other comprehensive loss, net of tax	—	(18)	—	—	—	—	(18)
Payment of cash dividends	—	(471)	—	—	(471)	—	—
Repurchases of common stock	—	(5)	—	—	—	(5)	—
Common stock issued for stock-based compensation, including tax effects	5	41	—	(24)	—	65	—
Stock-based compensation expense	—	29	—	29	—	—	—
Balance, September 30, 2013	550	4,676	6	1,592	4,304	(1,226)	—
Net income	—	787	—	—	787	—	—
Other comprehensive loss, net of tax	—	(18)	—	—	—	—	(18)
Payment of cash dividends	—	(540)	—	—	(540)	—	—
Repurchases of common stock	(7)	(207)	—	—	—	(207)	—
Common stock issued for stock-based compensation, including tax effects	2	18	—	(6)	—	24	—
Stock-based compensation expense	—	32	—	32	—	—	—
Balance, September 30, 2014	545	$4,748	$6	$1,618	$4,551	$(1,409)	$(18)
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2014, 2013 and 2012

	2014	2013	2012
	(In millions)
Cash flows from operating activities:
Net income	$787	$675	$586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	86	72
Amortization of acquired intangible assets	90	91	92
Deferred income taxes	(27)	10	5
Gain on investments, net	(10)	(57)	—
Stock-based compensation	32	29	41
Excess tax benefits on stock-based compensation	(10)	(24)	(9)
Other, net	1	2	8
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	778	(1,864)	(1,511)
Receivable from brokers, dealers and clearing organizations	240	(238)	(275)
Receivable from clients, net	(2,655)	(337)	(588)
Receivable from/payable to affiliates, net	19	(32)	7
Other receivables, net	(10)	(19)	(3)
Securities owned, at fair value	(10)	20	104
Other assets	(37)	4	—
Payable to brokers, dealers and clearing organizations	448	(19)	282
Payable to clients	1,314	2,455	1,749
Accounts payable and other liabilities	(20)	(43)	32
Net cash provided by operating activities	1,025	739	592
Cash flows from investing activities:
Purchase of property and equipment	(144)	(144)	(186)
Purchase of short-term investments	(4)	(4)	(155)
Proceeds from sale and maturity of short-term investments	4	154	4
Proceeds from sale of investments	25	88	2
Purchase of investments	—	—	(44)
Other, net	2	2	2
Net cash provided by (used in) investing activities	(117)	96	(377)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	69	—	—
Principal payments on long-term debt	—	(250)	—
Proceeds from notes payable	230	275	—
Principal payments on notes payable	(80)	(275)	—
Payment of cash dividends	(540)	(471)	(132)
Proceeds from exercise of stock options	8	19	5
Purchase of treasury stock	(207)	(5)	(208)
Principal payments on capital lease obligations	—	(5)	(6)
Excess tax benefits on stock-based compensation	10	24	9
Net cash used in financing activities	(510)	(688)	(332)
Net increase (decrease) in cash and cash equivalents	398	147	(117)
Cash and cash equivalents at beginning of year	1,062	915	1,032
Cash and cash equivalents at end of year	$1,460	$1,062	$915
Supplemental cash flow information:
Interest paid	$30	$32	$34
Income taxes paid	$489	$379	$313
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2014, 2013 and 2012

1.	Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation — The consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the “Parent”), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
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
Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Securities Borrowed and Securities Loaned — Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral provided or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees earned or incurred by the Company are recorded as interest revenue and brokerage interest expense, respectively, on the Consolidated Statements of Income. The related interest receivable from and the brokerage interest payable to broker-dealers are included in other receivables and in accounts payable and other liabilities, respectively, on the Consolidated Balance Sheets.
Receivable from/Payable to Clients — Receivable from clients primarily consists of margin loans to securities brokerage clients, which are collateralized by client securities, and is carried at the amount receivable, net of an allowance for doubtful accounts that is primarily based on the amount of unsecured margin balances. Payable to

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clients primarily consists of client cash held in brokerage accounts and is carried at the amount of client cash on deposit. The Company earns interest revenue and pays interest expense on its receivable from client and payable to client balances, respectively. The interest revenue and expense are included in net interest revenue on the Consolidated Statements of Income.
Securities Owned — Securities owned by our broker-dealer subsidiaries are recorded on a trade-date basis and carried at fair value, and the related changes in fair value are generally included in other revenues on the Consolidated Statements of Income.
Property and Equipment — Property and equipment is recorded at cost, net of accumulated depreciation and amortization, except for land, which is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful service lives of the assets, which range from 10 to 40 years for buildings and building components and three to seven years for all other depreciable property and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.
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
Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset’s carrying amount. The Company also evaluates the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization.
The Company tests its indefinite-lived acquired intangible asset for impairment on at least an annual basis. To determine if the indefinite-lived intangible asset is impaired, the Company first assesses certain qualitative factors. Based on this assessment, if it is determined that more likely than not the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company performs a quantitative impairment test. No impairment charges have resulted from the annual impairment tests.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Transaction-based Revenues — Client securities trades are recorded on a settlement-date basis with such trades generally settling within three business days after the trade date. Revenues and expenses related to client trades, including order routing revenue (also referred to as payment for order flow) and revenues from markups on riskless principal trades in fixed-income securities, are recorded on a trade-date basis. Revenues related to client trades are recorded net of promotional allowances. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.
Net Interest Revenue — Net interest revenue primarily consists of income generated by client cash and interest charged to clients on margin balances, net of interest paid to clients on their credit balances. It also includes net interest revenue from securities borrowed and securities loaned transactions.
Insured Deposit Account Fees — Insured deposit account fees consist of revenues resulting from the Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “TD Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums. The IDA agreement is described further in Note 18.
Investment Product Fees — Investment product fee revenue consists of revenues earned on client assets invested in money market mutual funds, other mutual funds and certain Company-sponsored investment programs.
Advertising — The Company expenses advertising costs the first time the advertising takes place.
Derivatives and Hedging Activities — The Company occasionally utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently on the Consolidated Statements of Income. Cash flows from derivative instruments accounted for as fair value hedges or cash flow hedges are classified in the same category on the Consolidated Statements of Cash Flows as the cash flows from the items being hedged. For additional information on the Company's fair value and cash flow hedging instruments, see Note 8.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when such assumed exercise or conversion would have an antidilutive effect on EPS. The difference between the numerator and denominator used in the Company's computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation. The Company excluded from the calculation of diluted earnings per share 0.7 million and 2.5 million shares underlying the stock-based compensation awards for fiscal years 2013 and 2012, respectively, because their inclusion would have been antidilutive. There were no material antidilutive awards for fiscal year 2014.
Recently Adopted Accounting Pronouncements
ASU 2011-11 — On October 1, 2013 the Company retrospectively adopted, for all comparative periods presented, Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in these ASUs enhance disclosures by requiring additional information about financial and derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either (1) offset (netting assets and liabilities) in accordance with Section 210-20-45 or Section 815-10-45 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) or (2) subject to an enforceable master netting arrangement or similar agreement. Adoption of ASU 2011-11 and ASU 2013-01 resulted only in the additional disclosures presented in Note 15.
Recently Issued Accounting Pronouncements
ASU 2014-09 — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and, (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments in ASU 2014-09 by using one of the following two methods: (1) retrospective application to each prior reporting period presented or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Therefore, ASU 2014-09 will be effective for the Company's fiscal year beginning October 1, 2017. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on the Company's financial statements and evaluating which adoption method to apply.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is not expected to result in any accounting changes. The new disclosure requirements of ASU 2014-11 will be effective for the Company's fiscal quarter beginning April 1, 2015.

2.	Cash and Cash Equivalents
The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	September 30,
	2014	2013
Corporate	$298	$429
Broker-dealer subsidiaries	1,090	540
Trust company subsidiary	53	74
Investment advisory subsidiaries	19	19
Total	$1,460	$1,062
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

3.	Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	September 30,
	2014	2013
U.S. government debt securities	$3,070	$1,995
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,193	2,618
Cash in demand deposit accounts	617	1,154
Cash on deposit with futures commission merchants	186	77
U.S. government debt securities on deposit with futures commission merchant	50	50
Total	$5,116	$5,894

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in millions):

	September 30,
	2014	2013
Receivable:
Deposits paid for securities borrowed	$995	$1,220
Broker-dealers	3	9
Clearing organizations	104	115
Securities failed to deliver	6	4
Total	$1,108	$1,348
Payable:
Deposits received for securities loaned	$2,384	$1,948
Broker-dealers	3	2
Clearing organizations	23	15
Securities failed to receive	11	8
Total	$2,421	$1,973

5.	Allowance for Doubtful Accounts on Receivables
The following table summarizes activity in the Company’s allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in millions):

	2014	2013	2012
Beginning balance	$15	$21	$18
Provision for (recovery of) doubtful accounts, net	3	(1)	9
Write-off of doubtful accounts	(8)	(5)	(6)
Ending balance	$10	$15	$21

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
Property and equipment consists of the following (dollars in millions):

	September 30,
	2014	2013
Buildings and building components	$264	$198
Computer equipment	220	205
Software	170	144
Leasehold improvements	156	148
Land	20	17
Other property and equipment	72	67
	902	779
Less: Accumulated depreciation and amortization	(359)	(282)
Property and equipment, net	$543	$497

7.	Goodwill and Acquired Intangible Assets
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. There were no material changes in the carrying amount of goodwill during the fiscal years ended September 30, 2014 and 2013.
Acquired intangible assets consist of the following (dollars in millions):

	September 30,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,228	$(645)	$583	$1,228	$(569)	$659
Technology and content	99	(77)	22	99	(63)	36
Trademark license	146	—	146	146	—	146
	$1,473	$(722)	$751	$1,473	$(632)	$841

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on acquired intangible assets was $90 million, $91 million and $92 million for fiscal years 2014, 2013 and 2012, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2014 is as follows (dollars in millions):

Fiscal Year	Estimated Amortization Expense
2015	$90
2016	85
2017	76
2018	72
2019	68
Thereafter (to 2025)	214
Total	$605

8.	Notes Payable and Long-term Debt
Notes payable and long-term debt consist of the following (dollars in millions):

September 30, 2014	Face Value	Fair Value Adjustment(1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$150	$—	$150
Long-term debt:
Senior Notes:
4.150% Notes due 2014	500	2	502
5.600% Notes due 2019	500	30	530
Secured Loan:
Variable-rate Note due 2019	69	—	69
Subtotal - Long-term debt	1,069	32	1,101
Total notes payable and long-term debt	$1,219	$32	$1,251

September 30, 2013	Face Value	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
4.150% Notes due 2014	$500	$15	$515
5.600% Notes due 2019	500	37	537
Total long-term debt	$1,000	$52	$1,052

(1) Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Fair Value Hedging” below.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal year maturities on long-term debt outstanding at September 30, 2014 are as follows (dollars in millions):

2015	$510
2016	14
2017	14
2018	14
2019	14
Thereafter	503
Total	$1,069
Senior Notes — As of September 30, 2014 and 2013, the Company had $500 million aggregate principal amount of 4.150% Senior Notes due December 1, 2014 (the “2014 Notes”) and $500 million aggregate principal amount of 5.600% Senior Notes due December 1, 2019 (the “2019 Notes”). The 2014 Notes and 2019 Notes are unsecured and were sold on November 25, 2009 through a public offering. Interest on the 2014 Notes and 2019 Notes is payable semi-annually in arrears on June 1 and December 1 of each year.
The 2014 Notes and 2019 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future subsidiaries that is or becomes a borrower or a guarantor under the TD Ameritrade Holding Corporation Credit Agreement, dated as of June 11, 2014, as described below. Currently, the only subsidiary guarantor of the obligations under the 2014 Notes and 2019 Notes is TD Ameritrade Online Holdings Corp. (“TDAOH”). The 2014 Notes, 2019 Notes and the guarantee by TDAOH are the general senior unsecured obligations of the Company and TDAOH.
The Company may redeem the 2014 Notes and 2019 Notes, in whole at any time or in part from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus: 30 basis points in the case of the 2014 Notes and 35 basis points in the case of the 2019 Notes, plus, in each case, accrued and unpaid interest to the date of redemption.
On October 17, 2014, the Company sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025 (the “2025 Notes”). Interest on the 2025 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. The Company intends to use the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the outstanding principal under the Company's 2014 Notes that mature on December 1, 2014.
The Company's obligations in respect to the 2025 Notes are not guaranteed by any of its subsidiaries. The Company may redeem the 2025 Notes, in whole or in part, at any time prior to January 1, 2025 at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus 25 basis points, plus accrued and unpaid interest to the date of redemption. The Company may redeem the 2025 Notes, in whole or in part, at any time on or after January 1, 2025 at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to the date of redemption.
Secured Loan — On September 15, 2014, the Company entered into a bank loan agreement (the “Loan Agreement”) in the aggregate principal amount of $69 million, the proceeds of which were used to purchase real estate for use in the Company’s operations. The loan is secured by a lien against the purchased real estate and is guaranteed by TDAOH and ThinkTech, Inc., a subsidiary of the Company. The principal amount of the loan plus accrued interest is due and payable in 20 consecutive quarterly installments, beginning January 1, 2015, with the last installment due on October 1, 2019. The interest rate under the Loan Agreement is based on the one-month London Interbank Offered Rate (“LIBOR”), adjusted and determined monthly, plus 1.375 percentage points. At

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2014, the interest rate was 1.53%. The Company may prepay any principal or interest under the loan without penalty or other cost. The covenants applicable under the Loan Agreement are substantially consistent with the terms of the TD Ameritrade Holding Corporation Credit Agreement, dated June 11, 2014, described below.
Fair Value Hedging — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, on December 30, 2009, the Company entered into a fixed-for-variable interest rate swap on the 2014 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2014 Notes. In addition, on January 7, 2011, the Company entered into a fixed-for-variable interest rate swap on the 2019 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2019 Notes. The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 1.245% for the swap on the 2014 Notes and (b) 2.3745% for the swap on the 2019 Notes. As of September 30, 2014, the weighted average effective interest rate on the Senior Notes was 2.04%.
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded in interest on borrowings on the Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of interest rate swaps designated as fair value hedges and the hedged fixed-rate debt for the fiscal years indicated (dollars in millions):

	2014	2013	2012
Gain (loss) on fair value of interest rate swaps	$(20)	$(44)	$8
Gain (loss) on fair value of hedged fixed-rate debt	20	44	(8)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—
In addition, on November 19, 2014, the Company entered into a fixed-for-variable interest rate swap on the 2025 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2025 Notes. Under the terms of this interest rate swap agreement, the Company receives semi-annual fixed-rate interest payments based on the same rate applicable to the 2025 Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus 1.1022%.
Cash Flow Hedging – On January 17, 2014, the Company entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million, to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated refinancing of the 2014 Notes.  The Company designated the contracts as a cash flow hedge of the future interest payments.
Under cash flow hedge accounting, until settlement the swap contracts are carried at fair value and, to the extent they are an effective hedge, any unrealized gains or losses are recorded in other comprehensive income (loss). Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. Upon settlement, any realized gain or loss that has been recorded in other comprehensive income (loss) is amortized into earnings over the term of the newly-issued fixed-rate debt. The Company evaluates the effectiveness of forward-starting interest rate swap agreements on a quarterly basis. The Company did not record any ineffectiveness for the fiscal year ended September 30, 2014.
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under “Senior Notes” above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast, and expects to reclassify another $4.4 million of

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-tax net unrealized losses, that were reported in accumulated other comprehensive income (loss), into earnings within the next 12 months.
The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the fiscal years indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	2014	2013	2012
Forward-starting interest rate swaps	$(29)	$—	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	September 30,
		2014	2013
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$32	$52
Forward-starting interest rate swaps designated as cash flow hedges	Accounts payable and other liabilities	$(29)	$—
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the CFTC. The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of September 30, 2014 and 2013, the pay-variable interest rate swap counterparties had pledged $47 million and $67 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets. As of September 30, 2014 the Company had pledged $43 million of collateral to the forward-starting interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other assets on the Consolidated Balance Sheets.
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
As of September 30, 2014, there was $150 million of borrowings outstanding under the Parent Revolving Facility, consisting of Parent LIBOR loans. There were no borrowings outstanding under the Parent's prior unsecured revolving credit facility as of September 30, 2013. As of September 30, 2014, the commitment fee was 0.15% and

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the interest rate margin was 1.25%, each determined by reference to the Company’s public debt ratings, and the interest rate was 1.40%, based on one-month LIBOR plus the interest rate margin.
The obligations under the Parent Revolving Facility are guaranteed by TDAOH and each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Parent, other than broker-dealer subsidiaries, futures commission merchant subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Parent Revolving Facility is TDAOH.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2014.
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
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 0.75% to 1.50% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of September 30, 2014, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility and the prior TDAC unsecured revolving credit facility as of September 30, 2014 and 2013, respectively.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2014.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in millions):

	2014	2013	2012
Current expense:
Federal	$457	$370	$314
State	53	33	1
	510	403	315
Deferred expense (benefit):
Federal	(28)	(2)	(2)
State	1	12	7
	(27)	10	5
Provision for income taxes	$483	$413	$320
A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.1	2.6	2.1
Adjustments to estimated state income taxes	0.2	0.4	0.1
Interest recorded on unrecognized tax benefits, net	0.2	0.3	0.1
Reversal of accruals for unrecognized tax benefits	(0.5)	(0.3)	(1.7)
Reversal of capital loss valuation allowance	—	—	(0.4)
Other	—	—	0.1
	38.0%	38.0%	35.3%
The Company’s effective income tax rate for fiscal years 2014 and 2013 was 38.0%, compared to 35.3% for fiscal year 2012. The provision for income taxes for fiscal year 2014 included $10 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company's earnings for fiscal year 2014 of approximately one cent per share. The provision for income taxes for fiscal year 2013 included $6 million of favorable resolutions of state income tax matters, which was mostly offset by $4 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. The provision for income taxes for fiscal year 2012 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters and a $3 million benefit resulting from the reversal of a valuation allowance related to a capital loss carryover. These items favorably impacted the Company’s earnings for fiscal year 2012 by approximately four cents per share.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following (dollars in millions):

	September 30,
	2014	2013
Deferred tax assets:
Accrued and other liabilities	$78	$72
Intangible assets, state tax benefit	10	12
Stock-based compensation	37	36
Allowance for doubtful accounts	5	6
Operating loss carryforwards	12	21
Unrealized loss on cash flow hedging instruments	11	—
Other deferred tax assets	—	3
Gross deferred tax assets	153	150
Less: Valuation allowance	(9)	(18)
Net deferred tax assets	144	132
Deferred tax liabilities:
Property and intangible assets	(452)	(478)
Other deferred tax liabilities	(6)	(5)
Total deferred tax liabilities	(458)	(483)
Net deferred tax liabilities	$(314)	$(351)
Included in deferred tax assets above as of September 30, 2014 and 2013, is approximately $1 million of deferred tax benefits relating to intangible asset amortization deductions expected to be claimed in various state taxing jurisdictions, which may not be offset by deferred tax liabilities arising from different taxing jurisdictions on the Consolidated Balance Sheets. These amounts are included in other assets on the Consolidated Balance Sheets.
As of September 30, 2014, the Company has recorded a tax benefit for approximately $3 million of federal net operating loss carryover that was acquired as part of the thinkorswim Group Inc. acquisition in fiscal 2009. The net operating loss expires in 2019, and is subject to substantial annual limitations on the utilization of the net operating loss. The amount of tax benefit recorded in the financial statements represents the amount that is more likely than not to be realized within the carryforward period. At September 30, 2014, subsidiaries of the Company have approximately $173 million of separate state operating loss carryforwards. These carryforwards expire between fiscal 2015 and 2033. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The $9 million decrease in the valuation allowance from September 30, 2013 to September 30, 2014 was primarily due to expiration of certain state net operating loss carryforwards during fiscal 2014.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in millions):

	2014	2013	2012
Beginning balance	$137	$139	$145
Additions based on tax positions related to the current year	29	8	10
Additions for tax positions of prior years	10	2	8
Reductions for tax positions of prior years	(1)	(5)	(3)
Reductions due to settlements with taxing authorities	—	(1)	(5)
Reductions due to lapsed statute of limitations	(10)	(6)	(16)
Ending balance	$165	$137	$139
The balance of unrecognized tax benefits as of September 30, 2014 was $165 million ($107 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2013 was $137 million ($89 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The Company’s income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2011 through 2013 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2014 could decrease by up to $49 million ($32 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.
The Company recognized interest and penalties expense (net of the federal benefit) of $3 million and $2 million for fiscal years 2014 and 2013, respectively. The Company recognized $3 million of net benefits for interest and penalties (net of the federal income tax effect) on the Consolidated Statement of Income for fiscal year 2012, due to the favorable resolution of an uncertain tax position. As of September 30, 2014 and 2013, accrued interest and penalties related to unrecognized tax benefits was $53 million and $48 million, respectively.

10.	Capital Requirements
The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis.TDAC, the Company’s clearing broker-dealer subsidiary, and TD Ameritrade, Inc., the Company’s introducing broker-dealer subsidiary, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under CFTC Regulation 1.17, or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Exchange Act Rule 17a-11 and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds.
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2014	$1,569	$280	$1,289	$868	11.19%
September 30, 2013	$1,302	$222	$1,080	$746	11.70%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
September 30, 2014	$347	$17	$330	$328
September 30, 2013	$305	$10	$295	$294
The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $27 million and $23 million as of September 30, 2014 and 2013, respectively, which exceeded the required Tier 1 capital by $12 million and $8 million, respectively.

11.	Stock-based Compensation
The Company has two stock incentive plans under which Company stock-based awards may be granted: the TD Ameritrade Holding Corporation Long-Term Incentive Plan (the “LTIP”) and the 2006 Directors Incentive Plan (the “Directors Plan”). The Company also assumed stock incentive plans in connection with past business combinations. New stock awards can no longer be granted under the assumed plans.The LTIP authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. Under the LTIP, 42,104,174 shares of the Company’s common stock are reserved for issuance to eligible employees, consultants and non-employee directors. The Directors Plan authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock units and restricted stock. Under the Directors Plan, 1,830,793 shares of the Company’s common stock are reserved for issuance to non-employee directors.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense was $32 million, $29 million and $41 million for fiscal years 2014, 2013 and 2012, respectively. The related income tax benefits were $12 million, $11 million and $15 million for fiscal years 2014, 2013 and 2012, respectively.
The following is a summary of option activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,543	$18.36
Exercised	(407)	$17.98
Outstanding at end of year	2,136	$18.43	4.0	$32
Exercisable at end of year	2,136	$18.43	4.0	$32
The Company measures the fair value of stock options using a Black-Scholes valuation model as of the date of grant. No options were granted during fiscal years 2014, 2013 and 2012. The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $6 million, $65 million and $21 million, respectively. As of September 30, 2014, there was no unrecognized compensation cost related to nonvested stock option awards.
The Company measures the fair value of RSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. RSUs are amortized over their applicable vesting period using the straight-line method, reduced by expected forfeitures.
The following is a summary of RSU activity in the Company’s stock incentive plans for the fiscal year ended September 30, 2014:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	5,351	$17.00
Granted	1,197	$29.97
Dividend equivalents	168	$18.66
Vested	(1,640)	$18.72
Forfeited	(244)	$19.34
Nonvested at end of year	4,832	$19.57
As of September 30, 2014, there was $27 million of estimated unrecognized compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period of 1.8 years.
Although the Company does not have a formal policy regarding issuance of shares for stock-based compensation, such shares are generally issued from treasury stock. The Stockholders Agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2014, the Company was not obligated to repurchase additional shares pursuant to the Stockholders Agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock issuances.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Employee Benefit Plans
The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $30 million for fiscal year 2014 and $28 million for each of fiscal years 2013 and 2012.

13.	Commitments and Contingencies
Lease Commitments — The Company has various non-cancelable operating leases on facilities and certain office equipment requiring annual payments as follows (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2015	$54	$(1)	$53
2016	53	(2)	51
2017	52	(2)	50
2018	50	(1)	49
2019	46	(1)	45
Thereafter (to 2030)	90	—	90
Total	$345	$(7)	$338
A majority of the leases for the Company’s branch offices contain provisions for renewal at the Company’s option. Rental expense, net of sublease income, was approximately $49 million, $54 million and $50 million for fiscal years 2014, 2013 and 2012, respectively.
Order Routing Litigation — Five putative class action complaints have been filed regarding TD Ameritrade’s routing of client orders. Four cases are pending in the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al. A fifth case is pending in the U.S. District Court for the District of New Jersey: Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with “best execution” and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients’ non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska’s Consumer Protection Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $30 million as of September 30, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.

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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company has accepted collateral in connection with client margin loans and securities borrowed. Under applicable agreements, the Company is generally permitted to repledge securities held as collateral and use them to enter into securities lending arrangements. The following table summarizes the fair values of client margin securities and stock borrowings that were available to the Company to utilize as collateral on various borrowings or for other purposes, and the amount of that collateral loaned or repledged by the Company (dollars in billions):

	September 30,
	2014	2013
Client margin securities	$16.2	$12.5
Stock borrowings	1.0	1.2
Total collateral available	$17.2	$13.7
Collateral loaned	$2.4	$1.9
Collateral repledged	2.5	1.8
Total collateral loaned or repledged	$4.9	$3.7
The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

		September 30,
Assets	Balance Sheet Classification	2014	2013
Cash	Receivable from brokers, dealers and clearing organizations	$104	$115
U.S. government debt securities	Securities owned, at fair value	181	61
Total		$285	$176
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
See “Insured Deposit Account Agreement” in Note 18 for a description of a guarantee included in that agreement.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value Disclosures
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013 (dollars in millions):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,284	$—	$—	$1,284
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,120	—	3,120
Securities owned:
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	326	—	326
Other	2	3	—	5
Subtotal - Securities owned	2	329	1	332
Other assets:
Pay-variable interest rate swaps(1)	—	32	—	32
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	36	1	37
Total assets at fair value	$1,286	$3,485	$2	$4,773
Liabilities:
Accounts payable and other liabilities:
Forward-starting interest rate swaps(2)	$—	$29	$—	$29
Securities sold, not yet purchased:
Equity securities	1	—	—	1
Total liabilities at fair value	$1	$29	$—	$30

(1)	See "Fair Value Hedging" in Note 8 for details.

(2)	See "Cash Flow Hedging" in Note 8 for details.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$969	$—	$—	$969
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,045	—	2,045
Securities owned:
Auction rate securities	—	—	5	5
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	313	—	313
Other	1	3	—	4
Subtotal - Securities owned	1	316	6	323
Other assets:
Equity securities	13	—	—	13
Pay-variable interest rate swaps(1)	—	52	—	52
U.S. government debt securities	—	4	—	4
Subtotal - Other assets	13	56	—	69
Total assets at fair value	$983	$2,417	$6	$3,406
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$13	$—	$—	$13

(1)	See "Fair Value Hedging" in Note 8 for details.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables, accounts payable and other liabilities and notes payable are short-term in nature and accordingly are carried at amounts that approximate fair value. Cash and cash equivalents include cash and highly-liquid investments with an original maturity of three months or less (categorized as Level 1 of the fair value hierarchy). Receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables, accounts payable and other liabilities and notes payable are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).
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
Long-term debt — As of September 30, 2014, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.081 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.032 billion. As of September 30, 2013, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.100 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.052 billion.
As of September 30, 2014, the $69 million carrying value of the Company’s variable-rate secured loan approximates fair value because of the frequent repricing of the loan based on market interest rates (categorized as Level 2 of the fair value hierarchy).

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Offsetting Assets and Liabilities
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
The following tables present information about the potential effect of rights of setoff associated with the Company’s recognized assets and liabilities as of September 30, 2014 and 2013 (dollars in millions):

	September 30, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(3)	Collateral Received or Pledged (Including Cash) (4)	Net Amount (5)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,193	$—	$1,193	$—	$(1,193)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	995	—	995	(69)	(900)	26
Other assets:
Pay-variable interest rate swaps	32	—	32	—	(32)	—
Total	$2,220	$—	$2,220	$(69)	$(2,125)	$26
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)	$2,384	$—	$2,384	$(69)	$(2,015)	$300
Accounts payable and other liabilities:
Forward-starting interest rate swaps	29	—	29	—	(29)	—
Total	$2,413	$—	$2,413	$(69)	$(2,044)	$300

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(3)	Collateral Received or Pledged (Including Cash) (4)	Net Amount (5)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$2,618	$—	$2,618	$—	$(2,618)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,220	—	1,220	(168)	(1,020)	32
Other assets:
Pay-variable interest rate swaps	52	—	52	—	(52)	—
Total	$3,890	$—	$3,890	$(168)	$(3,690)	$32
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)	$1,948	$—	$1,948	$(168)	$(1,561)	$219

(1)
Included in the gross amounts of deposits paid for securities borrowed is $616 million and $702 million as of September 30, 2014 and 2013, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company.

(2)
Included in the gross amounts of deposits received for securities loaned is $754 million and $275 million as of September 30, 2014 and 2013, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company.

(3)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(4)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At September 30, 2014 and 2013, the Company had received total collateral with a fair value of $2,231 million and $3,919 million, respectively, and pledged total collateral with a fair value of $2,124 million and $1,721 million, respectively.

(5)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Accumulated Other Comprehensive Income (Loss)
The following table presents the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the fiscal years indicated (dollars in millions):

	2014			2013			2012
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Net unrealized gain	$—	$—	$—	$21	$(8)	$13	$28	$(10)	$18
Reclassification adjustment for net realized gain (1)	—	—	—	(52)	19	(33)	—	—	—
Reclassification of impairment charge (1)	—	—	—	3	(1)	2	—	—	—
Change in net unrealized gain	—	—	—	(28)	10	(18)	28	(10)	18
Cash flow hedging instruments:
Net unrealized loss	(29)	11	(18)	—	—	—	—	—	—
Other comprehensive income (loss)	$(29)	$11	$(18)	$(28)	$10	$(18)	$28	$(10)	$18

(1) The before tax reclassification amounts and the related tax effects are included in gain on investments, net and provision for income taxes, respectively, on the Consolidated Statements of Income.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) for the fiscal years indicated (dollars in millions):

	2014	2013	2012
Investments available-for-sale:
Beginning balance	$—	$18	$—
Other comprehensive income (loss) before reclassifications	—	13	18
Amounts reclassified from accumulated other comprehensive income (loss)	—	(31)	—
Current period change	—	(18)	18
Ending balance	$—	$—	$18
Cash flow hedging instruments:
Beginning balance	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(18)	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period change	(18)	—	—
Ending balance	$(18)	$—	$—
Total accumulated other comprehensive income (loss):
Beginning balance	$—	$18	$—
Other comprehensive income (loss) before reclassifications	(18)	13	18
Amounts reclassified from accumulated other comprehensive income (loss)	—	(31)	—
Current period change	(18)	(18)	18
Ending balance	$(18)	$—	$18

17.	Segment and Geographic Area Information
The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company’s revenues from external clients for the fiscal years ended September 30, 2014, 2013 and 2012 were derived from its operations in the United States.

18.	Related Party Transactions
Transactions with TD and Affiliates
As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company’s common stock as of September 30, 2014. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
Insured Deposit Account Agreement
Under the IDA agreement , the TD Depository Institutions make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums.
The current IDA agreement became effective as of January 1, 2013 and has an initial term expiring July 1, 2018. It is automatically renewable for successive five-year terms, provided that it may be terminated by either the Company or the TD Depository Institutions by providing written notice of non-renewal at least two years prior to the initial expiration date or the expiration date of any subsequent renewal period.
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate “notional” investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of September 30, 2014, the IDA portfolio was comprised of approximately 75% fixed-rate notional investments and 25% floating rate investments.
The IDA agreement provides that the Company may designate amounts and maturity dates for the fixed-rate notional investments in the IDA portfolio, subject to certain limitations. For example, if the Company designates that $100 million of deposits be invested in 5-year fixed-rate investments, and on the day such investment is confirmed by the TD Depository Institutions the prevailing fixed yield for the applicable 5-year U.S. dollar LIBOR-based swaps is 1.45%, then the Company will earn a gross fixed yield of 1.45% on that portion of the portfolio (before any deductions for interest paid to clients, the servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums). Under the current IDA agreement, in the event that (1) the federal funds effective rate is established at 0.75% or greater and (2) the rate on 5-year U.S. dollar interest rate swaps is equal to or greater than 1.50% for 20 consecutive business days, then the rate earned by the Company on new fixed-rate notional investments will be reduced by 20% of the excess of the 5-year U.S. dollar swap rate over 1.50%, up to a maximum of 0.10%.
Under the current IDA agreement, the yield on floating-rate investments is calculated daily based on the greater of the following rates published by the Federal Reserve: (1) the interest rate paid by Federal Reserve Banks on balances held in excess of required reserve balances and contractual clearing balances under Regulation D and (2) the daily effective federal funds rate.
The interest rates paid to clients are set by the TD Depository Institutions and are not linked to any index. The servicing fee to the TD Depository Institutions under the IDA agreement is equal to 25 basis points on the aggregate average daily balance in the IDA accounts, subject to adjustment as it relates to deposits of less than or equal to $20 billion kept in floating-rate investments or in fixed-rate notional investments with a maturity of up to 24 months (“short-term fixed-rate investments”). For floating-rate and short-term fixed-rate investments, the servicing fee is equal to the difference of the interest rate earned on the investments less the FDIC premiums paid (in basis points), divided by two. The servicing fee has a floor of 3 basis points (subject to adjustment from time to time to reflect material changes to the TD Depository Institutions’ leverage costs) and a maximum of 25 basis points.
In the event the marketing fee computation results in a negative amount, the Company must pay the TD Depository Institutions the negative amount. This effectively results in the Company guaranteeing the TD Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the marketing fee calculation to result in a negative

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount is remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for the IDA agreement.
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in millions):

Description	Statement of Income Classification	Revenues from TD and Affiliates
		2014	2013	2012
Insured Deposit Account Agreement	Insured deposit account fees	$820	$804	$828
Referral and Strategic Alliance Agreement	Various	12	11	8
Other	Various	5	6	8
Total revenues		$837	$821	$844

Description	Statement of Income Classification	Expenses to TD and Affiliates
		2014	2013	2012
Canadian Call Center Services Agreement	Professional Services	$17	$19	$18
Other	Various	3	4	4
Total expenses		$20	$23	$22
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	September 30,
	2014	2013
Assets:
Receivable from brokers, dealers and clearing organizations	$1	$1
Receivable from affiliates	99	117
Liabilities:
Payable to brokers, dealers and clearing organizations	$96	$115
Payable to affiliates	5	4
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Condensed Consolidating Financial Information
The 2014 Notes and 2019 Notes are jointly and severally and fully and unconditionally guaranteed by TDAOH. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated. Because all other comprehensive income (loss) activity occurred on the parent company for all periods presented, condensed consolidating statements of comprehensive income are not presented.
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2014

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$117	$2	$1,341	$—	$1,460
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,116	—	5,116
Receivable from brokers, dealers and clearing organizations	—	—	1,108	—	1,108
Receivable from clients, net	—	—	11,639	—	11,639
Investments in subsidiaries	5,868	5,754	—	(11,622)	—
Receivable from affiliates	11	2	97	(11)	99
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	605	—	751
Other, net	156	16	1,073	(54)	1,191
Total assets	$6,152	$5,920	$23,446	$(11,687)	$23,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,421	$—	$2,421
Payable to clients	—	—	14,497	—	14,497
Accounts payable and other liabilities	153	—	455	(13)	595
Payable to affiliates	—	—	16	(11)	5
Notes payable	150	—	—	—	150
Long-term debt	1,101	—	—	—	1,101
Deferred income taxes	—	52	303	(41)	314
Total liabilities	1,404	52	17,692	(65)	19,083
Stockholders’ equity	4,748	5,868	5,754	(11,622)	4,748
Total liabilities and stockholders’ equity	$6,152	$5,920	$23,446	$(11,687)	$23,831

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2013

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$199	$7	$856	$—	$1,062
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,894	—	5,894
Receivable from brokers, dealers and clearing organizations	—	—	1,348	—	1,348
Receivable from clients, net	—	—	8,984	—	8,984
Investments in subsidiaries	5,568	5,360	550	(11,478)	—
Receivable from affiliates	4	3	117	(7)	117
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	695	—	841
Other, net	140	9	1,015	(41)	1,123
Total assets	$5,911	$5,525	$21,926	$(11,526)	$21,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,973	$—	$1,973
Payable to clients	—	—	13,183	—	13,183
Accounts payable and other liabilities	180	—	424	(8)	596
Payable to affiliates	3	—	8	(7)	4
Long-term debt	1,052	—	—	—	1,052
Deferred income taxes	—	51	334	(33)	352
Total liabilities	1,235	51	15,922	(48)	17,160
Stockholders’ equity	4,676	5,474	6,004	(11,478)	4,676
Total liabilities and stockholders’ equity	$5,911	$5,525	$21,926	$(11,526)	$21,836

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2014

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$14	$—	$3,123	$(14)	$3,123
Operating expenses	13	—	1,839	(14)	1,838
Operating income	1	—	1,284	—	1,285
Other expense (income)	24	—	(9)	—	15
Income (loss) before income taxes and equity in income of subsidiaries	(23)	—	1,293	—	1,270
Provision for (benefit from) income taxes	(14)	(1)	498	—	483
Income (loss) before equity in income of subsidiaries	(9)	1	795	—	787
Equity in income of subsidiaries	796	787	17	(1,600)	—
Net income	$787	$788	$812	$(1,600)	$787

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2013

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$12	$—	$2,763	$(11)	$2,764
Operating expenses	10	—	1,709	(11)	1,708
Operating income	2	—	1,054	—	1,056
Other income	(23)	—	(9)	—	(32)
Income before income taxes and equity in income of subsidiaries	25	—	1,063	—	1,088
Provision for income taxes	8	—	405	—	413
Income before equity in income of subsidiaries	17	—	658	—	675
Equity in income of subsidiaries	658	634	36	(1,328)	—
Net income	$675	$634	$694	$(1,328)	$675

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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2014

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(81)	$1	$1,105	$1,025
Cash flows from investing activities:
Purchase of property and equipment	—	—	(144)	(144)
Proceeds from sale and maturity of short-term investments	—	—	4	4
Purchase of short-term investments	—	—	(4)	(4)
Proceeds from sale of investments	13	—	12	25
Other, net	—	—	2	2
Net cash provided by (used in) investing activities	13	—	(130)	(117)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	69	—	—	69
Proceeds from notes payable	230	—	—	230
Principal payments on notes payable	(80)	—	—	(80)
Payment of cash dividends	(540)	—	—	(540)
Purchase of treasury stock	(207)	—	—	(207)
Other, net	18	—	—	18
Net cash used in financing activities	(510)	—	—	(510)
Intercompany investing and financing activities, net	496	(6)	(490)	—
Net increase (decrease) in cash and cash equivalents	(82)	(5)	485	398
Cash and cash equivalents at beginning of year	199	7	856	1,062
Cash and cash equivalents at end of year	$117	$2	$1,341	$1,460

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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2012

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$46	$2	$544	$592
Cash flows from investing activities:
Purchase of property and equipment	—	—	(186)	(186)
Purchase of short-term investments	(152)	—	(3)	(155)
Purchase of investments	(43)	—	(1)	(44)
Proceeds from sale of investments	2	—	—	2
Proceeds from sale and maturity of short-term investments	—	—	4	4
Other, net	—	—	2	2
Net cash used in investing activities	(193)	—	(184)	(377)
Cash flows from financing activities:
Purchase of treasury stock	(208)	—	—	(208)
Payment of cash dividends	(132)	—	—	(132)
Other, net	4	—	4	8
Net cash provided by (used in) financing activities	(336)	—	4	(332)
Intercompany investing and financing activities, net	567	(3)	(564)	—
Net increase (decrease) in cash and cash equivalents	84	(1)	(200)	(117)
Cash and cash equivalents at beginning of year	94	7	931	1,032
Cash and cash equivalents at end of year	$178	$6	$731	$915

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)
(Dollars in millions, except per share amounts)

	For the Fiscal Year Ended September 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$752	$812	$763	$795
Operating income	$307	$323	$316	$338
Net income	$192	$194	$190	$211
Basic earnings per share	$0.35	$0.35	$0.34	$0.39
Diluted earnings per share	$0.35	$0.35	$0.34	$0.38

	For the Fiscal Year Ended September 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net revenues	$651	$679	$725	$709
Operating income	$241	$237	$298	$279
Net income	$147	$144	$184	$200
Basic earnings per share	$0.27	$0.26	$0.33	$0.36
Diluted earnings per share	$0.27	$0.26	$0.33	$0.36
Quarterly amounts may not sum to fiscal year totals due to rounding.

(1)
On July 1, 2013, Knight Capital Group, Inc. ("Knight") completed its merger with GETCO Holding Company, LLC. The Company received merger consideration in exchange for its investment in Knight Class A common stock. The Company’s results of operations for the fourth quarter of fiscal 2013 include a pre-tax gain of $54 million ($34 million after tax, or $0.06 per diluted share) in connection with this transaction, which is included in gain on investments, net on the Consolidated Statements of Income.

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 based on framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of September 30, 2014, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of September 30, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. That opinion appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have audited TD Ameritrade Holding Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TD Ameritrade Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, TD Ameritrade Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Ameritrade Holding Corporation as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of TD Ameritrade Holding Corporation for each of the three years in the period ended September 30, 2014 and our report dated November 21, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
November 21, 2014

Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2014 (the “Proxy Statement”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of September 30, 2014, information about compensation plans under which equity securities of the Company are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	7,208,388	(1)	$18.43	(2)	10,576,526	(3)

(1)	Consists of 2,136,326 stock options, 4,831,542 restricted stock units and 240,520 deferred stock units outstanding under the Company’s stock incentive plans.

(2)	The weighted average exercise price does not take into account awards that have no exercise price, such as restricted stock units and deferred stock units.

(3)
The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the “LTIP”) and the 2006 Directors Incentive Plan (the “Directors Plan”) authorize the issuance of shares of common stock as well as options. As of September 30, 2014, there were 9,620,977 shares and 955,549 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

The previous table includes the following options assumed in connection with the Company’s acquisition of thinkorswim Group Inc. in fiscal 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights
Plan Category	(a)	(b)
Equity compensation plans approved by security holders	63,586	$27.84
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

Exhibit No.	Description

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.2)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.2)

4.5
Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 23, 2014)

4.6	Form of 3.625% Senior Note due 2025 (included in Exhibit 4.5)

4.7
Supplemental Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on October 23, 2014)

10.1*
Form of Indemnification Agreement, dated as of May 30, 2006, between TD Ameritrade Holding Corporation and several current and previous members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 5, 2006)

10.2*
Chairman of the Board of Directors Term Sheet, effective as of June 1, 2011, between Joseph H. Moglia and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on November 18, 2011)

10.3*
Employment Agreement, effective as of October 1, 2013, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2013)

10.4*
Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 8, 2008)

10.5*	Form of Restricted Stock Unit Agreement for Fredric J. Tomczyk (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)

10.6*
Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)

10.7*
Amendment to Employment Agreement, executed on December 20, 2012, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)

10.8*
Amendment to Employment Agreement, executed on August 30, 2013, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on November 22, 2013)

10.9*
Executive Employment Term Sheet, effective as of April 11, 2011, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 6, 2011)

10.10*
Amendment to Executive Employment Term Sheet, executed on December 19, 2012, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)

10.11*	Form of Restricted Stock Unit Agreement for Marvin W. Adams (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 20, 2012)

10.12*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 18, 2011)

Exhibit No.	Description
10.13*
Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.14*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 4, 2011)

10.15*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2012)

10.16*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)

10.17*	Form of Directors Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

10.18*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on February 4, 2011)

10.19*
Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2005)

10.20*
TD Ameritrade Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 18, 2011)

10.21
Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 28, 2005)

10.22
Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on May 8, 2006)

10.23
Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on November 13, 2009)

10.24
Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on November 19, 2010)

10.25
Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 7, 2012)

10.26
Amendment No. 5 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated December 4, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 5, 2013)

10.27†
Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)

Exhibit No.	Description
10.28
Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on September 12, 2005)

10.29
Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)

10.30
Credit Agreement, dated June 11, 2014, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 17, 2014)

10.31
Credit Agreement, dated June 11, 2014, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on June 17, 2014)

10.32
Loan Agreement, dated September 15, 2014, among TD Ameritrade Holding Corporation, Thinktech, Inc. and TD Ameritrade Online Holdings Corp., as guarantors, and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 18, 2014)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of November, 2014.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of November, 2014.

/s/ JOSEPH H. MOGLIA	/s/ BHARAT B. MASRANI
Joseph H. Moglia Chairman of the Board	Bharat B. Masrani Director

/s/ MARK L. MITCHELL
W. Edmund Clark Vice Chairman of the Board	Mark L. Mitchell Director

/s/ MARSHALL A. COHEN	/s/ WILBUR J. PREZZANO
Marshall A. Cohen Director	Wilbur J. Prezzano Director

/s/ DAN W. COOK III	/s/ J. PETER RICKETTS
Dan W. Cook III Director	J. Peter Ricketts Director

/s/ KAREN E. MAIDMENT	/s/ ALLAN R. TESSLER
Karen E. Maidment Director	Allan R. Tessler Director