Form 10-Q
period 2014-12-31
TD AMERITRADE HOLDING CORP
filed 2015-02-05
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2014
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
Yes  ☐    No  ☒
As of January 28, 2015, there were 543,533,173 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of December 31, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated November 21, 2014. In our opinion, the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 5, 2015

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	September 30, 2014
	(In millions)
ASSETS
Cash and cash equivalents	$1,877	$1,460
Cash and investments segregated and on deposit for regulatory purposes	4,531	5,116
Receivable from brokers, dealers and clearing organizations	1,196	1,108
Receivable from clients, net	11,646	11,639
Receivable from affiliates	117	99
Other receivables, net	130	147
Securities owned, at fair value	441	332
Property and equipment at cost, net	540	543
Goodwill	2,467	2,467
Acquired intangible assets, net	728	751
Other assets	142	169
Total assets	$23,815	$23,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,079	$2,421
Payable to clients	14,861	14,497
Accounts payable and other liabilities	573	595
Payable to affiliates	5	5
Notes payable	113	150
Long-term debt	1,112	1,101
Deferred income taxes	312	314
Total liabilities	19,055	19,083
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; December 31, 2014 - 543 million shares outstanding; September 30, 2014 - 545 million shares outstanding	6	6
Additional paid-in capital	1,623	1,618
Retained earnings	4,681	4,551
Treasury stock, common, at cost: December 31, 2014 - 88 million shares; September 30, 2014 - 86 million shares	(1,523)	(1,409)
Accumulated other comprehensive loss	(27)	(18)
Total stockholders’ equity	4,760	4,748
Total liabilities and stockholders’ equity	$23,815	$23,831
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2014	2013
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$359	$328
Asset-based revenues:
Interest revenue	163	128
Brokerage interest expense	(2)	(1)
Net interest revenue	161	127
Insured deposit account fees	207	208
Investment product fees	83	72
Total asset-based revenues	451	407
Other revenues	9	17
Net revenues	819	752
Operating expenses:
Employee compensation and benefits	199	183
Clearing and execution costs	35	30
Communications	31	28
Occupancy and equipment costs	41	37
Depreciation and amortization	23	24
Amortization of acquired intangible assets	23	23
Professional services	37	38
Advertising	64	63
Other	22	19
Total operating expenses	475	445
Operating income	344	307
Other expense:
Interest on borrowings	9	6
Other	1	—
Total other expense	10	6
Pre-tax income	334	301
Provision for income taxes	123	109
Net income	$211	$192
Earnings per share - basic	$0.39	$0.35
Earnings per share - diluted	$0.39	$0.35
Weighted average shares outstanding - basic	544	551
Weighted average shares outstanding - diluted	548	555
Dividends declared per share	$0.15	$0.62
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
	2014	2013
	(In millions)
Net income	$211	$192
Other comprehensive loss, before tax:
Cash flow hedging instruments:
Net unrealized loss	(15)	—
Reclassification adjustment for portion of realized loss amortized to net income	1	—
Total other comprehensive loss, before tax	(14)	—
Income tax effect	5	—
Total other comprehensive loss, net of tax	(9)	—
Comprehensive income	$202	$192
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2014	2013
	(In millions)
Cash flows from operating activities:
Net income	$211	$192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23	24
Amortization of acquired intangible assets	23	23
Deferred income taxes	3	12
Stock-based compensation	9	8
Excess tax benefits on stock-based compensation	(11)	(5)
Other, net	(1)	—
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	585	555
Receivable from brokers, dealers and clearing organizations	(88)	146
Receivable from clients, net	(7)	(853)
Receivable from/payable to affiliates, net	(18)	(16)
Other receivables, net	17	13
Securities owned, at fair value	(109)	(39)
Other assets	42	(6)
Payable to brokers, dealers and clearing organizations	(342)	266
Payable to clients	364	196
Accounts payable and other liabilities	(29)	(64)
Net cash provided by operating activities	672	452
Cash flows from investing activities:
Purchase of property and equipment	(21)	(24)
Proceeds from sale of investments	1	13
Other	3	—
Net cash used in investing activities	(17)	(11)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$500	$—
Payment of debt issuance costs	(5)	—
Principal payments on long-term debt	(500)	—
Proceeds from notes payable	—	155
Principal payments on notes payable	(37)	—
Payment of cash dividends	(82)	(342)
Proceeds from exercise of stock options: Three months ended December 31, 2014 - 0.6 million shares	11	—
Purchase of treasury stock: Three months ended December 31, 2014 - 4.2 million shares; 2013 - 0.4 million shares	(136)	(12)
Excess tax benefits on stock-based compensation	11	5
Net cash used in financing activities	(238)	(194)
Net increase in cash and cash equivalents	417	247
Cash and cash equivalents at beginning of period	1,460	1,062
Cash and cash equivalents at end of period	$1,877	$1,309
Supplemental cash flow information:
Interest paid	$8	$7
Income taxes paid	$132	$120
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended December 31, 2014 and 2013
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2014.
2. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	December 31, 2014	September 30, 2014
Corporate	$358	$298
Broker-dealer subsidiaries	1,434	1,090
Futures commission merchant subsidiary	2	—
Trust company subsidiary	55	53
Investment advisory subsidiaries	28	19
Total	$1,877	$1,460
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, futures commission merchant ("FCM") and trust company subsidiaries to the parent company. Most of the trust company cash and cash equivalents arises from client transactions in the process of settlement, and therefore is generally not available for corporate purposes. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	December 31, 2014	September 30, 2014
U.S. government debt securities	$2,667	$3,070
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,291	1,193
Cash in demand deposit accounts	413	617
U.S. government debt securities on deposit with futures commission merchant	116	50
Cash on deposit with futures commission merchants	44	186
Total	$4,531	$5,116
4. INCOME TAXES
The Company’s effective income tax rate for the three months ended December 31, 2014 was 36.8%, compared to 36.2% for the three months ended December 31, 2013. The provision for income taxes for the three months ended December 31, 2014 was lower than normal primarily due to $6 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for the three months ended December 31, 2014 by approximately one cent per share. The provision for income taxes for the three months ended December 31, 2013 was lower than normal primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company’s earnings for the three months ended December 31, 2013 of approximately one cent per share.

5. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consist of the following (dollars in millions):

December 31, 2014	Face Value	Fair Value Adjustment (1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$113	$—	$113
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	34	534
3.625% Notes due 2025	500	9	509
Secured Loan:
Variable-rate Note due 2019	69	—	69
Subtotal – Long-term debt	1,069	43	1,112
Total notes payable and long-term debt	$1,182	$43	$1,225

September 30, 2014	Face Value	Fair Value Adjustment (1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$150	$—	$150
Long-term debt:
Senior Notes:
4.150% Notes due 2014	500	2	502
5.600% Notes due 2019	500	30	530
Secured Loan:
Variable-rate Note due 2019	69	—	69
Subtotal – Long-term debt	1,069	32	1,101
Total notes payable and long-term debt	$1,219	$32	$1,251

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Fair Value Hedging” below.
Senior Notes - On October 17, 2014, the Company sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025 (the “2025 Notes”). Interest on the 2025 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. The Company used the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the outstanding principal under the Company's 4.150% Senior Notes (the "2014 Notes") that matured on December 1, 2014.
Fair Value Hedging – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, the Company has entered into fixed-for-variable interest rate swaps on each of its Senior Notes. Each fixed-for-variable interest rate swap has a notional amount of $500 million and a maturity date matching the maturity date of the respective Senior Notes. During December 2014, the Company paid in full the outstanding principal under the 2014 Notes and the interest rate swap on the 2014 Notes expired.
The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 5.600% Senior Notes due December 1, 2019 (the "2019 Notes") and (b) 1.1022% for the swap on the 2025 Notes. As of December 31, 2014, the weighted average effective interest rate on the Senior Notes was 1.94%.

The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded in interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of interest rate swaps designated as fair value hedges and the hedged fixed-rate debt for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2014	2013
Gain (loss) on fair value of interest rate swaps	$11	$(11)
Gain (loss) on fair value of hedged fixed-rate debt	(11)	11
Net gain (loss) recorded in interest on borrowings	$—	$—
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
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under “Senior Notes” above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of December 31, 2014, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive income (loss), into interest on borrowings on the Condensed Consolidated Statements of Income within the next 12 months.
The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the periods indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)
	Three Months Ended December 31,
	2014	2013
Forward-starting interest rate swaps	$(15)	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	December 31, 2014	September 30, 2014
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$43	$32
Forward-starting interest rate swaps designated as cash flow hedges	Accounts payable and other liabilities	$—	$(29)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of December 31, 2014 and September 30, 2014, the pay-variable interest rate swap counterparties had pledged $45 million and $47 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance

Sheets. As of September 30, 2014 the Company had pledged $43 million of collateral to the forward-starting interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other assets on the Condensed Consolidated Balance Sheets.
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
Under Rule 15c3-1, TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. As an FCM registered with the CFTC, TD Ameritrade, Inc. is also subject to CFTC Regulation 1.17 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association, which requires the maintenance of minimum net capital of the greatest of (a) $1.0 million, (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts, or (c) its Rule 15c3-1 net capital requirement.
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
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
December 31, 2014	$1,552	$278	$1,274	$856	11.15%
September 30, 2014	$1,569	$280	$1,289	$868	11.19%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
December 31, 2014	$263	$11	$252	$251
September 30, 2014	$347	$17	$330	$328

During October 2014, TD Ameritrade Futures & Forex LLC ("TDAFF"), a subsidiary of the Company, registered as an FCM with the CFTC. Although TDAFF has not yet commenced operations, it is subject to CFTC Regulation 1.17 under the Commodity Exchange Act, which requires the maintenance of minimum net capital as described above. Net capital and net capital requirements for TDAFF are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (150% of Required Net Capital)
December 31, 2014	$2	$1	1	$—
September 30, 2014	N/A	N/A	N/A	N/A
The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $28 million and $27 million as of December 31, 2014 and September 30, 2014, respectively, which exceeded the required Tier 1 capital by $13 million and $12 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Legal and Regulatory Matters
Order Routing Litigation – Five putative class action complaints have been filed regarding TD Ameritrade’s routing of client orders. The cases are pending in the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with “best execution” and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients’ non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska’s Consumer Protection Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $30 million as of December 31, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

	December 31, 2014	September 30, 2014
Client margin securities	$16.1	$16.2
Stock borrowings	1.0	1.0
Total collateral available	$17.1	$17.2

Collateral loaned	$2.0	$2.4
Collateral repledged	2.5	2.5
Total collateral loaned or repledged	$4.5	$4.9
The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	December 31, 2014	September 30, 2014
Cash	Receivable from brokers, dealers and clearing organizations	$169	$104
U.S. government debt securities	Securities owned, at fair value	286	181
Total		$455	$285

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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014 (dollars in millions):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,420	$—	$—	$1,420
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,783	—	2,783
Securities owned:
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	434	—	434
Other	2	4	—	6
Subtotal - Securities owned	2	438	1	441
Other assets:
Pay-variable interest rate swaps(1)	—	43	—	43
U.S. government debt securities	—	3	—	3
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	46	1	47
Total assets at fair value	$1,422	$3,267	$2	$4,691
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$31	$—	$—	$31
U.S. government debt securities	—	6	—	6
Total liabilities at fair value	$31	$6	$—	$37

(1)	See “Fair Value Hedging” in Note 5 for details.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,284	$—	$—	$1,284
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,120	—	3,120
Securities owned:
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	326	—	326
Other	2	3	—	5
Subtotal - Securities owned	2	329	1	332
Other assets:
Pay-variable interest rate swaps(1)	—	32	—	32
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	36	1	37
Total assets at fair value	$1,286	$3,485	$2	$4,773
Liabilities:
Accounts payable and other liabilities:
Forward-starting interest rate swaps(2)	$—	$29	$—	$29
Securities sold, not yet purchased:
Equity securities	1	—	—	1
Total liabilities at fair value	$1	$29	$—	$30

(1)	See “Fair Value Hedging” in Note 5 for details.

(2)	See “Cash Flow Hedging” in Note 5 for details.
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
Long-term debt – As of December 31, 2014, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.100 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.043 billion. As of September 30, 2014, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.081 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.032 billion.
As of December 31, 2014 and September 30, 2014, the $69 million carrying value of the Company's variable-rate secured loan approximates fair value because of the frequent repricing of the loan based on market interest rates (categorized as Level 2 of the fair value hierarchy).

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
The following tables present information about the potential effect of rights of setoff associated with the Company’s recognized assets and liabilities as of December 31, 2014 and September 30, 2014 (dollars in millions):

	December 31, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(3)	Collateral Received or Pledged (Including Cash) (4)	Net Amount (5)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,291	$—	$1,291	$—	$(1,291)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	1,015	—	1,015	(82)	(906)	27
Other assets:
Pay-variable interest rate swaps	43	—	43	—	(43)	—
Total	$2,349	$—	$2,349	$(82)	$(2,240)	$27
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$2,030	$—	$2,030	$(82)	$(1,712)	$236

	September 30, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(3)	Collateral Received or Pledged (Including Cash) (4)	Net Amount (5)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,193	$—	$1,193	$—	$(1,193)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	995	—	995	(69)	(900)	26
Other assets:
Pay-variable interest rate swaps	32	—	32	—	(32)	—
Total	$2,220	$—	$2,220	$(69)	$(2,125)	$26
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$2,384	$—	$2,384	$(69)	$(2,015)	$300
Accounts payable and other liabilities:
Forward-starting interest rate swaps	29	—	29	—	(29)	—
Total	$2,413	$—	$2,413	$(69)	$(2,044)	$300

(1)
Included in the gross amounts of deposits paid for securities borrowed is $630 million and $616 million as of December 31, 2014 and September 30, 2014, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company.

(2)
Included in the gross amounts of deposits received for securities loaned is $640 million and $754 million as of December 31, 2014 and September 30, 2014, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company.

(3)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(4)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At December 31, 2014 and September 30, 2014, the Company had received total collateral with a fair value of $2,348 million and $2,231 million, respectively, and pledged total collateral with a fair value of $1,789 million and $2,124 million, respectively.

(5)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the net change in fair value recorded for the component of other comprehensive loss before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$(15)	$5	$(10)	$—	$—	$—
Reclassification adjustment for portion of realized loss amortized to net income (1)	1	—	1	—	—	—
Other comprehensive loss	$(14)	$5	$(9)	$—	$—	$—

(1) The before tax reclassification adjustment amount and the related tax effect are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.
The following table presents after-tax changes in accumulated other comprehensive loss (dollars in millions):

	Three Months Ended December 31,
	2014	2013
Cash flow hedging instruments:
Beginning balance	$(18)	$—
Other comprehensive loss before reclassification	(10)	—
Amount reclassified from accumulated other comprehensive loss	1	—
Current period change	(9)	—
Ending balance	$(27)	$—
11. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three months ended December 31, 2014 and 2013.
12. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company’s common stock as of December 31, 2014. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate “notional” investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of December 31, 2014, the IDA portfolio was comprised of approximately 74% fixed-rate notional investments and 26% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2014	2013
Insured Deposit Account Agreement	Insured deposit account fees	$207	$208
Referral and Strategic Alliance Agreement	Various	3	3
Other	Various	2	1
Total revenues		$212	$212

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2014	2013
Canadian Call Center Services Agreement	Professional services	$4	$4

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	December 31, 2014	September 30, 2014

Assets:
Receivable from brokers, dealers and clearing organizations	$—	$1
Receivable from affiliates	117	99

Liabilities:
Payable to brokers, dealers and clearing organizations	$52	$96
Payable to affiliates	5	5
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

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 2019 Notes are jointly and severally and fully and unconditionally guaranteed by TD Ameritrade Online Holdings Corp. (“TDAOH”), a wholly-owned subsidiary of the Company. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated. Because all other comprehensive loss activity occurred on the parent company for all periods presented, condensed consolidating statements of comprehensive income are not presented.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$173	$2	$1,702	$—	$1,877
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,531	—	4,531
Receivable from brokers, dealers and clearing organizations	—	—	1,196	—	1,196
Receivable from clients, net	—	—	11,646	—	11,646
Investments in subsidiaries	5,784	5,670	—	(11,454)	—
Receivable from affiliates	4	3	120	(10)	117
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	582	—	728
Other, net	117	15	1,178	(57)	1,253
Total assets	$6,078	$5,836	$23,422	$(11,521)	$23,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,079	$—	$2,079
Payable to clients	—	—	14,861	—	14,861
Accounts payable and other liabilities	87	—	498	(12)	573
Payable to affiliates	6	—	9	(10)	5
Notes payable	113	—	—	—	113
Long-term debt	1,112	—	—	—	1,112
Deferred income taxes	—	52	305	(45)	312
Total liabilities	1,318	52	17,752	(67)	19,055
Stockholders’ equity	4,760	5,784	5,670	(11,454)	4,760
Total liabilities and stockholders’ equity	$6,078	$5,836	$23,422	$(11,521)	$23,815

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$117	$2	$1,341	$—	$1,460
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,116	—	5,116
Receivable from brokers, dealers and clearing organizations	—	—	1,108	—	1,108
Receivable from clients, net	—	—	11,639	—	11,639
Investments in subsidiaries	5,868	5,754	—	(11,622)	—
Receivable from affiliates	11	2	97	(11)	99
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	605	—	751
Other, net	156	16	1,073	(54)	1,191
Total assets	$6,152	$5,920	$23,446	$(11,687)	$23,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,421	$—	$2,421
Payable to clients	—	—	14,497	—	14,497
Accounts payable and other liabilities	153	—	455	(13)	595
Payable to affiliates	—	—	16	(11)	5
Notes payable	150	—	—	—	150
Long-term debt	1,101	—	—	—	1,101
Deferred income taxes	—	52	303	(41)	314
Total liabilities	1,404	52	17,692	(65)	19,083
Stockholders’ equity	4,748	5,868	5,754	(11,622)	4,748
Total liabilities and stockholders’ equity	$6,152	$5,920	$23,446	$(11,687)	$23,831

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$5	$—	$819	$(5)	$819
Operating expenses	4	—	476	(5)	475
Operating income	1	—	343	—	344
Other expense	10	—	—	—	10
Income (loss) before income taxes and equity in income of subsidiaries	(9)	—	343	—	334
Provision for (benefit from) income taxes	(5)	—	128	—	123
Income (loss) before equity in income of subsidiaries	(4)	—	215	—	211
Equity in income of subsidiaries	215	215	—	(430)	—
Net income	$211	$215	$215	$(430)	$211
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$2	$—	$752	$(2)	$752
Operating expenses	1	—	446	(2)	445
Operating income	1	—	306	—	307
Other expense	6	—	—	—	6
Income (loss) before income taxes and equity in income of subsidiaries	(5)	—	306	—	301
Provision for (benefit from) income taxes	(9)	—	118	—	109
Income before equity in income of subsidiaries	4	—	188	—	192
Equity in income of subsidiaries	188	184	11	(383)	—
Net income	$192	$184	$199	$(383)	$192

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(7)	$1	$678	$672
Cash flows from investing activities:
Purchase of property and equipment	—	—	(21)	(21)
Proceeds from sale of investments	1	—	—	1
Other	—	—	3	3
Net cash provided by (used in) investing activities	1	—	(18)	(17)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—	—	500
Payment of debt issuance costs	(5)	—	—	(5)
Principal payments on long-term debt	(500)	—	—	(500)
Principal payments on notes payable	(37)	—	—	(37)
Payment of cash dividends	(82)	—	—	(82)
Purchase of treasury stock	(136)	—	—	(136)
Other	22	—	—	22
Net cash used in financing activities	(238)	—	—	(238)
Intercompany investing and financing activities, net	300	(1)	(299)	—
Net increase in cash and cash equivalents	56	—	361	417
Cash and cash equivalents at beginning of period	117	2	1,341	1,460
Cash and cash equivalents at end of period	$173	$2	$1,702	$1,877

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2013
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(53)	$1	$504	$452
Cash flows from investing activities:
Purchase of property and equipment	—	—	(24)	(24)
Proceeds from sale of investments	13	—	—	13
Net cash provided by (used in) investing activities	13	—	(24)	(11)
Cash flows from financing activities:
Proceeds from notes payable	155	—	—	155
Payment of cash dividends	(342)	—	—	(342)
Purchase of treasury stock	(12)	—	—	(12)
Other, net	5	—	—	5
Net cash used in financing activities	(194)	—	—	(194)
Intercompany investing and financing activities, net	117	—	(117)	—
Net increase (decrease) in cash and cash equivalents	(117)	1	363	247
Cash and cash equivalents at beginning of period	199	7	856	1,062
Cash and cash equivalents at end of period	$82	$8	$1,219	$1,309

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; amounts of interest on borrowings; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.
The Company’s actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2014, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading “Critical Accounting Policies and Estimates” in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2014.
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
Insured deposit account — The Company is party to an Insured Deposit Account (“IDA”) agreement with TD Bank USA, N.A. (“TD Bank USA”), TD Bank, N.A. and The Toronto-Dominion Bank (“TD”). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the “ TD Depository Institutions”) make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums.
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
Liquid assets – regulatory threshold — “Liquid assets – regulatory threshold” is a non-GAAP financial measure. We define “liquid assets – regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer and futures commission merchant ("FCM") subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum requirement. We include the excess capital of our broker-dealer, FCM and trust company subsidiaries in “liquid assets – regulatory threshold,” rather than simply including broker-dealer, FCM and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer, FCM and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (c) and (d) above, is generally available for dividend from the broker-dealer, FCM and trust company subsidiaries to the parent company. We consider “liquid assets – regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. “Liquid assets – management target” is a related metric that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended December 31,
	2014		2013
	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$389	47.5%	$354	47.1%
Less:
Depreciation and amortization	(23)	(2.8)%	(24)	(3.2)%
Amortization of acquired intangible assets	(23)	(2.8)%	(23)	(3.1)%
Interest on borrowings	(9)	(1.1)%	(6)	(0.8)%
Provision for income taxes	(123)	(15.0)%	(109)	(14.5)%
Net income	$211	25.8%	$192	25.5%
Our EBITDA increased 10% for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, primarily due to a 9% increase in net revenues, partially offset by an 8% increase in operating expenses excluding depreciation and amortization during the first quarter of fiscal 2015. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Our diluted earnings per share was $0.39 for the first quarter of fiscal 2015 compared to $0.35 for the first quarter of fiscal 2014. Higher EBITDA for the first quarter of fiscal 2015 contributed to a 10% increase in net income compared to the first quarter of fiscal 2014.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first quarter of fiscal 2015, asset-based revenues and transaction-based revenues accounted for 55% and 44% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended December 31,		Increase/ (Decrease)
	2014	2013
Average interest-earning assets	$19,491	$17,612	$1,879
Average insured deposit account balances	74,966	72,674	2,292
Average spread-based balances	$94,457	$90,286	$4,171

Net interest revenue	$161	$127	$34
Insured deposit account fee revenue	207	208	(1)
Spread-based revenue	$368	$335	$33

Avg. annualized yield—interest-earning assets	3.23%	2.81%	0.42%
Avg. annualized yield—insured deposit account fees	1.08%	1.12%	(0.04)%
Net interest margin (NIM)	1.53%	1.45%	0.08%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended December 31,
	2014	2013
Segregated cash	$2	$2	$—
Client margin balances	108	93	15
Securities lending/borrowing, net	51	32	19
Other cash and interest-earning investments	—	—	—
Client credit balances	—	—	—
Net interest revenue	$161	$127	$34

	Average Balance		% Change
	Three months ended December 31,
	2014	2013
Segregated cash	$5,277	$5,421	(3)%
Client margin balances	11,458	9,315	23%
Securities borrowing	913	1,184	(23)%
Other cash and interest-earning investments	1,843	1,692	9%
Interest-earning assets	$19,491	$17,612	11%

Client credit balances	$12,244	$10,698	14%
Securities lending	2,253	2,217	2%
Interest-bearing liabilities	$14,497	$12,915	12%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended December 31,
	2014	2013
Segregated cash	0.13%	0.11%	0.02%
Client margin balances	3.69%	3.92%	(0.23)%
Other cash and interest-earning investments	0.05%	0.07%	(0.02)%
Client credit balances	(0.01)%	(0.01)%	0.00%
Net interest revenue	3.23%	2.81%	0.42%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)
	Three months ended December 31,
	2014	2013
Money market mutual fund	$—	$—	$—
Market fee-based investment balances	83	72	11
Total investment product fees	$83	$72	$11

	Average Balance		% Change
	Three months ended December 31,
	2014	2013
Money market mutual fund	$5,585	$5,288	6%
Market fee-based investment balances	145,139	125,198	16%
Total fee-based investment balances	$150,724	$130,486	16%

	Average Annualized Yield		Increase/ (Decrease)
	Three months ended December 31,
	2014	2013
Money market mutual fund	0.00%	0.00%	0.00%
Market fee-based investment balances	0.22%	0.22%	0.00%
Total investment product fees	0.22%	0.22%	0.00%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended December 31,		% Change
	2014	2013
Total trades (in millions)	28.81	26.07	11%
Average client trades per day	457,243	413,743	11%
Average client trades per funded account (annualized)	18.1	17.2	5%
Activity rate—funded accounts	7.2%	6.9%	4%
Trading days	63.0	63.0	0%
Average commissions and transaction fees per trade (1)	$12.45	$12.56	(1)%
Order routing revenue (in millions)	$77	$71	8%
Average order routing revenue per trade (2)	$2.69	$2.72	(1)%

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

(2)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended December 31,		% Change
	2014	2013
Funded accounts (beginning of period)	6,301,000	5,993,000	5%
Funded accounts (end of period)	6,371,000	6,048,000	5%
Percentage change during period	1%	1%

Client assets (beginning of period, in billions)	$653.1	$555.9	17%
Client assets (end of period, in billions)	$672.4	$596.5	13%
Percentage change during period	3%	7%

Net new assets (in billions)	$18.8	$14.5	30%
Net new assets annualized growth rate	11%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended December 31,		% Change
	2014	2013
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$359	$328	9%
Asset-based revenues:
Interest revenue	163	128	27%
Brokerage interest expense	(2)	(1)	100%
Net interest revenue	161	127	27%
Insured deposit account fees	207	208	(0)%
Investment product fees	83	72	15%
Total asset-based revenues	451	407	11%
Other revenues	9	17	(47)%
Net revenues	819	752	9%
Operating expenses:
Employee compensation and benefits	199	183	9%
Clearing and execution costs	35	30	17%
Communications	31	28	11%
Occupancy and equipment costs	41	37	11%
Depreciation and amortization	23	24	(4)%
Amortization of acquired intangible assets	23	23	0%
Professional services	37	38	(3)%
Advertising	64	63	2%
Other	22	19	16%
Total operating expenses	475	445	7%
Operating income	344	307	12%
Other expense:
Interest on borrowings	9	6	50%
Other	1	—	N/A
Total other expense	10	6	67%
Pre-tax income	334	301	11%
Provision for income taxes	123	109	13%
Net income	$211	$192	10%
Other information:
Effective income tax rate	36.8%	36.2%
Average debt outstanding	$1,416	$1,031	37%
Effective interest rate incurred on borrowings	2.57%	2.28%

Three-Month Periods Ended December 31, 2014 and 2013
Net Revenues
Commissions and transaction fees increased 9% to $359 million, primarily due to increased client trading activity, partially offset by slightly lower average commissions and transaction fees per trade. Average client trades per day increased 11% to 457,243 for the first quarter of fiscal 2015 compared to 413,743 for the first quarter of the prior year. Average client trades per funded account (annualized) were 18.1 for the first quarter of fiscal 2015 compared to 17.2 for the first quarter of the prior year. Average commissions and transaction fees per trade decreased slightly to $12.45 for the first quarter of fiscal 2015 from $12.56 for the first quarter of the prior year, primarily due to a higher percentage of futures trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate order routing revenue, and a lower percentage of option trades, which earn higher average commissions and transaction fees per trade, including order routing revenue.
Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 11% to $451 million for the first quarter of fiscal 2015, primarily due to a 5% increase in average spread-based assets, a 16% increase in average market fee-based investment balances and increased net interest revenue from our securities borrowing/lending program. Our net interest margin was 1.53% for the first quarter of fiscal 2015, compared to 1.45% for the first quarter of the prior year, as increased net interest revenue from our securities borrowing/lending program and the impact of higher average client margin balances were partially offset by lower average yields earned on client margin and insured deposit account balances. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 27% to $161 million, due primarily to a $19 million increase in net interest revenue from our securities borrowing/lending program and a 23% increase in average client margin balances, partially offset by a decrease of 23 basis points in the average yield earned on client margin balances.
Insured deposit account fees decreased slightly to $207 million, primarily due to a decrease of 4 basis points in the average yield earned on the IDA assets, mostly offset by a 3% increase in average client IDA balances. The increased IDA balances are mostly due to our success in attracting net new client assets. For more information about the IDA agreement, please see Note 12 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Investment product fees increased 15% to $83 million, due to a 16% increase in average market fee-based investment balances.
Other revenues decreased 47% to $9 million, primarily due to lower client education revenue, lower fees from processing corporate securities reorganizations and unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries.
Operating Expenses
Employee compensation and benefits expense increased 9% to $199 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,817 for the first quarter of fiscal 2015 compared to 5,455 for the first quarter of the prior year.
Clearing and execution costs increased 17% to $35 million, primarily due to higher client trading volumes and fee increases by the Options Clearing Corporation that became effective April 1, 2014.
Communications expense increased 11% to $31 million, primarily due to higher client trading volumes resulting in increased costs for quotes and market information.
Occupancy and equipment costs increased 11% to $41 million, primarily due to upgrades to our technology infrastructure.
Advertising expense increased 2% to $64 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.
Other operating expenses increased 16% to $22 million, primarily due to increased litigation and arbitration, bad debt and travel expenses. These increases were partially offset by a $3 million recovery of money market funds from the final distribution of The Reserve Primary Fund during the first quarter of fiscal 2015.

Other Expenses and Income Taxes
Interest on borrowings increased 50% to $9 million, primarily due to our debt refinancing during the first quarter of fiscal 2015, the timing of which contributed to a 37% increase in average debt outstanding. On October 17, 2014, we issued $500 million of 3.625% Senior Notes due April 1, 2025, for purposes of refinancing our $500 million of 4.150% Senior Notes due December 1, 2014. We expect interest on borrowings to average approximately $8 million per quarter for the remainder of fiscal 2015.
Our effective income tax rate was 36.8% for the first quarter of fiscal 2015, compared to 36.2% for the first quarter of the prior year. The effective income tax rate for the first quarter of fiscal 2015 was lower than normal primarily due to $6 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the first quarter of fiscal 2015 by approximately one cent per share. The effective income tax rate for the first quarter of the prior year was lower than normal primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact our earnings for the first quarter of the prior year by approximately one cent per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2015, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2015 were financed primarily from our subsidiaries’ earnings, cash on hand and borrowings. As of December 31, 2014, we had $113 million of borrowings outstanding under the parent company's revolving credit facility. We currently expect to repay the outstanding borrowings on our parent company's revolving credit facility during fiscal 2015; however, we may alter our plans if other capital or liquidity needs arise. We plan to finance our capital and liquidity needs during the remainder of fiscal 2015 primarily from our subsidiaries’ earnings, cash on hand and borrowings.
On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025. We used the net proceeds from the issuance of the 3.625% Senior Notes, together with cash on hand, to repay in full the $500 million of outstanding principal under our 4.150% Senior Notes that matured on December 1, 2014.
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
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than 120% of its minimum dollar requirement. These net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of December 31, 2014, our clearing and introducing broker-dealer subsidiaries had $1,552 million and $263 million of net capital, respectively, which exceeded the early warning net capital thresholds by $856 million and $251 million, respectively.

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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the Options Clearing Corporation (“OCC”), which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. TDAC had $454 million and $284 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of December 31, 2014 and September 30, 2014, respectively.
TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $14.7 billion and $14.2 billion as of December 31, 2014 and September 30, 2014, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $4.3 billion and $4.8 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of December 31, 2014 and September 30, 2014, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. There were no borrowings outstanding on this facility as of December 31, 2014 and September 30, 2014.
Liquid Assets
We consider our liquid assets metrics to be important measures of our liquidity and of our ability to fund corporate investing and financing activities. Our liquid assets metrics are considered non-GAAP financial measures. We include the excess capital of our broker-dealer, FCM and trust company subsidiaries in the calculation of our liquid assets metrics, rather than simply including broker-dealer, FCM and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer, FCM and trust company subsidiaries to the parent company. Excess capital, as defined below, is generally available for dividend from the broker-dealer, FCM and trust company subsidiaries to the parent company. The liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
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
We define “liquid assets – regulatory threshold” as the sum of (a) corporate cash and cash equivalents, (b) corporate short-term investments, (c) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer and FCM subsidiaries in excess of the applicable “early warning” net capital requirement and (d) Tier 1 capital of our trust company in excess of the minimum requirement. For more information about the regulatory capital requirements of our broker-dealer, FCM and trust subsidiaries, please see Note 6 – CAPITAL REQUIREMENTS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. We consider “liquid assets – regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	Dec. 31,	Sept. 30,		Dec. 31,	Sept. 30,
	2014	2014	Change	2014	2014	Change
Cash and cash equivalents	$1,877	$1,460	$417	$1,877	$1,460	$417
Less: Broker-dealer cash and cash equivalents	(1,434)	(1,090)	(344)	(1,434)	(1,090)	(344)
FCM cash and cash equivalents	(2)	—	(2)	(2)	—	(2)
Trust company cash and cash equivalents	(55)	(53)	(2)	(55)	(53)	(2)
Investment advisory cash and cash equivalents	(28)	(19)	(9)	(28)	(19)	(9)
Corporate cash and cash equivalents	358	298	60	358	298	60

Plus: Excess trust company Tier 1 capital	—	—	—	13	12	1
Excess broker-dealer regulatory net capital	373	464	(91)	1,107	1,196	(89)
Liquid assets	$731	$762	$(31)	$1,478	$1,506	$(28)
The changes in liquid assets are summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2014	$762	$1,506

Plus: EBITDA (1)	389	389
Proceeds from issuance of long-term debt	500	500
Proceeds from exercise of stock options	11	11
Proceeds from the sale of investments	1	1
Other investing activities	3	3
Reduction of net capital requirements due to decrease in aggregate debits	9	5

Less: Income taxes paid	(132)	(132)
Interest paid	(8)	(8)
Purchase of property and equipment	(21)	(21)
Principal payments on long-term debt	(500)	(500)
Principal payments on notes payable	(37)	(37)
Payment of cash dividends	(82)	(82)
Purchase of treasury stock	(136)	(136)
Payment of debt issuance costs	(5)	(5)
Other changes in working capital and regulatory net capital	(23)	(16)

Liquid assets as of December 31, 2014	$731	$1,478

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

Loan Facilities
Senior Notes – On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025 (the “2025 Notes”). Interest on the 2025 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. We used the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the $500 million of outstanding principal under the 4.150% Senior Notes (the “2014 Notes”) that matured on December 1, 2014.
Fair Value Hedging – On November 19, 2014, we entered into a fixed-for-variable interest rate swap on the 2025 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2025 Notes. Under the terms of this interest rate swap agreement, we receive semi-annual fixed-rate interest payments based on the same rate applicable to the 2025 Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus 1.1022%. For more information regarding the fixed-for-variable interest rate swaps on each of our Senior Notes, see Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – Fair Value Hedging under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Stock Repurchase Program
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first quarter of fiscal 2015, we repurchased approximately 3.7 million shares at a weighted average purchase price of $32.39 per share. From the inception of this stock repurchase authorization through December 31, 2014, we have repurchased approximately 14.8 million shares at a weighted average purchase price of $26.84 per share. As of December 31, 2014, we had approximately 15.2 million shares remaining on the stock repurchase authorization.
Cash Dividends
We declared a $0.15 per share quarterly cash dividend on our common stock during each of the first and second quarters of fiscal 2015. On November 20, 2014, we paid $82 million to fund the first quarter dividend and we expect to pay approximately $82 million on February 18, 2015 to fund the second quarter dividend.
CONTRACTUAL OBLIGATIONS
The following item constitutes a material change in our contractual obligations outside the ordinary course of business since September 30, 2014:
During the first quarter of fiscal 2015, we refinanced our $500 million of 4.150% Senior Notes that matured on December 1, 2014 by issuing $500 million of 3.625% Senior Notes due April 1, 2025.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 12 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (25% of our net revenues for the three months ended December 31, 2014) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of December 31, 2014, our consolidated duration was 2.2 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2014 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $109 million to $182 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $21 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A— “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2014.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2014 – October 31, 2014	2,715,304	$31.40	2,486,860	16,389,511
November 1, 2014 – November 30, 2014	1,006,900	$34.52	846,003	15,543,508
December 1, 2014 – December 31, 2014	455,464	$34.57	318,614	15,224,894
Total – Three months ended December 31, 2014	4,177,668	$32.50	3,651,477	15,224,894
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the first quarter of fiscal 2015.
During the quarter ended December 31, 2014, 526,191 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6. – Exhibits

3.1
Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective February 12, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on February 19, 2014)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A filed on September 5, 2002)

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

4.7
Supplemental Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on October 23, 2014)

10.1
Form of Indemnification Agreement between TD Ameritrade Holding Corporation and members of the Company's board of directors (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 26, 2014)

10.2	Consulting and Release of Claims Agreement, dated January 15, 2015, between William J. Gerber and TD Ameritrade Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 5, 2015

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)