Form 10-Q
period 2015-03-31
TD AMERITRADE HOLDING CORP
filed 2015-05-07
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☒
As of April 29, 2015, there were 543,584,758 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
Chicago, Illinois
May 7, 2015

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	September 30, 2014
	(In millions)
ASSETS
Cash and cash equivalents	$1,280	$1,460
Short-term investments available-for-sale, at fair value	505	4
Cash and investments segregated and on deposit for regulatory purposes	4,243	5,116
Receivable from brokers, dealers and clearing organizations	949	1,108
Receivable from clients, net	12,463	11,639
Receivable from affiliates	106	99
Other receivables, net	146	147
Securities owned, at fair value	531	332
Property and equipment at cost, net	534	543
Goodwill	2,467	2,467
Acquired intangible assets, net	706	751
Other assets	166	165
Total assets	$24,096	$23,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,398	$2,421
Payable to clients	13,955	14,497
Accounts payable and other liabilities	691	595
Payable to affiliates	6	5
Notes payable	—	150
Long-term debt	1,864	1,101
Deferred income taxes	308	314
Total liabilities	19,222	19,083
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; March 31, 2015 - 543 million shares outstanding; September 30, 2014 - 545 million shares outstanding	6	6
Additional paid-in capital	1,630	1,618
Retained earnings	4,789	4,551
Treasury stock, common, at cost: March 31, 2015 - 88 million shares; September 30, 2014 - 86 million shares	(1,525)	(1,409)
Accumulated other comprehensive loss	(26)	(18)
Total stockholders’ equity	4,874	4,748
Total liabilities and stockholders’ equity	$24,096	$23,831
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$350	$374	$708	$702
Asset-based revenues:
Interest revenue	151	148	314	276
Brokerage interest expense	(2)	(2)	(3)	(4)
Net interest revenue	149	146	311	272
Insured deposit account fees	205	202	412	410
Investment product fees	85	75	168	147
Total asset-based revenues	439	423	891	829
Other revenues	14	15	22	33
Net revenues	803	812	1,621	1,564
Operating expenses:
Employee compensation and benefits	208	193	406	376
Clearing and execution costs	37	34	72	63
Communications	30	28	61	56
Occupancy and equipment costs	39	40	81	77
Depreciation and amortization	23	24	46	48
Amortization of acquired intangible assets	22	22	45	45
Professional services	41	37	77	75
Advertising	82	94	145	157
Other	25	17	48	37
Total operating expenses	507	489	981	934
Operating income	296	323	640	630
Other expense:
Interest on borrowings	9	6	17	12
Other	—	—	1	—
Total other expense	9	6	18	12
Pre-tax income	287	317	622	618
Provision for income taxes	98	123	221	232
Net income	$189	$194	$401	$386
Earnings per share - basic	$0.35	$0.35	$0.74	$0.70
Earnings per share - diluted	$0.35	$0.35	$0.73	$0.70
Weighted average shares outstanding - basic	544	551	544	551
Weighted average shares outstanding - diluted	547	556	547	555
Dividends declared per share	$0.15	$0.12	$0.30	$0.74
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In millions)
Net income	$189	$194	$401	$386
Other comprehensive income (loss), before tax:
Cash flow hedging instruments:
Net unrealized loss	—	(9)	(15)	(9)
Reclassification adjustment for portion of realized loss amortized to net income	1	—	2	—
Total other comprehensive income (loss), before tax	1	(9)	(13)	(9)
Income tax effect	—	3	5	3
Total other comprehensive income (loss), net of tax	1	(6)	(8)	(6)
Comprehensive income	$190	$188	$393	$380
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2015	2014
	(In millions)
Cash flows from operating activities:
Net income	$401	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	48
Amortization of acquired intangible assets	45	45
Deferred income taxes	(1)	2
Stock-based compensation	19	16
Excess tax benefits on stock-based compensation	(13)	(8)
Other, net	—	(1)
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	873	678
Receivable from brokers, dealers and clearing organizations	159	234
Receivable from clients, net	(824)	(2,266)
Receivable from/payable to affiliates, net	(6)	2
Other receivables, net	1	(14)
Securities owned, at fair value	(198)	(68)
Other assets	38	(25)
Payable to brokers, dealers and clearing organizations	(23)	1,059
Payable to clients	(542)	32
Accounts payable and other liabilities	87	66
Net cash provided by operating activities	62	186
Cash flows from investing activities:
Purchase of property and equipment	(38)	(37)
Purchase of short-term investments	(501)	—
Proceeds from sale of investments	1	13
Other	3	1
Net cash used in investing activities	(535)	(23)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Six Months Ended March 31,
	2015	2014
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,248	$—
Payment of debt issuance costs	(11)	—
Principal payments on long-term debt	(514)	—
Proceeds from notes payable	—	155
Principal payments on notes payable	(150)	(40)
Payment of cash dividends	(163)	(408)
Proceeds from exercise of stock options: Six months ended March 31, 2015 - 0.7 million shares; 2014 - 0.4 million shares	12	7
Purchase of treasury stock: Six months ended March 31, 2015 - 4.4 million shares; 2014 - 0.5 million shares	(142)	(14)
Excess tax benefits on stock-based compensation	13	8
Net cash provided by (used in) financing activities	293	(292)
Net decrease in cash and cash equivalents	(180)	(129)
Cash and cash equivalents at beginning of period	1,460	1,062
Cash and cash equivalents at end of period	$1,280	$933
Supplemental cash flow information:
Interest paid	$14	$15
Income taxes paid	$137	$127
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Six Month Periods Ended March 31, 2015 and 2014
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
2. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	March 31, 2015	September 30, 2014
Corporate	$618	$298
Broker-dealer subsidiaries	538	1,090
Futures commission merchant subsidiary	33	—
Trust company subsidiary	76	53
Investment advisory subsidiaries	15	19
Total	$1,280	$1,460
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
3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	March 31, 2015	September 30, 2014
U.S. government debt securities	$2,332	$3,070
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,286	1,193
Cash in demand deposit accounts	519	617
U.S. government debt securities on deposit with futures commission merchant	76	50
Cash on deposit with futures commission merchants	30	186
Total	$4,243	$5,116
4. INCOME TAXES
The Company’s effective income tax rate for the six months ended March 31, 2015 was 35.5%, compared to 37.5% for the six months ended March 31, 2014. The provision for income taxes for the six months ended March 31, 2015 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for the six months ended March 31, 2015 by approximately three cents per share. The provision for income taxes for the six months ended March 31, 2014 was slightly lower than normal primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company’s earnings for the six months ended March 31, 2014 of approximately one cent per share.

5. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consist of the following (dollars in millions):

March 31, 2015	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Long-term debt:
Senior Notes:
5.600% Notes due 2019	$500	$—	$39	$539
2.950% Notes due 2022	750	(2)	—	748
3.625% Notes due 2025	500	—	22	522
Secured Loan:
Variable-rate Note due 2019	55	—	—	55
Total long-term debt	$1,805	$(2)	$61	$1,864

September 30, 2014	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$150	$—	$—	$150
Long-term debt:
Senior Notes:
4.150% Notes due 2014	500	—	2	502
5.600% Notes due 2019	500	—	30	530
Secured Loan:
Variable-rate Note due 2019	69	—	—	69
Subtotal – Long-term debt	1,069	—	32	1,101
Total notes payable and long-term debt	$1,219	$—	$32	$1,251

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See “Fair Value Hedging” below.
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
On March 4, 2015, the Company sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022 (the “2022 Notes”). Interest on the 2022 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year, beginning on October 1, 2015. The Company issued the 2022 Notes for general corporate purposes, including liquidity for operational contingencies.
Fair Value Hedging – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a portion of this exposure, the Company has entered into fixed-for-variable interest rate swaps on its 5.600% Senior Notes due December 1, 2019 (the "2019 Notes") and 2025 Notes. Each fixed-for-variable interest rate swap has a notional amount of $500 million and a maturity date matching the maturity date of the respective Senior Notes. During December 2014, the Company paid in full the outstanding principal under the 2014 Notes and the interest rate swap on the 2014 Notes expired.
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of March 31, 2015, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.00%.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Gain (loss) on fair value of interest rate swaps	$18	$(1)	$29	$(12)
Gain (loss) on fair value of hedged fixed-rate debt	(18)	1	(29)	12
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
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
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under “Senior Notes” above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of March 31, 2015, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive income (loss), into interest on borrowings on the Condensed Consolidated Statements of Income within the next 12 months.
The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the periods indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Forward-starting interest rate swaps	$—	$(9)	$(15)	$(9)
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	March 31, 2015	September 30, 2014
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$61	$32
Forward-starting interest rate swaps designated as cash flow hedges	Accounts payable and other liabilities	$—	$(29)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of March 31, 2015 and September 30, 2014, the pay-variable interest rate swap counterparties had pledged $71 million and $47 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2014 the Company had pledged $43 million of collateral to the forward-starting interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other assets on the Condensed Consolidated Balance Sheets.
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
As of March 31, 2015, the interest rate margin would have been 1.25% for Parent LIBOR loans and 0.25% for Base Rate loans, and the commitment fee was 0.15%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of March 31, 2015. As of September 30, 2014, there was $150 million of borrowings outstanding under the Parent Revolving Facility, consisting of Parent LIBOR loans. As of September 30, 2014, the commitment fee was 0.15% and the interest rate margin was 1.25%, each determined by reference to the Company’s public debt ratings, and the interest rate was 1.40%, based on one-month LIBOR plus the interest rate margin.
The obligations under the Parent Revolving Facility are guaranteed by TD Ameritrade Online Holdings Corp. (“TDAOH”), a wholly-owned subsidiary of the Company, and each “significant subsidiary” (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Parent, other than broker-dealer subsidiaries, FCM subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Parent Revolving Facility is TDAOH.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer and FCM subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of March 31, 2015.
TD Ameritrade Clearing, Inc. Credit Agreement - On June 11, 2014, TD Ameritrade Clearing, Inc. (“TDAC”), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the “TDAC Revolving Facility”). The maturity date of the TDAC Revolving Facility is June 11, 2019.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin (“TDAC LIBOR loans”) or (b) the federal funds effective rate plus an interest rate margin (“Fed Funds Rate loans”). The interest rate margin ranges from 0.75% to 1.50% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of March 31, 2015, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of March 31, 2015 and September 30, 2014.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of March 31, 2015.
Intercompany Credit Agreements — During March 2015, the Parent entered into credit agreements with each of its primary broker-dealer and FCM subsidiaries as described below.
The intercompany credit agreement with TDAC was established on March 31, 2015 and will terminate on March 1, 2022. Under this agreement, TDAC may borrow up to $700 million in cash or securities from the Parent under a committed facility. In addition, the Parent is permitted, but under no obligation, to make loans of up to $300 million in cash or securities to TDAC under an uncommitted facility. Loans under both the committed and uncommitted facilities bear interest at the same rate as borrowings under the TDAC Revolving Facility and must be repaid with interest on or before the termination date.

The intercompany credit agreement with TD Ameritrade, Inc., the Company's introducing broker-dealer subsidiary, was established on March 31, 2015 and will terminate on March 1, 2022. Under this agreement, TD Ameritrade, Inc. may borrow up to $50 million in cash or securities from the Parent under a committed facility. In addition, the Parent is permitted, but under no obligation, to make loans of up to $300 million in cash or securities to TD Ameritrade, Inc. under an uncommitted facility. Loans under both the committed and uncommitted facilities bear interest at the same rate as borrowings under the TDAC Revolving Facility and must be repaid with interest on or before the termination date.
The intercompany credit agreement with TD Ameritrade Futures & Forex, LLC ("TDAFF"), the Company's FCM subsidiary, was established on March 29, 2015 and has an initial term of five years. The agreement will automatically renew for an additional five-year term, unless either party provides notice to the other of its intent to terminate not less than 30 days before the end of the then current term. Under this agreement, TDAFF may borrow from the Parent, under a committed facility, up to 75% of TDAFF's "residual interest target" as determined by TDAFF in accordance with applicable rules and regulations. As of March 31, 2015, TDAFF's residual interest target was $18 million and the corresponding loan commitment amount was $13.5 million. Loans under this facility bear interest at the prime rate plus 1.00% and must be repaid with interest not later than 60 calendar days following the date of the borrowing.
There were no borrowings outstanding under any of the intercompany credit agreements as of March 31, 2015.
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
Under Rule 15c3-1, TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. As an FCM registered with the CFTC, TD Ameritrade, Inc. is also subject to CFTC Regulation 1.17 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association ("NFA"), which requires the maintenance of minimum net capital of the greatest of (a) $1.0 million, (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts, or (c) its Rule 15c3-1 net capital requirement. TD Ameritrade, Inc. transferred its futures and foreign exchange business to TDAFF effective March 29, 2015. On March 30, 2015, the Company filed an application to withdraw TD Ameritrade, Inc.'s registration as an FCM. The application is pending approval by the NFA.
Under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17, or (c) less than 150% of its minimum dollar requirement. An FCM, such as TDAFF, that is not registered as a securities broker-dealer must provide notice to the CFTC if its net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (b) less than 150% of its minimum dollar requirement. These broker-dealer and FCM net capital thresholds, which are specified in Exchange Act Rule 17a-11 and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds.

Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2015	$1,610	$291	$1,319	$883	11.07%
September 30, 2014	$1,569	$280	$1,289	$868	11.19%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin or Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% or 150% of Required Net Capital)
March 31, 2015	$266	$1	$265	$264
September 30, 2014	$347	$17	$330	$328
During October 2014, TDAFF registered as an FCM with the CFTC. TDAFF is subject to CFTC Regulation 1.17 under the Commodity Exchange Act, which requires the maintenance of minimum net capital as described above. Net capital and net capital requirements for TDAFF are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
March 31, 2015	$52	$12	40	$39
September 30, 2014	N/A	N/A	N/A	N/A
The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company (“TDATC”), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $29 million and $27 million as of March 31, 2015 and September 30, 2014, respectively, which exceeded the required Tier 1 capital by $13 million and $12 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Legal and Regulatory Matters
Order Routing Litigation – Five putative class action complaints have been filed regarding TD Ameritrade’s routing of client orders. The cases are pending in the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with “best execution” and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients’ non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska’s Consumer Protection Act, violation of Nebraska’s Uniform Deceptive Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.

Reserve Yield Plus Fund Litigation – During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund was not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients continue to hold shares in the Yield Plus Fund (now known as “Yield Plus Fund – In Liquidation”), which is being liquidated.
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. and is pending in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the fund. On March 19, 2015, the plaintiffs entered into an agreement with Reserve Management Company, Inc. and related defendants to settle the claims against them, subject to court approval. On March 26, 2015, the Company and the plaintiffs reached an agreement in principle to resolve the claims against the Company and its directors, officers and shareholders named as defendants, subject to definitive written terms that will require court approval. Under the agreement, the Company will make a cash contribution of $3.75 million toward a class settlement fund.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $30 million as of March 31, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
General Contingencies
In the ordinary course of business, there are various contingencies that are not reflected in the condensed consolidated financial statements. These include the Company’s broker-dealer and FCM subsidiaries’ client activities involving the execution, settlement and financing of various client securities, options, futures and foreign exchange transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contractual obligations.

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

	March 31, 2015	September 30, 2014
Client margin securities	$17.3	$16.2
Stock borrowings	0.8	1.0
Total collateral available	$18.1	$17.2

Collateral loaned	$2.4	$2.4
Collateral repledged	2.1	2.5
Total collateral loaned or repledged	$4.5	$4.9

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	March 31, 2015	September 30, 2014
Cash	Receivable from brokers, dealers and clearing organizations	$95	$104
U.S. government debt securities	Securities owned, at fair value	306	181
Total		$401	$285
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

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014 (dollars in millions):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,088	$—	$—	$1,088
Short-term investments available-for-sale:
U.S. government debt securities	—	505	—	505
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,408	—	2,408
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	526	—	526
Other	—	3	—	3
Subtotal - Securities owned	—	529	2	531
Other assets:
Pay-variable interest rate swaps(1)	—	61	—	61
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	61	1	62
Total assets at fair value	$1,088	$3,503	$3	$4,594
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$11	$—	$—	$11

(1)	See “Fair Value Hedging” in Note 5 for details.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,284	$—	$—	$1,284
Short-term investments available-for-sale:
U.S. government debt securities	—	4	—	4
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,120	—	3,120
Securities owned:
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	326	—	326
Other	2	3	—	5
Subtotal - Securities owned	2	329	1	332
Other assets:
Pay-variable interest rate swaps(1)	—	32	—	32
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	32	1	33
Total assets at fair value	$1,286	$3,485	$2	$4,773
Liabilities:
Accounts payable and other liabilities:
Forward-starting interest rate swaps(2)	$—	$29	$—	$29
Securities sold, not yet purchased:
Equity securities	1	—	—	1
Total liabilities at fair value	$1	$29	$—	$30

(1)	See “Fair Value Hedging” in Note 5 for details.

(2)	See “Cash Flow Hedging” in Note 5 for details.
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
Long-term debt – As of March 31, 2015, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.873 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.809 billion. As of September 30, 2014, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.081 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.032 billion.
The carrying value of the Company's variable-rate secured loan approximates fair value because of the frequent repricing of the loan based on market interest rates (categorized as Level 2 of the fair value hierarchy).

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
The following tables present information about the potential effect of rights of setoff associated with the Company’s recognized assets and liabilities as of March 31, 2015 and September 30, 2014 (dollars in millions):

	March 31, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(3)	Collateral Received or Pledged (Including Cash) (4)	Net Amount (5)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,286	$—	$1,286	$—	$(1,286)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	846	—	846	(52)	(768)	26
Other assets:
Pay-variable interest rate swaps	61	—	61	—	(61)	—
Total	$2,193	$—	$2,193	$(52)	$(2,115)	$26
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$2,351	$—	$2,351	$(52)	$(2,049)	$250

	September 30, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(3)	Collateral Received or Pledged (Including Cash) (4)	Net Amount (5)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,193	$—	$1,193	$—	$(1,193)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	995	—	995	(69)	(900)	26
Other assets:
Pay-variable interest rate swaps	32	—	32	—	(32)	—
Total	$2,220	$—	$2,220	$(69)	$(2,125)	$26
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$2,384	$—	$2,384	$(69)	$(2,015)	$300
Accounts payable and other liabilities:
Forward-starting interest rate swaps	29	—	29	—	(29)	—
Total	$2,413	$—	$2,413	$(69)	$(2,044)	$300

(1)
Included in the gross amounts of deposits paid for securities borrowed is $417 million and $616 million as of March 31, 2015 and September 30, 2014, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company.

(2)
Included in the gross amounts of deposits received for securities loaned is $870 million and $754 million as of March 31, 2015 and September 30, 2014, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company.

(3)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(4)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At March 31, 2015 and September 30, 2014, the Company had received total collateral with a fair value of $2,203 million and $2,231 million, respectively, and pledged total collateral with a fair value of $2,099 million and $2,124 million, respectively.

(5)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the net change in fair value recorded in other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$—	$—	$—	$(9)	$3	$(6)
Reclassification adjustment for portion of realized loss amortized to net income (1)	1	—	1	—	—	—
Other comprehensive income (loss)	$1	$—	$1	$(9)	$3	$(6)

	Six Months Ended March 31,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$(15)	$5	$(10)	$(9)	$3	$(6)
Reclassification adjustment for portion of realized loss amortized to net income (1)	2	—	2	—	—	—
Other comprehensive loss	$(13)	$5	$(8)	$(9)	$3	$(6)

(1) The before tax reclassification adjustment amount and the related tax effect are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.
The following table presents after-tax changes in accumulated other comprehensive loss (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Cash flow hedging instruments:
Beginning balance	$(27)	$—	$(18)	$—
Other comprehensive loss before reclassification	—	(6)	(10)	(6)
Amount reclassified from accumulated other comprehensive loss	1	—	2	—
Current period change	1	(6)	(8)	(6)
Ending balance	$(26)	$(6)	$(26)	$(6)
11. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and six months ended March 31, 2015 and 2014.
12. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company’s common stock as of March 31, 2015. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.

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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate “notional” investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of March 31, 2015, the IDA portfolio was comprised of approximately 77% fixed-rate notional investments and 23% floating-rate investments.
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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2015	2014	2015	2014
Insured Deposit Account Agreement	Insured deposit account fees	$205	$202	$412	$410
Referral and Strategic Alliance Agreement	Various	3	3	6	6
Other	Various	1	2	3	3
Total revenues		$209	$207	$421	$419

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2015	2014	2015	2014
Canadian Call Center Services Agreement	Professional services	$5	$5	$9	$9
Other	Various	2	2	2	2
Total expenses		$7	$7	$11	$11
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	March 31, 2015	September 30, 2014

Assets:
Receivable from brokers, dealers and clearing organizations	$—	$1
Receivable from affiliates	106	99

Liabilities:
Payable to brokers, dealers and clearing organizations	$92	$96
Payable to affiliates	6	5
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

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 2019 Notes are jointly and severally and fully and unconditionally guaranteed by TDAOH, a wholly-owned subsidiary of the Company. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated. Because all other comprehensive income (loss) activity occurred on the parent company for all periods presented, condensed consolidating statements of comprehensive income are not presented.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$480	$1	$799	$—	$1,280
Short-term investments available-for-sale	501	3	1	—	505
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,243	—	4,243
Receivable from brokers, dealers and clearing organizations	—	—	949	—	949
Receivable from clients, net	—	—	12,463	—	12,463
Investments in subsidiaries	5,739	5,625	—	(11,364)	—
Receivable from affiliates	3	3	107	(7)	106
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	560	—	706
Other, net	154	13	1,268	(58)	1,377
Total assets	$6,877	$5,791	$22,857	$(11,429)	$24,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,398	$—	$2,398
Payable to clients	—	—	13,955	—	13,955
Accounts payable and other liabilities	135	—	569	(13)	691
Payable to affiliates	4	—	9	(7)	6
Long-term debt	1,864	—	—	—	1,864
Deferred income taxes	—	52	301	(45)	308
Total liabilities	2,003	52	17,232	(65)	19,222
Stockholders’ equity	4,874	5,739	5,625	(11,364)	4,874
Total liabilities and stockholders’ equity	$6,877	$5,791	$22,857	$(11,429)	$24,096

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$117	$2	$1,341	$—	$1,460
Short-term investments available-for-sale	—	3	1	—	4
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,116	—	5,116
Receivable from brokers, dealers and clearing organizations	—	—	1,108	—	1,108
Receivable from clients, net	—	—	11,639	—	11,639
Investments in subsidiaries	5,868	5,754	—	(11,622)	—
Receivable from affiliates	11	2	97	(11)	99
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	605	—	751
Other, net	156	13	1,072	(54)	1,187
Total assets	$6,152	$5,920	$23,446	$(11,687)	$23,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,421	$—	$2,421
Payable to clients	—	—	14,497	—	14,497
Accounts payable and other liabilities	153	—	455	(13)	595
Payable to affiliates	—	—	16	(11)	5
Notes payable	150	—	—	—	150
Long-term debt	1,101	—	—	—	1,101
Deferred income taxes	—	52	303	(41)	314
Total liabilities	1,404	52	17,692	(65)	19,083
Stockholders’ equity	4,748	5,868	5,754	(11,622)	4,748
Total liabilities and stockholders’ equity	$6,152	$5,920	$23,446	$(11,687)	$23,831

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$803	$(4)	$803
Operating expenses	4	—	507	(4)	507
Operating income	—	—	296	—	296
Other expense	9	—	—	—	9
Income (loss) before income taxes and equity in income of subsidiaries	(9)	—	296	—	287
Provision for (benefit from) income taxes	(3)	—	101	—	98
Income (loss) before equity in income of subsidiaries	(6)	—	195	—	189
Equity in income of subsidiaries	195	195	—	(390)	—
Net income	$189	$195	$195	$(390)	$189
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$812	$(4)	$812
Operating expenses	3	—	490	(4)	489
Operating income	1	—	322	—	323
Other expense	6	—	—	—	6
Income (loss) before income taxes and equity in income of subsidiaries	(5)	—	322	—	317
Provision for (benefit from) income taxes	(1)	—	124	—	123
Income (loss) before equity in income of subsidiaries	(4)	—	198	—	194
Equity in income of subsidiaries	198	194	7	(399)	—
Net income	$194	$194	$205	$(399)	$194

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$9	$—	$1,621	$(9)	$1,621
Operating expenses	8	—	982	(9)	981
Operating income	1	—	639	—	640
Other expense	18	—	—	—	18
Income (loss) before income taxes and equity in income of subsidiaries	(17)	—	639	—	622
Provision for (benefit from) income taxes	(7)	—	228	—	221
Income (loss) before equity in income of subsidiaries	(10)	—	411	—	401
Equity in income of subsidiaries	411	411	—	(822)	—
Net income	$401	$411	$411	$(822)	$401
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$6	$—	$1,564	$(6)	$1,564
Operating expenses	5	—	935	(6)	934
Operating income	1	—	629	—	630
Other expense	12	—	—	—	12
Income (loss) before income taxes and equity in income of subsidiaries	(11)	—	629	—	618
Provision for (benefit from) income taxes	(11)	1	242	—	232
Income (loss) before equity in income of subsidiaries	—	(1)	387	—	386
Equity in income of subsidiaries	386	379	17	(782)	—
Net income	$386	$378	$404	$(782)	$386

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$30	$(1)	$33	$62
Cash flows from investing activities:
Purchase of property and equipment	—	—	(38)	(38)
Purchase of short-term investments	(501)	—	—	(501)
Proceeds from sale of investments	1	—	—	1
Other	—	—	3	3
Net cash used in investing activities	(500)	—	(35)	(535)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248	—	—	1,248
Payment of debt issuance costs	(11)	—	—	(11)
Principal payments on long-term debt	(514)	—	—	(514)
Principal payments on notes payable	(150)	—	—	(150)
Payment of cash dividends	(163)	—	—	(163)
Purchase of treasury stock	(142)	—	—	(142)
Other	25	—	—	25
Net cash provided by financing activities	293	—	—	293
Intercompany investing and financing activities, net	540	—	(540)	—
Net increase (decrease) in cash and cash equivalents	363	(1)	(542)	(180)
Cash and cash equivalents at beginning of period	117	2	1,341	1,460
Cash and cash equivalents at end of period	$480	$1	$799	$1,280

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(56)	$1	$241	$186
Cash flows from investing activities:
Purchase of property and equipment	—	—	(37)	(37)
Proceeds from sale of investments	13	—	—	13
Other	—	—	1	1
Net cash provided by (used in) investing activities	13	—	(36)	(23)
Cash flows from financing activities:
Proceeds from notes payable	155	—	—	155
Principal payments on notes payable	(40)	—	—	(40)
Payment of cash dividends	(408)	—	—	(408)
Purchase of treasury stock	(14)	—	—	(14)
Other, net	15	—	—	15
Net cash used in financing activities	(292)	—	—	(292)
Intercompany investing and financing activities, net	293	(5)	(288)	—
Net decrease in cash and cash equivalents	(42)	(4)	(83)	(129)
Cash and cash equivalents at beginning of period	199	7	856	1,062
Cash and cash equivalents at end of period	$157	$3	$773	$933

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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; amounts of interest on borrowings; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our clearinghouse deposit requirements.
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
Liquid assets – management target — “Liquid assets – management target” is a non-GAAP financial measure. We define “liquid assets – management target” as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in “liquid assets – management target,” rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. “Liquid assets – management target” is based on more conservative measures of broker-dealer net capital than “liquid assets – regulatory threshold” (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider “liquid assets – management target” to be a measure that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. “Liquid assets – regulatory threshold” is a related metric that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
Liquid assets – regulatory threshold — “Liquid assets – regulatory threshold” is a non-GAAP financial measure. We define “liquid assets – regulatory threshold” as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies, (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer and futures commission merchant ("FCM") subsidiaries in excess of the applicable “early warning” net capital requirement and (c) Tier 1 capital of our trust company in excess of the minimum requirement. We include the excess capital of our broker-dealer, FCM and trust company subsidiaries in “liquid assets – regulatory threshold,” rather than simply including broker-dealer, FCM and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer, FCM and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (b) and (c) above, is generally available for dividend from the broker-dealer, FCM and trust company subsidiaries to the parent company. We consider “liquid assets – regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. “Liquid assets – management target” is a related metric that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
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
Total trades — Revenue-generating client securities trades, which are executed by the Company’s broker-dealer and FCM subsidiaries, excluding trades processed for TD Waterhouse UK. Total trades are a significant source of the Company’s revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, markups on riskless principal transactions in fixed income securities, transaction fees and/or order routing revenue.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended March 31,				Six months ended March 31,
	2015		2014		2015		2014
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$341	42.5%	$369	45.4%	$730	45.0%	$723	46.2%
Less:
Depreciation and amortization	(23)	(2.9)%	(24)	(3.0)%	(46)	(2.8)%	(48)	(3.1)%
Amortization of acquired intangible assets	(22)	(2.7)%	(22)	(2.7)%	(45)	(2.8)%	(45)	(2.9)%
Interest on borrowings	(9)	(1.1)%	(6)	(0.7)%	(17)	(1.0)%	(12)	(0.8)%
Provision for income taxes	(98)	(12.2)%	(123)	(15.1)%	(221)	(13.6)%	(232)	(14.8)%
Net income	$189	23.5%	$194	23.9%	$401	24.7%	$386	24.7%
Our EBITDA increased 1% for the first half of fiscal 2015 compared to the first half of fiscal 2014, primarily due to a 4% increase in net revenues, mostly offset by a 6% increase in operating expenses excluding depreciation and amortization during the first half of fiscal 2015. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Our diluted earnings per share increased 4% to $0.73 for the first half of fiscal 2015 compared to $0.70 for the first half of fiscal 2014, primarily due to a lower effective income tax rate during the first half of fiscal 2015 resulting from favorable resolutions of state income tax matters, and a 1% decrease in average diluted shares outstanding as a result of our stock repurchase program. Based on current operating conditions, including the low interest rate environment, we expect our diluted earnings per share to be in the lower half of our previously announced outlook range of $1.45 to $1.70 for the full fiscal year 2015.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first half of fiscal 2015, asset-based revenues and transaction-based revenues accounted for 55% and 44% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended March 31,		Increase/ (Decrease)	Six months ended March 31,		Increase/ (Decrease)
	2015	2014		2015	2014
Average interest-earning assets	$19,366	$18,431	$935	$19,429	$18,017	$1,412
Average insured deposit account balances	74,924	73,039	1,885	74,945	72,854	2,091
Average spread-based balances	$94,290	$91,470	$2,820	$94,374	$90,871	$3,503

Net interest revenue	$149	$146	$3	$311	$272	$39
Insured deposit account fee revenue	205	202	3	412	410	2
Spread-based revenue	$354	$348	$6	$723	$682	$41

Avg. annualized yield—interest-earning assets	3.09%	3.17%	(0.08)%	3.16%	2.99%	0.17%
Avg. annualized yield—insured deposit account fees	1.09%	1.10%	(0.01)%	1.09%	1.11%	(0.02)%
Net interest margin (NIM)	1.50%	1.52%	(0.02)%	1.51%	1.49%	0.02%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2015	2014		2015	2014
Segregated cash	$1	$2	$(1)	$3	$3	$—
Client margin balances	107	101	6	215	194	21
Securities lending/borrowing, net	41	43	(2)	93	75	18
Other cash and interest-earning investments	—	—	—	1	1	—
Client credit balances	—	—	—	(1)	(1)	—
Net interest revenue	$149	$146	$3	$311	$272	$39

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2015	2014		2015	2014
Segregated cash	$4,376	$5,342	(18)%	$4,831	$5,382	(10)%
Client margin balances	11,879	10,493	13%	11,666	9,897	18%
Securities borrowing	951	1,054	(10)%	932	1,120	(17)%
Other cash and interest-earning investments	2,160	1,542	40%	2,000	1,618	24%
Interest-earning assets	$19,366	$18,431	5%	$19,429	$18,017	8%

Client credit balances	$11,977	$10,999	9%	$12,112	$10,847	12%
Securities lending	2,181	2,777	(21)%	2,218	2,494	(11)%
Interest-bearing liabilities	$14,158	$13,776	3%	$14,330	$13,341	7%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2015	2014		2015	2014
Segregated cash	0.13%	0.14%	(0.01)%	0.13%	0.12%	0.01%
Client margin balances	3.60%	3.85%	(0.25)%	3.65%	3.88%	(0.23)%
Other cash and interest-earning investments	0.04%	0.09%	(0.05)%	0.05%	0.08%	(0.03)%
Client credit balances	(0.01)%	(0.01)%	0.00%	(0.01)%	(0.01)%	0.00%
Net interest revenue	3.09%	3.17%	(0.08)%	3.16%	2.99%	0.17%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2015	2014		2015	2014
Money market mutual fund	$—	$—	$—	$—	$—	$—
Market fee-based investment balances	85	75	10	168	147	21
Total investment product fees	$85	$75	$10	$168	$147	$21

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2015	2014		2015	2014
Money market mutual fund	$5,639	$5,264	7%	$5,612	$5,275	6%
Market fee-based investment balances	149,490	128,368	16%	147,290	126,766	16%
Total fee-based investment balances	$155,129	$133,632	16%	$152,902	$132,041	16%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2015	2014		2015	2014
Money market mutual fund	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Market fee-based investment balances	0.23%	0.23%	0.00%	0.23%	0.23%	0.00%
Total investment product fees	0.22%	0.22%	0.00%	0.22%	0.22%	0.00%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2015	2014		2015	2014
Total trades (in millions)	29.07	30.01	(3)%	57.88	56.08	3%
Average client trades per day	476,590	491,963	(3)%	466,761	452,222	3%
Average client trades per funded account (annualized)	18.6	20.2	(8)%	18.4	18.7	(2)%
Activity rate—funded accounts	7.4%	8.1%	(9)%	7.3%	7.5%	(3)%
Trading days	61.0	61.0	0%	124.0	124.0	0%
Average commissions and transaction fees per trade (1)	$12.02	$12.47	(4)%	$12.23	$12.51	(2)%
Order routing revenue (in millions)	$75	$84	(11)%	$153	$154	(1)%
Average order routing revenue per trade (2)	$2.59	$2.78	(7)%	$2.64	$2.75	(4)%

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

(2)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2015	2014		2015	2014
Funded accounts (beginning of period)	6,371,000	6,048,000	5%	6,301,000	5,993,000	5%
Funded accounts (end of period)	6,467,000	6,146,000	5%	6,467,000	6,146,000	5%
Percentage change during period	2%	2%		3%	3%

Client assets (beginning of period, in billions)	$672.4	$596.5	13%	$653.1	$555.9	17%
Client assets (end of period, in billions)	$695.3	$617.1	13%	$695.3	$617.1	13%
Percentage change during period	3%	3%		6%	11%

Net new assets (in billions)	$16.3	$12.2	34%	$35.1	$26.7	31%
Net new assets annualized growth rate	10%	8%		11%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2015	2014		2015	2014
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$350	$374	(6)%	$708	$702	1%
Asset-based revenues:
Interest revenue	151	148	2%	314	276	14%
Brokerage interest expense	(2)	(2)	0%	(3)	(4)	(25)%
Net interest revenue	149	146	2%	311	272	14%
Insured deposit account fees	205	202	1%	412	410	0%
Investment product fees	85	75	13%	168	147	14%
Total asset-based revenues	439	423	4%	891	829	7%
Other revenues	14	15	(7)%	22	33	(33)%
Net revenues	803	812	(1)%	1,621	1,564	4%
Operating expenses:
Employee compensation and benefits	208	193	8%	406	376	8%
Clearing and execution costs	37	34	9%	72	63	14%
Communications	30	28	7%	61	56	9%
Occupancy and equipment costs	39	40	(3)%	81	77	5%
Depreciation and amortization	23	24	(4)%	46	48	(4)%
Amortization of acquired intangible assets	22	22	0%	45	45	0%
Professional services	41	37	11%	77	75	3%
Advertising	82	94	(13)%	145	157	(8)%
Other	25	17	47%	48	37	30%
Total operating expenses	507	489	4%	981	934	5%
Operating income	296	323	(8)%	640	630	2%
Other expense:
Interest on borrowings	9	6	50%	17	12	42%
Other	—	—	N/A	1	—	N/A
Total other expense	9	6	50%	18	12	50%
Pre-tax income	287	317	(9)%	622	618	1%
Provision for income taxes	98	123	(20)%	221	232	(5)%
Net income	$189	$194	(3)%	$401	$386	4%
Other information:
Effective income tax rate	34.1%	38.8%		35.5%	37.5%
Average debt outstanding	$1,299	$1,127	15%	$1,358	$1,079	26%
Effective interest rate incurred on borrowings	2.59%	2.19%		2.58%	2.23%

Three-Month Periods Ended March 31, 2015 and 2014
Net Revenues
Commissions and transaction fees decreased 6% to $350 million, primarily due to decreased client trading activity and lower average commissions and transaction fees per trade. Average client trades per day decreased 3% to 476,590 for the second quarter of fiscal 2015 compared to 491,963 for the second quarter of the prior year. Average client trades per funded account (annualized) were 18.6 for the second quarter of fiscal 2015 compared to 20.2 for the second quarter of the prior year. Average commissions and transaction fees per trade decreased to $12.02 for the second quarter of fiscal 2015 from $12.47 for the second quarter of the prior year, primarily due to a higher percentage of reduced commission trades, including negotiated rates for our active trader clients, a 7% decrease in average order routing revenue per trade and a higher percentage of futures trades, which earn lower average commissions and transaction fees per trade and do not generate order routing revenue.
Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 4% to $439 million for the second quarter of fiscal 2015, primarily due to a 3% increase in average spread-based assets and a 16% increase in average market fee-based investment balances, partially offset by a decrease of 2 basis points in the net interest margin earned on spread-based assets. Our net interest margin was 1.50% for the second quarter of fiscal 2015, compared to 1.52% for the second quarter of the prior year, primarily due to lower average yields earned on client margin and insured deposit account balances and a small decrease in net interest revenue from our securities borrowing/lending program. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 2% to $149 million, due primarily to a 13% increase in average client margin balances, mostly offset by a decrease of 25 basis points in the average yield earned on client margin balances and a $2 million decrease in net interest revenue from our securities borrowing/lending program.
Insured deposit account fees increased 1% to $205 million, primarily due to a 3% increase in average client IDA balances, partially offset by a decrease of 1 basis point in the average yield earned on the IDA assets. The increased IDA balances are mostly due to our success in attracting net new client assets. For more information about the IDA agreement, please see Note 12 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Investment product fees increased 13% to $85 million, due to a 16% increase in average market fee-based investment balances.
Operating Expenses
Employee compensation and benefits expense increased 8% to $208 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,895 for the second quarter of fiscal 2015 compared to 5,535 for the second quarter of the prior year.
Clearing and execution costs increased 9% to $37 million, primarily due to a higher percentage of client futures trades, which cost more to execute, and fee increases by the Options Clearing Corporation that became effective April 1, 2014.
Professional services increased 11% to $41 million, primarily due to increased usage of consulting and contract services in connection with operational and technology projects and higher fees associated with legal and regulatory matters.
Advertising expense decreased 13% to $82 million, primarily due additional spending during the second quarter of the prior year in connection with our sponsorship of the Winter Olympics. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.
Other operating expenses increased 47% to $25 million, primarily due to increased litigation and arbitration losses and travel expenses.
Other Expenses and Income Taxes
Interest on borrowings increased 50% to $9 million, primarily due to a 15% increase in average debt outstanding and an increase of 40 basis points in the average effective interest rate incurred on our debt. On March 4, 2015, we issued $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies. We expect interest on borrowings to average approximately $13 million per quarter for the remainder of fiscal 2015, reflecting the full quarter impact of the new debt issuance.

Our effective income tax rate was 34.1% for the second quarter of fiscal 2015, compared to 38.8% for the second quarter of the prior year. The effective income tax rate for the second quarter of fiscal 2015 was significantly lower than normal primarily due to $13 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the second quarter of fiscal 2015 by approximately two cents per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2015, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Six-Month Periods Ended March 31, 2015 and 2014
Net Revenues
Commissions and transaction fees increased 1% to $708 million, primarily due to increased client trading activity, mostly offset by lower average commissions and transaction fees per trade. Average client trades per day increased 3% to 466,761 for the first half of fiscal 2015 compared to 452,222 for the first half of the prior year. Average commissions and transaction fees per trade decreased to $12.23 for the first half of fiscal 2015 from $12.51 for the first half of the prior year, primarily due to a higher percentage of reduced commission trades, including negotiated rates for our active trader clients, a 4% decrease in average order routing revenue per trade and a higher percentage of futures trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate order routing revenue.
Asset-based revenues increased 7% to $891 million for the first half of fiscal 2015, primarily due to a 4% increase in average spread-based assets, a 16% increase in average market fee-based investment balances and increased net interest revenue from our securities borrowing/lending program. Our net interest margin was 1.51% for the first half of fiscal 2015, compared to 1.49% for the first half of the prior year, as increased net interest revenue from our securities borrowing/lending program was partially offset by lower average yields earned on client margin and insured deposit account balances. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 14% to $311 million, due primarily to an 18% increase in average client margin balances and an $18 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 23 basis points in the average yield earned on client margin balances.
Insured deposit account fees increased slightly to $412 million, primarily due to a 3% increase in average client IDA balances, mostly offset by a decrease of 2 basis points in the average yield earned on the IDA assets. The increased IDA balances are mostly due to our success in attracting net new client assets.
Investment product fees increased 14% to $168 million, due to a 16% increase in average market fee-based investment balances.
Other revenues decreased 33% to $22 million, primarily due to lower client education revenue and unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries.
Operating Expenses
Employee compensation and benefits expense increased 8% to $406 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,856 for the first half of fiscal 2015 compared to 5,495 for the first half of the prior year.
Clearing and execution costs increased 14% to $72 million, primarily due a higher percentage of futures trades, which are more costly to execute, fee increases by the Options Clearing Corporation that became effective April 1, 2014 and higher client trading volumes.
Communications expense increased 9% to $61 million, primarily due to increased costs for quotes and market information.
Occupancy and equipment costs increased 5% to $81 million, primarily due to upgrades to our technology infrastructure.
Advertising expense decreased 8% to $145 million, primarily due additional spending during the second quarter of the prior year in connection with our sponsorship of the Winter Olympics.
Other operating expenses increased 30% to $48 million, primarily due to increased litigation and arbitration losses and travel expenses. These increases were partially offset by a $3 million recovery of money market funds from the final distribution of The Reserve Primary Fund during the first quarter of fiscal 2015.

Other Expenses and Income Taxes
Interest on borrowings increased 42% to $17 million, primarily due to a 26% increase in average debt outstanding and an increase of 35 basis points in the average effective interest rate incurred on our debt. On October 17, 2014, we issued $500 million of 3.625% Senior Notes due April 1, 2025, for purposes of refinancing our $500 million of 4.150% Senior Notes due December 1, 2014. In addition, on March 4, 2015, we issued $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies. The timing of the issuance and maturity dates related to the debt refinancing, along with the issuance of the 2.950% Senior Notes, contributed to the increase in average debt outstanding during the first half of fiscal 2015.
Our effective income tax rate was 35.5% for the first half of fiscal 2015, compared to 37.5% for the first half of the prior year. The effective income tax rate for the first half of fiscal 2015 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the first half of fiscal 2015 by approximately three cents per share. The effective income tax rate for the first half of the prior year was slightly lower than normal primarily due to $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on our earnings for the first half of the prior year of approximately one cent per share.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2015 were financed primarily from our subsidiaries’ earnings, cash on hand and borrowings. We plan to finance our capital and liquidity needs during the remainder of fiscal 2015 primarily from our subsidiaries’ earnings, cash on hand and borrowings.
On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025. We used the net proceeds from the issuance of the 3.625% Senior Notes, together with cash on hand, to repay in full the $500 million of outstanding principal under our 4.150% Senior Notes that matured on December 1, 2014.
In addition, on March 4, 2015, we sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022. We issued the 2.950% Senior Notes for general corporate purposes, including liquidity for operational contingencies. Liquidity for operational contingencies could be used, for example, to fund our deposit requirements with clearinghouses. These requirements, which are based on our clients’ trading activity, have been increasing and we expect them to continue to increase. Our cash deposited with and securities pledged to clearinghouses increased to $401 million as of March 31, 2015, compared to $285 million as of September 30, 2014. Under periods of systemic market stress, clearing fund deposit requirements could increase substantially. In addition, we expect that proposed changes by the Options Clearing Corporation ("OCC") to the aggregate size of and allocation methodology for its clearing fund will result in additional increases in our clearinghouse deposit requirements.
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
Broker-dealer and Futures Commission Merchant Subsidiaries
Our broker-dealer and FCM subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the “Exchange Act”), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For our clearing broker-dealer subsidiary, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on the broker-dealer’s “aggregate debits,” which primarily are a function of client margin balances at the clearing broker-dealer. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to our broker-dealer and FCM subsidiaries, if necessary, to meet minimum net capital requirements.
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (c) less than

150% of its minimum dollar requirement. TD Ameritrade Futures & Forex LLC ("TDAFF"), our FCM subsidiary that is not registered as a securities broker-dealer, must provide notice to the CFTC if its net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (b) less than 150% of its minimum dollar requirement. These broker-dealer and FCM net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as “early warning” net capital thresholds. As of March 31, 2015, our broker-dealer and FCM subsidiaries had net capital as follows (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,610	$727	$883
TD Ameritrade, Inc.	$266	$2	$264
TD Ameritrade Futures & Forex LLC	$52	$13	$39
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation (“DTCC”) and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. TDAC had $400 million and $284 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of March 31, 2015 and September 30, 2014, respectively.
TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $13.8 billion and $14.2 billion as of March 31, 2015 and September 30, 2014, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $4.1 billion and $4.8 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of March 31, 2015 and September 30, 2014, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described in Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – TD Ameritrade Clearing, Inc. Credit Agreement under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. There were no borrowings outstanding on this facility as of March 31, 2015 and September 30, 2014.
In addition, during March 2015, we established intercompany credit agreements under which the broker-dealer and FCM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for committed loans of up to $700 million and uncommitted loans of up to $300 million. The intercompany credit agreements are described in Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – Intercompany Credit Agreements under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. There were no borrowings outstanding under any of the intercompany credit agreements as of March 31, 2015.
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

We define “liquid assets – management target” as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). “Liquid assets – management target” is based on more conservative measures of broker-dealer net capital than “liquid assets – regulatory threshold” (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider “liquid assets – management target” to be a measure that reflects our liquidity that would be readily available for corporate investing or financing activities under normal operating circumstances.
We define “liquid assets – regulatory threshold” as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies, (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer and FCM subsidiaries in excess of the applicable “early warning” net capital requirement and (c) Tier 1 capital of our trust company in excess of the minimum requirement. For more information about the regulatory capital requirements of our broker-dealer, FCM and trust subsidiaries, please see Note 6 – CAPITAL REQUIREMENTS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. We consider “liquid assets – regulatory threshold” to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	Mar. 31,	Sept. 30,		Mar. 31,	Sept. 30,
	2015	2014	Change	2015	2014	Change
Cash and cash equivalents	$1,280	$1,460	$(180)	$1,280	$1,460	$(180)
Less: Non-corporate cash and cash equivalents	(662)	(1,162)	500	(662)	(1,162)	500
Corporate cash and cash equivalents	618	298	320	618	298	320
Corporate short-term investments	501	—	501	501	—	501
Less: Corporate liquidity maintained for operational contingencies	(750)	—	(750)	(750)	—	(750)
Excess corporate cash and cash equivalents and short-term investments	369	298	71	369	298	71
Excess trust company Tier 1 capital	—	—	—	13	12	1
Excess broker-dealer and FCM regulatory net capital	371	464	(93)	1,186	1,196	(10)
Liquid assets	$740	$762	$(22)	$1,568	$1,506	$62

The changes in liquid assets are summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2014	$762	$1,506

Plus: EBITDA (1)	730	730
Proceeds from issuance of long-term debt (2)	498	498
Proceeds from exercise of stock options	12	12
Other investing activities	4	4
Other changes in working capital and regulatory net capital	7	13

Less: Income taxes paid	(137)	(137)
Interest paid	(14)	(14)
Purchase of property and equipment	(38)	(38)
Principal payments on long-term debt	(514)	(514)
Principal payments on notes payable	(150)	(150)
Payment of cash dividends	(163)	(163)
Purchase of treasury stock	(142)	(142)
Payment of debt issuance costs	(11)	(11)
Additional net capital requirement due to increase in aggregate debits	(53)	(26)
Transfer of futures and foreign exchange business to TDAFF (3)	(51)	—
Liquid assets as of March 31, 2015	$740	$1,568

(1)	See “Financial Performance Metrics” earlier in this section for a description of EBITDA.

(2)	Excludes $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies.

(3)
On March 29, 2015, we transferred our futures and foreign exchange business from TD Ameritrade, Inc. to TDAFF. The regulatory net capital associated with the futures and foreign exchange business was part of the net capital in excess of TD Ameritrade Inc.'s $50 million liquid assets - management target prior to the transfer, but management no longer considers it to be available for liquid assets – management target purposes as part of a separately regulated FCM entity.

Loan Facilities
The following summarizes changes to our loan facilities during fiscal 2015.
Senior Notes – On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025 (the “2025 Notes”). Interest on the 2025 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. We used the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the $500 million of outstanding principal under the 4.150% Senior Notes (the “2014 Notes”) that matured on December 1, 2014. In addition, on March 4, 2015, we sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022 (the “2022 Notes”). Interest on the 2022 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. We issued the 2022 Notes for general corporate purposes, including liquidity for operational contingencies.
Fair Value Hedging – On November 19, 2014, we entered into a fixed-for-variable interest rate swap on the 2025 Notes for a notional amount of $500 million, with a maturity date matching the maturity date of the 2025 Notes. Under the terms of this interest rate swap agreement, we receive semi-annual fixed-rate interest payments based on the same rate applicable to the 2025 Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus 1.1022%. For more information regarding the fixed-for-variable interest rate swaps on certain of our Senior Notes, see Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – Fair Value Hedging under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Intercompany Credit Agreements – During March 2015, we established intercompany credit agreements under which our broker-dealer and FCM subsidiaries may borrow from the parent company. For additional information about the intercompany credit agreements, see Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – Intercompany Credit Agreements under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Stock Repurchase Program
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the second quarter of fiscal 2015, we repurchased approximately 0.1 million shares at a weighted average purchase price of $33.14 per share. From the inception of this stock repurchase authorization through March 31, 2015, we have repurchased approximately 14.9 million shares at a weighted average purchase price of $26.88 per share. As of March 31, 2015, we had approximately 15.1 million shares remaining on the stock repurchase authorization.
Cash Dividends
We declared a $0.15 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal 2015. We paid a total of $163 million to fund the first and second quarter dividends. We expect to pay approximately $82 million on May 15, 2015 to fund the third quarter dividend.
CONTRACTUAL OBLIGATIONS
The following items constitute material changes in our contractual obligations outside the ordinary course of business since September 30, 2014:
During the first quarter of fiscal 2015, we refinanced our $500 million of 4.150% Senior Notes that matured on December 1, 2014 by issuing $500 million of 3.625% Senior Notes due April 1, 2025. During the second quarter of fiscal 2015, we issued $750 million of 2.950% Senior Notes due April 1, 2022.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: “General Contingencies” and “Guarantees” under Note 7 – COMMITMENTS AND CONTINGENCIES and “Insured Deposit Account Agreement” under Note 12 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (25% of our net revenues for the first half of fiscal 2015) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as “gap” risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of March 31, 2015, our consolidated duration was 2.3 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2015 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $116 million to $176 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $18 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
There have been no material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2014.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	135,627	$32.94	61,493	15,163,401
February 1, 2015 – February 28, 2015	59,262	$33.84	38,350	15,125,051
March 1, 2015 – March 31, 2015	2,053	$36.27	—	15,125,051
Total – Three months ended March 31, 2015	196,942	$33.24	99,843	15,125,051
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal 2015.
During the quarter ended March 31, 2015, 97,099 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

4.7
Supplemental Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on October 23, 2014)

4.8
Second Supplemental Indenture, dated March 9, 2015, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 9, 2015)

4.9	Form of 2.950% Senior Note due 2022 (included in Exhibit 4.8)

10.1	Executive Employment Term Sheet, effective as of July 1, 2015, between Stephen J. Boyle and TD Ameritrade Holding Corporation

10.2
Consulting and Release of Claims Agreement, dated January 15, 2015, between William J. Gerber and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on February 5, 2015)

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
Dated: May 7, 2015

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)