Form 10-Q
period 2015-06-30
TD AMERITRADE HOLDING CORP
filed 2015-08-07
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.     Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of July 29, 2015, there were 543,180,721 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
/s/ ERNST & YOUNG LLP
Chicago, Illinois
August 7, 2015

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	September 30, 2014
	(In millions)
ASSETS
Cash and cash equivalents	$2,233	$1,460
Cash and investments segregated and on deposit for regulatory purposes	4,425	5,116
Receivable from brokers, dealers and clearing organizations	1,144	1,108
Receivable from clients, net	12,868	11,639
Receivable from affiliates	107	99
Other receivables, net	141	147
Securities owned, at fair value	412	332
Property and equipment at cost, net	531	543
Goodwill	2,467	2,467
Acquired intangible assets, net	684	751
Other assets	147	169
Total assets	$25,159	$23,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,414	$2,421
Payable to clients	15,070	14,497
Accounts payable and other liabilities	568	595
Payable to affiliates	6	5
Notes payable	—	150
Long-term debt	1,810	1,101
Deferred income taxes	298	314
Total liabilities	20,166	19,083
Stockholders’ equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; June 30, 2015 - 543 million shares outstanding; September 30, 2014 - 545 million shares outstanding	6	6
Additional paid-in capital	1,638	1,618
Retained earnings	4,904	4,551
Treasury stock, common, at cost: June 30, 2015 - 88 million shares; September 30, 2014 - 86 million shares	(1,529)	(1,409)
Accumulated other comprehensive loss	(26)	(18)
Total stockholders’ equity	4,993	4,748
Total liabilities and stockholders’ equity	$25,159	$23,831
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$328	$317	$1,036	$1,019
Asset-based revenues:
Interest revenue	158	150	472	426
Brokerage interest expense	(2)	(1)	(5)	(5)
Net interest revenue	156	149	467	421
Insured deposit account fees	209	202	620	612
Investment product fees	85	79	253	226
Total asset-based revenues	450	430	1,340	1,259
Other revenues	16	16	39	49
Net revenues	794	763	2,415	2,327
Operating expenses:
Employee compensation and benefits	202	189	608	565
Clearing and execution costs	36	35	108	98
Communications	31	29	92	84
Occupancy and equipment costs	40	39	121	116
Depreciation and amortization	23	24	69	71
Amortization of acquired intangible assets	22	22	67	68
Professional services	43	42	120	117
Advertising	54	48	199	205
Other	18	19	66	57
Total operating expenses	469	447	1,450	1,381
Operating income	325	316	965	946
Other expense (income):
Interest on borrowings	13	6	30	18
Gain on sale of investments	(7)	—	(7)	—
Other	—	—	1	—
Total other expense (income)	6	6	24	18
Pre-tax income	319	310	941	928
Provision for income taxes	122	120	344	352
Net income	$197	$190	$597	$576
Earnings per share - basic	$0.36	$0.34	$1.10	$1.05
Earnings per share - diluted	$0.36	$0.34	$1.09	$1.04
Weighted average shares outstanding - basic	544	551	544	551
Weighted average shares outstanding - diluted	547	555	547	555
Dividends declared per share	$0.15	$0.12	$0.45	$0.86
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net income	$197	$190	$597	$576
Other comprehensive income (loss), before tax:
Cash flow hedging instruments:
Net unrealized loss	—	(15)	(15)	(24)
Reclassification adjustment for portion of realized loss amortized to net income	1	—	3	—
Total other comprehensive income (loss), before tax	1	(15)	(12)	(24)
Income tax effect	(1)	6	4	9
Total other comprehensive income (loss), net of tax	—	(9)	(8)	(15)
Comprehensive income	$197	$181	$589	$561
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
	(In millions)
Cash flows from operating activities:
Net income	$597	$576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	71
Amortization of acquired intangible assets	67	68
Deferred income taxes	(11)	(5)
Gain on sale of investments	(7)	—
Stock-based compensation	27	24
Excess tax benefits on stock-based compensation	(14)	(9)
Other, net	2	—
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	691	636
Receivable from brokers, dealers and clearing organizations	(36)	33
Receivable from clients, net	(1,229)	(2,247)
Receivable from/payable to affiliates, net	(7)	2
Other receivables, net	6	9
Securities owned, at fair value	(79)	(48)
Other assets	34	(40)
Payable to brokers, dealers and clearing organizations	(7)	564
Payable to clients	573	1,082
Accounts payable and other liabilities	(33)	(64)
Net cash provided by operating activities	643	652
Cash flows from investing activities:
Purchase of property and equipment	(58)	(54)
Purchase of short-term investments	(503)	(1)
Proceeds from sale and maturity of short-term investments	501	1
Proceeds from sale of investments	10	13
Other	3	1
Net cash used in investing activities	(47)	(40)

(Continued on following page)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,248	$—
Payment of debt issuance costs	(11)	—
Principal payments on long-term debt	(544)	—
Proceeds from notes payable	—	230
Principal payments on notes payable	(150)	(80)
Payment of cash dividends	(244)	(474)
Proceeds from exercise of stock options: Nine months ended June 30, 2015 - 0.7 million shares; 2014 - 0.4 million shares	12	7
Purchase of treasury stock: Nine months ended June 30, 2015 - 4.5 million shares; 2014 - 3.5 million shares	(148)	(106)
Excess tax benefits on stock-based compensation	14	9
Net cash provided by (used in) financing activities	177	(414)
Net increase in cash and cash equivalents	773	198
Cash and cash equivalents at beginning of period	1,460	1,062
Cash and cash equivalents at end of period	$2,233	$1,260
Supplemental cash flow information:
Interest paid	$23	$22
Income taxes paid	$355	$367
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Nine Month Periods Ended June 30, 2015 and 2014
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the fiscal year ended September 30, 2014.
Recently Adopted Accounting Pronouncements
ASU 2014-11 — During fiscal 2015, the Company adopted Accounting Standards Update ("ASU") 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 require entities to account for repurchase-to-maturity transactions and linked repurchase financings as secured borrowings, which is consistent with the accounting for other repurchase agreements. The new accounting requirements became effective for the Company on January 1, 2015, and did not result in any accounting changes because the Company does not act as a transferor in repurchase-to-maturity transactions or linked repurchase financings. In addition, the amendments require new disclosures, including information regarding collateral pledged in securities lending transactions and similar transactions that are accounted for as secured borrowings. On April 1, 2015, the Company prospectively adopted the new disclosure requirements related to collateral pledged in transactions that are accounted for as secured borrowings. Adoption of ASU 2014-11 resulted only in certain additional disclosures presented in Note 9.
Recently Issued Accounting Pronouncements
ASU 2014-09 — In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and, (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments by using one of the following two methods: (1) retrospective application to each prior reporting period presented or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. The effective date was recently deferred for one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Therefore, ASU 2014-09 will be effective for the Company's fiscal year beginning October 1, 2018. Early adoption is permitted as of the original effective date (annual reporting periods beginning after December 15, 2016). The Company is currently assessing the impact that ASU 2014-09 will have on the Company's financial statements and evaluating which adoption method to apply.
ASU 2015-03 — In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective application and is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Therefore, ASU 2015-03 will be effective for the Company's fiscal year beginning October 1, 2016. Early adoption is permitted. The adoption of ASU 2015-03 will change the location where debt issuance costs are presented in the balance sheet and is not expected to have any other impact on the Company's financial statements. As of June 30, 2015, the Company had debt issuance costs, related to recognized debt liabilities, of approximately $12 million, which are included in other assets on the Condensed Consolidated Balance Sheet.

2. CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents is summarized in the following table (dollars in millions):

	June 30, 2015	September 30, 2014
Corporate	$1,117	$298
Broker-dealer subsidiaries	975	1,090
Futures commission merchant subsidiary	42	—
Trust company subsidiary	72	53
Investment advisory subsidiaries	27	19
Total	$2,233	$1,460
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
3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	June 30, 2015	September 30, 2014
U.S. government debt securities	$2,305	$3,070
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,236	1,193
Cash in demand deposit accounts	646	617
Cash on deposit with futures commission merchants	163	186
U.S. government debt securities on deposit with futures commission merchant	75	50
Total	$4,425	$5,116
4. INCOME TAXES
The Company’s effective income tax rate for the nine months ended June 30, 2015 was 36.6%, compared to 37.9% for the nine months ended June 30, 2014. The provision for income taxes for the nine months ended June 30, 2015 was lower than normal primarily due to $20 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for the nine months ended June 30, 2015 by approximately four cents per share. The provision for income taxes for the nine months ended June 30, 2014 includes $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company’s earnings for the nine months ended June 30, 2014 of approximately one cent per share.
5. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consist of the following (dollars in millions):

June 30, 2015	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Long-term debt:
Senior Notes:
5.600% Notes due 2019	$500	$—	$33	$533
2.950% Notes due 2022	750	(2)	—	748
3.625% Notes due 2025	500	—	4	504
Secured Loan:
Variable-rate Note due 2019	25	—	—	25
Total long-term debt	$1,775	$(2)	$37	$1,810

September 30, 2014	Face Value	Unamortized Discount	Fair Value Adjustment (1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$150	$—	$—	$150
Long-term debt:
Senior Notes:
4.150% Notes due 2014	500	—	2	502
5.600% Notes due 2019	500	—	30	530
Secured Loan:
Variable-rate Note due 2019	69	—	—	69
Subtotal – Long-term debt	1,069	—	32	1,101
Total notes payable and long-term debt	$1,219	$—	$32	$1,251

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Senior Notes - On October 17, 2014, the Company sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025 (the "2025 Notes"). Interest on the 2025 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. The Company used the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the outstanding principal under the Company's 4.150% Senior Notes (the "2014 Notes") that matured on December 1, 2014.
On March 4, 2015, the Company sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022 (the "2022 Notes"). Interest on the 2022 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year, beginning on October 1, 2015. The Company issued the 2022 Notes for general corporate purposes, including liquidity for operational contingencies.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of June 30, 2015, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.02%.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) on fair value of interest rate swaps	$(24)	$1	$5	$(11)
Gain (loss) on fair value of hedged fixed-rate debt	24	(1)	(5)	11
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
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
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under "Senior Notes" above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of June 30, 2015, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive income (loss), into interest on borrowings on the Condensed Consolidated Statements of Income within the next 12 months.
The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the periods indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Forward-starting interest rate swaps	$—	$(15)	$(15)	$(24)
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	June 30, 2015	September 30, 2014
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$37	$32
Forward-starting interest rate swaps designated as cash flow hedges	Accounts payable and other liabilities	$—	$(29)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of June 30, 2015 and September 30, 2014, the pay-variable interest rate swap counterparties had pledged $39 million and $47 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2014 the Company had pledged $43 million of collateral to the forward-starting interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other assets on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Credit Agreement — On June 11, 2014, the Parent entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is June 11, 2019.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent LIBOR loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin ("Base Rate loans"). The interest rate margin ranges from 0.875% to 1.75% for Parent LIBOR loans and from 0% to 0.75% for Base Rate loans, determined by reference to the Company’s public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.10% to 0.25% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings.
As of June 30, 2015, the interest rate margin would have been 1.25% for Parent LIBOR loans and 0.25% for Base Rate loans, and the commitment fee was 0.15%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2015. As of September 30, 2014, there was $150 million of borrowings outstanding under the Parent Revolving Facility, consisting of Parent LIBOR loans. As of September 30, 2014, the commitment fee was 0.15% and the interest rate margin was 1.25%, each determined by reference to the Company’s public debt ratings, and the interest rate was 1.40%, based on one-month LIBOR plus the interest rate margin.

The obligations under the Parent Revolving Facility are guaranteed by TD Ameritrade Online Holdings Corp. ("TDAOH"), a wholly-owned subsidiary of the Company, and each "significant subsidiary" (as defined in SEC Rule 1-02(w) of Regulation S‑X) of the Parent, other than broker-dealer subsidiaries, FCM subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Parent Revolving Facility is TDAOH.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer and FCM subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of June 30, 2015.
TD Ameritrade Clearing, Inc. Credit Agreement - On June 11, 2014, TD Ameritrade Clearing, Inc. ("TDAC"), the Company’s clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is June 11, 2019.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC LIBOR loans") or (b) the federal funds effective rate plus an interest rate margin ("Fed Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.50% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company’s public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company’s public debt ratings. As of June 30, 2015, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company’s public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of June 30, 2015 and September 30, 2014.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of June 30, 2015.
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
The intercompany credit agreement with TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM subsidiary, was established on March 29, 2015 and has an initial term of five years. The agreement will automatically renew for an additional five-year term, unless either party provides notice to the other of its intent to terminate not less than 30 days before the end of the then current term. Under this agreement, TDAFF may borrow from the Parent, under a committed facility, up to 75% of TDAFF's "residual interest target" as determined by TDAFF in accordance with applicable rules and regulations. As of June 30, 2015, TDAFF's residual interest target was $18 million and the corresponding loan commitment amount was $13.5 million. Loans under this facility bear interest at the prime rate plus 1.00% and must be repaid with interest not later than 60 calendar days following the date of the borrowing.
There were no borrowings outstanding under any of the intercompany credit agreements as of June 30, 2015.
6. CAPITAL REQUIREMENTS
The Company’s broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), administered by the SEC and the Financial Industry Regulatory Authority

("FINRA"), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. TDAC, the Company’s clearing broker-dealer subsidiary, and TD Ameritrade, Inc., the Company’s introducing broker-dealer subsidiary, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions.
Under Rule 15c3-1, TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. Prior to May 20, 2015, as an FCM registered with the CFTC, TD Ameritrade, Inc. was also subject to CFTC Regulation 1.17 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association ("NFA"), which requires the maintenance of minimum net capital of the greatest of (a) $1.0 million, (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts, or (c) its Rule 15c3-1 net capital requirement. TD Ameritrade, Inc. transferred its futures and foreign exchange business to TDAFF effective March 29, 2015 and withdrew its registration as an FCM effective May 20, 2015.
Under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances, (b) less than 110% of its risk-based capital requirement under CFTC Regulation 1.17, or (c) less than 120% of its minimum dollar requirement. An FCM, such as TDAFF, that is not registered as a securities broker-dealer must provide notice to the CFTC if its net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (b) less than 150% of its minimum dollar requirement. These broker-dealer and FCM net capital thresholds, which are specified in Exchange Act Rule 17a-11 and CFTC Regulation 1.12, are typically referred to as "early warning" net capital thresholds.
Net capital and net capital requirements for the Company’s broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2015	$1,533	$307	$1,226	$766	9.99%
September 30, 2014	$1,569	$280	$1,289	$868	11.19%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin or $250,000 Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% or 120% of Required Net Capital)
June 30, 2015	$264	$—	$264	$263
September 30, 2014	$347	$17	$330	$328
During October 2014, TDAFF registered as an FCM with the CFTC. TDAFF is subject to CFTC Regulation 1.17 under the Commodity Exchange Act, which requires the maintenance of minimum net capital as described above. Net capital and net capital requirements for TDAFF are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
June 30, 2015	$57	$11	46	$45
September 30, 2014	N/A	N/A	N/A	N/A

The Company’s non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC’s Tier 1 capital was $30 million and $27 million as of June 30, 2015 and September 30, 2014, respectively, which exceeded the required Tier 1 capital by $14 million and $12 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Legal and Regulatory Matters
Order Routing Litigation – Five putative class action complaints have been filed regarding TD Ameritrade’s routing of client orders. The cases are pending in the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with "best execution" and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients’ non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska’s Consumer Protection Act, violation of Nebraska’s Uniform Deceptive Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
Reserve Yield Plus Fund Litigation – During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund was not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients continue to hold shares in the Yield Plus Fund (now known as "Yield Plus Fund – In Liquidation"), which is being liquidated.
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. and is pending in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the fund’s advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the fund. On March 19, 2015, the plaintiffs entered into an agreement with Reserve Management Company, Inc. and related defendants to settle the claims against them, subject to court approval. On March 26, 2015, the Company and the plaintiffs reached an agreement in principle to resolve the claims against the Company and its directors, officers and shareholders named as defendants, subject to definitive written terms that will require court approval. Under the agreement, the Company will make a cash contribution of $3.75 million toward a class settlement fund. All the parties entered into a stipulation of settlement as of June 4, 2015, subject to court approval, and filed a request for the Court’s preliminary approval of the settlement and approval of notices to class members.
Other Legal and Regulatory Matters – The Company is subject to a number of other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. ASC 450, Loss Contingencies, governs the recognition and disclosure of loss contingencies, including potential losses from legal and regulatory matters. ASC 450 categorizes loss contingencies using three terms based on the likelihood of occurrence of events that result in a loss: "probable" means that "the future event or events are likely to occur;" "remote" means that "the chance of the future event or events occurring is slight;" and "reasonably possible" means that "the chance of the future event or events occurring is more than remote but less than likely." Under ASC 450, the Company accrues for losses that are considered both probable and reasonably estimable. The Company may incur losses in addition to the amounts accrued where the losses are greater than estimated by management, or for matters for which an unfavorable outcome is considered reasonably possible, but not probable.
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $35 million as of June 30, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
Income Taxes
The Company’s federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the condensed consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. The Toronto-Dominion Bank ("TD") has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse Group, Inc. ("TD Waterhouse") prior to the Company’s acquisition of TD Waterhouse in January 2006.
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
The Company extends margin credit and leverage to its clients. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client’s account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin-related transactions may expose the Company to credit risk in the event a client’s assets are not sufficient to fully cover losses that the client may incur. Leverage involves securing a large potential future obligation with a lesser amount of cash and securities. The risks associated with margin credit and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. In the event the client fails to satisfy its obligations, the Company has the authority to purchase or sell financial instruments in the client’s account at prevailing market prices in order to fulfill the client’s obligations. However, during periods of rapid market movements, clients who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company seeks to mitigate the risks associated with its client margin and leverage activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.
The Company loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis and requiring additional cash as collateral when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation ("OCC").
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

	June 30, 2015	September 30, 2014
Client margin securities	$17.9	$16.2
Stock borrowings	0.8	1.0
Total collateral available	$18.7	$17.2

Collateral loaned	$2.4	$2.4
Collateral repledged	2.7	2.5
Total collateral loaned or repledged	$5.1	$4.9

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients’ trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	June 30, 2015	September 30, 2014
Cash	Receivable from brokers, dealers and clearing organizations	$284	$104
U.S. government debt securities	Securities owned, at fair value	185	181
Total		$469	$285
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
See "Insured Deposit Account Agreement" in Note 12 for a description of a guarantee included in that agreement.
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
The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014 (dollars in millions):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,048	$—	$—	$2,048
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,380	—	2,380
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	406	—	406
Other	1	3	—	4
Subtotal - Securities owned	1	409	2	412
Other assets:
Pay-variable interest rate swaps(1)	—	37	—	37
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	41	1	42
Total assets at fair value	$2,049	$2,830	$3	$4,882
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$13	$—	$—	$13

(1)	See "Fair Value Hedging" in Note 5 for details.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,284	$—	$—	$1,284
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,120	—	3,120
Securities owned:
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	326	—	326
Other	2	3	—	5
Subtotal - Securities owned	2	329	1	332
Other assets:
Pay-variable interest rate swaps(1)	—	32	—	32
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	36	1	37
Total assets at fair value	$1,286	$3,485	$2	$4,773
Liabilities:
Accounts payable and other liabilities:
Forward-starting interest rate swaps(2)	$—	$29	$—	$29
Securities sold, not yet purchased:
Equity securities	1	—	—	1
Total liabilities at fair value	$1	$29	$—	$30

(1)	See "Fair Value Hedging" in Note 5 for details.

(2)	See "Cash Flow Hedging" in Note 5 for details.
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
Cash and investments segregated and on deposit for regulatory purposes includes reverse repurchase agreements (securities purchased under agreements to resell). Reverse repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company’s reverse repurchase agreements generally have a maturity of seven days and are collateralized by U.S. Treasury securities in amounts exceeding the carrying value of the resale agreements. Accordingly, the carrying value of reverse repurchase agreements approximates fair value (categorized as Level 2 of the fair value hierarchy). In addition, this category includes cash held in demand deposit accounts and on deposit with futures commission merchants, for which the carrying values approximate the fair value (categorized as Level 1 of the fair value hierarchy). See Note 3 for a summary of cash and investments segregated and on deposit for regulatory purposes.
Long-term debt – As of June 30, 2015, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.819 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.785 billion. As of September 30, 2014, the Company’s Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.081 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.032 billion.
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
The following tables present information about the potential effect of rights of setoff associated with the Company’s recognized assets and liabilities as of June 30, 2015 and September 30, 2014 (dollars in millions):

	June 30, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,236	$—	$1,236	$—	$(1,236)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	846	—	846	(54)	(776)	16
Other assets:
Pay-variable interest rate swaps	37	—	37	—	(37)	—
Total	$2,119	$—	$2,119	$(54)	$(2,049)	$16
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)(3)	$2,363	$—	$2,363	$(54)	$(2,065)	$244

	September 30, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,193	$—	$1,193	$—	$(1,193)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	995	—	995	(69)	(900)	26
Other assets:
Pay-variable interest rate swaps	32	—	32	—	(32)	—
Total	$2,220	$—	$2,220	$(69)	$(2,125)	$26
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)	$2,384	$—	$2,384	$(69)	$(2,015)	$300
Accounts payable and other liabilities:
Forward-starting interest rate swaps	29	—	29	—	(29)	—
Total	$2,413	$—	$2,413	$(69)	$(2,044)	$300

(1)
Included in the gross amounts of deposits paid for securities borrowed is $499 million and $616 million as of June 30, 2015 and September 30, 2014, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 7 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $685 million and $754 million as of June 30, 2015 and September 30, 2014, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 7 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

June 30, 2015
Deposits received for securities loaned:
Equity securities	$2,132
Exchange-traded funds	137
Closed-end funds	57
Other	37
Total	$2,363

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At June 30, 2015 and September 30, 2014, the Company had received total collateral with a fair value of $2,128 million and $2,231 million, respectively, and pledged total collateral with a fair value of $2,117 million and $2,124 million, respectively.

(6)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the net change in fair value recorded in other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$—	$—	$—	$(15)	$6	$(9)
Reclassification adjustment for portion of realized loss amortized to net income (1)	1	(1)	—	—	—	—
Other comprehensive income (loss)	$1	$(1)	$—	$(15)	$6	$(9)

	Nine Months Ended June 30,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$(15)	$5	$(10)	$(24)	$9	$(15)
Reclassification adjustment for portion of realized loss amortized to net income (1)	3	(1)	2	—	—	—
Other comprehensive loss	$(12)	$4	$(8)	$(24)	$9	$(15)

(1) The before tax reclassification adjustment amount and the related tax effect are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.
The following table presents after-tax changes in accumulated other comprehensive loss (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Cash flow hedging instruments:
Beginning balance	$(26)	$(6)	$(18)	$—
Other comprehensive loss before reclassification	—	(9)	(10)	(15)
Amount reclassified from accumulated other comprehensive loss	—	—	2	—
Current period change	—	(9)	(8)	(15)
Ending balance	$(26)	$(15)	$(26)	$(15)
11. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and nine months ended June 30, 2015 and 2014.
12. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company’s acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company’s common stock as of June 30, 2015. Pursuant to the Stockholders Agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company’s board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
Insured Deposit Account Agreement
The Company is party to an insured deposit account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and TD. Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of June 30, 2015, the IDA portfolio was comprised of approximately 77% fixed-rate notional investments and 23% floating-rate investments.
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
The interest rates paid to clients are set by the TD Depository Institutions and are not linked to any index. The servicing fee to the TD Depository Institutions under the IDA agreement is equal to 25 basis points on the aggregate average daily balance in the IDA accounts, subject to adjustment as it relates to deposits of less than or equal to $20 billion kept in floating-rate investments or in fixed-rate notional investments with a maturity of up to 24 months ("short-term fixed-rate investments"). For floating-rate and short-term fixed-rate investments, the servicing fee is equal to the difference of the interest rate earned on the investments less the FDIC premiums paid (in basis points), divided by two. The servicing fee has a floor of 3 basis points (subject to adjustment from time to time to reflect material changes to the TD Depository Institutions’ leverage costs) and a maximum of 25 basis points.
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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2015	2014	2015	2014
Insured Deposit Account Agreement	Insured deposit account fees	$209	$202	$620	$612
Referral and Strategic Alliance Agreement	Various	3	3	9	9
Other	Various	2	2	5	5
Total revenues		$214	$207	$634	$626

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2015	2014	2015	2014
Canadian Call Center Services Agreement	Professional services	$5	$4	$14	$13
Other	Various	—	—	2	2
Total expenses		$5	$4	$16	$15
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	June 30, 2015	September 30, 2014
Assets:
Receivable from brokers, dealers and clearing organizations	$—	$1
Receivable from affiliates	107	99

Liabilities:
Payable to brokers, dealers and clearing organizations	$67	$96
Payable to affiliates	6	5
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
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$956	$2	$1,275	$—	$2,233
Cash and investments segregated and on deposit for regulatory purposes	—	—	4,425	—	4,425
Receivable from brokers, dealers and clearing organizations	—	—	1,144	—	1,144
Receivable from clients, net	—	—	12,868	—	12,868
Investments in subsidiaries	5,808	5,694	—	(11,502)	—
Receivable from affiliates	6	3	104	(6)	107
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	538	—	684
Other, net	116	15	1,157	(57)	1,231
Total assets	$6,886	$5,860	$23,978	$(11,565)	$25,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,414	$—	$2,414
Payable to clients	—	—	15,070	—	15,070
Accounts payable and other liabilities	83	—	498	(13)	568
Payable to affiliates	—	—	12	(6)	6
Long-term debt	1,810	—	—	—	1,810
Deferred income taxes	—	52	290	(44)	298
Total liabilities	1,893	52	18,284	(63)	20,166
Stockholders’ equity	4,993	5,808	5,694	(11,502)	4,993
Total liabilities and stockholders’ equity	$6,886	$5,860	$23,978	$(11,565)	$25,159

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$117	$2	$1,341	$—	$1,460
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,116	—	5,116
Receivable from brokers, dealers and clearing organizations	—	—	1,108	—	1,108
Receivable from clients, net	—	—	11,639	—	11,639
Investments in subsidiaries	5,868	5,754	—	(11,622)	—
Receivable from affiliates	11	2	97	(11)	99
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	605	—	751
Other, net	156	16	1,073	(54)	1,191
Total assets	$6,152	$5,920	$23,446	$(11,687)	$23,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,421	$—	$2,421
Payable to clients	—	—	14,497	—	14,497
Accounts payable and other liabilities	153	—	455	(13)	595
Payable to affiliates	—	—	16	(11)	5
Notes payable	150	—	—	—	150
Long-term debt	1,101	—	—	—	1,101
Deferred income taxes	—	52	303	(41)	314
Total liabilities	1,404	52	17,692	(65)	19,083
Stockholders’ equity	4,748	5,868	5,754	(11,622)	4,748
Total liabilities and stockholders’ equity	$6,152	$5,920	$23,446	$(11,687)	$23,831

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$5	$—	$794	$(5)	$794
Operating expenses	4	—	470	(5)	469
Operating income	1	—	324	—	325
Other expense (income)	13	—	(7)	—	6
Income (loss) before income taxes and equity in income of subsidiaries	(12)	—	331	—	319
Provision for (benefit from) income taxes	(5)	—	127	—	122
Income (loss) before equity in income of subsidiaries	(7)	—	204	—	197
Equity in income of subsidiaries	204	204	—	(408)	—
Net income	$197	$204	$204	$(408)	$197
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$764	$(5)	$763
Operating expenses	4	—	448	(5)	447
Operating income	—	—	316	—	316
Other expense	6	—	—	—	6
Income (loss) before income taxes and equity in income of subsidiaries	(6)	—	316	—	310
Provision for (benefit from) income taxes	(2)	—	122	—	120
Income (loss) before equity in income of subsidiaries	(4)	—	194	—	190
Equity in income of subsidiaries	194	194	—	(388)	—
Net income	$190	$194	$194	$(388)	$190

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$13	$—	$2,415	$(13)	$2,415
Operating expenses	11	—	1,452	(13)	1,450
Operating income	2	—	963	—	965
Other expense (income)	31	—	(7)	—	24
Income (loss) before income taxes and equity in income of subsidiaries	(29)	—	970	—	941
Provision for (benefit from) income taxes	(11)	—	355	—	344
Income (loss) before equity in income of subsidiaries	(18)	—	615	—	597
Equity in income of subsidiaries	615	615	—	(1,230)	—
Net income	$597	$615	$615	$(1,230)	$597
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$10	$—	$2,328	$(11)	$2,327
Operating expenses	9	—	1,383	(11)	1,381
Operating income	1	—	945	—	946
Other expense	18	—	—	—	18
Income (loss) before income taxes and equity in income of subsidiaries	(17)	—	945	—	928
Provision for (benefit from) income taxes	(13)	1	364	—	352
Income (loss) before equity in income of subsidiaries	(4)	(1)	581	—	576
Equity in income of subsidiaries	580	573	17	(1,170)	—
Net income	$576	$572	$598	$(1,170)	$576

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(12)	$—	$655	$643
Cash flows from investing activities:
Purchase of property and equipment	—	—	(58)	(58)
Proceeds from sale and maturity of short-term investments	500	—	1	501
Purchase of short-term investments	(502)	—	(1)	(503)
Proceeds from sale of investments	1	—	9	10
Other	—	—	3	3
Net cash used in investing activities	(1)	—	(46)	(47)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248	—	—	1,248
Payment of debt issuance costs	(11)	—	—	(11)
Principal payments on long-term debt	(544)	—	—	(544)
Principal payments on notes payable	(150)	—	—	(150)
Payment of cash dividends	(244)	—	—	(244)
Purchase of treasury stock	(148)	—	—	(148)
Other	26	—	—	26
Net cash provided by financing activities	177	—	—	177
Intercompany investing and financing activities, net	675	—	(675)	—
Net increase (decrease) in cash and cash equivalents	839	—	(66)	773
Cash and cash equivalents at beginning of period	117	2	1,341	1,460
Cash and cash equivalents at end of period	$956	$2	$1,275	$2,233

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(80)	$1	$731	$652
Cash flows from investing activities:
Purchase of property and equipment	—	—	(54)	(54)
Proceeds from sale and maturity of short-term investments	—	—	1	1
Proceeds from sale of investments	13	—	—	13
Net cash provided by (used in) investing activities	13	—	(53)	(40)
Cash flows from financing activities:
Proceeds from notes payable	230	—	—	230
Principal payments on notes payable	(80)	—	—	(80)
Payment of cash dividends	(474)	—	—	(474)
Purchase of treasury stock	(106)	—	—	(106)
Other	16	—	—	16
Net cash used in financing activities	(414)	—	—	(414)
Intercompany investing and financing activities, net	455	(5)	(450)	—
Net increase (decrease) in cash and cash equivalents	(26)	(4)	228	198
Cash and cash equivalents at beginning of period	199	7	856	1,062
Cash and cash equivalents at end of period	$173	$3	$1,084	$1,260

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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our clearinghouse deposit requirements.
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
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2014, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading "Critical Accounting Policies and Estimates" in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2014.
Unless otherwise indicated, the terms "we," "us," "our" or "Company" in this report refer to TD Ameritrade Holding Corporation and its wholly-owned subsidiaries. The term "GAAP" refers to U.S. generally accepted accounting principles.
GLOSSARY OF TERMS
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in the following Glossary of Terms. Italics indicate other defined terms that appear elsewhere in the Glossary. The term "GAAP" refers to U.S. generally accepted accounting principles.
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
Average client trades per day — Total trades divided by the number of trading days in the period. This metric is also known as daily average revenue trades ("DARTs").
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
Client credit balances — Client cash held in brokerage accounts, excluding balances generated by client short sales on which no interest is paid. Interest paid on client credit balances is a reduction of net interest revenue. Client credit balances are included in "payable to clients" on our Consolidated Balance Sheets.
Client margin balances — The total amount of cash loaned to clients in margin accounts. Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue. Client margin balances are included in "receivable from clients, net" on our Consolidated Balance Sheets.
Consolidated duration — The weighted average remaining years until maturity of our spread-based assets. For purposes of this calculation, floating rate balances are treated as having a one-month duration. Consolidated duration is used in analyzing our aggregate interest rate sensitivity.
Daily average revenue trades ("DARTs") — Total trades divided by the number of trading days in the period. This metric is also known as average client trades per day.
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
EPS excluding amortization of intangible assets — Earnings per share ("EPS") excluding amortization of intangible assets is a non-GAAP financial measure. We define EPS excluding amortization of intangible assets as earnings (loss) per share, adjusted to remove the after-tax effect of amortization of acquired intangible assets. We consider EPS excluding amortization of intangible assets an important measure of our financial performance. Amortization of acquired intangible assets is excluded because we believe it is not indicative of underlying business performance. EPS excluding amortization of intangible assets should be considered in addition to, rather than as a substitute for, GAAP earnings per share.
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
Insured deposit account — The Company is party to an Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums.
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
Liquid assets – management target — "Liquid assets – management target" is a non-GAAP financial measure. We define "liquid assets – management target" as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in "liquid assets – management target," rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. "Liquid assets – management target" is based on more conservative measures of broker-dealer net capital than "liquid assets – regulatory threshold" (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider "liquid assets – management target" to be a measure that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. "Liquid assets – regulatory threshold" is a related metric that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
Liquid assets – regulatory threshold — "Liquid assets – regulatory threshold" is a non-GAAP financial measure. We define "liquid assets – regulatory threshold" as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies, (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer and futures commission merchant ("FCM") subsidiaries in excess of the applicable "early warning" net capital requirement and (c) Tier 1 capital of our trust company in excess of the minimum requirement. We include the excess capital of our broker-dealer, FCM and trust company subsidiaries in "liquid assets – regulatory threshold," rather than simply including broker-dealer, FCM and trust company cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer, FCM and trust company subsidiaries to the parent company. Excess capital, as defined under clauses (b) and (c) above, is generally available for dividend from the broker-dealer, FCM and trust company subsidiaries to the parent company. We consider "liquid assets – regulatory threshold" to be a measure that reflects our liquidity that would be available for corporate investing and financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions. "Liquid assets – management target" is a related metric that reflects our liquidity that would be readily available for corporate investing and financing activities under normal operating circumstances. Our liquid assets metrics should be considered as supplemental measures of liquidity, rather than as substitutes for cash and cash equivalents.
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
Net interest margin ("NIM") — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest revenue and insured deposit account fees by average spread-based assets.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended June 30,				Nine months ended June 30,
	2015		2014		2015		2014
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$377	47.5%	$362	47.4%	$1,107	45.8%	$1,085	46.6%
Less:
Depreciation and amortization	(23)	(2.9)%	(24)	(3.1)%	(69)	(2.9)%	(71)	(3.1)%
Amortization of acquired intangible assets	(22)	(2.8)%	(22)	(2.9)%	(67)	(2.8)%	(68)	(2.9)%
Interest on borrowings	(13)	(1.6)%	(6)	(0.8)%	(30)	(1.2)%	(18)	(0.8)%
Provision for income taxes	(122)	(15.4)%	(120)	(15.7)%	(344)	(14.2)%	(352)	(15.1)%
Net income	$197	24.8%	$190	24.9%	$597	24.7%	$576	24.8%
Our EBITDA increased 2% for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, primarily due to a 4% increase in net revenues and a $7 million gain on the sale of an investment, mostly offset by a 6% increase in operating expenses excluding depreciation and amortization during the first nine months of fiscal 2015. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Our diluted earnings per share increased 5% to $1.09 for the first nine months of fiscal 2015 compared to $1.04 for the first nine months of fiscal 2014, primarily due to higher EBITDA, a lower effective income tax rate during the first nine months of fiscal 2015 resulting from favorable resolutions of state income tax matters and a 1% decrease in average diluted shares outstanding as a result of our stock repurchase program, partially offset by higher interest on borrowings due to increases in our average debt outstanding and the average effective interest rate incurred on our debt. Based on current operating conditions, including the low interest rate environment, we expect our diluted earnings per share to be near the low end of our previously announced outlook range of $1.45 to $1.70 for the full fiscal year 2015.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first nine months of fiscal 2015, asset-based revenues and transaction-based revenues accounted for 55% and 43% of our net revenues, respectively. Asset-based revenues consist of (1) net interest revenue, (2) insured deposit account fees and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client margin balances, average segregated cash balances, average client credit balances, average client insured deposit account balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended June 30,		Increase/ (Decrease)	Nine months ended June 30,		Increase/ (Decrease)
	2015	2014		2015	2014
Average interest-earning assets	$20,444	$18,827	$1,617	$19,768	$18,287	$1,481
Average insured deposit account balances	74,844	72,430	2,414	74,911	72,713	2,198
Average spread-based balances	$95,288	$91,257	$4,031	$94,679	$91,000	$3,679

Net interest revenue	$156	$149	$7	$467	$421	$46
Insured deposit account fee revenue	209	202	7	620	612	8
Spread-based revenue	$365	$351	$14	$1,087	$1,033	$54

Avg. annualized yield—interest-earning assets	3.02%	3.13%	(0.11)%	3.11%	3.04%	0.07%
Avg. annualized yield—insured deposit account fees	1.10%	1.10%	0.00%	1.09%	1.11%	(0.02)%
Net interest margin (NIM)	1.51%	1.52%	(0.01)%	1.51%	1.50%	0.01%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2015	2014		2015	2014
Segregated cash	$1	$2	$(1)	$4	$5	$(1)
Client margin balances	112	105	7	328	299	29
Securities lending/borrowing, net	43	42	1	135	117	18
Other cash and interest-earning investments	—	—	—	1	1	—
Client credit balances	—	—	—	(1)	(1)	—
Net interest revenue	$156	$149	$7	$467	$421	$46

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2015	2014		2015	2014
Segregated cash	$3,976	$5,172	(23)%	$4,546	$5,312	(14)%
Client margin balances	12,498	10,980	14%	11,944	10,258	16%
Securities borrowing	966	1,011	(4)%	943	1,084	(13)%
Other cash and interest-earning investments	3,004	1,664	81%	2,335	1,633	43%
Interest-earning assets	$20,444	$18,827	9%	$19,768	$18,287	8%

Client credit balances	$12,226	$11,473	7%	$12,150	$11,056	10%
Securities lending	2,210	2,617	(16)%	2,215	2,535	(13)%
Interest-bearing liabilities	$14,436	$14,090	2%	$14,365	$13,591	6%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2015	2014		2015	2014
Segregated cash	0.11%	0.14%	(0.03)%	0.13%	0.13%	0.00%
Client margin balances	3.56%	3.79%	(0.23)%	3.62%	3.85%	(0.23)%
Other cash and interest-earning investments	0.03%	0.06%	(0.03)%	0.04%	0.07%	(0.03)%
Client credit balances	(0.01)%	(0.01)%	0.00%	(0.01)%	(0.01)%	0.00%
Net interest revenue	3.02%	3.13%	(0.11)%	3.11%	3.04%	0.07%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2015	2014		2015	2014
Money market mutual fund	$—	$—	$—	$—	$—	$—
Market fee-based investment balances	85	79	6	253	226	27
Total investment product fees	$85	$79	$6	$253	$226	$27

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2015	2014		2015	2014
Money market mutual fund	$5,573	$5,212	7%	$5,599	$5,254	7%
Market fee-based investment balances	155,699	133,338	17%	150,093	128,957	16%
Total fee-based investment balances	$161,272	$138,550	16%	$155,692	$134,211	16%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2015	2014		2015	2014
Money market mutual fund	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Market fee-based investment balances	0.22%	0.24%	(0.02)%	0.22%	0.23%	(0.01)%
Total investment product fees	0.21%	0.23%	(0.02)%	0.21%	0.22%	(0.01)%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2015	2014		2015	2014
Total trades (in millions)	27.33	25.29	8%	85.21	81.37	5%
Average client trades per day	433,759	401,468	8%	455,642	435,123	5%
Average client trades per funded account (annualized)	16.7	16.2	3%	17.8	17.9	(1)%
Activity rate—funded accounts	6.7%	6.5%	3%	7.1%	7.1%	0%
Trading days	63.0	63.0	0%	187.0	187.0	0%
Average commissions and transaction fees per trade (1)	$11.99	$12.52	(4)%	$12.16	$12.51	(3)%
Order routing revenue (in millions)	$71	$72	(1)%	$223	$226	(1)%
Average order routing revenue per trade (2)	$2.59	$2.85	(9)%	$2.62	$2.78	(6)%

(1)	Average commissions and transaction fees per trade excludes the TD Waterhouse UK business.

(2)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2015	2014		2015	2014
Funded accounts (beginning of period)	6,467,000	6,146,000	5%	6,301,000	5,993,000	5%
Funded accounts (end of period)	6,551,000	6,237,000	5%	6,551,000	6,237,000	5%
Percentage change during period	1%	1%		4%	4%

Client assets (beginning of period, in billions)	$695.3	$617.1	13%	$653.1	$555.9	17%
Client assets (end of period, in billions)	$702.3	$650.2	8%	$702.3	$650.2	8%
Percentage change during period	1%	5%		8%	17%

Net new assets (in billions)	$11.7	$13.4	(13)%	$46.8	$40.0	17%
Net new assets annualized growth rate	7%	9%		10%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2015	2014		2015	2014
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$328	$317	3%	$1,036	$1,019	2%
Asset-based revenues:
Interest revenue	158	150	5%	472	426	11%
Brokerage interest expense	(2)	(1)	100%	(5)	(5)	0%
Net interest revenue	156	149	5%	467	421	11%
Insured deposit account fees	209	202	3%	620	612	1%
Investment product fees	85	79	8%	253	226	12%
Total asset-based revenues	450	430	5%	1,340	1,259	6%
Other revenues	16	16	0%	39	49	(20)%
Net revenues	794	763	4%	2,415	2,327	4%
Operating expenses:
Employee compensation and benefits	202	189	7%	608	565	8%
Clearing and execution costs	36	35	3%	108	98	10%
Communications	31	29	7%	92	84	10%
Occupancy and equipment costs	40	39	3%	121	116	4%
Depreciation and amortization	23	24	(4)%	69	71	(3)%
Amortization of acquired intangible assets	22	22	0%	67	68	(1)%
Professional services	43	42	2%	120	117	3%
Advertising	54	48	13%	199	205	(3)%
Other	18	19	(5)%	66	57	16%
Total operating expenses	469	447	5%	1,450	1,381	5%
Operating income	325	316	3%	965	946	2%
Other expense (income):
Interest on borrowings	13	6	117%	30	18	67%
Gain on sale of investments	(7)	—	N/A	(7)	—	N/A
Other	—	—	N/A	1	—	N/A
Total other expense (income)	6	6	0%	24	18	33%
Pre-tax income	319	310	3%	941	928	1%
Provision for income taxes	122	120	2%	344	352	(2)%
Net income	$197	$190	4%	$597	$576	4%
Other information:
Effective income tax rate	38.2%	38.7%		36.6%	37.9%
Average debt outstanding	$1,783	$1,101	62%	$1,500	$1,086	38%
Effective interest rate incurred on borrowings	2.87%	2.20%		2.69%	2.22%

Three-Month Periods Ended June 30, 2015 and 2014
Net Revenues
Commissions and transaction fees increased 3% to $328 million, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Average client trades per day increased 8% to 433,759 for the third quarter of fiscal 2015 compared to 401,468 for the third quarter of the prior year. Average client trades per funded account (annualized) were 16.7 for the third quarter of fiscal 2015 compared to 16.2 for the third quarter of the prior year. Average commissions and transaction fees per trade decreased to $11.99 for the third quarter of fiscal 2015 from $12.52 for the third quarter of the prior year, primarily due to a 9% decrease in average order routing revenue per trade, a higher percentage of reduced commission trades, including negotiated rates for our active trader clients, and a higher percentage of futures trades, which earn lower average commissions and transaction fees per trade and do not generate order routing revenue.
Asset-based revenues, which consists of net interest revenue, insured deposit account fees and investment product fees, increased 5% to $450 million for the third quarter of fiscal 2015, primarily due to a 4% increase in average spread-based assets and a 17% increase in average market fee-based investment balances, partially offset by a decrease of 1 basis point in the net interest margin earned on spread-based assets and the deferral of $4 million of revenue during the third quarter of fiscal 2015 related to an Amerivest® fee rebate offer, as described below. Our net interest margin was 1.51% for the third quarter of fiscal 2015, compared to 1.52% for the third quarter of the prior year, primarily due to a lower average yield earned on client margin balances. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 5% to $156 million, due primarily to a 14% increase in average client margin balances, partially offset by a decrease of 23 basis points in the average yield earned on client margin balances. Most of the growth in average client margin balances has come from clients with larger margin balances and lower negotiated interest rates.
Insured deposit account fees increased 3% to $209 million, due to a 3% increase in average client IDA balances. IDA balances have grown more slowly than our net new client asset annualized growth rate, which was 10% for the first nine months of fiscal 2015, as client participation in the market has resulted in a relatively low percentage of total client assets being held in cash. For more information about the IDA agreement, please see Note 12 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Investment product fees increased 8% to $85 million, primarily due to a 17% increase in average market fee-based investment balances, partially offset by the deferral of $4 million of revenue during the third quarter of fiscal 2015 related to an Amerivest® fee rebate offer. For client assets subject to the Amerivest® fee rebate offer, if the model portfolio in which the client is invested experiences two consecutive quarters of negative performance (before advisory fees), the Company will refund the advisory fees for both quarters to the client. Several of the portfolios experienced negative performance for the third quarter of fiscal 2015, therefore recognition of the revenue for the related advisory fees was deferred.
Operating Expenses
Employee compensation and benefits expense increased 7% to $202 million, primarily due to an increase in average headcount related to strategic growth initiatives, higher incentive-based compensation related to Company and individual performance and an increase of approximately $2 million in severance costs related to staff reductions during the third quarter of fiscal 2015. The average number of full-time equivalent employees increased to 5,884 for the third quarter of fiscal 2015 compared to 5,620 for the third quarter of the prior year.
Communications expense increased 7% to $31 million, primarily due to increased costs for quotes and market information.
Advertising expense increased 13% to $54 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.
Other operating expenses decreased 5% to $18 million, as higher litigation, arbitration and regulatory losses were more than offset by approximately $8 million of insurance recoveries during the third quarter of fiscal 2015 related to prior losses.

Other Expense and Income Taxes
Interest on borrowings increased 117% to $13 million, primarily due to a 62% increase in average debt outstanding and an increase of 67 basis points in the average effective interest rate incurred on our debt. On March 4, 2015, we issued $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies.
Our effective income tax rate was 38.2% for the third quarter of fiscal 2015, compared to 38.7% for the third quarter of the prior year. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2015, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Nine-Month Periods Ended June 30, 2015 and 2014
Net Revenues
Commissions and transaction fees increased 2% to $1.04 billion, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Average client trades per day increased 5% to 455,642 for the first nine months of fiscal 2015 compared to 435,123 for the first nine months of the prior year. Average commissions and transaction fees per trade decreased to $12.16 for the first nine months of fiscal 2015 from $12.51 for the first nine months of the prior year, primarily due to a 6% decrease in average order routing revenue per trade, a higher percentage of reduced commission trades, including negotiated rates for our active trader clients, and a higher percentage of futures trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate order routing revenue.
Asset-based revenues increased 6% to $1.34 billion for the first nine months of fiscal 2015, primarily due to a 4% increase in average spread-based assets, a 16% increase in average market fee-based investment balances and increased net interest revenue from our securities borrowing/lending program. Our net interest margin was 1.51% for the first nine months of fiscal 2015, compared to 1.50% for the first nine months of the prior year, as increased net interest revenue from our securities borrowing/lending program was partially offset by lower average yields earned on client margin and insured deposit account balances. The following paragraphs provide further analysis of the components of asset-based revenues.
Net interest revenue increased 11% to $467 million, due primarily to a 16% increase in average client margin balances and an $18 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 23 basis points in the average yield earned on client margin balances. Most of the growth in average client margin balances has come from clients with larger margin balances and lower negotiated interest rates.
Insured deposit account fees increased 1% to $620 million, primarily due to a 3% increase in average client IDA balances, partially offset by a decrease of 2 basis points in the average yield earned on the IDA assets. IDA balances have grown more slowly than our net new client asset annualized growth rate, which was 10% for the first nine months of fiscal 2015, as client participation in the market has resulted in a relatively low percentage of total client assets being held in cash.
Investment product fees increased 12% to $253 million, primarily due to a 16% increase in average market fee-based investment balances, partially offset by the deferral of $4 million of revenue during the third quarter of fiscal 2015 related to an Amerivest® fee rebate offer.
Other revenues decreased 20% to $39 million, primarily due to lower client education revenue and unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries.
Operating Expenses
Employee compensation and benefits expense increased 8% to $608 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,860 for the first nine months of fiscal 2015 compared to 5,536 for the first nine months of the prior year.
Clearing and execution costs increased 10% to $108 million, primarily due to a higher percentage of futures trades, which cost more to execute, fee increases by the Options Clearing Corporation that became effective April 1, 2014 and higher overall client trading volumes.
Communications expense increased 10% to $92 million, primarily due to increased costs for quotes and market information.
Occupancy and equipment costs increased 4% to $121 million, primarily due to upgrades to our technology infrastructure.
Advertising expense decreased 3% to $199 million, primarily due to additional spending during the second quarter of the prior year in connection with our sponsorship of the Winter Olympics.

Other operating expenses increased 16% to $66 million, primarily due to increased litigation, arbitration and regulatory losses and travel expenses. These increases were partially offset by a $3 million recovery of money market funds from the final distribution of The Reserve Primary Fund during the first quarter of fiscal 2015 and approximately $8 million of insurance recoveries related to previous losses during the third quarter of fiscal 2015.
Other Expense and Income Taxes
Interest on borrowings increased 67% to $30 million, primarily due to a 38% increase in average debt outstanding and an increase of 47 basis points in the average effective interest rate incurred on our debt. On October 17, 2014, we issued $500 million of 3.625% Senior Notes due April 1, 2025, for purposes of refinancing our $500 million of 4.150% Senior Notes due December 1, 2014. In addition, on March 4, 2015, we issued $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies. The timing of the issuance and maturity dates related to the debt refinancing, along with the issuance of the 2.950% Senior Notes, contributed to the increase in average debt outstanding during the first nine months of fiscal 2015.
Our effective income tax rate was 36.6% for the first nine months of fiscal 2015, compared to 37.9% for the first nine months of the prior year. The effective income tax rate for the first nine months of fiscal 2015 was lower than normal primarily due to $20 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the first nine months of fiscal 2015 by approximately four cents per share. The effective income tax rate for the first nine months of the prior year includes $9 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on our earnings for the first nine months of the prior year of approximately one cent per share.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2015 were financed primarily from our subsidiaries’ earnings, cash on hand and borrowings. We plan to finance our capital and liquidity needs during the remainder of fiscal 2015 primarily from our subsidiaries’ earnings, cash on hand and borrowings.
On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025. We used the net proceeds from the issuance of the 3.625% Senior Notes, together with cash on hand, to repay in full the $500 million of outstanding principal under our 4.150% Senior Notes that matured on December 1, 2014.
In addition, on March 4, 2015, we sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022. We issued the 2.950% Senior Notes for general corporate purposes, including liquidity for operational contingencies. Liquidity for operational contingencies could be used, for example, to fund our deposit requirements with clearinghouses. These requirements, which are based on our clients’ trading activity, have been increasing and we expect them to continue to increase. Our cash deposited with and securities pledged to clearinghouses increased to $469 million as of June 30, 2015, compared to $285 million as of September 30, 2014. Under periods of systemic market stress, clearing fund deposit requirements could increase substantially. In addition, we expect that proposed changes by the Options Clearing Corporation ("OCC") to the aggregate size of and allocation methodology for its clearing fund will result in additional increases in our clearinghouse deposit requirements.
Dividends from our subsidiaries are the primary source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA") and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.
Broker-dealer and Futures Commission Merchant Subsidiaries
Our broker-dealer and FCM subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC’s Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For our clearing broker-dealer subsidiary, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on the broker-dealer’s "aggregate debits," which primarily are a function of client margin balances at the clearing broker-dealer. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to our broker-dealer and FCM subsidiaries, if necessary, to meet minimum net capital requirements.
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances or (b) less than 120% of its minimum dollar requirement. TD Ameritrade Futures & Forex LLC ("TDAFF"), our FCM subsidiary that is not registered as a securities broker-dealer, must provide notice to the CFTC if its net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (b) less than 150% of its minimum dollar requirement. These broker-dealer and FCM net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as "early warning" net capital thresholds. As of June 30, 2015, our broker-dealer and FCM subsidiaries had net capital as follows (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,533	$767	$766
TD Ameritrade, Inc.	$264	$1	$263
TD Ameritrade Futures & Forex LLC	$57	$12	$45
Our clearing broker-dealer subsidiary, TD Ameritrade Clearing, Inc. ("TDAC"), engages in activities such as settling client securities transactions with clearinghouses, extending credit to clients through margin lending, securities lending and borrowing transactions and processing client cash sweep transactions to and from insured deposit accounts and money market mutual funds. These types of broker-dealer activities require active daily liquidity management.
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients’ trading activity. TDAC had $469 million and $284 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of June 30, 2015 and September 30, 2014, respectively.
TDAC’s liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $14.9 billion and $14.2 billion as of June 30, 2015 and September 30, 2014, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $4.1 billion and $4.8 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of June 30, 2015 and September 30, 2014, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described in Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – TD Ameritrade Clearing, Inc. Credit Agreement under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. There were no borrowings outstanding on this facility as of June 30, 2015 and September 30, 2014.
In addition, during March 2015, we established intercompany credit agreements under which the broker-dealer and FCM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for committed loans of up to $700 million and uncommitted loans of up to $300 million. The intercompany credit agreements are described in Note 5 – NOTES PAYABLE AND LONG-TERM DEBT – Intercompany Credit Agreements under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. There were no borrowings outstanding under any of the intercompany credit agreements as of June 30, 2015.
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
We define "liquid assets – management target" as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). "Liquid assets – management target" is based on more conservative measures of broker-dealer net capital than "liquid assets – regulatory threshold" (defined below) because we prefer to maintain significantly more conservative levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. We consider "liquid assets – management target" to be a measure that reflects our liquidity that would be readily available for corporate investing or financing activities under normal operating circumstances.
We define "liquid assets – regulatory threshold" as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies, (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 5% of aggregate debit items and (ii) our introducing broker-dealer and FCM subsidiaries in excess of the applicable "early warning" net capital requirement and (c) Tier 1 capital of our trust company in excess of the minimum requirement. For more information about the regulatory capital requirements of our broker-dealer, FCM and trust subsidiaries, please see Note 6 – CAPITAL REQUIREMENTS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. We consider "liquid assets – regulatory threshold" to be a measure that reflects our liquidity that would be available for corporate investing or financing activities under unusual operating circumstances, such as the need to provide funding for significant strategic business transactions.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to our liquid assets metrics (dollars in millions):

	Liquid Assets - Management Target			Liquid Assets - Regulatory Threshold
	Jun. 30,	Sept. 30,		Jun. 30,	Sept. 30,
	2015	2014	Change	2015	2014	Change
Cash and cash equivalents	$2,233	$1,460	$773	$2,233	$1,460	$773
Less: Non-corporate cash and cash equivalents	(1,116)	(1,162)	46	(1,116)	(1,162)	46
Corporate cash and cash equivalents	1,117	298	819	1,117	298	819
Less: Corporate liquidity maintained for operational contingencies	(750)	—	(750)	(750)	—	(750)
Excess corporate cash and cash equivalents	367	298	69	367	298	69
Excess trust company Tier 1 capital	—	—	—	14	12	2
Excess broker-dealer and FCM regulatory net capital	214	464	(250)	1,074	1,196	(122)
Liquid assets	$581	$762	$(181)	$1,455	$1,506	$(51)

The changes in liquid assets are summarized as follows (dollars in millions):

	Liquid Assets
	Management Target	Regulatory Threshold
Liquid assets as of September 30, 2014	$762	$1,506

Plus: EBITDA (1)	1,107	1,107
Proceeds from issuance of long-term debt (2)	498	498
Proceeds from exercise of stock options	12	12
Proceeds from the sale of investments	10	10
Other investing activities	3	3

Less: Income taxes paid	(355)	(355)
Interest paid	(23)	(23)
Purchase of property and equipment	(58)	(58)
Principal payments on long-term debt	(544)	(544)
Principal payments on notes payable	(150)	(150)
Payment of cash dividends	(244)	(244)
Purchase of treasury stock	(148)	(148)
Payment of debt issuance costs	(11)	(11)
Additional net capital requirement due to increase in aggregate debits	(133)	(67)
Change in net capital related to daily futures client cash sweep	(62)	(62)
Transfer of futures and foreign exchange business to TDAFF (3)	(51)	—
Other changes in working capital and regulatory net capital	(32)	(19)
Liquid assets as of June 30, 2015	$581	$1,455

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.

(2)	Excludes $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies.

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
Senior Notes – On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025 (the "2025 Notes"). Interest on the 2025 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. We used the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the $500 million of outstanding principal under the 4.150% Senior Notes (the "2014 Notes") that matured on December 1, 2014. In addition, on March 4, 2015, we sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022 (the "2022 Notes"). Interest on the 2022 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. We issued the 2022 Notes for general corporate purposes, including liquidity for operational contingencies.
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
Stock Repurchase Program
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the third quarter of fiscal 2015, we repurchased approximately 0.1 million shares at a weighted average purchase price of $36.75 per share. From the inception of this stock repurchase authorization through June 30, 2015, we have repurchased approximately 15.0 million shares at a weighted average purchase price of $26.96 per share. As of June 30, 2015, we had approximately 15.0 million shares remaining on the stock repurchase authorization.
Cash Dividends
We declared a $0.15 per share quarterly cash dividend on our common stock during each quarter of fiscal 2015. We paid a total of $244 million to fund the quarterly cash dividends declared during the first nine months of fiscal 2015. We expect to pay approximately $81 million on August 18, 2015 to fund the fourth quarter dividend.
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
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 7 – COMMITMENTS AND CONTINGENCIES and "Insured Deposit Account Agreement" under Note 12 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (26% of our net revenues for the nine months ended June 30, 2015) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Interest Rate Risk
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our insured deposit account ("IDA") arrangement with TD Bank USA, N.A. and TD Bank, N.A. and on money market mutual funds, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of June 30, 2015, our consolidated duration was 2.2 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2015 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $107 million to $183 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $14 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A— "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2014.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2015 – April 30, 2015	25,294	$37.35	761	15,124,290
May 1, 2015 – May 31, 2015	89,743	$36.70	89,743	15,034,547
June 1, 2015 – June 30, 2015	35,482	$36.90	34,328	15,000,219
Total – Three months ended June 30, 2015	150,519	$36.86	124,832	15,000,219
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal 2015.
During the quarter ended June 30, 2015, 25,687 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

4.9	Form of 2.950% Senior Note due 2022 (included in Exhibit 4.8)

10.1	Form of Restricted Stock Unit Agreement for Stephen J. Boyle

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of William J. Gerber, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2015

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM J. GERBER
William J. Gerber
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)