Form 10-K
period 2015-09-30
TD AMERITRADE HOLDING CORP
filed 2015-11-20
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9.4 billion computed by reference to the closing sale price of the stock on the New York Stock Exchange on March 31, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 6, 2015 was 536,658,111 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD AMERITRADE HOLDING CORPORATION

Unless otherwise indicated, references to "we," "us," "our," "Company," or "TD Ameritrade" mean TD Ameritrade Holding Corporation and its subsidiaries, and references to "fiscal" mean the Company's fiscal year ended September 30. References to the "parent company" mean TD Ameritrade Holding Corporation.
PART I
Item 1.    Business
Form of Organization
The Company was established in 1971 as a local investment banking firm and began operations as a retail discount securities brokerage firm in 1975. The parent company is a Delaware corporation.
Operations
We are a leading provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors ("RIAs"). We provide our services predominantly through the Internet, a national branch network and relationships with RIAs. We believe that our services appeal to a broad market of independent, value-conscious retail investors, traders and investment advisors. We use our platform to offer brokerage services to retail investors and investment advisors under a simple, low-cost commission structure.
We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access to market destinations; and commitment on the speed of order execution. Since initiating online trading, we have substantially increased our number of brokerage accounts, number of RIA relationships, average daily trading volume and total assets in client accounts. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost-efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant investments in building the TD Ameritrade brand.
Strategy
We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of total assets in client accounts, while maintaining a leadership position in client trading, by providing superior offerings to long-term investors, RIAs and active traders. We strive to enhance the client experience by providing asset management products and services, enhanced trading tools and capabilities and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

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

•
Provide a comprehensive long-term investor solution.    We continue to expand our suite of diversified investment products and services to best serve investors' needs. We help clients make investment decisions by providing simple-to-use investment tools, guidance, education and objective third-party research.

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

•
Leverage our infrastructure to add incremental revenue.    Through our proprietary technology, we are able to provide a robust online experience for long-term investors and active traders. Our low-cost, scalable systems provide speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to add a significant number of transactions while incurring minimal additional fixed costs.

•
Continue to be a low-cost provider of quality services.    We achieve low operating costs per trade by creating economies of scale, utilizing our proprietary transaction-processing systems, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial flexibility. In addition, our insured deposit account arrangement with The Toronto-Dominion Bank enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

•
Continue to differentiate our offerings through innovative technologies and service enhancements.    We have been an innovator in our industry for 40 years. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by offering features and functionality to meet their specific needs.

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

Client Offerings
We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:
Trading and Investing Platforms

•
tdameritrade.com Web Platform is our core offering for self-directed retail investors. We offer a broad array of tools and services, including alerts, screeners, conditional orders, free fundamental third-party research and a customizable workspace. SnapTicket™ conveniently stays at the bottom of the browser window no matter where investors navigate on the site, so that quotes may be accessed and trades placed seamlessly at a moment's notice. Free planning tools are also provided, such as Portfolio Planner to efficiently create a bundle of securities to trade, invest and rebalance and Retirement Planner to realistically assess retirement needs. We recently introduced Social Signals, a one of a kind new trading resource that pulls insights from Twitter and compiles them in one place.

•
Trade Architect® is a powerful and intuitive web-based platform that helps active investors and traders identify opportunities and stay informed. It includes advanced features such as complex options, Level II equity and option quotes, streaming news from CNBC, free research reports from sources such as S&P Capital IQ, visual position profit/loss analysis and Trade Finder, a tool that simplifies the process of identifying and making option trades based on the client's strategy.

•
thinkorswim® is a downloadable desktop platform designed for advanced traders, featuring easy-to-use interfaces, elite-level trading and analytical tools, and fast and efficient order execution for complex trading strategies. thinkorswim clients trade a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange and exchange-traded funds ("ETFs").

•
TD Ameritrade Mobile allows on-the-go investors and traders to trade and monitor accounts from web-enabled mobile devices with features such as alerts, research, streaming market commentary and the ability to deposit a check directly from a smartphone or tablet. With a mobile device, a client can snap a picture of a bar code on any item, and if the company is publicly traded, Snapstock™ can return the company name, ticker symbol and a stock quote along with company-related news and charts. Access is available through the TD Ameritrade Mobile App, the more advanced TD Ameritrade Mobile Trader App or via a mobile browser at the TD Ameritrade Mobile Site.

•
TD Ameritrade Institutional is a leading provider of comprehensive brokerage and custody services to approximately 5,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to grow and manage their practices more effectively and efficiently while optimizing time with clients. Additionally, TD Ameritrade Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses and do the best possible job they can to help their clients with their financial goals.

Other Offerings

•
TD Ameritrade Apex™ status offers top benefits to retail clients who place an average of five trades per month over a three-month period or maintain a total account value of at least $100,000. Apex clients receive certain services for free that are otherwise subject to service fees, as well as discounts on certain premium content.

•
Investools® offers a comprehensive suite of investor education products and services for stock, option, foreign exchange, futures, mutual fund and fixed-income investors. Our education subsidiary, Investools, Inc., offers educational products and services primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are generally combined with web-based tools, personalized instruction techniques and ongoing service and support and are offered in a variety of learning formats. Designed for the advanced student, continuing education programs offer students comprehensive access to education products and services priced either individually or on a bundled basis. Typically included in the continuing education bundles are additional curriculum, online courses, live workshops and coaching services.

•
Amerivest® is an advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on an investor's objective, time horizon and risk tolerance.

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

•
Options.    We offer a full range of option trades, including complex, multi-leg option strategies and mini-options on certain high-priced securities. Mini-option contracts are 1/10 the size of a standard option contract and were created to respond to the evolving needs of investors who utilize options as part of their trading strategies.

•	Futures. We offer futures trades, as well as options on futures, in a wide variety of commodities, stock indices and currencies.

•	Foreign exchange. We offer access to trading in over 75 different currency pairs.

•
Mutual funds.    Clients can compare and select from a portfolio of over 13,000 mutual funds from leading fund families, including a broad range of no-transaction-fee ("NTF") funds. Clients can also easily exchange funds within the same mutual fund family.

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

	Percentage of Net Revenues Fiscal Year Ended September 30,
Class of Service	2015	2014	2013
Commissions and transaction fees	43.1%	43.2%	42.4%
Net interest revenue	19.2%	18.6%	17.0%
Insured deposit account fees	25.8%	26.3%	29.1%
Investment product fees	10.3%	9.9%	9.0%
Other revenues	1.6%	2.0%	2.5%
Net revenues	100.0%	100.0%	100.0%
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

We endeavor to optimize our client service by:

•
Ensuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, a majority of whom hold the Series 7 license;

•	Tailoring client service to the particular expectations of the clients of each of our client segments; and

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients' securities trading and related activities.
We provide access to client service and support through the following means:

•
Websites.    Our websites provide basic information on how to use our services, as well as an in-depth education center that includes a selection of online investing courses. "Ted," our Virtual Investment Consultant, is a web tool that allows retail clients to interact with a virtual representative to ask about our products, tools and services.

•	Branches. We offer a nationwide network of over 100 retail branches, located primarily in large metropolitan areas.

•
Email.    Clients are encouraged to use email to contact our client service representatives. Our operating standards require a response within 24 hours of receipt of the email; however, we strive to respond within four hours after receiving the original message.

•
Telephone.    For clients who choose to call or whose inquiries necessitate calling one of our client service representatives, we provide a toll-free number that connects to advanced call handling systems. These systems provide automated answering and directing of calls to the proper department. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client's account data when the call is received. Client service representatives are available 24 hours a day, seven days a week.

•
Mobile app. We recently introduced in-app support on our TD Ameritrade Mobile Trader App. Clients can text with a trading specialist for immediate answers to their questions or can share their screen for help with navigating the app.

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
Advertising and Marketing
We intend to continue to grow and increase our market share by advertising online, on television, in print and email and on our own websites, and utilizing various forms of social media. We invest heavily in advertising programs designed to bring greater brand recognition to our services. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to decrease advertising in response to market conditions.
Advertising for retail clients is generally conducted through websites, social media, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications and use email advertising. Advertising for institutional clients is significantly less than for retail clients and is generally conducted through highly-targeted media.

To monitor the success of our various marketing efforts, we utilize a media mix model that uses robust data sets to analyze our marketing channels and identify high value client segments. This model also supports decisions on spending levels and helps us determine the point at which we begin to experience diminishing returns. Additionally, our advanced data and analytics capabilities enable a more targeted, personalized experience for prospective clients. How we share client information is disclosed in our privacy statement.
All of our securities brokerage-related communications with the public are regulated by the Financial Industry Regulatory Authority ("FINRA"). All of our futures brokerage-related communications with the public are regulated by the National Futures Association ("NFA").
Clearing Operations
Our subsidiary, TD Ameritrade Clearing, Inc. ("TDAC"), provides clearing and execution services to TD Ameritrade, Inc., our introducing broker-dealer subsidiary. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. Our clearing broker-dealer subsidiary provides the following back office functions:

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
We contract with external providers for futures clearing. We also contract with an external provider to facilitate foreign exchange trading for our clients.
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
The market for brokerage services, particularly electronic brokerage services, continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include E*TRADE Financial Corporation, The Charles Schwab Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from established full-commission brokerage firms such as Merrill Lynch and Morgan Stanley, as well as financial institutions, mutual fund sponsors, online wealth management services and other organizations, some of which provide online brokerage services.

Regulation
The securities and futures industries are subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission ("SEC") and to be members of FINRA. Our subsidiary, TD Ameritrade Futures & Forex LLC ("TDAFF"), is registered with the Commodity Futures Trading Commission ("CFTC") as a futures commission merchant ("FCM") and is a member of, and the corresponding services functions are regulated by, the NFA. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act") relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), "best execution" requirements for client trades under SEC guidelines and FINRA rules and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA. TDAFF is subject to regulations under the Commodity Exchange Act, administered by the CFTC and NFA, including CFTC Regulation 1.17, which requires the maintenance of minimum net capital, and CFTC Regulation 1.20, which requires segregation of client funds.
Net capital rules are designed to protect clients, counterparties and creditors by requiring a broker-dealer or an FCM to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealer's or an FCM's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels. An FCM, such as TDAFF, that is not registered as a securities broker-dealer must provide notice to the CFTC if its net capital amounts are below required levels.
As explained in SEC guidelines and FINRA rules, brokers are required to seek the "best execution" reasonably available for their clients' orders. In part, this requires brokers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions. We send client orders to a number of market centers, including market makers and exchanges, which encourages competition and ensures redundancy. We utilize a committee structure to conduct regular reviews of the securities trade execution quality we obtain from these market centers. For non-directed client orders, it is our policy to route orders to market centers based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price disimprovement, likelihood of executions, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs and whether the firm will receive remuneration for routing order flow to such market centers. Price improvement is available under certain market conditions and for certain order types and we regularly monitor executions to test for such improvement if available. Each quarter we also publicly disclose on SEC Rule 606 Reports information about the market centers we use and the related order routing revenue we received. Our SEC Rule 606 Reports can be found at www.tdameritrade.com.
Certain of our subsidiaries are also registered as investment advisors under the Investment Advisers Act of 1940. We are also subject to regulation in all 50 states and the District of Columbia, including registration requirements. TD Ameritrade Trust Company is chartered in the state of Maine as a state-regulated non-depository trust company.
In its capacity as a securities clearing firm, TDAC is a member of The Depository Trust & Clearing Corporation ("DTCC") and The Options Clearing Corporation ("OCC"), each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, TDAC is required to comply with the rules of such clearing agencies, including rules relating to possession or control of client funds and securities, margin lending and execution and settlement of transactions.
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

For additional, important information relating to government regulation, please review the information set forth under the heading "Risk Factors Relating to the Regulatory and Legislative Environment" in Item 1A — Risk Factors.
Risk Management
Our business activities expose us to various risks. Identifying and measuring our risks is critical to our ability to manage risk within acceptable tolerance levels in order to minimize the effect on our business, results of operations and financial condition.
Our management team is responsible for managing risk, and it is overseen by our board of directors, primarily through the board's Risk Committee. We use risk management processes and have policies and procedures for identifying, measuring and managing risks, including establishing threshold levels for our most significant risks. Our risk management, compliance, internal audit, and legal departments assist management in identifying and managing risks. Our management team's Enterprise Risk Committee ("ERC") is responsible for reviewing risk exposures and risk mitigation. Subcommittees of the ERC have been established to assist in identifying and managing specific areas of risk.
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
Liquidity Risk — Liquidity risk is the risk of loss resulting from the inability to meet current and future cash flow needs. We actively monitor our liquidity position at the holding company and at the broker-dealer and FCM subsidiary levels. For more information, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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
Employees
As of September 30, 2015, we had 5,690 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good. In fiscal 2015, we surveyed our employees and found that 87% responded favorably to questions designed to measure sustainable employee engagement. This score placed us in the "best in class" companies benchmark as measured by Towers Watson for the fourth year in a row.
Financial Information about Segments and Geographic Areas
We primarily operate in the securities brokerage industry and have no other reportable segments. Substantially all of our revenues from external clients for the fiscal years ended September 30, 2015, 2014 and 2013 were derived from our operations in the United States.
Website and Social Media Disclosure
From time to time, the Company may use its website and/or Twitter as distribution channels of material information.  Financial and other important information regarding the Company is routinely accessible through and posted on the Company's website at www.amtd.com and its Twitter account @TDAmeritradePR. We ask that interested parties visit or subscribe to newsfeeds at www.amtd.com/newsroom to automatically receive email alerts and other information, including the most up-to-date corporate financial information, presentation announcements, transcripts and archives. The website to access the Company's Twitter account is https://twitter.com/TDAmeritrade. Website links provided in this report, although correct when published, may change in the future. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.
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
Substantially all of our revenues are derived from our securities brokerage business. Like other securities brokerage businesses, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Events in global financial markets in recent years resulted in substantial market volatility and increased client trading volume. However, any sustained downturn in general economic conditions or U.S. equity markets could result in reduced client trading volume and net revenues. For example, events such as the terrorist attacks in the United States on September 11, 2001 and the invasion of Iraq in 2003 resulted in periods of substantial market volatility and reductions in trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and have a material adverse effect on our profitability.
We have exposure to interest rate risk.
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account arrangement with TD Bank USA, N.A. and TD Bank N.A., which are subject to interest rate risk. During fiscal 2009, the Federal Open Market Committee reduced the federal funds rate to between 0% and 0.25%, where it has remained. In addition, medium- to long-term interest rates have also decreased substantially since fiscal 2009. This lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in our voluntarily waiving fees on certain money market mutual funds in order to prevent our clients' yields on such funds from becoming negative.
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
Maintaining adequate liquidity is crucial to our brokerage operations, including key functions such as transaction settlement and margin lending. We are subject to cash deposit and collateral requirements with clearinghouses such as the DTCC and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. Our liquidity needs to support interest-earning assets are primarily met by client cash balances or financing created from our securities lending activities. A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing, such as borrowings on our revolving credit facilities. Our liquidity could be constrained if we are unable to obtain financing on acceptable terms, or at all, due to a variety of unforeseen market disruptions. Inability to meet our funding needs on a timely basis would have a material adverse effect on our business.
We are exposed to credit risk with clients and counterparties.
We extend margin credit and leverage to clients, which are collateralized by client cash and securities. We also borrow and lend securities in connection with our broker-dealer business. A significant portion of our net revenues is derived from interest on margin loans. By permitting clients to purchase securities on margin and exercise leverage with options and futures positions, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client's indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability.
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

However, clearing brokers also must rely on third-party clearing organizations, such as the DTCC and the OCC, in settling client securities transactions. Clearing securities firms, such as TDAC, are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to regulatory fines and civil penalties as well as losses and liability in related legal proceedings brought by clients and others.
Systems failures, delays and capacity constraints could harm our business.
We receive and process trade orders through a variety of electronic channels, including the Internet, mobile trading applications and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service ("DDOS") attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality following any of these events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS, spam attacks or extreme market volatility could cause our website to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.
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
We, along with the financial services industry in general, have experienced losses related to clients' login and password information being compromised, generally caused by clients' use of public computers or vulnerabilities of clients' private computers and mobile devices. Also, in 2007, we discovered and eliminated unauthorized code from our computer systems that had allowed an unauthorized third party to retrieve client email addresses, names, addresses and phone numbers from an internal database. Following the incident, the Company incurred significant remediation costs. If a similar incident were to occur, we could suffer damage to our reputation and incur significant remediation costs and losses.
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
The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them at lower prices. There has been aggressive price competition in the industry, including various free trade offers. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including E*TRADE Financial Corporation, The Charles Schwab Corporation, Fidelity Investments and Scottrade, Inc. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms, such as Merrill Lynch and Morgan Stanley, as well as from financial institutions, mutual fund sponsors, online wealth management services and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do or offer services at lower prices. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.
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
We provide investment advisory services to investors through our SEC-registered investment advisors, TD Ameritrade, Inc., Amerivest Investment Management, LLC ("Amerivest") and Red Option Advisors, Inc. ("Red Option"). TD Ameritrade, Inc. offers AdvisorDirect,® a service that refers a client to an independent RIA. Amerivest® is an online advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Red Option provides an option advisory service for self-directed investors. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.
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
We cannot assure that any external service providers will be able to continue to provide these services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs in the future. Some external service providers have assets that are important to the services they provide us located outside the United States, and their ability to provide these services is subject to risks from unfavorable political, economic, legal or other developments, such as social or political instability, changes in governmental policies or changes in laws and regulations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in 2010, requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The U.S. Department of Labor ("DOL") continues to pursue regulations seeking to change the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA)and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and Individual Retirement Arrangements (IRAs). Additional rulemaking or legislative action could negatively impact our business and financial results. While we have not yet been required to make material changes to our business or operations as a result of the Dodd-Frank Act or other rulemaking or legislative action, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, DOL, banking regulators and other regulatory agencies may be, and what impact this will have on our compliance costs, business, operations and profitability.
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
The SEC, FINRA, CFTC, NFA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and FCMs. Net capital is a measure of a broker-dealer's or an FCM's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Our broker-dealer and FCM subsidiaries are required to comply with net capital requirements. If we fail to maintain the required net capital, the SEC or the CFTC could suspend or revoke our registration, and FINRA or the NFA could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, then our operations that require capital could be limited. A large operating loss or charge against net capital could have a material adverse effect on our ability to maintain or expand our business.
Extensive regulation and regulatory uncertainties could harm our business.
The securities industry is subject to extensive regulation by federal, state, international government and self-regulatory agencies, and financial services companies are subject to regulations covering all aspects of the securities business. Regulations are intended to ensure the integrity of financial markets, appropriate capitalization of broker-dealers and FCMs and the protection of clients and their assets. These regulations often serve to limit our business activities through capital, client protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. Federal, state, self-regulatory organizations and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a regulated entity or any of its officers or employees. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.
Past turmoil in the financial markets has contributed to changes in laws and regulations, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We may be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations or more rigorous enforcement. The new laws and regulations may be complex, and we may not have the benefit of regulatory or federal interpretations to guide us in compliance. Changes in laws and regulations or new interpretations of existing laws and regulations also can have adverse effects on our methods and costs of doing business. We also may be adversely affected by other regulatory changes related to suitability of financial products, supervision, sales practices, application of fiduciary standards, best execution and market structure, which could limit the Company's business. Because The Toronto-Dominion Bank ("TD"), among other things, owns more than 25% of our common stock, we are considered a non-bank subsidiary of TD under the Bank Holding Company Act of 1956 (the "BHC Act").  As a result, under the BHC Act, we are subject to the supervision and regulation of the Federal Reserve.  These banking regulations limit the activities and the types of businesses that we may conduct and the types of companies we may acquire, and under these regulations the Federal Reserve could impose significant limitations on our current business and operations.  TD is currently regulated as a "financial holding company" under the BHC Act, which allows TD and us to engage in a much broader set of activities than would otherwise be permitted under the BHC Act.  Any failure of TD to maintain its status as a financial holding company could result in substantial limitations on certain of our activities.
Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest, over which federal and state regulators and self-regulatory organizations have increased their scrutiny. Addressing conflicts of interest is a complex and difficult undertaking. Our business and reputation could be harmed if we were to fail, or appear to fail, to address conflicts appropriately.
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

Risk Factors Relating to Acquisitions and the Integration of Acquired Operations
Acquisitions involve risks that could adversely affect our business.
We may pursue acquisitions of businesses and technologies. Acquisitions may entail numerous risks, including:

•	difficulties in the integration of acquired operations, services and products;

•	failure to achieve expected synergies;

•	diversion of management's attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies;

•	amortization of acquired intangible assets, which could reduce future reported earnings;

•	potential loss of clients or key employees of acquired companies; and

•	dilution to existing stockholders.
As part of our growth strategy, we regularly consider, and from time to time engage in, discussions and negotiations regarding transactions, such as acquisitions, mergers and combinations within our industry. The purchase price for possible acquisitions could be paid in cash, through the issuance of common stock or other securities, borrowings or a combination of these methods.
We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our revenues and profitability.
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

•
sales of a substantial number of shares of our common stock by TD and J. Joe Ricketts, our founder, certain members of his family and trusts held for their benefit (which we collectively refer to as the Ricketts holders), who have registration rights covering approximately 223 million shares and 60 million shares, respectively, of our common stock; and

•
increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, changes in the interest rate environment or in market expectations regarding the interest rate environment and variations between estimated financial results and actual financial results.

Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, may also affect our stock price.
Because the market price of our common stock can fluctuate significantly, we could become the object of securities class action litigation, which could result in substantial costs and a diversion of management's attention and resources and could have a material adverse effect on our business and the price of our common stock.

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
Under our revolving credit facilities, we are also required to maintain compliance with a maximum consolidated leverage ratio covenant (not to exceed 3.00:1.00) and a minimum consolidated interest coverage ratio covenant (not less than 4.00:1:00). TDAC is required to maintain compliance with a minimum consolidated tangible net worth covenant and our broker-dealer and FCM subsidiaries are required to maintain compliance with minimum regulatory net capital covenants. As a result of the covenants and restrictions contained in the revolving credit facilities and our senior unsecured notes, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future. A failure to comply with these covenants could have a material adverse effect on our financial condition by impairing our ability to secure and maintain financing.
Our corporate debt level may limit our ability to obtain additional financing.
As of September 30, 2015, we had approximately $1.75 billion of long-term debt, consisting of:

•	$500 million of 5.600% Senior Notes with principal due in full on December 1, 2019;

•	$750 million of 2.950% Senior Notes with principal due in full on April 1, 2022; and

•	$500 million of 3.625% Senior Notes with principal due in full on April 1, 2025.
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
As of September 30, 2015, TD and the Ricketts holders owned approximately 42% and 11%, respectively, of our outstanding common stock. As a result, TD and the Ricketts holders have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. TD is permitted under a stockholders agreement to exercise voting rights on up to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2021). Beginning January 24, 2016, if our stock repurchases cause TD's ownership percentage to exceed 45%, TD is required to use reasonable efforts to sell or dispose of such excess stock, subject to TD's commercial judgment as to the optimal timing, amount and method of sales with a view to maximizing proceeds from such sales. TD has no absolute obligation to reduce its ownership percentage to 45% by the termination of the stockholders agreement. However, prior to and following the termination of the stockholders agreement, TD is required to vote any such excess stock on any matter in the same proportions as all the outstanding shares of stock held by holders other than TD and its affiliates are voted. Beginning January 24, 2016, in no event may TD Ameritrade repurchase shares of its common stock that would result in TD's ownership percentage exceeding 47%. The Ricketts holders are permitted under the stockholders agreement to own up to 29% of our outstanding common stock until January 24, 2016, when they will no longer be a party to the stockholders agreement. There is no restriction on the number of shares TD may own following the termination of the stockholders agreement or on the number of shares the Ricketts holders may own after January 24, 2016. As a result of their significant share ownership in TD Ameritrade, TD or the Ricketts holders may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD or the Ricketts holders, but not necessarily favorable to our other stockholders.
The stockholders agreement also provides that TD may designate five of the twelve members of our board of directors and the Ricketts holders may designate three of the twelve members of our board of directors, subject to adjustment based on their respective ownership positions in TD Ameritrade. As of September 30, 2015, based on their ownership positions, TD has the right to designate five members of our board of directors, and the Ricketts holders have the right to designate one. Accordingly, TD and the Ricketts holders are able to significantly influence the outcome of all matters that come before our board.
The ownership position and governance rights of TD and the Ricketts holders could also discourage a third party from proposing a change of control or other strategic transaction concerning TD Ameritrade. As a result, our common stock could trade at prices that do not reflect a "takeover premium" to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as TD's and the Ricketts holders' combined ownership interest.
We have extensive relationships and business transactions with TD and some of its affiliates, which if terminated or adversely modified could have a material adverse effect on our business, financial condition and results of operations.
We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement between us and affiliates of TD provides a significant portion of our revenue. This agreement enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter. During fiscal 2015, net revenues related to this agreement accounted for approximately 26% of our net revenues. For fiscal year 2015, the average balance of client cash swept to our insured deposit account offering was $76 billion. The average yield earned on the insured deposit account balances was 99 basis points higher than the average net yield earned on segregated cash balances during fiscal 2015. The termination or adverse modification of this agreement without replacing it on comparable terms with a different counterparty, which may not be available, could have a material adverse effect on our business, financial condition and results of operations. If this agreement was terminated or adversely modified and we were permitted to establish our own bank charter for purposes of offering an FDIC-insured deposit product, we would be required to establish and maintain significant levels of capital within a bank subsidiary. We would also be subject to various other risks associated with banking, including credit risk on loans and investments, liquidity risk associated with bank balance sheet management, operational risks associated with banking systems and infrastructure and additional regulatory requirements and supervision.

Conflicts of interest may arise between TD Ameritrade and TD, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.
Conflicts of interest may arise between us and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD Ameritrade and the exercise by TD of its influence over our management and affairs. Some of the directors on our board are persons who are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD Ameritrade and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for us and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between us and TD. In addition, a committee of our board consisting of outside independent directors reviews and approves or ratifies transactions with TD and its affiliates. There can be no assurance that any of the foregoing potential conflicts would be resolved in a manner that does not adversely affect our business, financial condition or results of operations. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent us and TD from competing with each other to some degree in the future.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Company-owned corporate headquarters facility is located in Omaha, Nebraska and provides more than 500,000 square feet of building space. Our headquarters facility has earned Leadership in Energy and Environmental Design (LEED) Platinum Certification, the highest level of distinction awarded by the U.S. Green Building Council.

We also lease approximately 178,000 square feet of building space on property adjacent to the headquarters for administrative and operational facilities. These leases expire on various dates from 2016 through 2020.
We lease approximately 190,000 and 140,000 square feet of building space for additional operations centers in Jersey City, New Jersey and Ft. Worth, Texas, respectively. The Jersey City and Ft. Worth leases expire in 2020. During October 2015, we purchased land in Southlake, Texas, on which we plan to construct a new operations center. We intend to transition our Ft. Worth operations to Southlake once construction of the new facility is completed, which is scheduled for 2017. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Michigan, Texas and Utah, and we own a data center facility in Richardson, Texas. We also lease over 100 branch offices located in large metropolitan areas in 33 states and the District of Columbia. We believe that our facilities are suitable and adequate to meet our needs.
Item 3.    Legal Proceedings
For information regarding legal proceedings, see Note 13 — Commitments and Contingencies – "Order Routing Matters" and "Other Legal and Regulatory Matters" under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "AMTD." The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price For the Fiscal Year Ended September 30,
	2015		2014
	High	Low	High	Low
First Quarter	$37.08	$28.34	$30.68	$25.47
Second Quarter	$38.74	$32.07	$35.82	$29.78
Third Quarter	$39.05	$34.72	$34.32	$29.18
Fourth Quarter	$38.72	$30.22	$34.61	$30.43
The closing sale price of our common stock as reported on the NYSE on November 3, 2015 was $36.13 per share. As of that date there were 685 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 70,000 beneficial holders of our common stock.
Dividends
We declared and paid a $0.15 per share and a $0.12 per share quarterly cash dividend on our common stock during each quarter of fiscal years 2015 and 2014, respectively. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2014. On October 27, 2015, we declared a $0.17 per share quarterly cash dividend for the first quarter of fiscal 2016. We are scheduled to pay the quarterly cash dividend on November 24, 2015 to all holders of record of our common stock as of November 10, 2015. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.
Our ability to pay cash dividends on our common stock is also dependent on the ability of our subsidiaries to pay dividends to the parent company. Some of our subsidiaries are subject to requirements of the SEC, FINRA, the CFTC, the NFA and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company. See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition — "Liquidity and Capital Resources" for further information.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under the Company's equity compensation plans is contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
The following Company common stock performance information is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph and table set forth information comparing the cumulative total return through the end of the Company's most recent fiscal year from a $100 investment on September 30, 2010 in the Company's common stock, a broad-based stock index and the stocks comprising an industry peer group.

250
225
200
175
150
125
100
75
50
25
0
DOLLARS
9/30/10
9/30/11
9/30/12
9/30/13
9/30/14
9/30/15
TD Ameritrade Holding Corporation
S&P 500
Peer Group

	Period Ended
Index	9/30/10	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15
TD Ameritrade Holding Corporation	100.00	92.01	97.54	174.21	229.51	222.77
S&P 500	100.00	101.14	131.69	157.17	188.18	187.02
Peer Group	100.00	79.12	89.04	151.68	212.12	213.50
The Peer Group is comprised of the following companies that have significant retail brokerage operations:
E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2015 — July 31, 2015	544,272	$36.66	512,539	14,487,680
August 1, 2015 — August 31, 2015	3,047,228	$34.08	3,047,228	11,440,452
September 1, 2015 — September 30, 2015	3,500,170	$32.90	3,500,170	7,940,282
Total — Three months ended September 30, 2015	7,091,670	$33.69	7,059,937	7,940,282
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the fourth quarter of fiscal 2015.
During the quarter ended September 30, 2015, 31,733 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6.    Selected Financial Data

	Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$3,247	$3,123	$2,764	$2,641	$2,763
Operating income	1,325	1,285	1,056	934	1,048
Net income	813	787	675	586	638
Earnings per share — basic	$1.50	$1.43	$1.23	$1.07	$1.12
Earnings per share — diluted	$1.49	$1.42	$1.22	$1.06	$1.11
Weighted average shares outstanding — basic	543	550	549	548	570
Weighted average shares outstanding — diluted	547	554	554	554	576
Dividends declared per share	$0.60	$0.98	$0.86	$0.24	$0.20

	As of September 30,
	2015	2014	2013	2012	2011
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,978	$1,460	$1,062	$915	$1,032
Total assets	26,375	23,829	21,832	19,509	17,120
Notes payable and long-term obligations	1,800	1,249	1,048	1,346	1,342
Stockholders' equity	4,903	4,748	4,676	4,425	4,116

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues, insured deposit account fees, net interest revenue and investment product fees; net interest margin; the average yield earned on insured deposit account assets; growth in spread-based and fee-based asset balances; amounts of total operating expenses and advertising expense; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our clearinghouse deposit requirements.
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
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
Asset-based revenues — Revenues consisting of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and securities lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances.
Average client trades per funded account (annualized) — Total trades divided by the average number of funded accounts during the period, annualized based on the number of trading days in the fiscal year.
Average client trades per day — Total trades divided by the number of trading days in the period. This metric is also known as daily average revenue trades ("DARTs").
Average commissions and transaction fees per trade — Total commissions and transaction fee revenues as reported on the Company's Consolidated Statements of Income divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions, order routing revenue and markups on riskless principal transactions in fixed-income securities.
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
EBITDA — EBITDA (earnings before interest, taxes, depreciation and amortization) is a non-GAAP financial measure. We consider EBITDA to be an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our holding company's senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
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
Futures accounts — Sub-accounts maintained by the Company on behalf of clients for trading in futures and/or options on futures. Each futures account must be associated with a brokerage account. Futures accounts are not counted separately for purposes of the Company's client account metrics.
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
Liquid assets available for corporate investing and financing activities — Liquid assets available for corporate investing and financing activities is a non-GAAP financial measure. We consider liquid assets available for corporate investing and financing activities to be an important measure of our liquidity. We define liquid assets available for corporate investing and financing activities as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million that is being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and futures commission merchant ("FCM") subsidiaries under intercompany credit agreements and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities is based on more conservative measures of broker-dealer net capital than regulatory requirements because we generally manage to higher levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.
Liquidation value — The net value of a client's account holdings as of the close of a regular trading session. Liquidation value includes client cash and the value of long security positions, less margin balances and the cost to buy back short security positions. It also includes the value of open futures, foreign exchange and options positions.
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
Net income excluding amortization of intangible assets  —  Net income excluding amortization of intangible assets is a non-GAAP financial measure. We define net income excluding amortization of intangible assets as net income (loss), adjusted to remove the after-tax effect of amortization of acquired intangible assets. We consider net income excluding amortization of intangible assets an important measure of our financial performance. Amortization of acquired intangible assets is excluded because we believe it is not indicative of underlying business performance. Net income excluding amortization of intangible assets should be considered in addition to, rather than as a substitute for, GAAP net income.
Net interest margin ("NIM") — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of insured deposit account fees and net interest revenue by average spread-based assets.
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
Spread-based assets — Client and brokerage-related asset balances, consisting of insured deposit account balances and interest-earning assets. Spread-based assets is used in the calculation of our net interest margin and our consolidated duration.
Total trades — Revenue-generating client securities trades, which are executed by the Company's broker-dealer and FCM subsidiaries. Total trades are a significant source of the Company's revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, markups on riskless principal transactions in fixed income securities, transaction fees and/or order routing revenue.
Trading days — Days in which the U.S. equity markets are open for a full trading session. Reduced exchange trading sessions are treated as half trading days.

Transaction-based revenues — Revenues generated from client trade execution, consisting primarily of commissions, markups on riskless principal transactions in fixed income securities, transaction clearing fees and order routing revenue.
Financial Statement Overview
We provide securities brokerage and clearing services to our clients through our introducing and clearing broker-dealer subsidiaries. We also provide futures and foreign exchange trade execution services to our clients through our futures commission merchant subsidiary. Substantially all of our net revenues are derived from our brokerage activities and clearing and execution services. Our primary focus is serving retail clients and independent registered investment advisors by providing services with straightforward, affordable pricing.
Our largest sources of revenues are asset-based revenues and transaction-based revenues. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also receive order routing revenue, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Order routing revenue is included in commissions and transaction fees on our Consolidated Statements of Income.
Our largest operating expense generally is employee compensation and benefits. Employee compensation and benefits expense includes salaries, bonuses, stock-based compensation, group insurance, contributions to benefit programs, recruitment, severance and other related employee costs.
Clearing and execution costs include incremental third-party expenses that tend to fluctuate as a result of fluctuations in client accounts or trades. Examples of expenses included in this category are outsourced clearing services, statement and confirmation processing and postage costs and clearing expenses paid to the National Securities Clearing Corporation, option exchanges and other market centers. Communications expense includes telecommunications, other postage, news and quote costs. Occupancy and equipment costs include the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expenses on computer hardware and other equipment. Depreciation and amortization includes depreciation on property and equipment and amortization of leasehold improvements. Amortization of acquired intangible assets consists of amortization of amounts allocated to the value of intangible assets acquired in business combinations.
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general management issues. Advertising costs include production and placement of advertisements in various media, including online, television, print and email, as well as client promotion and development costs. Advertising expenses may fluctuate significantly from period to period. Other operating expenses include provision for bad debt losses, fraud and error losses, gains or losses on disposal of property, insurance expenses, travel expenses and other miscellaneous expenses.
Interest on borrowings consists of interest expense on our long-term debt and other borrowings. Gain on investments represents net gains realized on corporate (non broker-dealer) investments.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1, under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, of this Form 10-K contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position.
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
We review our finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. We evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. We also evaluate the remaining useful lives of intangible assets each reporting period to determine if events or trends warrant a revision to the remaining period of amortization. We have had no events or trends that have warranted a material revision to the originally estimated useful lives.
Estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances
We estimate our income tax expense based on the various jurisdictions where we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Temporary differences result in deferred income tax assets and liabilities. We must evaluate the likelihood that deferred income tax assets will be realized. To the extent we determine that realization is not "more likely than not," we establish a valuation allowance. Establishing or increasing a valuation allowance results in a corresponding increase to income tax expense in our Consolidated Statements of Income. Conversely, to the extent circumstances indicate that a valuation allowance can be reduced or is no longer necessary, that portion of the valuation allowance is reversed, reducing income tax expense.
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
Valuation of guarantees
We enter into guarantees in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. We record a liability for the estimated fair value of the guarantee at its inception. If actual results differ significantly from these estimates, our results of operations could be materially affected. For further details regarding our guarantees, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: "Guarantees" under Note 13 — Commitments and Contingencies and "Insured Deposit Account Agreement" under Note 18 — Related Party Transactions.

Results of Operations
Conditions in the U.S. equity markets significantly impact the volume of our clients' trading activity. There is a direct correlation between the volume of our clients' trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity increases, we expect that it would have a positive impact on our results of operations. If client trading activity declines, we expect that it would have a negative impact on our results of operations.
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
We consider EBITDA to be an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our holding company's senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Fiscal Year Ended September 30,
	2015		2014		2013
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$1,512	46.6%	$1,480	47.4%	$1,290	46.7%
Less:
Depreciation and amortization	(91)	(2.8)%	(95)	(3.0)%	(86)	(3.1)%
Amortization of acquired intangible assets	(90)	(2.8)%	(90)	(2.9)%	(91)	(3.3)%
Interest on borrowings	(43)	(1.3)%	(25)	(0.8)%	(25)	(0.9)%
Provision for income taxes	(475)	(14.6)%	(483)	(15.5)%	(413)	(14.9)%
Net income	$813	25.0%	$787	25.2%	$675	24.4%
Our EBITDA increased 2% for fiscal 2015 compared to fiscal 2014, primarily due to a 4% increase in net revenues, partially offset by a 5% increase in operating expenses excluding depreciation and amortization. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Our diluted earnings per share increased 5% to $1.49 for fiscal 2015 compared to $1.42 for fiscal 2014, primarily due to higher EBITDA, a lower effective income tax rate during fiscal 2015 resulting from favorable resolutions of state income tax matters and a 1% decrease in average diluted shares outstanding as a result of our stock repurchase program, partially offset by higher interest on borrowings due to increases in our average debt outstanding and the average effective interest rate incurred on our debt. Based on our expectations for net revenues and expenses, we expect diluted earnings per share to range from $1.45 to $1.75 for fiscal year 2016, depending largely on the level of client trading activity, client asset growth and the nature of the interest rate environment. Details regarding our fiscal year 2016 expectations for net revenues and expenses are presented later in this discussion.

Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2015, asset-based revenues and transaction-based revenues accounted for 55% and 43% of our net revenues, respectively. Asset-based revenues consist of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
Asset-Based Revenue Metrics
We calculate the return on our insured deposit account balances and our interest-earning assets using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of insured deposit account fees and net interest revenue by average spread-based assets. Spread-based assets consist of client and brokerage-related asset balances, including insured deposit account balances, client margin balances, segregated cash, deposits paid on securities borrowing and other cash and interest-earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

	Fiscal Year			'15 vs. '14 Increase/ (Decrease)	'14 vs. '13 Increase/ (Decrease)
	2015	2014	2013
Average insured deposit account balances	$75,737	$72,933	$67,981	$2,804	$4,952
Average interest-earning assets	20,223	18,541	15,857	1,682	2,684
Average spread-based balances	$95,960	$91,474	$83,838	$4,486	$7,636
Insured deposit account fee revenue	$839	$820	$804	$19	$16
Net interest revenue	622	581	469	41	112
Spread-based revenue	$1,461	$1,401	$1,273	$60	$128
Average yield — insured deposit account fees	1.09%	1.11%	1.17%	(0.02)%	(0.06)%
Average yield — interest-earning assets	3.03%	3.09%	2.92%	(0.06)%	0.17%
Net interest margin (NIM)	1.50%	1.51%	1.50%	(0.01)%	0.01%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Fiscal Year			'15 vs. '14 Increase/ (Decrease)	'14 vs. '13 Increase/ (Decrease)
	2015	2014	2013
Segregated cash	$5	$7	$6	$(2)	$1
Client margin balances	443	405	345	38	60
Securities lending/borrowing, net	174	169	118	5	51
Other cash and interest-earning investments	1	1	1	—	—
Client credit balances	(1)	(1)	(1)	—	—
Net interest revenue	$622	$581	$469	$41	$112

	Average Balance Fiscal Year			'15 vs. '14 % Change	'14 vs. '13 % Change
	2015	2014	2013
Segregated cash	$4,683	$5,307	$4,626	(12)%	15%
Client margin balances	12,113	10,493	8,576	15%	22%
Securities borrowing	924	1,085	1,056	(15)%	3%
Other cash and interest-earning investments	2,503	1,656	1,599	51%	4%
Interest-earning assets	$20,223	$18,541	$15,857	9%	17%
Client credit balances	$12,440	$11,240	$9,469	11%	19%
Securities lending	2,258	2,513	2,139	(10)%	17%
Interest-bearing liabilities	$14,698	$13,753	$11,608	7%	18%

	Average Yield (Cost) Fiscal Year			'15 vs. '14 Net Yield Increase/ (Decrease)	'14 vs. '13 Net Yield Increase/ (Decrease)
	2015	2014	2013
Segregated cash	0.11%	0.13%	0.12%	(0.02)%	0.01%
Client margin balances	3.60%	3.81%	3.97%	(0.21)%	(0.16)%
Other cash and interest-earning investments	0.04%	0.07%	0.08%	(0.03)%	(0.01)%
Client credit balances	(0.01)%	(0.01)%	(0.01)%	0.00%	0.00%
Net interest revenue	3.03%	3.09%	2.92%	(0.06)%	0.17%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Fiscal Year			'15 vs. '14 Increase/ (Decrease)	'14 vs. '13 Increase/ (Decrease)
	2015	2014	2013
Money market mutual fund	$—	$—	$1	$—	$(1)
Market fee-based investment balances	334	309	249	25	60
Total investment product fees	$334	$309	$250	$25	$59

	Average Balance Fiscal Year			'15 vs. '14 % Change	'14 vs. '13 % Change
	2015	2014	2013
Money market mutual fund	$5,620	$5,306	$5,163	6%	3%
Market fee-based investment balances	150,431	131,360	107,653	15%	22%
Total fee-based investment balances	$156,051	$136,666	$112,816	14%	21%

	Average Yield Fiscal Year			'15 vs. '14 Increase/ (Decrease)	'14 vs. '13 Increase/ (Decrease)
	2015	2014	2013
Money market mutual fund	0.01%	0.00%	0.02%	0.01%	(0.02)%
Market fee-based investment balances	0.22%	0.23%	0.23%	(0.01)%	0.00%
Total investment product fees	0.21%	0.22%	0.22%	(0.01)%	0.00%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year			'15 vs. '14 % Change	'14 vs. '13 % Change
	2015	2014	2013
Total trades (in millions)	115.85	106.94	92.85	8%	15%
Average client trades per day	461,541	426,888	373,630	8%	14%
Average client trades per funded account	17.9	17.4	15.8	3%	10%
Activity rate — funded accounts	7.1%	6.9%	6.3%	3%	10%
Trading days	251.0	250.5	248.5	0%	1%
Average commissions and transaction fees per trade	$12.09	$12.62	$12.61	(4)%	0%
Order routing revenue (in millions)	$299	$304	$236	(2)%	29%
Average order routing revenue per trade(1)	$2.58	$2.84	$2.54	(9)%	12%

(1)    Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2015	2014	2013
Funded accounts (beginning of year)	6,301,000	5,993,000	5,764,000
Funded accounts (end of year)	6,621,000	6,301,000	5,993,000
Percentage change during year	5%	5%	4%
Client assets (beginning of year, in billions)	$653.1	$555.9	$472.3
Client assets (end of year, in billions)	$667.4	$653.1	$555.9
Percentage change during year	2%	17%	18%
Net new assets (in billions)	$63.0	$53.4	$49.5
Net new assets growth rate	10%	10%	10%

Consolidated Statements of Income Data
The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			'15 vs. '14 % Change	'14 vs. '13 % Change
	2015	2014	2013
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,401	$1,351	$1,171	4%	15%
Asset-based revenues:
Insured deposit account fees	839	820	804	2%	2%
Net interest revenue	622	581	469	7%	24%
Investment product fees	334	309	250	8%	24%
Total asset-based revenues	1,795	1,710	1,523	5%	12%
Other revenues	51	62	70	(18)%	(11)%
Net revenues	3,247	3,123	2,764	4%	13%
Operating expenses:
Employee compensation and benefits	807	760	692	6%	10%
Clearing and execution costs	148	134	109	10%	23%
Communications	125	116	113	8%	3%
Occupancy and equipment costs	163	156	160	4%	(3)%
Depreciation and amortization	91	95	86	(4)%	10%
Amortization of acquired intangible assets	90	90	91	0%	(1)%
Professional services	159	155	145	3%	7%
Advertising	248	250	239	(1)%	5%
Other	91	82	73	11%	12%
Total operating expenses	1,922	1,838	1,708	5%	8%
Operating income	1,325	1,285	1,056	3%	22%
Other expense (income):
Interest on borrowings	43	25	25	72%	0%
Gain on investments, net	(7)	(10)	(57)	(30)%	(82)%
Other	1	—	—	N/A	N/A
Total other expense (income)	37	15	(32)	147%	N/A
Pre-tax income	1,288	1,270	1,088	1%	17%
Provision for income taxes	475	483	413	(2)%	17%
Net income	$813	$787	$675	3%	17%
Other information:
Effective income tax rate	36.9%	38.0%	38.0%
Average debt outstanding	$1,564	$1,106	$1,151	41%	(4)%
Effective interest rate incurred on borrowings	2.73%	2.20%	2.14%

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014
Net Revenues
Commissions and transaction fees increased 4% to $1.40 billion, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Average client trades per day increased 8% to 461,541 for fiscal 2015 compared to 426,888 for fiscal 2014. Average client trades per funded account were 17.9 for fiscal 2015 compared to 17.4 for fiscal 2014. Average commissions and transaction fees per trade decreased to $12.09 for fiscal 2015 compared to $12.62 for fiscal 2014, primarily due to a 9% decrease in average order routing revenue per trade, a higher percentage of reduced commission trades, including negotiated rates for our active trader clients, and a higher percentage of futures trades, which earn somewhat lower average commissions and transaction fees per trade and do not generate order routing revenue. We expect average commissions and transaction fees to decrease to between $11.75 and $12.00 per trade during fiscal 2016, depending on the mix of client trading activity, level of order routing revenue and other factors. We expect revenues from commissions and transaction fees to range from $1.33 billion to $1.48 billion for fiscal 2016, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Asset-based revenues, which consist of insured deposit account fees, net interest revenue and investment product fees, increased 5% to $1.80 billion, primarily due to a 5% increase in average spread-based assets and a 15% increase in average market fee-based investment balances, partially offset by a decrease of 1 basis point in the net interest margin earned on spread-based assets and the deferral of $10 million of revenue during fiscal 2015 related to an Amerivest® fee rebate offer, as described below. Our net interest margin was 1.50% for fiscal 2015, compared to 1.51% for the prior year, primarily due to lower average yields earned on client margin and insured deposit account balances. We expect net interest margin to increase to between 1.53% and 1.61% for fiscal 2016, depending largely on the interest rate environment. We expect asset-based revenues to increase to between $1.90 billion and $2.11 billion for fiscal 2016, primarily due to expected growth in spread-based and fee-based asset balances, with the extent of the increase also dependent on the interest rate environment. The low end of this estimated range assumes no change in the federal funds rate and a decrease in interest rates across the LIBOR yield curve for fiscal 2016. The high end of the estimated range assumes an increase in the federal funds rate and in interest rates across the LIBOR yield curve for fiscal 2016. The following paragraphs provide further analysis of the components of asset-based revenues.
Insured deposit account fees increased 2% to $839 million, primarily due to a 4% increase in average client IDA balances, partially offset by a decrease of 2 basis points in the average yield earned on the IDA assets. IDA balances have grown more slowly than our net new client asset annualized growth rate, which was 10% for fiscal 2015, as client participation in the market has resulted in a relatively low percentage of total client assets being held in cash. We expect insured deposit account fees to increase to between $915 million and $995 million for fiscal 2016, primarily due to expected growth in average IDA balances and an increase in the expected average yield earned on IDA assets. We expect that, even absent an increase in interest rates, the average yield earned on IDA assets will still increase somewhat, as investments in the IDA portfolio mature and are reinvested at higher rates. For more information about the IDA agreement, please see Note 18 — Related Party Transactions under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
Net interest revenue increased 7% to $622 million, primarily due to a 15% increase in average client margin balances and a $5 million increase in net interest revenue from our securities borrowing/lending program, partially offset by a decrease of 21 basis points in the average yield earned on client margin balances. Most of the growth in average client margin balances has come from clients with larger margin balances and lower negotiated rates. We expect net interest revenue to range from $615 million to $715 million for fiscal 2016, depending on the extent of balance growth and the nature of the interest rate environment.
Investment product fees increased 8% to $334 million, primarily due to a 15% increase in average market fee-based investment balances, partially offset by the deferral of $10 million of revenue during fiscal 2015 related to an Amerivest® fee rebate offer. For client assets subject to the Amerivest® fee rebate offer, if the model portfolio in which the client is invested experiences two consecutive quarters of negative performance (before advisory fees), the Company will refund the advisory fees for both quarters to the client. Several of the portfolios experienced negative performance for the last two quarters of fiscal 2015, therefore recognition of the revenue for the related advisory fees was deferred. Approximately $7 million of the deferred advisory fee revenue during fiscal 2015 represents rebate obligations to be paid during early fiscal 2016, while rebate of the remaining $3 million will depend on the performance of the model portfolios during the quarter ending December 31, 2015. We expect investment product fees to increase to between $365 million and $400 million for fiscal 2016, primarily due to expected growth in average fee-based investment balances.
Other revenues decreased 18% to $51 million, primarily due to lower client education revenue and unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries.
Operating Expenses
Total operating expenses increased 5% to $1.92 billion during fiscal 2015. Analysis of the individual components of operating expenses is provided below. We expect total operating expenses to increase to between $1.96 billion and $2.04 billion for fiscal 2016.
Employee compensation and benefits expense increased 6% to $807 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 5,826 for fiscal 2015 compared to 5,578 for fiscal 2014.
Clearing and execution costs increased 10% to $148 million, primarily due to a higher percentage of futures trades, which cost more than equity trades to execute, fee increases by the Options Clearing Corporation that became effective April 1, 2014 and higher overall client trading volumes.
Communications expense increased 8% to $125 million, primarily due to increased costs for quotes and market information.
Occupancy and equipment costs increased 4% to $163 million, primarily due to upgrades to our technology infrastructure.
Advertising expense decreased 1% to $248 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates. We expect advertising expense to increase to approximately $260 million for fiscal 2016.
Other operating expenses increased 11% to $91 million, primarily due to increased litigation, arbitration and other losses and bad debt expense. These increases were partially offset by a $3 million recovery of money market funds from the final distribution of The Reserve Primary Fund and approximately $8 million of insurance recoveries related to previous losses during fiscal 2015.
Other Expense and Income Taxes
Interest on borrowings increased 72% to $43 million, primarily due to a 41% increase in average debt outstanding and an increase of 53 basis points in the average effective interest rate incurred on our debt. On October 17, 2014, we issued $500 million of 3.625% Senior Notes due April 1, 2025, for purposes of refinancing our $500 million of 4.150% Senior Notes due December 1, 2014. In addition, on March 4, 2015, we issued $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies. The timing of the issuance and maturity dates related to the debt refinancing, along with the issuance of the 2.950% Senior Notes, contributed to the increase in average debt outstanding during fiscal 2015.
Our effective income tax rate was 36.9% for fiscal 2015, compared to 38.0% for fiscal 2014. The effective tax rate for fiscal 2015 was lower than normal primarily due to $22 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for fiscal 2015 by approximately four cents per share. The effective tax rate for fiscal 2014 includes $10 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes.

These items had a net favorable impact on our earnings for fiscal 2014 of approximately one cent per share. We expect our effective income tax rate to range from 38% to 39% for fiscal 2016, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
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
Asset-based revenues increased 12% to $1.71 billion, primarily due to a 9% increase in average spread-based assets and a 22% increase in average market fee-based investment balances. Our net interest margin was relatively unchanged at 1.51% for fiscal 2014, compared to 1.50% for fiscal 2013, as increased net interest revenue from our securities borrowing/lending program was mostly offset by lower average yields earned on client margin and insured deposit account balances. The following paragraphs provide further analysis of the components of asset-based revenues.
Insured deposit account fees increased 2% to $820 million, primarily due to a 7% increase in average client IDA balances, mostly offset by a decrease of 6 basis points in the average yield earned on the IDA assets. The increased IDA balances are mostly due to our success in attracting net new client assets during fiscal 2014.
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
Operating Expenses
Total operating expenses increased 8% to $1.84 billion during fiscal 2014. Analysis of the individual components of operating expenses is provided below.
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
Other operating expenses increased 12% to $82 million, primarily due to higher travel expenses during fiscal 2014 and the impact of a $4 million bad debt recovery during fiscal 2013.
Other Expense (Income) and Income Taxes
Other expense (income) represented $15 million of expense during fiscal 2014 and $32 million of income during fiscal 2013. The change was primarily due to $49 million of net gains recognized on our investment in Knight Capital Group, Inc. during fiscal 2013.
Our effective income tax rate was 38.0% for both fiscal 2014 and fiscal 2013. The effective tax rate for fiscal 2014 includes $10 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company's earnings for fiscal 2014 of approximately one cent per share.
Liquidity and Capital Resources
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2015 were financed primarily from our subsidiaries' earnings, cash on hand and borrowings. We plan to finance our capital and liquidity needs in fiscal 2016 primarily from our subsidiaries' earnings, cash on hand and borrowings. During fiscal 2016, we plan to return approximately 60% to 80% of our net income excluding amortization of intangible assets to our stockholders through a combination of cash dividends and stock repurchases. For more information about our dividends and stock repurchases, see "Cash Dividends" and "Stock Repurchase Programs" later in this section.
On October 17, 2014, we sold, through a public offering, $500 million aggregate principal amount of unsecured 3.625% Senior Notes due April 1, 2025. We used the net proceeds from the issuance of the 3.625% Senior Notes, together with cash on hand, to repay in full the $500 million of outstanding principal under our 4.150% Senior Notes that matured on December 1, 2014.
In addition, on March 4, 2015, we sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022. We issued the 2.950% Senior Notes for general corporate purposes, including liquidity for operational contingencies. Liquidity for operational contingencies could be used, for example, to fund our deposit requirements with clearinghouses. These requirements, which are based on our clients' trading activity, have been increasing and we expect them to continue to increase. Under periods of systemic market stress, clearing fund deposit requirements could increase substantially. In addition, we expect that proposed changes by the Options Clearing Corporation ("OCC") to the aggregate size of and allocation methodology for its clearing fund will result in additional increases in our clearinghouse deposit requirements.
Dividends from our subsidiaries are an important source of liquidity for the parent company. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA") and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.
Broker-dealer and Futures Commission Merchant Subsidiaries
Our broker-dealer and FCM subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the

Securities Exchange Act of 1934, or the "Exchange Act"), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For our clearing broker-dealer subsidiary, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on the broker-dealer's "aggregate debits," which primarily are a function of client margin balances at the clearing broker-dealer. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to our broker-dealer and FCM subsidiaries, if necessary, to meet minimum net capital requirements.
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of (a) less than 5% of aggregate debit balances or (b) less than 120% of its minimum dollar requirement. TD Ameritrade Futures & Forex LLC ("TDAFF"), our FCM subsidiary that is not registered as a securities broker-dealer, must provide notice to the CFTC if its net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17 or (b) less than 150% of its minimum dollar requirement. These broker-dealer and FCM net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulation 1.12, are typically referred to as "early warning" net capital thresholds. As of September 30, 2015, our broker-dealer and FCM subsidiaries had net capital as follows (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,581	$774	$807
TD Ameritrade, Inc.	$228	$1	$227
TD Ameritrade Futures & Forex LLC	$90	$12	$78
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
Most of TDAC's assets are readily convertible to cash, consisting primarily of cash and investments segregated for the exclusive benefit of clients, receivables from clients and receivables from brokers, dealers and clearing organizations. Cash and investments segregated for the exclusive benefit of clients may be held in cash, reverse repurchase agreements (collateralized by U.S. Treasury securities), U.S. Treasury securities and other qualified securities. Receivables from clients consist of margin loans, which are demand loan obligations secured by readily marketable securities. Receivables from brokers, dealers and clearing organizations primarily arise from current open transactions, which usually settle or can be settled within a few business days.
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. TDAC had $541 million and $284 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of September 30, 2015 and 2014, respectively. The largest amount of TDAC cash and investments ever deposited with clearing organizations was approximately $714 million, which occurred in October 2015.
TDAC's liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $15.7 billion and $14.2 billion as of September 30, 2015 and 2014, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $6.0 billion and $4.8 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of September 30, 2015 and 2014, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under Loan Facilities – TD Ameritrade Clearing, Inc.

Credit Agreement later in this section. There were no borrowings outstanding on this facility as of September 30, 2015 and 2014.
In addition, during fiscal 2015, we established intercompany credit agreements under which the broker-dealer and FCM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for a committed revolving loan facility of $700 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under Loan Facilities – Intercompany Credit Agreements later in this section. There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2015.
Liquid Assets Available for Corporate Investing and Financing Activities
We consider "liquid assets available for corporate investing and financing activities" to be an important measure of our liquidity. Liquid assets available for corporate investing and financing activities is considered a non-GAAP financial measure. We include the excess capital of our broker-dealer subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined below, is generally available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.
We define liquid assets available for corporate investing and financing activities as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding $750 million that is being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM subsidiaries under intercompany credit agreements and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). Liquid assets available for corporate investing and financing activities is based on more conservative measures of broker-dealer net capital than regulatory requirements because we generally manage to higher levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

		September 30,		Change
		2015	2014
Cash and cash equivalents		$1,978	$1,460	$518
Less:	Non-corporate cash and cash equivalents	(909)	(1,162)	253
Corporate cash and cash equivalents		1,069	298	771
Less:	Corporate liquidity maintained for operational contingencies	(750)	—	(750)
	Excess corporate cash and cash equivalents	319	298	21
	Excess broker-dealer regulatory net capital	211	464	(253)
Liquid assets available for corporate investing and financing activities		$530	$762	$(232)

The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2014		$762
Plus:	EBITDA(1)	1,512
	Proceeds from issuance of long-term debt (2)	498
	Proceeds from exercise of stock options	15
	Proceeds from the sale of investments	10
	Change in net capital related to daily futures client cash sweep	8
	Other investing activities	3
Less:	Principal payments on long-term debt	(569)
	Income taxes paid	(498)
	Purchase of treasury stock	(387)
	Payment of cash dividends	(326)
	Principal payments on notes payable	(150)
	Additional net capital requirement due to increase in aggregate debits	(146)
	Purchase of property and equipment	(71)
	Transfer of futures and foreign exchange business to TDAFF (3)	(51)
	Interest paid	(30)
	Payment of debt issuance costs	(11)
	Other changes in working capital and regulatory net capital	(39)
Liquid assets available for corporate investing and financing activities as of September 30, 2015		$530

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.

(2)	Excludes $750 million from the 2.950% Senior Notes issued on March 4, 2015 that is being maintained to provide liquidity for operational contingencies.

(3)
On March 29, 2015, we transferred our futures and foreign exchange business from TD Ameritrade, Inc. to TDAFF. The regulatory net capital associated with the futures and foreign exchange business was part of the net capital in excess of TD Ameritrade Inc.'s $50 million management target prior to the transfer, but management no longer considers it to be available for liquid assets purposes as part of a separately regulated FCM entity.

Loan Facilities
The following is a summary of our long-term debt and credit facilities. For additional details, please see Note 8 — Notes Payable and Long-term Debt under Item 8, Financial Statements and Supplementary Information — Notes to Consolidated Financial Statements.
Senior Notes - Our unsecured, fixed-rate Senior Notes were each sold through a public offering and pay interest semi-annually in arrears. Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2019 Notes	November 25, 2009	December 1, 2019	$500	5.600%
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%

Fair Value Hedging - We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a portion of this exposure, we entered into fixed-for-variable interest rate swaps on the 2019 Notes and the 2025 Notes. Each fixed-for-variable interest rate swap has a notional amount of $500 million and a maturity date matching the maturity date of the respective Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of September 30, 2015, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.04%.
TD Ameritrade Holding Corporation Credit Agreement - TD Ameritrade Holding Corporation (the "Parent") has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is June 11, 2019. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2015.
TD Ameritrade Clearing, Inc. Credit Agreement - TDAC has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is June 11, 2019. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2015.
Intercompany Credit Agreements - During March 2015, the Parent entered into credit agreements with each of its primary broker-dealer and FCM subsidiaries, under which the Parent may make loans under committed and uncommitted lines of credit as summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility (1)	Termination Date
TD Ameritrade Clearing, Inc.	$700	$300	March 1, 2022
TD Ameritrade, Inc.	$50	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$13.5	N/A	March 29, 2020

(1) The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2015.
Stock Repurchase Programs
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During fiscal 2015, we repurchased approximately 10.9 million shares under the plan at a weighted average purchase price of $33.28 per share. From the inception of this stock repurchase authorization through September 30, 2015, we have repurchased approximately 22.1 million shares at a weighted average purchase price of $29.11 per share. As of September 30, 2015, we had approximately 7.9 million shares remaining on the October 20, 2011 stock repurchase authorization.
On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock.
Cash Dividends
We declared $0.15 per share, $0.12 per share and $0.09 per share quarterly cash dividends on our common stock during each quarter of fiscal years 2015, 2014 and 2013, respectively. We also declared and paid a $0.50 per share special cash dividend on our common stock during both the first quarter of fiscal 2014 and the first quarter of fiscal 2013. We paid $326 million, $540 million and $471 million to fund the dividends for fiscal years 2015, 2014 and 2013, respectively.

On October 27, 2015, we declared a $0.17 per share quarterly cash dividend on our common stock for the first quarter of fiscal 2016. We expect to pay approximately $91 million on November 24, 2015 to fund the quarterly cash dividend.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 13 — Commitments and Contingencies and "Insured Deposit Account Agreement" under Note 18 — Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (26% of our net revenues for the fiscal year ended September 30, 2015) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2015 (dollars in millions):

	Total	Payments Due by Period (Fiscal Years):
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations		2016	2017-18	2019-20	After 2020
Long-term debt obligations(1)	$2,044	$46	$88	$580	$1,330
Operating lease obligations	318	54	106	88	70
Purchase obligations(2)	191	126	52	3	10
Income taxes payable(3)	201	201	—	—	—
Total	$2,754	$427	$246	$671	$1,410

(1)
Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps and the revolving credit facilities. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)
Purchase obligations primarily relate to agreements for goods and services such as property and equipment, software, telecommunications, market information, advertising and marketing, professional services, and employee compensation and benefits.

(3)
A significant portion of our income taxes payable as of September 30, 2015 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

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
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of September 30, 2015, our consolidated duration was 2.1 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and the insured deposit account arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2015 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $148 million to $218 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $9 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate, which is currently a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Ameritrade Holding Corporation at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD Ameritrade Holding Corporation's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
November 20, 2015

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and 2014

	2015	2014
	(In millions)
ASSETS
Cash and cash equivalents	$1,978	$1,460
Cash and investments segregated and on deposit for regulatory purposes	6,305	5,116
Receivable from brokers, dealers and clearing organizations	862	1,108
Receivable from clients, net	12,770	11,639
Receivable from affiliates	93	99
Other receivables, net	144	147
Securities owned, at fair value	425	332
Property and equipment at cost, net	521	543
Goodwill	2,467	2,467
Acquired intangible assets, net	661	751
Other assets	149	167
Total assets	$26,375	$23,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,707	$2,421
Payable to clients	16,035	14,497
Accounts payable and other liabilities	637	595
Payable to affiliates	6	5
Notes payable	—	150
Long-term debt	1,800	1,099
Deferred income taxes	287	314
Total liabilities	21,472	19,081
Stockholders' equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 631 million shares issued; 2015 — 537 million shares outstanding; 2014 — 545 million shares outstanding	6	6
Additional paid-in capital	1,649	1,618
Retained earnings	5,038	4,551
Treasury stock, common, at cost: 2015 — 94 million shares; 2014 — 86 million shares	(1,765)	(1,409)
Accumulated other comprehensive loss	(25)	(18)
Total stockholders' equity	4,903	4,748
Total liabilities and stockholders' equity	$26,375	$23,829
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,401	$1,351	$1,171
Asset-based revenues:
Insured deposit account fees	839	820	804
Net interest revenue	622	581	469
Investment product fees	334	309	250
Total asset-based revenues	1,795	1,710	1,523
Other revenues	51	62	70
Net revenues	3,247	3,123	2,764
Operating expenses:
Employee compensation and benefits	807	760	692
Clearing and execution costs	148	134	109
Communications	125	116	113
Occupancy and equipment costs	163	156	160
Depreciation and amortization	91	95	86
Amortization of acquired intangible assets	90	90	91
Professional services	159	155	145
Advertising	248	250	239
Other	91	82	73
Total operating expenses	1,922	1,838	1,708
Operating income	1,325	1,285	1,056
Other expense (income):
Interest on borrowings	43	25	25
Gain on investments, net	(7)	(10)	(57)
Other	1	—	—
Total other expense (income)	37	15	(32)
Pre-tax income	1,288	1,270	1,088
Provision for income taxes	475	483	413
Net income	$813	$787	$675
Earnings per share — basic	$1.50	$1.43	$1.23
Earnings per share — diluted	$1.49	$1.42	$1.22
Weighted average shares outstanding — basic	543	550	549
Weighted average shares outstanding — diluted	547	554	554
Dividends declared per share	$0.60	$0.98	$0.86
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
	(In millions)
Net income	$813	$787	$675
Other comprehensive loss, before tax:
Investments available-for-sale:
Net unrealized gain	—	—	21
Reclassification adjustment for net realized gain included in net income	—	—	(52)
Reclassification of impairment charge	—	—	3
Cash flow hedging instruments:
Net unrealized loss	(15)	(29)	—
Reclassification adjustment for portion of realized loss amortized to net income	4	—	—
Total other comprehensive loss, before tax	(11)	(29)	(28)
Income tax effect	4	11	10
Total other comprehensive loss, net of tax	(7)	(18)	(18)
Comprehensive income	$806	$769	$657
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended September 30, 2015, 2014 and 2013

	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance, September 30, 2012	545	$4,425	$6	$1,587	$4,100	$(1,286)	$18
Net income	—	675	—	—	675	—	—
Other comprehensive loss, net of tax	—	(18)	—	—	—	—	(18)
Payment of cash dividends	—	(471)	—	—	(471)	—	—
Repurchases of common stock	—	(5)	—	—	—	(5)	—
Common stock issued for stock-based compensation, including tax effects	5	41	—	(24)	—	65	—
Stock-based compensation expense	—	29	—	29	—	—	—
Balance, September 30, 2013	550	4,676	6	1,592	4,304	(1,226)	—
Net income	—	787	—	—	787	—	—
Other comprehensive loss, net of tax	—	(18)	—	—	—	—	(18)
Payment of cash dividends	—	(540)	—	—	(540)	—	—
Repurchases of common stock	(7)	(207)	—	—	—	(207)	—
Common stock issued for stock-based compensation, including tax effects	2	18	—	(6)	—	24	—
Stock-based compensation expense	—	32	—	32	—	—	—
Balance, September 30, 2014	545	4,748	6	1,618	4,551	(1,409)	(18)
Net income	—	813	—	—	813	—	—
Other comprehensive loss, net of tax	—	(7)	—	—	—	—	(7)
Payment of cash dividends	—	(326)	—	—	(326)	—	—
Repurchases of common stock	(11)	(387)	—	—	—	(387)	—
Common stock issued for stock-based compensation, including tax effects	3	26	—	(5)	—	31	—
Stock-based compensation expense	—	36	—	36	—	—	—
Balance, September 30, 2015	537	$4,903	$6	$1,649	$5,038	$(1,765)	$(25)
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
	(In millions)
Cash flows from operating activities:
Net income	$813	$787	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	95	86
Amortization of acquired intangible assets	90	90	91
Deferred income taxes	(23)	(27)	10
Gain on investments, net	(7)	(10)	(57)
Stock-based compensation	36	32	29
Excess tax benefits on stock-based compensation	(12)	(10)	(24)
Other, net	7	3	2
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(1,189)	778	(1,864)
Receivable from brokers, dealers and clearing organizations	246	240	(238)
Receivable from clients, net	(1,131)	(2,655)	(337)
Receivable from/payable to affiliates, net	6	19	(32)
Other receivables, net	3	(10)	(19)
Securities owned, at fair value	(92)	(10)	20
Other assets	45	(39)	4
Payable to brokers, dealers and clearing organizations	286	448	(19)
Payable to clients	1,538	1,314	2,455
Accounts payable and other liabilities	39	(20)	(43)
Net cash provided by operating activities	746	1,025	739
Cash flows from investing activities:
Purchase of property and equipment	(71)	(144)	(144)
Purchase of short-term investments	(506)	(4)	(4)
Proceeds from sale and maturity of short-term investments	504	4	154
Proceeds from sale of investments	10	25	88
Other, net	3	2	2
Net cash provided by (used in) investing activities	(60)	(117)	96
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248	69	—
Payment of debt issuance costs	(11)	—	—
Principal payments on long-term debt	(569)	—	(250)
Proceeds from notes payable	—	230	275
Principal payments on notes payable	(150)	(80)	(275)
Payment of cash dividends	(326)	(540)	(471)
Proceeds from exercise of stock options	15	8	19
Purchase of treasury stock	(387)	(207)	(5)
Principal payments on capital lease obligations	—	—	(5)
Excess tax benefits on stock-based compensation	12	10	24
Net cash used in financing activities	(168)	(510)	(688)
Net increase in cash and cash equivalents	518	398	147
Cash and cash equivalents at beginning of year	1,460	1,062	915
Cash and cash equivalents at end of year	$1,978	$1,460	$1,062
Supplemental cash flow information:
Interest paid	$30	$30	$32
Income taxes paid	$498	$489	$379
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2015, 2014 and 2013

1.	Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation — The consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent"), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries; futures and foreign exchange trade execution services through its futures commission merchant ("FCM") subsidiary; and trustee, custodial and other trust-related services to retirement plans and other custodial accounts through its state-chartered trust company subsidiary. The Company also provides cash sweep and deposit account products through third-party relationships.
The Company's broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA") and the various exchanges in which they maintain membership. The Company's FCM subsidiary is subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). Dividends from the Company's broker-dealer, FCM and trust company subsidiaries are a source of liquidity for the holding company. Requirements of the SEC, FINRA and CFTC relating to liquidity, net capital standards and the use of client funds and securities may limit funds available for the payment of dividends from the broker-dealer and FCM subsidiaries to the holding company. State regulatory requirements may limit funds available for the payment of dividends from the trust company subsidiary to the holding company.
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
Cash and Investments Segregated and on Deposit for Regulatory Purposes — Cash and investments segregated and on deposit for regulatory purposes consists primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and other regulations. Funds can be held in cash, reverse repurchase agreements, U.S. Treasury securities and other qualified securities. Reverse repurchase agreements (securities purchased under agreements to resell) are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company's reverse repurchase agreements are collateralized by U.S. Treasury securities and generally have a maturity of seven days. Cash and investments segregated and on deposit for regulatory purposes also includes amounts that have been segregated or secured for the benefit of futures clients according to the regulations of the CFTC governing futures commission merchants.
Securities Borrowed and Securities Loaned — Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral provided or received. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company receives collateral in the form of cash for securities loaned transactions. For these transactions, the fees earned or incurred by the Company are recorded as net interest revenue on the Consolidated Statements of Income. The related interest receivable from and the brokerage interest payable to broker-dealers are included in other receivables and in accounts payable and other liabilities, respectively, on the Consolidated Balance Sheets.
Receivable from/Payable to Clients — Receivable from clients primarily consists of margin loans to securities brokerage clients, which are collateralized by client securities, and is carried at the amount receivable, net of an

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Property and Equipment — Property and equipment is recorded at cost, net of accumulated depreciation and amortization, except for land, which is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful service lives of the assets, which range from seven to 40 years for buildings and building components and three to seven years for all other depreciable property and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.
Software Development — From the date technological feasibility has been established until beta testing is complete, software development costs are capitalized and included in property and equipment. Once the product is fully functional, such costs are amortized in accordance with the Company's normal accounting policies. Software development costs that do not meet capitalization criteria are expensed as incurred.
Goodwill — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable assets of the acquired company. The Company tests goodwill for impairment on at least an annual basis. In performing the impairment tests, the Company utilizes quoted market prices of the Company's common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company's reporting units based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from the annual impairment tests.
Amortization of Acquired Intangible Assets — Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from three to 23 years. The acquired intangible asset associated with a trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.
Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. The Company also evaluates the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization.
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
Capital Stock — The authorized capital stock of the Company consists of a single class of common stock and one or more series of preferred stock as may be authorized for issuance by the Company's board of directors. Voting, dividend, conversion and liquidation rights of the preferred stock would be established by the board of directors upon issuance of such preferred stock.
Stock-Based Compensation — The Company measures and recognizes compensation expense based on estimated grant date fair values for all stock-based payment arrangements. Stock-based compensation expense is based on awards expected to vest and therefore is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company's historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates.
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
Insured Deposit Account Fees — Insured deposit account fees consist of revenues resulting from the Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums. The IDA agreement is described further in Note 18.
Investment Product Fees — Investment product fee revenue consists of revenues earned on client assets invested in money market mutual funds, other mutual funds and certain Company-sponsored investment programs.
During fiscal 2015, the Company introduced a fee rebate offer related to its Amerivest® investment program. For client assets subject to the rebate offer, if the model portfolio in which the client is invested experiences two consecutive quarters of negative performance (before advisory fees), the Company will refund the advisory fees for both quarters to the client. Advisory fee revenue subject to the rebate offer is recognized once the Company is no longer obligated to refund the fees to the client based on the rebate criteria. As of September 30, 2015, the Company had rebate obligations of $7 million and deferred advisory fee revenue of $3 million, which are included in payable to clients and accounts payable and other liabilities, respectively, on the Consolidated Balance Sheets.
Advertising — The Company expenses advertising costs the first time the advertising takes place. Client cash offers are also characterized as advertising expense, rather than as a reduction of revenue, because there is generally little or no cumulative revenue associated with an individual client earning a cash offer at the time the consideration is recognized in the Consolidated Statement of Income.
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
Earnings Per Share — Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when such assumed exercise or conversion would have an antidilutive effect on EPS. The difference between the numerator and denominator used in the Company's computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation. The Company excluded from the calculation of diluted earnings per share 0.7 million shares underlying the stock-based compensation awards for fiscal year 2013 because their inclusion would have been antidilutive. There were no material antidilutive awards for fiscal years 2015 and 2014.
Recently Adopted Accounting Pronouncements
ASU 2014-11 — During fiscal 2015, the Company adopted Accounting Standards Update ("ASU") 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in ASU 2014-11 require entities to account for repurchase-to-maturity transactions and linked repurchase financings as secured borrowings, which is consistent with the accounting for other repurchase agreements. The new accounting requirements did not result in any accounting changes because the Company does not act as a transferor in repurchase-to-maturity transactions or linked repurchase financings. In addition, the amendments require new disclosures, including information regarding collateral pledged in securities lending transactions and similar transactions that are accounted for as secured borrowings. The Company prospectively adopted the new disclosure requirements related to collateral pledged in transactions that are accounted for as secured borrowings. Adoption of ASU 2014-11 resulted only in certain additional disclosures presented in Note 15.
ASU 2015-03 — On September 30, 2015, the Company retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU 2015-03 resulted in a change to the location where debt issuance costs are presented in the balance sheet and did not have any other material impact on the Company's financial statements. As of September 30, 2015, the Company had debt issuance costs related to recognized debt liabilities of approximately $12 million, which are included as a deduction from long-term debt on the Consolidated Balance Sheet. In order to conform to the current financial statement presentation, approximately $2 million of unamortized debt issuance costs have been reclassified from other assets to a deduction from long-term debt as of September 30, 2014 on the Consolidated Balance Sheet.
Recently Issued Accounting Pronouncements
ASU 2014-09 — In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4)

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocate the transaction price to the performance obligations in the contract; and, (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments by using one of the following two methods: (1) retrospective application to each prior reporting period presented or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Therefore, ASU 2014-09 will be effective for the Company's fiscal year beginning October 1, 2018. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact that ASU 2014-09 will have on the Company's financial statements and evaluating which adoption method to apply.

2.	Cash and Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	September 30,
	2015	2014
Corporate	$1,069	$298
Broker-dealer subsidiaries	721	1,090
Futures commission merchant subsidiary	72	—
Trust company subsidiary	77	53
Investment advisory subsidiaries	39	19
Total	$1,978	$1,460
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

3.	Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	September 30,
	2015	2014
U.S. government debt securities	$3,706	$3,070
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,586	1,193
Cash in demand deposit accounts	802	617
Cash on deposit with futures commission merchants	136	186
U.S. government debt securities on deposit with futures commission merchant	75	50
Total	$6,305	$5,116

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in millions):

	September 30,
	2015	2014
Receivable:
Deposits paid for securities borrowed	$664	$995
Broker-dealers	2	3
Clearing organizations	190	104
Securities failed to deliver	6	6
Total	$862	$1,108
Payable:
Deposits received for securities loaned	$2,653	$2,384
Broker-dealers	1	3
Clearing organizations	19	23
Securities failed to receive	34	11
Total	$2,707	$2,421

5.	Allowance for Doubtful Accounts on Receivables
The following table summarizes activity in the Company's allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in millions):

	2015	2014	2013
Beginning balance	$10	$15	$21
Provision for (recovery of) doubtful accounts, net	6	3	(1)
Write-off of doubtful accounts	(4)	(8)	(5)
Ending balance	$12	$10	$15

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
Property and equipment consists of the following (dollars in millions):

	September 30,
	2015	2014
Buildings and building components	$268	$264
Computer equipment	233	220
Software	188	170
Leasehold improvements	161	156
Land	20	20
Other property and equipment	76	72
	946	902
Less: Accumulated depreciation and amortization	(425)	(359)
Property and equipment at cost, net	$521	$543

7.	Goodwill and Acquired Intangible Assets
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. There were no material changes in the carrying amount of goodwill during the fiscal years ended September 30, 2015 and 2014.
Acquired intangible assets consist of the following (dollars in millions):

	September 30,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,228	$(722)	$506	$1,228	$(645)	$583
Technology and content	99	(90)	9	99	(77)	22
Trademark license	146	—	146	146	—	146
	$1,473	$(812)	$661	$1,473	$(722)	$751

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on acquired intangible assets was $90 million for each of fiscal years 2015 and 2014 and $91 million for fiscal year 2013. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2015 is as follows (dollars in millions):

Fiscal Year	Estimated Amortization Expense
2016	$85
2017	76
2018	72
2019	68
2020	63
Thereafter (to 2025)	151
Total	$515

8.	Notes Payable and Long-term Debt
Notes payable and long-term debt consist of the following (dollars in millions):

September 30, 2015	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$40	$538
2.950% Notes due 2022	750	(7)	—	743
3.625% Notes due 2025	500	(4)	23	519
Total long-term debt	$1,750	$(13)	$63	$1,800

September 30, 2014	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Notes payable:
Parent Revolving Facility	$150	$—	$—	$150
Long-term debt:
Senior Notes:
4.150% Notes due 2014	500	—	2	502
5.600% Notes due 2019	500	(2)	30	528
Secured Loan:
Variable-rate Note due 2019	69	—	—	69
Subtotal - Long-term debt	1,069	(2)	32	1,099
Total notes payable and long-term debt	$1,219	$(2)	$32	$1,249

(1) Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal year maturities on long-term debt outstanding at September 30, 2015 are as follows (dollars in millions):

2016	$—
2017	—
2018	—
2019	—
2020	500
Thereafter	1,250
Total	$1,750
Senior Notes — The Company's unsecured, fixed-rate Senior Notes were each sold through a public offering and pay interest semi-annually in arrears. Key information about the Senior Notes is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2014 Notes	November 25, 2009	December 1, 2014	$500	4.150%
2019 Notes	November 25, 2009	December 1, 2019	$500	5.600%
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
During fiscal 2015, the Company used the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the outstanding principal under the 2014 Notes. In addition, the Company issued the 2022 Notes for general corporate purposes, including liquidity for operational contingencies.
The 2019 Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company's current and future subsidiaries that is or becomes a borrower or a guarantor under the TD Ameritrade Holding Corporation Credit Agreement described below. Currently, the only subsidiary guarantor of the obligations under the 2019 Notes is TD Ameritrade Online Holdings Corp. ("TDAOH"). The Company's obligations in respect to the 2022 Notes and 2025 Notes are not guaranteed by any of its subsidiaries.
The Company may redeem the 2019 Notes, in whole at any time or in part from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus 35 basis points, plus accrued and unpaid interest to the date of redemption.
The Company may redeem the 2022 Notes and 2025 Notes, in whole or in part, at any time prior to February 1, 2022 and January 1, 2025, respectively, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus 15 basis points in the case of the 2022 Notes and 25 basis points in the case of the 2025 Notes, plus, in each case, accrued and unpaid interest to the date of redemption. The Company may redeem the 2022 Notes and 2025 Notes, in whole or in part, at any time on or after February 1, 2022 and January 1, 2025, respectively, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus, in each case, accrued and unpaid interest to the date of redemption.
Secured Loan — On September 15, 2014, the Company entered into a bank loan agreement in the aggregate principal amount of $69 million, the proceeds of which were used to purchase real estate for use in the Company's operations. During fiscal 2015, the Company paid in full the outstanding principal balance of the loan.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedging — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a portion of this exposure, the Company has entered into fixed-for-variable interest rate swaps on the 2019 Notes and the 2025 Notes. Each fixed-for-variable interest rate swap has a notional amount of $500 million and a maturity date matching the maturity date of the respective Senior Notes. During December 2014, the Company paid in full the outstanding principal under the 2014 Notes and an interest rate swap on the 2014 Notes expired.
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of September 30, 2015, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.04%.
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

	2015	2014	2013
Gain (loss) on fair value of interest rate swaps	$31	$(20)	$(44)
Gain (loss) on fair value of hedged fixed-rate debt	(31)	20	44
Net gain (loss) recorded in interest on borrowings	$—	$—	$—
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
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under "Senior Notes" above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of September 30, 2015, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive loss, into interest on borrowings on the Consolidated Statements of Income within the next 12 months.
The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the fiscal years indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)
	2015	2014	2013
Forward-starting interest rate swaps	$(15)	$(29)	$—

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	September 30,
		2015	2014
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$63	$32
Forward-starting interest rate swaps designated as cash flow hedges	Accounts payable and other liabilities	$—	$(29)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the CFTC. The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of September 30, 2015 and 2014, the pay-variable interest rate swap counterparties had pledged $77 million and $47 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets. As of September 30, 2014 the Company had pledged $43 million of collateral to the forward-starting interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other assets on the Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Credit Agreement — On June 11, 2014, the Parent entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is June 11, 2019.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent LIBOR loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) one-month LIBOR plus 1.00%, plus (ii) an interest rate margin ("Base Rate loans"). The interest rate margin ranges from 0.875% to 1.75% for Parent LIBOR loans and from 0% to 0.75% for Base Rate loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.10% to 0.25% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings.
As of September 30, 2015, the interest rate margin would have been 1.25% for Parent LIBOR loans and 0.25% for Base Rate loans, and the commitment fee was 0.15%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2015. As of September 30, 2014, there was $150 million of borrowings outstanding under the Parent Revolving Facility, consisting of Parent LIBOR loans. As of September 30, 2014, the commitment fee was 0.15% and the interest rate margin was 1.25%, each determined by reference to the Company's public debt ratings, and the interest rate was 1.40%, based on one-month LIBOR plus the interest rate margin.
The obligations under the Parent Revolving Facility are guaranteed by TDAOH and each "significant subsidiary" (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Parent, other than broker-dealer subsidiaries, FCM subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Parent Revolving Facility is TDAOH.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coverage ratio covenant, and the Company's broker-dealer and FCM subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2015.
TD Ameritrade Clearing, Inc. Credit Agreement — On June 11, 2014, TD Ameritrade Clearing, Inc. ("TDAC"), the Company's clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is June 11, 2019.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC LIBOR loans") or (b) the federal funds effective rate plus an interest rate margin ("Fed Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.50% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company's public debt ratings. As of September 30, 2015, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2015 and 2014, respectively.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2015.
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
The intercompany credit agreement with TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM subsidiary, was established on March 29, 2015 and has an initial term of five years. The agreement will automatically renew for an additional five-year term, unless either party provides notice to the other of its intent to terminate not less than 30 days before the end of the then current term. Under this agreement, TDAFF may borrow from the Parent, under a committed facility, up to 75% of TDAFF's "residual interest target" as determined by TDAFF in accordance with applicable rules and regulations. As of September 30, 2015, TDAFF's residual interest target was $18 million and the corresponding loan commitment amount was $13.5 million. Loans under this facility bear interest at the prime rate plus 1.00% and must be repaid with interest not later than 60 calendar days following the date of the borrowing.
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2015.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in millions):

	2015	2014	2013
Current expense:
Federal	$470	$457	$370
State	28	53	33
	498	510	403
Deferred expense (benefit):
Federal	(22)	(28)	(2)
State	(1)	1	12
	(23)	(27)	10
Provision for income taxes	$475	$483	$413
A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.0	3.1	2.6
Adjustments to estimated state income taxes	0.1	0.2	0.4
Interest recorded (reversed) on unrecognized tax benefits, net	(0.1)	0.2	0.3
Reversal of accruals for unrecognized tax benefits	(1.1)	(0.5)	(0.3)
	36.9%	38.0%	38.0%
The Company's effective income tax rate for fiscal year 2015 was 36.9%, compared to 38.0% for fiscal years 2014 and 2013. The provision for income taxes for fiscal year 2015 was lower than normal primarily due to $22 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for fiscal year 2015 by approximately four cents per share. The provision for income taxes for fiscal year 2014 included $10 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company's earnings for fiscal year 2014 of approximately one cent per share. The provision for income taxes for fiscal year 2013 included $6 million of favorable resolutions of state income tax matters, which was mostly offset by $4 million of unfavorable deferred income tax adjustments resulting from state income tax law changes.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following (dollars in millions):

	September 30,
	2015	2014
Deferred tax assets:
Accrued and other liabilities	$76	$78
Intangible assets, state tax benefit	7	10
Stock-based compensation	37	37
Allowance for doubtful accounts	5	5
Operating loss carryforwards	7	12
Unrecognized loss on cash flow hedging instruments	15	11
Other deferred tax assets	1	—
Gross deferred tax assets	148	153
Less: Valuation allowance	(4)	(9)
Net deferred tax assets	144	144
Deferred tax liabilities:
Acquired intangible assets	(387)	(410)
Property and equipment	(39)	(42)
Other deferred tax liabilities	(5)	(6)
Total deferred tax liabilities	(431)	(458)
Net deferred tax liabilities	$(287)	$(314)
As of September 30, 2015, the Company has recorded a tax benefit for approximately $3 million of federal net operating loss carryover that was acquired as part of the thinkorswim Group Inc. acquisition in fiscal 2009. The net operating loss expires in 2019, and is subject to substantial annual limitations on the utilization of the net operating loss. The amount of tax benefit recorded in the financial statements represents the amount that is more likely than not to be realized within the carryforward period. At September 30, 2015, subsidiaries of the Company have approximately $83 million of separate state operating loss carryforwards. These carryforwards expire between fiscal 2016 and 2034. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The $5 million decrease in the valuation allowance from September 30, 2014 to September 30, 2015 was primarily due to expiration of certain state net operating loss carryforwards during fiscal 2015.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in millions):

	2015	2014	2013
Beginning balance	$165	$137	$139
Additions based on tax positions related to the current year	16	29	8
Additions for tax positions of prior years	5	10	2
Reductions for tax positions of prior years	(4)	(1)	(5)
Reductions due to settlements with taxing authorities	(21)	—	(1)
Reductions due to lapsed statute of limitations	(7)	(10)	(6)
Ending balance	$154	$165	$137
The balance of unrecognized tax benefits as of September 30, 2015 was $154 million ($100 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2014 was $165 million ($107 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The Company's income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2012 through 2014 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2015 could decrease by up to $41 million ($27 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.
The Company recognized $2 million of net benefits for interest and penalties (net of the federal income tax effect) on the Consolidated Statement of Income for fiscal year 2015, primarily due to favorable resolutions of uncertain tax positions. The Company recognized interest and penalties expense (net of the federal benefit) of $3 million and $2 million for fiscal years 2014 and 2013, respectively. As of September 30, 2015 and 2014, accrued interest and penalties related to unrecognized tax benefits was $49 million and $53 million, respectively.

10.	Capital Requirements
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. TDAC, the Company's clearing broker-dealer subsidiary, and TD Ameritrade, Inc., the Company's introducing broker-dealer subsidiary, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2015	$1,581	$310	$1,271	$807	10.22%
September 30, 2014	$1,569	$280	$1,289	$868	11.19%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (8% of Total Risk Margin or $250,000 Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% or 120% of Required Net Capital)
September 30, 2015	$228	$—	$228	$227
September 30, 2014	$347	$17	$330	$328
During October 2014, TDAFF registered as an FCM with the CFTC. TDAFF is subject to CFTC Regulation 1.17 under the Commodity Exchange Act, which requires the maintenance of minimum net capital as described above. Net capital and net capital requirements for TDAFF are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
September 30, 2015	$90	$12	$78	$78
September 30, 2014	N/A	N/A	N/A	N/A
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $32 million and $27 million as of September 30, 2015 and 2014, respectively, which exceeded the required Tier 1 capital by $17 million and $12 million, respectively.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock-based Compensation
The Company has two stock incentive plans under which Company stock-based awards may be granted: the TD Ameritrade Holding Corporation Long-Term Incentive Plan (the "LTIP") and the 2006 Directors Incentive Plan (the "Directors Plan"). The Company also assumed stock incentive plans in connection with past business combinations. New stock awards can no longer be granted under the assumed plans. The LTIP authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. Under the LTIP, 42,104,174 shares of the Company's common stock are reserved for issuance to eligible employees, consultants and non-employee directors. The Directors Plan authorizes the award of options to purchase common stock, common stock appreciation rights, restricted stock units and restricted stock. Under the Directors Plan, 1,830,793 shares of the Company's common stock are reserved for issuance to non-employee directors.
Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company's common stock on the grant date. Stock options generally vest over a one- to four-year period and expire 10 years after the grant date. Restricted Stock Units ("RSUs") are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period. RSUs granted to non-employee directors generally vest over a one-year period.
Stock-based compensation expense was $36 million, $32 million and $29 million for fiscal years 2015, 2014 and 2013, respectively. The related income tax benefits were $14 million, $12 million and $11 million for fiscal years 2015, 2014 and 2013, respectively.
The following is a summary of option activity in the Company's stock incentive plans for the fiscal year ended September 30, 2015:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	2,136	$18.43
Exercised	(849)	$17.98
Expired	(1)	$37.08
Outstanding at end of year	1,286	$18.71	2.7	$17
Exercisable at end of year	1,286	$18.71	2.7	$17
The Company measures the fair value of stock options using a Black-Scholes valuation model as of the date of grant. No options were granted during fiscal years 2015, 2014 and 2013. The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $11 million, $6 million and $65 million, respectively. As of September 30, 2015, there was no unrecognized compensation cost related to nonvested stock option awards.
The Company measures the fair value of RSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. RSUs are amortized over their applicable vesting period using the straight-line method, reduced by expected forfeitures.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of RSU activity in the Company's stock incentive plans for the fiscal year ended September 30, 2015:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	4,832	$19.57
Granted	1,207	$34.34
Dividend equivalents	70	$23.18
Vested	(1,787)	$17.02
Forfeited	(110)	$25.28
Nonvested at end of year	4,212	$24.79
As of September 30, 2015, there was $31 million of estimated unrecognized compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted stock units that vested during fiscal years 2015, 2014 and 2013 was $59 million, $48 million and $15 million, respectively.
Although the Company does not have a formal policy regarding issuance of shares for stock-based compensation, such shares are generally issued from treasury stock. The stockholders agreement entered into in connection with the acquisition of TD Waterhouse requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2015, the Company was not obligated to repurchase additional shares pursuant to the stockholders agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock issuances.

12.	Employee Benefit Plans
The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $34 million, $30 million and $28 million for fiscal years 2015, 2014 and 2013, respectively.

13.	Commitments and Contingencies
Lease Commitments — The Company has various non-cancelable operating leases on facilities requiring annual payments as follows (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2016	$54	$(2)	$52
2017	54	(2)	52
2018	52	(1)	51
2019	49	(1)	48
2020	39	—	39
Thereafter (to 2030)	70	—	70
Total	$318	$(6)	$312

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A majority of the leases for the Company's branch offices contain provisions for renewal at the Company's option. Rental expense, net of sublease income, was approximately $49 million for each of fiscal years 2015 and 2014, and $54 million for fiscal year 2013.
Order Routing Matters — Five putative class action complaints have been filed regarding TD Ameritrade's routing of client orders. The cases are pending in the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with "best execution" and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company intends to vigorously defend against these lawsuits. The Company moved to dismiss each of the five putative class action complaints.  The Magistrate Judge subsequently entered Findings and Recommendations with respect to each of the five actions, recommending that the District Judge dismiss each of the five lawsuits.  The Plaintiffs have objected to the Magistrate Judge’s Findings and Recommendations. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders.  TD Ameritrade, Inc. and TDAC have received requests for documents and information from the regulatory authorities.  TD Ameritrade, Inc. and TDAC are cooperating with the requests.
Reserve Yield Plus Fund Litigation - During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund was not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.’s clients continue to hold shares in the Yield Plus Fund (now known as "Yield Plus Fund - In Liquidation"), which is being liquidated.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of September 30, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those cases as to which an estimate can be made. For certain cases, the Company does not believe an estimate can currently be made, as some cases are in preliminary stages and some cases have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
The Company believes, based on its current knowledge and after consultation with counsel, that the ultimate disposition of these legal and regulatory matters, individually or in the aggregate, is not likely to have a material adverse effect on the financial condition or cash flows of the Company. However, in light of the uncertainties involved in such matters, the Company is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential losses, fines, penalties or equitable relief, if any, that may result, and it is possible that the ultimate resolution of one or more of these matters may be material to the Company's results of operations for a particular reporting period.
Income Taxes — The Company's federal and state income tax returns are subject to examination by taxing authorities. Because the application of tax laws and regulations to many types of transactions is subject to varying interpretations, amounts reported in the consolidated financial statements could be significantly changed at a later date upon final determinations by taxing authorities. TD has agreed to indemnify the Company for tax obligations, if any, pertaining to activities of TD Waterhouse Group, Inc. ("TD Waterhouse") prior to the Company's acquisition of TD Waterhouse in January 2006.
General Contingencies — In the ordinary course of business, there are various contingencies that are not reflected in the consolidated financial statements. These include the Company's broker-dealer and FCM subsidiaries' client activities involving the execution, settlement and financing of various client securities, options, futures and foreign exchange transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contractual obligations.
The Company extends margin credit and leverage to its clients. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. In connection with these activities, the Company also executes and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin-related transactions may expose the Company to credit risk in the event a client's assets are not sufficient to fully cover losses that the client may incur. Leverage involves securing a large potential future obligation with a lesser amount of collateral. The risks associated with margin credit and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. In the event the client fails to satisfy its obligations, the Company has the authority to liquidate certain positions in the client's account at prevailing market prices in order to fulfill the client's obligations. However, during periods of rapid market movements, clients who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation. The Company seeks to mitigate the risks associated with its client margin and leverage activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.
The Company contracts with unaffiliated FCM and broker-dealer entities to clear and execute futures and foreign exchange transactions for its clients. This can result in concentrations of credit risk with one or more of these counterparties. This risk is partially mitigated by the counterparties' obligation to comply with rules and regulations governing FCMs and broker-dealers in the United States. These rules generally require maintenance of net capital and segregation of client funds and securities from holdings of the clearing FCMs and broker-dealers. In addition, the Company manages this risk by requiring credit approvals for counterparties and by utilizing account funding and sweep arrangement agreements that generally specify that all client cash in excess of futures funding requirements be transferred back to the client’s securities brokerage account at the Company on a daily basis.
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
The Company transacts in reverse repurchase agreements (securities purchased under agreements to resell) in connection with its broker-dealer business. The Company's policy is to take possession or control of securities with a market value in excess of the principal amount loaned, plus accrued interest, in order to collateralize resale agreements. The Company monitors the market value of the underlying securities that collateralize the related receivable on resale agreements on a daily basis and may require additional collateral when deemed appropriate.
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

	September 30,
	2015	2014
Client margin securities	$17.7	$16.2
Stock borrowings	0.7	1.0
Total collateral available	$18.4	$17.2
Collateral loaned	$2.7	$2.4
Collateral repledged	3.8	2.5
Total collateral loaned or repledged	$6.5	$4.9

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

		September 30,
Assets	Balance Sheet Classification	2015	2014
Cash	Receivable from brokers, dealers and clearing organizations	$190	$104
U.S. government debt securities	Securities owned, at fair value	350	181
Total		$540	$285
Guarantees — The Company is a member of and provides guarantees to securities clearinghouses and exchanges in connection with client trading activities. Under related agreements, the Company is generally required to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral. However, the potential for the Company to be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for these guarantees.
The Company clears its clients' futures transactions on an omnibus account basis through unaffiliated clearing firms. The Company also contracts with an external provider to facilitate foreign exchange trading for its clients. The Company has agreed to indemnify these unaffiliated clearing firms and the external provider for any loss that they may incur for the client transactions introduced to them by the Company.
See "Insured Deposit Account Agreement" in Note 18 for a description of a guarantee included in that agreement.

14.	Fair Value Disclosures
Fair Value Measurement — Definition and Hierarchy
ASC 820-10, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.
ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable market data by correlation or other means. This category includes most debt securities and other interest-sensitive financial instruments.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability.
The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014 (dollars in millions):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,888	$—	$—	$1,888
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,781	—	3,781
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	415	—	415
Other	3	5	—	8
Subtotal - Securities owned	3	420	2	425
Other assets:
Pay-variable interest rate swaps(1)	—	63	—	63
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	67	1	68
Total assets at fair value	$1,891	$4,268	$3	$6,162
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$23	$—	$—	$23

(1)	See "Fair Value Hedging" in Note 8 for details.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,284	$—	$—	$1,284
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,120	—	3,120
Securities owned:
Money market and other mutual funds	—	—	1	1
U.S. government debt securities	—	326	—	326
Other	2	3	—	5
Subtotal - Securities owned	2	329	1	332
Other assets:
Pay-variable interest rate swaps(1)	—	32	—	32
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	36	1	37
Total assets at fair value	$1,286	$3,485	$2	$4,773
Liabilities:
Accounts payable and other liabilities:
Forward-starting interest rate swaps(2)	$—	$29	$—	$29
Securities sold, not yet purchased:
Equity securities	1	—	—	1
Total liabilities at fair value	$1	$29	$—	$30

(1)	See "Fair Value Hedging" in Note 8 for details.

(2)	See "Cash Flow Hedging" in Note 8 for details.
There were no transfers between any levels of the fair value hierarchy during the periods covered by this report.
Valuation Techniques
In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company's Level 1 assets and liabilities. If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company's Level 2 assets and liabilities.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Cash and investments segregated and on deposit for regulatory purposes includes reverse repurchase agreements (securities purchased under agreements to resell). Reverse repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company's reverse repurchase agreements generally have a maturity of seven days and are collateralized by U.S. Treasury securities in amounts exceeding the carrying value of the resale agreements. Accordingly, the carrying value of reverse repurchase agreements approximates fair value (categorized as Level 2 of the fair value hierarchy). In addition, this category includes cash held in demand deposit accounts and on deposit with futures commission merchants, for which the carrying values approximate the fair value (categorized as Level 1 of the fair value hierarchy). See Note 3 for a summary of cash and investments segregated and on deposit for regulatory purposes.
Long-term debt — As of September 30, 2015, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.833 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.800 billion. As of September 30, 2014, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.081 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.030 billion.
As of September 30, 2014, the $69 million carrying value of the Company's variable-rate secured loan approximates fair value because of the frequent repricing of the loan based on market interest rates (categorized as Level 2 of the fair value hierarchy).

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Offsetting Assets and Liabilities
Substantially all of the Company's reverse repurchase agreements, securities borrowing and securities lending activity and derivative financial instruments are transacted under master agreements that may allow for net settlement in the ordinary course of business, as well as offsetting of all contracts with a given counterparty in the event of default by one of the parties. However, for financial statement purposes, the Company does not net balances related to these financial instruments.
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of September 30, 2015 and 2014 (dollars in millions):

	September 30, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,586	$—	$1,586	$—	$(1,586)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	664	—	664	(70)	(585)	9
Other assets:
Pay-variable interest rate swaps	63	—	63	—	(63)	—
Total	$2,313	$—	$2,313	$(70)	$(2,234)	$9
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,653	$—	$2,653	$(70)	$(2,364)	$219

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,193	$—	$1,193	$—	$(1,193)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	995	—	995	(69)	(900)	26
Other assets:
Pay-variable interest rate swaps	32	—	32	—	(32)	—
Total	$2,220	$—	$2,220	$(69)	$(2,125)	$26
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)	$2,384	$—	$2,384	$(69)	$(2,015)	$300
Accounts payable and other liabilities:
Forward-starting interest rate swaps	29	—	29	—	(29)	—
Total	$2,413	$—	$2,413	$(69)	$(2,044)	$300

(1)
Included in the gross amounts of deposits paid for securities borrowed is $332 million and $616 million as of September 30, 2015 and 2014, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 13 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1,164 million and $754 million as of September 30, 2015 and 2014, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 13 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

September 30, 2015
Deposits received for securities loaned:
Equity securities	$2,413
Exchange-traded funds	150
Closed-end funds	41
Other	49
Total	$2,653

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At September 30, 2015 and 2014, the Company had received total collateral with a fair value of $2,350 million and $2,231 million, respectively, and pledged total collateral with a fair value of $2,437 million and $2,124 million, respectively.

(6)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Accumulated Other Comprehensive Loss
The following table presents the net change in fair value recorded for each component of other comprehensive loss before and after income tax for the fiscal years indicated (dollars in millions):

	2015			2014			2013
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Net unrealized gain	$—	$—	$—	$—	$—	$—	$21	$(8)	$13
Reclassification adjustment for net realized gain included in net income (1)	—	—	—	—	—	—	(52)	19	(33)
Reclassification of impairment charge (1)	—	—	—	—	—	—	3	(1)	2
Change in net unrealized gain	—	—	—	—	—	—	(28)	10	(18)
Cash flow hedging instruments:
Net unrealized loss	(15)	5	(10)	(29)	11	(18)	—	—	—
Reclassification adjustment for portion of realized loss amortized to net income (2)	4	(1)	3	—	—	—	—	—	—
Change in net unrealized loss	(11)	4	(7)	(29)	11	(18)	—	—	—
Other comprehensive loss	$(11)	$4	$(7)	$(29)	$11	$(18)	$(28)	$10	$(18)

(1)	The before tax reclassification amounts and the related tax effects are included in gain on investments, net and provision for income taxes, respectively, on the Consolidated Statements of Income.

(2)	The before tax reclassification amount and the related tax effect are included in interest on borrowings and provision for income taxes, respectively, on the Consolidated Statements of Income.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) for the fiscal years indicated (dollars in millions):

	2015	2014	2013
Investments available-for-sale:
Beginning balance	$—	$—	$18
Other comprehensive income before reclassifications	—	—	13
Amounts reclassified from accumulated other comprehensive income	—	—	(31)
Current period change	—	—	(18)
Ending balance	$—	$—	$—
Cash flow hedging instruments:
Beginning balance	$(18)	$—	$—
Other comprehensive loss before reclassifications	(10)	(18)	—
Amounts reclassified from accumulated other comprehensive loss	3	—	—
Current period change	(7)	(18)	—
Ending balance	$(25)	$(18)	$—
Total accumulated other comprehensive income (loss):
Beginning balance	$(18)	$—	$18
Other comprehensive income (loss) before reclassifications	(10)	(18)	13
Amounts reclassified from accumulated other comprehensive (income) loss	3	—	(31)
Current period change	(7)	(18)	(18)
Ending balance	$(25)	$(18)	$—

17.	Segment and Geographic Area Information
The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company's revenues from external clients for the fiscal years ended September 30, 2015, 2014 and 2013 were derived from its operations in the United States.

18.	Related Party Transactions
Transactions with TD and Affiliates
As a result of the Company's acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of September 30, 2015. Pursuant to the stockholders agreement among TD, the Company and certain other stockholders, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
Insured Deposit Account Agreement
Under the IDA agreement, the TD Depository Institutions make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of September 30, 2015, the IDA portfolio was comprised of approximately 74% fixed-rate notional investments and 26% floating rate investments.
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
The interest rates paid to clients are set by the TD Depository Institutions and are not linked to any index. The servicing fee to the TD Depository Institutions under the IDA agreement is equal to 25 basis points on the aggregate average daily balance in the IDA accounts, subject to adjustment as it relates to deposits of less than or equal to $20 billion kept in floating-rate investments or in fixed-rate notional investments with a maturity of up to 24 months ("short-term fixed-rate investments"). For floating-rate and short-term fixed-rate investments, the servicing fee is equal to the difference of the interest rate earned on the investments less the FDIC premiums paid (in basis points), divided by two. The servicing fee has a floor of 3 basis points (subject to adjustment from time to time to reflect material changes to the TD Depository Institutions' leverage costs) and a maximum of 25 basis points.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in millions):

Description	Statement of Income Classification	Revenues from TD and Affiliates
		2015	2014	2013
Insured Deposit Account Agreement	Insured deposit account fees	$839	$820	$804
Referral and Strategic Alliance Agreement	Various	13	12	11
Other	Various	6	5	6
Total revenues		$858	$837	$821

Description	Statement of Income Classification	Expenses to TD and Affiliates
		2015	2014	2013
Canadian Call Center Services Agreement	Professional Services	$18	$17	$19
Other	Various	4	3	4
Total expenses		$22	$20	$23
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	September 30,
	2015	2014
Assets:
Receivable from brokers, dealers and clearing organizations	$—	$1
Receivable from affiliates	93	99
Liabilities:
Payable to brokers, dealers and clearing organizations	$70	$96
Payable to affiliates	6	5
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
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2015

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$920	$2	$1,056	$—	$1,978
Cash and investments segregated and on deposit for regulatory purposes	—	—	6,305	—	6,305
Receivable from brokers, dealers and clearing organizations	—	—	862	—	862
Receivable from clients, net	—	—	12,770	—	12,770
Investments in subsidiaries	5,762	5,648	—	(11,410)	—
Receivable from affiliates	6	1	92	(6)	93
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	515	—	661
Other, net	145	18	1,138	(62)	1,239
Total assets	$6,833	$5,815	$25,205	$(11,478)	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,707	$—	$2,707
Payable to clients	—	—	16,035	—	16,035
Accounts payable and other liabilities	130	—	523	(16)	637
Payable to affiliates	—	—	12	(6)	6
Long-term debt	1,800	—	—	—	1,800
Deferred income taxes	—	53	280	(46)	287
Total liabilities	1,930	53	19,557	(68)	21,472
Stockholders' equity	4,903	5,762	5,648	(11,410)	4,903
Total liabilities and stockholders' equity	$6,833	$5,815	$25,205	$(11,478)	$26,375

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2014

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$117	$2	$1,341	$—	$1,460
Cash and investments segregated and on deposit for regulatory purposes	—	—	5,116	—	5,116
Receivable from brokers, dealers and clearing organizations	—	—	1,108	—	1,108
Receivable from clients, net	—	—	11,639	—	11,639
Investments in subsidiaries	5,868	5,754	—	(11,622)	—
Receivable from affiliates	11	2	97	(11)	99
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	605	—	751
Other, net	154	16	1,073	(54)	1,189
Total assets	$6,150	$5,920	$23,446	$(11,687)	$23,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,421	$—	$2,421
Payable to clients	—	—	14,497	—	14,497
Accounts payable and other liabilities	153	—	455	(13)	595
Payable to affiliates	—	—	16	(11)	5
Notes payable	150	—	—	—	150
Long-term debt	1,099	—	—	—	1,099
Deferred income taxes	—	52	303	(41)	314
Total liabilities	1,402	52	17,692	(65)	19,081
Stockholders' equity	4,748	5,868	5,754	(11,622)	4,748
Total liabilities and stockholders' equity	$6,150	$5,920	$23,446	$(11,687)	$23,829

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2015

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$17	$—	$3,247	$(17)	$3,247
Operating expenses	16	—	1,923	(17)	1,922
Operating income	1	—	1,324	—	1,325
Other expense (income)	43	—	(6)	—	37
Income (loss) before income taxes and equity in income of subsidiaries	(42)	—	1,330	—	1,288
Provision for (benefit from) income taxes	(16)	(1)	492	—	475
Income (loss) before equity in income of subsidiaries	(26)	1	838	—	813
Equity in income of subsidiaries	839	838	—	(1,677)	—
Net income	$813	$839	$838	$(1,677)	$813

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2014

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$14	$—	$3,123	$(14)	$3,123
Operating expenses	13	—	1,839	(14)	1,838
Operating income	1	—	1,284	—	1,285
Other expense (income)	24	—	(9)	—	15
Income (loss) before income taxes and equity in income of subsidiaries	(23)	—	1,293	—	1,270
Provision for (benefit from) income taxes	(14)	(1)	498	—	483
Income (loss) before equity in income of subsidiaries	(9)	1	795	—	787
Equity in income of subsidiaries	796	787	17	(1,600)	—
Net income	$787	$788	$812	$(1,600)	$787

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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2015

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$27	$1	$718	$746
Cash flows from investing activities:
Purchase of property and equipment	—	—	(71)	(71)
Proceeds from sale and maturity of short-term investments	500	3	1	504
Purchase of short-term investments	(502)	(3)	(1)	(506)
Proceeds from sale of investments	1	—	9	10
Other, net	—	—	3	3
Net cash used in investing activities	(1)	—	(59)	(60)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248	—	—	1,248
Payment of debt issuance costs	(11)	—	—	(11)
Principal payments on long-term debt	(569)	—	—	(569)
Principal payments on notes payable	(150)	—	—	(150)
Payment of cash dividends	(326)	—	—	(326)
Purchase of treasury stock	(387)	—	—	(387)
Other, net	27	—	—	27
Net cash used in financing activities	(168)	—	—	(168)
Intercompany investing and financing activities, net	945	(1)	(944)	—
Net increase (decrease) in cash and cash equivalents	803	—	(285)	518
Cash and cash equivalents at beginning of year	117	2	1,341	1,460
Cash and cash equivalents at end of year	$920	$2	$1,056	$1,978

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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2013

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(70)	$1	$808	$739
Cash flows from investing activities:
Purchase of property and equipment	—	—	(144)	(144)
Proceeds from sale and maturity of short-term investments	150	—	4	154
Purchase of short-term investments	—	—	(4)	(4)
Proceeds from sale of investments	78	—	10	88
Other, net	—	—	2	2
Net cash provided by (used in) investing activities	228	—	(132)	96
Cash flows from financing activities:
Principal payments on long-term debt	(250)	—	—	(250)
Proceeds from notes payable	275	—	—	275
Principal payments on notes payable	(275)	—	—	(275)
Payment of cash dividends	(471)	—	—	(471)
Purchase of treasury stock	(5)	—	—	(5)
Other, net	43	—	(5)	38
Net cash used in financing activities	(683)	—	(5)	(688)
Intercompany investing and financing activities, net	546	—	(546)	—
Net increase in cash and cash equivalents	21	1	125	147
Cash and cash equivalents at beginning of year	178	6	731	915
Cash and cash equivalents at end of year	$199	$7	$856	$1,062

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Data (Unaudited)
(Dollars in millions, except per share amounts)

	For the Fiscal Year Ended September 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$819	$803	$794	$831
Operating income	$344	$296	$325	$360
Net income	$211	$189	$197	$216
Basic earnings per share	$0.39	$0.35	$0.36	$0.40
Diluted earnings per share	$0.39	$0.35	$0.36	$0.40

	For the Fiscal Year Ended September 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$752	$812	$763	$795
Operating income	$307	$323	$316	$338
Net income	$192	$194	$190	$211
Basic earnings per share	$0.35	$0.35	$0.34	$0.39
Diluted earnings per share	$0.35	$0.35	$0.34	$0.38
Quarterly amounts may not sum to fiscal year totals due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of TD Ameritrade Holding Corporation and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of and effected by the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 based on framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of September 30, 2015, the Company's internal control over financial reporting is effective.
The Company's internal control over financial reporting as of September 30, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. That opinion appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have audited TD Ameritrade Holding Corporation's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TD Ameritrade Holding Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, TD Ameritrade Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Ameritrade Holding Corporation as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of TD Ameritrade Holding Corporation for each of the three years in the period ended September 30, 2015 and our report dated November 20, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
November 20, 2015

Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015.
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
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2015 (the "Proxy Statement").
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of September 30, 2015, information about compensation plans under which equity securities of the Company are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,740,168	(1)	$18.71	(2)	9,397,522	(3)

(1)	Consists of 1,285,520 stock options, 4,212,103 restricted stock units and 242,545 deferred stock units outstanding under the Company's stock incentive plans.

(2)	The weighted average exercise price does not take into account awards that have no exercise price, such as restricted stock units and deferred stock units.

(3)
The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the "LTIP") and the 2006 Directors Incentive Plan (the "Directors Plan") authorize the issuance of shares of common stock as well as options. As of September 30, 2015, there were 8,483,070 shares and 914,452 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

The previous table includes the following options assumed in connection with the Company's acquisition of thinkorswim Group Inc. in fiscal 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights
Plan Category	(a)	(b)
Equity compensation plans approved by security holders	25,751	$36.03
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
See Item 8, "Financial Statements and Supplementary Data."

2.	Financial Statement Schedules
Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes.

3.	Exhibits
See Item 15(b) below.

(b)	Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective February 12, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 19, 2014)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A filed on September 5, 2002)

4.2
First Supplemental Indenture, dated November 25, 2009, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 25, 2009)

Exhibit No.	Description

4.3	Form of 4.150% Senior Note due 2014 (included in Exhibit 4.2)

4.4	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.2)

4.5
Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 23, 2014)

4.6	Form of 3.625% Senior Note due 2025 (included in Exhibit 4.5)

4.7
Supplemental Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on October 23, 2014)

4.8
Second Supplemental Indenture, dated March 9, 2015 between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on March 9, 2015)

4.9	Form of 2.950% Senior Note due 2022 (included in Exhibit 4.8)

10.1*
Form of Indemnification Agreement between TD Ameritrade Holding Corporation and members of the Company's board of directors (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 26, 2014)

10.2*
Chairman of the Board of Directors Term Sheet, effective as of June 1, 2011, between Joseph H. Moglia and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K filed on November 18, 2011)

10.3*
Employment Agreement, effective as of October 1, 2013, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on August 1, 2013)

10.4*
Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on August 8, 2008)

10.5*	Form of Restricted Stock Unit Agreement for Fredric J. Tomczyk (incorporated by reference to Exhibit 10.5 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

10.6*
Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K filed on November 26, 2008)

10.7*
Amendment to Employment Agreement, executed on December 20, 2012, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

10.8*
Amendment to Employment Agreement, executed on August 30, 2013, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K filed on November 22, 2013)

10.9*
Executive Employment Term Sheet, effective as of April 11, 2011, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on May 6, 2011)

10.10*
Amendment to Executive Employment Term Sheet, executed on December 19, 2012, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

Exhibit No.	Description
10.11*	Form of Restricted Stock Unit Agreement for Marvin W. Adams (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 20, 2012)

10.12*
Consulting and Release of Claims Agreement, dated January 15, 2015, between William J. Gerber and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on February 5, 2015)

10.13*
Executive Employment Term Sheet, effective as of July 1, 2015, between Stephen J. Boyle and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on May 7, 2015)

10.14*	Form of Restricted Stock Unit Agreement for Stephen J. Boyle (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on August 7, 2015)

10.15*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 18, 2011)

10.16*
Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed on December 9, 2004)

10.17*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 26, 2012)

10.18*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company's Proxy Statement filed on January 24, 2007)

10.19*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on February 4, 2011)

10.20*
Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 30, 2005)

10.21*
TD Ameritrade Holding Corporation Management Incentive Plan, as amended effective as of February 24, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 18, 2011)

10.22
Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 28, 2005)

10.23
Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on May 8, 2006)

10.24
Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K filed on November 13, 2009)

10.25
Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed on November 19, 2010)

Exhibit No.	Description
10.26
Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 7, 2012)

10.27
Amendment No. 5 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated December 4, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 5, 2013)

10.28†
Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

10.29
Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on September 12, 2005)

10.30
Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed on September 12, 2005)

10.31
Credit Agreement, dated June 11, 2014, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 17, 2014)

10.32
Credit Agreement, dated June 11, 2014, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on June 17, 2014)

10.33
Loan Agreement, dated September 15, 2014, among TD Ameritrade Holding Corporation, Thinktech, Inc. and TD Ameritrade Online Holdings Corp., as guarantors, and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 18, 2014)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company's quarterly report on Form 10-Q filed February 4, 2011)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

†	Confidential treatment has been granted with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November, 2015.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 20th day of November, 2015.

/s/ JOSEPH H. MOGLIA	/s/ KAREN E. MAIDMENT
Joseph H. Moglia Chairman of the Board	Karen E. Maidment Director

/s/ BHARAT B. MASRANI	/s/ MARK L. MITCHELL
Bharat B. Masrani Vice Chairman of the Board	Mark L. Mitchell Director

/s/ LORENZO A. BETTINO	/s/ WILBUR J. PREZZANO
Lorenzo A. Bettino Director	Wilbur J. Prezzano Director

/s/ MARSHALL A. COHEN	/s/ TODD M. RICKETTS
Marshall A. Cohen Director	Todd M. Ricketts Director

/s/ DAN W. COOK III	/s/ ALLAN R. TESSLER
Dan W. Cook III Director	Allan R. Tessler Director