Form 10-Q
period 2015-12-31
TD AMERITRADE HOLDING CORP
filed 2016-02-04
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2015
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
Yes  ☐    No  ☒
As of January 28, 2016, there were 535,056,190 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of December 31, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated November 20, 2015. In our opinion, the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 4, 2016

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2015	September 30, 2015
	(In millions)
ASSETS
Cash and cash equivalents	$1,735	$1,978
Short-term investments available-for-sale, at fair value	204	4
Cash and investments segregated and on deposit for regulatory purposes	6,040	6,305
Receivable from brokers, dealers and clearing organizations	1,022	862
Receivable from clients, net	12,409	12,770
Receivable from affiliates	127	93
Other receivables, net	143	144
Securities owned, at fair value	263	425
Property and equipment at cost, net	542	521
Goodwill	2,467	2,467
Acquired intangible assets, net	639	661
Other assets	175	145
Total assets	$25,766	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,049	$2,707
Payable to clients	16,105	16,035
Accounts payable and other liabilities	549	637
Payable to affiliates	6	6
Long-term debt	1,783	1,800
Deferred income taxes	300	287
Total liabilities	20,792	21,472
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; 537 million shares outstanding	6	6
Additional paid-in capital	1,642	1,649
Retained earnings	5,159	5,038
Treasury stock, common, at cost: 94 million shares	(1,809)	(1,765)
Accumulated other comprehensive loss	(24)	(25)
Total stockholders' equity	4,974	4,903
Total liabilities and stockholders' equity	$25,766	$26,375
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2015	2014
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$328	$359
Asset-based revenues:
Insured deposit account fees	227	207
Net interest revenue	154	161
Investment product fees	92	83
Total asset-based revenues	473	451
Other revenues	11	9
Net revenues	812	819
Operating expenses:
Employee compensation and benefits	201	199
Clearing and execution costs	30	35
Communications	32	31
Occupancy and equipment costs	43	41
Depreciation and amortization	22	23
Amortization of acquired intangible assets	22	23
Professional services	37	37
Advertising	62	64
Other	20	22
Total operating expenses	469	475
Operating income	343	344
Other expense:
Interest on borrowings	12	9
Other	—	1
Total other expense	12	10
Pre-tax income	331	334
Provision for income taxes	119	123
Net income	$212	$211
Earnings per share - basic	$0.39	$0.39
Earnings per share - diluted	$0.39	$0.39
Weighted average shares outstanding - basic	537	544
Weighted average shares outstanding - diluted	540	548
Dividends declared per share	$0.17	$0.15
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
	2015	2014
	(In millions)
Net income	$212	$211
Other comprehensive income (loss), before tax:
Cash flow hedging instruments:
Net unrealized loss	—	(15)
Reclassification adjustment for portion of realized loss amortized to net income	1	1
Total other comprehensive income (loss), before tax	1	(14)
Income tax effect	—	5
Total other comprehensive income (loss), net of tax	1	(9)
Comprehensive income	$213	$202
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2015	2014
	(In millions)
Cash flows from operating activities:
Net income	$212	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	23
Amortization of acquired intangible assets	22	23
Deferred income taxes	12	3
Stock-based compensation	9	9
Excess tax benefits on stock-based compensation	(15)	(11)
Other, net	2	(1)
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	265	585
Receivable from brokers, dealers and clearing organizations	(160)	(88)
Receivable from clients, net	361	(7)
Receivable from/payable to affiliates, net	(34)	(18)
Other receivables, net	1	17
Securities owned, at fair value	162	(109)
Other assets	(46)	42
Payable to brokers, dealers and clearing organizations	(658)	(342)
Payable to clients	70	364
Accounts payable and other liabilities	(74)	(29)
Net cash provided by operating activities	151	672
Cash flows from investing activities:
Purchase of property and equipment	(43)	(21)
Purchase of short-term investments	(201)	—
Proceeds from sale of investments	—	1
Other	—	3
Net cash used in investing activities	(244)	(17)

(Continued on following page)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$500
Payment of debt issuance costs	—	(5)
Principal payments on long-term debt	—	(500)
Principal payments on notes payable	—	(37)
Payment of cash dividends	(91)	(82)
Proceeds from exercise of stock options: Three months ended December 31, 2014 - 0.6 million shares	—	11
Purchase of treasury stock: Three months ended December 31, 2015 - 1.1 million shares; 2014 - 3.7 million shares	(38)	(118)
Purchase of treasury stock for income tax withholding on stock-based compensation: Three months ended December 31, 2015 - 0.7 million shares; 2014 - 0.5 million shares	(27)	(18)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(9)	—
Excess tax benefits on stock-based compensation	15	11
Net cash used in financing activities	(150)	(238)
Net increase (decrease) in cash and cash equivalents	(243)	417
Cash and cash equivalents at beginning of period	1,978	1,460
Cash and cash equivalents at end of period	$1,735	$1,877
Supplemental cash flow information:
Interest paid	$20	$8
Income taxes paid	$138	$132
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended December 31, 2015 and 2014
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2015.
2. CASH AND CASH EQUIVALENTS
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	December 31, 2015	September 30, 2015
Corporate	$801	$1,069
Broker-dealer subsidiaries	739	721
Futures commission merchant subsidiary	79	72
Trust company subsidiary	76	77
Investment advisory subsidiaries	40	39
Total	$1,735	$1,978
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
3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	December 31, 2015	September 30, 2015
U.S. government debt securities	$3,878	$3,706
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,489	1,586
Cash in demand deposit accounts	565	802
U.S. government debt securities on deposit with futures commission merchant	75	75
Cash on deposit with futures commission merchants	33	136
Total	$6,040	$6,305
4. INCOME TAXES
The Company's effective income tax rate for the three months ended December 31, 2015 was 36.0%, compared to 36.8% for the three months ended December 31, 2014. The provision for income taxes for the three months ended December 31, 2015 was lower than normal primarily due to $7 million of net favorable resolutions of state income tax matters and $2 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets. These items had a net favorable impact on the Company's earnings for the three months ended December 31, 2015 of approximately two cents per share. The provision for income taxes for the three months ended December 31, 2014 was lower than normal primarily due to $6 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for the three months ended December 31, 2014 by approximately one cent per share.

5. LONG-TERM DEBT
Long-term debt consists of the following (dollars in millions):

December 31, 2015	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$31	$529
2.950% Notes due 2022	750	(7)	—	743
3.625% Notes due 2025	500	(4)	15	511
Total long-term debt	$1,750	$(13)	$46	$1,783

September 30, 2015	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$40	$538
2.950% Notes due 2022	750	(7)	—	743
3.625% Notes due 2025	500	(4)	23	519
Total long-term debt	$1,750	$(13)	$63	$1,800

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of December 31, 2015, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.11%.
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

	Three Months Ended December 31,
	2015	2014
Gain (loss) on fair value of interest rate swaps	$(17)	$11
Gain (loss) on fair value of hedged fixed-rate debt	17	(11)
Net gain (loss) recorded in interest on borrowings	$—	$—
Cash Flow Hedging – On January 17, 2014, the Company entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million, to hedge against changes in the benchmark interest rate component of future interest payments resulting from the anticipated refinancing of its $500 million aggregate principal amount of unsecured 4.150% Senior Notes that matured on December 1, 2014. The Company designated the contracts as a cash flow hedge of the future interest payments.
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
On October 17, 2014, the Company sold $500 million of 2025 Notes and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of December 31, 2015, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive loss, into interest on borrowings on the Condensed Consolidated Statements of Income within the next 12 months.
The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the periods indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended December 31,
	2015	2014
Forward-starting interest rate swaps	$—	$(15)
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	December 31, 2015	September 30, 2015
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$46	$63
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of December 31, 2015 and September 30, 2015, the pay-variable interest rate swap counterparties had pledged $47 million and $77 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
6. CAPITAL REQUIREMENTS
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), administered by the SEC and the Financial Industry Regulatory Authority ("FINRA"), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. TD Ameritrade Clearing, Inc. ("TDAC"), the Company's clearing broker-dealer subsidiary, and TD Ameritrade, Inc., the Company's introducing broker-dealer subsidiary, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances.
TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM subsidiary registered with the CFTC, is subject to CFTC Regulation 1.17 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association ("NFA"), which requires the maintenance of minimum net capital of the greatest of (a) $1.0 million or (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts.
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

Net capital and net capital requirements for the Company's broker-dealer and FCM subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
December 31, 2015	$1,628	$290	$1,338	$904	11.24%
September 30, 2015	$1,581	$310	$1,271	$807	10.22%

TD Ameritrade, Inc.
Date	Net Capital	Net Capital in Excess of the $250,000 Minimum Dollar Requirement	Net Capital in Excess of Early Warning Threshold (120% of Required Net Capital)
December 31, 2015	$217	$217	$217
September 30, 2015	$228	$228	$227

TD Ameritrade Futures & Forex LLC
Date	Net Capital	Required Net Capital (8% of Total Risk Margin)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
December 31, 2015	$97	$11	$86	$85
September 30, 2015	$90	$12	$78	$78
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $34 million and $32 million as of December 31, 2015 and September 30, 2015, respectively, which exceeded the required Tier 1 capital by $18 million and $17 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Legal and Regulatory Matters
Order Routing Matters – Five putative class action complaints have been filed regarding TD Ameritrade's routing of client orders. The cases are pending in the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with "best execution" and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company intends to vigorously defend against these lawsuits. The Company moved to dismiss each of the five putative class action complaints. The Magistrate Judge subsequently entered Findings and Recommendations with respect to each of the five actions, recommending that the District Judge dismiss each of the five lawsuits. The Plaintiffs have objected to the Magistrate Judge's Findings and Recommendations. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.

Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc. and TDAC have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc. and TDAC are cooperating with the requests.
Reserve Yield Plus Fund Litigation – During September 2008, The Reserve, an independent mutual fund company, announced that the net asset value of the Reserve Yield Plus Fund declined below $1.00 per share. The Yield Plus Fund was not a money market mutual fund, but its stated objective was to maintain a net asset value of $1.00 per share. TD Ameritrade, Inc.'s clients continue to hold shares in the Yield Plus Fund (now known as "Yield Plus Fund – In Liquidation"), which is being liquidated.
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. and is pending in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the fund's advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the fund. On March 19, 2015, the plaintiffs entered into an agreement with Reserve Management Company, Inc. and related defendants to settle the claims against them, subject to court approval. On March 26, 2015, the Company and the plaintiffs reached an agreement in principle to resolve the claims against the Company and its directors, officers and shareholders named as defendants, subject to definitive written terms that required court approval. Under the agreement, the Company agreed to make a cash contribution of $3.75 million toward a class settlement fund. On November 23, 2015, the court entered an order preliminarily approving the settlement and notices to class members, as well as setting a final approval hearing date of March 4, 2016. The Company paid its $3.75 million contribution to the class settlement fund on December 4, 2015. Notices to class members were mailed by the claims administrator on December 8, 2015.
Other Legal and Regulatory Matters – The Company is subject to a number of other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. Accounting Standards Codification ("ASC") 450, Loss Contingencies, governs the recognition and disclosure of loss contingencies, including potential losses from legal and regulatory matters. ASC 450 categorizes loss contingencies using three terms based on the likelihood of occurrence of events that result in a loss: "probable" means that "the future event or events are likely to occur;" "remote" means that "the chance of the future event or events occurring is slight;" and "reasonably possible" means that "the chance of the future event or events occurring is more than remote but less than likely." Under ASC 450, the Company accrues for losses that are considered both probable and reasonably estimable. The Company may incur losses in addition to the amounts accrued where the losses are greater than estimated by management, or for matters for which an unfavorable outcome is considered reasonably possible, but not probable.
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of December 31, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
The Company contracts with unaffiliated FCM and broker-dealer entities to clear and execute futures and foreign exchange transactions for its clients. This can result in concentrations of credit risk with one or more of these counterparties. This risk is partially mitigated by the counterparties' obligation to comply with rules and regulations governing FCMs and broker-dealers in the United States. These rules generally require maintenance of net capital and segregation of client funds and securities from holdings of the clearing FCMs and broker-dealers. In addition, the Company manages this risk by requiring credit approvals for counterparties and by utilizing account funding and sweep arrangement agreements that generally specify that all client cash in excess of futures funding requirements be transferred back to the clients' securities brokerage account at the Company on a daily basis.
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

	December 31, 2015	September 30, 2015
Client margin securities	$17.2	$17.7
Stock borrowings	0.6	0.7
Total collateral available	$17.8	$18.4

Collateral loaned	$2.0	$2.7
Collateral repledged	2.7	3.8
Total collateral loaned or repledged	$4.7	$6.5

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	December 31, 2015	September 30, 2015
Cash	Receivable from brokers, dealers and clearing organizations	$376	$190
U.S. government debt securities	Securities owned, at fair value	175	350
Total		$551	$540
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
See "Insured Deposit Account Agreement" in Note 13 for a description of a guarantee included in that agreement.
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
The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015 (dollars in millions):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,306	$—	$—	$1,306
U.S. government debt securities	—	202	—	202
Subtotal - Cash equivalents	1,306	202	—	1,508
Short-term investments available-for-sale:
U.S. government debt securities	—	204	—	204
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,953	—	3,953
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	241	—	241
Equity securities	17	—	—	17
Other	—	3	—	3
Subtotal - Securities owned	17	244	2	263
Other assets:
Pay-variable interest rate swaps(1)	—	46	—	46
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	46	1	47
Total assets at fair value	$1,323	$4,649	$3	$5,975
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$59	$—	$—	$59

(1)	See "Fair Value Hedging" in Note 5 for details.

	As of September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,888	$—	$—	$1,888
Short-term investments available-for-sale:
U.S. government debt securities	—	4	—	4
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,781	—	3,781
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	415	—	415
Other	3	5	—	8
Subtotal - Securities owned	3	420	2	425
Other assets:
Pay-variable interest rate swaps(1)	—	63	—	63
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	63	1	64
Total assets at fair value	$1,891	$4,268	$3	$6,162
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$23	$—	$—	$23

(1)	See "Fair Value Hedging" in Note 5 for details.
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
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables and accounts payable and other liabilities are short-term in nature and accordingly are carried at amounts that approximate fair value. Cash and cash equivalents include cash and highly-liquid investments with an original maturity of three months or less (categorized as Level 1 of the fair value hierarchy). Receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables and accounts payable and other liabilities are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).
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
Long-term debt – As of December 31, 2015, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.813 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.783 billion. As of September 30, 2015, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.833 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.800 billion.

9. OFFSETTING ASSETS AND LIABILITIES
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of December 31, 2015 and September 30, 2015 (dollars in millions):

	December 31, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,489	$—	$1,489	$—	$(1,489)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	629	—	629	(76)	(533)	20
Other assets:
Pay-variable interest rate swaps	46	—	46	—	(46)	—
Total	$2,164	$—	$2,164	$(76)	$(2,068)	$20
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)(3)	$2,007	$—	$2,007	$(76)	$(1,685)	$246

	September 30, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,586	$—	$1,586	$—	$(1,586)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	664	—	664	(70)	(585)	9
Other assets:
Pay-variable interest rate swaps	63	—	63	—	(63)	—
Total	$2,313	$—	$2,313	$(70)	$(2,234)	$9
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)(3)	$2,653	$—	$2,653	$(70)	$(2,364)	$219

(1)
Included in the gross amounts of deposits paid for securities borrowed is $385 million and $332 million as of December 31, 2015 and September 30, 2015, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 7 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $707 million and $1,164 million as of December 31, 2015 and September 30, 2015, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 7 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	December 31, 2015	September 30, 2015
Deposits received for securities loaned:
Equity securities	$1,824	$2,413
Exchange-traded funds	97	150
Closed-end funds	53	41
Other	33	49
Total	$2,007	$2,653

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At December 31, 2015 and September 30, 2015, the Company had received total collateral with a fair value of $2,173 million and $2,350 million, respectively, and pledged total collateral with a fair value of $1,759 million and $2,437 million, respectively.

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
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the net change in fair value recorded in other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$—	$—	$—	$(15)	$5	$(10)
Reclassification adjustment for portion of realized loss amortized to net income (1)	1	—	1	1	—	1
Other comprehensive income (loss)	$1	$—	$1	$(14)	$5	$(9)

(1)
The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2015	2014
Cash flow hedging instruments:
Beginning balance	$(25)	$(18)
Other comprehensive loss before reclassification	—	(10)
Amount reclassified from accumulated other comprehensive loss	1	1
Current period change	1	(9)
Ending balance	$(24)	$(27)
11. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three months ended December 31, 2015 and 2014.
12. ACCELERATED STOCK REPURCHASE
On December 1, 2015, the Company entered into an accelerated stock repurchase ("ASR") agreement with an investment bank counterparty. The Company paid $45 million to the counterparty and received an initial delivery of approximately 1.0 million shares of its common stock, representing 80% of the potential shares to be repurchased based on the closing stock price of $36.92 on December 1, 2015. Settlement of the transaction was to occur after the end of an averaging period, which would end no later than March 1, 2016 and was subject to early termination by the counterparty. The averaging period began on December 2, 2015 and ended on January 12, 2016, at the election of the counterparty. The total number of shares the Company purchased from the counterparty was based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount. The Company ultimately repurchased a total of approximately 1.3 million shares under the ASR agreement at a net weighted average price of $33.98 per share. The Company treated the ASR as a forward contract indexed to its own common stock. The forward contract met all of the applicable criteria for equity classification, including the Company's right to settle in shares. The initial 1.0 million shares received from the counterparty during the first quarter of fiscal 2016 were reflected as treasury stock as of the date the shares were delivered, which resulted in a reduction of the outstanding shares used to calculate the weighted average common shares outstanding for both basic and diluted earnings per share.
13. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company's acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of December 31, 2015. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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

The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of December 31, 2015, the IDA portfolio was comprised of approximately 75% fixed-rate notional investments and 25% floating-rate investments.
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
The interest rates paid to clients are set by the TD Depository Institutions and are not linked to any index. The servicing fee to the TD Depository Institutions under the IDA agreement is equal to 25 basis points on the aggregate average daily balance in the IDA accounts, subject to adjustment as it relates to deposits of less than or equal to $20 billion kept in floating-rate investments or in fixed-rate notional investments with a maturity of up to 24 months ("short-term fixed-rate investments"). For such floating-rate and short-term fixed-rate investments, the servicing fee is equal to the difference of the interest rate earned on the investments less the FDIC premiums paid (in basis points), divided by two. The servicing fee has a floor of 3 basis points (subject to adjustment from time to time to reflect material changes to the TD Depository Institutions' leverage costs) and a maximum of 25 basis points.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2015	2014
Insured Deposit Account Agreement	Insured deposit account fees	$227	$207
Referral and Strategic Alliance Agreement	Various	3	3
Other	Various	2	2
Total revenues		$232	$212

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2015	2014
Canadian Call Center Services Agreement	Professional services	$4	$4
Other	Various	1	—
Total expenses		$5	$4

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	December 31, 2015	September 30, 2015
Assets:
Receivable from affiliates	$127	$93

Liabilities:
Payable to brokers, dealers and clearing organizations	$82	$70
Payable to affiliates	6	6
Payables to brokers, dealers and clearing organizations primarily relate to securities lending activity and are settled in accordance with customary contractual terms. Receivables from and payables to TD affiliates resulting from client cash sweep activity are generally settled in cash the next business day. Other receivables from and payables to affiliates of TD are generally settled in cash on a monthly basis.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The 2019 Senior Notes are jointly and severally and fully and unconditionally guaranteed by TD Ameritrade Online Holdings Corp. ("TDAOH"), a wholly-owned subsidiary of the Company. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated. Because all other comprehensive income (loss) activity occurred on the parent company for all periods presented, condensed consolidating statements of comprehensive income are not presented.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$689	$2	$1,044	$—	$1,735
Short-term investments available-for-sale	200	3	1	—	204
Cash and investments segregated and on deposit for regulatory purposes	—	—	6,040	—	6,040
Receivable from brokers, dealers and clearing organizations	—	—	1,022	—	1,022
Receivable from clients, net	—	—	12,409	—	12,409
Investments in subsidiaries	5,804	5,689	—	(11,493)	—
Receivable from affiliates	37	1	130	(41)	127
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	493	—	639
Other, net	130	16	1,045	(68)	1,123
Total assets	$6,860	$5,857	$24,651	$(11,602)	$25,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,049	$—	$2,049
Payable to clients	—	—	16,105	—	16,105
Accounts payable and other liabilities	98	—	467	(16)	549
Payable to affiliates	5	—	42	(41)	6
Long-term debt	1,783	—	—	—	1,783
Deferred income taxes	—	53	299	(52)	300
Total liabilities	1,886	53	18,962	(109)	20,792
Stockholders' equity	4,974	5,804	5,689	(11,493)	4,974
Total liabilities and stockholders' equity	$6,860	$5,857	$24,651	$(11,602)	$25,766

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$920	$2	$1,056	$—	$1,978
Short-term investments available-for-sale	—	3	1	—	4
Cash and investments segregated and on deposit for regulatory purposes	—	—	6,305	—	6,305
Receivable from brokers, dealers and clearing organizations	—	—	862	—	862
Receivable from clients, net	—	—	12,770	—	12,770
Investments in subsidiaries	5,762	5,648	—	(11,410)	—
Receivable from affiliates	6	1	92	(6)	93
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	515	—	661
Other, net	145	15	1,137	(62)	1,235
Total assets	$6,833	$5,815	$25,205	$(11,478)	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,707	$—	$2,707
Payable to clients	—	—	16,035	—	16,035
Accounts payable and other liabilities	130	—	523	(16)	637
Payable to affiliates	—	—	12	(6)	6
Long-term debt	1,800	—	—	—	1,800
Deferred income taxes	—	53	280	(46)	287
Total liabilities	1,930	53	19,557	(68)	21,472
Stockholders' equity	4,903	5,762	5,648	(11,410)	4,903
Total liabilities and stockholders' equity	$6,833	$5,815	$25,205	$(11,478)	$26,375

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$813	$(5)	$812
Operating expenses	4	—	470	(5)	469
Operating income	—	—	343	—	343
Other expense	12	—	—	—	12
Income (loss) before income taxes and equity in income of subsidiaries	(12)	—	343	—	331
Provision for (benefit from) income taxes	(7)	—	126	—	119
Income (loss) before equity in income of subsidiaries	(5)	—	217	—	212
Equity in income of subsidiaries	217	217	—	(434)	—
Net income	$212	$217	$217	$(434)	$212
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$5	$—	$819	$(5)	$819
Operating expenses	4	—	476	(5)	475
Operating income	1	—	343	—	344
Other expense	10	—	—	—	10
Income (loss) before income taxes and equity in income of subsidiaries	(9)	—	343	—	334
Provision for (benefit from) income taxes	(5)	—	128	—	123
Income (loss) before equity in income of subsidiaries	(4)	—	215	—	211
Equity in income of subsidiaries	215	215	—	(430)	—
Net income	$211	$215	$215	$(430)	$211

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(55)	$—	$206	$151
Cash flows from investing activities:
Purchase of property and equipment	—	—	(43)	(43)
Purchase of short-term investments	(201)	—	—	(201)
Net cash used in investing activities	(201)	—	(43)	(244)
Cash flows from financing activities:
Payment of cash dividends	(91)	—	—	(91)
Purchase of treasury stock	(38)	—	—	(38)
Purchase of treasury stock for income tax withholding on stock-based compensation	(27)	—	—	(27)
Other, net	6	—	—	6
Net cash used in financing activities	(150)	—	—	(150)
Intercompany investing and financing activities, net	175	—	(175)	—
Net decrease in cash and cash equivalents	(231)	—	(12)	(243)
Cash and cash equivalents at beginning of period	920	2	1,056	1,978
Cash and cash equivalents at end of period	$689	$2	$1,044	$1,735

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2014
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(7)	$1	$678	$672
Cash flows from investing activities:
Purchase of property and equipment	—	—	(21)	(21)
Proceeds from sale of investments	1	—	—	1
Other	—	—	3	3
Net cash provided by (used in) investing activities	1	—	(18)	(17)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—	—	500
Payment of debt issuance costs	(5)	—	—	(5)
Principal payments on long-term debt	(500)	—	—	(500)
Principal payments on notes payable	(37)	—	—	(37)
Payment of cash dividends	(82)	—	—	(82)
Purchase of treasury stock	(118)	—	—	(118)
Purchase of treasury stock for income tax withholding on stock-based compensation	(18)	—	—	(18)
Other	22	—	—	22
Net cash used in financing activities	(238)	—	—	(238)
Intercompany investing and financing activities, net	300	(1)	(299)	—
Net increase in cash and cash equivalents	56	—	361	417
Cash and cash equivalents at beginning of period	117	2	1,341	1,460
Cash and cash equivalents at end of period	$173	$2	$1,702	$1,877

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2015, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of the federal funds rate increase on our asset-based revenues and pre-tax income; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our clearinghouse deposit requirements.
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2015 and in Item 1A of Part II of this quarterly report on Form 10-Q. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2015, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading "Critical Accounting Policies and Estimates" in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2015.
Unless otherwise indicated, the terms "we," "us," "our" or "Company," or "TD Ameritrade" in this report refer to TD Ameritrade Holding Corporation and its wholly-owned subsidiaries. The term "GAAP" refers to U.S. generally accepted accounting principles.
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
Liquid assets available for corporate investing and financing activities — Liquid assets available for corporate investing and financing activities is a non-GAAP financial measure. We consider liquid assets available for corporate investing and financing activities to be an important measure of our liquidity. We define liquid assets available for corporate investing and financing activities as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding an amount that is being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and futures commission merchant ("FCM") subsidiaries under intercompany credit agreements and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities is based on more conservative measures of broker-dealer net capital than regulatory requirements because we generally manage to higher levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.
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
Changes in average balances, especially client insured deposit account, margin, credit and mutual fund balances, may significantly impact our results of operations. Changes in interest rates also significantly impact our results of operations. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended December 31,
	2015		2014
	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$387	47.7%	$389	47.5%
Less:
Depreciation and amortization	(22)	(2.7)%	(23)	(2.8)%
Amortization of acquired intangible assets	(22)	(2.7)%	(23)	(2.8)%
Interest on borrowings	(12)	(1.5)%	(9)	(1.1)%
Provision for income taxes	(119)	(14.7)%	(123)	(15.0)%
Net income	$212	26.1%	$211	25.8%
Our EBITDA was relatively unchanged for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, as a slight decrease in net revenues was mostly offset by a slight decrease in operating expenses excluding depreciation and amortization during the first quarter of fiscal 2016. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first quarter of fiscal 2016, asset-based revenues and transaction-based revenues accounted for 58% and 40% of our net revenues, respectively. Asset-based revenues consist of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended December 31,		Increase/ (Decrease)
	2015	2014
Average insured deposit account balances	$80,345	$74,966	$5,379
Average interest-earning assets	22,187	19,491	2,696
Average spread-based balances	$102,532	$94,457	$8,075

Insured deposit account fee revenue	$227	$207	$20
Net interest revenue	154	161	(7)
Spread-based revenue	$381	$368	$13

Avg. annualized yield—insured deposit account fees	1.10%	1.08%	0.02%
Avg. annualized yield—interest-earning assets	2.71%	3.23%	(0.52)%
Net interest margin (NIM)	1.45%	1.53%	(0.08)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended December 31,
	2015	2014
Segregated cash	$1	$2	$(1)
Client margin balances	111	108	3
Securities lending/borrowing, net	41	51	(10)
Other cash and interest-earning investments	1	—	1
Client credit balances	—	—	—
Net interest revenue	$154	$161	$(7)

	Average Balance		% Change
	Three months ended December 31,
	2015	2014
Segregated cash	$6,171	$5,277	17%
Client margin balances	12,262	11,458	7%
Securities borrowing	784	913	(14)%
Other cash and interest-earning investments	2,970	1,843	61%
Interest-earning assets	$22,187	$19,491	14%

Client credit balances	$14,043	$12,244	15%
Securities lending	2,373	2,253	5%
Interest-bearing liabilities	$16,416	$14,497	13%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended December 31,
	2015	2014
Segregated cash	0.09%	0.13%	(0.04)%
Client margin balances	3.54%	3.69%	(0.15)%
Other cash and interest-earning investments	0.05%	0.05%	0.00%
Client credit balances	(0.01)%	(0.01)%	0.00%
Net interest revenue	2.71%	3.23%	(0.52)%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)
	Three months ended December 31,
	2015	2014
Money market mutual fund	$1	$—	$1
Market fee-based investment balances	91	83	8
Total investment product fees	$92	$83	$9

	Average Balance		% Change
	Three months ended December 31,
	2015	2014
Money market mutual fund	$5,753	$5,585	3%
Market fee-based investment balances	152,882	145,139	5%
Total fee-based investment balances	$158,635	$150,724	5%

	Average Annualized Yield		Increase/ (Decrease)
	Three months ended December 31,
	2015	2014
Money market mutual fund	0.06%	0.00%	0.06%
Market fee-based investment balances	0.23%	0.22%	0.01%
Total investment product fees	0.23%	0.22%	0.01%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended December 31,		% Change
	2015	2014
Total trades (in millions)	27.60	28.81	(4)%
Average client trades per day	438,108	457,243	(4)%
Average client trades per funded account (annualized)	16.6	18.1	(8)%
Activity rate—funded accounts	6.6%	7.2%	(8)%
Trading days	63.0	63.0	0%
Average commissions and transaction fees per trade	$11.90	$12.45	(4)%
Order routing revenue (in millions)	$70	$77	(9)%
Average order routing revenue per trade (1)	$2.54	$2.69	(6)%

(1)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended December 31,		% Change
	2015	2014
Funded accounts (beginning of period)	6,621,000	6,301,000	5%
Funded accounts (end of period)	6,686,000	6,371,000	5%
Percentage change during period	1%	1%

Client assets (beginning of period, in billions)	$667.4	$653.1	2%
Client assets (end of period, in billions)	$695.3	$672.4	3%
Percentage change during period	4%	3%

Net new assets (in billions)	$17.5	$18.8	(7)%
Net new assets annualized growth rate	10%	11%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended December 31,		% Change
	2015	2014
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$328	$359	(9)%
Asset-based revenues:
Insured deposit account fees	227	207	10%
Net interest revenue	154	161	(4)%
Investment product fees	92	83	11%
Total asset-based revenues	473	451	5%
Other revenues	11	9	22%
Net revenues	812	819	(1)%
Operating expenses:
Employee compensation and benefits	201	199	1%
Clearing and execution costs	30	35	(14)%
Communications	32	31	3%
Occupancy and equipment costs	43	41	5%
Depreciation and amortization	22	23	(4)%
Amortization of acquired intangible assets	22	23	(4)%
Professional services	37	37	0%
Advertising	62	64	(3)%
Other	20	22	(9)%
Total operating expenses	469	475	(1)%
Operating income	343	344	0%
Other expense:
Interest on borrowings	12	9	33%
Other	—	1	(100)%
Total other expense	12	10	20%
Pre-tax income	331	334	(1)%
Provision for income taxes	119	123	(3)%
Net income	$212	$211	0%
Other information:
Effective income tax rate	36.0%	36.8%
Average debt outstanding	$1,748	$1,416	23%
Effective interest rate incurred on borrowings	2.85%	2.57%

Three-Month Periods Ended December 31, 2015 and 2014
Net Revenues
Commissions and transaction fees decreased 9% to $328 million, primarily due to decreased client trading activity and lower average commissions and transaction fees per trade. Average client trades per day decreased 4% to 438,108 for the first quarter of fiscal 2016 compared to 457,243 for the first quarter of the prior year. Average client trades per funded account (annualized) were 16.6 for the first quarter of fiscal 2016 compared to 18.1 for the first quarter of the prior year. Average commissions and transaction fees per trade decreased to $11.90 for the first quarter of fiscal 2016 from $12.45 for the first quarter of the prior year, primarily due to lower average contracts per trade on option and future trades, a 6% decrease in average order routing revenue per trade and a higher percentage of reduced commission trades, including negotiated rates for our active trader clients.
Asset-based revenues, which consists of insured deposit account fees, net interest revenue and investment product fees, increased 5% to $473 million for the first quarter of fiscal 2016, primarily due to a 9% increase in average spread-based assets and a 5% increase in average market fee-based investment balances, partially offset by decreased net interest revenue from our securities borrowing/lending program. Our net interest margin was 1.45% for the first quarter of fiscal 2016, compared to 1.53% for the first quarter of the prior year, primarily due to decreased net interest revenue from our securities borrowing/lending program and lower average yields earned on client margin balances, partially offset by an increase of 2 basis points in the average yield earned on IDA balances. On December 16, 2015, the Federal Open Market Committee increased the target range for the federal funds rate by 0.25% to between 0.25% and 0.50%. We expect the slightly higher federal funds rate to increase our asset-based revenues by $50 million to $80 million for the remainder of fiscal 2016. However, our asset-based revenues are also affected by the overall level of interest rates, including medium- to longer-term interest rates, in addition to short-term interest rates such as the federal funds rate. The following paragraphs provide further analysis of the components of asset-based revenues.
Insured deposit account fees increased 10% to $227 million, primarily due to a 7% increase in average client IDA balances and an increase of 2 basis points in the average yield earned on the IDA assets. The increased IDA balances are mostly due to our success in attracting net new client assets. For more information about the IDA agreement, please see Note 13 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue decreased 4% to $154 million, primarily due to a $10 million decrease in net interest revenue from our securities borrowing/lending program and a decrease of 15 basis points in the average yield earned on client margin balances, partially offset by a 7% increase in average client margin balances. Most of the growth in average client margin balances has come from clients with larger margin balances and lower negotiated interest rates.
Investment product fees increased 11% to $92 million, primarily due to a 5% increase in average market fee-based investment balances and an increase of 1 basis point in the average yield earned on those balances.
Operating Expenses
Total operating expenses decreased slightly during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Detailed analysis of certain individual components of operating expenses is provided below.
Clearing and execution costs decreased 14% to $30 million, primarily due to a $5 million benefit from a retroactive fee decrease by the Options Clearing Corporation during the first quarter of fiscal 2016.
Occupancy and equipment costs increased 5% to $43 million, primarily due to increased software maintenance expense.
Advertising expense decreased 3% to $62 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find trading volumes in the stock market to be an effective indicator of self-directed investor engagement. When self-directed investors are actively engaged in the stock market, we tend to experience more success with our advertising, resulting in a lower cost per new account. We also find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in the months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.
Other operating expenses decreased 9% to $20 million, primarily due to decreased bad debt, travel and regulatory expenses. These decreases were partially offset by the impact of a $3 million recovery of money market funds from the final distribution of The Reserve Primary Fund during the first quarter of the prior year.
Other Expense and Income Taxes
Interest on borrowings increased 33% to $12 million, primarily due to a 23% increase in average debt outstanding and an increase of 28 basis points in the average effective interest rate incurred on our debt. The increase in average debt outstanding was primarily due to our issuance, on March 4, 2015, of $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies.
Our effective income tax rate was 36.0% for the first quarter of fiscal 2016, compared to 36.8% for the first quarter of the prior year. The effective income tax rate for the first quarter of 2016 was lower than normal primarily due to $7 million of net favorable resolutions of state income tax matters and $2 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets. These items had a net favorable impact on our earnings for the first quarter of fiscal 2016 of approximately two cents per share. The effective income tax rate for the first quarter of the prior year was lower than normal primarily due to $6 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the first quarter of the prior year by approximately one cent per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2016, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2016 were financed primarily from our subsidiaries' earnings and cash on hand. We plan to finance our capital and liquidity needs during the remainder of fiscal 2016 primarily from our subsidiaries' earnings, cash on hand and borrowings. During fiscal 2016, we plan to return approximately 60% to 80% of our net income excluding amortization of intangible assets to our stockholders through a combination of cash dividends and our stock repurchase programs. We returned $129 million, or approximately 57% of net income excluding amortization of intangible assets, to our stockholders during the first quarter of fiscal 2016 through cash dividends and our stock repurchase programs. For more information about our dividends and stock repurchases, see "Cash Dividends" and "Stock Repurchase Programs" later in this section.
On March 4, 2015, we sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022. We issued the 2.950% Senior Notes for general corporate purposes, including liquidity for operational contingencies. Liquidity for operational contingencies could be used, for example, to fund our deposit requirements with clearinghouses. These requirements, which are based on our clients' trading activity, have been increasing and we expect them to continue to increase. Under periods of systemic market stress, clearing fund deposit requirements could increase substantially. In addition, we expect that proposed changes by the Options Clearing Corporation ("OCC") to the allocation methodology for its clearing fund will result in additional increases in our clearinghouse deposit requirements.
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
As of December 31, 2015, our broker-dealer and FCM subsidiaries had net capital as follows (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,628	$724	$904
TD Ameritrade, Inc.	$217	$0.3	$217
TD Ameritrade Futures & Forex LLC	$97	$12	$85
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. TDAC had $551 million and $541 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of December 31, 2015 and September 30, 2015, respectively. The largest amount of TDAC cash and investments ever deposited with clearing organizations was approximately $714 million, which occurred in October 2015.
TDAC's liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts, which were $15.9 billion and $15.7 billion as of December 31, 2015 and September 30, 2015, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $5.9 billion and $6.0 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of December 31, 2015 and September 30, 2015, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under Loan Facilities – TD Ameritrade Clearing, Inc. Credit Agreement later in this section. There were no borrowings outstanding on this facility as of December 31, 2015 and September 30, 2015.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for a committed revolving loan facility of $700 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under Loan Facilities – Intercompany Credit Agreements later in this section. There were no borrowings outstanding under any of the intercompany credit agreements as of December 31, 2015 and September 30, 2015.
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
We define liquid assets available for corporate investing and financing activities as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding an amount that is being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM subsidiaries under intercompany credit agreements and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). Liquid assets available for corporate investing and financing activities is based on more conservative measures of broker-dealer net capital than regulatory requirements because we generally manage to higher levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

	Dec. 31,	Sept. 30,
	2015	2015	Change
Cash and cash equivalents	$1,735	$1,978	$(243)
Less: Non-corporate cash and cash equivalents	(934)	(909)	(25)
Corporate cash and cash equivalents	801	1,069	(268)
Corporate short-term investments	201	—	201
Less: Corporate liquidity maintained for operational contingencies	(764)	(750)	(14)
Excess corporate cash and cash equivalents and short-term investments	238	319	(81)
Excess broker-dealer regulatory net capital	346	211	135
Liquid assets available for corporate investing and financing activities	$584	$530	$54
The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2015	$530

Plus: EBITDA (1)	387
Reduction of net capital requirements due to decrease in aggregate debits	99

Less: Income taxes paid	(138)
Payment of cash dividends	(91)
Purchase of property and equipment	(43)
Purchase of treasury stock	(38)
Purchase of treasury stock for income tax withholding on stock-based compensation	(27)
Interest paid	(20)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(9)
Change in net capital related to daily futures client cash sweep	(2)
Other changes in working capital and regulatory net capital	(64)
Liquid assets available for corporate investing and financing activities as of December 31, 2015	$584

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Loan Facilities
The following is a summary of our long-term debt and credit facilities.
Senior Notes – Our unsecured, fixed-rate Senior Notes were each sold through a public offering and pay interest semi-annually in arrears. Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2019 Notes	November 25, 2009	December 1, 2019	$500	5.600%
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%

Fair Value Hedging – We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a portion of this exposure, we entered into fixed-for-variable interest rate swaps on the 2019 Notes and the 2025 Notes. Each fixed-for-variable interest rate swap has a notional amount of $500 million and a maturity date matching the maturity date of the respective Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of December 31, 2015, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.11%.
TD Ameritrade Holding Corporation Credit Agreement – TD Ameritrade Holding Corporation (the "Parent") has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is June 11, 2019. There were no borrowings outstanding under the Parent Revolving Facility as of December 31, 2015.
TD Ameritrade Clearing, Inc. Credit Agreement – TDAC has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is June 11, 2019. There were no borrowings outstanding under the TDAC Revolving Facility as of December 31, 2015.
Intercompany Credit Agreements – The Parent entered into credit agreements with each of its primary broker-dealer and FCM subsidiaries, under which the Parent may make loans under committed and uncommitted lines of credit as summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility (1)	Termination Date
TD Ameritrade Clearing, Inc.	$700	$300	March 1, 2022
TD Ameritrade, Inc.	$50	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$13.5	N/A	March 29, 2020

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of December 31, 2015.
Stock Repurchase Programs
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first quarter of fiscal 2016, we repurchased approximately 1.1 million shares under the authorization at a weighted average purchase price of $36.30 per share. From the inception of this stock repurchase authorization through December 31, 2015, we have repurchased approximately 23.1 million shares at a weighted average purchase price of $29.44 per share. As of December 31, 2015, we had approximately 6.9 million shares remaining on the October 20, 2011 stock repurchase authorization.
On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. We have not made any repurchases under the November 20, 2015 stock repurchase authorization.
Cash Dividends
We declared a $0.17 per share quarterly cash dividend on our common stock during each of the first and second quarters of fiscal 2016. On November 24, 2015, we paid $91 million to fund the first quarter dividend and we expect to pay approximately $91 million on February 17, 2016 to fund the second quarter dividend.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 7 – COMMITMENTS AND CONTINGENCIES and "Insured Deposit Account Agreement" under Note 13 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (28% of our net revenues for the three months ended December 31, 2015) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

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
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of December 31, 2015, our consolidated duration was 2.2 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with the IDA arrangement. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.

On December 16, 2015, the Federal Open Market Committee increased the target range for the federal funds rate by 0.25% to between 0.25% and 0.50%. We expect the slightly higher federal funds rate to increase our pre-tax income by $50 million to $80 million for the remainder of fiscal 2016. However, our asset-based revenues and pre-tax income are also affected by the overall level of interest rates, including medium- to longer-term interest rates, in addition to short-term interest rates such as the federal funds rate.
In addition to the analysis above related to the actual increase in the federal funds rate, we have performed simulations of hypothetical increases and decreases in interest rates. The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the IDA arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2015 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $117 million to $217 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The high end of the range assumes no increases in payment rates on client cash balances and full increases to interest rates charged on client margin balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $47 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate as discussed above.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2015. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following and the factors discussed under Item 1A— "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results of operations. The risks described in this Form 10-Q and in our Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
On December 4, 2013, we entered into amendment no. 5 to the stockholders agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank ("TD") and certain members of the Ricketts family and related parties. Among other provisions, amendment no. 5 provided that effective January 24, 2016, the Ricketts parties ceased to be subject to or have rights under the stockholders agreement. The risk factors presented below have been updated to reflect the termination of the Stockholders Agreement with respect to the Ricketts parties pursuant to amendment no. 5 and should be considered in addition to the other risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2015. There have been no other material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2015.

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

•
sales of a substantial number of shares of our common stock by TD and J. Joe Ricketts, our founder, certain members of his family and trusts held for their benefit, who have registration rights covering approximately 223 million shares and 60 million shares, respectively, of our common stock; and

•
increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, changes in the interest rate environment or in market expectations regarding the interest rate environment and variations between estimated financial results and actual financial results.

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
TD exercises significant influence over TD Ameritrade.
As of December 31, 2015, TD owned approximately 42% of our outstanding common stock. As a result, TD will generally have the ability to significantly influence the outcome of any matter submitted to a vote of our stockholders and therefore through its significant share ownership in TD Ameritrade, TD may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD, but not necessarily favorable to our other stockholders.
The stockholders agreement provides that TD may designate five of the twelve members of our board of directors, subject to adjustment based on TD's ownership positions in TD Ameritrade. As of December 31, 2015, based on its ownership positions, TD has the right to designate five members of our board of directors. Accordingly, TD is able to significantly influence the outcome of all matters that come before our board.
TD is permitted under the stockholders agreement to exercise voting rights on up to 45% of our outstanding shares of common stock until termination of the stockholders agreement (which will occur no later than January 24, 2021). If our stock repurchases cause TD's ownership percentage to exceed 45%, TD is required to use reasonable efforts to sell or dispose of such excess stock, subject to TD's commercial judgment as to the optimal timing, amount and method of sales with a view to maximizing proceeds from such sales. TD has no absolute obligation to reduce its ownership percentage to 45% by the termination of the stockholders agreement. However, prior to and following the termination of the stockholders agreement, TD is required to vote any such excess stock on any matter in the same proportions as all the outstanding shares of stock held by holders other than TD and its affiliates are voted. In no event may TD Ameritrade repurchase shares of its common stock that would result in TD's ownership percentage exceeding 47%. There is no restriction on the number of shares TD may own following the termination of the stockholders agreement.
The ownership position and governance rights of TD could also discourage a third party from proposing a change of control or other strategic transaction concerning TD Ameritrade. As a result, our common stock could trade at prices that do not reflect a "takeover premium" to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as TD's ownership interest.
The terms of the stockholders agreement, our charter documents and Delaware law could inhibit a takeover that stockholders may consider favorable.
Provisions in the stockholders agreement between TD and the Company, our certificate of incorporation and bylaws and Delaware law will make it difficult for any party to acquire control of us in a transaction not approved by the requisite number of directors. These provisions include:

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
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2015 – October 31, 2015	18,160	$31.87	—	7,940,282
November 1, 2015 – November 30, 2015	563,282	$36.89	—	37,940,282
December 1, 2015 – December 31, 2015	1,194,596	$36.06	1,052,287	36,887,995
Total – Three months ended December 31, 2015	1,776,038	$36.28	1,052,287	36,887,995
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. These programs were the only stock repurchase programs in effect and no programs expired during the first quarter of fiscal 2016.
During the quarter ended December 31, 2015, 723,751 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
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

4.3	Form of 5.600% Senior Note due 2019 (included in Exhibit 4.2)

4.4
Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 23, 2014)

4.5	Form of 3.625% Senior Note due 2025 (included in Exhibit 4.4)

4.6
Supplemental Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on October 23, 2014)

4.7
Second Supplemental Indenture, dated March 9, 2015, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on March 9, 2015)

4.8	Form of 2.950% Senior Note due 2022 (included in Exhibit 4.7)

10.1	Employment Agreement, effective as of January 2, 2016, between Tim Hockey and TD Ameritrade Holding Corporation

10.2	Restricted Stock Unit Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation

10.3	Non-Qualified Stock Option Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation

10.4	Restricted Stock Unit Agreement, dated November 25, 2015, between J. Thomas Bradley, Jr. and TD Ameritrade Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: February 4, 2016

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)