Form 10-Q
period 2016-03-31
TD AMERITRADE HOLDING CORP
filed 2016-05-05
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒
As of April 26, 2016, there were 528,878,161 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company's management.
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
/s/ ERNST & YOUNG LLP
Chicago, Illinois
May 5, 2016

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	September 30, 2015
	(In millions)
ASSETS
Cash and cash equivalents	$2,476	$1,978
Cash and investments segregated and on deposit for regulatory purposes	7,733	6,305
Receivable from brokers, dealers and clearing organizations	1,307	862
Receivable from clients, net	11,396	12,770
Receivable from affiliates	111	93
Other receivables, net	149	144
Securities owned, at fair value	165	425
Property and equipment at cost, net	535	521
Goodwill	2,467	2,467
Acquired intangible assets, net	616	661
Other assets	199	149
Total assets	$27,154	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,362	$2,707
Payable to clients	17,094	16,035
Accounts payable and other liabilities	721	637
Payable to affiliates	6	6
Long-term debt	1,814	1,800
Deferred income taxes	285	287
Total liabilities	22,282	21,472
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; March 31, 2016 - 529 million shares outstanding; September 30, 2015 - 537 million shares outstanding	6	6
Additional paid-in capital	1,656	1,649
Retained earnings	5,273	5,038
Treasury stock, common, at cost: March 31, 2016 - 102 million shares; September 30, 2015 - 94 million shares	(2,039)	(1,765)
Accumulated other comprehensive loss	(24)	(25)
Total stockholders' equity	4,872	4,903
Total liabilities and stockholders' equity	$27,154	$26,375
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
		(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$360	$350	$689	$708
Asset-based revenues:
Insured deposit account fees	235	205	462	412
Net interest revenue	147	149	300	311
Investment product fees	88	85	181	168
Total asset-based revenues	470	439	943	891
Other revenues	16	14	27	22
Net revenues	846	803	1,659	1,621
Operating expenses:
Employee compensation and benefits	208	208	408	406
Clearing and execution costs	37	37	67	72
Communications	33	30	66	61
Occupancy and equipment costs	43	39	85	81
Depreciation and amortization	22	23	44	46
Amortization of acquired intangible assets	22	22	45	45
Professional services	37	41	74	77
Advertising	81	82	143	145
Other	20	25	40	48
Total operating expenses	503	507	972	981
Operating income	343	296	687	640
Other expense:
Interest on borrowings	13	9	26	17
Other	—	—	—	1
Total other expense	13	9	26	18
Pre-tax income	330	287	661	622
Provision for income taxes	125	98	244	221
Net income	$205	$189	$417	$401
Earnings per share - basic	$0.38	$0.35	$0.78	$0.74
Earnings per share - diluted	$0.38	$0.35	$0.78	$0.73
Weighted average shares outstanding - basic	533	544	535	544
Weighted average shares outstanding - diluted	535	547	538	547
Dividends declared per share	$0.17	$0.15	$0.34	$0.30
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
		(In millions)
Net income	$205	$189	$417	$401
Other comprehensive income (loss), before tax:
Cash flow hedging instruments:
Net unrealized loss	—	—	—	(15)
Reclassification adjustment for portion of realized loss amortized to net income	1	1	2	2
Total other comprehensive income (loss), before tax	1	1	2	(13)
Income tax effect	(1)	—	(1)	5
Total other comprehensive income (loss), net of tax	—	1	1	(8)
Comprehensive income	$205	$190	$418	$393
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2016	2015
	(In millions)
Cash flows from operating activities:
Net income	$417	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	46
Amortization of acquired intangible assets	45	45
Deferred income taxes	(4)	(1)
Stock-based compensation	16	19
Excess tax benefits on stock-based compensation	(16)	(13)
Other, net	4	—
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(1,428)	873
Receivable from brokers, dealers and clearing organizations	(445)	159
Receivable from clients, net	1,374	(824)
Receivable from/payable to affiliates, net	(18)	(6)
Other receivables, net	(5)	1
Securities owned, at fair value	260	(198)
Other assets	(36)	38
Payable to brokers, dealers and clearing organizations	(345)	(23)
Payable to clients	1,059	(542)
Accounts payable and other liabilities	99	87
Net cash provided by operating activities	1,021	62
Cash flows from investing activities:
Purchase of property and equipment	(58)	(38)
Purchase of short-term investments	(201)	(501)
Proceeds from sale and maturity of short-term investments	200	—
Proceeds from sale of investments	—	1
Other	—	3
Net cash used in investing activities	(59)	(535)

(Continued on following page)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Six Months Ended March 31,
	2016	2015
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$1,248
Payment of debt issuance costs	—	(11)
Principal payments on long-term debt	—	(514)
Principal payments on notes payable	—	(150)
Payment of cash dividends	(182)	(163)
Proceeds from exercise of stock options: Six months ended March 31, 2015 - 0.7 million shares	—	12
Purchase of treasury stock: Six months ended March 31, 2016 - 9.1 million shares; 2015 - 3.8 million shares	(269)	(121)
Purchase of treasury stock for income tax withholding on stock-based compensation: Six months ended March 31, 2016 - 0.8 million shares; 2015 - 0.6 million shares	(29)	(21)
Excess tax benefits on stock-based compensation	16	13
Net cash provided by (used in) financing activities	(464)	293
Net increase (decrease) in cash and cash equivalents	498	(180)
Cash and cash equivalents at beginning of period	1,978	1,460
Cash and cash equivalents at end of period	$2,476	$1,280
Supplemental cash flow information:
Interest paid	$27	$14
Income taxes paid	$142	$137
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Six Month Periods Ended March 31, 2016 and 2015
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
Recently Issued Accounting Pronouncements
ASU 2016-02 — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, Leases. This ASU will supersede the guidance in Accounting Standards Codification ("ASC") Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12 month term, a lessee will be required to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference from the previous guidance is that lease assets and liabilities arising from operating leases will be recognized in the statement of financial position. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will require an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Therefore, ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently assessing the impact this ASU will have on the Company's financial statements.
ASU 2016-08 — In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments within ASU 2016-08 are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations in the new revenue recognition standard, ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for ASU 2016-08 is the same as ASU 2014-09. Therefore, ASU 2016-08 will be effective for the Company's fiscal year beginning October 1, 2018 and early adoption is permitted for annual reporting periods beginning after December 31, 2016. The Company is currently assessing the impact these ASUs will have on the Company's financial statements.
ASU 2016-09 — In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (2) tax effects of exercised or vested awards should be treated as discrete items in the period in which they occur; (3) recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (4) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively, retrospectively or using a modified retrospective transition method. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Therefore, ASU 2016-09 will be effective for the Company's fiscal year beginning October 1, 2017. The Company is currently assessing the impact this ASU will have on the Company's financial statements.

2. CASH AND CASH EQUIVALENTS
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	March 31, 2016	September 30, 2015
Corporate	$1,046	$1,069
Broker-dealer subsidiaries	1,227	721
Futures commission merchant and forex dealer member subsidiary	117	72
Trust company subsidiary	72	77
Investment advisory subsidiaries	14	39
Total	$2,476	$1,978
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, futures commission merchant ("FCM")/forex dealer member ("FDM") and trust company subsidiaries to the parent company. Most of the trust company cash and cash equivalents arises from client transactions in the process of settlement, and therefore is generally not available for corporate purposes. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	March 31, 2016	September 30, 2015
U.S. government debt securities	$5,254	$3,706
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,397	1,586
Cash in demand deposit accounts	913	802
Cash on deposit with futures commission merchants	144	136
U.S. government debt securities on deposit with futures commission merchant	25	75
Total	$7,733	$6,305
4. INCOME TAXES
The Company's effective income tax rate for the six months ended March 31, 2016 was 36.9%, compared to 35.5% for the six months ended March 31, 2015. The provision for income taxes for the six months ended March 31, 2016 was lower than normal primarily due to $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate, and $5 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets. These items had a net favorable impact on the Company's earnings for the six months ended March 31, 2016 of approximately two cents per share. The provision for income taxes for the six months ended March 31, 2015 was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for the six months ended March 31, 2015 by approximately three cents per share.
5. LONG-TERM DEBT
Long-term debt consists of the following (dollars in millions):

March 31, 2016	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$38	$536
2.950% Notes due 2022	750	(7)	—	743
3.625% Notes due 2025	500	(4)	39	535
Total long-term debt	$1,750	$(13)	$77	$1,814

September 30, 2015	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$40	$538
2.950% Notes due 2022	750	(7)	—	743
3.625% Notes due 2025	500	(4)	23	519
Total long-term debt	$1,750	$(13)	$63	$1,800

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of March 31, 2016, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.36%.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Gain (loss) on fair value of interest rate swaps	$31	$18	$14	$29
Gain (loss) on fair value of hedged fixed-rate debt	(31)	(18)	(14)	(29)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
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
On October 17, 2014, the Company sold $500 million of 2025 Notes and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of March 31, 2016, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive loss, into interest on borrowings on the Condensed Consolidated Statements of Income within the next 12 months.

The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the periods indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Forward-starting interest rate swaps	$—	$—	$—	$(15)
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	March 31, 2016	September 30, 2015
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$77	$63
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of March 31, 2016 and September 30, 2015, the pay-variable interest rate swap counterparties had pledged $89 million and $77 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
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
TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM and FDM subsidiary registered with the CFTC, is subject to CFTC Regulations 1.17 and 5.7 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association ("NFA"). As an FCM, TDAFF is required to maintain minimum net capital under CFTC Regulation 1.17 of the greatest of (a) $1.0 million or (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts. On February 16, 2016, TDAFF also became registered as an FDM, subject to the net capital requirements under CFTC Regulation 5.7, which requires TDAFF to maintain minimum net capital of the greatest of (a) any amount required under CFTC Regulation 1.17 as described above or (b) $20.0 million plus 5% of all foreign exchange liabilities owed to clients in excess of $10.0 million.
Under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement. An FCM and FDM, such as TDAFF, that is not registered as a securities broker-dealer must provide notice to the CFTC if its net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (b) 150% of its $1.0 million minimum dollar requirement, or (c) 110% of $20.0 million plus 5% of all foreign exchange liabilities owed to clients in excess of $10.0 million. These broker-dealer, FCM and FDM net capital thresholds, which are specified in Exchange Act Rule 17a-11 and CFTC Regulations 1.12 and 5.6, are typically referred to as "early warning" net capital thresholds.

Net capital and net capital requirements for the Company's broker-dealer and FCM/FDM subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2016	$1,612	$274	$1,338	$927	11.78%
September 30, 2015	$1,581	$310	$1,271	$807	10.22%

TD Ameritrade, Inc.
Date	Net Capital	Net Capital in Excess of the $250,000 Minimum Dollar Requirement	Net Capital in Excess of Early Warning Threshold (120% of Required Net Capital)
March 31, 2016	$237	$237	$237
September 30, 2015	$228	$228	$227

TD Ameritrade Futures & Forex LLC
Date	Net Capital	Required Net Capital (8% of Total Risk Margin or $20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Clients in Excess of $10 Million)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
March 31, 2016	$105	$21	$84	$82
September 30, 2015	$90	$12	$78	$78
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $34 million and $32 million as of March 31, 2016 and September 30, 2015, respectively, which exceeded the required Tier 1 capital by $18 million and $17 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Legal and Regulatory Matters
Order Routing Matters – Five putative class action complaints have been filed regarding TD Ameritrade's routing of client orders. The cases are pending in the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with "best execution" and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company moved to dismiss each of the five putative class action complaints. The Magistrate Judge subsequently entered Findings and Recommendations with respect to each of the five actions, recommending that the District Judge dismiss each of the five lawsuits. On March 23, 2016, the District Judge entered an order dismissing all of the state law claims in the five actions, denying the motion to dismiss the federal securities claims in the Klein case, and permitting the plaintiffs in the other four actions to amend their complaints to assert a federal securities claim. None of the plaintiffs in the other four actions filed an amended complaint. The plaintiff in the Verdieck case filed a notice of appeal. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
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
In November 2008, a purported class action lawsuit was filed with respect to the Yield Plus Fund. The lawsuit is captioned Ross v. Reserve Management Company, Inc. et al. and is pending in the U.S. District Court for the Southern District of New York. The Ross lawsuit is on behalf of persons who purchased shares of Reserve Yield Plus Fund. On November 20, 2009, the plaintiffs filed a first amended complaint naming as defendants the fund's advisor, certain of its affiliates and the Company and certain of its directors, officers and shareholders as alleged control persons. The complaint alleges claims of violations of the federal securities laws and other claims based on allegations that false and misleading statements and omissions were made in the Reserve Yield Plus Fund prospectuses and in other statements regarding the fund. On March 19, 2015, the plaintiffs entered into an agreement with Reserve Management Company, Inc. and related defendants to settle the claims against them, subject to court approval. On March 26, 2015, the Company and the plaintiffs reached an agreement in principle to resolve the claims against the Company and its directors, officers and shareholders named as defendants, subject to definitive written terms that required court approval. Under the agreement, the Company agreed to make a cash contribution of $3.75 million toward a class settlement fund. On November 23, 2015, the court entered an order preliminarily approving the settlement and notices to class members. The Company paid its $3.75 million contribution to the class settlement fund on December 4, 2015. Notices to class members were mailed by the claims administrator on December 8, 2015. On March 10, 2016, the court entered an order and final judgment granting final approval of the settlement and dismissing all claims against the defendants.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $45 million as of March 31, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
General Contingencies
In the ordinary course of business, there are various contingencies that are not reflected in the condensed consolidated financial statements. These include the Company's broker-dealer and FCM/FDM subsidiaries' client activities involving the execution, settlement and financing of various client securities, options, futures and foreign exchange transactions. These activities may expose the Company to credit risk in the event the clients are unable to fulfill their contractual obligations.
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
The Company contracts with unaffiliated FCM, FDM and broker-dealer entities to clear and execute futures and foreign exchange transactions for its clients. This can result in concentrations of credit risk with one or more of these counterparties. This risk is partially mitigated by the counterparties' obligation to comply with rules and regulations governing FCMs, FDMs and broker-dealers in the United States. These rules generally require maintenance of net capital and segregation of client funds and securities. In addition, the Company manages this risk by requiring credit approvals for counterparties and by utilizing account funding and sweep arrangement agreements that generally specify that all client cash in excess of futures funding requirements be transferred back to the clients' securities brokerage account at the Company on a daily basis.
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

	March 31, 2016	September 30, 2015
Client margin securities	$15.8	$17.7
Stock borrowings	1.0	0.7
Total collateral available	$16.8	$18.4

Collateral loaned	$2.3	$2.7
Collateral repledged	2.2	3.8
Total collateral loaned or repledged	$4.5	$6.5

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	March 31, 2016	September 30, 2015
Cash	Receivable from brokers, dealers and clearing organizations	$294	$190
U.S. government debt securities	Securities owned, at fair value	155	350
Total		$449	$540
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
The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015 (dollars in millions):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,828	$—	$—	$1,828
U.S. government debt securities	—	465	—	465
Subtotal - Cash equivalents	1,828	465	—	2,293
Investments segregated for regulatory purposes:
U.S. government debt securities	—	5,279	—	5,279
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	156	—	156
Other	3	4	—	7
Subtotal - Securities owned	3	160	2	165
Other assets:
Pay-variable interest rate swaps(1)	—	77	—	77
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	81	1	82
Total assets at fair value	$1,831	$5,985	$3	$7,819
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$24	$—	$—	$24

(1)	See "Fair Value Hedging" in Note 5 for details.

	As of September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,888	$—	$—	$1,888
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,781	—	3,781
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	415	—	415
Other	3	5	—	8
Subtotal - Securities owned	3	420	2	425
Other assets:
Pay-variable interest rate swaps(1)	—	63	—	63
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	67	1	68
Total assets at fair value	$1,891	$4,268	$3	$6,162
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$23	$—	$—	$23

(1)	See "Fair Value Hedging" in Note 5 for details.
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
Long-term debt – As of March 31, 2016, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.859 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.814 billion. As of September 30, 2015, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.833 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.800 billion.
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of March 31, 2016 and September 30, 2015 (dollars in millions):

	March 31, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,397	$—	$1,397	$—	$(1,397)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	993	—	993	(74)	(896)	23
Other assets:
Pay-variable interest rate swaps	77	—	77	—	(77)	—
Total	$2,467	$—	$2,467	$(74)	$(2,370)	$23
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)(3)	$2,330	$—	$2,330	$(74)	$(2,048)	$208

	September 30, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,586	$—	$1,586	$—	$(1,586)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	664	—	664	(70)	(585)	9
Other assets:
Pay-variable interest rate swaps	63	—	63	—	(63)	—
Total	$2,313	$—	$2,313	$(70)	$(2,234)	$9
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)(3)	$2,653	$—	$2,653	$(70)	$(2,364)	$219

(1)
Included in the gross amounts of deposits paid for securities borrowed is $549 million and $332 million as of March 31, 2016 and September 30, 2015, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 7 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1,245 million and $1,164 million as of March 31, 2016 and September 30, 2015, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 7 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	March 31, 2016	September 30, 2015
Deposits received for securities loaned:
Equity securities	$2,081	$2,413
Exchange-traded funds	132	150
Closed-end funds	64	41
Other	53	49
Total	$2,330	$2,653

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At March 31, 2016 and September 30, 2015, the Company had received total collateral with a fair value of $2,483 million and $2,350 million, respectively, and pledged total collateral with a fair value of $2,117 million and $2,437 million, respectively.

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

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the net change in fair value recorded in other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$—	$—	$—	$—	$—	$—
Reclassification adjustment for portion of realized loss amortized to net income (1)	1	(1)	—	1	—	1
Other comprehensive income	$1	$(1)	$—	$1	$—	$1

	Six Months Ended March 31,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$—	$—	$—	$(15)	$5	$(10)
Reclassification adjustment for portion of realized loss amortized to net income (1)	2	(1)	1	2	—	2
Other comprehensive income (loss)	$2	$(1)	$1	$(13)	$5	$(8)

(1)
The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Cash flow hedging instruments:
Beginning balance	$(24)	$(27)	$(25)	$(18)
Other comprehensive loss before reclassification	—	—	—	(10)
Amount reclassified from accumulated other comprehensive loss	—	1	1	2
Current period change	—	1	1	(8)
Ending balance	$(24)	$(26)	$(24)	$(26)
11. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. The Company excluded from the calculation of diluted earnings per share 0.5 million and 0.3 million shares underlying stock-based compensation awards for the three and six months ended March 31, 2016, respectively, because their inclusion would have been antidilutive. There were no material antidilutive awards for the three and six months ended March 31, 2015.

12. ACCELERATED STOCK REPURCHASE
On December 1, 2015, the Company entered into an accelerated stock repurchase ("ASR") agreement with an investment bank counterparty. The Company paid $45 million to the counterparty and received an initial delivery of approximately 1.0 million shares of its common stock, representing 80% of the potential shares to be repurchased based on the closing stock price of $36.92 on December 1, 2015. Settlement of the transaction was to occur after the end of an averaging period, which would end no later than March 1, 2016 and was subject to early termination by the counterparty. The averaging period began on December 2, 2015 and ended on January 12, 2016, at the election of the counterparty. The total number of shares the Company purchased from the counterparty was based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount. The ASR agreement was settled during the second quarter of fiscal 2016 and the Company ultimately repurchased a total of approximately 1.3 million shares under the ASR agreement at a net weighted average price of $33.98 per share. The Company treated the ASR as a forward contract indexed to its own common stock. The forward contract met all of the applicable criteria for equity classification, including the Company's right to settle in shares.
13. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company's acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of March 31, 2016. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of March 31, 2016, the IDA portfolio was comprised of approximately 73% fixed-rate notional investments and 27% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2016	2015	2016	2015
Insured Deposit Account Agreement	Insured deposit account fees	$235	$205	$462	$412
Referral and Strategic Alliance Agreement	Various	3	3	6	6
Other	Various	5	1	7	3
Total revenues		$243	$209	$475	$421

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2016	2015	2016	2015
Canadian Call Center Services Agreement	Professional services	$4	$5	$9	$9
Other	Various	1	2	2	2
Total expenses		$5	$7	$11	$11
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	March 31, 2016	September 30, 2015
Assets:
Receivable from affiliates	$111	$93

Liabilities:
Payable to brokers, dealers and clearing organizations	$77	$70
Payable to affiliates	6	6
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
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$889	$2	$1,585	$—	$2,476
Cash and investments segregated and on deposit for regulatory purposes	—	—	7,733	—	7,733
Receivable from brokers, dealers and clearing organizations	—	—	1,307	—	1,307
Receivable from clients, net	—	—	11,396	—	11,396
Investments in subsidiaries	5,807	5,692	—	(11,499)	—
Receivable from affiliates	6	1	110	(6)	111
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	470	—	616
Other, net	169	19	931	(71)	1,048
Total assets	$6,871	$5,860	$25,999	$(11,576)	$27,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,362	$—	$2,362
Payable to clients	—	—	17,094	—	17,094
Accounts payable and other liabilities	185	—	552	(16)	721
Payable to affiliates	—	—	12	(6)	6
Long-term debt	1,814	—	—	—	1,814
Deferred income taxes	—	53	287	(55)	285
Total liabilities	1,999	53	20,307	(77)	22,282
Stockholders' equity	4,872	5,807	5,692	(11,499)	4,872
Total liabilities and stockholders' equity	$6,871	$5,860	$25,999	$(11,576)	$27,154

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$920	$2	$1,056	$—	$1,978
Cash and investments segregated and on deposit for regulatory purposes	—	—	6,305	—	6,305
Receivable from brokers, dealers and clearing organizations	—	—	862	—	862
Receivable from clients, net	—	—	12,770	—	12,770
Investments in subsidiaries	5,762	5,648	—	(11,410)	—
Receivable from affiliates	6	1	92	(6)	93
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	515	—	661
Other, net	145	18	1,138	(62)	1,239
Total assets	$6,833	$5,815	$25,205	$(11,478)	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,707	$—	$2,707
Payable to clients	—	—	16,035	—	16,035
Accounts payable and other liabilities	130	—	523	(16)	637
Payable to affiliates	—	—	12	(6)	6
Long-term debt	1,800	—	—	—	1,800
Deferred income taxes	—	53	280	(46)	287
Total liabilities	1,930	53	19,557	(68)	21,472
Stockholders' equity	4,903	5,762	5,648	(11,410)	4,903
Total liabilities and stockholders' equity	$6,833	$5,815	$25,205	$(11,478)	$26,375

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$5	$—	$846	$(5)	$846
Operating expenses	5	—	503	(5)	503
Operating income	—	—	343	—	343
Other expense	13	—	—	—	13
Income (loss) before income taxes and equity in income of subsidiaries	(13)	—	343	—	330
Provision for income taxes	—	—	125	—	125
Income (loss) before equity in income of subsidiaries	(13)	—	218	—	205
Equity in income of subsidiaries	218	218	—	(436)	—
Net income	$205	$218	$218	$(436)	$205
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$803	$(4)	$803
Operating expenses	4	—	507	(4)	507
Operating income	—	—	296	—	296
Other expense	9	—	—	—	9
Income (loss) before income taxes and equity in income of subsidiaries	(9)	—	296	—	287
Provision for (benefit from) income taxes	(3)	—	101	—	98
Income (loss) before equity in income of subsidiaries	(6)	—	195	—	189
Equity in income of subsidiaries	195	195	—	(390)	—
Net income	$189	$195	$195	$(390)	$189

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$10	$—	$1,659	$(10)	$1,659
Operating expenses	9	—	973	(10)	972
Operating income	1	—	686	—	687
Other expense	26	—	—	—	26
Income (loss) before income taxes and equity in income of subsidiaries	(25)	—	686	—	661
Provision for (benefit from) income taxes	(8)	—	252	—	244
Income (loss) before equity in income of subsidiaries	(17)	—	434	—	417
Equity in income of subsidiaries	434	434	—	(868)	—
Net income	$417	$434	$434	$(868)	$417
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$9	$—	$1,621	$(9)	$1,621
Operating expenses	8	—	982	(9)	981
Operating income	1	—	639	—	640
Other expense	18	—	—	—	18
Income (loss) before income taxes and equity in income of subsidiaries	(17)	—	639	—	622
Provision for (benefit from) income taxes	(7)	—	228	—	221
Income (loss) before equity in income of subsidiaries	(10)	—	411	—	401
Equity in income of subsidiaries	411	411	—	(822)	—
Net income	$401	$411	$411	$(822)	$401

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$44	$—	$977	$1,021
Cash flows from investing activities:
Purchase of property and equipment	—	—	(58)	(58)
Purchase of short-term investments	(201)	—	—	(201)
Proceeds from sale and maturity of short-term investments	200	—	—	200
Net cash used in investing activities	(1)	—	(58)	(59)
Cash flows from financing activities:
Payment of cash dividends	(182)	—	—	(182)
Purchase of treasury stock	(269)	—	—	(269)
Purchase of treasury stock for income tax withholding on stock-based compensation	(29)	—	—	(29)
Other, net	16	—	—	16
Net cash used in financing activities	(464)	—	—	(464)
Intercompany investing and financing activities, net	390	—	(390)	—
Net increase (decrease) in cash and cash equivalents	(31)	—	529	498
Cash and cash equivalents at beginning of period	920	2	1,056	1,978
Cash and cash equivalents at end of period	$889	$2	$1,585	$2,476

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$30	$(1)	$33	$62
Cash flows from investing activities:
Purchase of property and equipment	—	—	(38)	(38)
Purchase of short-term investments	(501)	—	—	(501)
Proceeds from sale of investments	1	—	—	1
Other	—	—	3	3
Net cash used in investing activities	(500)	—	(35)	(535)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248	—	—	1,248
Payment of debt issuance costs	(11)	—	—	(11)
Principal payments on long-term debt	(514)	—	—	(514)
Principal payments on notes payable	(150)	—	—	(150)
Payment of cash dividends	(163)	—	—	(163)
Purchase of treasury stock	(121)	—	—	(121)
Purchase of treasury stock for income tax withholding on stock-based compensation	(21)	—	—	(21)
Other	25	—	—	25
Net cash provided by financing activities	293	—	—	293
Intercompany investing and financing activities, net	540	—	(540)	—
Net increase (decrease) in cash and cash equivalents	363	(1)	(542)	(180)
Cash and cash equivalents at beginning of period	117	2	1,341	1,460
Cash and cash equivalents at end of period	$480	$1	$799	$1,280

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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the effect of the federal funds rate increase on our asset-based revenues and pre-tax income; the effect of the FDIC surcharge on our insured deposit account fees; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.
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
Liquid assets available for corporate investing and financing activities — Liquid assets available for corporate investing and financing activities is a non-GAAP financial measure. We consider liquid assets available for corporate investing and financing activities to be an important measure of our liquidity. We define liquid assets available for corporate investing and financing activities as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding an amount that is being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer, futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries under intercompany credit agreements and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities is based on more conservative measures of broker-dealer net capital than regulatory requirements because we generally manage to higher levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.
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
Total trades — Revenue-generating client securities trades, which are executed by the Company's broker-dealer and FCM/FDM subsidiaries. Total trades are a significant source of the Company's revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, markups on riskless principal transactions in fixed income securities, transaction fees and/or order routing revenue.
Trading days — Days in which the U.S. equity markets are open for a full trading session. Reduced exchange trading sessions are treated as half trading days.
Transaction-based revenues — Revenues generated from client trade execution, consisting primarily of commissions, markups on riskless principal transactions in fixed income securities, transaction clearing fees and order routing revenue.
RESULTS OF OPERATIONS
Conditions in the U.S. equity markets significantly impact the volume of our clients' trading activity. There is a strong relationship between the volume of our clients' trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity increases, we generally expect that it would have a positive impact on our results of operations. If client trading activity declines, we expect that it would have a negative impact on our results of operations.
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
The following table sets forth EBITDA in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to net income, which is the most directly comparable GAAP measure (dollars in millions):

	Three months ended March 31,				Six months ended March 31,
	2016		2015		2016		2015
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
EBITDA	$387	45.7%	$341	42.5%	$776	46.8%	$730	45.0%
Less:
Depreciation and amortization	(22)	(2.6)%	(23)	(2.9)%	(44)	(2.7)%	(46)	(2.8)%
Amortization of acquired intangible assets	(22)	(2.6)%	(22)	(2.7)%	(45)	(2.7)%	(45)	(2.8)%
Interest on borrowings	(13)	(1.5)%	(9)	(1.1)%	(26)	(1.6)%	(17)	(1.0)%
Provision for income taxes	(125)	(14.8)%	(98)	(12.2)%	(244)	(14.7)%	(221)	(13.6)%
Net income	$205	24.2%	$189	23.5%	$417	25.1%	$401	24.7%
Our EBITDA increased 6% for the first half of fiscal 2016 compared to the first half of fiscal 2015, primarily due to a 2% increase in net revenues and a slight decrease in operating expenses excluding depreciation and amortization during the first half of fiscal 2016. Detailed analysis of net revenues and operating expenses is presented later in this discussion.
Our diluted earnings per share increased 7% to $0.78 for the first half of fiscal 2016 compared to $0.73 for the first half of fiscal 2015, primarily due to higher EBITDA and a 2% decrease in average diluted shares outstanding as a result of our stock repurchase program, partially offset by a higher effective income tax rate during the first half of fiscal 2016 primarily resulting from favorable resolutions of state income tax matters during the first half of the prior year and higher interest on borrowings due to increases in our average debt outstanding and the average effective interest rate incurred on our debt.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first half of fiscal 2016, asset-based revenues and transaction-based revenues accounted for 57% and 42% of our net revenues, respectively. Asset-based revenues consist of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended March 31,		Increase/ (Decrease)	Six months ended March 31,		Increase/ (Decrease)
	2016	2015		2016	2015
Average insured deposit account balances	$83,992	$74,924	$9,068	$82,158	$74,945	$7,213
Average interest-earning assets	21,831	19,366	2,465	22,010	19,429	2,581
Average spread-based balances	$105,823	$94,290	$11,533	$104,168	$94,374	$9,794

Insured deposit account fee revenue	$235	$205	$30	$462	$412	$50
Net interest revenue	147	149	(2)	300	311	(11)
Spread-based revenue	$382	$354	$28	$762	$723	$39

Avg. annualized yield—insured deposit account fees	1.11%	1.09%	0.02%	1.11%	1.09%	0.02%
Avg. annualized yield—interest-earning assets	2.66%	3.09%	(0.43)%	2.69%	3.16%	(0.47)%
Net interest margin (NIM)	1.43%	1.50%	(0.07)%	1.44%	1.51%	(0.07)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2016	2015		2016	2015
Segregated cash	$3	$1	$2	$4	$3	$1
Client margin balances	111	107	4	222	215	7
Securities lending/borrowing, net	32	41	(9)	73	93	(20)
Other cash and interest-earning investments	1	—	1	2	1	1
Client credit balances	—	—	—	(1)	(1)	—
Net interest revenue	$147	$149	$(2)	$300	$311	$(11)

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2016	2015		2016	2015
Segregated cash	$6,549	$4,376	50%	$6,359	$4,831	32%
Client margin balances	11,562	11,879	(3)%	11,913	11,666	2%
Securities borrowing	719	951	(24)%	752	932	(19)%
Other cash and interest-earning investments	3,001	2,160	39%	2,986	2,000	49%
Interest-earning assets	$21,831	$19,366	13%	$22,010	$19,429	13%

Client credit balances	$14,409	$11,977	20%	$14,225	$12,112	17%
Securities lending	1,937	2,181	(11)%	2,156	2,218	(3)%
Interest-bearing liabilities	$16,346	$14,158	15%	$16,381	$14,330	14%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2016	2015		2016	2015
Segregated cash	0.19%	0.13%	0.06%	0.14%	0.13%	0.01%
Client margin balances	3.79%	3.60%	0.19%	3.66%	3.65%	0.01%
Other cash and interest-earning investments	0.17%	0.04%	0.13%	0.11%	0.05%	0.06%
Client credit balances	(0.01)%	(0.01)%	0.00%	(0.01)%	(0.01)%	0.00%
Net interest revenue	2.66%	3.09%	(0.43)%	2.69%	3.16%	(0.47)%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2016	2015		2016	2015
Money market mutual fund	$2	$—	$2	$4	$—	$4
Market fee-based investment balances	86	85	1	177	168	9
Total investment product fees	$88	$85	$3	$181	$168	$13

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2016	2015		2016	2015
Money market mutual fund	$5,816	$5,639	3%	$5,784	$5,612	3%
Market fee-based investment balances	147,297	149,490	(1)%	150,105	147,290	2%
Total fee-based investment balances	$153,113	$155,129	(1)%	$155,889	$152,902	2%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2016	2015		2016	2015
Money market mutual fund	0.18%	0.00%	0.18%	0.12%	0.00%	0.12%
Market fee-based investment balances	0.23%	0.23%	0.00%	0.23%	0.23%	0.00%
Total investment product fees	0.23%	0.22%	0.01%	0.23%	0.22%	0.01%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2016	2015		2016	2015
Total trades (in millions)	31.06	29.07	7%	58.66	57.88	1%
Average client trades per day	509,120	476,590	7%	473,041	466,761	1%
Average client trades per funded account (annualized)	19.1	18.6	3%	17.8	18.4	(3)%
Activity rate—funded accounts	7.6%	7.4%	3%	7.1%	7.3%	(3)%
Trading days	61.0	61.0	0%	124.0	124.0	0%
Average commissions and transaction fees per trade	$11.60	$12.02	(3)%	$11.74	$12.23	(4)%
Order routing revenue (in millions)	$76	$75	1%	$147	$153	(4)%
Average order routing revenue per trade (1)	$2.46	$2.59	(5)%	$2.50	$2.64	(5)%

(1)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2016	2015		2016	2015
Funded accounts (beginning of period)	6,686,000	6,371,000	5%	6,621,000	6,301,000	5%
Funded accounts (end of period)	6,777,000	6,467,000	5%	6,777,000	6,467,000	5%
Percentage change during period	1%	2%		2%	3%

Client assets (beginning of period, in billions)	$695.3	$672.4	3%	$667.4	$653.1	2%
Client assets (end of period, in billions)	$711.2	$695.3	2%	$711.2	$695.3	2%
Percentage change during period	2%	3%		7%	6%

Net new assets (in billions)	$14.1	$16.3	(13)%	$31.6	$35.1	(10)%
Net new assets annualized growth rate	8%	10%		10%	11%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2016	2015		2016	2015
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$360	$350	3%	$689	$708	(3)%
Asset-based revenues:
Insured deposit account fees	235	205	15%	462	412	12%
Net interest revenue	147	149	(1)%	300	311	(4)%
Investment product fees	88	85	4%	181	168	8%
Total asset-based revenues	470	439	7%	943	891	6%
Other revenues	16	14	14%	27	22	23%
Net revenues	846	803	5%	1,659	1,621	2%
Operating expenses:
Employee compensation and benefits	208	208	0%	408	406	0%
Clearing and execution costs	37	37	0%	67	72	(7)%
Communications	33	30	10%	66	61	8%
Occupancy and equipment costs	43	39	10%	85	81	5%
Depreciation and amortization	22	23	(4)%	44	46	(4)%
Amortization of acquired intangible assets	22	22	0%	45	45	0%
Professional services	37	41	(10)%	74	77	(4)%
Advertising	81	82	(1)%	143	145	(1)%
Other	20	25	(20)%	40	48	(17)%
Total operating expenses	503	507	(1)%	972	981	(1)%
Operating income	343	296	16%	687	640	7%
Other expense:
Interest on borrowings	13	9	44%	26	17	53%
Other	—	—	N/A	—	1	(100)%
Total other expense	13	9	44%	26	18	44%
Pre-tax income	330	287	15%	661	622	6%
Provision for income taxes	125	98	28%	244	221	10%
Net income	$205	$189	8%	$417	$401	4%
Other information:
Effective income tax rate	37.9%	34.1%		36.9%	35.5%
Average debt outstanding	$1,748	$1,299	35%	$1,748	$1,358	29%
Effective interest rate incurred on borrowings	2.97%	2.59%		2.93%	2.58%

Three-Month Periods Ended March 31, 2016 and 2015
Net Revenues
Commissions and transaction fees increased 3% to $360 million, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Average client trades per day increased 7% to 509,120 for the second quarter of fiscal 2016 compared to 476,590 for the second quarter of the prior year. Average client trades per funded account (annualized) were 19.1 for the second quarter of fiscal 2016 compared to 18.6 for the second quarter of the prior year. Average commissions and transaction fees per trade decreased to $11.60 for the second quarter of fiscal 2016 from $12.02 for the second quarter of the prior year, primarily due to lower average contracts per trade on option trades, a 5% decrease in average order routing revenue per trade and a higher percentage of futures and institutional client trades, which earn somewhat lower average commissions and transaction fees per trade.
Asset-based revenues, which consists of insured deposit account fees, net interest revenue and investment product fees, increased 7% to $470 million for the second quarter of fiscal 2016, primarily due to a 12% increase in average spread-based assets and the impact of one more interest day during the second quarter of fiscal 2016 than the second quarter of the prior year. These increases were partially offset by a decrease of 7 basis points in net interest margin to 1.43%, as the benefit realized on the December 2015 federal funds rate increase was more than offset by a decrease in net interest revenue from our securities borrowing/lending program and the impact of lower average client margin balances, which earn a larger net interest spread, as well as higher average cash balances, which earn a lower net interest spread. On December 16, 2015, the Federal Open Market Committee increased the target range for the federal funds rate by 0.25% to between 0.25% and 0.50%. At that time, we expected the slightly higher federal funds rate to increase our asset-based revenues by $50 million to $80 million for the remainder of fiscal 2016. As of March 31, 2016, based on actual results during the second quarter of fiscal 2016, we expect to be near the lower end of the range. However, our asset-based revenues are also affected by the overall level of interest rates, including medium- to longer-term interest rates, in addition to short-term interest rates such as the federal funds rate.
Insured deposit account fees increased 15% to $235 million, primarily due to a 12% increase in average client IDA balances and an increase of 2 basis points in the average yield earned on the IDA assets as a result of the December 2015 federal funds rate increase. The average yield earned on the IDA assets increased slightly as floating-rate investment balances within the IDA portfolio realized the benefit of the December 2015 federal funds rate increase during the second quarter of fiscal 2016, partially offset by an increase in the IDA servicing fee. As of March 31, 2016, approximately 27% of the IDA portfolio was comprised of floating-rate investments. On March 15, 2016, the FDIC announced its final rule to increase the deposit insurance fund to a statutorily required minimum level by imposing a surcharge on quarterly assessments. The surcharge is expected to begin as soon as July 1, 2016 and is expected to continue for two years. We expect the FDIC surcharge to decrease our insured deposit account fees by $4.5 million per quarter, impacting the average yield earned on the IDA assets by approximately 2.25 basis points. For more information about the IDA agreement, please see Note 13 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue decreased 1% to $147 million, primarily due to a $9 million decrease in net interest revenue from our securities borrowing/lending program and a 3% decrease in average client margin balances, mostly offset by increases in the average yields earned on client margin, segregated cash and other cash and interest-earning investment balances as a result of the December 2015 federal funds rate increase.
Investment product fees increased 4% to $88 million, primarily due to an increase of 1 basis point in the average yield earned on total fee-based investment balances, partially offset by a 1% decrease in average market fee-based investment balances.
Operating Expenses
Total operating expenses decreased slightly during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.
Communications expense increased 10% to $33 million, primarily due to increased costs for quotes and market information.
Occupancy and equipment costs increased 10% to $43 million, primarily due to increased software maintenance expense.
Professional services decreased 10% to $37 million, primarily due to reduced usage of consulting and contract services in connection with operational and technology projects and lower fees associated with legal and regulatory matters.
Other operating expenses decreased 20% to $20 million, primarily due to decreased litigation and arbitration losses.
Advertising expense decreased 1% to $81 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.

Other Expense and Income Taxes
Interest on borrowings increased 44% to $13 million, primarily due to a 35% increase in average debt outstanding and an increase of 38 basis points in the average effective interest rate incurred on our debt. The increase in average debt outstanding was primarily due to our issuance, on March 4, 2015, of $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies.
Our effective income tax rate was 37.9% for the second quarter of fiscal 2016, compared to 34.1% for the second quarter of the prior year. The effective income tax rate for the second quarter of 2016 included $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate, mostly offset by $4 million of unfavorable adjustments to uncertain tax positions. The effective income tax rate for the second quarter of the prior year was significantly lower than normal primarily due to $13 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the second quarter of the prior year by approximately two cents per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2016, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and incremental tax credits or incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Six-Month Periods Ended March 31, 2016 and 2015
Net Revenues
Commissions and transaction fees decreased 3% to $689 million, primarily due to lower average commissions and transaction fees per trade, partially offset by increased client trading activity. Average commissions and transaction fees per trade decreased to $11.74 for the first half of fiscal 2016 from $12.23 for the first half of the prior year, primarily due to lower average contracts per trade on option trades, a 5% decrease in average order routing revenue per trade and a higher percentage of futures and institutional client trades, which earn somewhat lower average commissions and transaction fees per trade. Average client trades per day increased 1% to 473,041 for the first half of fiscal 2016 compared to 466,761 for the first half of the prior year.
Asset-based revenues increased 6% to $943 million for the first half of fiscal 2016, primarily due to a 10% increase in average spread-based assets, a 2% increase in average market fee-based investment balances and the impact of one more interest day in the first half of fiscal 2016 than the first half of the prior year. These increases were partially offset by a decrease of 7 basis points in net interest margin to 1.44%, as the benefit realized on the December 2015 federal funds rate increase was more than offset by a decrease in net interest revenue from our securities borrowing/lending program and the impact of higher average cash balances, which earn a lower net interest spread.
Insured deposit account fees increased 12% to $462 million, primarily due to a 10% increase in average client IDA balances and an increase of 2 basis points in the average yield earned on the IDA assets. The average yield earned on the IDA assets increased slightly as floating-rate investment balances within the IDA portfolio realized the benefit of the December 2015 federal funds rate increase during the second quarter of fiscal 2016, partially offset by an increase in the IDA servicing fee. As of March 31, 2016, approximately 27% of the IDA portfolio was comprised of floating-rate investments.
Net interest revenue decreased 4% to $300 million, primarily due to a $20 million decrease in net interest revenue from our securities borrowing/lending program, partially offset by a 2% increase in average client margin balances and increases in the average yields earned on client margin, segregated cash and other cash and interest-earning investment balances as a result of the December 2015 federal funds rate increase.
Investment product fees increased 8% to $181 million, primarily due to an increase of 1 basis point in the average yield earned on total fee-based investment balances and a 2% increase in average market fee-based investment balances.
Other revenues increased 23% to $27 million, primarily due to favorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries and increased fees from processing corporate securities reorganizations.
Operating Expenses
Total operating expenses decreased slightly during the first half of fiscal 2016 compared to the first half of fiscal 2015.
Clearing and execution costs decreased 7% to $67 million, primarily due to a $5 million benefit from a retroactive fee decrease by the Options Clearing Corporation during the first quarter of fiscal 2016.
Communications expense increased 8% to $66 million, primarily due to increased costs for quotes and market information.
Occupancy and equipment costs increased 5% to $85 million, primarily due to increased software maintenance expense.

Other operating expenses decreased 17% to $40 million, primarily due to decreased litigation and arbitration losses and travel expenses. These decreases were partially offset by the impact of a $3 million recovery of money market funds from the final distribution of The Reserve Primary Fund during the first quarter of the prior year.
Other Expense and Income Taxes
Interest on borrowings increased 53% to $26 million, primarily due to a 29% increase in average debt outstanding and an increase of 35 basis points in the average effective interest rate incurred on our debt. The increase in average debt outstanding was primarily due to our issuance, on March 4, 2015, of $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies.
Our effective income tax rate was 36.9% for the first half of fiscal 2016, compared to 35.5% for the first half of the prior year. The effective income tax rate for the first half of fiscal 2016 was lower than normal primarily due to $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate, and $5 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets. These items had a net favorable impact on our earnings for the first half of fiscal 2016 of approximately two cents per share. The effective income tax rate for the first half of the prior year was significantly lower than normal primarily due to $19 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the first half of the prior year by approximately three cents per share.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2016 were financed primarily from our subsidiaries' earnings and cash on hand. We plan to finance our capital and liquidity needs during the remainder of fiscal 2016 primarily from our subsidiaries' earnings, cash on hand and borrowings. During fiscal 2016, we plan to return approximately 60% to 80% of our net income excluding amortization of intangible assets to our stockholders through a combination of cash dividends and our stock repurchase programs. We returned $451 million, or approximately 101% of net income excluding amortization of intangible assets, to our stockholders during the first half of fiscal 2016 through cash dividends and our stock repurchase programs. For more information about our dividends and stock repurchases, see "Cash Dividends" and "Stock Repurchase Programs" later in this section.
On March 4, 2015, we sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022. We issued the 2.950% Senior Notes for general corporate purposes, including liquidity for operational contingencies. Liquidity for operational contingencies could be used, for example, to fund increases in our deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity, and market volatility.
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
Broker-dealer and Futures Commission Merchant/Forex Dealer Member Subsidiaries
Our broker-dealer and FCM/FDM subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For our clearing broker-dealer subsidiary, this minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on the broker-dealer's "aggregate debits," which primarily are a function of client margin balances at the clearing broker-dealer. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The parent company may make cash capital contributions to our broker-dealer and FCM/FDM subsidiaries, if necessary, to meet minimum net capital requirements.
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement. TD Ameritrade Futures & Forex LLC ("TDAFF"), our FCM and FDM subsidiary that is not registered as a securities broker-dealer, must provide notice to the CFTC if its net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (b) 150% of its $1.0 million minimum dollar requirement, or (c) 110% of $20.0 million plus 5% of all liabilities owed to clients in excess of $10.0 million. These broker-dealer, FCM and FDM net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulations 1.12 and 5.6, are typically referred to as "early warning" net capital thresholds.
As of March 31, 2016, our broker-dealer and FCM/FDM subsidiaries had net capital as follows (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,612	$685	$927
TD Ameritrade, Inc.	$237	$0.3	$237
TD Ameritrade Futures & Forex LLC	$105	$23	$82
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. TDAC had $449 million and $540 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of March 31, 2016 and September 30, 2015, respectively. The largest amount of TDAC cash and investments ever deposited with clearing organizations was approximately $714 million, which occurred in October 2015.
TDAC's liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and lending of client margin securities. Cash balances in client brokerage accounts were $16.8 billion and $15.7 billion as of March 31, 2016 and September 30, 2015, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $7.5 billion and $6.0 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of March 31, 2016 and September 30, 2015, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under Loan Facilities – TD Ameritrade Clearing, Inc. Credit Agreement later in this section. There were no borrowings outstanding on this facility as of March 31, 2016 and September 30, 2015.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for a committed revolving loan facility of $700 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under Loan Facilities – Intercompany Credit Agreements later in this section. There were no borrowings outstanding under any of the intercompany credit agreements as of March 31, 2016 and September 30, 2015.
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

We define liquid assets available for corporate investing and financing activities as the sum of (a) corporate cash and cash equivalents and short-term investments, excluding an amount that is being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM/FDM subsidiaries under intercompany credit agreements and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiaries in excess of a minimum operational target established by management ($50 million in the case of our primary introducing broker-dealer, TD Ameritrade, Inc.). Liquid assets available for corporate investing and financing activities is based on more conservative measures of broker-dealer net capital than regulatory requirements because we generally manage to higher levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

	Mar. 31,	Sept. 30,
	2016	2015	Change
Cash and cash equivalents	$2,476	$1,978	$498
Less: Non-corporate cash and cash equivalents	(1,430)	(909)	(521)
Corporate cash and cash equivalents	1,046	1,069	(23)
Less: Corporate liquidity maintained for operational contingencies	(764)	(750)	(14)
Excess corporate cash and cash equivalents	282	319	(37)
Excess broker-dealer regulatory net capital	431	211	220
Liquid assets available for corporate investing and financing activities	$713	$530	$183
The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2015	$530

Plus: EBITDA (1)	776
Reduction of net capital requirements due to decrease in aggregate debits	179
Change in net capital related to daily futures client cash sweep	7

Less: Purchase of treasury stock	(269)
Payment of cash dividends	(182)
Income taxes paid	(142)
Purchase of property and equipment	(58)
Purchase of treasury stock for income tax withholding on stock-based compensation	(29)
Interest paid	(27)
Other changes in working capital and regulatory net capital	(72)
Liquid assets available for corporate investing and financing activities as of March 31, 2016	$713

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of March 31, 2016, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.36%.
TD Ameritrade Holding Corporation Credit Agreement – TD Ameritrade Holding Corporation (the "Parent") has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is June 11, 2019. There were no borrowings outstanding under the Parent Revolving Facility as of March 31, 2016.
TD Ameritrade Clearing, Inc. Credit Agreement – TDAC has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is June 11, 2019. There were no borrowings outstanding under the TDAC Revolving Facility as of March 31, 2016.
Intercompany Credit Agreements – The Parent entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans under committed and uncommitted lines of credit as summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility (1)	Termination Date
TD Ameritrade Clearing, Inc.	$700	$300	March 1, 2022
TD Ameritrade, Inc.	$50	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$13.5	N/A	March 29, 2020

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of March 31, 2016.
Stock Repurchase Programs
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the second quarter of fiscal 2016, we completed the October 20, 2011 stock repurchase authorization by repurchasing the remaining 6.9 million shares at a weighted average purchase price of $28.37 per share. From the inception of this stock repurchase authorization through March 31, 2016, we have repurchased a total of 30 million shares at a weighted average purchase price of $29.19 per share.
On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During the second quarter of fiscal 2016, we repurchased approximately 1.1 million shares under this authorization at a weighted average purchase price of $31.28 per share. As of March 31, 2016, we had approximately 28.9 million shares remaining on the stock repurchase authorization.
Cash Dividends
We declared a $0.17 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal 2016. We paid a total of $182 million to fund the first and second quarter dividends. We expect to pay approximately $90 million on May 17, 2016 to fund the third quarter dividend.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 7 – COMMITMENTS AND CONTINGENCIES and "Insured Deposit Account Agreement" under Note 13 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (28% of our net revenues for the first half of fiscal 2016) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

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
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of March 31, 2016, our consolidated duration was 2.1 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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

On December 16, 2015, the Federal Open Market Committee increased the target range for the federal funds rate by 0.25% to between 0.25% and 0.50%. At that time, we expected the slightly higher federal funds rate to increase our pre-tax income by $50 million to $80 million for the remainder of fiscal 2016. As of March 31, 2016, based on actual results during the second quarter of fiscal 2016, we expect to be near the lower end of the range. However, our asset-based revenues and pre-tax income are also affected by the overall level of interest rates, including medium- to longer-term interest rates, in addition to short-term interest rates such as the federal funds rate.
In addition to the analysis above related to the actual increase in the federal funds rate, we have performed simulations of hypothetical increases and decreases in interest rates. The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the IDA arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2016 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $103 million to $236 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The high end of the range assumes no increases in payment rates on client cash balances and full increases to interest rates charged on client margin balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $57 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels, including the federal funds target rate as discussed above.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
As of March 31, 2016, TD owned approximately 42% of our outstanding common stock. As a result, TD will generally have the ability to significantly influence the outcome of any matter submitted to a vote of our stockholders and therefore through its significant share ownership in TD Ameritrade, TD may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD, but not necessarily favorable to our other stockholders.
The stockholders agreement provides that TD may designate five of the twelve members of our board of directors, subject to adjustment based on TD's ownership positions in TD Ameritrade. As of March 31, 2016, based on its ownership positions, TD has the right to designate five members of our board of directors, subject to TD's irrevocable waiver of its right to designate one of its directors, which accommodated the election of Tim Hockey as a member of the board of directors concurrent with his employment as president of the Company effective January 2, 2016. This waiver will expire at the first to occur of (1) the cessation of employment of Mr. Hockey by the Company, (2) the effective date of the resignation from the board of the current chief executive officer, or (3) October 1, 2016, at which time TD will have the right to designate the full number of directors provided for in the stockholders agreement. Accordingly, TD is able to significantly influence the outcome of all matters that come before our board.
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
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	1,993,431	$28.70	1,911,055	34,976,940
February 1, 2016 – February 29, 2016	3,534,073	$27.23	3,525,941	31,450,999
March 1, 2016 – March 31, 2016	2,586,252	$30.98	2,586,252	28,864,747
Total – Three months ended March 31, 2016	8,113,756	$28.79	8,023,248	28,864,747
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 18, 2011 in our annual report on Form 10-K. During the second quarter of fiscal 2016, the remaining shares authorized under the October 20, 2011 stock repurchase authorization were repurchased and the program was completed.
On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K.
During the quarter ended March 31, 2016, 90,508 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

10.1
Employment Agreement, effective as of January 2, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

10.2
Restricted Stock Unit Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

10.3
Non-Qualified Stock Option Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

10.4	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 24, 2016)

10.5	TD Ameritrade Holding Corporation Management Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 24, 2016)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 5, 2016

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)