Form 10-Q
period 2016-06-30
TD AMERITRADE HOLDING CORP
filed 2016-08-05
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒
As of July 27, 2016, there were 526,355,886 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.
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
/s/ ERNST & YOUNG LLP
Chicago, Illinois
August 5, 2016

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	September 30, 2015
	(In millions)
ASSETS
Cash and cash equivalents	$1,917	$1,978
Short-term investments available-for-sale, at fair value	404	4
Cash and investments segregated and on deposit for regulatory purposes	7,064	6,305
Receivable from brokers, dealers and clearing organizations	1,293	862
Receivable from clients, net	12,162	12,770
Receivable from affiliates	96	93
Other receivables, net	132	144
Securities owned, at fair value	237	425
Property and equipment at cost, net	531	521
Goodwill	2,467	2,467
Acquired intangible assets, net	595	661
Other assets	209	145
Total assets	$27,107	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,932	$2,707
Payable to clients	17,504	16,035
Accounts payable and other liabilities	573	637
Payable to affiliates	5	6
Long-term debt	1,828	1,800
Deferred income taxes	293	287
Total liabilities	22,135	21,472
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; June 30, 2016 - 527 million shares outstanding; September 30, 2015 - 537 million shares outstanding	6	6
Additional paid-in capital	1,654	1,649
Retained earnings	5,423	5,038
Treasury stock, common, at cost: June 30, 2016 - 104 million shares; September 30, 2015 - 94 million shares	(2,088)	(1,765)
Accumulated other comprehensive loss	(23)	(25)
Total stockholders' equity	4,972	4,903
Total liabilities and stockholders' equity	$27,107	$26,375
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
		(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$347	$328	$1,035	$1,036
Asset-based revenues:
Insured deposit account fees	234	209	696	620
Net interest revenue	143	156	444	467
Investment product fees	96	85	276	253
Total asset-based revenues	473	450	1,416	1,340
Other revenues	18	16	46	39
Net revenues	838	794	2,497	2,415
Operating expenses:
Employee compensation and benefits	209	202	617	608
Clearing and execution costs	35	36	102	108
Communications	33	31	99	92
Occupancy and equipment costs	43	40	128	121
Depreciation and amortization	23	23	67	69
Amortization of acquired intangible assets	22	22	66	67
Professional services	47	43	121	120
Advertising	58	54	202	199
Other	20	18	61	66
Total operating expenses	490	469	1,463	1,450
Operating income	348	325	1,034	965
Other expense (income):
Interest on borrowings	14	13	39	30
Gain on sale of investments	—	(7)	—	(7)
Other	—	—	—	1
Total other expense (income)	14	6	39	24
Pre-tax income	334	319	995	941
Provision for income taxes	94	122	338	344
Net income	$240	$197	$657	$597
Earnings per share - basic	$0.45	$0.36	$1.23	$1.10
Earnings per share - diluted	$0.45	$0.36	$1.23	$1.09
Weighted average shares outstanding - basic	529	544	533	544
Weighted average shares outstanding - diluted	531	547	536	547
Dividends declared per share	$0.17	$0.15	$0.51	$0.45
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
		(In millions)
Net income	$240	$197	$657	$597
Other comprehensive income (loss), before tax:
Cash flow hedging instruments:
Net unrealized loss	—	—	—	(15)
Reclassification adjustment for portion of realized loss amortized to net income	1	1	3	3
Total other comprehensive income (loss), before tax	1	1	3	(12)
Income tax effect	—	(1)	(1)	4
Total other comprehensive income (loss), net of tax	1	—	2	(8)
Comprehensive income	$241	$197	$659	$589
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
	(In millions)
Cash flows from operating activities:
Net income	$657	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	69
Amortization of acquired intangible assets	66	67
Deferred income taxes	5	(11)
Gain on sale investments	—	(7)
Stock-based compensation	24	27
Excess tax benefits on stock-based compensation	(16)	(14)
Other, net	6	3
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(759)	691
Receivable from brokers, dealers and clearing organizations	(431)	(36)
Receivable from clients, net	608	(1,229)
Receivable from/payable to affiliates, net	(4)	(7)
Other receivables, net	12	6
Securities owned, at fair value	188	(79)
Other assets	(37)	33
Payable to brokers, dealers and clearing organizations	(775)	(7)
Payable to clients	1,469	573
Accounts payable and other liabilities	(48)	(33)
Net cash provided by operating activities	1,032	643
Cash flows from investing activities:
Purchase of property and equipment	(78)	(58)
Purchase of short-term investments	(602)	(503)
Proceeds from sale and maturity of short-term investments	201	501
Proceeds from sale of investments	—	10
Other	—	3
Net cash used in investing activities	(479)	(47)

(Continued on following page)

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$1,248
Payment of debt issuance costs	—	(11)
Principal payments on long-term debt	—	(544)
Principal payments on notes payable	—	(150)
Payment of cash dividends	(272)	(244)
Proceeds from exercise of stock options: Nine months ended June 30, 2015 - 0.7 million shares	—	12
Purchase of treasury stock: Nine months ended June 30, 2016 - 10.7 million shares; 2015 - 3.9 million shares	(319)	(126)
Purchase of treasury stock for income tax withholding on stock-based compensation: Nine months ended June 30, 2016 - 0.9 million shares; 2015 - 0.6 million shares	(30)	(22)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(9)	—
Excess tax benefits on stock-based compensation	16	14
Net cash provided by (used in) financing activities	(614)	177
Net increase (decrease) in cash and cash equivalents	(61)	773
Cash and cash equivalents at beginning of period	1,978	1,460
Cash and cash equivalents at end of period	$1,917	$2,233
Supplemental cash flow information:
Interest paid	$46	$23
Income taxes paid	$377	$355
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Nine Month Periods Ended June 30, 2016 and 2015
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
Recently Issued Accounting Pronouncements
ASU 2016-13 — In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. Therefore, ASU 2016-13 will be effective for the Company's fiscal year beginning on October 1, 2020, using a modified retrospective approach. The Company is currently assessing the impact this ASU will have on the Company's financial statements.
ASU 2016-09 — In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (2) tax effects of exercised or vested awards should be treated as discrete items in the period in which they occur; (3) recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (4) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively, retrospectively or using a modified retrospective transition method. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Therefore, ASU 2016-09 will be effective for the Company's fiscal year beginning October 1, 2017. The Company is currently assessing the impact this ASU will have on the Company's financial statements.
ASU 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in Accounting Standards Codification ("ASC") Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12 month term, a lessee will be required to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference from the previous guidance is that lease assets and liabilities arising from operating leases will be recognized in the statement of financial position. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will require an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Therefore, ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently assessing the impact this ASU will have on the Company's financial statements.

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

Subsequent to issuing ASU 2014-09, the FASB issued the following standards for the purpose of clarifying certain aspects of ASU 2014-09:

•	ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net);

•	ASU 2016-10, Identifying Performance Obligations and Licensing; and

•	ASU 2016-12, Narrow-Scope Improvements and Practical Expedients.
These subsequently issued ASU's have the same effective date and transition requirements as ASU 2014-09. The Company is currently assessing the impact that these new revenue recognition standards will have on the Company's financial statements and evaluating which adoption method to apply.
2. CASH AND CASH EQUIVALENTS
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	June 30, 2016	September 30, 2015
Broker-dealer subsidiaries	$877	$721
Corporate	829	1,069
Futures commission merchant and forex dealer member subsidiary	123	72
Trust company subsidiary	67	77
Investment advisory subsidiaries	21	39
Total	$1,917	$1,978
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
3. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	June 30, 2016	September 30, 2015
U.S. government debt securities	$4,954	$3,706
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,390	1,586
Cash in demand deposit accounts	537	802
Cash on deposit with futures commission merchants	108	136
U.S. government debt securities on deposit with futures commission merchant	75	75
Total	$7,064	$6,305
4. INCOME TAXES
The Company's effective income tax rate for the nine months ended June 30, 2016 was 34.0%, compared to 36.6% for the nine months ended June 30, 2015. The provision for income taxes for the nine months ended June 30, 2016 was impacted by $38 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which includes a favorable $33 million tax liability remeasurement related to a recent state court decision. The provision was also impacted by $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on the Company's earnings for the nine months ended June 30, 2016 of approximately eight cents per share. The provision for income taxes for the nine months ended June 30, 2015 includes $20 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for the nine months ended June 30, 2015 by approximately four cents per share.
5. LONG-TERM DEBT
Long-term debt consists of the following (dollars in millions):

June 30, 2016	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$40	$538
2.950% Notes due 2022	750	(6)	—	744
3.625% Notes due 2025	500	(4)	50	546
Total long-term debt	$1,750	$(12)	$90	$1,828

September 30, 2015	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$40	$538
2.950% Notes due 2022	750	(7)	—	743
3.625% Notes due 2025	500	(4)	23	519
Total long-term debt	$1,750	$(13)	$63	$1,800

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of June 30, 2016, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.39%.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) on fair value of interest rate swaps	$13	$(24)	$27	$5
Gain (loss) on fair value of hedged fixed-rate debt	(13)	24	(27)	(5)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
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
On October 17, 2014, the Company sold $500 million of 2025 Notes and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of June 30, 2016, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive loss, into interest on borrowings on the Condensed Consolidated Statements of Income within the next 12 months.
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
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	June 30, 2016	September 30, 2015
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$90	$63
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of June 30, 2016 and September 30, 2015, the pay-variable interest rate swap counterparties had pledged $94 million and $77 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
6. CAPITAL REQUIREMENTS
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), administered by the SEC and the Financial Industry Regulatory Authority ("FINRA"), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. TD Ameritrade Clearing, Inc. ("TDAC"), the Company's clearing broker-dealer subsidiary, and TD Ameritrade, Inc., the Company's introducing broker-dealer subsidiary, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. In addition, under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement.
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
Net capital and net capital requirements for the Company's broker-dealer and FCM/FDM subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (5% of Aggregate Debit Balances)	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2016	$1,613	$293	$1,320	$879	10.99%
September 30, 2015	$1,581	$310	$1,271	$807	10.22%

TD Ameritrade, Inc.
Date	Net Capital	Net Capital in Excess of the $250,000 Minimum Dollar Requirement	Net Capital in Excess of Early Warning Threshold (120% of Required Net Capital)
June 30, 2016	$167	$166	$166
September 30, 2015	$228	$228	$227

TD Ameritrade Futures & Forex LLC
Date	Net Capital	Required Net Capital (8% of Total Risk Margin or $20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Clients in Excess of $10 Million)	Net Capital in Excess of Required Net Capital	Net Capital in Excess of Early Warning Threshold (110% of Required Net Capital)
June 30, 2016	$110	$22	$88	$86
September 30, 2015	$90	$12	$78	$78
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $36 million and $32 million as of June 30, 2016 and September 30, 2015, respectively, which exceeded the required Tier 1 capital by $20 million and $17 million, respectively.
7. COMMITMENTS AND CONTINGENCIES
Legal and Regulatory Matters
Order Routing Matters – Five putative class action complaints were filed between August and October 2014 regarding TD Ameritrade's routing of client orders. The cases were filed in, or transferred to, the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with "best execution" and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive

Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company moved to dismiss each of the five putative class action complaints. The Magistrate Judge subsequently entered Findings and Recommendations with respect to each of the five actions, recommending that the District Judge dismiss each of the five lawsuits. On March 23, 2016, the District Judge entered an order dismissing all of the state law claims in the five actions, denying the motion to dismiss the federal securities claims in the Klein case, and permitting the plaintiffs in the other four actions to amend their complaints to assert a federal securities claim. None of the plaintiffs in the other four actions filed an amended complaint. The plaintiffs in the Zola, Sarbacker and Verdieck cases filed notices of appeal. The plaintiff in the Lerner case did not file a notice of appeal and that case is considered closed. The Klein case is proceeding in the District Court. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $45 million as of June 30, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company’s best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company’s estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

	June 30, 2016	September 30, 2015
Client margin securities	$16.8	$17.7
Stock borrowings	1.0	0.7
Total collateral available	$17.8	$18.4

Collateral loaned	$1.9	$2.7
Collateral repledged	3.0	3.8
Total collateral loaned or repledged	$4.9	$6.5

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	June 30, 2016	September 30, 2015
Cash	Receivable from brokers, dealers and clearing organizations	$282	$190
U.S. government debt securities	Securities owned, at fair value	125	350
Total		$407	$540
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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and September 30, 2015 (dollars in millions):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,717	$—	$—	$1,717
Short-term investments available-for-sale:
U.S. government debt securities	—	404	—	404
Investments segregated for regulatory purposes:
U.S. government debt securities	—	5,029	—	5,029
Securities owned:
U.S. government debt securities	—	225	—	225
Other	6	6	—	12
Subtotal - Securities owned	6	231	—	237
Other assets:
Pay-variable interest rate swaps(1)	—	90	—	90
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	90	1	91
Total assets at fair value	$1,723	$5,754	$1	$7,478
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$32	$—	$—	$32

(1)	See "Fair Value Hedging" in Note 5 for details.

	As of September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,888	$—	$—	$1,888
Short-term investments available-for-sale:
U.S. government debt securities	—	4	—	4
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,781	—	3,781
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	415	—	415
Other	3	5	—	8
Subtotal - Securities owned	3	420	2	425
Other assets:
Pay-variable interest rate swaps(1)	—	63	—	63
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	63	1	64
Total assets at fair value	$1,891	$4,268	$3	$6,162
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$23	$—	$—	$23

(1)	See "Fair Value Hedging" in Note 5 for details.
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
Long-term debt – As of June 30, 2016, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.88 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.83 billion. As of September 30, 2015, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.83 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.80 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of June 30, 2016 and September 30, 2015 (dollars in millions):

	June 30, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,390	$—	$1,390	$—	$(1,390)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	986	—	986	(82)	(892)	12
Other assets:
Pay-variable interest rate swaps	90	—	90	—	(90)	—
Total	$2,466	$—	$2,466	$(82)	$(2,372)	$12
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)(3)	$1,851	$—	$1,851	$(82)	$(1,592)	$177

	September 30, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,586	$—	$1,586	$—	$(1,586)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed (1)	664	—	664	(70)	(585)	9
Other assets:
Pay-variable interest rate swaps	63	—	63	—	(63)	—
Total	$2,313	$—	$2,313	$(70)	$(2,234)	$9
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned (2)(3)	$2,653	$—	$2,653	$(70)	$(2,364)	$219

(1)
Included in the gross amounts of deposits paid for securities borrowed is $431 million and $332 million as of June 30, 2016 and September 30, 2015, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 7 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $910 million and $1,164 million as of June 30, 2016 and September 30, 2015, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 7 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	June 30, 2016	September 30, 2015
Deposits received for securities loaned:
Equity securities	$1,634	$2,413
Exchange-traded funds	132	150
Closed-end funds	56	41
Other	29	49
Total	$1,851	$2,653

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At June 30, 2016 and September 30, 2015, the Company had received total collateral with a fair value of $2,487 million and $2,350 million, respectively, and pledged total collateral with a fair value of $1,668 million and $2,437 million, respectively.

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
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the net change in fair value recorded in other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$—	$—	$—	$—	$—	$—
Reclassification adjustment for portion of realized loss amortized to net income (1)	1	—	1	1	(1)	—
Other comprehensive income	$1	$—	$1	$1	$(1)	$—

	Nine Months Ended June 30,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$—	$—	$—	$(15)	$5	$(10)
Reclassification adjustment for portion of realized loss amortized to net income (1)	3	(1)	2	3	(1)	2
Other comprehensive income (loss)	$3	$(1)	$2	$(12)	$4	$(8)

(1)
The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Cash flow hedging instruments:
Beginning balance	$(24)	$(26)	$(25)	$(18)
Other comprehensive loss before reclassification	—	—	—	(10)
Amount reclassified from accumulated other comprehensive loss	1	—	2	2
Current period change	1	—	2	(8)
Ending balance	$(23)	$(26)	$(23)	$(26)
11. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. The Company excluded from the calculation of diluted earnings per share 0.6 million and 0.4 million shares underlying stock-based compensation awards for the three and nine months ended June 30, 2016, respectively, because their inclusion would have been antidilutive. There were no material antidilutive awards for the three and nine months ended June 30, 2015.
12. ACCELERATED STOCK REPURCHASE AGREEMENTS
On June 8, 2016, the Company entered into an accelerated stock repurchase ("ASR") agreement with an investment bank counterparty. The Company paid $42.5 million to the counterparty and received an initial delivery of 1.1 million shares of its common stock on June 9, 2016, representing 80% of the potential shares to be repurchased based on the closing stock price of $31.35 on June 8, 2016. Settlement of the transaction is scheduled to occur after the end of an averaging period and is subject to early termination by the counterparty. The averaging period began on June 9, 2016 and will end no earlier than July 19, 2016 or later than September 15, 2016. The total number of shares to be repurchased by the Company from the counterparty will be based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount, up to a maximum of 2.7 million shares. If the total number of shares to be repurchased exceeds the number of shares delivered on June 9, 2016, the Company will receive the remaining balance of shares from the investment bank counterparty. If the total number of shares to be repurchased is less than the number of shares delivered on June 9, 2016, the Company has the contractual right to deliver to the investment bank counterparty either shares of its common stock or cash. The Company expects to receive additional shares upon final settlement of the June 8, 2016 ASR agreement.
On December 1, 2015, the Company entered into an ASR agreement with an investment bank counterparty. The Company paid $45 million to the counterparty and received an initial delivery of 1.0 million shares of its common stock on December 2, 2015, representing 80% of the potential shares to be repurchased based on the closing stock price of $36.92 on December 1, 2015. Settlement of the transaction was to occur after the end of an averaging period, which would end no later than March 1, 2016 and was subject to early termination by the counterparty. The averaging period began on December 2, 2015 and ended on January 12, 2016, at the election of the counterparty. The total number of shares the Company purchased from the counterparty was based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount. Upon settlement, the Company received an additional 0.3 million shares on January 15, 2016. The

Company ultimately repurchased a total of 1.3 million shares under the December 1, 2015 ASR agreement at a net weighted average price of $33.98 per share.
The Company has treated the ASR agreements as forward contracts indexed to its own common stock. The forward contracts have met all of the applicable criteria for equity classification, including the Company's right to settle in shares. The Company has reflected the shares received from the investment bank counterparties as treasury stock as of the dates the shares were delivered, which resulted in reductions of the outstanding shares used to calculate the weighted average common shares outstanding for both basic and diluted earnings per share during the respective periods.
13. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company's acquisition of TD Waterhouse during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of June 30, 2016. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The current IDA agreement became effective as of January 1, 2013 and has an initial term expiring July 1, 2018. It is automatically renewable for successive five-year terms, provided that it may be terminated by either the Company or the TD Depository Institutions by providing written notice of non-renewal at least two years prior to the initial expiration date or the expiration date of any subsequent renewal period. As of July 1, 2016, notice of non-renewal was not provided by either party, therefore the IDA agreement will automatically renew on July 1, 2018.
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of June 30, 2016, the IDA portfolio was comprised of approximately 74% fixed-rate notional investments and 26% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2016	2015	2016	2015
Insured Deposit Account Agreement	Insured deposit account fees	$234	$209	$696	$620
Referral and Strategic Alliance Agreement	Various	4	3	10	9
Mutual Fund Agreements	Investment product fees	4	—	7	—
Other	Various	1	2	6	5
Total revenues		$243	$214	$719	$634

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2016	2015	2016	2015
Canadian Call Center Services Agreement	Professional services	$4	$5	$13	$14
Other	Various	1	—	2	2
Total expenses		$5	$5	$15	$16
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	June 30, 2016	September 30, 2015
Assets:
Receivable from brokers, dealers and clearing organizations	$1	$—
Receivable from affiliates	96	93

Liabilities:
Payable to brokers, dealers and clearing organizations	$97	$70
Payable to affiliates	5	6
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
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$655	$2	$1,260	$—	$1,917
Short-term investments available-for-sale	400	3	1	—	404
Cash and investments segregated and on deposit for regulatory purposes	—	—	7,064	—	7,064
Receivable from brokers, dealers and clearing organizations	—	—	1,293	—	1,293
Receivable from clients, net	—	—	12,162	—	12,162
Investments in subsidiaries	5,754	5,640	—	(11,394)	—
Receivable from affiliates	5	1	95	(5)	96
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	449	—	595
Other, net	168	15	998	(72)	1,109
Total assets	$6,982	$5,807	$25,789	$(11,471)	$27,107
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,932	$—	$1,932
Payable to clients	—	—	17,504	—	17,504
Accounts payable and other liabilities	182	—	407	(16)	573
Payable to affiliates	—	—	10	(5)	5
Long-term debt	1,828	—	—	—	1,828
Deferred income taxes	—	53	296	(56)	293
Total liabilities	2,010	53	20,149	(77)	22,135
Stockholders' equity	4,972	5,754	5,640	(11,394)	4,972
Total liabilities and stockholders' equity	$6,982	$5,807	$25,789	$(11,471)	$27,107

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$920	$2	$1,056	$—	$1,978
Short-term investments available-for-sale	—	3	1	—	4
Cash and investments segregated and on deposit for regulatory purposes	—	—	6,305	—	6,305
Receivable from brokers, dealers and clearing organizations	—	—	862	—	862
Receivable from clients, net	—	—	12,770	—	12,770
Investments in subsidiaries	5,762	5,648	—	(11,410)	—
Receivable from affiliates	6	1	92	(6)	93
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	515	—	661
Other, net	145	15	1,137	(62)	1,235
Total assets	$6,833	$5,815	$25,205	$(11,478)	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,707	$—	$2,707
Payable to clients	—	—	16,035	—	16,035
Accounts payable and other liabilities	130	—	523	(16)	637
Payable to affiliates	—	—	12	(6)	6
Long-term debt	1,800	—	—	—	1,800
Deferred income taxes	—	53	280	(46)	287
Total liabilities	1,930	53	19,557	(68)	21,472
Stockholders' equity	4,903	5,762	5,648	(11,410)	4,903
Total liabilities and stockholders' equity	$6,833	$5,815	$25,205	$(11,478)	$26,375

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$6	$—	$838	$(6)	$838
Operating expenses	5	—	491	(6)	490
Operating income	1	—	347	—	348
Other expense	14	—	—	—	14
Income (loss) before income taxes and equity in income of subsidiaries	(13)	—	347	—	334
Provision for (benefit from) income taxes	(5)	—	99	—	94
Income (loss) before equity in income of subsidiaries	(8)	—	248	—	240
Equity in income of subsidiaries	248	248	—	(496)	—
Net income	$240	$248	$248	$(496)	$240
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$5	$—	$794	$(5)	$794
Operating expenses	4	—	470	(5)	469
Operating income	1	—	324	—	325
Other expense (income)	13	—	(7)	—	6
Income (loss) before income taxes and equity in income of subsidiaries	(12)	—	331	—	319
Provision for (benefit from) income taxes	(5)	—	127	—	122
Income (loss) before equity in income of subsidiaries	(7)	—	204	—	197
Equity in income of subsidiaries	204	204	—	(408)	—
Net income	$197	$204	$204	$(408)	$197

CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$16	$—	$2,497	$(16)	$2,497
Operating expenses	15	—	1,464	(16)	1,463
Operating income	1	—	1,033	—	1,034
Other expense	39	—	—	—	39
Income (loss) before income taxes and equity in income of subsidiaries	(38)	—	1,033	—	995
Provision for (benefit from) income taxes	(13)	—	351	—	338
Income (loss) before equity in income of subsidiaries	(25)	—	682	—	657
Equity in income of subsidiaries	682	682	—	(1,364)	—
Net income	$657	$682	$682	$(1,364)	$657
CONDENSED CONSOLIDATING STATEMENT OF INCOME
NINE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$13	$—	$2,415	$(13)	$2,415
Operating expenses	11	—	1,452	(13)	1,450
Operating income	2	—	963	—	965
Other expense (income)	31	—	(7)	—	24
Income (loss) before income taxes and equity in income of subsidiaries	(29)	—	970	—	941
Provision for (benefit from) income taxes	(11)	—	355	—	344
Income (loss) before equity in income of subsidiaries	(18)	—	615	—	597
Equity in income of subsidiaries	615	615	—	(1,230)	—
Net income	$597	$615	$615	$(1,230)	$597

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$60	$—	$972	$1,032
Cash flows from investing activities:
Purchase of property and equipment	—	—	(78)	(78)
Purchase of short-term investments	(601)	—	(1)	(602)
Proceeds from sale and maturity of short-term investments	200	—	1	201
Net cash used in investing activities	(401)	—	(78)	(479)
Cash flows from financing activities:
Payment of cash dividends	(272)	—	—	(272)
Purchase of treasury stock	(319)	—	—	(319)
Purchase of treasury stock for income tax withholding on stock-based compensation	(30)	—	—	(30)
Other, net	7	—	—	7
Net cash used in financing activities	(614)	—	—	(614)
Intercompany investing and financing activities, net	690	—	(690)	—
Net increase (decrease) in cash and cash equivalents	(265)	—	204	(61)
Cash and cash equivalents at beginning of period	920	2	1,056	1,978
Cash and cash equivalents at end of period	$655	$2	$1,260	$1,917

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(12)	$—	$655	$643
Cash flows from investing activities:
Purchase of property and equipment	—	—	(58)	(58)
Proceeds from sale and maturity of short-term investments	500	—	1	501
Purchase of short-term investments	(502)	—	(1)	(503)
Proceeds from sale of investments	1	—	9	10
Other	—	—	3	3
Net cash used in investing activities	(1)	—	(46)	(47)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248	—	—	1,248
Payment of debt issuance costs	(11)	—	—	(11)
Principal payments on long-term debt	(544)	—	—	(544)
Principal payments on notes payable	(150)	—	—	(150)
Payment of cash dividends	(244)	—	—	(244)
Purchase of treasury stock	(126)	—	—	(126)
Purchase of treasury stock for income tax withholding on stock-based compensation	(22)	—	—	(22)
Other	26	—	—	26
Net cash provided by financing activities	177	—	—	177
Intercompany investing and financing activities, net	675	—	(675)	—
Net increase (decrease) in cash and cash equivalents	839	—	(66)	773
Cash and cash equivalents at beginning of period	117	2	1,341	1,460
Cash and cash equivalents at end of period	$956	$2	$1,275	$2,233

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

Financial Performance Metrics
Net income, diluted earnings per share and EBITDA are key metrics we use in evaluating our financial performance. Net income and earnings per share are GAAP financial measures and EBITDA is a non-GAAP financial measure.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended June 30,				Nine months ended June 30,
	2016		2015		2016		2015
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income	$240	28.6%	$197	24.8%	$657	26.3%	$597	24.7%
Add:
Depreciation and amortization	23	2.7%	23	2.9%	67	2.7%	69	2.9%
Amortization of acquired intangible assets	22	2.6%	22	2.8%	66	2.6%	67	2.8%
Interest on borrowings	14	1.7%	13	1.6%	39	1.6%	30	1.2%
Provision for income taxes	94	11.2%	122	15.4%	338	13.5%	344	14.2%
EBITDA	$393	46.9%	$377	47.5%	$1,167	46.7%	$1,107	45.8%
Our net income increased 22% and 10% for the third quarter and first nine months of fiscal 2016, respectively, compared to the same periods in fiscal 2015, primarily due to an increase in net revenues and a lower effective income tax rate during the third quarter and first nine months of fiscal 2016. These increases were partially offset by an increase in operating expenses and net interest on borrowings during the third quarter and first nine months of fiscal 2016 and a $7 million gain on the sale of an investment during the third quarter of the prior year. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 4% and 5% for the third quarter and first nine months of fiscal 2016, respectively, compared to the same periods in fiscal 2015, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization during the third quarter and first nine months of fiscal 2016 and a $7 million gain on the sale of an investment during the third quarter of the prior year.
Our diluted earnings per share increased 25% to $0.45 and 13% to $1.23 for the third quarter and first nine months of fiscal 2016, respectively, compared to $0.36 and $1.09 for the third quarter and first nine months of fiscal 2015, respectively. The increase in our diluted earnings per share for the third quarter and first nine months of fiscal 2016 was primarily due to higher net income and a decrease in average diluted shares outstanding as a result of our stock repurchase programs.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first nine months of fiscal 2016, asset-based revenues and transaction-based revenues accounted for 57% and 41% of our net revenues, respectively. Asset-based revenues consist of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended June 30,		Increase/ (Decrease)	Nine months ended June 30,		Increase/ (Decrease)
	2016	2015		2016	2015
Average insured deposit account balances	$83,429	$74,844	$8,585	$82,580	$74,911	$7,669
Average interest-earning assets	22,733	20,444	2,289	22,250	19,768	2,482
Average spread-based balances	$106,162	$95,288	$10,874	$104,830	$94,679	$10,151

Insured deposit account fee revenue	$234	$209	$25	$696	$620	$76
Net interest revenue	143	156	(13)	444	467	(23)
Spread-based revenue	$377	$365	$12	$1,140	$1,087	$53

Avg. annualized yield—insured deposit account fees	1.11%	1.10%	0.01%	1.11%	1.09%	0.02%
Avg. annualized yield—interest-earning assets	2.50%	3.02%	(0.52)%	2.62%	3.11%	(0.49)%
Net interest margin (NIM)	1.41%	1.51%	(0.10)%	1.43%	1.51%	(0.08)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2016	2015		2016	2015
Segregated cash	$5	$1	$4	$9	$4	$5
Client margin balances	107	112	(5)	329	328	1
Securities lending/borrowing, net	30	43	(13)	104	135	(31)
Other cash and interest-earning investments	1	—	1	3	1	2
Client credit balances	—	—	—	(1)	(1)	—
Net interest revenue	$143	$156	$(13)	$444	$467	$(23)

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2016	2015		2016	2015
Segregated cash	$7,425	$3,976	87%	$6,713	$4,546	48%
Client margin balances	11,508	12,498	(8)%	11,779	11,944	(1)%
Securities borrowing	1,005	966	4%	836	943	(11)%
Other cash and interest-earning investments	2,795	3,004	(7)%	2,922	2,335	25%
Interest-earning assets	$22,733	$20,444	11%	$22,250	$19,768	13%

Client credit balances	$14,706	$12,226	20%	$14,385	$12,150	18%
Securities lending	2,083	2,210	(6)%	2,132	2,215	(4)%
Interest-bearing liabilities	$16,789	$14,436	16%	$16,517	$14,365	15%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2016	2015		2016	2015
Segregated cash	0.25%	0.11%	0.14%	0.18%	0.13%	0.05%
Client margin balances	3.69%	3.56%	0.13%	3.67%	3.62%	0.05%
Other cash and interest-earning investments	0.21%	0.03%	0.18%	0.14%	0.04%	0.10%
Client credit balances	(0.01)%	(0.01)%	0.00%	(0.01)%	(0.01)%	0.00%
Net interest revenue	2.50%	3.02%	(0.52)%	2.62%	3.11%	(0.49)%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2016	2015		2016	2015
Money market mutual fund	$4	$—	$4	$7	$—	$7
Market fee-based investment balances	92	85	7	269	253	16
Total investment product fees	$96	$85	$11	$276	$253	$23

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2016	2015		2016	2015
Money market mutual fund	$5,778	$5,573	4%	$5,782	$5,599	3%
Market fee-based investment balances	156,340	155,699	0%	152,176	150,093	1%
Total fee-based investment balances	$162,118	$161,272	1%	$157,958	$155,692	1%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2016	2015		2016	2015
Money market mutual fund	0.26%	0.00%	0.26%	0.16%	0.00%	0.16%
Market fee-based investment balances	0.23%	0.22%	0.01%	0.23%	0.22%	0.01%
Total investment product fees	0.23%	0.21%	0.02%	0.23%	0.21%	0.02%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2016	2015		2016	2015
Total trades (in millions)	29.56	27.33	8%	88.22	85.21	4%
Average client trades per day	461,941	433,759	6%	469,262	455,642	3%
Average client trades per funded account (annualized)	17.0	16.7	2%	17.6	17.8	(1)%
Activity rate—funded accounts	6.8%	6.7%	1%	7.0%	7.1%	(1)%
Trading days	64.0	63.0	2%	188.0	187.0	1%
Average commissions and transaction fees per trade	$11.72	$11.99	(2)%	$11.74	$12.16	(3)%
Order routing revenue (in millions)	$77	$71	8%	$223	$223	0%
Average order routing revenue per trade (1)	$2.60	$2.59	0%	$2.53	$2.62	(3)%

(1)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2016	2015		2016	2015
Funded accounts (beginning of period)	6,777,000	6,467,000	5%	6,621,000	6,301,000	5%
Funded accounts (end of period)	6,872,000	6,551,000	5%	6,872,000	6,551,000	5%
Percentage change during period	1%	1%		4%	4%

Client assets (beginning of period, in billions)	$711.2	$695.3	2%	$667.4	$653.1	2%
Client assets (end of period, in billions)	$736.3	$702.3	5%	$736.3	$702.3	5%
Percentage change during period	4%	1%		10%	8%

Net new assets (in billions)	$13.6	$11.7	16%	$45.2	$46.8	(3)%
Net new assets annualized growth rate	8%	7%		9%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2016	2015		2016	2015
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$347	$328	6%	$1,035	$1,036	0%
Asset-based revenues:
Insured deposit account fees	234	209	12%	696	620	12%
Net interest revenue	143	156	(8)%	444	467	(5)%
Investment product fees	96	85	13%	276	253	9%
Total asset-based revenues	473	450	5%	1,416	1,340	6%
Other revenues	18	16	13%	46	39	18%
Net revenues	838	794	6%	2,497	2,415	3%
Operating expenses:
Employee compensation and benefits	209	202	3%	617	608	1%
Clearing and execution costs	35	36	(3)%	102	108	(6)%
Communications	33	31	6%	99	92	8%
Occupancy and equipment costs	43	40	8%	128	121	6%
Depreciation and amortization	23	23	0%	67	69	(3)%
Amortization of acquired intangible assets	22	22	0%	66	67	(1)%
Professional services	47	43	9%	121	120	1%
Advertising	58	54	7%	202	199	2%
Other	20	18	11%	61	66	(8)%
Total operating expenses	490	469	4%	1,463	1,450	1%
Operating income	348	325	7%	1,034	965	7%
Other expense (income):
Interest on borrowings	14	13	8%	39	30	30%
Gain on sale of investments	—	(7)	(100)%	—	(7)	(100)%
Other	—	—	N/A	—	1	(100)%
Total other expense (income)	14	6	133%	39	24	63%
Pre-tax income	334	319	5%	995	941	6%
Provision for income taxes	94	122	(23)%	338	344	(2)%
Net income	$240	$197	22%	$657	$597	10%
Other information:
Effective income tax rate	28.1%	38.2%		34.0%	36.6%
Average debt outstanding	$1,748	$1,783	(2)%	$1,748	$1,500	17%
Effective interest rate incurred on borrowings	3.14%	2.87%		3.00%	2.69%

Three-Month Periods Ended June 30, 2016 and 2015
Net Revenues
Commissions and transaction fees increased 6% to $347 million, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Total trades increased 8%, as average client trades per day increased 6% to 461,941 for the third quarter of fiscal 2016 compared to 433,759 for the third quarter of the prior year, and there was one more trading day during the third quarter of fiscal 2016. Average client trades per funded account (annualized) were 17.0 for the third quarter of fiscal 2016 compared to 16.7 for the third quarter of the prior year. Average commissions and transaction fees per trade decreased to $11.72 for the third quarter of fiscal 2016 from $11.99 for the third quarter of the prior year, primarily due to a lower percentage of option trades, which earn higher average commissions and transaction fees per trade, a higher percentage of futures trades, which earn somewhat lower average commissions and transaction fees per trade and lower average contracts per trade on option trades. There was also a slightly higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry, including various free trade offers.
Asset-based revenues, which consists of insured deposit account fees, net interest revenue and investment product fees, increased 5% to $473 million for the third quarter of fiscal 2016, primarily due to an 11% increase in average spread-based assets and an increase of 2 basis points in the average yield earned on total fee-based investment balances. These increases were partially offset by a decrease of 10 basis points in net interest margin to 1.41%, as the benefit realized on the December 2015 federal funds rate increase was more than offset by a decrease in net interest revenue from our securities borrowing/lending program and the impact of lower average client margin balances, which earn a larger net interest spread, as well as higher average segregated cash balances, which earn a lower net interest spread. On December 16, 2015, the Federal Open Market Committee increased the target range for the federal funds rate by 0.25% to between 0.25% and 0.50%.
Insured deposit account fees increased 12% to $234 million, primarily due to an 11% increase in average client IDA balances and an increase of 1 basis point in the average yield earned on the IDA assets. On March 15, 2016, the FDIC announced its final rule to increase the deposit insurance fund to a statutorily required minimum level by imposing a surcharge on quarterly assessments. The surcharge began in July 2016 and is expected to continue for two years. We expect the FDIC surcharge to decrease our insured deposit account fees by approximately $5 million per quarter, reducing the average yield earned on the IDA assets by approximately 2.5 basis points. For more information about the IDA agreement, please see Note 13 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue decreased 8% to $143 million, primarily due to a $13 million decrease in net interest revenue from our securities borrowing/lending program and an 8% decrease in average client margin balances, partially offset by increases in the average yields earned on client margin, segregated cash and other cash and interest-earning investment balances as a result of the December 2015 federal funds rate increase.
Investment product fees increased 13% to $96 million, primarily due to an increase of 2 basis points in the average yield earned on total fee-based investment balances, which includes the impact of the December 2015 federal funds rate increase and a $4 million revenue deferral during the third quarter of the prior year related to an Amerivest® fee rebate offer. For client assets subject to the Amerivest® fee rebate offer, if the model portfolio in which the client is invested experiences two consecutive quarters of negative performance (before advisory fees), the Company will refund the advisory fees for both quarters to the client. Several of the portfolios experienced negative performance for the third quarter of the prior year, therefore recognition of the revenue for the related advisory fees was deferred. We do not expect to renew the Amerivest® fee rebate offer which concludes on October 5, 2016, therefore the quarter ending September 30, 2017 will be the last period subject to the rebate offer.
Operating Expenses
Total operating expenses increased 4% during the third quarter of fiscal 2016 compared to the third quarter of the prior year.
Employee compensation and benefits increased 3% to $209 million, primarily due to increased health insurance costs, annual merit increases and higher incentive-based compensation related to Company and individual performance.
Professional services increased 9% to $47 million, primarily due to increased usage of consulting and contract services in connection with operational and technology projects, partially offset by lower fees associated with legal and regulatory matters.
Advertising expense increased 7% to $58 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.

Other operating expenses increased 11% to $20 million, primarily due to the impact of an $8 million insurance recovery during the third quarter of the prior year, partially offset by lower litigation, arbitration and regulatory losses during the third quarter of fiscal 2016 compared to the third quarter of the prior year.
Income Taxes
Our effective income tax rate was 28.1% for the third quarter of fiscal 2016, compared to 38.2% for the third quarter of the prior year. The effective income tax rate for the third quarter of 2016 was lower primarily due to $34 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which includes a favorable $33 million tax liability remeasurement related to a recent state court decision. These items had a net favorable impact on our earnings for the third quarter of fiscal 2016 of approximately six cents per share. We expect our effective income tax rate to range from 38% to 39% for the remainder of fiscal 2016, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and incremental tax credits or incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Nine-Month Periods Ended June 30, 2016 and 2015
Net Revenues
Commissions and transaction fees decreased slightly to $1.04 billion, primarily due to lower average commissions and transaction fees per trade, mostly offset by increased client trading activity. Average commissions and transaction fees per trade decreased to $11.74 for the first nine months of fiscal 2016 from $12.16 for the first nine months of the prior year, primarily due to lower average contracts per trade on option and futures trades and a 3% decrease in average order routing revenue per trade. There was also a slightly higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry, including various free trade offers. Total trades increased 4%, as average client trades per day increased 3% to 469,262 for the first nine months of fiscal 2016 compared to 455,642 for the first nine months of the prior year, and there was one more trading day during the first nine months of fiscal 2016.
Asset-based revenues increased 6% to $1.42 billion for the first nine months of fiscal 2016, primarily due to an 11% increase in average spread-based assets and an increase of 2 basis points in the average yield earned on total fee-based investment balances. These increases were partially offset by a decrease of 8 basis points in net interest margin to 1.43%, as the benefit realized on the December 2015 federal funds rate increase was more than offset by a decrease in net interest revenue from our securities borrowing/lending program and the impact of lower average client margin balances, which earn a larger net interest spread, as well as higher average cash balances, which earn a lower net interest spread.
Insured deposit account fees increased 12% to $696 million, primarily due to a 10% increase in average client IDA balances and an increase of 2 basis points in the average yield earned on the IDA assets.
Net interest revenue decreased 5% to $444 million, primarily due to a $31 million decrease in net interest revenue from our securities borrowing/lending program and a 1% decrease in average client margin balances, partially offset by increases in the average yields earned on client margin, segregated cash and other cash and interest-earning investment balances as a result of the December 2015 federal funds rate increase.
Investment product fees increased 9% to $276 million, primarily due to an increase of 2 basis point in the average yield earned on total fee-based investment balances, which includes the impact of the December 2015 federal funds rate increase and a $4 million revenue deferral during the third quarter of the prior year related to an Amerivest® fee rebate offer, and a 1% increase in average market fee-based investment balances.
Other revenues increased 18% to $46 million, primarily due to increased fees from processing corporate securities reorganizations and favorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries.
Operating Expenses
Total operating expenses increased slightly during the first nine months of fiscal 2016 compared to the first nine months of the prior year.
Employee compensation and benefits increased 1% to $617 million, primarily due to annual merit increases and increased health insurance costs.
Clearing and execution costs decreased 6% to $102 million, primarily due to a $5 million benefit from a retroactive fee decrease by the Options Clearing Corporation during the first quarter of fiscal 2016.
Communications expense increased 8% to $99 million, primarily due to increased costs for quotes and market information.

Occupancy and equipment costs increased 6% to $128 million, primarily due to increased software maintenance and facilities expenses.
Other operating expenses decreased 8% to $61 million, primarily due to lower litigation, arbitration and regulatory losses, bad debt and travel expenses. These decreases were partially offset by the impact of an $8 million insurance recovery during the third quarter of the prior year related to previous losses and a $3 million recovery of money market funds from the final distribution of The Reserve Primary Fund during the first quarter of the prior year.
Other Expense and Income Taxes
Interest on borrowings increased 30% to $39 million, primarily due to a 17% increase in average debt outstanding and an increase of 31 basis points in the average effective interest rate incurred on our debt. The increase in average debt outstanding was primarily due to our issuance, on March 4, 2015, of $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies.
Our effective income tax rate was 34.0% for the first nine months of fiscal 2016, compared to 36.6% for the first nine months of the prior year. The effective income tax rate for the first nine months of fiscal 2016 was lower primarily due to $38 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which includes a favorable $33 million tax liability remeasurement related to a recent state court decision. The effective income tax rate was also impacted by $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on our earnings for the first nine months of fiscal 2016 of approximately eight cents per share. The effective income tax rate for the first nine months of the prior year was lower primarily due to $20 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the first nine months of the prior year by approximately four cents per share.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2016 were financed primarily from our subsidiaries' earnings and cash on hand. We plan to finance our capital and liquidity needs during the remainder of fiscal 2016 primarily from our subsidiaries' earnings, cash on hand and borrowings. During fiscal 2016, we plan to return approximately 60% to 80% of our net income excluding amortization of intangible assets to our stockholders through a combination of cash dividends and our stock repurchase programs. We returned $591 million, or approximately 85% of net income excluding amortization of intangible assets, to our stockholders during the first nine months of fiscal 2016 through cash dividends and our stock repurchase programs. For more information about our dividends and stock repurchases, see "Cash Dividends" and "Stock Repurchase Programs" later in this section.
On March 4, 2015, we sold, through a public offering, $750 million aggregate principal amount of unsecured 2.950% Senior Notes due April 1, 2022. We issued the 2.950% Senior Notes for general corporate purposes, including liquidity for operational contingencies. Liquidity for operational contingencies could be used to fund increases in our deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility.
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
As of June 30, 2016, our broker-dealer and FCM/FDM subsidiaries had net capital as follows (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,613	$734	$879
TD Ameritrade, Inc.	$167	$0.3	$166
TD Ameritrade Futures & Forex LLC	$110	$24	$86
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. TDAC had $407 million and $540 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of June 30, 2016 and September 30, 2015, respectively. The largest amount of TDAC cash and investments ever deposited with clearing organizations was approximately $714 million, which occurred in October 2015.
TDAC's liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and lending of client margin securities. Cash balances in client brokerage accounts were $17.2 billion and $15.7 billion as of June 30, 2016 and September 30, 2015, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $6.8 billion and $6.0 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of June 30, 2016 and September 30, 2015, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under Loan Facilities – TD Ameritrade Clearing, Inc. Credit Agreement later in this section. There were no borrowings outstanding on this facility as of June 30, 2016 and September 30, 2015.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for a committed revolving loan facility of $700 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under Loan Facilities – Intercompany Credit Agreements later in this section. There were no borrowings outstanding under any of the intercompany credit agreements as of June 30, 2016 and September 30, 2015.
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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

	June 30,	Sept. 30,
	2016	2015	Change
Cash and cash equivalents	$1,917	$1,978	$(61)
Less: Non-corporate cash and cash equivalents	(1,088)	(909)	(179)
Corporate cash and cash equivalents	829	1,069	(240)
Corporate short-term investments	400	—	400
Less: Corporate liquidity maintained for operational contingencies	(764)	(750)	(14)
Excess corporate cash and cash equivalents and short-term investments	465	319	146
Excess broker-dealer regulatory net capital	263	211	52
Liquid assets available for corporate investing and financing activities	$728	$530	$198
The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2015	$530

Plus: EBITDA (1)	1,167
Reduction of net capital requirements due to decrease in aggregate debits	81
Other changes in working capital and regulatory net capital	85

Less: Income taxes paid	(377)
Purchase of treasury stock	(319)
Payment of cash dividends	(272)
Purchase of property and equipment	(78)
Interest paid	(46)
Purchase of treasury stock for income tax withholding on stock-based compensation	(30)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(9)
Change in net capital related to daily futures client cash sweep	(4)
Liquid assets available for corporate investing and financing activities as of June 30, 2016	$728

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.

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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of June 30, 2016, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.39%.
TD Ameritrade Holding Corporation Credit Agreement – TD Ameritrade Holding Corporation (the "Parent") has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is June 11, 2019. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2016.
TD Ameritrade Clearing, Inc. Credit Agreement – TDAC has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is June 11, 2019. There were no borrowings outstanding under the TDAC Revolving Facility as of June 30, 2016.
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
There were no borrowings outstanding under any of the intercompany credit agreements as of June 30, 2016.
Stock Repurchase Programs
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first half of fiscal 2016, we completed the October 20, 2011 stock repurchase authorization by repurchasing the remaining 7.9 million shares at a weighted average purchase price of $29.42 per share. From the inception of this stock repurchase authorization through its completion in March 2016, we repurchased a total of 30 million shares at a weighted average purchase price of $29.19 per share.
On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During the third quarter of fiscal 2016, we repurchased approximately 1.7 million shares under this authorization at a weighted average purchase price of $29.64 per share. As of June 30, 2016, we had approximately 27.2 million shares remaining on the stock repurchase authorization.

Cash Dividends
We declared a $0.17 per share quarterly cash dividend on our common stock during each quarter of fiscal 2016. We paid $272 million in quarterly cash dividends during the first nine months of fiscal 2016. We expect to pay the fourth quarter dividend of $89 million on August 18, 2016.
CONTRACTUAL OBLIGATIONS
The following item constitutes a material change in our contractual obligations outside the ordinary course of business since September 30, 2015:
Effective May 10, 2016, TD Ameritrade Services Company, Inc., one of our indirect and wholly-owned subsidiaries, entered into a construction agreement with AP Gulf States Inc., to construct our Regional Business Center in Southlake, Texas. The construction agreement establishes costs of up to approximately $125 million for the core and shell building work. Completion of the work to be performed under the agreement is expected by November 2017.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 7 – COMMITMENTS AND CONTINGENCIES and "Insured Deposit Account Agreement" under Note 13 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (28% of our net revenues for the first nine months of fiscal 2016) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We currently seek to maintain a consolidated duration of interest-sensitive assets, including IDA assets, within a range of 1.75 to 2.75 years. As of June 30, 2016, our consolidated duration was 2.1 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the IDA arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2016 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $105 million to $240 million higher pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The high end of the range assumes no increases in payment rates on client cash balances and full increases to interest rates charged on client margin balances. A gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in approximately $59 million lower pre-tax income. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels despite the increase in the federal funds target range to 0.25% to 0.50% as directed by the Federal Open Markets Committee in December 2015.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2016. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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
As of June 30, 2016, TD owned approximately 42% of our outstanding common stock. As a result, TD will generally have the ability to significantly influence the outcome of any matter submitted to a vote of our stockholders and therefore through its significant share ownership in TD Ameritrade, TD may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD, but not necessarily favorable to our other stockholders.
The stockholders agreement provides that TD may designate five of the twelve members of our board of directors, subject to adjustment based on TD's ownership positions in TD Ameritrade. As of June 30, 2016, based on its ownership positions, TD has the right to designate five members of our board of directors, subject to TD's irrevocable waiver of its right to designate one of its directors, which accommodated the election of Tim Hockey as a member of the board of directors concurrent with his employment as president of the Company effective January 2, 2016. This waiver will expire at the first to occur of (1) the cessation of employment of Mr. Hockey by the Company, (2) the effective date of the resignation from the board of the current chief executive officer, or (3) October 1, 2016, at which time TD will have the right to designate the full number of directors provided for in the stockholders agreement. Accordingly, TD is able to significantly influence the outcome of all matters that come before our board.
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
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2016 – April 30, 2016	41,674	$31.43	—	28,864,747
May 1, 2016 – May 31, 2016	—	$—	—	28,864,747
June 1, 2016 – June 30, 2016	1,666,386	$29.64	1,666,386	27,198,361
Total – Three months ended June 30, 2016	1,708,060	$29.68	1,666,386	27,198,361
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal 2016.
During the quarter ended June 30, 2016, 41,674 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

10.1
Construction agreement between TD Ameritrade Services Company, Inc. and AP Gulf States Inc., effective May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 16, 2016)

10.2	Form of Restricted Stock Unit Agreement for Employees

10.3	Form of Restricted Stock Unit Agreement for Non-employee Directors

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Fredric J. Tomczyk, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 5, 2016

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ FREDRIC J. TOMCZYK
Fredric J. Tomczyk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)