Form 10-K
period 2016-09-30
TD AMERITRADE HOLDING CORP
filed 2016-11-18
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-35509

TD Ameritrade Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South 108th Avenue, Omaha, Nebraska 68154 (Address of principal executive offices) (Zip Code) (402) 331-7856 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock — $0.01 par value	The Nasdaq Stock Market LLC Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
(Title of class)
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16.5 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 31, 2016, the last trading day of the registrant's most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 8, 2016 was 526,045,827 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the registrant's 2017 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

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
Strategy
We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of total assets in client accounts, while maintaining a leadership position in client trading, by providing superior offerings to long-term investors, RIAs and active traders. We strive to enhance the client experience by providing asset management products and services, enhanced trading tools and capabilities and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•
Focus on brokerage services.    We continue to focus on attracting active traders, long-term investors and RIAs to our brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services. We primarily route for execution of client trades on an agency, rather than a principal, basis. We maintain only a small inventory of fixed income securities to meet client requirements.

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

•
Continue to be a low-cost provider of quality services.    We achieve low operating costs per trade by creating economies of scale, utilizing our proprietary transaction-processing systems, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial flexibility. In addition, our insured deposit account arrangement with The Toronto-Dominion Bank ("TD") enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

•
Continue to differentiate our offerings through innovative technologies and service enhancements.    We have been an innovator in our industry for over 40 years. We continually strive to provide our clients with the ability to customize their trading experience. We provide our clients greater choice by offering features and functionality to meet their specific needs.

We continue to see increased demand for advice, particularly as our clients approach retirement. To address this need we are building out a full continuum of advice products ranging from an automated investing product to a customized portfolio advice solution.

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

Planned Acquisition of Scottrade Financial Services, Inc.
On October 24, 2016, we entered into an Agreement and Plan of Merger with Scottrade Financial Services, Inc. ("Scottrade"), a Delaware corporation, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, and Alto Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which we agreed to acquire Scottrade in a cash and equity transaction valued at $4 billion. The transaction will take place in two, consecutive steps. First, and as a condition precedent to our acquisition of Scottrade, TD will purchase Scottrade Bank from Scottrade for $1.3 billion in cash, subject to closing adjustments. Under the terms of the planned acquisition, Scottrade Bank will merge with and into TD Bank, N.A., an indirect wholly-owned subsidiary of TD. Additionally, we expect TD to purchase $400 million in new common equity, or approximately 11 million shares, from us in connection with the planned transaction. Immediately following TD's acquisition of Scottrade Bank, we will acquire Scottrade for $4 billion less the proceeds from the sale of Scottrade Bank, which is subject to closing adjustments. We intend to fund the acquisition of Scottrade with $1 billion in new common equity, or approximately 28 million shares, issued to Scottrade shareholders, cash on hand, proceeds from the sale of our common stock to TD, as described above, and debt financing. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by September 30, 2017. Following the transaction's close, Scottrade Founder and CEO, Rodger Riney, will be appointed to our board of directors.
Client Offerings
We deliver products and services aimed at providing a comprehensive, personalized experience for active traders, long-term investors and independent RIAs. Our client offerings are described below:
Trading and Investing Platforms

•
tdameritrade.com Web Platform is our core offering for self-directed retail investors. We offer a broad array of tools and services, including alerts, screeners, conditional orders and free fundamental third-party research. The Dock is an ever-present dashboard of streaming content that makes it easy for clients to stay on top of current market activities relevant to their investment positions. Modules such as streaming news, stock events, and account balances ensure clients stay well informed. Free planning tools are also provided, such as Portfolio Planner to efficiently create a bundle of securities to trade, invest and rebalance and Retirement Planner to assess retirement needs. Social Signals is a one of a kind trading resource that pulls insights from Twitter and compiles them in one place.

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

•
thinkorswim® is a downloadable desktop platform designed for advanced traders, featuring easy-to-use interfaces, elite-level trading and analytical tools, and fast and efficient order routing for complex trading strategies. thinkorswim clients trade a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange and exchange-traded funds ("ETFs").

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

•
TD Ameritrade Institutional is a leading provider of comprehensive brokerage and custody services to more than 5,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to grow and manage their practices more effectively and efficiently while optimizing time with clients. Additionally, TD Ameritrade Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses and do the best possible job they can to help their clients with their financial goals.

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

•
TD Ameritrade's Goal Planning sessions are a complimentary service where clients meet with an investment consultant and develop an investment plan, based on a variety of factors including personal goals, time to achieve goal, risk tolerance, assets and net worth. Clients learn how likely they are to achieve their goals and how hypothetical changes to their decisions could influence their plan.

•
Amerivest® is an advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Our subsidiary, Amerivest Investment Management, LLC, recommends an investment portfolio based on an investor's objective, time horizon and risk tolerance.

•
AdvisorDirect® is a national referral service for investors who wish to engage the services of an independent RIA. AdvisorDirect refers interested investors to one or more independent RIAs that are unaffiliated with TD Ameritrade and that offer investment management and/or financial planning services to investors served by TD Ameritrade's branch offices. We strive to have all RIAs participating in AdvisorDirect meet or exceed TD Ameritrade's professional eligibility requirements.

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

•	Options. We offer a full range of option trades, including complex and multi-leg option strategies.

•	Futures. We offer futures trades, as well as options on futures, in a wide variety of commodities, stock indices and currencies.

•	Foreign exchange. We offer access to trading in over 75 different currency pairs.

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

	Percentage of Net Revenues Fiscal Year Ended September 30,
Class of Service	2016	2015	2014
Commissions and transaction fees	41.2%	43.1%	43.2%
Insured deposit account fees	27.8%	25.8%	26.3%
Net interest revenue	17.9%	19.2%	18.6%
Investment product fees	11.3%	10.3%	9.9%
Other revenues	1.8%	1.6%	2.0%
Net revenues	100.0%	100.0%	100.0%
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

•
Mobile app.    Support on our TD Ameritrade Mobile Trader App allows clients to text with a trading specialist for immediate answers to their questions or share their screen for help with navigating the app.

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
All of our securities brokerage-related communications with the public are regulated by the Financial Industry Regulatory Authority ("FINRA"). All of our futures and foreign exchange brokerage-related communications with the public are regulated by the National Futures Association ("NFA").
Clearing Operations
Our subsidiary, TD Ameritrade Clearing, Inc. ("TDAC"), provides clearing and execution services to our introducing broker-dealer subsidiary. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. Our clearing broker-dealer subsidiary provides the following back office functions:

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
The market for brokerage services, particularly electronic brokerage services, continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include E*TRADE Financial Corporation, The Charles Schwab Corporation and Fidelity Investments. Scottrade is also a competitor, but we have agreed to acquire Scottrade. For further information about the Scottrade acquisition, please see "Planned Acquisition of Scottrade Financial Services, Inc." above. We also encounter competition from established full-commission brokerage firms such as Merrill Lynch and Morgan Stanley, as well as financial institutions, mutual fund sponsors, online wealth management services and other organizations, some of which provide online brokerage services.
Regulation
The securities, futures and foreign exchange industries are subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission ("SEC") and to be members of FINRA. Our futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary, TD Ameritrade Futures & Forex LLC ("TDAFF"), is registered with the Commodity Futures Trading Commission ("CFTC") and is a member of, and the corresponding services functions are regulated by, the NFA. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act") relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), "best execution" requirements for client trades under SEC guidelines and FINRA rules and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA. TDAFF is subject to regulations under the Commodity Exchange Act, administered by the CFTC and NFA, including CFTC Regulations 1.17 and 5.7, which require the maintenance of minimum adjusted net capital, and CFTC Regulation 1.20, which requires segregation of client funds.
Net capital rules are designed to protect clients, counterparties and creditors by requiring a broker-dealer, an FCM or an FDM to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealer's, an FCM's or an FDM's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels. An FCM and FDM, such as TDAFF, must provide notice to the CFTC if its adjusted net capital amounts are below required levels.
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
Our business exposes us to the following broad categories of risk:
Operational Risk — Operational risk is the risk of loss resulting from inadequate or failed internal processes or controls, human error or misconduct, systems and technology problems or from external events. It also involves compliance with regulatory and legal requirements. Operational risk is the most prevalent form of risk in our risk profile. We manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management and conducting internal audit reviews to evaluate the effectiveness of internal controls.
Market Risk — Market risk is the risk of loss resulting from adverse movements in market factors, such as asset prices, foreign exchange rates and interest rates. Our market risk related to asset prices is mitigated by our routing for execution of client trades primarily on an agency, rather than a principal, basis and our maintenance of only a small inventory of fixed-income securities to meet client requirements. Interest rate risk is our most prevalent form of market risk. For more information about our interest rate risk and how we manage it, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
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
Liquidity Risk — Liquidity risk is the risk of loss resulting from the inability to meet current and future cash flow needs. We actively monitor our liquidity position at the holding company and at the broker-dealer and FCM/FDM subsidiary levels. For more information, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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
Employees
As of September 30, 2016, we had 6,010 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good. In fiscal 2016, we surveyed our employees and found that 87% responded favorably to questions designed to measure sustainable employee engagement. This score placed us in the "best in class" companies benchmark as measured by Willis Towers Watson for the fifth year in a row.
Financial Information about Segments and Geographic Areas
We primarily operate in the securities brokerage industry and have no other reportable segments. Substantially all of our revenues from external clients for the fiscal years ended September 30, 2016, 2015 and 2014 were derived from our operations in the United States.

Websites and Social Media Disclosure
From time to time, the Company may use its website and/or Twitter as distribution channels of material information. The Company's Code of Business Conduct and Ethics, financial data and other important information regarding the Company is routinely accessible through and posted on the Company's website at www.amtd.com and its Twitter account @TDAmeritradePR. We ask that interested parties visit or subscribe to newsfeeds at www.amtd.com/newsroom to automatically receive email alerts and other information, including the most up-to-date corporate financial information, presentation announcements, transcripts and archives. The website to access the Company's Twitter account is https://twitter.com/TDAmeritradePR. Website links provided in this report, although correct when published, may change in the future. We make available free of charge on our website at www.amtd.com/investor-relations/sec-filings/ our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC filings are also available on the SEC's website at http://www.sec.gov/.
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
We have exposure to interest rate risk.
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account arrangement with TD Bank USA, N.A. and TD Bank N.A., which are subject to interest rate risk. During fiscal 2009, the Federal Open Market Committee reduced the federal funds target range to between 0% and 0.25%, where it remained until December 2015 when it was increased to between 0.25% and 0.50%. In addition, medium- to long-term interest rates have also decreased substantially since fiscal 2009. This lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in us voluntarily waiving fees on certain money market mutual funds in order to prevent our clients' yields on such funds from becoming negative.
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
Our broker-dealer subsidiary, TDAC, provides clearing and execution services to our introducing broker-dealer subsidiary. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of client securities and other assets and the clearing of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations, such as the DTCC and the OCC, in settling client securities transactions. Clearing securities firms, such as TDAC, are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to regulatory fines and civil penalties as well as losses and liability in related legal proceedings brought by clients and others.
Systems failures, delays and capacity constraints could harm our business.
We receive and process trade orders through a variety of electronic channels, including the Internet, mobile trading applications and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service ("DDOS") attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality following any of these events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS, spam attacks or extreme market volatility could cause our website or other trading applications to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. Slowness or unavailability may not impact all trading channels evenly, and some trading channels may be impacted while others are not. Social media and media reports may conflate one channel being unavailable with all channels being unavailable. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.
Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases. As a financial services company, we are continuously subject to cyber-attacks by third parties. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations.
We, along with the financial services industry in general, have experienced losses related to clients' login and password information being compromised, generally caused by attacks capturing credentials directly from clients themselves, through phishing attacks, clients' use of non-secure public computers or vulnerabilities of clients' private computers and mobile devices. In 2007, we discovered and eliminated unauthorized code from our computer systems that had allowed an unauthorized third party to retrieve client email addresses, names, addresses and phone numbers from an internal database. Following the incident, the Company incurred significant remediation costs. We are aware of subsequent attempts by other attackers to penetrate our systems using similar techniques and similar attacks against other financial institutions. If a similar incident were to occur, we could suffer damage to our reputation and incur significant remediation costs and losses.
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
The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them at lower prices. There has been aggressive price competition in the industry, including various free trade offers. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including E*TRADE Financial Corporation, The Charles Schwab Corporation and Fidelity Investments. Scottrade is also a competitor, but we have agreed to acquire Scottrade. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms, such as Merrill Lynch and Morgan Stanley, as well as from financial institutions, mutual fund sponsors, online wealth management services and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do or offer services at lower prices. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.
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
We provide investment advisory services to investors through our SEC-registered investment advisors, TD Ameritrade, Inc., Amerivest Investment Management, LLC ("Amerivest") and TradeWise Advisors, Inc. ("TradeWise"). TD Ameritrade, Inc. offers AdvisorDirect,® a service that refers a client to an independent RIA. Amerivest® is an online advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. TradeWise provides an option advisory service for self-directed investors. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.
We rely on external service providers to perform certain key functions.
We rely on a number of external service providers for certain key technology, processing, service and support functions. These include the services of other broker-dealers, market makers, exchanges and clearinghouses to execute and settle client orders. We contract with external providers for futures and foreign exchange clearing. External content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients. These service providers face technological, operational and security risks of their own. Any significant failures by them, including improper use or disclosure of our confidential client, employee or company information, could interrupt our business, cause us to incur losses and harm our reputation.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in 2010, requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The U.S. Department of Labor ("DOL") has enacted regulations changing the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA) and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and Individual Retirement Arrangements (IRAs). The DOL regulations will deem many of the investment, rollover and asset management recommendations from us to our clients regarding their retirement accounts fiduciary "investment advice" under ERISA. One of the most significant impacts on our business from the DOL regulations and related prohibited transaction exemptions will be the impact on our fee and compensation practices. For example, the regulations make investment advisors to retirement account clients subject to an ERISA fiduciary duty standard and the exemptions seek to reduce conflicts of interest stemming from fee differentials and compensation incentives that could lead to a misalignment of the interests of advisors and their retirement investor clients. The exemptions, when used, will also require certain new client contracts, adherence to "impartial conduct standards" (including a requirement to act in the "best interest" of retirement clients when providing investment advice), the adoption of related policies and procedures and the making of extensive website and other disclosures to retirement investors and the DOL. One way to comply is to use the best interest contract exemption in connection with certain advice activities, which will subject us to an increased risk of class actions and other litigation and regulatory risks. Additional rulemaking or legislative action could negatively impact our business and financial results. While we have not yet been required to make other material changes to our business or operations as a result of the Dodd-Frank Act or other rulemaking or legislative action, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, DOL, banking regulators and other regulatory agencies may be, how the courts and regulators might interpret these rules and what impact this will have on our compliance costs, business, operations and profitability.
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
The SEC, FINRA, CFTC, NFA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers, FCMs and FDMs. Net capital is a measure of a broker-dealer's, an FCM's or an FDM's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Our broker-dealer and FCM/FDM subsidiaries are required to comply with net capital requirements. If we fail to maintain the required net capital, the SEC or the CFTC could suspend or revoke our registration, and FINRA or the NFA could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, then our operations that require capital could be limited. A large operating loss or charge against net capital could have a material adverse effect on our ability to maintain or expand our business.
Extensive regulation and regulatory uncertainties could harm our business.
The securities industry is subject to extensive regulation by federal, state, international government and self-regulatory agencies, and financial services companies are subject to regulations covering all aspects of the securities business. Regulations are intended to ensure the integrity of financial markets, appropriate capitalization of broker-dealers, FCMs and FDMs and the protection of clients and their assets. These regulations often serve to limit our business activities through capital, client protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. Federal, state, self-regulatory organizations and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a regulated entity or any of its officers or employees. We could fail to establish and enforce procedures to comply with applicable regulations, which could have a material adverse effect on our business.
Past turmoil in the financial markets has contributed to changes in laws and regulations, heightened scrutiny of the conduct of financial services firms and increasing penalties for violations of applicable laws and regulations. We may be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations or more rigorous enforcement. The new laws and regulations may be complex, and we may not have the benefit of regulatory or federal interpretations to guide us in compliance. Changes in laws and regulations or new interpretations of existing laws and regulations also can have adverse effects on our methods and costs of doing business. We also may be adversely affected by other regulatory changes related to suitability of financial products, supervision, sales practices, application of fiduciary standards, best execution and market structure, which could limit the Company's business. Because TD, among other things, owns more than 25% of our common stock, we are considered a non-bank subsidiary of TD under the Bank Holding Company Act of 1956 (the "BHC Act").  As a result, under the BHC Act, we are subject to the supervision and regulation of the Federal Reserve.  These banking regulations limit the activities and the types of businesses that we may conduct and the types of companies we may acquire, and under these regulations the Federal Reserve could impose significant limitations on our current business and operations.  TD is currently regulated as a "financial holding company" under the BHC Act, which allows TD and us to engage in a much broader set of activities than would otherwise be permitted under the BHC Act.  Any failure of TD to maintain its status as a financial holding company could result in substantial limitations on certain of our activities.
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

Risk Factors Relating to the Scottrade Acquisition
The planned acquisition of Scottrade presents many risks that we may not realize the financial and strategic goals that were contemplated at the time we agreed to enter into the transaction.

Risks we face in connection with our acquisition and integration of Scottrade include that:

•
we may be unable to obtain required approvals from governmental authorities on a timely basis, if at all, which could, among other things, delay or prevent us from completing the transaction, otherwise restrict our ability to realize the expected financial or strategic goals of the acquisition or have other adverse effects on our business and results of operations;

•
TD Bank, N.A.'s acquisition of Scottrade Bank as provided in the definitive agreement may be delayed or not be completed due to regulatory or other reasons, which could delay or prevent the acquisition of Scottrade Financial Services, Inc.;

•
it is possible that other closing conditions to the Scottrade acquisition may not be satisfied or waived, preventing the consummation of the transaction, which could involve damages for failing to close the transaction;

•	our ongoing business may be disrupted and our management's attention may be diverted by acquisition and integration activities;

•
the Scottrade acquisition might not further our business strategy as we expected, we might not integrate Scottrade's business or technology as successfully as we expected, or we might overpay for Scottrade or otherwise not realize the expected return on our investment to the extent or in the timeframe forecasted, which could adversely affect our business or results of operations;

•
we may not realize the benefits or cost savings anticipated to be derived from the Scottrade acquisition as initially predicted, if at all for a number of reasons, including if a larger than predicted number of customers decide not to continue to use Scottrade's or our services;

•
we face numerous risks and uncertainties combining and integrating our businesses and systems with Scottrade's, including the need to combine or separate business activities, accounting and data processing systems and management controls and to integrate relationships with customers and business counterparties;

•	we could fail to retain and integrate key Scottrade personnel who are critical to the successful operation and integration of the business;

•
our results of operations or financial condition could be adversely impacted by: claims or liabilities that we assume from Scottrade or that are otherwise related to the acquisition, including claims made by government agencies, terminated employees, current or former customers, former stockholders or other third parties; contractual relationships of Scottrade that we would not have entered into but for the merger, the termination or modification of which may be costly or disruptive to our business; unfavorable revenue recognition or other accounting treatment as a result of Scottrade's practices; and intellectual property claims or disputes;

•
we may have failed to identify or assess the magnitude of liabilities, shortcomings or other circumstances of Scottrade, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, a loss of anticipated tax benefits or other adverse effects on our business, results of operations or financial condition;

•	we may have difficulty incorporating Scottrade's technologies with our existing technologies and product lines while maintaining uniform standards, architecture, controls, procedures and policies;

•	we could experience additional or unexpected changes in how we are required to account for the acquisition pursuant to U.S. generally accepted accounting principles;

•
we will incur transaction expenses, including legal, regulatory and other costs associated with consummating the transaction, as well as expenses related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs;

•	our use of cash to pay for the acquisition can be expected to limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	we expect to issue debt to finance the acquisition, which can be expected to increase our interest expense, leverage and debt service requirements; and

•
because we will be issuing common equity in connection with the acquisition, our existing stockholders will be diluted, earnings per share may decrease, and the market price of our common stock might decrease.

We will need to successfully manage the integration of Scottrade and future growth effectively. Integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Managing future growth also may be difficult due to the expanded geographic locations acquired as part of the Scottrade transaction.
As a result of these risks and challenges, we may not realize the full benefits that we anticipate from the proposed transaction in a timely manner or at all. There can be no assurance that we will be able to successfully integrate the operations of Scottrade and accurately anticipate and respond to the changing demands we will face as part of the integration. We may not be able to manage growth effectively or to achieve growth at all. Failure to manage the integration of Scottrade and future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.
Acquisitions involve risks that could adversely affect our business.
We may pursue other acquisitions of businesses and technologies. Acquisitions entail numerous risks, including:

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
We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. However, opportunities may arise from time to time that we will evaluate. Any transactions that we consummate would involve risks and uncertainties to us. These risks could cause the failure of any anticipated benefits of an acquisition to be realized, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•
sales of a substantial number of shares of our common stock by TD and J. Joe Ricketts, our founder, certain members of his family and trusts held for their benefit, who have registration rights covering approximately 223 million shares and 59 million shares, respectively, of our common stock; and

•
increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, changes in the interest rate environment or in market expectations regarding the interest rate environment and variations between estimated financial results and actual financial results.

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
Under our revolving credit facilities, we are also required to maintain compliance with a maximum consolidated leverage ratio covenant (not to exceed 3.00:1.00) and a minimum consolidated interest coverage ratio covenant (not less than 4.00:1:00). TDAC is required to maintain compliance with a minimum consolidated tangible net worth covenant and our broker-dealer and FCM/FDM subsidiaries are required to maintain compliance with minimum regulatory net capital covenants. As a result of the covenants and restrictions contained in the revolving credit facilities and our senior unsecured notes, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants or be able to obtain waivers for noncompliance in the future. A failure to comply with these covenants could have a material adverse effect on our financial condition by impairing our ability to secure and maintain financing.
Our corporate debt level may limit our ability to obtain additional financing.
As of September 30, 2016, we had approximately $1.75 billion of long-term debt, consisting of:

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
TD exercises significant influence over TD Ameritrade.
As of October 1, 2016, TD owned approximately 42% of our outstanding common stock. As a result, TD will generally have the ability to significantly influence the outcome of any matter submitted to a vote of our stockholders and as a result of its significant share ownership in TD Ameritrade, TD may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD, but not necessarily favorable to our other stockholders.
The stockholders agreement provides that TD may designate five of the twelve members of our board of directors, subject to adjustment based on TD's ownership positions in TD Ameritrade. As of October 1, 2016, based on its ownership positions, TD has the right to designate five members of our board of directors. Accordingly, TD is able to significantly influence the outcome of all matters that come before our board.
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
We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement between us and affiliates of TD provides a significant portion of our revenue. This agreement enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter. During fiscal 2016, net revenues related to this agreement accounted for approximately 28% of our net revenues. For fiscal year 2016, the average balance of client cash swept to our insured deposit account offering was $84 billion. The average yield earned on the insured deposit account balances was 89 basis points higher than the average net yield earned on segregated cash balances during fiscal 2016. The termination or adverse modification of this agreement without replacing it on comparable terms with a different counterparty, which may not be available, could have a material adverse effect on our business, financial condition and results of operations. If this agreement was terminated or adversely modified and we were permitted to establish our own bank charter for purposes of offering an FDIC-insured deposit product, we would be required to establish and maintain significant levels of capital within a bank subsidiary. We would also be subject to various other risks associated with banking, including credit risk on loans and investments, liquidity risk associated with bank balance sheet management, operational risks associated with banking systems and infrastructure and additional regulatory requirements and supervision.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Company-owned corporate headquarters facility is located in Omaha, Nebraska and provides more than 500,000 square feet of building space. Our headquarters facility has earned Leadership in Energy and Environmental Design (LEED) Platinum Certification, the highest level of distinction awarded by the U.S. Green Building Council. We also lease approximately 80,000 square feet of building space on property adjacent to the headquarters for administrative and operational facilities. These leases expire in 2020.
We lease approximately 195,000 and 140,000 square feet of building space for additional operations centers in Jersey City, New Jersey and Fort Worth, Texas, respectively. The Jersey City and Fort Worth leases expire in 2020. During October 2015, we purchased land in Southlake, Texas, on which we are currently constructing a new operations center. We intend to transition our Fort Worth operations to Southlake once construction of the new facility is completed, which is scheduled for 2017. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Michigan, Texas and Utah, and we own a data center facility in Richardson, Texas. We also lease over 100 branch offices located in large metropolitan areas in 33 states and the District of Columbia. We believe that our facilities are suitable and adequate to meet our needs.
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
Price Range of Common Stock
Prior to December 12, 2015, our common stock traded on the New York Stock Exchange ("NYSE") under the symbol "AMTD." On December 12, 2015, our common stock began trading on the Nasdaq Global Select Market under the symbol "AMTD." The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE through December 11, 2015 and the Nasdaq Global Select Market thereafter. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price For the Fiscal Year Ended September 30,
	2016		2015
	High	Low	High	Low
First Quarter	$37.90	$29.69	$37.08	$28.34
Second Quarter	$33.93	$24.88	$38.74	$32.07
Third Quarter	$32.93	$26.47	$39.05	$34.72
Fourth Quarter	$35.39	$26.37	$38.72	$30.22
The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 3, 2016 was $33.84 per share. As of that date there were 655 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 68,000 beneficial holders of our common stock.
Dividends
We declared and paid a $0.17 per share and a $0.15 per share quarterly cash dividend on our common stock during each quarter of fiscal years 2016 and 2015, respectively. On October 24, 2016, we declared an $0.18 per share quarterly cash dividend for the first quarter of fiscal 2017. We are scheduled to pay the quarterly cash dividend on November 22, 2016 to all holders of record of our common stock as of November 8, 2016. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.
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
The following graph and table set forth information comparing the cumulative total return through the end of the Company's most recent fiscal year from a $100 investment on September 30, 2011 in the Company's common stock, a broad-based stock index and the stocks comprising an industry peer group.

325
300
275
250
225
200
175
150
125
100
75
50
25
0
DOLLARS
9/30/11
9/30/12
9/30/13
9/30/14
9/30/15
9/30/16
TD Ameritrade Holding Corporation
S&P 500
Peer Group

	Period Ended
Index	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15	9/30/16
TD Ameritrade Holding Corporation	100.00	106.01	189.34	249.43	242.11	273.96
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
Peer Group	100.00	112.53	191.71	268.10	269.85	300.66
The Peer Group is comprised of the following companies that have significant retail brokerage operations:
E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2016 — July 31, 2016	893,739	$27.48	880,853	26,317,508
August 1, 2016 — August 31, 2016	—	$—	—	26,317,508
September 1, 2016 — September 30, 2016	337,522	$26.57	337,522	25,979,986
Total — Three months ended September 30, 2016	1,231,261	$27.23	1,218,375	25,979,986
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the fourth quarter of fiscal 2016.
During the quarter ended September 30, 2016, 12,886 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6.    Selected Financial Data

	Fiscal Year Ended September 30,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$3,327	$3,247	$3,123	$2,764	$2,641
Operating income	1,318	1,325	1,285	1,056	934
Net income	842	813	787	675	586
Earnings per share — basic	$1.59	$1.50	$1.43	$1.23	$1.07
Earnings per share — diluted	$1.58	$1.49	$1.42	$1.22	$1.06
Weighted average shares outstanding — basic	531	543	550	549	548
Weighted average shares outstanding — diluted	534	547	554	554	554
Dividends declared per share	$0.68	$0.60	$0.98	$0.86	$0.24

	As of September 30,
	2016	2015	2014	2013	2012
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,855	$1,978	$1,460	$1,062	$915
Investments available-for-sale, at fair value	757	—	—	13	70
Total assets	28,818	26,375	23,829	21,832	19,509
Notes payable and long-term obligations	1,817	1,800	1,249	1,048	1,346
Stockholders' equity	5,051	4,903	4,748	4,676	4,425

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; average commissions and transaction fees per trade; amounts of commissions and transaction fees, asset-based revenues, insured deposit account fees, net interest revenue and investment product fees; net interest margin; the average yield earned on insured deposit account assets; the effect of the FDIC surcharge on our insured deposit account fees; growth in spread-based and fee-based asset balances; amounts of total operating expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our clearinghouse deposit requirements.
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties, inability to obtain regulatory approval for our planned acquisition of Scottrade Financial Services, Inc. ("Scottrade"), including the completion of the merger between Scottrade Bank and TD Bank, N.A., delay or failure to close such transaction or meet other closing conditions and the other risks and uncertainties set forth under Item 1A — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made and do not include information related to the planned acquisition of Scottrade, except where Scottrade is referred to. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
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
Liquid assets available for corporate investing and financing activities — Liquid assets available for corporate investing and financing activities is a non-GAAP financial measure. We consider liquid assets available for corporate investing and financing activities to be an important measure of our liquidity. We define liquid assets available for corporate investing and financing activities as the sum of (a) corporate cash and cash equivalents and investments, excluding amounts being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries under intercompany credit agreements and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of a minimum operational target established by management ($50 million in the case of our introducing broker-dealer, TD Ameritrade, Inc.). We include the excess capital of our broker-dealer subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including broker-dealer cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the broker-dealer subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the broker-dealer subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities is based on more conservative measures of broker-dealer net capital than regulatory requirements because we generally manage to higher levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for cash and cash equivalents.
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
Financial Statement Overview
We provide securities brokerage and clearing services to our clients through our introducing and clearing broker-dealer subsidiaries. We also provide futures and foreign exchange trade execution services to our clients through our futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary. Substantially all of our net revenues are derived from our brokerage activities and clearing and execution services. Our primary focus is serving retail clients and independent registered investment advisors by providing services with straightforward, affordable pricing.
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
Interest on borrowings consists of interest expense on our long-term debt and other borrowings. Gain on sale of investments represents gains realized on corporate (non broker-dealer) investments.
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

Valuation of goodwill and acquired intangible assets
We test goodwill and our indefinite-lived acquired intangible asset for impairment on at least an annual basis, or whenever events occur or changes in circumstances indicate that the carrying values may not be recoverable. In the fourth quarter of fiscal 2016, we elected to prospectively change the date of our annual goodwill and indefinite-lived acquired intangible asset impairment tests from September 30 to July 1 of each year, commencing on July 1, 2016. The change in the impairment testing date is preferable as it provides us with additional time to complete our annual impairment testing in advance of our year-end reporting. In performing the goodwill impairment tests, we utilize quoted market prices of our common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting units based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from our annual goodwill impairment tests.
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
We review our finite-lived acquired intangible assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. We evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. We also evaluate the remaining useful lives of intangible assets each reporting period to determine if events or trends warrant a revision to the remaining period of amortization. We have had no events or trends that have warranted a material revision to the originally estimated useful lives.
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

Valuation of guarantees
We enter into guarantees in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. We record a liability for the estimated fair value of the guarantee at its inception. If actual results differ significantly from these estimates, our results of operations could be materially affected. For further details regarding our guarantees, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: "Guarantees" under Note 13 — Commitments and Contingencies and "Insured Deposit Account Agreement" under Note 19 — Related Party Transactions.
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
Financial Performance Metrics
Net income, diluted earnings per share and EBITDA are key metrics we use in evaluating our financial performance. Net income and diluted earnings per share are GAAP financial measures and EBITDA is a non-GAAP financial measure.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Fiscal Year Ended September 30,
	2016		2015		2014
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income	$842	25.3%	$813	25.0%	$787	25.2%
Add:
Depreciation and amortization	92	2.8%	91	2.8%	95	3.0%
Amortization of acquired intangible assets	86	2.6%	90	2.8%	90	2.9%
Interest on borrowings	53	1.6%	43	1.3%	25	0.8%
Provision for income taxes	423	12.7%	475	14.6%	483	15.5%
EBITDA	$1,496	45.0%	$1,512	46.6%	$1,480	47.4%
Fiscal Year Ended September 30, 2016 Compared to Fiscal Year Ended September 30, 2015
Our net income increased 4% for fiscal 2016 compared to fiscal 2015, primarily due to an increase in net revenues and a lower effective tax rate, partially offset by an increase in operating expenses and interest on borrowings during fiscal 2016 and a $7 million gain on sale of investments during the prior year. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA decreased 1% for fiscal 2016 compared to fiscal 2015, primarily due to an increase in operating expenses excluding depreciation and amortization during fiscal 2016 and a $7 million gain on sale of investments during the prior year, partially offset by an increase in net revenues.
Our diluted earnings per share increased 6% to $1.58 for fiscal 2016 compared to $1.49 for fiscal 2015, primarily due to higher net income and a 2% decrease in average diluted shares outstanding as a result of our stock repurchase programs. Based on our expectations for net revenues and expenses, we expect diluted earnings per share to range from $1.50 to $1.80 for fiscal year 2017, depending largely on the level of client trading activity, client asset growth and the level of interest rates. Details regarding our fiscal year 2017 expectations for net revenues and expenses are presented later in this discussion.
Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014
Our net income increased 3% for fiscal 2015 compared to fiscal 2014, primarily due to an increase in net revenues and a lower effective tax rate, partially offset by an increase in operating expenses and interest on borrowings.
Our EBITDA increased 2% for fiscal 2015 compared to fiscal 2014, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 5% to $1.49 for fiscal 2015 compared to $1.42 for fiscal 2014, primarily due to higher net income and a 1% decrease in average diluted shares outstanding as a result of our stock repurchase programs.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2016, asset-based revenues and transaction-based revenues accounted for 57% and 41% of our net revenues, respectively. Asset-based revenues consist of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Fiscal Year			'16 vs. '15 Increase/ (Decrease)	'15 vs. '14 Increase/ (Decrease)
	2016	2015	2014
Average insured deposit account balances	$83,706	$75,737	$72,933	$7,969	$2,804
Average interest-earning assets	22,652	20,223	18,541	2,429	1,682
Average spread-based balances	$106,358	$95,960	$91,474	$10,398	$4,486
Insured deposit account fee revenue	$926	$839	$820	$87	$19
Net interest revenue	595	622	581	(27)	41
Spread-based revenue	$1,521	$1,461	$1,401	$60	$60
Average yield — insured deposit account fees	1.09%	1.09%	1.11%	0.00%	(0.02)%
Average yield — interest-earning assets	2.59%	3.03%	3.09%	(0.44)%	(0.06)%
Net interest margin (NIM)	1.41%	1.50%	1.51%	(0.09)%	(0.01)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Fiscal Year			'16 vs. '15 Increase/ (Decrease)	'15 vs. '14 Increase/ (Decrease)
	2016	2015	2014
Segregated cash	$15	$5	$7	$10	$(2)
Client margin balances	436	443	405	(7)	38
Securities lending/borrowing, net	141	174	169	(33)	5
Other cash and interest-earning investments	5	1	1	4	—
Client credit balances	(2)	(1)	(1)	(1)	—
Net interest revenue	$595	$622	$581	$(27)	$41

	Average Balance Fiscal Year			'16 vs. '15 % Change	'15 vs. '14 % Change
	2016	2015	2014
Segregated cash	$7,034	$4,683	$5,307	50%	(12)%
Client margin balances	11,751	12,113	10,493	(3)%	15%
Securities borrowing	932	924	1,085	1%	(15)%
Other cash and interest-earning investments	2,935	2,503	1,656	17%	51%
Interest-earning assets	$22,652	$20,223	$18,541	12%	9%
Client credit balances	$14,669	$12,440	$11,240	18%	11%
Securities lending	2,084	2,258	2,513	(8)%	(10)%
Interest-bearing liabilities	$16,753	$14,698	$13,753	14%	7%

	Average Yield (Cost) Fiscal Year			'16 vs. '15 Net Yield Increase/ (Decrease)	'15 vs. '14 Net Yield Increase/ (Decrease)
	2016	2015	2014
Segregated cash	0.21%	0.11%	0.13%	0.10%	(0.02)%
Client margin balances	3.65%	3.60%	3.81%	0.05%	(0.21)%
Other cash and interest-earning investments	0.18%	0.04%	0.07%	0.14%	(0.03)%
Client credit balances	(0.01)%	(0.01)%	(0.01)%	0.00%	0.00%
Net interest revenue	2.59%	3.03%	3.09%	(0.44)%	(0.06)%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Fiscal Year			'16 vs. '15 Increase/ (Decrease)	'15 vs. '14 Increase/ (Decrease)
	2016	2015	2014
Money market mutual fund	$11	$—	$—	$11	$—
Market fee-based investment balances	363	334	309	29	25
Total investment product fees	$374	$334	$309	$40	$25

	Average Balance Fiscal Year			'16 vs. '15 % Change	'15 vs. '14 % Change
	2016	2015	2014
Money market mutual fund	$5,671	$5,620	$5,306	1%	6%
Market fee-based investment balances	155,063	150,431	131,360	3%	15%
Total fee-based investment balances	$160,734	$156,051	$136,666	3%	14%

	Average Yield Fiscal Year			'16 vs. '15 Increase/ (Decrease)	'15 vs. '14 Increase/ (Decrease)
	2016	2015	2014
Money market mutual fund	0.19%	0.01%	0.00%	0.18%	0.01%
Market fee-based investment balances	0.23%	0.22%	0.23%	0.01%	(0.01)%
Total investment product fees	0.23%	0.21%	0.22%	0.02%	(0.01)%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year			'16 vs. '15 % Change	'15 vs. '14 % Change
	2016	2015	2014
Total trades (in millions)	116.66	115.85	106.94	1%	8%
Average client trades per day	462,918	461,541	426,888	0%	8%
Trading days	252.0	251.0	250.5	0%	0%
Average commissions and transaction fees per trade	$11.76	$12.09	$12.62	(3)%	(4)%
Order routing revenue (in millions)	$299	$299	$304	0%	(2)%
Average order routing revenue per trade(1)	$2.56	$2.58	$2.84	(1)%	(9)%

(1)    Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2016	2015	2014
Funded accounts (beginning of year)	6,621,000	6,301,000	5,993,000
Funded accounts (end of year)	6,950,000	6,621,000	6,301,000
Percentage change during year	5%	5%	5%
Client assets (beginning of year, in billions)	$667.4	$653.1	$555.9
Client assets (end of year, in billions)	$773.8	$667.4	$653.1
Percentage change during year	16%	2%	17%
Net new assets (in billions)	$60.3	$63.0	$53.4
Net new assets growth rate	9%	10%	10%

Consolidated Statements of Income Data
The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			'16 vs. '15 % Change	'15 vs. '14 % Change
	2016	2015	2014
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,372	$1,401	$1,351	(2)%	4%
Asset-based revenues:
Insured deposit account fees	926	839	820	10%	2%
Net interest revenue	595	622	581	(4)%	7%
Investment product fees	374	334	309	12%	8%
Total asset-based revenues	1,895	1,795	1,710	6%	5%
Other revenues	60	51	62	18%	(18)%
Net revenues	3,327	3,247	3,123	2%	4%
Operating expenses:
Employee compensation and benefits	839	807	760	4%	6%
Clearing and execution costs	136	148	134	(8)%	10%
Communications	137	125	116	10%	8%
Occupancy and equipment costs	171	163	156	5%	4%
Depreciation and amortization	92	91	95	1%	(4)%
Amortization of acquired intangible assets	86	90	90	(4)%	0%
Professional services	178	159	155	12%	3%
Advertising	260	248	250	5%	(1)%
Other	110	91	82	21%	11%
Total operating expenses	2,009	1,922	1,838	5%	5%
Operating income	1,318	1,325	1,285	(1)%	3%
Other expense (income):
Interest on borrowings	53	43	25	23%	72%
Gain on sale of investments	—	(7)	(10)	(100)%	(30)%
Other	—	1	—	(100)%	N/A
Total other expense (income)	53	37	15	43%	147%
Pre-tax income	1,265	1,288	1,270	(2)%	1%
Provision for income taxes	423	475	483	(11)%	(2)%
Net income	$842	$813	$787	4%	3%
Other information:
Effective income tax rate	33.4%	36.9%	38.0%
Average debt outstanding	$1,748	$1,564	$1,106	12%	41%
Effective interest rate incurred on borrowings	3.03%	2.73%	2.20%

Fiscal Year Ended September 30, 2016 Compared to Fiscal Year Ended September 30, 2015
Net Revenues
Commissions and transaction fees decreased 2% to $1.37 billion, primarily due to lower average commissions and transaction fees per trade, slightly offset by increased client trading activity. Average commissions and transaction fees per trade decreased to $11.76 from $12.09, primarily due to lower average contracts per trade on option and futures trades and a slightly higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry. Total trades increased 1% as average client trades per day increased slightly to 462,918 for fiscal 2016 compared to 461,541 for fiscal 2015, and there was one more trading day during fiscal 2016 compared to fiscal 2015. We expect average commissions and transaction fees to decrease to between $11.50 and $11.75 per trade during fiscal 2017, depending on the mix of client trading activity, level of order routing revenue and other factors. We expect revenues from commissions and transaction fees to range from $1.37 billion to $1.49 billion for fiscal 2017, depending on the volume of client trading activity, average commissions and transaction fees per trade and other factors.
Asset-based revenues, which consist of insured deposit account fees, net interest revenue and investment product fees, increased 6% to $1.90 billion primarily due to an 11% increase in average spread-based assets, an increase of 2 basis points in the average yield earned on total fee-based investment balances and the deferral of $10 million of revenue during fiscal 2015 related to an Amerivest® fee rebate offer, as described below. These increases were partially offset by a decrease of 9 basis points in net interest margin to 1.41%, as the benefit realized on the December 2015 federal funds rate increase was more than offset by a decrease in net interest revenue from our securities borrowing/lending program and the impact of lower average client margin balances, which earn a larger net interest spread, as well as higher average cash balances, which earn a lower net interest spread. On December 16, 2015, the Federal Open Market Committee increased the target range for the federal funds rate by 0.25% to between 0.25% and 0.50%. We expect net interest margin to decrease to between 1.27% and 1.38% for fiscal 2017, depending largely on the interest rate environment. We expect asset-based revenues to range between $1.86 billion and $2.10 billion for fiscal 2017, as we expect growth in spread-based and fee-based asset balances to be partially offset by a decrease in net interest margin. The low end of this estimated range assumes no change in the federal funds rate and a flattening of interest rates across the LIBOR yield curve for fiscal 2017. The high end of the estimated range assumes an increase in the federal funds rate and in interest rates across the LIBOR yield curve for fiscal 2017.
Insured deposit account fees increased 10% to $926 million, primarily due to an 11% increase in average client IDA balances. The average yield earned on the IDA assets was unchanged at 1.09% for fiscal year 2016, as the benefit realized on the December 2015 federal funds rate increase was partially offset by an increase in the IDA servicing fee due to more balances being kept in floating-rate investments and due to a $5 million FDIC surcharge during the fourth quarter of fiscal 2016. On March 15, 2016, the FDIC announced its final rule to increase the deposit insurance fund to a statutorily required minimum level by imposing a surcharge on quarterly assessments. We expect the FDIC surcharge to decrease our insured deposit account fees by approximately $5 million per quarter, reducing the average yield earned on the IDA assets by approximately 2.5 basis points. We expect insured deposit account fees to range between $870 million and $955 million for fiscal 2017, as we expect growth in the average IDA balances to be offset by a decrease in the expected average yield earned on IDA assets. We expect the average yield earned on IDA assets will decrease to between 0.95% and 1.00%, primarily due to balance growth and maturities of investments within the IDA portfolio being invested at lower rates and due to the impact of the FDIC surcharge. For more information about the IDA agreement, please see Note 19 — Related Party Transactions under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
Net interest revenue decreased 4% to $595 million, primarily due to a $33 million decrease in net interest revenue from our securities borrowing/lending program and a 3% decrease in average client margin balances, partially offset by increases in the average yields earned on segregated cash, client margin and other cash and interest-earning investment balances as a result of the December 2015 federal funds rate increase. We expect net interest revenue to range from $585 million to $710 million for fiscal 2017, depending on the extent of balance growth, demand for stock lending and the nature of the interest rate environment.
Investment product fees increased 12% to $374 million, primarily due to an increase of 2 basis points in the average yield earned on total fee-based investment balances, which includes the impact of the December 2015 federal funds rate increase, a 3% increase in average market fee-based investment balances and a $10 million revenue deferral during the prior year related to an Amerivest® fee rebate offer. For client assets subject to the Amerivest® fee rebate offer, if the model portfolio in which the client is invested experiences two consecutive quarters of negative performance (before advisory fees), the Company will refund the advisory fees for both quarters to the client. Several of the portfolios experienced negative performance for the last two quarters of fiscal 2015, therefore recognition of the revenue for the related advisory fees was deferred. Approximately $7 million of the deferred advisory fee revenue during fiscal 2015 represented rebate obligations that were paid during early fiscal 2016. The Amerivest® fee rebate offer concluded on October 5, 2016, therefore the quarter ending September 30, 2017 will be the last period subject to the rebate offer. We expect investment product fees to increase to between $405 million and $430 million for fiscal 2017, primarily due to expected growth in average fee-based investment balances.
Other revenues increased 18% to $60 million, primarily due to increased fees from processing corporate securities reorganizations during fiscal 2016 and unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries during the prior year.
Operating Expenses
Total operating expenses increased 5% to $2.01 billion during fiscal 2016. We expect total operating expenses to range from $1.98 billion to $2.06 billion for fiscal 2017.
Employee compensation and benefits expense increased 4% to $839 million, primarily due to annual merit increases, additional costs of $10 million related to organizational changes and higher health insurance costs. The average number of full-time equivalent employees increased to 5,858 for fiscal 2016 compared to 5,826 for fiscal 2015.
Clearing and execution costs decreased 8% to $136 million, primarily due to lower option trade execution costs resulting from decreased option trading activity and fee reductions by the Options Clearing Corporation during fiscal 2016, including a $5 million benefit from a retroactive fee decrease during the first quarter of fiscal 2016.
Communications expense increased 10% to $137 million, primarily due to increased costs for quotes and market information.
Occupancy and equipment costs increased 5% to $171 million, primarily due to increased software maintenance and facilities expenses.
Professional services expense increased 12% to $178 million, primarily due to increased consulting and contract services in connection with operational, technology and acquisition-related initiatives.
Advertising expense increased 5% to $260 million primarily due to increased advertising in connection with our sponsorship of the Summer Olympics.
Other operating expenses increased 21% to $110 million, primarily due to $11 million of service contract termination costs, the impact of an $8 million insurance recovery during the prior year, higher losses on the disposal of property of $7 million and a $3 million recovery of money market funds from the final distribution of The Reserve Primary Fund during the prior year. These increases were partially offset by a decrease in bad debt expense and lower litigation, arbitration and regulatory losses.
Other Expense and Income Taxes
Interest on borrowings increased 23% to $53 million, primarily due to a 12% increase in average debt outstanding and an increase of 30 basis points in the average effective interest rate incurred on our debt. The increase in average debt outstanding was primarily due to our issuance, on March 4, 2015, of $750 million of 2.950% Senior Notes due April 1, 2022 for general corporate purposes, including liquidity for operational contingencies.
Our effective income tax rate was 33.4% for fiscal 2016, compared to 36.9% for fiscal 2015. The effective tax rate for fiscal 2016 was impacted by $39 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a state court decision. The effective income tax rate was also impacted by an $18 million favorable tax benefit claimed during fiscal year 2016 for federal deductions and tax credits related to calendar tax year 2012 through September 30, 2016 and $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on our earnings of approximately twelve cents per share. The effective tax rate for fiscal 2015 included $22 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for fiscal 2015 by approximately four cents per share. We expect our effective income tax rate to range from 37% to 38% for fiscal 2017, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
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
Asset-based revenues increased 5% to $1.80 billion, primarily due to a 5% increase in average spread-based assets and a 15% increase in average market fee-based investment balances, partially offset by a decrease of 1 basis point in the net interest margin earned on spread-based assets and the deferral of $10 million of revenue during fiscal 2015 related to an Amerivest® fee rebate offer, as described below. Our net interest margin was 1.50% for fiscal 2015, compared to 1.51% for the prior year, primarily due to lower average yields earned on client margin and insured deposit account balances.
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
Investment product fees increased 8% to $334 million, primarily due to a 15% increase in average market fee-based investment balances, partially offset by the deferral of $10 million of revenue during fiscal 2015 related to an Amerivest® fee rebate offer. Approximately $7 million of the deferred advisory fee revenue during fiscal 2015 represented rebate obligations that were paid during early fiscal 2016.
Other revenues decreased 18% to $51 million, primarily due to lower client education revenue and unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries.
Operating Expenses
Total operating expenses increased 5% to $1.92 billion during fiscal 2015 compared to fiscal 2014.
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
Our effective income tax rate was 36.9% for fiscal 2015, compared to 38.0% for fiscal 2014. The effective tax rate for fiscal 2015 included $22 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for fiscal 2015 by approximately four cents per share. The effective tax rate for fiscal 2014 included $10 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on our earnings for fiscal 2014 of approximately one cent per share.
Liquidity and Capital Resources
As a holding company, TD Ameritrade Holding Corporation conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2016 were financed primarily from our subsidiaries' earnings and cash on hand. We plan to finance our ordinary capital and liquidity needs in fiscal 2017 primarily from our subsidiaries' earnings, cash on hand and borrowings. During fiscal 2017, we plan to return approximately 40% of our net income excluding amortization of intangible assets to our stockholders through cash dividends. For more information about our dividends, see "Cash Dividends" later in this section.
We intend to fund the acquisition of Scottrade with new common equity, cash on hand and debt financing. The Scottrade acquisition is expected to close by September 30, 2017. For further information about the Scottrade acquisition, please see Note 22 — Subsequent Event under Item 8, Financial Statements and Supplementary Information — Notes to Consolidated Financial Statements.
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
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement. TD Ameritrade Futures & Forex LLC ("TDAFF"), our FCM and FDM subsidiary, must provide notice to the CFTC if its adjusted net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (b) 150% of its $1.0 million minimum dollar requirement, or (c) 110% of $20.0 million plus 5% of all liabilities owed to forex clients in excess of $10.0 million. These broker-dealer, FCM and FDM net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulations 1.12 and 5.6, are typically referred to as "early warning" net capital thresholds.
The following tables summarize our broker-dealer and FCM/FDM subsidiaries net capital and adjusted net capital, respectively, as of September 30, 2016 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,719	$720	$999
TD Ameritrade, Inc.	$139	$0.3	$138

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$117	$24	$93
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. TDAC had $335 million and $540 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of

September 30, 2016 and 2015, respectively. The largest amount of TDAC cash and investments ever deposited with clearing organizations was approximately $714 million, which occurred in October 2015.
TDAC's liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and lending of client margin securities. Cash balances in client brokerage accounts were $18.7 billion and $15.7 billion as of September 30, 2016 and 2015, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $8.4 billion and $6.0 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of September 30, 2016 and 2015, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under Loan Facilities – TD Ameritrade Clearing, Inc. Credit Agreement later in this section. There were no borrowings outstanding on this facility as of September 30, 2016.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for a committed revolving loan facility of $700 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under Loan Facilities – Intercompany Credit Agreements later in this section. There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2016.
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
We define liquid assets available for corporate investing and financing activities as the sum of (a) corporate cash and cash equivalents and investments, excluding amounts being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM/FDM subsidiaries under intercompany credit agreements and (b) regulatory net capital of (i) our clearing broker-dealer subsidiary in excess of 10% of aggregate debit items and (ii) our introducing broker-dealer subsidiary in excess of a minimum operational target established by management ($50 million in the case of our introducing broker-dealer, TD Ameritrade, Inc.). Liquid assets available for corporate investing and financing activities is based on more conservative measures of broker-dealer net capital than regulatory requirements because we generally manage to higher levels of net capital at the broker-dealer subsidiaries than the regulatory thresholds require.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

		September 30,		Change
		2016	2015
Cash and cash equivalents		$1,855	$1,978	$(123)
Less:	Non-corporate cash and cash equivalents	(1,395)	(909)	(486)
Corporate cash and cash equivalents		460	1,069	(609)
Corporate investments		757	—	757
Less:	Corporate liquidity maintained for operational contingencies	(773)	(750)	(23)
	Excess corporate cash and cash equivalents and investments	444	319	125
Excess broker-dealer regulatory net capital		369	211	158
Liquid assets available for corporate investing and financing activities		$813	$530	$283
The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2015		$530
Plus:	EBITDA(1)	1,496
	Reduction in net capital requirement due to decrease in aggregate debits	109
	Other changes in working capital and regulatory net capital	140
Less:	Income taxes paid	(519)
	Payment of cash dividends	(362)
	Purchase of treasury stock	(352)
	Purchase of property and equipment	(105)
	Interest paid	(54)
	Purchase of treasury stock for income tax withholding on stock-based compensation	(30)
	Increase in corporate liquidity maintained for operational contingencies	(23)
	Changes in net capital related to daily futures client cash sweep	(17)
Liquid assets available for corporate investing and financing activities as of September 30, 2016		$813

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.

Loan Facilities
The following is a summary of our long-term debt and credit facilities. For additional details, please see Note 8 — Long-term Debt under Item 8, Financial Statements and Supplementary Information — Notes to Consolidated Financial Statements.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of September 30, 2016, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.48%
TD Ameritrade Holding Corporation Credit Agreement - TD Ameritrade Holding Corporation (the "Parent") has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is June 11, 2019. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2016.
TD Ameritrade Clearing, Inc. Credit Agreement - TDAC has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is June 11, 2019. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2016.
Intercompany Credit Agreements - The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and uncommitted lines of credit as summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility (1)	Termination Date
TD Ameritrade Clearing, Inc.	$700	$300	March 1, 2022
TD Ameritrade, Inc.	$50	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$22.5	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2016.

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
On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During fiscal 2016, we repurchased approximately 4 million shares under this authorization at a weighted average purchase price of $29.37 per share. As of September 30, 2016, we had approximately 26 million shares remaining under the November 20, 2015 stock repurchase authorization. We plan to suspend further repurchases under our current stock repurchase authorization until after the completion of the Scottrade acquisition.
Cash Dividends
We declared $0.17 per share, $0.15 per share and $0.12 per share quarterly cash dividends on our common stock during each quarter of fiscal years 2016, 2015 and 2014, respectively. We also declared and paid a $0.50 per share special cash dividend on our common stock during the first quarter of fiscal 2014. We paid $362 million, $326 million and $540 million to fund the dividends for fiscal years 2016, 2015 and 2014, respectively.
On October 24, 2016, we declared an $0.18 per share quarterly cash dividend on our common stock for the first quarter of fiscal 2017. We expect to pay approximately $95 million on November 22, 2016 to fund the quarterly cash dividend.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 13 — Commitments and Contingencies and "Insured Deposit Account Agreement" under Note 19 — Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (28% of our net revenues for the fiscal year ended September 30, 2016) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2016 (dollars in millions):

	Total	Payments Due by Period (Fiscal Years):
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations		2017	2018-19	2020-21	After 2021
Long-term debt obligations(1)	$2,024	$49	$96	$571	$1,308
Operating lease obligations	342	58	109	71	104
Purchase obligations(2)	283	239	31	4	9
Income taxes payable(3)	98	98	—	—	—
Total	$2,747	$444	$236	$646	$1,421

(1)
Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps and the revolving credit facilities. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)
Purchase obligations primarily relate to agreements for goods and services such as building construction costs, property and equipment, software, telecommunications, market information, advertising and marketing, professional services, and employee compensation and benefits.

(3)
A significant portion of our income taxes payable as of September 30, 2016 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

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
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. As of September 30, 2016, our consolidated duration was 1.85 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and the IDA arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2016 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $100 million to $200 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $50 million to $70 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels despite the increase in the federal funds target range to 0.25% to 0.50% as directed by the Federal Open Market Committee in December 2015.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Ameritrade Holding Corporation at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD Ameritrade Holding Corporation's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
November 18, 2016

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and 2015

	2016	2015
	(In millions)
ASSETS
Cash and cash equivalents	$1,855	$1,978
Cash and investments segregated and on deposit for regulatory purposes	8,729	6,305
Receivable from brokers, dealers and clearing organizations	1,190	862
Receivable from clients, net	11,941	12,770
Receivable from affiliates	106	93
Other receivables, net	160	144
Securities owned, at fair value	331	425
Investments available-for-sale, at fair value	757	—
Property and equipment at cost, net	526	521
Goodwill	2,467	2,467
Acquired intangible assets, net	575	661
Other assets	181	149
Total assets	$28,818	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,040	$2,707
Payable to clients	19,055	16,035
Accounts payable and other liabilities	565	637
Payable to affiliates	9	6
Long-term debt	1,817	1,800
Deferred income taxes	281	287
Total liabilities	23,767	21,472
Stockholders' equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 631 million shares issued; 2016 — 526 million shares outstanding; 2015 — 537 million shares outstanding	6	6
Additional paid-in capital	1,670	1,649
Retained earnings	5,518	5,038
Treasury stock, common, at cost: 2016 — 105 million shares; 2015 — 94 million shares	(2,121)	(1,765)
Accumulated other comprehensive loss	(22)	(25)
Total stockholders' equity	5,051	4,903
Total liabilities and stockholders' equity	$28,818	$26,375
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,372	$1,401	$1,351
Asset-based revenues:
Insured deposit account fees	926	839	820
Net interest revenue	595	622	581
Investment product fees	374	334	309
Total asset-based revenues	1,895	1,795	1,710
Other revenues	60	51	62
Net revenues	3,327	3,247	3,123
Operating expenses:
Employee compensation and benefits	839	807	760
Clearing and execution costs	136	148	134
Communications	137	125	116
Occupancy and equipment costs	171	163	156
Depreciation and amortization	92	91	95
Amortization of acquired intangible assets	86	90	90
Professional services	178	159	155
Advertising	260	248	250
Other	110	91	82
Total operating expenses	2,009	1,922	1,838
Operating income	1,318	1,325	1,285
Other expense (income):
Interest on borrowings	53	43	25
Gain on sale of investments	—	(7)	(10)
Other	—	1	—
Total other expense (income)	53	37	15
Pre-tax income	1,265	1,288	1,270
Provision for income taxes	423	475	483
Net income	$842	$813	$787
Earnings per share — basic	$1.59	$1.50	$1.43
Earnings per share — diluted	$1.58	$1.49	$1.42
Weighted average shares outstanding — basic	531	543	550
Weighted average shares outstanding — diluted	534	547	554
Dividends declared per share	$0.68	$0.60	$0.98
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
	(In millions)
Net income	$842	$813	$787
Other comprehensive income (loss), before tax:
Cash flow hedging instruments:
Net unrealized loss	—	(15)	(29)
Reclassification adjustment for portion of realized loss amortized to net income	5	4	—
Total other comprehensive income (loss), before tax	5	(11)	(29)
Income tax effect	(2)	4	11
Total other comprehensive income (loss), net of tax	3	(7)	(18)
Comprehensive income	$845	$806	$769
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended September 30, 2016, 2015 and 2014

	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance, September 30, 2013	550	$4,676	$6	$1,592	$4,304	$(1,226)	$—
Net income	—	787	—	—	787	—	—
Other comprehensive loss, net of tax	—	(18)	—	—	—	—	(18)
Payment of cash dividends	—	(540)	—	—	(540)	—	—
Repurchases of common stock	(6)	(190)	—	—	—	(190)	—
Repurchases of common stock for income tax withholding on stock-based compensation	(1)	(17)	—	—	—	(17)	—
Common stock issued for stock-based compensation, including tax effects	2	18	—	(6)	—	24	—
Stock-based compensation expense	—	32	—	32	—	—	—
Balance, September 30, 2014	545	4,748	6	1,618	4,551	(1,409)	(18)
Net income	—	813	—	—	813	—	—
Other comprehensive loss, net of tax	—	(7)	—	—	—	—	(7)
Payment of cash dividends	—	(326)	—	—	(326)	—	—
Repurchases of common stock	(11)	(364)	—	—	—	(364)	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(23)	—	—	—	(23)	—
Common stock issued for stock-based compensation, including tax effects	3	26	—	(5)	—	31	—
Stock-based compensation expense	—	36	—	36	—	—	—
Balance, September 30, 2015	537	4,903	6	1,649	5,038	(1,765)	(25)
Net income	—	842	—	—	842	—	—
Other comprehensive income, net of tax	—	3	—	—	—	—	3
Payment of cash dividends	—	(362)	—	—	(362)	—	—
Repurchases of common stock	(12)	(352)	—	—	—	(352)	—
Repurchases of common stock for income tax withholding on stock-based compensation	(1)	(30)	—	—	—	(30)	—
Common stock issued for stock-based compensation, including tax effects	2	13	—	(13)	—	26	—
Stock-based compensation expense	—	34	—	34	—	—	—
Balance, September 30, 2016	526	$5,051	$6	$1,670	$5,518	$(2,121)	$(22)
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
	(In millions)
Cash flows from operating activities:
Net income	$842	$813	$787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	91	95
Amortization of acquired intangible assets	86	90	90
Deferred income taxes	(8)	(23)	(27)
Gain on sale of investments	—	(7)	(10)
Stock-based compensation	34	36	32
Excess tax benefits on stock-based compensation	(16)	(12)	(10)
Other, net	16	7	3
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(2,424)	(1,189)	778
Receivable from brokers, dealers and clearing organizations	(328)	246	240
Receivable from clients, net	829	(1,131)	(2,655)
Receivable from/payable to affiliates, net	(11)	6	19
Other receivables, net	(16)	3	(10)
Securities owned, at fair value	94	(92)	(10)
Other assets	(17)	45	(39)
Payable to brokers, dealers and clearing organizations	(667)	286	448
Payable to clients	3,020	1,538	1,314
Accounts payable and other liabilities	(58)	39	(20)
Net cash provided by operating activities	1,468	746	1,025
Cash flows from investing activities:
Purchase of property and equipment	(105)	(71)	(144)
Purchase of short-term investments	(605)	(506)	(4)
Proceeds from sale and maturity of short-term investments	604	504	4
Purchase of investments available-for-sale, at fair value	(757)	—	—
Proceeds from sale of investments available-for-sale, at fair value	—	—	13
Proceeds from sale of investments	—	10	12
Other, net	—	3	2
Net cash used in investing activities	(863)	(60)	(117)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,248	69
Payment of debt issuance costs	—	(11)	—
Principal payments on long-term debt	—	(569)	—
Proceeds from notes payable	—	—	230
Principal payments on notes payable	—	(150)	(80)
Payment of cash dividends	(362)	(326)	(540)
Proceeds from exercise of stock options	—	15	8
Purchase of treasury stock	(352)	(364)	(190)
Purchase of treasury stock for income tax withholding on stock-based compensation	(30)	(23)	(17)
Excess tax benefits on stock-based compensation	16	12	10
Net cash used in financing activities	(728)	(168)	(510)
Net increase (decrease) in cash and cash equivalents	(123)	518	398
Cash and cash equivalents at beginning of year	1,978	1,460	1,062
Cash and cash equivalents at end of year	$1,855	$1,978	$1,460
Supplemental cash flow information:
Interest paid	$54	$30	$30
Income taxes paid	$519	$498	$489
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2016, 2015 and 2014

1.	Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation — The consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent"), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries; futures and foreign exchange trade execution services through its futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary; and trustee, custodial and other trust-related services to retirement plans and other custodial accounts through its state-chartered trust company subsidiary. The Company also provides cash sweep and deposit account products through third-party relationships.
The Company's broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA") and the various exchanges in which they maintain membership. The Company's FCM/FDM subsidiary is subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). Dividends from the Company's broker-dealer, FCM/FDM and trust company subsidiaries are a source of liquidity for the Parent. Requirements of the SEC, FINRA and CFTC relating to liquidity, net capital standards and the use of client funds and securities may limit funds available for the payment of dividends from the broker-dealer and FCM/FDM subsidiaries to the holding company. State regulatory requirements may limit funds available for the payment of dividends from the trust company subsidiary to the holding company.
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
Change in Accounting Policy — In the fourth quarter of fiscal year 2016, the Company elected to prospectively change the date of its annual goodwill and indefinite-lived acquired intangible asset impairment tests from September 30 to July 1 of each year, commencing on July 1, 2016. The change in the impairment testing date is preferable as it provides the Company with additional time to complete its annual impairment testing in advance of its year-end reporting. The change in the testing date did not impact the Company's financial statements.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Investments available-for-sale — Investments available-for-sale are carried at fair value and unrealized gains and losses, net of deferred income taxes, are reflected as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Realized gains and losses on investments available-for-sale are determined on the specific identification method and are reflected on the Consolidated Statements of Income. As of September 30, 2016, investments available-for-sale consists of U.S. government debt securities with contractual maturities between one and five years. There were no material unrealized gains or losses on investments available-for-sale as of September 30, 2016 and 2015.
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
Goodwill — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable assets of the acquired company. The Company tests goodwill for impairment on an annual basis and more frequently as events occur or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In performing the impairment tests, the Company utilizes quoted market prices of the Company's common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company's reporting units based on operating revenues, and is compared with the carrying value of the reporting units. No impairment charges have resulted from the annual impairment tests.
Amortization of Acquired Intangible Assets — Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 23 years. The acquired intangible asset associated with a trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.
Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. The Company also evaluates

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization.
The Company tests its indefinite-lived acquired intangible asset for impairment on an annual basis and more frequently as events occur or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To determine if the indefinite-lived intangible asset is impaired, the Company first assesses certain qualitative factors. Based on this assessment, if it is determined that more likely than not the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company performs a quantitative impairment test. No impairment charges have resulted from the annual impairment tests.
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
Transaction-based Revenues — Client trades are recorded on a settlement-date basis with such trades generally settling within one to three business days after the trade date. Revenues and expenses related to client trades, including order routing revenue (also referred to as payment for order flow) and revenues from markups on riskless principal trades in fixed-income securities, are recorded on a trade-date basis. Revenues related to client trades are recorded net of promotional allowances. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.
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
During fiscal 2015, the Company introduced a fee rebate offer related to its Amerivest® investment program. For client assets subject to the rebate offer, if the model portfolio in which the client is invested experiences two consecutive quarters of negative performance (before advisory fees), the Company will refund the advisory fees for both quarters to the client. Advisory fee revenue subject to the rebate offer is recognized once the Company is no longer obligated to refund the fees to the client based on the rebate criteria. During fiscal 2016, the Company paid $8 million of rebate obligations to clients and deferred advisory fee revenue of $2 million was recognized in earnings. As of September 30, 2016, the Company had no rebate obligations or deferred advisory fee revenue associated with the offer. The Amerivest® fee rebate offer concluded on October 5, 2016, therefore the quarter ending September 30, 2017 will be the last period subject to the rebate offer. As of September 30, 2015, the Company had rebate obligations of $7 million and deferred advisory fee revenue of $3 million, which are included in payable to clients and accounts payable and other liabilities, respectively, on the Consolidated Balance Sheets.
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
Earnings Per Share — Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when such assumed exercise or conversion would have an antidilutive effect on EPS. The difference between the numerator and denominator used in the Company's computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation. The Company excluded from the calculation of diluted earnings per share 0.4 million shares underlying the stock-based compensation awards for fiscal year 2016 because their inclusion would have been antidilutive. There were no material antidilutive awards for fiscal years 2015 and 2014.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted. Therefore, ASU 2016-13 will be effective for the Company's fiscal year beginning on October 1, 2020, using a modified retrospective approach. The Company is currently assessing the impact this ASU will have on the Company's financial statements.
ASU 2016-09 — In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (2) tax effects of exercised or vested awards should be treated as discrete items in the period in which they occur; (3) excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period; (4) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively, retrospectively or using a modified retrospective transition method. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Therefore, ASU 2016-09 will be effective for the Company's fiscal year beginning October 1, 2017. The impact of ASU 2016-09 could be material to the Company's results of operations in future periods depending upon, among other things, the level of earnings and market price of the Company's common stock.
ASU 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in Accounting Standards Codification ("ASC") Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee will be required to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference from the previous guidance is that lease assets and liabilities arising from operating leases will be recognized in the statement of financial position. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will require an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Therefore, ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently assessing the impact this ASU will have on the Company's financial statements.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to issuing ASU 2014-09, the FASB issued the following standards for the purpose of clarifying certain aspects of ASU 2014-09:
•ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
•ASU 2016-10, Identifying Performance Obligations and Licensing; and
•ASU 2016-12, Narrow-Scope Improvements and Practical Expedients.
These subsequently issued ASU's have the same effective date and transition requirements as ASU 2014-09. The Company is currently assessing the impact that these revenue recognition standards will have on the Company's financial statements and is evaluating which adoption method to apply.

2.	Cash and Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	September 30,
	2016	2015
Broker-dealer subsidiaries	$1,153	$721
Corporate	460	1,069
Futures commission merchant and forex dealer member subsidiary	125	72
Trust company subsidiary	85	77
Investment advisory subsidiaries	32	39
Total	$1,855	$1,978
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, FCM/FDM and trust company subsidiaries to the parent company. Most of the trust company cash and cash equivalents arises from client transactions in the process of settlement, and therefore is generally not available for corporate purposes. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.

3.	Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	September 30,
	2016	2015
U.S. government debt securities	$6,523	$3,706
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,288	1,586
Cash in demand deposit accounts	657	802
Cash on deposit with futures commission merchants	186	136
U.S. government debt securities on deposit with futures commission merchant	75	75
Total	$8,729	$6,305

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in millions):

	September 30,
	2016	2015
Receivable:
Deposits paid for securities borrowed	$1,051	$664
Clearing organizations	116	190
Broker-dealers	16	2
Securities failed to deliver	7	6
Total	$1,190	$862
Payable:
Deposits received for securities loaned	$1,990	$2,653
Clearing organizations	27	19
Securities failed to receive	21	34
Broker-dealers	2	1
Total	$2,040	$2,707

5.	Allowance for Doubtful Accounts on Receivables
The following table summarizes activity in the Company's allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in millions):

	2016	2015	2014
Beginning balance	$12	$10	$15
Provision for doubtful accounts, net	2	6	3
Write-off of doubtful accounts	(5)	(4)	(8)
Ending balance	$9	$12	$10

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
Property and equipment consists of the following (dollars in millions):

	September 30,
	2016	2015
Buildings and building components	$269	$268
Computer equipment	240	233
Software	187	188
Leasehold improvements	159	161
Land	44	20
Building construction in process	12	—
Other property and equipment	75	76
	986	946
Less: Accumulated depreciation and amortization	(460)	(425)
Property and equipment at cost, net	$526	$521

7.	Goodwill and Acquired Intangible Assets
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. There were no material changes in the carrying amount of goodwill during the fiscal years ended September 30, 2016 and 2015.
Acquired intangible assets consist of the following (dollars in millions):

	September 30,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$1,228	$(799)	$429	$1,228	$(722)	$506
Technology and content	99	(99)	—	99	(90)	9
Trademark license	146	—	146	146	—	146
	$1,473	$(898)	$575	$1,473	$(812)	$661

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on acquired intangible assets was $86 million for fiscal year 2016 and $90 million for each of fiscal years 2015 and 2014. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2016 is as follows (dollars in millions):

Fiscal Year	Estimated Amortization Expense
2017	$76
2018	71
2019	68
2020	63
2021	53
Thereafter (to 2025)	98
Total	$429

8.	Long-term Debt
Long-term debt consists of the following (dollars in millions):

September 30, 2016	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$33	$531
2.950% Notes due 2022	750	(6)	—	744
3.625% Notes due 2025	500	(4)	46	542
Total long-term debt	$1,750	$(12)	$79	$1,817

September 30, 2015	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$40	$538
2.950% Notes due 2022	750	(7)	—	743
3.625% Notes due 2025	500	(4)	23	519
Total long-term debt	$1,750	$(13)	$63	$1,800

(1) Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal year maturities on long-term debt outstanding at September 30, 2016 are as follows (dollars in millions):

2017	$—
2018	—
2019	—
2020	500
2021	—
Thereafter	1,250
Total	$1,750
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
During fiscal 2015, the Company used the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the outstanding principal under its $500 million aggregate principal amount of 4.150% Senior Notes that matured on December 1, 2014 (the "2014 Notes"). In addition, the Company issued the 2022 Notes for general corporate purposes, including liquidity for operational contingencies.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of September 30, 2016, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.48%.
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

	2016	2015	2014
Gain (loss) on fair value of interest rate swaps	$16	$31	$(20)
Gain (loss) on fair value of hedged fixed-rate debt	(16)	(31)	20
Net gain (loss) recorded in interest on borrowings	$—	$—	$—
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
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under "Senior Notes" above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of September 30, 2016, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive loss, into interest on borrowings on the Consolidated Statements of Income within the next 12 months.
The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the fiscal years indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	2016	2015	2014
Forward-starting interest rate swaps	$—	$(15)	$(29)

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	September 30,
		2016	2015
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$79	$63
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the CFTC. The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of September 30, 2016 and 2015, the pay-variable interest rate swap counterparties had pledged $93 million and $77 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets.
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
As of September 30, 2016, the interest rate margin would have been 1.25% for Parent LIBOR loans and 0.25% for Base Rate loans, and the commitment fee was 0.15%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2016 and 2015.
The obligations under the Parent Revolving Facility are guaranteed by TDAOH and each "significant subsidiary" (as defined in SEC Rule 1-02(w) of Regulation S-X) of the Parent, other than broker-dealer subsidiaries, FCM/FDM subsidiaries and controlled foreign corporations. Currently, the only subsidiary guarantor of the obligations under the Parent Revolving Facility is TDAOH.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer and FCM/FDM subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2016.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC LIBOR loans") or (b) the federal funds effective rate plus an interest rate margin ("Fed Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.50% for both TDAC LIBOR loans and Fed Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company's public debt ratings. As of September 30, 2016, the interest rate margin would have been 1.00% for both TDAC LIBOR loans and Fed Funds Rate loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2016 and 2015.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2016.
Intercompany Credit Agreements — The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries as described below.
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
The intercompany credit agreement with TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM and FDM subsidiary, was established on March 29, 2015. Effective August 11, 2016, the agreement was amended and restated because TDAFF became a forex dealer member. The amended and restated agreement has an initial term of five years and will automatically renew for an additional five-year term, unless either party provides notice to the other of its intent to terminate not less than 30 days before the end of the then current term. Under the amended and restated agreement, TDAFF may borrow from the Parent, under a committed facility, up to 75% of the sum of 1) TDAFF's "residual interest target" as determined by TDAFF in accordance with applicable rules and regulations and 2) TDAFF's total retail forex obligation excess represented solely by TDAFF's deposit. As of September 30, 2016 and 2015, the loan commitment amount was $22.5 million and $13.5 million, respectively. Loans under the amended and restated facility bear interest at the same rate as borrowings under the TDAC Revolving Facility and must be repaid with interest on or before the termination date.
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2016 and 2015.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in millions):

	2016	2015	2014
Current expense (benefit):
Federal	$435	$470	$457
State	(4)	28	53
	431	498	510
Deferred expense (benefit):
Federal	(5)	(22)	(28)
State	(3)	(1)	1
	(8)	(23)	(27)
Provision for income taxes	$423	$475	$483
A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.8	3.0	3.1
Adjustments to estimated state income taxes	(0.2)	0.1	0.2
Federal incentives	(1.4)	—	—
Interest recorded (reversed) on unrecognized tax benefits, net	(1.1)	(0.1)	0.2
Reversal of accruals for unrecognized tax benefits	(1.8)	(1.1)	(0.5)
Other	0.1	—	—
	33.4%	36.9%	38.0%
The Company's effective income tax rate for fiscal year 2016 was 33.4%, compared to 36.9% and 38.0% for fiscal years 2015 and 2014, respectively. The provision for income taxes for fiscal year 2016 was impacted by $39 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a recent state court decision. The provision was also impacted by an $18 million favorable tax benefit claimed during fiscal year 2016 for federal deductions and tax credits related to calendar tax year 2012 through September 30, 2016 and $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on the Company's earnings for fiscal year 2016 of approximately twelve cents per share. The provision for income taxes for fiscal year 2015 included $22 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for fiscal year 2015 by approximately four cents per share. The provision for income taxes for fiscal year 2014 included $10 million of favorable resolutions of state income tax matters, partially offset by $2 million of unfavorable deferred income tax adjustments resulting from state income tax law changes. These items had a net favorable impact on the Company's earnings for fiscal year 2014 of approximately one cent per share.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following (dollars in millions):

	September 30,
	2016	2015
Deferred tax assets:
Accrued and other liabilities	$62	$76
Stock-based compensation	36	37
Unrecognized loss on cash flow hedging instruments	13	15
Intangible assets, state tax benefit	7	7
Allowance for doubtful accounts	5	5
Operating loss carryforwards	3	7
Other deferred tax assets	—	1
Gross deferred tax assets	126	148
Less: Valuation allowance	(2)	(4)
Net deferred tax assets	124	144
Deferred tax liabilities:
Acquired intangible assets	(364)	(387)
Property and equipment	(36)	(39)
Other deferred tax liabilities	(5)	(5)
Total deferred tax liabilities	(405)	(431)
Net deferred tax liabilities	$(281)	$(287)
As of September 30, 2016, the Company has recorded a tax benefit for approximately $1 million of federal net operating loss carryover that was acquired as part of the thinkorswim Group Inc. acquisition in fiscal 2009. The net operating loss expires in 2019, and is subject to substantial annual limitations on the utilization of the net operating loss. The amount of tax benefit recorded in the financial statements represents the amount that is more likely than not to be realized within the carryforward period. At September 30, 2016, subsidiaries of the Company have approximately $42 million of separate state operating loss carryforwards. These carryforwards expire between fiscal 2017 and 2031. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The $2 million decrease in the valuation allowance from September 30, 2015 to September 30, 2016 was primarily due to expiration of certain state net operating loss carryforwards during fiscal 2016.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in millions):

	2016	2015	2014
Beginning balance	$154	$165	$137
Additions based on tax positions related to the current year	30	16	29
Additions for tax positions of prior years	20	5	10
Reductions for tax positions of prior years	(33)	(4)	(1)
Reductions due to settlements with taxing authorities	(21)	(21)	—
Reductions due to lapsed statute of limitations	(8)	(7)	(10)
Ending balance	$142	$154	$165
The balance of unrecognized tax benefits as of September 30, 2016 was $142 million ($100 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2015 was $154 million ($100 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The Company's income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2012 through 2015 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2016 could decrease by up to $29 million ($19 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.
The Company recognized $17 million and $2 million of net benefits for interest and penalties (net of the federal income tax effect) on the Consolidated Statement of Income for fiscal years 2016 and 2015, respectively, primarily due to favorable resolutions and remeasurement of uncertain tax positions. The Company recognized interest and penalties expense (net of the federal benefit) of $3 million for fiscal year 2014. As of September 30, 2016 and 2015, accrued interest and penalties related to unrecognized tax benefits was $23 million and $49 million, respectively.

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
TDAFF, the Company's FCM and FDM subsidiary registered with the CFTC, is subject to CFTC Regulations 1.17 and 5.7 under the Commodity Exchange Act, administered by the CFTC and the NFA. As an FCM, TDAFF is required to maintain minimum adjusted net capital under CFTC Regulation 1.17 of the greater of (a) $1.0 million or (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions carried by the FCM in client and nonclient accounts. On February 16, 2016, TDAFF also became an FDM, subject to the net capital requirements under CFTC Regulation 5.7, which requires TDAFF to maintain minimum adjusted net capital of the greater of (a) any amount required under CFTC Regulation 1.17 as described above or (b) $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million. In addition, an FCM and FDM must provide notice to the CFTC if its adjusted net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (b) 150% of its $1.0 million minimum dollar requirement, or (c) 110% of $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million.
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2016	$1,719	$288	$1,431	11.95%
September 30, 2015	$1,581	$310	$1,271	10.22%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
September 30, 2016	$139	$0.25	$138
September 30, 2015	$228	$0.25	$228
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital (8% of Total Risk Margin or $20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
September 30, 2016	$117	$22	$95
September 30, 2015	$90	$12	$78
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $37 million and $32 million as of September 30, 2016 and 2015, respectively, which exceeded the required Tier 1 capital by $21 million and $17 million, respectively.

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
Stock-based compensation expense was $34 million, $36 million and $32 million for fiscal years 2016, 2015 and 2014, respectively. The related income tax benefits were $13 million, $14 million and $12 million for fiscal years 2016, 2015 and 2014, respectively.
The following is a summary of option activity in the Company's stock incentive plans for the fiscal year ended September 30, 2016:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	1,286	$18.71
Granted	503	$27.97
Exercised	(5)	$15.43
Outstanding at end of year	1,784	$21.33	3.3	$25
Exercisable at end of year	1,281	$18.72	1.0	$21
The weighted-average grant-date fair value of options granted during fiscal year 2016 was $6.16. No options were granted during fiscal years 2015 and 2014. The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $0.1 million, $11 million and $6 million, respectively. As of September 30, 2016, the total unrecognized compensation cost related to nonvested stock options awards was $3 million and was expected to be recognized over a weighted-average period of 3.3 years.
The fair value of stock options granted was estimated using a Black-Scholes-Merton valuation model with the following assumptions:

2016
Risk-free interest rate	1.73%
Expected dividend yield	2.4%
Expected volatility	27%
Expected option life (years)	6.5

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-free interest rate assumption was based on U.S. Treasury note yields with remaining terms comparable to the expected option life assumption used in the valuation model. The expected dividend yield was based on the annual dividend yield at the time of grant. The expected volatility was based on historical daily price changes of the Company's stock since July 2009. The expected option life was the average number of years that the Company estimated the options will be outstanding, based primarily on historical employee option exercise behavior.
The Company measures the fair value of RSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. RSUs are amortized over their applicable vesting period using the straight-line method, reduced by expected forfeitures.
The following is a summary of RSU activity in the Company's stock incentive plans for the fiscal year ended September 30, 2016:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	4,212	$23.81
Granted	1,507	$31.38
Vested	(2,043)	$15.50
Forfeited	(170)	$32.35
Nonvested at end of year	3,506	$31.49
As of September 30, 2016, there was $36 million of estimated unrecognized compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period of 2.1 years. The total fair value of RSUs that vested during fiscal years 2016, 2015 and 2014 was $71 million, $59 million and $48 million, respectively.
Although the Company does not have a formal policy regarding issuance of shares for stock-based compensation, such shares are generally issued from treasury stock. The stockholders agreement entered into in connection with the acquisition of TD Waterhouse Group, Inc. requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2016, the Company was not obligated to repurchase additional shares pursuant to the stockholders agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock issuances.

12.	Employee Benefit Plans
The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $35 million, $34 million and $30 million for fiscal years 2016, 2015 and 2014, respectively.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies
Lease Commitments — The Company has various non-cancelable operating leases on facilities requiring annual payments as follows (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2017	$58	$(2)	$56
2018	56	(1)	55
2019	53	(1)	52
2020	44	—	44
2021	27	—	27
Thereafter (to 2033)	104	—	104
Total	$342	$(4)	$338
A majority of the leases for the Company's branch offices contain provisions for renewal at the Company's option. Rental expense, net of sublease income, was approximately $51 million for fiscal year 2016 and $49 million for each of fiscal years 2015 and 2014.
Order Routing Matters — Five putative class action complaints were filed between August and October 2014 regarding TD Ameritrade's routing of client orders. The cases were filed in, or transferred to, the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with "best execution" and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company moved to dismiss each of the five putative class action complaints. The Magistrate Judge subsequently entered Findings and Recommendations with respect to each of the five actions, recommending that the District Judge dismiss each of the five lawsuits. On March 23, 2016, the District Judge entered an order dismissing all of the state law claims in the five actions, denying the motion to dismiss the federal securities claims in the Klein case, and permitting the plaintiffs in the other four actions to amend their complaints to assert a federal securities claim. None of the plaintiffs in the other four actions filed an amended complaint. The plaintiffs in the Zola, Sarbacker and Verdieck cases filed notices of appeal. The plaintiff in the Lerner case did not file a notice of appeal and that case is considered closed. The Klein case is proceeding in the District Court. The Company intends to vigorously defend against these lawsuits. The Company is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $60 million as of September 30, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
The Company extends margin credit and leverage to its clients. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. In connection with these activities, the Company also routes client orders for execution and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin-related transactions may expose the Company to credit risk in the event a client's assets are not sufficient to fully cover losses that the client may incur. Leverage involves securing a large potential future obligation with a lesser amount of collateral. The risks associated with margin credit and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. In the event the client fails to satisfy its obligations, the Company has the authority to liquidate certain positions in the client's account at prevailing market prices in order to fulfill the client's obligations. However, during periods of rapid market movements, clients who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations in the event of liquidation. The Company seeks to mitigate the risks associated with its client margin and leverage activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.
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

	September 30,
	2016	2015
Client margin securities	$16.5	$17.7
Stock borrowings	1.1	0.7
Total collateral available	$17.6	$18.4
Collateral loaned	$2.0	$2.7
Collateral repledged	2.7	3.8
Total collateral loaned or repledged	$4.7	$6.5

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

		September 30,
Assets	Balance Sheet Classification	2016	2015
Cash	Receivable from brokers, dealers and clearing organizations	$116	$190
U.S. government debt securities	Securities owned, at fair value	220	350
Total		$336	$540
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
See "Insured Deposit Account Agreement" in Note 19 for a description of a guarantee included in that agreement.

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
The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2015 (dollars in millions):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,658	$—	$—	$1,658
Investments segregated for regulatory purposes:
U.S. government debt securities	—	6,598	—	6,598
Securities owned:
U.S. government debt securities	—	320	—	320
Other	6	5	—	11
Subtotal - Securities owned	6	325	—	331
Investments available-for-sale:
U.S. government debt securities	—	757	—	757
Other assets:
Pay-variable interest rate swaps(1)	—	79	—	79
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	83	1	84
Total assets at fair value	$1,664	$7,763	$1	$9,428
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$6	$—	$—	$6

(1)	See "Fair Value Hedging" in Note 8 for details.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,888	$—	$—	$1,888
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,781	—	3,781
Securities owned:
Money market and other mutual funds	—	—	2	2
U.S. government debt securities	—	415	—	415
Other	3	5	—	8
Subtotal - Securities owned	3	420	2	425
Other assets:
Pay-variable interest rate swaps(1)	—	63	—	63
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	67	1	68
Total assets at fair value	$1,891	$4,268	$3	$6,162
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$23	$—	$—	$23

(1)	See "Fair Value Hedging" in Note 8 for details.
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
Long-term debt — As of September 30, 2016, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.87 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.82 billion. As of September 30, 2015, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.83 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.80 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of September 30, 2016 and 2015 (dollars in millions):

	September 30, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash) (5)	Net Amount (6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,288	$—	$1,288	$—	$(1,288)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,051	—	1,051	(172)	(862)	17
Other assets:
Pay-variable interest rate swaps	79	—	79	—	(79)	—
Total	$2,418	$—	$2,418	$(172)	$(2,229)	$17
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$1,990	$—	$1,990	$(172)	$(1,638)	$180

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

(1)
Included in the gross amounts of deposits paid for securities borrowed is $590 million and $332 million as of September 30, 2016 and 2015, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 13 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.07 billion and $1.16 billion as of September 30, 2016 and 2015, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 13 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	September 30,
	2016	2015
Deposits received for securities loaned:
Equity securities	$1,652	$2,413
Exchange-traded funds	216	150
Closed-end funds	73	41
Other	49	49
Total	$1,990	$2,653

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At September 30, 2016 and 2015, the Company had received total collateral with a fair value of $2.44 billion and $2.35 billion, respectively, and pledged total collateral with a fair value of $1.81 billion and $2.44 billion, respectively.

(6)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

16.	Accumulated Other Comprehensive Loss
The following table presents the net change in fair value recorded in other comprehensive income (loss) before and after income tax for the fiscal years indicated (dollars in millions):

	2016			2015			2014
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Cash flow hedging instruments:
Net unrealized loss	$—	$—	$—	$(15)	$5	$(10)	$(29)	$11	$(18)
Reclassification adjustment for portion of realized loss amortized to net income (1)	5	(2)	3	4	(1)	3	—	—	—
Other comprehensive income (loss)	$5	$(2)	$3	$(11)	$4	$(7)	$(29)	$11	$(18)

(1)	The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Consolidated Statements of Income.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents after-tax changes in accumulated other comprehensive loss for the fiscal years indicated (dollars in millions):

	2016	2015	2014
Cash flow hedging instruments:
Beginning balance	$(25)	$(18)	$—
Other comprehensive loss before reclassification	—	(10)	(18)
Amount reclassified from accumulated other comprehensive loss	3	3	—
Current period change	3	(7)	(18)
Ending balance	$(22)	$(25)	$(18)

17.	Segment and Geographic Area Information
The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company's revenues from external clients for the fiscal years ended September 30, 2016, 2015 and 2014 were derived from its operations in the United States.

18.	Accelerated Stock Repurchase Agreements
On June 8, 2016, the Company entered into an accelerated stock repurchase ("ASR") agreement with an investment bank counterparty. The Company paid $42.5 million to the counterparty and received an initial delivery of 1.1 million shares of its common stock on June 9, 2016, representing 80% of the potential shares to be repurchased based on the closing stock price of $31.35 on June 8, 2016. Settlement of the transaction occurred after the end of an averaging period, which began on June 9, 2016 and ended on September 15, 2016. The total number of shares the Company purchased from the counterparty was based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount. Upon settlement, the Company received an additional 0.3 million shares on September 20, 2016. The Company ultimately repurchased a total of 1.4 million shares under the June 8, 2016 ASR agreement at a net weighted average price of $29.89 per share.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Related Party Transactions
Transactions with TD and Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of September 30, 2016. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of September 30, 2016, the IDA portfolio was comprised of approximately 68% fixed-rate notional investments and 32% floating-rate investments.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in millions):

Description	Statement of Income Classification	Revenues from TD and Affiliates
		2016	2015	2014
Insured Deposit Account Agreement	Insured deposit account fees	$926	$839	$820
Referral and Strategic Alliance Agreement	Various	14	13	12
Mutual Fund Agreements	Investment product fees	11	—	—
Other	Various	7	6	5
Total revenues		$958	$858	$837

Description	Statement of Income Classification	Expenses to TD and Affiliates
		2016	2015	2014
Canadian Call Center Services Agreement	Various(1)	$22	$18	$17
Other	Various	3	4	3
Total expenses		$25	$22	$20

(1)
On September 30, 2016, the Company notified TD of its intent to not extend or renew the Canadian Call Center Services Agreement. Of the $22 million of expenses related to this agreement, $19 million is included in professional services and $3 million of contract termination costs are included in other expense on the Consolidated Statement of Income for the fiscal year ended September 30, 2016. The Company expects that services with the Canadian Call Center will be completed by September 30, 2017.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	September 30,
	2016	2015
Assets:
Receivable from affiliates	$106	$93
Liabilities:
Payable to brokers, dealers and clearing organizations	$72	$70
Payable to affiliates	9	6
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
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$248	$2	$1,605	$—	$1,855
Cash and investments segregated and on deposit for regulatory purposes	—	—	8,729	—	8,729
Receivable from brokers, dealers and clearing organizations	—	—	1,190	—	1,190
Receivable from clients, net	—	—	11,941	—	11,941
Receivable from affiliates	8	—	138	(40)	106
Investments available-for-sale, at fair value	757	—	—	—	757
Investments in subsidiaries	5,894	5,779	—	(11,673)	—
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	429	—	575
Other, net	163	21	1,083	(69)	1,198
Total assets	$7,070	$5,948	$27,582	$(11,782)	$28,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,040	$—	$2,040
Payable to clients	—	—	19,055	—	19,055
Accounts payable and other liabilities	171	—	413	(19)	565
Payable to affiliates	31	—	18	(40)	9
Long-term debt	1,817	—	—	—	1,817
Deferred income taxes	—	54	277	(50)	281
Total liabilities	2,019	54	21,803	(109)	23,767
Stockholders' equity	5,051	5,894	5,779	(11,673)	5,051
Total liabilities and stockholders' equity	$7,070	$5,948	$27,582	$(11,782)	$28,818

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2015

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$920	$2	$1,056	$—	$1,978
Cash and investments segregated and on deposit for regulatory purposes	—	—	6,305	—	6,305
Receivable from brokers, dealers and clearing organizations	—	—	862	—	862
Receivable from clients, net	—	—	12,770	—	12,770
Receivable from affiliates	6	1	92	(6)	93
Investments in subsidiaries	5,762	5,648	—	(11,410)	—
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	515	—	661
Other, net	145	18	1,138	(62)	1,239
Total assets	$6,833	$5,815	$25,205	$(11,478)	$26,375
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,707	$—	$2,707
Payable to clients	—	—	16,035	—	16,035
Accounts payable and other liabilities	130	—	523	(16)	637
Payable to affiliates	—	—	12	(6)	6
Long-term debt	1,800	—	—	—	1,800
Deferred income taxes	—	53	280	(46)	287
Total liabilities	1,930	53	19,557	(68)	21,472
Stockholders' equity	4,903	5,762	5,648	(11,410)	4,903
Total liabilities and stockholders' equity	$6,833	$5,815	$25,205	$(11,478)	$26,375

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2016

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$30	$—	$3,325	$(28)	$3,327
Operating expenses	26	—	2,011	(28)	2,009
Operating income	4	—	1,314	—	1,318
Other expense	53	—	—	—	53
Income (loss) before income taxes and equity in income of subsidiaries	(49)	—	1,314	—	1,265
Provision for (benefit from) income taxes	6	(1)	418	—	423
Income (loss) before equity in income of subsidiaries	(55)	1	896	—	842
Equity in income of subsidiaries	897	896	—	(1,793)	—
Net income	$842	$897	$896	$(1,793)	$842

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2015

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$17	$—	$3,247	$(17)	$3,247
Operating expenses	16	—	1,923	(17)	1,922
Operating income	1	—	1,324	—	1,325
Other expense (income)	43	—	(6)	—	37
Income (loss) before income taxes and equity in income of subsidiaries	(42)	—	1,330	—	1,288
Provision for (benefit from) income taxes	(16)	(1)	492	—	475
Income (loss) before equity in income of subsidiaries	(26)	1	838	—	813
Equity in income of subsidiaries	839	838	—	(1,677)	—
Net income	$813	$839	$838	$(1,677)	$813

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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2016

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$49	$—	$1,419	$1,468
Cash flows from investing activities:
Purchase of property and equipment	—	—	(105)	(105)
Proceeds from sale and maturity of short-term investments	600	3	1	604
Purchase of short-term investments	(601)	(3)	(1)	(605)
Purchase of investments available-for-sale, at fair value	(757)	—	—	(757)
Net cash used in investing activities	(758)	—	(105)	(863)
Cash flows from financing activities:
Payment of cash dividends	(362)	—	—	(362)
Purchase of treasury stock	(352)	—	—	(352)
Purchase of treasury stock for income tax withholding on stock-based compensation	(30)	—	—	(30)
Other, net	16	—	—	16
Net cash used in financing activities	(728)	—	—	(728)
Intercompany investing and financing activities, net	765	—	(765)	—
Net increase (decrease) in cash and cash equivalents	(672)	—	549	(123)
Cash and cash equivalents at beginning of year	920	2	1,056	1,978
Cash and cash equivalents at end of year	$248	$2	$1,605	$1,855

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2015

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$27	$1	$718	$746
Cash flows from investing activities:
Purchase of property and equipment	—	—	(71)	(71)
Proceeds from sale and maturity of short-term investments	500	3	1	504
Purchase of short-term investments	(502)	(3)	(1)	(506)
Proceeds from sale of investments	1	—	9	10
Other, net	—	—	3	3
Net cash used in investing activities	(1)	—	(59)	(60)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,248	—	—	1,248
Payment of debt issuance costs	(11)	—	—	(11)
Principal payments on long-term debt	(569)	—	—	(569)
Principal payments on notes payable	(150)	—	—	(150)
Payment of cash dividends	(326)	—	—	(326)
Purchase of treasury stock	(364)	—	—	(364)
Purchase of treasury stock for income tax withholding on stock-based compensation	(23)	—	—	(23)
Other, net	27	—	—	27
Net cash used in financing activities	(168)	—	—	(168)
Intercompany investing and financing activities, net	945	(1)	(944)	—
Net increase (decrease) in cash and cash equivalents	803	—	(285)	518
Cash and cash equivalents at beginning of year	117	2	1,341	1,460
Cash and cash equivalents at end of year	$920	$2	$1,056	$1,978

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2014

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(81)	$1	$1,105	$1,025
Cash flows from investing activities:
Purchase of property and equipment	—	—	(144)	(144)
Proceeds from sale and maturity of short-term investments	—	—	4	4
Purchase of short-term investments	—	—	(4)	(4)
Proceeds from sale of investments available-for-sale, at fair value	13	—	—	13
Proceeds from sale of investments	—	—	12	12
Other, net	—	—	2	2
Net cash provided by (used in) investing activities	13	—	(130)	(117)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	69	—	—	69
Proceeds from notes payable	230	—	—	230
Principal payments on notes payable	(80)	—	—	(80)
Payment of cash dividends	(540)	—	—	(540)
Purchase of treasury stock	(190)	—	—	(190)
Purchase of treasury stock for income tax withholding on stock-based compensation	(17)	—	—	(17)
Other, net	18	—	—	18
Net cash used in financing activities	(510)	—	—	(510)
Intercompany investing and financing activities, net	496	(6)	(490)	—
Net increase (decrease) in cash and cash equivalents	(82)	(5)	485	398
Cash and cash equivalents at beginning of year	199	7	856	1,062
Cash and cash equivalents at end of year	$117	$2	$1,341	$1,460

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Data (Unaudited)
(Dollars in millions, except per share amounts)

	For the Fiscal Year Ended September 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$812	$846	$838	$829
Operating income	$343	$343	$348	$283
Net income	$212	$205	$240	$185
Basic earnings per share	$0.39	$0.38	$0.45	$0.35
Diluted earnings per share	$0.39	$0.38	$0.45	$0.35

	For the Fiscal Year Ended September 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$819	$803	$794	$831
Operating income	$344	$296	$325	$360
Net income	$211	$189	$197	$216
Basic earnings per share	$0.39	$0.35	$0.36	$0.40
Diluted earnings per share	$0.39	$0.35	$0.36	$0.40
Quarterly amounts may not sum to fiscal year totals due to rounding.

22.	Subsequent Event
On October 24, 2016, the Company entered into an Agreement and Plan of Merger with Scottrade Financial Services, Inc. ("Scottrade"), a Delaware corporation, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, and Alto Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which the Company agreed to acquire Scottrade in a cash and equity transaction valued at $4 billion. The transaction will take place in two, consecutive steps. First, and as a condition precedent to our acquisition of Scottrade, TD will purchase Scottrade Bank from Scottrade for $1.3 billion in cash, subject to closing adjustments. Under the terms of the planned acquisition, Scottrade Bank will merge with and into TD Bank, N.A., an indirect wholly-owned subsidiary of TD. Additionally, we expect TD to purchase $400 million in new common equity, or approximately 11 million shares, from the Company in connection with the planned transaction. Immediately following TD's acquisition of Scottrade Bank, the Company will acquire Scottrade for $4 billion less the proceeds from the sale of Scottrade Bank, which is subject to closing adjustments. We intend to fund the acquisition of Scottrade with $1 billion in new common equity, or approximately 28 million shares, issued to Scottrade shareholders, cash on hand, proceeds from the sale of the Company's common stock to TD, as described above, and debt financing. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by September 30, 2017. Following the transaction's close, Scottrade Founder and CEO, Rodger Riney, will be appointed to the Company's board of directors.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 based on framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of September 30, 2016, the Company's internal control over financial reporting is effective.
The Company's internal control over financial reporting as of September 30, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. That opinion appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have audited TD Ameritrade Holding Corporation's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TD Ameritrade Holding Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, TD Ameritrade Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Ameritrade Holding Corporation as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016 of TD Ameritrade Holding Corporation and our report dated November 18, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
November 18, 2016

Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2016. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2016 (the "Proxy Statement").
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of September 30, 2016, information about compensation plans under which equity securities of the Company are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,417,704	(1)	$21.33	(2)	7,550,961	(3)

(1)	Consists of 1,784,316 stock options, 3,506,386 restricted stock units and 127,002 deferred stock units outstanding under the Company's stock incentive plans.

(2)	The weighted average exercise price does not take into account awards that have no exercise price, such as restricted stock units and deferred stock units.

(3)
The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the "LTIP") and the 2006 Directors Incentive Plan (the "Directors Plan") authorize the issuance of shares of common stock as well as options. As of September 30, 2016, there were 6,672,853 shares and 878,108 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

The previous table includes the following options assumed in connection with the Company's acquisition of thinkorswim Group Inc. in fiscal 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights
Plan Category	(a)	(b)
Equity compensation plans approved by security holders	21,300	$40.33
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
2.1^
Agreement and Plan of Merger, dated as of October 24, 2016, by and among Scottrade Financial Services, Inc., Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, TD Ameritrade Holding Corporation and Alto Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on October 28, 2016)

3.1
Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 27, 2006)

3.2	Amended and Restated By-Laws of TD Ameritrade Holding Corporation, effective February 12, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 19, 2014)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-A filed on September 5, 2002)

Exhibit No.	Description
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

10.4*	Separation and Release of Claims Agreement, dated September 22, 2016, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation

10.5*
Non-Qualified Stock Option Agreement, dated May 15, 2008, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on August 8, 2008)

10.6*	Form of Restricted Stock Unit Agreement for Fredric J. Tomczyk (incorporated by reference to Exhibit 10.5 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

10.7*
Employment Agreement, effective as of January 2, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

10.8*
Restricted Stock Unit Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

10.9*
Non-Qualified Stock Option Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

10.10*
Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K filed on November 26, 2008)

10.11*
Amendment to Employment Agreement, executed on December 20, 2012, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

Exhibit No.	Description
10.12*
Amendment to Employment Agreement, executed on August 30, 2013, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K filed on November 22, 2013)

10.13*
Executive Employment Term Sheet, effective as of April 11, 2011, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on May 6, 2011)

10.14*
Amendment to Executive Employment Term Sheet, executed on December 19, 2012, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

10.15*	Separation Agreement and Release of Claims, dated August 1, 2016, between Marvin W. Adams and TD Ameritrade Holding Corporation

10.16*	Form of Restricted Stock Unit Agreement for Marvin W. Adams (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 20, 2012)

10.17*
Consulting and Release of Claims Agreement, dated January 15, 2015, between William J. Gerber and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on February 5, 2015)

10.18*
Executive Employment Term Sheet, effective as of July 1, 2015, between Stephen J. Boyle and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on May 7, 2015)

10.19*	Form of Restricted Stock Unit Agreement for Stephen J. Boyle (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on August 7, 2015)

10.20*
Restricted Stock Unit Agreement, dated November 25, 2015, between J. Thomas Bradley, Jr. and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

10.21*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 24, 2016)

10.22*
Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed on December 9, 2004)

10.23*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on August 5, 2016)

10.24*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company's Proxy Statement filed on January 24, 2007)

10.25*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on August 5, 2016)

10.26*
Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 30, 2005)

10.27*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 24, 2016)

10.28
Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 28, 2005)

Exhibit No.	Description
10.29
Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on May 8, 2006)

10.30
Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K filed on November 13, 2009)

10.31
Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed on November 19, 2010)

10.32
Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 7, 2012)

10.33
Amendment No. 5 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated December 4, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 5, 2013)

10.34†
Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

10.35
Amendment No. 1, dated as of October 24, 2016, to the Insured Deposit Account Agreement by and among TD Bank USA, N.A., TD Bank, N.A., TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., TD Ameritrade Trust Company and solely for purposes of Sections 7(b), 14 and 15(c), The Toronto-Dominion Bank, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on October 28, 2016)

10.36
Amended and Restated Registration Rights Agreement by and among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates, entities affiliated with Silver Lake Partners, and entities affiliated with TA Associates, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on September 12, 2005)

10.37
Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed on September 12, 2005)

10.38
Letter Agreement, dated as of October 24, 2016, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and TD Luxembourg International Holdings S.à.r.l. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 28, 2016)

10.39
Subscription Agreement, dated as of October 24, 2016, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and TD Luxembourg International Holdings S.à.r.l. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 28, 2016)

10.40
Credit Agreement, dated June 11, 2014, among TD Ameritrade Holding Corporation, TD Ameritrade Online Holdings Corp., as guarantor, the lenders party thereto, Bank of America, N.A., as syndication agent, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 17, 2014)

10.41
Credit Agreement, dated June 11, 2014, among TD Ameritrade Clearing, Inc., the lenders party thereto, Bank of America, N.A., as syndication agent, Barclays Bank PLC, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on June 17, 2014)

Exhibit No.	Description

10.42
Construction agreement between TD Ameritrade Services Company, Inc. and AP Gulf States Inc., effective May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 16, 2016)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company's quarterly report on Form 10-Q filed February 4, 2011)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Tim Hockey, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Form of Registration Rights Agreement, by and among TD Ameritrade Holding Corporation, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, The Toronto-Dominion Bank and the other stockholders described therein (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on October 28, 2016)

99.2
Form of Stockholders Agreement by and among TD Ameritrade Holding Corporation and Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed on October 28, 2016)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

^
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

†	Confidential treatment has been granted with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of November, 2016.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ TIM HOCKEY
Tim Hockey
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 18th day of November, 2016.

/s/ JOSEPH H. MOGLIA	/s/ IRENE R. MILLER
Joseph H. Moglia Chairman of the Board	Irene R. Miller Director

/s/ BHARAT B. MASRANI	/s/ MARK L. MITCHELL
Bharat B. Masrani Vice Chairman of the Board	Mark L. Mitchell Director

/s/ LORENZO A. BETTINO	/s/ WILBUR J. PREZZANO
Lorenzo A. Bettino Director	Wilbur J. Prezzano Director

/s/ V. ANN HAILEY	/s/ TODD M. RICKETTS
V. Ann Hailey Director	Todd M. Ricketts Director

/s/ BRIAN M. LEVITT	/s/ ALLAN R. TESSLER
Brian M. Levitt Director	Allan R. Tessler Director

/s/ KAREN E. MAIDMENT
Karen E. Maidment Director