Form 10-Q
period 2016-12-31
TD AMERITRADE HOLDING CORP
filed 2017-02-06
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2016
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
Yes  ☐    No  ☒
As of January 30, 2017, there were 527,824,288 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of December 31, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated November 18, 2016. In our opinion, the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
New York, New York
February 6, 2017

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	September 30, 2016
	(In millions)
ASSETS
Cash and cash equivalents	$1,662	$1,855
Cash and investments segregated and on deposit for regulatory purposes	9,263	8,729
Receivable from brokers, dealers and clearing organizations	959	1,190
Receivable from clients, net	12,039	11,941
Receivable from affiliates	143	106
Other receivables, net	136	160
Securities owned, at fair value	177	331
Investments available-for-sale, at fair value	747	757
Property and equipment at cost, net	531	526
Goodwill	2,467	2,467
Acquired intangible assets, net	556	575
Other assets	154	181
Total assets	$28,834	$28,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,028	$2,040
Payable to clients	19,062	19,055
Accounts payable and other liabilities	484	565
Payable to affiliates	8	9
Long-term debt	1,769	1,817
Deferred income taxes	284	281
Total liabilities	23,635	23,767
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; December 31, 2016 - 528 million shares outstanding; September 30, 2016 - 526 million shares outstanding	6	6
Additional paid-in capital	1,689	1,670
Retained earnings	5,640	5,518
Treasury stock, common, at cost: December 31, 2016 - 103 million shares; September 30, 2016 - 105 million shares	(2,110)	(2,121)
Deferred compensation	1	—
Accumulated other comprehensive loss	(27)	(22)
Total stockholders' equity	5,199	5,051
Total liabilities and stockholders' equity	$28,834	$28,818
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2016	2015
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$355	$328
Asset-based revenues:
Insured deposit account fees	245	227
Net interest revenue	151	154
Investment product fees	94	92
Total asset-based revenues	490	473
Other revenues	14	11
Net revenues	859	812
Operating expenses:
Employee compensation and benefits	214	201
Clearing and execution costs	36	30
Communications	35	32
Occupancy and equipment costs	44	43
Depreciation and amortization	24	22
Amortization of acquired intangible assets	19	22
Professional services	53	37
Advertising	57	62
Other	24	20
Total operating expenses	506	469
Operating income	353	343
Other expense:
Interest on borrowings	14	12
Total other expense	14	12
Pre-tax income	339	331
Provision for income taxes	123	119
Net income	$216	$212
Earnings per share - basic	$0.41	$0.39
Earnings per share - diluted	$0.41	$0.39
Weighted average shares outstanding - basic	527	537
Weighted average shares outstanding - diluted	530	540
Dividends declared per share	$0.18	$0.17
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
	2016	2015
	(In millions)
Net income	$216	$212
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized loss	(10)	—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1
Total other comprehensive income (loss), before tax	(9)	1
Income tax effect	4	—
Total other comprehensive income (loss), net of tax	(5)	1
Comprehensive income	$211	$213
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
	(In millions)
Cash flows from operating activities:
Net income	$216	$212
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24	22
Amortization of acquired intangible assets	19	22
Deferred income taxes	7	12
Stock-based compensation	10	9
Excess tax benefits on stock-based compensation	(9)	(15)
Other, net	1	2
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	(534)	265
Receivable from brokers, dealers and clearing organizations	231	(160)
Receivable from clients, net	(98)	361
Receivable from/payable to affiliates, net	(38)	(34)
Other receivables, net	24	1
Securities owned, at fair value	154	162
Other assets	(21)	(46)
Payable to brokers, dealers and clearing organizations	(12)	(658)
Payable to clients	7	70
Accounts payable and other liabilities	(71)	(74)
Net cash provided by (used in) operating activities	(90)	151
Cash flows from investing activities:
Purchase of property and equipment	(29)	(43)
Purchase of short-term investments	—	(201)
Net cash used in investing activities	(29)	(244)
Cash flows from financing activities:
Payment of cash dividends	(95)	(91)
Proceeds from exercise of stock options: Three months ended December 31, 2016 - 1.3 million shares	23	—
Purchase of treasury stock: Three months ended December 31, 2015 - 1.1 million shares	—	(38)
Purchase of treasury stock for income tax withholding on stock-based compensation: Three months ended December 31, 2016 - 0.3 million shares; 2015 - 0.7 million shares	(11)	(27)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(9)
Excess tax benefits on stock-based compensation	9	15
Net cash used in financing activities	(74)	(150)
Net decrease in cash and cash equivalents	(193)	(243)
Cash and cash equivalents at beginning of period	1,855	1,978
Cash and cash equivalents at end of period	$1,662	$1,735
Supplemental cash flow information:
Interest paid	$19	$20
Income taxes paid	$99	$138

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended December 31, 2016 and 2015
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2016.
Recently Issued Accounting Pronouncements
ASU 2016-18 — In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Restricted Cash. This ASU will amend the guidance in Accounting Standards Codification ("ASC") Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU will require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity will also be required to disclose information regarding the nature of the restrictions. ASU 2016-18 requires retrospective application and is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. ASU 2016-18 will be effective for the Company's fiscal year beginning October 1, 2018. The adoption of ASU 2016-18 will change the manner in which restricted cash and restricted cash equivalents are presented in the Company's financial statements.
ASU 2016-16 — In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU will amend the guidance in ASC Topic 740, Income Taxes. The amendments in this ASU are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when the asset is sold to a third party. ASU 2016-16 requires modified retrospective adoption and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2016-16 will be effective for the Company's fiscal year beginning October 1, 2018. The Company is currently assessing the impact this ASU will have on the Company's financial statements.
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
Subsequent to issuing ASU 2014-09, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2014-09. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2014-09. The Company is currently assessing the impact that these revenue recognition standards will have on the Company's financial statements and is evaluating which adoption method to apply.

2. BUSINESS ACQUISITION
On October 24, 2016, the Company entered into an Agreement and Plan of Merger with Scottrade Financial Services, Inc. ("Scottrade"), Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, and Alto Acquisition Corp., a wholly-owned subsidiary of the Company, pursuant to which the Company agreed to acquire Scottrade in a cash and equity transaction valued at $4 billion. The transaction will take place in two, consecutive steps. First, and as a condition precedent to the Company's acquisition of Scottrade, The Toronto-Dominion Bank ("TD") will purchase Scottrade Bank from Scottrade for $1.3 billion in cash, subject to closing adjustments. Under the terms of the planned acquisition, Scottrade Bank will merge with and into TD Bank, N.A., an indirect wholly-owned subsidiary of TD. Additionally, the Company expects TD to purchase $400 million in new common equity, or approximately 11 million shares, from the Company in connection with the planned transaction. Immediately following TD's acquisition of Scottrade Bank, the Company will acquire Scottrade for $4 billion less the proceeds from the sale of Scottrade Bank, which is subject to closing adjustments. The Company intends to fund the acquisition of Scottrade with $1 billion in new common equity, or approximately 28 million shares, issued to Scottrade shareholders, cash on hand, proceeds from the sale of the Company's common stock to TD, as described above, and debt financing. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by September 30, 2017. On December 8, 2016, the U.S. Federal Trade Commission notified the Company that early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted, effective immediately. Following the transaction's close, Scottrade Founder and CEO, Rodger Riney, will be appointed to the Company's board of directors.
3. CASH AND CASH EQUIVALENTS
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	December 31, 2016	September 30, 2016
Broker-dealer subsidiaries	$904	$1,153
Corporate	442	460
Trust company subsidiary	163	85
Futures commission merchant and forex dealer member subsidiary	136	125
Investment advisory subsidiaries	17	32
Total	$1,662	$1,855
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, futures commission merchant ("FCM")/forex dealer member ("FDM") and trust company subsidiaries to the Parent. Most of the trust company cash and cash equivalents arises from client transactions in the process of settlement, and therefore is generally not available for corporate purposes. Cash and cash equivalents of the investment advisory subsidiaries is generally not available for corporate purposes.
4. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	December 31, 2016	September 30, 2016
U.S. government debt securities	$6,214	$6,523
Cash in demand deposit accounts	2,064	657
Reverse repurchase agreements (collateralized by U.S. government debt securities)	700	1,288
Cash on deposit with futures commission merchants	210	186
U.S. government debt securities on deposit with futures commission merchant	75	75
Total	$9,263	$8,729
5. INCOME TAXES
The Company's effective income tax rate for the three months ended December 31, 2016 was 36.3%, compared to 36.0% for the three months ended December 31, 2015. The provision for income taxes for the three months ended December 31, 2016 included $7 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for the three months ended December 31, 2016 by approximately one cent per share. The provision for income taxes for the three months ended December 31, 2015 included $7 million of net favorable resolutions of state income tax matters and $2 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets. These items had a net favorable impact on the Company's earnings for the three months ended December 31, 2015 of approximately two cents per share.

6. LONG-TERM DEBT
Long-term debt consists of the following (dollars in millions):

December 31, 2016	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(1)	$22	$521
2.950% Notes due 2022	750	(6)	—	744
3.625% Notes due 2025	500	(4)	8	504
Total long-term debt	$1,750	$(11)	$30	$1,769

September 30, 2016	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$33	$531
2.950% Notes due 2022	750	(6)	—	744
3.625% Notes due 2025	500	(4)	46	542
Total long-term debt	$1,750	$(12)	$79	$1,817

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of December 31, 2016, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.63%.
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

	Three Months Ended December 31,
	2016	2015
Gain (loss) on fair value of interest rate swaps	$(49)	$(17)
Gain (loss) on fair value of hedged fixed-rate debt	49	17
Net gain (loss) recorded in interest on borrowings	$—	$—

Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	December 31, 2016	September 30, 2016
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$30	$79
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of December 31, 2016 and September 30, 2016, the pay-variable interest rate swap counterparties had pledged $32 million and $93 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
7. CAPITAL REQUIREMENTS
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
TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM and FDM subsidiary registered with the CFTC, is subject to CFTC Regulations 1.17 and 5.7 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association ("NFA"). As an FCM, TDAFF is required to maintain minimum adjusted net capital under CFTC Regulation 1.17 of the greater of (a) $1.0 million or (b) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts. As an FDM, TDAFF is also subject to the net capital requirements under CFTC Regulation 5.7, which requires TDAFF to maintain minimum adjusted net capital of the greater of (a) any amount required under CFTC Regulation 1.17 as described above or (b) $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million. In addition, an FCM and FDM must provide notice to the CFTC if its adjusted net capital amounts to less than (a) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (b) 150% of its $1.0 million minimum dollar requirement, or (c) 110% of $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million.

Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
December 31, 2016	$1,768	$290	$1,478	12.21%
September 30, 2016	$1,719	$288	$1,431	11.95%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
December 31, 2016	$215	$0.25	$215
September 30, 2016	$139	$0.25	$138
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
December 31, 2016	$122	$22	$100
September 30, 2016	$117	$22	$95
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $38 million and $37 million as of December 31, 2016 and September 30, 2016, respectively, which exceeded the required Tier 1 capital by $21 million and $21 million, respectively.
8. COMMITMENTS AND CONTINGENCIES
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $55 million as of December 31, 2016. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

	December 31, 2016	September 30, 2016
Client margin securities	$16.5	$16.5
Stock borrowings	0.8	1.1
Total collateral available	$17.3	$17.6

Collateral loaned	$2.0	$2.0
Collateral repledged	2.9	2.7
Total collateral loaned or repledged	$4.9	$4.7

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	December 31, 2016	September 30, 2016
Cash	Receivable from brokers, dealers and clearing organizations	$137	$116
U.S. government debt securities	Securities owned, at fair value	165	220
Total		$302	$336

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
9. FAIR VALUE DISCLOSURES
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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016 (dollars in millions):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,391	$—	$—	$1,391
Investments segregated for regulatory purposes:
U.S. government debt securities	—	6,289	—	6,289
Securities owned:
U.S. government debt securities	—	165	—	165
Other	7	5	—	12
Subtotal - Securities owned	7	170	—	177
Investments available-for-sale:
U.S. government debt securities	—	747	—	747
Other assets:
Pay-variable interest rate swaps(1)	—	30	—	30
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	34	1	35
Total assets at fair value	$1,398	$7,240	$1	$8,639
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$9	$—	$—	$9

(1)	See "Fair Value Hedging" in Note 6 for details.

	As of September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,658	$—	$—	$1,658
Investments segregated for regulatory purposes:
U.S. government debt securities	—	6,598	—	6,598
Securities owned:
U.S. government debt securities	—	320	—	320
Other	6	5	—	11
Subtotal - Securities owned	6	325	—	331
Investments available-for-sale:
U.S. government debt securities	—	757	—	757
Other assets:
Pay-variable interest rate swaps(1)	—	79	—	79
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	83	1	84
Total assets at fair value	$1,664	$7,763	$1	$9,428
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$6	$—	$—	$6

(1)	See "Fair Value Hedging" in Note 6 for details.
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
Long-term debt – As of December 31, 2016, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.81 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.77 billion. As of September 30, 2016, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.87 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.82 billion.

10. OFFSETTING ASSETS AND LIABILITIES
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of December 31, 2016 and September 30, 2016 (dollars in millions):

	December 31, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$700	$—	$700	$—	$(700)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	801	—	801	(59)	(721)	21
Other assets:
Pay-variable interest rate swaps	30	—	30	—	(30)	—
Total	$1,531	$—	$1,531	$(59)	$(1,451)	$21
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$1,964	$—	$1,964	$(59)	$(1,706)	$199

	September 30, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,288	$—	$1,288	$—	$(1,288)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,051	—	1,051	(172)	(862)	17
Other assets:
Pay-variable interest rate swaps	79	—	79	—	(79)	—
Total	$2,418	$—	$2,418	$(172)	$(2,229)	$17
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$1,990	$—	$1,990	$(172)	$(1,638)	$180

(1)
Included in the gross amounts of deposits paid for securities borrowed is $449 million and $590 million as of December 31, 2016 and September 30, 2016, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.35 billion and $1.07 billion as of December 31, 2016 and September 30, 2016, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	December 31, 2016	September 30, 2016
Deposits received for securities loaned:
Equity securities	$1,659	$1,652
Exchange-traded funds	191	216
Closed-end funds	50	73
Other	64	49
Total	$1,964	$1,990

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At December 31, 2016 and September 30, 2016, the Company had received total collateral with a fair value of $1.52 billion and $2.44 billion, respectively, and pledged total collateral with a fair value of $1.76 billion and $1.81 billion, respectively.

(6)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized loss	$(10)	$4	$(6)	$—	$—	$—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	—	1	1	—	1
Other comprehensive income (loss)	$(9)	$4	$(5)	$1	$—	$1

(1)
The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in each component of accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2016	2015
Investments available-for-sale:
Beginning balance	$—	$—
Other comprehensive loss before reclassification	(6)	—
Ending balance	$(6)	$—
Cash flow hedging instruments:
Beginning balance	$(22)	$(25)
Amount reclassified from accumulated other comprehensive loss	1	1
Ending balance	$(21)	$(24)
Total accumulated other comprehensive loss:
Beginning balance	$(22)	$(25)
Current period change	(5)	1
Ending balance	$(27)	$(24)
12. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three months ended December 31, 2016 and 2015.
13. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of December 31, 2016. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of December 31, 2016, the IDA portfolio was comprised of approximately 74% fixed-rate notional investments and 26% floating-rate investments.

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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2016	2015
Insured Deposit Account Agreement	Insured deposit account fees	$245	$227
Referral and Strategic Alliance Agreement	Various	3	3
Mutual Fund Agreements	Investment product fees	4	1
Other	Various	2	1
Total revenues		$254	$232

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2016	2015
Canadian Call Center Services Agreement	Professional services(1)	$4	$4
Other	Various	—	1
Total expenses		$4	$5

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

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	December 31, 2016	September 30, 2016
Assets:
Receivable from affiliates	$143	$106

Liabilities:
Payable to brokers, dealers and clearing organizations	$35	$72
Payable to affiliates	8	9
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
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$290	$2	$1,370	$—	$1,662
Cash and investments segregated and on deposit for regulatory purposes	—	—	9,263	—	9,263
Receivable from brokers, dealers and clearing organizations	—	—	959	—	959
Receivable from clients, net	—	—	12,039	—	12,039
Receivable from affiliates	9	—	144	(10)	143
Investments available-for-sale, at fair value	747	—	—	—	747
Investments in subsidiaries	5,888	5,773	—	(11,661)	—
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	410	—	556
Other, net	105	21	944	(72)	998
Total assets	$7,039	$5,942	$27,596	$(11,743)	$28,834
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,028	$—	$2,028
Payable to clients	—	—	19,062	—	19,062
Accounts payable and other liabilities	70	—	433	(19)	484
Payable to affiliates	1	—	17	(10)	8
Long-term debt	1,769	—	—	—	1,769
Deferred income taxes	—	54	283	(53)	284
Total liabilities	1,840	54	21,823	(82)	23,635
Stockholders' equity	5,199	5,888	5,773	(11,661)	5,199
Total liabilities and stockholders' equity	$7,039	$5,942	$27,596	$(11,743)	$28,834

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$248	$2	$1,605	$—	$1,855
Cash and investments segregated and on deposit for regulatory purposes	—	—	8,729	—	8,729
Receivable from brokers, dealers and clearing organizations	—	—	1,190	—	1,190
Receivable from clients, net	—	—	11,941	—	11,941
Receivable from affiliates	8	—	138	(40)	106
Investments available-for-sale, at fair value	757	—	—	—	757
Investments in subsidiaries	5,894	5,779	—	(11,673)	—
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	429	—	575
Other, net	163	21	1,083	(69)	1,198
Total assets	$7,070	$5,948	$27,582	$(11,782)	$28,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,040	$—	$2,040
Payable to clients	—	—	19,055	—	19,055
Accounts payable and other liabilities	171	—	413	(19)	565
Payable to affiliates	31	—	18	(40)	9
Long-term debt	1,817	—	—	—	1,817
Deferred income taxes	—	54	277	(50)	281
Total liabilities	2,019	54	21,803	(109)	23,767
Stockholders' equity	5,051	5,894	5,779	(11,673)	5,051
Total liabilities and stockholders' equity	$7,070	$5,948	$27,582	$(11,782)	$28,818

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$9	$—	$857	$(7)	$859
Operating expenses	7	—	506	(7)	506
Operating income	2	—	351	—	353
Other expense	14	—	—	—	14
Income (loss) before income taxes and equity in income of subsidiaries	(12)	—	351	—	339
Provision for (benefit from) income taxes	(5)	1	127	—	123
Income (loss) before equity in income of subsidiaries	(7)	(1)	224	—	216
Equity in income of subsidiaries	223	224	—	(447)	—
Net income	$216	$223	$224	$(447)	$216
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$4	$—	$813	$(5)	$812
Operating expenses	4	—	470	(5)	469
Operating income	—	—	343	—	343
Other expense	12	—	—	—	12
Income (loss) before income taxes and equity in income of subsidiaries	(12)	—	343	—	331
Provision for (benefit from) income taxes	(7)	—	126	—	119
Income (loss) before equity in income of subsidiaries	(5)	—	217	—	212
Equity in income of subsidiaries	217	217	—	(434)	—
Net income	$212	$217	$217	$(434)	$212

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(114)	$—	$24	$(90)
Cash flows from investing activities:
Purchase of property and equipment	—	—	(29)	(29)
Net cash used in investing activities	—	—	(29)	(29)
Cash flows from financing activities:
Payment of cash dividends	(95)	—	—	(95)
Purchase of treasury stock for income tax withholding on stock-based compensation	(11)	—	—	(11)
Other	32	—	—	32
Net cash used in financing activities	(74)	—	—	(74)
Intercompany investing and financing activities, net	230	—	(230)	—
Net increase (decrease) in cash and cash equivalents	42	—	(235)	(193)
Cash and cash equivalents at beginning of period	248	2	1,605	1,855
Cash and cash equivalents at end of period	$290	$2	$1,370	$1,662
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2015
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(55)	$—	$206	$151
Cash flows from investing activities:
Purchase of property and equipment	—	—	(43)	(43)
Purchase of short-term investments	(201)	—	—	(201)
Net cash used in investing activities	(201)	—	(43)	(244)
Cash flows from financing activities:
Payment of cash dividends	(91)	—	—	(91)
Purchase of treasury stock	(38)	—	—	(38)
Purchase of treasury stock for income tax withholding on stock-based compensation	(27)	—	—	(27)
Other, net	6	—	—	6
Net cash used in financing activities	(150)	—	—	(150)
Intercompany investing and financing activities, net	175	—	(175)	—
Net decrease in cash and cash equivalents	(231)	—	(12)	(243)
Cash and cash equivalents at beginning of period	920	2	1,056	1,978
Cash and cash equivalents at end of period	$689	$2	$1,044	$1,735

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2016, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
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
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; network security risks; liquidity risk; new laws and regulations affecting our business; regulatory and legal matters and uncertainties, inability to obtain regulatory approval for our planned acquisition of Scottrade Financial Services, Inc. ("Scottrade"), including the completion of the merger between Scottrade Bank and TD Bank, N.A., delay or failure to close such transaction or meet other closing conditions and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2016. The forward-looking statements contained in this report speak only as of the date on which the statements were made and do not include information related to the planned acquisition of Scottrade, except where Scottrade is referred to. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2016, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading "Critical Accounting Policies and Estimates" in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2016.
The term "GAAP" refers to U.S. generally accepted accounting principles. We utilize non-GAAP calculations of earnings before interest, taxes, depreciation and amortization ("EBITDA") and liquid assets available for corporate investing and financing activities. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance and liquidity of the business. Reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors' overall understanding of our financial performance.
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
Average commissions and transaction fees per trade — Total commissions and transaction fee revenues as reported on the Company's financial statements divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions, order routing revenue and markups on riskless principal transactions in fixed-income securities.

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
Brokerage accounts — Accounts maintained by the Company on behalf of clients for securities brokerage activities. The primary types of brokerage accounts are cash accounts, margin accounts, IRA accounts and beneficiary accounts. Futures accounts are sub-accounts associated with a brokerage account for clients who want to trade futures and/or options on futures. Forex accounts are sub-accounts associated with a brokerage account for clients who want to engage in foreign exchange trading.
Cash accounts — Brokerage accounts that do not have margin account approval.
Client assets — The total value of cash and securities in brokerage accounts.
Client cash and money market assets — The sum of all client cash balances, including client credit balances and client cash balances swept into insured deposit accounts or money market mutual funds.
Client credit balances — Client cash held in brokerage accounts, excluding balances generated by client short sales on which no interest is paid. Interest paid on client credit balances is a reduction of net interest revenue. Client credit balances are included in "payable to clients" on our financial statements.
Client margin balances — The total amount of cash loaned to clients in margin accounts. Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue. Client margin balances are included in "receivable from clients, net" on our financial statements.
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
EBITDA — EBITDA (earnings before interest, taxes, depreciation and amortization) is a non-GAAP financial measure. We consider EBITDA to be an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, GAAP pre-tax income, net income and cash flows from operating activities.
Fee-based investment balances — Client assets invested in money market mutual funds, other mutual funds and Company programs such as AdvisorDirect® and Selective Portfolios® (formerly known as Amerivest®), on which we earn fee revenues. Fee revenues earned on these balances are included in investment product fees on our financial statements.
Forex accounts - Sub-accounts maintained by the Company on behalf of clients for foreign exchange trading. Each forex account must be associated with a brokerage account. Forex accounts are not counted separately for purposes of the Company's client account metrics.
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

Investment product fees — Revenues earned on fee-based investment balances. Investment product fees include fees earned on money market mutual funds, other mutual funds and through Company programs such as AdvisorDirect® and Selective Portfolios®.
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
Market fee-based investment balances — Client assets invested in mutual funds (except money market funds) and Company programs such as AdvisorDirect® and Selective Portfolios,® on which we earn fee revenues that are largely based on a percentage of the market value of the investment. Market fee-based investment balances are a component of fee-based investment balances. Fee revenues earned on these balances are included in investment product fees on our financial statements.
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
We consider EBITDA to be an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under our senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, GAAP pre-tax income, net income and cash flows from operating activities.

The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended December 31,
	2016		2015
	$	% of Net Revenues	$	% of Net Revenues
Net income - GAAP	$216	25.1%	$212	26.1%
Add:
Depreciation and amortization	24	2.8%	22	2.7%
Amortization of acquired intangible assets	19	2.2%	22	2.7%
Interest on borrowings	14	1.6%	12	1.5%
Provision for income taxes	123	14.3%	119	14.7%
EBITDA - non-GAAP	$396	46.1%	$387	47.7%
Our net income increased 2% for the first quarter of fiscal 2017 compared to the first quarter of the prior year, primarily due to an increase in net revenues, partially offset by increases in operating expenses, interest on borrowings and income taxes. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 2% for the first quarter of fiscal 2017 compared to the first quarter of the prior year, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 5% to $0.41 for the first quarter of fiscal 2017 compared to $0.39 for the first quarter of the prior year, primarily due to higher net income and a 2% decrease in the weighted average diluted shares outstanding as a result of our stock repurchase programs.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first quarter of fiscal 2017, asset-based revenues and transaction-based revenues accounted for 57% and 41% of our net revenues, respectively. Asset-based revenues consist of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended December 31,		Increase/ (Decrease)
	2016	2015
Average insured deposit account balances	$93,263	$80,345	$12,918
Average interest-earning assets	24,454	22,187	2,267
Average spread-based balances	$117,717	$102,532	$15,185

Insured deposit account fee revenue	$245	$227	$18
Net interest revenue	151	154	(3)
Spread-based revenue	$396	$381	$15

Avg. annualized yield—insured deposit account fees	1.03%	1.10%	(0.07)%
Avg. annualized yield—interest-earning assets	2.42%	2.71%	(0.29)%
Net interest margin (NIM)	1.32%	1.45%	(0.13)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended December 31,
	2016	2015
Segregated cash	$7	$1	$6
Client margin balances	108	111	(3)
Securities lending/borrowing, net	33	41	(8)
Other cash and interest-earning investments	3	1	2
Client credit balances	—	—	—
Net interest revenue	$151	$154	$(3)

	Average Balance		% Change
	Three months ended December 31,
	2016	2015
Segregated cash	$8,723	$6,171	41%
Client margin balances	11,898	12,262	(3)%
Securities borrowing	955	784	22%
Other cash and interest-earning investments	2,878	2,970	(3)%
Interest-earning assets	$24,454	$22,187	10%

Client credit balances	$16,106	$14,043	15%
Securities lending	1,886	2,373	(21)%
Interest-bearing liabilities	$17,992	$16,416	10%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended December 31,
	2016	2015
Segregated cash	0.30%	0.09%	0.21%
Client margin balances	3.56%	3.54%	0.02%
Other cash and interest-earning investments	0.44%	0.05%	0.39%
Client credit balances	(0.01)%	(0.01)%	0.00%
Net interest revenue	2.42%	2.71%	(0.29)%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)
	Three months ended December 31,
	2016	2015
Money market mutual fund	$3	$1	$2
Market fee-based investment balances	91	91	—
Total investment product fees	$94	$92	$2

	Average Balance		% Change
	Three months ended December 31,
	2016	2015
Money market mutual fund	$3,701	$5,753	(36)%
Market fee-based investment balances	166,749	152,882	9%
Total fee-based investment balances	$170,450	$158,635	7%

	Average Annualized Yield		Increase/ (Decrease)
	Three months ended December 31,
	2016	2015
Money market mutual fund	0.38%	0.06%	0.32%
Market fee-based investment balances	0.21%	0.23%	(0.02)%
Total investment product fees	0.22%	0.23%	(0.01)%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended December 31,		% Change
	2016	2015
Total trades (in millions)	30.43	27.60	10%
Average client trades per day	486,801	438,108	11%
Trading days	62.5	63.0	(1)%
Average commissions and transaction fees per trade	$11.65	$11.90	(2)%
Order routing revenue (in millions)	$79	$70	13%
Average order routing revenue per trade(1)	$2.59	$2.54	2%

(1)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended December 31,		% Change
	2016	2015
Funded accounts (beginning of period)	6,950,000	6,621,000	5%
Funded accounts (end of period)	7,046,000	6,686,000	5%
Percentage change during period	1%	1%

Client assets (beginning of period, in billions)	$773.8	$667.4	16%
Client assets (end of period, in billions)	$797.0	$695.3	15%
Percentage change during period	3%	4%

Net new assets (in billions)	$18.7	$17.5	7%
Net new assets annualized growth rate	10%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended December 31,		% Change
	2016	2015
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$355	$328	8%
Asset-based revenues:
Insured deposit account fees	245	227	8%
Net interest revenue	151	154	(2)%
Investment product fees	94	92	2%
Total asset-based revenues	490	473	4%
Other revenues	14	11	27%
Net revenues	859	812	6%
Operating expenses:
Employee compensation and benefits	214	201	6%
Clearing and execution costs	36	30	20%
Communications	35	32	9%
Occupancy and equipment costs	44	43	2%
Depreciation and amortization	24	22	9%
Amortization of acquired intangible assets	19	22	(14)%
Professional services	53	37	43%
Advertising	57	62	(8)%
Other	24	20	20%
Total operating expenses	506	469	8%
Operating income	353	343	3%
Other expense:
Interest on borrowings	14	12	17%
Total other expense	14	12	17%
Pre-tax income	339	331	2%
Provision for income taxes	123	119	3%
Net income	$216	$212	2%
Other information:
Effective income tax rate	36.3%	36.0%
Average debt outstanding	$1,749	$1,748	0%
Effective interest rate incurred on borrowings	3.19%	2.85%

Three-Month Periods Ended December 31, 2016 and 2015
Net Revenues
Commissions and transaction fees increased 8% to $355 million, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Total trades increased 10%, as average client trades per day increased 11% to 486,801 for the first quarter of fiscal 2017 compared to 438,108 for the first quarter of the prior year. Average commissions and transaction fees per trade decreased to $11.65 for the first quarter of fiscal 2017 from $11.90 for the first quarter of the prior year, primarily due to a lower percentage of option trades, which earn higher average commissions and transaction fees per trade, and a higher percentage of futures trades, which earn somewhat lower average commissions and transaction fees per trade. The decrease in the average rate per trade is also due to a higher percentage of institutional investor trades, which generally earn lower average commissions and transaction fees per trade. Average commissions and transaction fees per trade continue to be negatively impacted by price competition in the industry.
Asset-based revenues, which consists of insured deposit account fees, net interest revenue and investment product fees, increased 4% to $490 million primarily due to a 15% increase in average spread-based assets and a 9% increase in average market fee-based investment balances. These increases were partially offset by a decrease of 13 basis points in net interest margin to 1.32% and a decrease of 2 basis points in the average yield earned on market fee-based investment balances. Net interest margin decreased as the benefit realized on the December 2015 federal funds rate increase was more than offset by a higher percentage of total IDA balances being kept in floating-rate investments, which earn a lower interest rate, a decrease in net interest revenue from our securities borrowing/lending program and the impact of lower average client margin balances, which earn a larger net interest spread. The Federal Open Market Committee increased the target range for the federal funds rate by 0.25% on December 16, 2015 to between 0.25% and 0.50% and increased the target range for the federal funds rate by 0.25% on December 14, 2016 to between 0.50% and 0.75%. We expect asset-based revenues to be favorably impacted by the December 2016 federal funds rate increase primarily due to a steeper LIBOR yield curve. Depending on competitive pricing, we may receive less benefit from future rate increases.
Insured deposit account fees increased 8% to $245 million, primarily due to a 16% increase in average client IDA balances. The increase was partially offset by a decrease of 7 basis points in the average yield earned on the IDA assets. The growth in IDA balances is due to our success in attracting net new client assets and due to our clients' lower net buying activity in the market, resulting in a higher percentage of total client assets being held in cash. The decrease in the average yield is primarily due to the balance growth and maturities of investments within the IDA portfolio being invested at lower rates, as a higher percentage of total IDA balances were being kept in floating-rate investments during the first quarter of fiscal 2017. The decrease in the average yield was also attributable to the FDIC surcharge which began in July 2016. For more information about the IDA agreement, please see Note 13 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue decreased 2% to $151 million, primarily due to an $8 million decrease in net interest revenue from our securities borrowing/lending program and a 3% decrease in average client margin balances, partially offset by increases in the average yields earned on segregated cash and other cash and interest-earning investment balances as a result of the December 2015 federal funds rate increase. The average yield earned on client margin balances increased to a lesser extent, as the benefit of the December 2015 federal funds rate increase was mostly offset by the impact from clients with larger margin balances with lower negotiated interest rates.
Investment product fees increased 2% to $94 million, primarily due to a 9% increase in average market fee-based investment balances and an increase of 32 basis points in the average yield earned on money market mutual fund balances. These increases were partially offset by a decrease of 2 basis points in the average yield earned on market fee-based investment balances.
Operating Expenses
Total operating expenses increased 8% during the first quarter of fiscal 2017 compared to the first quarter of the prior year.
Employee compensation and benefits increased 6% to $214 million, primarily due to an increase in average headcount related to strategic growth initiatives and additional costs related to organizational changes. The average number of full-time equivalent employees increased to 6,096 for the first quarter of fiscal 2017 compared to 5,774 for the first quarter of the prior year.
Clearing and execution costs increased 20% to $36 million, primarily due to a $5 million benefit from a retroactive fee decrease from a clearinghouse during the first quarter of the prior year.
Professional services increased 43% to $53 million, primarily due to increased usage of consulting and contract services in connection with operational, technology and acquisition-related initiatives and higher costs associated with legal and regulatory matters.

Advertising expense decreased 8% to $57 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.
Income Taxes
Our effective income tax rate was 36.3% for the first quarter of fiscal 2017, compared to 36.0% for the first quarter of the prior year. The effective income tax rate for the first quarter of 2017 included $7 million of favorable resolutions of state income tax matters. This favorably impacted our earnings for the first quarter of fiscal 2017 by approximately one cent per share. The effective tax rate for the first quarter of the prior year included $7 million of net favorable resolutions of state income tax matters and $2 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets. These items had a net favorable impact on our earnings for the first quarter of the prior year of approximately two cents per share. We expect our effective income tax rate to range from 37% to 38% for the remainder of fiscal 2017, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation (the "Parent") conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2017 were financed primarily from our subsidiaries' earnings and cash on hand. We plan to finance our ordinary capital and liquidity needs during the remainder of fiscal 2017 primarily from our subsidiaries' earnings, cash on hand and borrowings. During fiscal 2017, we plan to return approximately 40% of our net income excluding amortization of intangible assets to our stockholders through cash dividends. We returned $95 million, or approximately 42% of net income excluding amortization of intangible assets, to our stockholders during the first quarter of fiscal 2017 through cash dividends. For more information about our dividends, see "Cash Dividends" later in this section.
We intend to fund the acquisition of Scottrade with new common equity, cash on hand and debt financing. The Scottrade acquisition is expected to close by September 30, 2017. For further information about the Scottrade acquisition, please see Note 2 — BUSINESS ACQUISITION under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements.
The Parent may make loans of cash or securities under committed and uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity for operational contingencies. Liquidity for operational contingencies could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $773 million and uncommitted facilities of $600 million were available to the Parent's primary broker-dealer and FCM/FDM subsidiaries as of December 31, 2016. For more information about these credit agreements, see "Loan Facilities — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of December 31, 2016 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,768	$724	$1,044
TD Ameritrade, Inc.	$215	$0.3	$215

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$122	$24	$98
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. TDAC had $302 million and $335 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of December 31, 2016 and September 30, 2016, respectively. The largest amount of TDAC cash and investments ever deposited with clearing organizations was approximately $714 million, which occurred in October 2015.
TDAC's liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and lending of client margin securities. Cash balances in client brokerage accounts were $18.6 billion and $18.7 billion as of December 31, 2016 and September 30, 2016, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $8.9 billion and $8.4 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of December 31, 2016 and September 30, 2016, respectively.
For general liquidity needs, TDAC also maintains a senior unsecured revolving credit facility in an aggregate principal amount of $300 million. This facility is described under Loan Facilities – TD Ameritrade Clearing, Inc. Credit Agreement later in this section. There were no borrowings outstanding on this facility as of December 31, 2016 and September 30, 2016.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for a committed revolving loan facility of $700 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under Loan Facilities – Intercompany Credit Agreements later in this section. There were no borrowings outstanding under any of the intercompany credit agreements as of December 31, 2016 and September 30, 2016.
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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

	Dec. 31,	Sept. 30,
	2016	2016	Change
Cash and cash equivalents - GAAP	$1,662	$1,855	$(193)
Less: Non-corporate cash and cash equivalents	(1,220)	(1,395)	175
Corporate cash and cash equivalents	442	460	(18)
Corporate investments	747	757	(10)
Less: Corporate liquidity maintained for operational contingencies	(773)	(773)	—
Excess corporate cash and cash equivalents and investments	416	444	(28)
Excess broker-dealer regulatory net capital	485	369	116
Liquid assets available for corporate investing and financing activities - non-GAAP	$901	$813	$88

The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2016	$813

Plus: EBITDA(1)	396
Proceeds from exercise of stock options	23
Change in net capital related to daily futures client cash sweep	18

Less: Income taxes paid	(99)
Payment of cash dividends	(95)
Purchase of property and equipment	(29)
Interest paid	(19)
Purchase of treasury stock for income tax withholding on stock-based compensation	(11)
Additional net capital requirement due to increase in aggregate debits	(9)
Other changes in working capital and regulatory net capital	(87)
Liquid assets available for corporate investing and financing activities as of December 31, 2016	$901

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of December 31, 2016, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.63%.
TD Ameritrade Holding Corporation Credit Agreement – The Parent has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is June 11, 2019. There were no borrowings outstanding under the Parent Revolving Facility as of December 31, 2016.
TD Ameritrade Clearing, Inc. Credit Agreement – TDAC has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is June 11, 2019. There were no borrowings outstanding under the TDAC Revolving Facility as of December 31, 2016.

Intercompany Credit Agreements – The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and uncommitted lines of credit as summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$700	$300	March 1, 2022
TD Ameritrade, Inc.	$50	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$22.5	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of December 31, 2016.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. As of December 31, 2016, we had approximately 26 million shares remaining under this stock repurchase authorization. We have suspended further repurchases under our current stock repurchase authorization until after the completion of the Scottrade acquisition.
Cash Dividends
We declared an $0.18 per share quarterly cash dividend on our common stock during each of the first and second quarters of fiscal 2017. We paid $95 million in cash dividends during the first quarter of fiscal 2017. We expect to pay the second quarter dividend of $95 million on February 15, 2017.
CONTRACTUAL OBLIGATIONS
The following item constitutes a material change in our contractual obligations outside the ordinary course of business since September 30, 2016:
On October 24, 2016, we entered into an Agreement and Plan of Merger to acquire Scottrade in a cash and equity transaction valued at $4 billion. The transaction will take place in two, consecutive steps. First, and as a condition precedent to our acquisition of Scottrade, TD will purchase Scottrade Bank from Scottrade for $1.3 billion, subject to closing adjustments. Additionally, we expect TD to purchase $400 million in new common equity, or approximately 11 million shares, from us in connection with the planned transaction. Immediately following TD's acquisition of Scottrade Bank, we will acquire Scottrade for $4 billion less the proceeds from the sale of Scottrade Bank, which is subject to closing adjustments. We intend to fund the acquisition of Scottrade with $1 billion in new common equity, or approximately 28 million shares, issued to Scottrade shareholders, cash on hand, proceeds from the sale of our common stock to TD, as described above, and debt financing. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by September 30, 2017.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 8 – COMMITMENTS AND CONTINGENCIES and "Insured Deposit Account Agreement" under Note 13 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (29% of our net revenues for the first quarter of fiscal 2017) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
WEBSITES AND SOCIAL MEDIA DISCLOSURE
From time to time, the Company may use its website and/or Twitter as distribution channels of material information. The Company's Code of Business Conduct and Ethics, financial data and other important information regarding the Company is routinely accessible through and posted on the Company's website at www.amtd.com and its Twitter account @TDAmeritradePR. We ask that interested parties visit or subscribe to newsfeeds at www.amtd.com/newsroom to automatically receive email alerts and other information, including the most up-to-date corporate financial information, presentation announcements, transcripts and archives. The website to access the Company's Twitter account is https://twitter.com/TDAmeritradePR. Website links provided in this report, although correct when published, may change in the future. We make available free of charge on our website at www.amtd.com/investor-

relations/sec-filings/ our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC filings are also available on the SEC's website at http://www.sec.gov/.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. As of December 31, 2016, our consolidated duration was 2.0 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the IDA arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2016 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $60 million to $120 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $110 million to $120 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels despite the increase in the federal funds target range to 0.50% to 0.75% as directed by the Federal Open Market Committee in December 2016.

Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2016. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II – OTHER INFORMATION
Item 1. – Legal Proceedings
For information regarding legal proceedings, see Note 8 – COMMITMENTS AND CONTINGENCIES – "Legal and Regulatory Matters" under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A— "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2016, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2016.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2016 – October 31, 2016	12,772	$35.71	—	25,979,986
November 1, 2016 – November 30, 2016	180,335	$40.87	—	25,979,986
December 1, 2016 – December 31, 2016	83,746	$43.47	—	25,979,986
Total – Three months ended December 31, 2016	276,853	$41.42	—	25,979,986
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the first quarter of fiscal 2017.
During the quarter ended December 31, 2016, 276,853 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
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

10.1
Separation and Release of Claims Agreement, dated September 22, 2016, between Fredric J. Tomczyk and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed on November 18, 2016)

10.2
Separation Agreement and Release of Claims, dated August 1, 2016, between Marvin W. Adams and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K filed on November 18, 2016)

10.3	Form of Performance-Based Restricted Stock Unit Agreement for Tim Hockey

10.4	Form of Performance-Based Restricted Stock Unit Agreement for Employees

10.5
Letter Agreement, dated as of October 24, 2016, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and TD Luxembourg International Holdings S.à.r.l. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 28, 2016)

10.6
Subscription Agreement, dated as of October 24, 2016, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and TD Luxembourg International Holdings S.à.r.l. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 28, 2016)

10.7
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

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Tim Hockey, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Dated: February 6, 2017

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)