Form 10-Q
period 2017-03-31
TD AMERITRADE HOLDING CORP
filed 2017-05-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.     Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of May 1, 2017, there were 528,061,736 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company's management.
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
/s/ ERNST & YOUNG LLP
New York, New York
May 8, 2017

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	September 30, 2016
	(In millions)
ASSETS
Cash and cash equivalents	$2,231	$1,855
Cash and investments segregated and on deposit for regulatory purposes	8,727	8,729
Receivable from brokers, dealers and clearing organizations	1,101	1,190
Receivable from clients, net	12,036	11,941
Receivable from affiliates	111	106
Other receivables, net	145	160
Securities owned, at fair value	357	331
Investments available-for-sale, at fair value	747	757
Property and equipment at cost, net	555	526
Goodwill	2,467	2,467
Acquired intangible assets, net	537	575
Other assets	151	181
Total assets	$29,165	$28,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,884	$2,040
Payable to clients	19,238	19,055
Accounts payable and other liabilities	675	565
Payable to affiliates	9	9
Long-term debt	1,765	1,817
Deferred income taxes	269	281
Total liabilities	23,840	23,767
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; March 31, 2017 - 528 million shares outstanding; September 30, 2016 - 526 million shares outstanding	6	6
Additional paid-in capital	1,696	1,670
Retained earnings	5,759	5,518
Treasury stock, common, at cost: March 31, 2017 - 103 million shares; September 30, 2016 - 105 million shares	(2,111)	(2,121)
Deferred compensation	1	—
Accumulated other comprehensive loss	(26)	(22)
Total stockholders' equity	5,325	5,051
Total liabilities and stockholders' equity	$29,165	$28,818
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$365	$360	$719	$689
Asset-based revenues:
Insured deposit account fees	269	235	514	462
Net interest revenue	154	147	305	300
Investment product fees	103	88	197	181
Total asset-based revenues	526	470	1,016	943
Other revenues	13	16	27	27
Net revenues	904	846	1,762	1,659
Operating expenses:
Employee compensation and benefits	229	208	443	408
Clearing and execution costs	37	37	73	67
Communications	29	33	64	66
Occupancy and equipment costs	45	43	89	85
Depreciation and amortization	25	22	49	44
Amortization of acquired intangible assets	19	22	38	45
Professional services	59	37	111	74
Advertising	80	81	137	143
Other	23	20	47	40
Total operating expenses	546	503	1,051	972
Operating income	358	343	711	687
Other expense:
Interest on borrowings	14	13	28	26
Total other expense	14	13	28	26
Pre-tax income	344	330	683	661
Provision for income taxes	130	125	253	244
Net income	$214	$205	$430	$417
Earnings per share - basic	$0.41	$0.38	$0.81	$0.78
Earnings per share - diluted	$0.40	$0.38	$0.81	$0.78
Weighted average shares outstanding - basic	528	533	528	535
Weighted average shares outstanding - diluted	530	535	530	538
Dividends declared per share	$0.18	$0.17	$0.36	$0.34
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions)
Net income	$214	$205	$430	$417
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized gain (loss)	1	—	(9)	—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1	2	2
Total other comprehensive income (loss), before tax	2	1	(7)	2
Income tax effect	(1)	(1)	3	(1)
Total other comprehensive income (loss), net of tax	1	—	(4)	1
Comprehensive income	$215	$205	$426	$418
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2017	2016
	(In millions)
Cash flows from operating activities:
Net income	$430	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	44
Amortization of acquired intangible assets	38	45
Deferred income taxes	(9)	(4)
Stock-based compensation	18	16
Excess tax benefits on stock-based compensation	(11)	(16)
Other, net	5	4
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	2	(1,428)
Receivable from brokers, dealers and clearing organizations	89	(445)
Receivable from clients, net	(95)	1,374
Receivable from/payable to affiliates, net	(5)	(18)
Other receivables, net	15	(5)
Securities owned, at fair value	(26)	260
Other assets	(23)	(36)
Payable to brokers, dealers and clearing organizations	(156)	(345)
Payable to clients	183	1,059
Accounts payable and other liabilities	122	99
Net cash provided by operating activities	626	1,021
Cash flows from investing activities:
Purchase of property and equipment	(79)	(58)
Purchase of short-term investments	—	(201)
Proceeds from sale and maturity of short-term investments	—	200
Net cash used in investing activities	(79)	(59)
Cash flows from financing activities:
Payment of cash dividends	(190)	(182)
Proceeds from exercise of stock options: Six months ended March 31, 2017 - 1.3 million shares	23	—
Purchase of treasury stock: Six months ended March 31, 2016 - 9.1 million shares	—	(269)
Purchase of treasury stock for income tax withholding on stock-based compensation: Six months ended March 31, 2017 - 0.3 million shares; 2016 - 0.8 million shares	(15)	(29)
Excess tax benefits on stock-based compensation	11	16
Net cash used in financing activities	(171)	(464)
Net increase in cash and cash equivalents	376	498
Cash and cash equivalents at beginning of period	1,855	1,978
Cash and cash equivalents at end of period	$2,231	$2,476
Supplemental cash flow information:
Interest paid	$28	$27
Income taxes paid	$103	$142

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Six Month Periods Ended March 31, 2017 and 2016
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
Recently Adopted Accounting Pronouncements
ASU 2017-03 — In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-03, Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The applicable SEC Staff announcement applies to the following recently issued accounting standards that have not yet been adopted by the Company: Revenue from Contracts with Customers (ASU 2014-09); Leases (ASU 2016-02); Measurement of Credit Losses on Financial Instruments (ASU 2016-13); and any subsequent amendments to the aforementioned ASUs. Based on the views of the SEC staff, the amendments in ASU 2017-03 require entities to consider providing additional qualitative financial statement disclosures when the financial statement impact of adopting the three new ASUs mentioned above is not known or cannot be reasonably estimated. Such qualitative disclosures should include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the entity's current accounting policies. In addition, an entity should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. Since this update is intended to add disclosures related to certain ASUs, the adoption of ASU 2017-03 did not have a material impact on the Company's financial statements.
Recently Issued Accounting Pronouncements
ASU 2017-04 — In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which is intended to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. When measuring the goodwill impairment loss, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered, if applicable. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative test is necessary. ASU 2017-04 should be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 will be effective the Company's fiscal year beginning October 1, 2020. The Company is currently assessing the impact of this ASU and the timing of adoption, but does not expect the standard to have a material impact on its financial statements.
ASU 2016-18 — In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU will amend the guidance in ASC Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU will require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity will also be required to disclose information regarding the nature of the restrictions. ASU 2016-18 requires retrospective application and is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. ASU 2016-18 will be effective for the Company's fiscal year beginning October 1, 2018. The adoption of ASU 2016-18 will change the manner in which restricted cash and restricted cash equivalents are presented in the Company's financial statements.

ASU 2016-16 — In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU will amend the guidance in ASC Topic 740, Income Taxes. The amendments in this ASU are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when the asset is sold to a third party. ASU 2016-16 requires modified retrospective adoption and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2016-16 will be effective for the Company's fiscal year beginning October 1, 2018. The Company is currently assessing the impact this ASU will have on its financial statements.
ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. Therefore, ASU 2016-13 will be effective for the Company's fiscal year beginning on October 1, 2020, using a modified retrospective approach. The Company is currently assessing the impact this ASU will have on its financial statements.
ASU 2016-09 — In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (2) tax effects of exercised or vested awards should be treated as discrete items in the period in which they occur; (3) excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period; (4) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively, retrospectively or using a modified retrospective transition method. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Therefore, ASU 2016-09 will be effective for the Company's fiscal year beginning October 1, 2017. The Company expects the adoption of this ASU may create some volatility in its quarterly and annual effective income tax rate related to the excess tax benefits and tax deficiencies being recognized as income tax expense or benefit in the Condensed Consolidated Statements of Income. The amount of excess tax benefits and tax deficiencies recognized will be dependent on the volume of equity compensation during a particular period and on the market price of the Company's common stock at the date the equity awards either vest or are exercised. A large portion of the impact from the adoption of ASU 2016-09 will likely occur during the first quarter of each fiscal year due to the Company's historic practice of granting the majority of equity compensation in that period.
ASU 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in Accounting Standards Codification ("ASC") Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee will be required to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference from the previous guidance is that lease assets and liabilities arising from operating leases will be recognized in the statement of financial position. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will require an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Therefore, ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently assessing the impact of this ASU, but does not expect the standard to have a material impact on its net income. Upon adoption of ASU 2016-02, the Company expects to recognize right-of-use assets and lease liabilities for its operating leases, with initial measurement as defined by the ASU, in its Condensed Consolidated Balance Sheets.
ASU 2014-09 — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and, (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments by using one of the following two methods: (1) retrospective application to each prior reporting period presented or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Subsequent to issuing ASU 2014-09, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2014-09. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2014-09.
The Company plans to adopt the revenue recognition standard as of October 1, 2018. The guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, the Company does not expect the adoption of this standard to impact net interest revenue. While the Company has not yet identified any changes in the timing of revenue recognition, its review is ongoing. The Company has not selected a transition method and continues to assess the impact that these revenue recognition standards will have on its financial statements, including the impacts related to accounting for incremental costs of obtaining contracts and additional disclosure requirements.
2. BUSINESS ACQUISITION
On October 24, 2016, the Company entered into an Agreement and Plan of Merger with Scottrade Financial Services, Inc. ("Scottrade"), Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, and Alto Acquisition Corp., a wholly-owned subsidiary of the Company, pursuant to which the Company agreed to acquire Scottrade in a cash and equity transaction valued at $4 billion. The transaction will take place in two, consecutive steps. First, and as a condition precedent to the Company's acquisition of Scottrade, The Toronto-Dominion Bank ("TD") will purchase Scottrade Bank from Scottrade for $1.3 billion in cash, subject to closing adjustments. Under the terms of the planned acquisition, Scottrade Bank will merge with and into TD Bank, N.A., an indirect wholly-owned subsidiary of TD. Additionally, the Company expects TD to purchase $400 million in new common equity, or approximately 11 million shares, from the Company in connection with the planned transaction. Immediately following TD's acquisition of Scottrade Bank, the Company will acquire Scottrade for $4 billion less the proceeds from the sale of Scottrade Bank, which is subject to closing adjustments. The Company intends to fund the acquisition of Scottrade with $1 billion in new common equity, or approximately 28 million shares, issued to Scottrade shareholders, cash on hand, proceeds from the sale of the Company's common stock to TD, as described above, and debt financing. For information regarding the debt financing related to the planned acquisition of Scottrade, see Note 15 – SUBSEQUENT EVENTS. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by September 30, 2017. On December 8, 2016, the U.S. Federal Trade Commission notified the Company that early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted, effective immediately. Following the transaction's close, Scottrade Founder and CEO, Rodger Riney, will be appointed to the Company's board of directors.
3. CASH AND CASH EQUIVALENTS
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	March 31, 2017	September 30, 2016
Broker-dealer subsidiaries	$1,048	$1,153
Corporate	921	460
Futures commission merchant and forex dealer member subsidiary	130	125
Trust company subsidiary	108	85
Investment advisory subsidiaries	24	32
Total	$2,231	$1,855
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, futures commission merchant ("FCM")/forex dealer member ("FDM") and trust company subsidiaries to the Parent.

4. CASH AND INVESTMENTS SEGREGATED AND ON DEPOSIT FOR REGULATORY PURPOSES
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	March 31, 2017	September 30, 2016
U.S. government debt securities	$6,922	$6,523
Reverse repurchase agreements (collateralized by U.S. government debt securities)	750	1,288
Cash in demand deposit accounts	576	657
Cash on deposit with futures commission merchants	253	186
U.S. government agency mortgage-backed securities	201	—
U.S. government debt securities on deposit with futures commission merchant	25	75
Total	$8,727	$8,729
5. INCOME TAXES
The Company's effective income tax rate for the six months ended March 31, 2017 was 37.0%, compared to 36.9% for the six months ended March 31, 2016. The provision for income taxes for the six months ended March 31, 2017 included $7 million of net favorable resolutions of state income tax matters and $2 million of favorable tax benefits for federal incentives. These items had a net favorable impact on the Company's earnings for the six months ended March 31, 2017 of approximately two cents per share. The provision for income taxes for the six months ended March 31, 2016 included $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate, and $5 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets. These items had a net favorable impact on the Company's earnings for the six months ended March 31, 2016 of approximately two cents per share.
6. LONG-TERM DEBT AND CREDIT FACILITIES
Long-term debt consists of the following (dollars in millions):

March 31, 2017	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(1)	$19	$518
2.950% Notes due 2022	750	(6)	—	744
3.625% Notes due 2025	500	(4)	7	503
Total long-term debt	$1,750	$(11)	$26	$1,765

September 30, 2016	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$33	$531
2.950% Notes due 2022	750	(6)	—	744
3.625% Notes due 2025	500	(4)	46	542
Total long-term debt	$1,750	$(12)	$79	$1,817

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
During April 2017, the Company sold, through a public offering, $800 million aggregate principal amount of unsecured 3.300% Senior Notes due April 1, 2027 and entered into two new credit agreements consisting of senior unsecured revolving credit facilities in the aggregate principal amounts of $300 million and $600 million. The new revolving credit facilities replace the Company's existing revolving credit facilities. For additional details regarding these transactions, see Note 15 – SUBSEQUENT EVENTS.

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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of March 31, 2017, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.76%.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Gain (loss) on fair value of interest rate swaps	$(4)	$31	$(53)	$14
Gain (loss) on fair value of hedged fixed-rate debt	4	(31)	53	(14)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	March 31, 2017	September 30, 2016
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$26	$79
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of March 31, 2017 and September 30, 2016, the pay-variable interest rate swap counterparties had pledged $40 million and $93 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
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
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2017	$1,519	$291	$1,228	10.43%
September 30, 2016	$1,719	$288	$1,431	11.95%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
March 31, 2017	$131	$0.25	$131
September 30, 2016	$139	$0.25	$138
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital(1)
March 31, 2017	$107	$22	$85
September 30, 2016	$117	$22	$95

(1)	On April 27, 2017, TD Ameritrade Futures & Forex LLC paid a $40 million cash dividend to the Parent.
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $40 million and $37 million as of March 31, 2017 and September 30, 2016, respectively, which exceeded the required Tier 1 capital by $22 million and $21 million, respectively.
8. COMMITMENTS AND CONTINGENCIES
Legal and Regulatory Matters
Order Routing Matters – Five putative class action complaints were filed between August and October 2014 regarding TD Ameritrade's routing of client orders. The cases were filed in, or transferred to, the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al.; Tyler Verdieck v. TD Ameritrade, Inc.; Bruce Lerner v. TD Ameritrade, Inc.; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al.; Gerald Klein v. TD Ameritrade Holding Corporation, et al. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with "best execution" and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company moved to dismiss each of the five putative class action complaints. The Magistrate Judge subsequently entered Findings and Recommendations with respect to each of the five actions, recommending that the District Judge dismiss each of the five lawsuits. On March 23, 2016, the District Judge entered an order dismissing all of the state law claims in the five actions, denying the motion to dismiss the federal securities claims in the Klein case, and permitting the plaintiffs in the other four actions to amend their complaints to assert a federal securities claim. None of the plaintiffs in the other four actions filed an amended complaint. The plaintiffs in the Zola, Sarbacker and Verdieck cases filed notices of appeal. The plaintiff in the Lerner case did not file a notice of appeal and that case is considered closed. The Klein case is proceeding in the District Court. The Company intends to vigorously defend against these lawsuits and is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc. and TDAC have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc. and TDAC are cooperating with the requests.
Lawsuit re Scottrade Acquisition – On April 6, 2017, an alleged stockholder of the Company filed a purported stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit filed in the Delaware Chancery Court is captioned Vero Beach Police Officers’ Retirement Fund, derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al., C.A. No. 2017-0264-JRS. The suit names as defendants TD and the members of the Company’s board of directors. It also names the Company as a nominal defendant. The complaint alleges that the Scottrade acquisition and TD's acquisition of Scottrade Bank are unfair from the perspective of the Company because TD Bank, N.A. is acquiring Scottrade Bank for an alleged low price, which in turn will cause the Company to pay an alleged high price to acquire Scottrade. The complaint claims that the Company’s directors and TD, as the Company’s alleged controlling stockholder, breached their fiduciary duties to the Company and its stockholders. The complaint seeks a declaration that demand on the Company’s board is excused as futile, corporate governance reforms, damages, interest and fees. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of this lawsuit, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of March 31, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

	March 31, 2017	September 30, 2016
Client margin securities	$16.6	$16.5
Stock borrowings	1.0	1.1
Total collateral available	$17.6	$17.6

Collateral loaned	$1.8	$2.0
Collateral repledged	2.8	2.7
Total collateral loaned or repledged	$4.6	$4.7

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	March 31, 2017	September 30, 2016
Cash	Receivable from brokers, dealers and clearing organizations	$120	$116
U.S. government debt securities	Securities owned, at fair value	240	220
Total		$360	$336
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

•
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active and inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities, U.S. government agency mortgage-backed securities, which consist of Ginnie Mae Home Equity Conversion Mortgages, and other interest-sensitive financial instruments.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability.
The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and September 30, 2016 (dollars in millions):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,064	$—	$—	$2,064
Investments segregated for regulatory purposes:
U.S. government debt securities	—	6,947	—	6,947
U.S. government agency mortgage-backed securities	—	201	—	201
Subtotal - Investments segregated for regulatory purposes	—	7,148	—	7,148
Securities owned:
U.S. government debt securities	—	340	—	340
Other	11	6	—	17
Subtotal - Securities owned	11	346	—	357
Investments available-for-sale:
U.S. government debt securities	—	747	—	747
Other assets:
Pay-variable interest rate swaps(1)	—	26	—	26
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	30	1	31
Total assets at fair value	$2,075	$8,271	$1	$10,347
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$8	$—	$—	$8

(1)	See "Fair Value Hedging" in Note 6 for details.

	As of September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,658	$—	$—	$1,658
Investments segregated for regulatory purposes:
U.S. government debt securities	—	6,598	—	6,598
Securities owned:
U.S. government debt securities	—	320	—	320
Other	6	5	—	11
Subtotal - Securities owned	6	325	—	331
Investments available-for-sale:
U.S. government debt securities	—	757	—	757
Other assets:
Pay-variable interest rate swaps(1)	—	79	—	79
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	83	1	84
Total assets at fair value	$1,664	$7,763	$1	$9,428
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$6	$—	$—	$6

(1)	See "Fair Value Hedging" in Note 6 for details.
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
U.S. government agency mortgage-backed securities – Fair values for mortgage-backed securities are based on prices obtained from an independent pricing vendor. The primary inputs to the valuation include quoted prices for similar assets in active markets and in markets that are not active, a market derived prepayment curve, weighted average yields on the underlying collateral and spreads to benchmark indices.

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
Long-term debt – As of March 31, 2017, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $1.82 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.77 billion. As of September 30, 2016, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.87 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.82 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of March 31, 2017 and September 30, 2016 (dollars in millions):

	March 31, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$750	$—	$750	$—	$(750)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	960	—	960	(65)	(872)	23
Other assets:
Pay-variable interest rate swaps	26	—	26	—	(26)	—
Total	$1,736	$—	$1,736	$(65)	$(1,648)	$23
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$1,830	$—	$1,830	$(65)	$(1,562)	$203

	September 30, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,288	$—	$1,288	$—	$(1,288)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,051	—	1,051	(172)	(862)	17
Other assets:
Pay-variable interest rate swaps	79	—	79	—	(79)	—
Total	$2,418	$—	$2,418	$(172)	$(2,229)	$17
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$1,990	$—	$1,990	$(172)	$(1,638)	$180

(1)
Included in the gross amounts of deposits paid for securities borrowed is $575 million and $590 million as of March 31, 2017 and September 30, 2016, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.12 billion and $1.07 billion as of March 31, 2017 and September 30, 2016, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	March 31, 2017	September 30, 2016
Deposits received for securities loaned:
Equity securities	$1,570	$1,652
Exchange-traded funds	175	216
Closed-end funds	39	73
Other	46	49
Total	$1,830	$1,990

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At March 31, 2017 and September 30, 2016, the Company had received total collateral with a fair value of $1.74 billion and $2.44 billion, respectively, and pledged total collateral with a fair value of $1.62 billion and $1.81 billion, respectively.

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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain	$1	$(1)	$—	$—	$—	$—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	—	1	1	(1)	—
Other comprehensive income	$2	$(1)	$1	$1	$(1)	$—

	Six Months Ended March 31,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized loss	$(9)	$3	$(6)	$—	$—	$—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	2	—	2	2	(1)	1
Other comprehensive income (loss)	$(7)	$3	$(4)	$2	$(1)	$1

(1)
The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in each component of accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Investments available-for-sale:
Beginning balance	$(6)	$—	$—	$—
Other comprehensive loss before reclassification	—	—	(6)	—
Ending balance	$(6)	$—	$(6)	$—
Cash flow hedging instruments:
Beginning balance	$(21)	$(24)	$(22)	$(25)
Amount reclassified from accumulated other comprehensive loss	1	—	2	1
Ending balance	$(20)	$(24)	$(20)	$(24)
Total accumulated other comprehensive loss:
Beginning balance	$(27)	$(24)	$(22)	$(25)
Current period change	1	—	(4)	1
Ending balance	$(26)	$(24)	$(26)	$(24)
12. EARNINGS PER SHARE
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. The Company excluded from the calculation of diluted earnings per share 0.1 million shares underlying stock-based compensation awards for the three and six months ended March 31, 2017 and 0.5 million and 0.3 million shares underlying stock-based compensation awards for the three and six months ended March 31, 2016, respectively, because their inclusion would have been antidilutive.
13. RELATED PARTY TRANSACTIONS
Transactions with TD and Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of March 31, 2017. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of March 31, 2017, the IDA portfolio was comprised of approximately 77% fixed-rate notional investments and 23% floating-rate investments.
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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2017	2016	2017	2016
Insured Deposit Account Agreement	Insured deposit account fees	$269	$235	$514	$462
Referral and Strategic Alliance Agreement	Various	4	3	7	6
Mutual Fund Agreements	Investment product fees	4	3	7	3
Other	Various	2	2	5	4
Total revenues		$279	$243	$533	$475

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2017	2016	2017	2016
Canadian Call Center Services Agreement(1)	Professional services	$3	$4	$7	$9
Other	Various	1	1	1	2
Total expenses		$4	$5	$8	$11

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

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	March 31, 2017	September 30, 2016
Assets:
Receivable from affiliates	$111	$106

Liabilities:
Payable to brokers, dealers and clearing organizations	$62	$72
Payable to affiliates	9	9
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

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As of March 31, 2017, the 2019 Senior Notes were jointly and severally and fully and unconditionally guaranteed by TD Ameritrade Online Holdings Corp. ("TDAOH"), a wholly-owned subsidiary of the Company. Presented below is condensed consolidating financial information for the Company, its guarantor subsidiary and its non-guarantor subsidiaries for the periods indicated. Because all other comprehensive income (loss) activity occurred on the parent company for all periods presented, condensed consolidating statements of comprehensive income are not presented.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2017
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$732	$2	$1,497	$—	$2,231
Cash and investments segregated and on deposit for regulatory purposes	—	—	8,727	—	8,727
Receivable from brokers, dealers and clearing organizations	—	—	1,101	—	1,101
Receivable from clients, net	—	—	12,036	—	12,036
Receivable from affiliates	3	—	113	(5)	111
Investments available-for-sale, at fair value	747	—	—	—	747
Investments in subsidiaries	5,599	5,484	—	(11,083)	—
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	391	—	537
Other, net	113	22	1,150	(77)	1,208
Total assets	$7,194	$5,654	$27,482	$(11,165)	$29,165
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$1,884	$—	$1,884
Payable to clients	—	—	19,238	—	19,238
Accounts payable and other liabilities	102	—	592	(19)	675
Payable to affiliates	2	—	12	(5)	9
Long-term debt	1,765	—	—	—	1,765
Deferred income taxes	—	55	272	(58)	269
Total liabilities	1,869	55	21,998	(82)	23,840
Stockholders' equity	5,325	5,599	5,484	(11,083)	5,325
Total liabilities and stockholders' equity	$7,194	$5,654	$27,482	$(11,165)	$29,165

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$248	$2	$1,605	$—	$1,855
Cash and investments segregated and on deposit for regulatory purposes	—	—	8,729	—	8,729
Receivable from brokers, dealers and clearing organizations	—	—	1,190	—	1,190
Receivable from clients, net	—	—	11,941	—	11,941
Receivable from affiliates	8	—	138	(40)	106
Investments available-for-sale, at fair value	757	—	—	—	757
Investments in subsidiaries	5,894	5,779	—	(11,673)	—
Goodwill	—	—	2,467	—	2,467
Acquired intangible assets, net	—	146	429	—	575
Other, net	163	21	1,083	(69)	1,198
Total assets	$7,070	$5,948	$27,582	$(11,782)	$28,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$—	$—	$2,040	$—	$2,040
Payable to clients	—	—	19,055	—	19,055
Accounts payable and other liabilities	171	—	413	(19)	565
Payable to affiliates	31	—	18	(40)	9
Long-term debt	1,817	—	—	—	1,817
Deferred income taxes	—	54	277	(50)	281
Total liabilities	2,019	54	21,803	(109)	23,767
Stockholders' equity	5,051	5,894	5,779	(11,673)	5,051
Total liabilities and stockholders' equity	$7,070	$5,948	$27,582	$(11,782)	$28,818

CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$6	$—	$902	$(4)	$904
Operating expenses	1	—	549	(4)	546
Operating income	5	—	353	—	358
Other expense	14	—	—	—	14
Income (loss) before income taxes and equity in income of subsidiaries	(9)	—	353	—	344
Provision for (benefit from) income taxes	(2)	—	132	—	130
Income (loss) before equity in income of subsidiaries	(7)	—	221	—	214
Equity in income of subsidiaries	221	221	—	(442)	—
Net income	$214	$221	$221	$(442)	$214
CONDENSED CONSOLIDATING STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$5	$—	$846	$(5)	$846
Operating expenses	5	—	503	(5)	503
Operating income	—	—	343	—	343
Other expense	13	—	—	—	13
Income (loss) before income taxes and equity in income of subsidiaries	(13)	—	343	—	330
Provision for income taxes	—	—	125	—	125
Income (loss) before equity in income of subsidiaries	(13)	—	218	—	205
Equity in income of subsidiaries	218	218	—	(436)	—
Net income	$205	$218	$218	$(436)	$205

CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$15	$—	$1,759	$(12)	$1,762
Operating expenses	8	—	1,055	(12)	1,051
Operating income	7	—	704	—	711
Other expense	28	—	—	—	28
Income (loss) before income taxes and equity in income of subsidiaries	(21)	—	704	—	683
Provision for (benefit from) income taxes	(6)	—	259	—	253
Income (loss) before equity in income of subsidiaries	(15)	—	445	—	430
Equity in income of subsidiaries	445	445	—	(890)	—
Net income	$430	$445	$445	$(890)	$430
CONDENSED CONSOLIDATING STATEMENT OF INCOME
SIX MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Net revenues	$10	$—	$1,659	$(10)	$1,659
Operating expenses	9	—	973	(10)	972
Operating income	1	—	686	—	687
Other expense	26	—	—	—	26
Income (loss) before income taxes and equity in income of subsidiaries	(25)	—	686	—	661
Provision for (benefit from) income taxes	(8)	—	252	—	244
Income (loss) before equity in income of subsidiaries	(17)	—	434	—	417
Equity in income of subsidiaries	434	434	—	(868)	—
Net income	$417	$434	$434	$(868)	$417

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by (used in) operating activities	$(85)	$—	$711	$626
Cash flows from investing activities:
Purchase of property and equipment	—	—	(79)	(79)
Net cash used in investing activities	—	—	(79)	(79)
Cash flows from financing activities:
Payment of cash dividends	(190)	—	—	(190)
Purchase of treasury stock for income tax withholding on stock-based compensation	(15)	—	—	(15)
Other	34	—	—	34
Net cash used in financing activities	(171)	—	—	(171)
Intercompany investing and financing activities, net	740	—	(740)	—
Net increase (decrease) in cash and cash equivalents	484	—	(108)	376
Cash and cash equivalents at beginning of period	248	2	1,605	1,855
Cash and cash equivalents at end of period	$732	$2	$1,497	$2,231
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Parent	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Total
	(In millions)
Net cash provided by operating activities	$44	$—	$977	$1,021
Cash flows from investing activities:
Purchase of property and equipment	—	—	(58)	(58)
Purchase of short-term investments	(201)	—	—	(201)
Proceeds from sale and maturity of short-term investments	200	—	—	200
Net cash used in investing activities	(1)	—	(58)	(59)
Cash flows from financing activities:
Payment of cash dividends	(182)	—	—	(182)
Purchase of treasury stock	(269)	—	—	(269)
Purchase of treasury stock for income tax withholding on stock-based compensation	(29)	—	—	(29)
Other, net	16	—	—	16
Net cash used in financing activities	(464)	—	—	(464)
Intercompany investing and financing activities, net	390	—	(390)	—
Net increase (decrease) in cash and cash equivalents	(31)	—	529	498
Cash and cash equivalents at beginning of period	920	2	1,056	1,978
Cash and cash equivalents at end of period	$889	$2	$1,585	$2,476

15. SUBSEQUENT EVENTS
Senior Notes — On April 27, 2017, the Company sold, through a public offering, $800 million aggregate principal amount of unsecured 3.300% Senior Notes due April 1, 2027 (the “2027 Notes”). Interest on the 2027 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year. The Company intends to use the net proceeds from the issuance of the 2027 Notes for general corporate purposes, including, without limitation, the financing of the cash consideration payable by the Company in its planned acquisition of Scottrade.
The Company's obligations in respect to the 2027 Notes are not guaranteed by any of its subsidiaries. The Company may redeem the 2027 Notes, in whole or in part, at any time prior to January 1, 2027 at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus 20 basis points, plus accrued and unpaid interest to the date of redemption. The Company may redeem the 2027 Notes, in whole or in part, at any time on or after January 1, 2027 at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to the date of redemption. If (a) the consummation of the Scottrade acquisition does not occur on or before April 24, 2018 or (b) the Company notifies the trustee of the 2027 Notes in writing that the Company will not pursue the consummation of the Scottrade acquisition, the Company will be required to redeem the 2027 Notes then outstanding at a redemption price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of this special mandatory redemption.
Unlike the 2027 Notes, which are not required to be guaranteed by any of the Company's subsidiaries, the 5.600% Senior Notes due 2019 ("2019 Notes") are jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future subsidiaries that is or becomes a borrower or a guarantor under the TD Ameritrade Holding Corporation Credit Agreement described below. As of April 21, 2017, the obligations under the TD Ameritrade Holding Corporation Credit Agreement are no longer guaranteed by any subsidiary of the Parent; therefore the guarantee of the 2019 Notes was automatically released.
TD Ameritrade Holding Corporation Credit Agreement — On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The Parent Revolving Facility replaced the Parent's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the Parent Revolving Facility is April 21, 2022.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings.
The obligations under the Parent Revolving Facility are not guaranteed by any subsidiary of Parent. Prior to the termination of the Parent's prior revolving credit facility, TDAOH guaranteed the Parent’s obligations under the Parent's prior revolving credit facility and its 5.600% Senior Notes due 2019. Upon termination of the Parent's prior revolving credit facility on April 21, 2017, TDAOH's guarantee of the 2019 Notes was automatically released.
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
TD Ameritrade Clearing, Inc. Credit Agreement — On April 21, 2017, TDAC entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The TDAC Revolving Facility replaced TDAC’s prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the TDAC Revolving Facility is April 21, 2022.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (b) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.07% to 0.175% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company's public debt ratings.
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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; the effect of reducing client pricing for online equity trades on our average commissions and transactions fees per trade; amounts of commissions and transaction fees, asset-based revenues and total operating expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our clearinghouse deposit requirements.
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
Liquid assets available for corporate investing and financing activities — Liquid assets available for corporate investing and financing activities is a non-GAAP financial measure. We consider liquid assets available for corporate investing and financing activities to be an important measure of our liquidity. We define liquid assets available for corporate investing and financing activities as the sum of (a) excess corporate cash and cash equivalents and investments and (b) our regulated subsidiaries net capital in excess of minimum operational targets established by management. Excess corporate cash and cash equivalents and investments includes cash and cash equivalents from our investment advisory subsidiaries and excludes (i) amounts being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM/FDM subsidiaries under intercompany credit agreements, (ii) amounts maintained for corporate working capital and (iii) amounts held as collateral for derivative contracts. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
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

The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended March 31,				Six months ended March 31,
	2017		2016		2017		2016
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income - GAAP	$214	23.7%	$205	24.2%	$430	24.4%	$417	25.1%
Add:
Depreciation and amortization	25	2.8%	22	2.6%	49	2.8%	44	2.7%
Amortization of acquired intangible assets	19	2.1%	22	2.6%	38	2.2%	45	2.7%
Interest on borrowings	14	1.5%	13	1.5%	28	1.6%	26	1.6%
Provision for income taxes	130	14.4%	125	14.8%	253	14.4%	244	14.7%
EBITDA - non-GAAP	$402	44.5%	$387	45.7%	$798	45.3%	$776	46.8%
Our net income increased 4% and 3% for the second quarter and first half of fiscal 2017, respectively, compared to the same periods in the prior year, primarily due to an increase in net revenues, partially offset by increases in operating expenses, interest on borrowings and income taxes during the second quarter and first half of fiscal 2017. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 4% and 3% for the second quarter and first half of fiscal 2017, respectively, compared to the same periods in the prior year, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization during the second quarter and first half of fiscal 2017.
Our diluted earnings per share increased 5% to $0.40 and 4% to $0.81 for the second quarter and first half of fiscal 2017, respectively, compared to $0.38 and $0.78 for the second quarter and first half of fiscal 2016, respectively. The increases were primarily due to higher net income and a decrease in the weighted average diluted shares outstanding as a result of our stock repurchase programs. We are expecting a decrease in our commissions and transactions fees and increases in our asset-based revenues and total operating expenses for the remainder of fiscal 2017; however, we still expect our diluted earnings per share for fiscal 2017 to range from $1.50 to $1.80. Details regarding our revised expectations for certain revenue and expense line items are presented later in this discussion.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first half of fiscal 2017, asset-based revenues and transaction-based revenues accounted for 58% and 41% of our net revenues, respectively. Asset-based revenues consist of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended March 31,		Increase/ (Decrease)	Six months ended March 31,		Increase/ (Decrease)
	2017	2016		2017	2016
Average insured deposit account balances	$95,140	$83,992	$11,148	$94,191	$82,158	$12,033
Average interest-earning assets	24,584	21,831	2,753	24,519	22,010	2,509
Average spread-based balances	$119,724	$105,823	$13,901	$118,710	$104,168	$14,542

Insured deposit account fee revenue	$269	$235	$34	$514	$462	$52
Net interest revenue	154	147	7	305	300	5
Spread-based revenue	$423	$382	$41	$819	$762	$57

Avg. annualized yield—insured deposit account fees	1.13%	1.11%	0.02%	1.08%	1.11%	(0.03)%
Avg. annualized yield—interest-earning assets	2.50%	2.66%	(0.16)%	2.46%	2.69%	(0.23)%
Net interest margin (NIM)	1.41%	1.43%	(0.02)%	1.36%	1.44%	(0.08)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2017	2016		2017	2016
Segregated cash	$10	$3	$7	$17	$4	$13
Client margin balances	109	111	(2)	217	222	(5)
Securities lending/borrowing, net	31	32	(1)	65	73	(8)
Other cash and interest-earning investments	4	1	3	7	2	5
Client credit balances	—	—	—	(1)	(1)	—
Net interest revenue	$154	$147	$7	$305	$300	$5

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2017	2016		2017	2016
Segregated cash	$8,680	$6,549	33%	$8,702	$6,359	37%
Client margin balances	11,871	11,562	3%	11,885	11,913	0%
Securities borrowing	931	719	29%	943	752	25%
Other cash and interest-earning investments	3,102	3,001	3%	2,989	2,986	0%
Interest-earning assets	$24,584	$21,831	13%	$24,519	$22,010	11%

Client credit balances	$16,138	$14,409	12%	$16,122	$14,225	13%
Securities lending	1,654	1,937	(15)%	1,771	2,156	(18)%
Interest-bearing liabilities	$17,792	$16,346	9%	$17,893	$16,381	9%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2017	2016		2017	2016
Segregated cash	0.46%	0.19%	0.27%	0.38%	0.14%	0.24%
Client margin balances	3.67%	3.79%	(0.12)%	3.61%	3.66%	(0.05)%
Other cash and interest-earning investments	0.54%	0.17%	0.37%	0.49%	0.11%	0.38%
Client credit balances	(0.01)%	(0.01)%	0.00%	(0.01)%	(0.01)%	0.00%
Net interest revenue	2.50%	2.66%	(0.16)%	2.46%	2.69%	(0.23)%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2017	2016		2017	2016
Money market mutual fund	$4	$2	$2	$8	$4	$4
Market fee-based investment balances	99	86	13	189	177	12
Total investment product fees	$103	$88	$15	$197	$181	$16

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2017	2016		2017	2016
Money market mutual fund	$3,529	$5,816	(39)%	$3,616	$5,784	(37)%
Market fee-based investment balances	176,898	147,297	20%	171,768	150,105	14%
Total fee-based investment balances	$180,427	$153,113	18%	$175,384	$155,889	13%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2017	2016		2017	2016
Money market mutual fund	0.44%	0.18%	0.26%	0.41%	0.12%	0.29%
Market fee-based investment balances	0.22%	0.23%	(0.01)%	0.22%	0.23%	(0.01)%
Total investment product fees	0.23%	0.23%	0.00%	0.22%	0.23%	(0.01)%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2017	2016		2017	2016
Total trades (in millions)	32.05	31.06	3%	62.48	58.66	7%
Average client trades per day	516,994	509,120	2%	501,837	473,041	6%
Trading days	62.0	61.0	2%	124.5	124.0	0%
Average commissions and transaction fees per trade	$11.38	$11.60	(2)%	$11.51	$11.74	(2)%
Order routing revenue (in millions)	$83	$76	9%	$162	$147	10%
Average order routing revenue per trade(1)	$2.58	$2.46	5%	$2.59	$2.50	4%

(1)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2017	2016		2017	2016
Funded accounts (beginning of period)	7,046,000	6,686,000	5%	6,950,000	6,621,000	5%
Funded accounts (end of period)	7,189,000	6,777,000	6%	7,189,000	6,777,000	6%
Percentage change during period	2%	1%		3%	2%

Client assets (beginning of period, in billions)	$797.0	$695.3	15%	$773.8	$667.4	16%
Client assets (end of period, in billions)	$846.7	$711.2	19%	$846.7	$711.2	19%
Percentage change during period	6%	2%		9%	7%

Net new assets (in billions)	$19.5	$14.1	38%	$38.1	$31.6	21%
Net new assets annualized growth rate	10%	8%		10%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2017	2016		2017	2016
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$365	$360	1%	$719	$689	4%
Asset-based revenues:
Insured deposit account fees	269	235	14%	514	462	11%
Net interest revenue	154	147	5%	305	300	2%
Investment product fees	103	88	17%	197	181	9%
Total asset-based revenues	526	470	12%	1,016	943	8%
Other revenues	13	16	(19)%	27	27	0%
Net revenues	904	846	7%	1,762	1,659	6%
Operating expenses:
Employee compensation and benefits	229	208	10%	443	408	9%
Clearing and execution costs	37	37	0%	73	67	9%
Communications	29	33	(12)%	64	66	(3)%
Occupancy and equipment costs	45	43	5%	89	85	5%
Depreciation and amortization	25	22	14%	49	44	11%
Amortization of acquired intangible assets	19	22	(14)%	38	45	(16)%
Professional services	59	37	59%	111	74	50%
Advertising	80	81	(1)%	137	143	(4)%
Other	23	20	15%	47	40	18%
Total operating expenses	546	503	9%	1,051	972	8%
Operating income	358	343	4%	711	687	3%
Other expense:
Interest on borrowings	14	13	8%	28	26	8%
Total other expense	14	13	8%	28	26	8%
Pre-tax income	344	330	4%	683	661	3%
Provision for income taxes	130	125	4%	253	244	4%
Net income	$214	$205	4%	$430	$417	3%
Other information:
Effective income tax rate	37.8%	37.9%		37.0%	36.9%
Average debt outstanding	$1,748	$1,748	0%	$1,749	$1,748	0%
Effective interest rate incurred on borrowings	3.30%	2.97%		3.24%	2.93%

Three-Month Periods Ended March 31, 2017 and 2016
Net Revenues
Commissions and transaction fees increased 1% to $365 million, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Total trades increased 3%, as average client trades per day increased 2% to 516,994 for the second quarter of fiscal 2017 compared to 509,120 for the second quarter of the prior year and there was one more trading day during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Average commissions and transaction fees per trade decreased to $11.38 for the second quarter of fiscal 2017 from $11.60 for the second quarter of the prior year, primarily due to our reduction in client pricing for online equity trades and clients receiving reduced commission trades as a result of price competition in the industry, partially offset by a 5% increase in average order routing revenue per trade. Effective March 6, 2017, we reduced our online equity and ETF trade commissions from $9.99 to $6.95 per trade and also lowered options pricing to $6.95 per trade (plus $0.75 per contract). The reduction in client pricing for online equity trades is expected to decrease our commissions and transaction fees by $80 million to $90 million for fiscal 2017, which equates to approximately $1.10 to $1.30 per trade, and we also expect commissions and transaction fees to decrease to between $300 million and $320 million per quarter for the remainder of fiscal 2017.
Asset-based revenues, which consists of insured deposit account fees, net interest revenue and investment product fees, increased 12% to $526 million, primarily due to a 13% increase in average spread-based assets and a 20% increase in average market fee-based investment balances. These increases were partially offset by a decrease of 2 basis points in net interest margin to 1.41% and the effect of one less interest day during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Net interest margin decreased as the benefits realized on the December 2016 and March 2017 federal funds rate increases were more than offset by the impact of higher average segregated cash balances, which earn a lower net interest spread, the increased FDIC surcharge which began in July 2016 and lower negotiated interest rates for clients with larger margin balances. The Federal Open Market Committee increased the target range for the federal funds rate by 0.25% on December 14, 2016 to between 0.50% and 0.75% and increased the target range for the federal funds rate by 0.25% on March 15, 2017 to between 0.75% and 1.00%. Due to the growth in asset-based balances and the favorable impact of the federal funds rate increases, we expect asset-based revenues to increase to between $560 million and $580 million per quarter for the remainder of fiscal 2017.
Insured deposit account fees increased 14% to $269 million, primarily due to a 13% increase in average client IDA balances and an increase of 2 basis points in the average yield earned on the IDA assets. The growth in the IDA balances is due to our success in attracting net new client assets. The average yield earned on IDA assets increased due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases and maturities of investments within the IDA portfolio being invested at higher rates. The increase in the average yield was partially offset by the increased FDIC surcharge. For more information about the IDA agreement, please see Note 13 – RELATED PARTY TRANSACTIONS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue increased 5% to $154 million, primarily due to increases in the average yields earned on segregated cash and other cash and interest-earning investment balances as a result of the December 2016 and March 2017 federal funds rate increases, and increases in average client margin and segregated cash balances. These increases were partially offset by a decrease of 12 basis points in the average yield earned on client margin balances, as the benefits of the federal funds rate increases were more than offset by the impact from lower negotiated interest rates for clients with larger margin balances.
Investment product fees increased 17% to $103 million, primarily due to a 20% increase in average market fee-based investment balances and an increase of 26 basis points in the average yield earned on money market mutual fund balances. These increases were partially offset by a decrease of 1 basis point in the average yield earned on market fee-based investment balances.
Other revenues decreased $3 million to $13 million, primarily due to unfavorable fair market adjustments to U.S. government debt securities and U.S. government agency mortgage-backed securities held by our broker-dealer subsidiaries.
Operating Expenses
Total operating expenses increased 9% during the second quarter of fiscal 2017 compared to the second quarter of the prior year. As a result of strategic growth initiatives and costs related to the planned acquisition of Scottrade, we expect total operating expenses will increase to between $530 million and $540 million per quarter for the remainder of fiscal 2017.
Employee compensation and benefits increased 10% to $229 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 6,273 for the second quarter of fiscal 2017 compared to 5,867 for the second quarter of the prior year.
Communications expense decreased 12% to $29 million, primarily due to decreased costs for quotes and market information.

Professional services increased 59% to $59 million, primarily due to increased consulting and contract services in connection with operational, technology and Scottrade acquisition-related initiatives and higher costs associated with legal and regulatory matters.
Advertising expense decreased 1% to $80 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.
Income Taxes
Our effective income tax rate was 37.8% for the second quarter of fiscal 2017, compared to 37.9% for the second quarter of the prior year. The effective income tax rate for the second quarter of 2017 included $1 million of favorable tax benefits for federal incentives. The effective tax rate for the second quarter of the prior year included $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate, mostly offset by $4 million of unfavorable adjustments to uncertain tax positions. We expect our effective income tax rate to range from 37% to 38% for the remainder of fiscal 2017, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Six-Month Periods Ended March 31, 2017 and 2016
Net Revenues
Commissions and transaction fees increased 4% to $719 million, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Total trades increased 7%, as average client trades per day increased 6% to 501,837 for the first half of fiscal 2017 compared to 473,041 for the first half of the prior year. Average commissions and transaction fees per trade decreased to $11.51 for the first half of fiscal 2017 from $11.74 for the first half of the prior year, primarily due to our reduction in client pricing for online equity trades and clients receiving reduced commission trades as a result of price competition in the industry, partially offset by a 4% increase in average order routing revenue per trade.
Asset-based revenues increased 8% to $1.02 billion for the first half of fiscal 2017, primarily due to 14% increases in average spread-based assets and average market fee-based investment balances. These increases were partially offset by a decrease of 8 basis points in net interest margin to 1.36%, a decrease of 1 basis point earned on market fee-based investment balances and the effect of one less interest day during the first half of fiscal 2017 compared to the first half of fiscal 2016. Net interest margin decreased as the benefits realized on the December 2016 and March 2017 federal funds rate increases were more than offset by a decrease in net interest revenue from our securities borrowing/lending program, the increased FDIC surcharge, which began in July 2016, lower negotiated interest rates for clients with larger margin balances and the impact of higher average segregated cash balances, which earn a lower net interest spread.
Insured deposit account fees increased 11% to $514 million, primarily due to a 15% increase in average client IDA balances, partially offset by a decrease of 3 basis points in the average yield earned on the IDA assets. The growth in IDA balances is due to our success in attracting net new client assets and due to our clients' lower net buying activity in the market during the first quarter of fiscal 2017, resulting in a higher percentage of total client assets being held in cash. The decrease in the average yield was primarily due to the increased FDIC surcharge.
Net interest revenue increased 2% to $305 million, primarily due to increases in the average yields earned on segregated cash and other cash and interest-earning investment balances as a result of the December 2016 and March 2017 federal funds rate increases and a 37% increase in average segregated cash balances. These increases were partially offset by an $8 million decrease in net interest revenue from our securities borrowing/lending program and a decrease of 5 basis points in the average yield earned on client margin balances, as the benefits of the federal funds rate increases were more than offset by the impact from lower negotiated interest rates for clients with larger margin balances.
Investment product fees increased 9% to $197 million, primarily due to a 14% increase in average market fee-based investment balances and an increase of 29 basis points in the average yield earned on money market mutual fund balances. These increases were partially offset by a decrease of 1 basis point earned on market fee-based investment balances.
Operating Expenses
Total operating expenses increased 8% during the first half of fiscal 2017 compared to the first half of the prior year.

Employee compensation and benefits increased 9% to $443 million, primarily due to an increase in average headcount related to strategic growth initiatives and increased incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 6,183 for the first half of fiscal 2017 compared to 5,816 for the first half of the prior year.
Clearing and execution costs increased 9% to $73 million, primarily due to a $5 million benefit from a retroactive fee decrease from a clearinghouse during the first quarter of the prior year.
Occupancy and equipment costs increased 5% to $89 million, primarily due to increased software licensing and facilities expenses, partially offset by decreased software maintenance expense.
Depreciation and amortization increased 11% to $49 million, primarily due to recent technology infrastructure upgrades.
Amortization of acquired intangible assets decreased 16% to $38 million, primarily due to certain acquired intangible assets becoming fully amortized during the prior year.
Professional services increased 50% to $111 million, primarily due to increased usage of consulting and contract services in connection with operational, technology and Scottrade acquisition-related initiatives and higher costs associated with legal and regulatory matters.
Other operating expenses increased 18% to $47 million, primarily due increased expenses related to new client accounts, travel and bad debt.
Income Taxes
Our effective income tax rate was 37.0% for the first half of fiscal 2017, compared to 36.9% for the first half of the prior year. The effective income tax rate for the first half of fiscal 2017 included $7 million of net favorable resolutions of state income tax matters and $2 million of favorable tax benefits for federal incentives. These items had a net favorable impact on our earnings for the first half of fiscal 2017 of approximately two cents per share. The effective income tax rate for the first half of the prior year included $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate, and $5 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets. These items had a net favorable impact our earnings for the first half of the prior year of approximately two cents per share.
LIQUIDITY AND CAPITAL RESOURCES
As a holding company, TD Ameritrade Holding Corporation (the "Parent") conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2017 were financed primarily from our subsidiaries' earnings and cash on hand. We plan to finance our ordinary capital and liquidity needs during the remainder of fiscal 2017 primarily from our subsidiaries' earnings, cash on hand and borrowings. During fiscal 2017, we plan to return approximately 40% of our net income excluding amortization of intangible assets to our stockholders through cash dividends. We returned $190 million, or approximately 42% of net income excluding amortization of intangible assets, to our stockholders during the first half of fiscal 2017 through cash dividends. For more information about our dividends, see "Cash Dividends" later in this section.
We intend to fund the acquisition of Scottrade with new common equity, cash on hand and debt financing. The Scottrade acquisition is expected to close by September 30, 2017. For further information about the Scottrade acquisition, see Note 2 — BUSINESS ACQUISITION under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity for operational contingencies. Liquidity for operational contingencies could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $723 million and uncommitted facilities of $600 million were available to the Parent's primary broker-dealer and FCM/FDM subsidiaries as of March 31, 2017. For more information about these credit agreements, see "Long-term Debt and Credit Facilities — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of March 31, 2017 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,519	$728	$791
TD Ameritrade, Inc.	$131	$0.3	$131

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$107	$24	$83
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. TDAC had $360 million and $335 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of March 31, 2017 and September 30, 2016, respectively. The largest amount of TDAC cash and investments ever deposited with clearing organizations was approximately $714 million, which occurred in October 2015.
TDAC's liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and lending of client margin securities. Cash balances in client brokerage accounts were $18.8 billion and $18.7 billion as of March 31, 2017 and September 30, 2016, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $8.4 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of March 31, 2017 and September 30, 2016.
For general liquidity needs, TDAC currently maintains a senior unsecured revolving credit facility in an aggregate principal amount of $600 million. This facility is described under Long-term Debt and Credit Facilities – TD Ameritrade Clearing, Inc. Credit Agreement later in this section.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the parent company. The intercompany credit agreement with TDAC provides for a committed revolving loan facility of $700 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under Long-term Debt and Credit Facilities – Intercompany Credit Agreements later in this section.
Liquid Assets Available for Corporate Investing and Financing Activities
We consider "liquid assets available for corporate investing and financing activities" to be an important measure of our liquidity. Liquid assets available for corporate investing and financing activities is considered a non-GAAP financial measure. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including the regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined below, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
We define liquid assets available for corporate investing and financing activities as the sum of (a) excess corporate cash and cash equivalents and investments and (b) our regulated subsidiaries net capital in excess of minimum operational targets established by management. Excess corporate cash and cash equivalents and investments includes cash and cash equivalents from our investment advisory subsidiaries and excludes (i) amounts being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM/FDM subsidiaries under intercompany credit agreements, (ii) amounts maintained for corporate working capital and (iii) amounts held as collateral for derivative contracts. Liquid assets available for corporate investing and financing activities is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. In March 2017, the liquid assets available for corporate investing and financing activities metric was revised to reflect changes in how we manage liquidity. The prior period has been updated to conform to the current presentation.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

	Mar. 31,	Sept. 30,
	2017	2016	Change
Cash and cash equivalents - GAAP	$2,231	$1,855	$376
Less: Non-corporate cash and cash equivalents	(1,286)	(1,363)	77
Corporate cash and cash equivalents	945	492	453
Corporate investments	747	757	(10)
Less: Corporate liquidity maintained for operational contingencies	(723)	(773)	50
Amounts maintained for corporate working capital	(87)	(87)	—
Amounts held as collateral for derivative contracts	(40)	(93)	53
Excess corporate cash and cash equivalents and investments	842	296	546
Excess regulatory net capital over management targets	122	357	(235)
Liquid assets available for corporate investing and financing activities - non-GAAP	$964	$653	$311

The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2016	$653

Plus: EBITDA(1)	798
Proceeds from exercise of stock options	23
Change in net capital related to daily futures client cash sweep	4

Less: Payment of cash dividends	(190)
Income taxes paid	(103)
Purchase of property and equipment	(79)
Interest paid	(28)
Additional net capital requirement due to increase in aggregate debits	(18)
Purchase of treasury stock for income tax withholding on stock-based compensation	(15)
Other changes in working capital and regulatory net capital	(81)
Liquid assets available for corporate investing and financing activities as of March 31, 2017	$964

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Credit Facilities
The following is a summary of our long-term debt and credit facilities.
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
On April 27, 2017, we sold, through a public offering, $800 million aggregate principal amount of unsecured 3.300% Senior Notes due April 1, 2027, the proceeds of which we intend to use for general corporate purposes, including, without limitation, the financing of the cash consideration payable by us in our planned acquisition of Scottrade. Interest on the 3.300% Senior Notes is payable semi-annually in arrears.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of March 31, 2017, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.76%.
TD Ameritrade Holding Corporation Credit Agreement – On April 21, 2017, The Parent entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The Parent Revolving Facility replaced the Parent's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the prior Parent unsecured revolving credit facility as of March 31, 2017.
TD Ameritrade Clearing, Inc. Credit Agreement – On April 21, 2017, TDAC entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The TDAC Revolving Facility replaced TDAC's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the TDAC Revolving Facility is April 21, 2022. There were no borrowings outstanding under the prior TDAC unsecured revolving credit facility as of March 31, 2017.
For additional details regarding debt transactions subsequent to March 31, 2017, see Note 15 – SUBSEQUENT EVENTS under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Intercompany Credit Agreements – The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit as summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$700	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$22.5	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of March 31, 2017.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. As of March 31, 2017, we had approximately 26 million shares remaining under this stock repurchase authorization. We have suspended further repurchases under our current stock repurchase authorization until after the completion of the Scottrade acquisition.
Cash Dividends
We declared an $0.18 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal 2017. We paid a total of $190 million in quarterly cash dividends during the first half of fiscal 2017. We expect to pay the third quarter dividend of $95 million on May 16, 2017.
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
On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027, the proceeds of which we intend to use for general corporate purposes, including, without limitation, the financing of the cash consideration payable by us in our planned acquisition of Scottrade.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 8 – COMMITMENTS AND CONTINGENCIES and "Insured Deposit Account Agreement" under Note 13 – RELATED PARTY TRANSACTIONS. The IDA agreement accounts for a significant percentage of our net revenues (29% of our net revenues for the first half of fiscal 2017) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

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
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. As of March 31, 2017, our consolidated duration was 2.1 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the IDA arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2017 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $90 million to $160 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $190 million to $205 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels despite the increase in the federal funds target range to 0.75% to 1.00% as directed by the Federal Open Market Committee in March 2017.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2017. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.
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
There have been no material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2016.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2017 – January 31, 2017	66,231	$46.70	—	25,979,986
February 1, 2017 – February 28, 2017	200	$46.85	—	25,979,986
March 1, 2017 – March 31, 2017	393	$43.15	—	25,979,986
Total – Three months ended March 31, 2017	66,824	$46.68	—	25,979,986
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal 2017.

During the quarter ended March 31, 2017, 66,824 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
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

4.9
Third Supplemental Indenture, dated April 27, 2017, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on April 28, 2017)

4.10	Form of 3.300% Senior Note due 2027 (included in Exhibit 4.9)

10.1
Credit Agreement, dated April 21, 2017, among TD Ameritrade Holding Corporation, the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 21, 2017)

10.2
Credit Agreement, dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on April 21, 2017)

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
Dated: May 8, 2017

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)