Form 10-Q
period 2017-06-30
TD AMERITRADE HOLDING CORP
filed 2017-07-24
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2017
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
Yes  ☐    No  ☒
As of July 17, 2017, there were 528,149,235 outstanding shares of the registrant’s common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.
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
/s/ ERNST & YOUNG LLP
New York, New York
July 24, 2017

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	September 30, 2016
	(In millions)
ASSETS
Cash and cash equivalents	$2,880	$1,855
Cash and investments segregated and on deposit for regulatory purposes	7,328	8,729
Receivable from brokers, dealers and clearing organizations	1,239	1,190
Receivable from clients, net	13,504	11,941
Receivable from affiliates	140	106
Other receivables, net	137	160
Securities owned, at fair value	407	331
Investments available-for-sale, at fair value	747	757
Property and equipment at cost, net	592	526
Goodwill	2,467	2,467
Acquired intangible assets, net	518	575
Other assets	151	181
Total assets	$30,110	$28,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,366	$2,040
Payable to clients	18,928	19,055
Accounts payable and other liabilities	520	565
Payable to affiliates	7	9
Long-term debt	2,561	1,817
Deferred income taxes	268	281
Total liabilities	24,650	23,767
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 631 million shares issued; June 30, 2017 - 528 million shares outstanding; September 30, 2016 - 526 million shares outstanding	6	6
Additional paid-in capital	1,699	1,670
Retained earnings	5,895	5,518
Treasury stock, common, at cost: June 30, 2017 - 103 million shares; September 30, 2016 - 105 million shares	(2,116)	(2,121)
Deferred compensation	1	—
Accumulated other comprehensive loss	(25)	(22)
Total stockholders' equity	5,460	5,051
Total liabilities and stockholders' equity	$30,110	$28,818
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$335	$347	$1,054	$1,035
Asset-based revenues:
Insured deposit account fees	286	234	800	696
Net interest revenue	175	143	480	444
Investment product fees	112	96	309	276
Total asset-based revenues	573	473	1,589	1,416
Other revenues	23	18	50	46
Net revenues	931	838	2,693	2,497
Operating expenses:
Employee compensation and benefits	234	209	677	617
Clearing and execution costs	38	35	111	102
Communications	34	33	98	99
Occupancy and equipment costs	44	43	133	128
Depreciation and amortization	25	23	74	67
Amortization of acquired intangible assets	19	22	57	66
Professional services	67	47	178	121
Advertising	58	58	195	202
Other	18	20	65	61
Total operating expenses	537	490	1,588	1,463
Operating income	394	348	1,105	1,034
Other expense:
Interest on borrowings	20	14	48	39
Loss on debt refinancing	1	—	1	—
Total other expense	21	14	49	39
Pre-tax income	373	334	1,056	995
Provision for income taxes	142	94	395	338
Net income	$231	$240	$661	$657
Earnings per share - basic	$0.44	$0.45	$1.25	$1.23
Earnings per share - diluted	$0.44	$0.45	$1.25	$1.23
Weighted average shares outstanding - basic	528	529	528	533
Weighted average shares outstanding - diluted	530	531	530	536
Dividends declared per share	$0.18	$0.17	$0.54	$0.51
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net income	$231	$240	$661	$657
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized gain (loss)	1	—	(8)	—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1	3	3
Total other comprehensive income (loss), before tax	2	1	(5)	3
Income tax effect	(1)	—	2	(1)
Total other comprehensive income (loss), net of tax	1	1	(3)	2
Comprehensive income	$232	$241	$658	$659
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
	(In millions)
Cash flows from operating activities:
Net income	$661	$657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	67
Amortization of acquired intangible assets	57	66
Deferred income taxes	(11)	5
Loss on debt refinancing	1	—
Stock-based compensation	26	24
Excess tax benefits on stock-based compensation	(12)	(16)
Other, net	8	6
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	1,401	(759)
Receivable from brokers, dealers and clearing organizations	(49)	(431)
Receivable from clients, net	(1,563)	608
Receivable from/payable to affiliates, net	(36)	(4)
Other receivables, net	23	12
Securities owned, at fair value	(76)	188
Other assets	(19)	(37)
Payable to brokers, dealers and clearing organizations	326	(775)
Payable to clients	(127)	1,469
Accounts payable and other liabilities	(32)	(48)
Net cash provided by operating activities	652	1,032
Cash flows from investing activities:
Purchase of property and equipment	(141)	(78)
Purchase of short-term investments	(1)	(602)
Proceeds from sale and maturity of short-term investments	1	201
Net cash used in investing activities	(141)	(479)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	798	—
Payment of debt issuance costs	(8)	—
Payment of cash dividends	(285)	(272)
Proceeds from exercise of stock options: Nine months ended June 30, 2017 - 1.3 million shares	23	—
Purchase of treasury stock: Nine months ended June 30, 2016 - 10.7 million shares	—	(319)
Purchase of treasury stock for income tax withholding on stock-based compensation: Nine months ended June 30, 2017 - 0.7 million shares; 2016 - 0.9 million shares	(26)	(30)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(9)
Excess tax benefits on stock-based compensation	12	16
Net cash provided by (used in) financing activities	514	(614)
Net increase (decrease) in cash and cash equivalents	1,025	(61)
Cash and cash equivalents at beginning of period	1,855	1,978
Cash and cash equivalents at end of period	$2,880	$1,917
Supplemental cash flow information:
Interest paid	$48	$46
Income taxes paid	$367	$377

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Nine Month Periods Ended June 30, 2017 and 2016
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
Recently Issued Accounting Pronouncements
ASU 2017-04 — In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which is intended to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. When measuring the goodwill impairment loss, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered, if applicable. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative test is necessary. ASU 2017-04 should be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 will be effective the Company's fiscal year beginning October 1, 2020. The Company does not expect this ASU to have a material impact on its financial statements.
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
The Company plans to adopt the revenue recognition standard as of October 1, 2018. The guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, the Company does not expect the adoption of this standard to impact net interest revenue. While the Company has not yet identified any material changes in the timing of revenue recognition, its review is ongoing. The Company has not selected a transition method and continues to evaluate the potential impacts that these revenue recognition standards may have on its financial statements, including the incremental costs of obtaining contracts, gross versus net reporting, and additional disclosure requirements.
2. Business Acquisition
On October 24, 2016, the Company entered into an Agreement and Plan of Merger with Scottrade Financial Services, Inc. ("Scottrade"), Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, and Alto Acquisition Corp., a wholly-owned subsidiary of the Company, pursuant to which the Company agreed to acquire Scottrade in a cash and equity transaction, which was valued at $4 billion as of that date. The transaction will take place in two, consecutive steps. First, and as a condition precedent to the Company's acquisition of Scottrade, The Toronto-Dominion Bank ("TD") will purchase Scottrade Bank, a wholly-owned subsidiary of Scottrade, from Scottrade for $1.3 billion in cash, subject to closing adjustments. Under the terms of the planned acquisition, Scottrade Bank will merge with and into TD Bank, N.A., an indirect wholly-owned subsidiary of TD. Additionally, the Company expects TD to purchase $400 million in new common equity, or approximately 11 million shares, from the Company in connection with the planned transaction. Immediately following TD's acquisition of Scottrade Bank, the Company will acquire Scottrade for $4 billion less the proceeds from the sale of Scottrade Bank, which is subject to closing adjustments. The Company intends to fund the acquisition of Scottrade with $1 billion in new common equity, or approximately 28 million shares, issued to Scottrade shareholders, the net proceeds received from the Company's issuance of 3.300% Senior Notes on April 27, 2017, cash on hand and cash proceeds from the sale of the Company's common stock to TD, as described above. For information regarding the Company's issuance of 3.300% Senior Notes, see "Senior Notes" in Note 6. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by September 30, 2017. On December 8, 2016, the U.S. Federal Trade Commission notified the Company that early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted, effective immediately.
3. Cash and Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	June 30, 2017	September 30, 2016
Corporate	$1,893	$460
Broker-dealer subsidiaries	796	1,153
Trust company subsidiary	89	85
Futures commission merchant and forex dealer member subsidiary	88	125
Investment advisory subsidiaries	14	32
Total	$2,880	$1,855
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, trust company and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries to the Parent.

4. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	June 30, 2017	September 30, 2016
U.S. government debt securities	$4,799	$6,523
Cash in demand deposit accounts	1,319	657
Reverse repurchase agreements (collateralized by U.S. government debt securities)	650	1,288
U.S. government agency mortgage-backed securities	270	—
Cash on deposit with futures commission merchants	215	186
U.S. government debt securities on deposit with futures commission merchant	75	75
Total	$7,328	$8,729
5. Income Taxes
The Company's effective income tax rate for the nine months ended June 30, 2017 was 37.4%, compared to 34.0% for the nine months ended June 30, 2016. The provision for income taxes for the nine months ended June 30, 2017 included $7 million of net favorable resolutions of state income tax matters and $3 million of favorable tax benefits for federal incentives. These items had a net favorable impact on the Company's earnings for the nine months ended June 30, 2017 of approximately two cents per share. The provision for income taxes for the nine months ended June 30, 2016 was impacted by $38 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a state court decision. The provision was also impacted by $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on the Company's earnings for the nine months ended June 30, 2016 of approximately eight cents per share.
6. Long-term Debt and Credit Facilities
Long-term debt consists of the following (dollars in millions):

June 30, 2017	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(1)	$18	$517
2.950% Notes due 2022	750	(5)	—	745
3.625% Notes due 2025	500	(4)	12	508
3.300% Notes due 2027	800	(9)	—	791
Total long-term debt	$2,550	$(19)	$30	$2,561

September 30, 2016	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$33	$531
2.950% Notes due 2022	750	(6)	—	744
3.625% Notes due 2025	500	(4)	46	542
Total long-term debt	$1,750	$(12)	$79	$1,817

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.

Fiscal year maturities on long-term debt outstanding at June 30, 2017 are as follows (dollars in millions):

2017 Remaining	$—
2018	—
2019	—
2020	500
2021	—
2022	750
Thereafter	1,300
Total	$2,550
Senior Notes - The Company's unsecured, fixed-rate Senior Notes were each sold through a public offering and pay interest semi-annually in arrears. Key information about the Senior Notes is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2019 Notes	November 25, 2009	December 1, 2019	$500	5.600%
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
The Company intends to use the net proceeds from the recent issuance of the 2027 Notes to finance a portion of the cash consideration payable by the Company in its planned acquisition of Scottrade. The Company's obligations in respect to the 2027 Notes are not guaranteed by any of its subsidiaries. The Company may redeem the 2027 Notes, in whole or in part, at any time prior to January 1, 2027 at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus 20 basis points, plus accrued and unpaid interest to the date of redemption. The Company may redeem the 2027 Notes, in whole or in part, at any time on or after January 1, 2027 at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to the date of redemption. If (a) the consummation of the Scottrade acquisition does not occur on or before April 24, 2018 or (b) the Company notifies the trustee of the 2027 Notes in writing that the Company will not pursue the consummation of the Scottrade acquisition, the Company will be required to redeem the 2027 Notes then outstanding at a redemption price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but not including, the date of this special mandatory redemption.
Unlike the 2022 Notes, 2025 Notes and 2027 Notes, which are not required to be guaranteed by any of the Company's subsidiaries, the 2019 Notes are required to be jointly and severally and fully and unconditionally guaranteed by each of the Company’s current and future subsidiaries that is or becomes a borrower or a guarantor under the TD Ameritrade Holding Corporation Credit Agreement described below. As of April 21, 2017, the obligations under the TD Ameritrade Holding Corporation Credit Agreement are no longer guaranteed by any subsidiary of the Parent; therefore the guarantee of the 2019 Notes was released.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of June 30, 2017, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.91%.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) on fair value of interest rate swaps	$4	$13	$(49)	$27
Gain (loss) on fair value of hedged fixed-rate debt	(4)	(13)	49	(27)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	Balance Sheet Location	June 30, 2017	September 30, 2016
Interest rate contracts:
Pay-variable interest rate swaps designated as fair value hedges	Other assets	$30	$79
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of June 30, 2017 and September 30, 2016, the pay-variable interest rate swap counterparties had pledged $34 million and $93 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.
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
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. As of June 30, 2017, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility and the Parent's prior unsecured revolving credit facility as of June 30, 2017 and September 30, 2016, respectively.
The obligations under the Parent Revolving Facility are not guaranteed by any subsidiary of Parent. Prior to the termination of the Parent's prior revolving credit facility, TD Ameritrade Online Holdings Corp. ("TDAOH"), a wholly-owned subsidiary of the Company, guaranteed the Parent's obligations under the Parent's prior revolving credit facility and its 2019 Notes. Upon termination of the Parent's prior revolving credit facility on April 21, 2017, TDAOH's guarantee of the 2019 Notes was also terminated.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer and FCM/FDM subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of June 30, 2017.

TD Ameritrade Clearing, Inc. Credit Agreement — On April 21, 2017, TDAC ("TDAC"), the Company's clearing broker-dealer subsidiary, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The TDAC Revolving Facility replaced TDAC's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the TDAC Revolving Facility is April 21, 2022.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (b) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.07% to 0.175% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company's public debt ratings. As of June 30, 2017, the interest rate margin would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, and the commitment fee was 0.10%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility and TDAC's prior unsecured revolving credit facility as of June 30, 2017 and September 30, 2016, respectively.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of June 30, 2017.
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

Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2017	$1,465	$330	$1,135	8.87%
September 30, 2016	$1,719	$288	$1,431	11.95%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
June 30, 2017	$118	$0.25	$118
September 30, 2016	$139	$0.25	$138
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
June 30, 2017	$71	$23	$48
September 30, 2016	$117	$22	$95
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $31 million and $37 million as of June 30, 2017 and September 30, 2016, respectively, which exceeded the required Tier 1 capital by $13 million and $21 million, respectively.
8. Commitments and Contingencies
Legal and Regulatory Matters
Order Routing Matters – Five putative class action complaints were filed between August and October 2014 regarding TD Ameritrade, Inc.'s routing of client orders. The cases were filed in, or transferred to, the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al., Case No. 8:14CV288; Tyler Verdieck v. TD Ameritrade, Inc., Case No. 8:14CV289; Bruce Lerner v. TD Ameritrade, Inc., Case No. 8:14CV325; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al., Case No. 8:14CV341; Gerald Klein v. TD Ameritrade Holding Corporation, et al., Case No. 8:14CV396. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with "best execution" and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck and Lerner allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company moved to dismiss each of the five putative class action complaints. The Magistrate Judge subsequently entered Findings and Recommendations with respect to each of the five actions, recommending that the District Judge dismiss each of the five lawsuits. On March 23, 2016, the District Judge entered an order dismissing all of the state law claims in the five actions, denying the motion to dismiss the federal securities claims in the Klein case, and permitting the plaintiffs in the other four actions to amend their complaints to assert a federal securities claim. None of the plaintiffs in the other four actions filed an amended complaint. The plaintiffs in the Zola, Sarbacker and Verdieck cases filed appeals. The plaintiff in the Lerner case did not file an appeal and that case is considered closed. The Klein case is proceeding in the District Court. The Company intends to vigorously defend against these lawsuits and is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc. and TDAC have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc. and TDAC are cooperating with the requests.
Lawsuit regarding Scottrade Acquisition – On April 6, 2017, an alleged stockholder of the Company filed a purported stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit filed in the Delaware Chancery Court is captioned Vero Beach Police Officers' Retirement Fund, derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al., C.A. No. 2017-0264-JRS. The suit names as defendants TD and the members of the Company's board of directors. It also names the Company as a nominal defendant. The complaint alleges that the Scottrade acquisition and TD's acquisition of Scottrade Bank are unfair from the perspective of the Company because TD Bank, N.A. is acquiring Scottrade Bank for an alleged low price, which in turn will cause the Company to pay an alleged high price to acquire Scottrade. The complaint claims that the Company's directors and TD, as the Company's alleged controlling stockholder, breached their fiduciary duties to the Company and its stockholders. The complaint seeks a declaration that demand on the Company's board is excused as futile, corporate governance reforms, damages, interest and fees. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of this lawsuit, or the potential losses, if any, that may result.
Aequitas Securities Litigation – An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16-cv-580, on May 19, 2016. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 29, 2011. Other groups of plaintiffs subsequently filed three non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants: Walter Wurster, et al. v. Deloitte & Touche et al., Case No. 16CV25920 (filed Aug. 11, 2016), Kenneth Pommier, et al. v. Deloitte & Touche et al., Case No. 16CV36439 (filed Nov. 3, 2016) and Charles Ramsdell, et al. v. Deloitte & Touche et al., Case No. 16CV40659 (filed Dec. 2, 2016). Several FINRA arbitrations are also pending against TD Ameritrade, Inc. The claims include allegations that the sales of Aequitas securities were unlawful, the defendants participated or materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that in addition to serving as custodian for Aequitas securities, TD Ameritrade, Inc. recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities, and provided credibility to and developed a market for such securities. In the putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. In that case and the other cases, collectively 147 named plaintiffs allege a total of approximately $114 million in losses plus other damages. Of that amount, 52 plaintiffs were TD Ameritrade, Inc. customers who allege approximately $24 million in losses plus other damages. On July 5, 2017, the District Judge in the putative class action issued an opinion and order adopting the findings and recommendation of the Magistrate Judge, granting in part and denying in part, the defendants' motions to dismiss, and allowing plaintiffs to amend their complaint. The Company intends to vigorously defend against the Aequitas litigation. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $50 million as of June 30, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

	June 30, 2017	September 30, 2016
Client margin securities	$18.6	$16.5
Stock borrowings	1.1	1.1
Total collateral available	$19.7	$17.6

Collateral loaned	$2.3	$2.0
Collateral repledged	3.7	2.7
Total collateral loaned or repledged	$6.0	$4.7

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	June 30, 2017	September 30, 2016
Cash	Receivable from brokers, dealers and clearing organizations	$145	$116
U.S. government debt securities	Securities owned, at fair value	295	220
Total		$440	$336
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
The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016 (dollars in millions):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,668	$—	$—	$2,668
Investments segregated for regulatory purposes:
U.S. government debt securities	—	4,874	—	4,874
U.S. government agency mortgage-backed securities	—	270	—	270
Subtotal - Investments segregated for regulatory purposes	—	5,144	—	5,144
Securities owned:
U.S. government debt securities	—	395	—	395
Other	7	5	—	12
Subtotal - Securities owned	7	400	—	407
Investments available-for-sale:
U.S. government debt securities	—	747	—	747
Other assets:
Pay-variable interest rate swaps(1)	—	30	—	30
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	34	1	35
Total assets at fair value	$2,675	$6,325	$1	$9,001
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$7	$—	$—	$7

(1)	See "Fair Value Hedging" in Note 6 for details.

	As of September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,658	$—	$—	$1,658
Investments segregated for regulatory purposes:
U.S. government debt securities	—	6,598	—	6,598
Securities owned:
U.S. government debt securities	—	320	—	320
Other	6	5	—	11
Subtotal - Securities owned	6	325	—	331
Investments available-for-sale:
U.S. government debt securities	—	757	—	757
Other assets:
Pay-variable interest rate swaps(1)	—	79	—	79
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	83	1	84
Total assets at fair value	$1,664	$7,763	$1	$9,428
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$6	$—	$—	$6

(1)	See "Fair Value Hedging" in Note 6 for details.
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
Long-term debt – As of June 30, 2017, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $2.62 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.56 billion. As of September 30, 2016, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.87 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $1.82 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of June 30, 2017 and September 30, 2016 (dollars in millions):

	June 30, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$650	$—	$650	$—	$(650)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,075	—	1,075	(65)	(987)	23
Other assets:
Pay-variable interest rate swaps	30	—	30	—	(30)	—
Total	$1,755	$—	$1,755	$(65)	$(1,667)	$23
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,287	$—	$2,287	$(65)	$(1,991)	$231

	September 30, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,288	$—	$1,288	$—	$(1,288)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,051	—	1,051	(172)	(862)	17
Other assets:
Pay-variable interest rate swaps	79	—	79	—	(79)	—
Total	$2,418	$—	$2,418	$(172)	$(2,229)	$17
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$1,990	$—	$1,990	$(172)	$(1,638)	$180

(1)
Included in the gross amounts of deposits paid for securities borrowed is $633 million and $590 million as of June 30, 2017 and September 30, 2016, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.56 billion and $1.07 billion as of June 30, 2017 and September 30, 2016, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within three business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	June 30, 2017	September 30, 2016
Deposits received for securities loaned:
Equity securities	$1,979	$1,683
Exchange-traded funds	218	216
Closed-end funds	50	73
Other	40	18
Total	$2,287	$1,990

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At June 30, 2017 and September 30, 2016, the Company had received total collateral with a fair value of $1.75 billion and $2.44 billion, respectively, and pledged total collateral with a fair value of $2.05 billion and $1.81 billion, respectively.

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
11. Accumulated Other Comprehensive Loss
The following tables present the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain	$1	$—	$1	$—	$—	$—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	(1)	—	1	—	1
Other comprehensive income	$2	$(1)	$1	$1	$—	$1

	Nine Months Ended June 30,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized loss	$(8)	$3	$(5)	$—	$—	$—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	3	(1)	2	3	(1)	2
Other comprehensive income (loss)	$(5)	$2	$(3)	$3	$(1)	$2

(1)
The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in each component of accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Investments available-for-sale:
Beginning balance	$(6)	$—	$—	$—
Other comprehensive income (loss) before reclassification	1	—	(5)	—
Ending balance	$(5)	$—	$(5)	$—
Cash flow hedging instruments:
Beginning balance	$(20)	$(24)	$(22)	$(25)
Amount reclassified from accumulated other comprehensive loss	—	1	2	2
Ending balance	$(20)	$(23)	$(20)	$(23)
Total accumulated other comprehensive loss:
Beginning balance	$(26)	$(24)	$(22)	$(25)
Current period change	1	1	(3)	2
Ending balance	$(25)	$(23)	$(25)	$(23)
12. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and nine months ended June 30, 2017. The Company excluded from the calculation of diluted earnings per share 0.6 million and 0.4 million shares underlying stock-based compensation awards for the three and nine months ended June 30, 2016, respectively, because their inclusion would have been antidilutive.
13. Related Party Transactions
Transactions with TD and Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of June 30, 2017. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of June 30, 2017, the IDA portfolio was comprised of approximately 82% fixed-rate notional investments and 18% floating-rate investments.
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

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2017	2016	2017	2016
Insured Deposit Account Agreement	Insured deposit account fees	$286	$234	$800	$696
Referral and Strategic Alliance Agreement	Various	4	4	11	10
Mutual Fund Agreements	Investment product fees	4	4	11	7
Other	Various	2	1	7	6
Total revenues		$296	$243	$829	$719

		Expenses to TD and Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2017	2016	2017	2016
Canadian Call Center Services Agreement(1)	Professional services	$3	$4	$9	$13
Other	Various	—	1	2	2
Total expenses		$3	$5	$11	$15

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

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	June 30, 2017	September 30, 2016
Assets:
Receivable from affiliates	$140	$106

Liabilities:
Payable to brokers, dealers and clearing organizations	$55	$72
Payable to affiliates	7	9
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
We consider EBITDA to be an important measure of our financial performance and of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA is used as the denominator in the consolidated leverage ratio calculation for covenant purposes under the TD Ameritrade Holding Corporation senior revolving credit facility. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, GAAP pre-tax income, net income and cash flows from operating activities.
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended June 30,				Nine months ended June 30,
	2017		2016		2017		2016
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income - GAAP	$231	24.8%	$240	28.6%	$661	24.5%	$657	26.3%
Add:
Depreciation and amortization	25	2.7%	23	2.7%	74	2.7%	67	2.7%
Amortization of acquired intangible assets	19	2.0%	22	2.6%	57	2.1%	66	2.6%
Interest on borrowings	20	2.1%	14	1.7%	48	1.8%	39	1.6%
Provision for income taxes	142	15.3%	94	11.2%	395	14.7%	338	13.5%
EBITDA - non-GAAP	$437	46.9%	$393	46.9%	$1,235	45.9%	$1,167	46.7%
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Our net income decreased 4% for the third quarter of fiscal 2017 compared to the same period in the prior year, primarily due to a lower effective income tax rate during the third quarter of the prior year and increases in operating expenses and interest on borrowings, partially offset by an increase in net revenues during the third quarter of fiscal 2017. Detailed analysis of net revenues and expenses is presented later in this discussion.

Our EBITDA increased 11% for the third quarter of fiscal 2017 compared to the same period in the prior year, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share decreased 2% to $0.44 for the third quarter of fiscal 2017 compared to $0.45 for the third quarter of fiscal 2016 due to lower net income. We are expecting a decrease in our commissions and transactions fees and increases in our asset-based revenues and total operating expenses for the remainder of fiscal 2017; however, we still expect our diluted earnings per share for fiscal 2017 to range from $1.50 to $1.80. Details regarding our revised expectations for certain revenue and expense line items are presented later in this discussion.
Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016
Our net income increased 1% for the first nine months of fiscal 2017 compared to the same period in the prior year, primarily due to an increase in net revenues, mostly offset by increases in operating expenses and interest on borrowings during the first nine months of fiscal 2017 and a lower effective income tax rate during the first nine months of the prior year.
Our EBITDA increased 6% for the first nine months of fiscal 2017 compared to the same period in the prior year, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 2% to $1.25 for the first nine months of fiscal 2017 compared to $1.23 for the first nine months of fiscal 2016, primarily due to a decrease in the weighted average diluted shares outstanding as a result of our stock repurchase programs and higher net income.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first nine months of fiscal 2017, asset-based revenues and transaction-based revenues accounted for 59% and 39% of our net revenues, respectively. Asset-based revenues consist of (1) insured deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client insured deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions and transaction fees per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
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

	Three months ended June 30,		Increase/ (Decrease)	Nine months ended June 30,		Increase/ (Decrease)
	2017	2016		2017	2016
Average insured deposit account balances	$92,271	$83,429	$8,842	$93,551	$82,580	$10,971
Average interest-earning assets	25,542	22,733	2,809	24,860	22,250	2,610
Average spread-based balances	$117,813	$106,162	$11,651	$118,411	$104,830	$13,581

Insured deposit account fee revenue	$286	$234	$52	$800	$696	$104
Net interest revenue	175	143	32	480	444	36
Spread-based revenue	$461	$377	$84	$1,280	$1,140	$140

Avg. annualized yield—insured deposit account fees	1.23%	1.11%	0.12%	1.13%	1.11%	0.02%
Avg. annualized yield—interest-earning assets	2.71%	2.50%	0.21%	2.55%	2.62%	(0.07)%
Net interest margin (NIM)	1.55%	1.41%	0.14%	1.43%	1.43%	0.00%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2017	2016		2017	2016
Segregated cash	$14	$5	$9	$30	$9	$21
Client margin balances	121	107	14	338	329	9
Securities lending/borrowing, net	34	30	4	99	104	(5)
Other cash and interest-earning investments	6	1	5	14	3	11
Client credit balances	—	—	—	(1)	(1)	—
Net interest revenue	$175	$143	$32	$480	$444	$36

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2017	2016		2017	2016
Segregated cash	$8,003	$7,425	8%	$8,469	$6,713	26%
Client margin balances	12,586	11,508	9%	12,118	11,779	3%
Securities borrowing	1,067	1,005	6%	985	836	18%
Other cash and interest-earning investments	3,886	2,795	39%	3,288	2,922	13%
Interest-earning assets	$25,542	$22,733	12%	$24,860	$22,250	12%

Client credit balances	$15,872	$14,706	8%	$16,039	$14,385	11%
Securities lending	2,113	2,083	1%	1,885	2,132	(12)%
Interest-bearing liabilities	$17,985	$16,789	7%	$17,924	$16,517	9%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2017	2016		2017	2016
Segregated cash	0.67%	0.25%	0.42%	0.47%	0.18%	0.29%
Client margin balances	3.81%	3.69%	0.12%	3.68%	3.67%	0.01%
Other cash and interest-earning investments	0.67%	0.21%	0.46%	0.56%	0.14%	0.42%
Client credit balances	(0.01)%	(0.01)%	0.00%	(0.01)%	(0.01)%	0.00%
Net interest revenue	2.71%	2.50%	0.21%	2.55%	2.62%	(0.07)%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2017	2016		2017	2016
Money market mutual fund	$4	$4	$—	$12	$7	$5
Market fee-based investment balances	108	92	16	297	269	28
Total investment product fees	$112	$96	$16	$309	$276	$33

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2017	2016		2017	2016
Money market mutual fund	$3,591	$5,778	(38)%	$3,608	$5,782	(38)%
Market fee-based investment balances	186,134	156,340	19%	176,556	152,176	16%
Total fee-based investment balances	$189,725	$162,118	17%	$180,164	$157,958	14%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2017	2016		2017	2016
Money market mutual fund	0.43%	0.26%	0.17%	0.42%	0.16%	0.26%
Market fee-based investment balances	0.23%	0.23%	0.00%	0.22%	0.23%	(0.01)%
Total investment product fees	0.23%	0.23%	0.00%	0.23%	0.23%	0.00%
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2017	2016		2017	2016
Total trades (in millions)	32.15	29.56	9%	94.63	88.22	7%
Average client trades per day	510,358	461,941	10%	504,700	469,262	8%
Trading days	63.0	64.0	(2)%	187.5	188.0	0%
Average commissions and transaction fees per trade	$10.42	$11.72	(11)%	$11.14	$11.74	(5)%
Order routing revenue (in millions)	$83	$77	8%	$245	$223	10%
Average order routing revenue per trade(1)	$2.60	$2.60	0%	$2.59	$2.53	2%

(1)	Average order routing revenue per trade is included in average commissions and transaction fees per trade.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2017	2016		2017	2016
Funded accounts (beginning of period)	7,189,000	6,777,000	6%	6,950,000	6,621,000	5%
Funded accounts (end of period)	7,279,000	6,872,000	6%	7,279,000	6,872,000	6%
Percentage change during period	1%	1%		5%	4%

Client assets (beginning of period, in billions)	$846.7	$711.2	19%	$773.8	$667.4	16%
Client assets (end of period, in billions)	$882.4	$736.3	20%	$882.4	$736.3	20%
Percentage change during period	4%	4%		14%	10%

Net new assets (in billions)	$22.0	$13.6	62%	$60.2	$45.2	33%
Net new assets annualized growth rate	10%	8%		10%	9%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2017	2016		2017	2016
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$335	$347	(3)%	$1,054	$1,035	2%
Asset-based revenues:
Insured deposit account fees	286	234	22%	800	696	15%
Net interest revenue	175	143	22%	480	444	8%
Investment product fees	112	96	17%	309	276	12%
Total asset-based revenues	573	473	21%	1,589	1,416	12%
Other revenues	23	18	28%	50	46	9%
Net revenues	931	838	11%	2,693	2,497	8%
Operating expenses:
Employee compensation and benefits	234	209	12%	677	617	10%
Clearing and execution costs	38	35	9%	111	102	9%
Communications	34	33	3%	98	99	(1)%
Occupancy and equipment costs	44	43	2%	133	128	4%
Depreciation and amortization	25	23	9%	74	67	10%
Amortization of acquired intangible assets	19	22	(14)%	57	66	(14)%
Professional services	67	47	43%	178	121	47%
Advertising	58	58	0%	195	202	(3)%
Other	18	20	(10)%	65	61	7%
Total operating expenses	537	490	10%	1,588	1,463	9%
Operating income	394	348	13%	1,105	1,034	7%
Other expense:
Interest on borrowings	20	14	43%	48	39	23%
Loss on debt refinancing	1	—	N/A	1	—	N/A
Total other expense	21	14	50%	49	39	26%
Pre-tax income	373	334	12%	1,056	995	6%
Provision for income taxes	142	94	51%	395	338	17%
Net income	$231	$240	(4)%	$661	$657	1%
Other information:
Effective income tax rate	38.1%	28.1%		37.4%	34.0%
Average debt outstanding	$2,321	$1,748	33%	$1,939	$1,748	11%
Effective interest rate incurred on borrowings	3.47%	3.14%		3.33%	3.00%

Three-Month Periods Ended June 30, 2017 and 2016
Net Revenues
Commissions and transaction fees decreased 3% to $335 million, primarily due to lower average commissions and transaction fees per trade and the effect of one less trading day during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, partially offset by increased client trading activity. Total trades increased 9%, as average client trades per day increased 10% to 510,358 for the third quarter of fiscal 2017 compared to 461,941 for the third quarter of the prior year. Average commissions and transaction fees per trade decreased to $10.42 for the third quarter of fiscal 2017 from $11.72 for the third quarter of the prior year, primarily due to our reduction in client pricing for online equity trades and clients receiving reduced commission trades as a result of price competition in the industry. Effective March 6, 2017, we reduced our online equity and ETF trade commissions from $9.99 to $6.95 per trade and also lowered options pricing to $6.95 per trade (plus $0.75 per contract). The reduction in client pricing for online equity trades is expected to decrease our commissions and transaction fees by $80 million to $90 million for fiscal 2017, which equates to approximately $1.10 to $1.30 per trade, and we also expect commissions and transaction fees to decrease to between $300 million and $320 million per quarter for the remainder of fiscal 2017.
Asset-based revenues, which consists of insured deposit account fees, net interest revenue and investment product fees, increased 21% to $573 million, primarily due to an increase of 14 basis points in the net interest margin earned on spread-based assets, an 11% increase in average spread-based assets and a 19% increase in average market fee-based investment balances. Net interest margin increased to 1.55%, primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 75 basis points (to between 1.00% and 1.25%) during fiscal 2017, partially offset by lower negotiated rates for clients with larger margin balances. Due to the growth in asset-based balances and the favorable impact of the federal funds rate increases, we expect asset-based revenues to remain between $560 million and $580 million for the last quarter of fiscal 2017.
Insured deposit account fees increased 22% to $286 million, primarily due to an 11% increase in average client IDA balances and an increase of 12 basis points in the average yield earned on the IDA assets. The growth in the IDA balances is due to our success in attracting net new client assets. The average yield earned on IDA assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases and investments within the IDA portfolio, including maturities of investments and new balance growth, being invested at higher rates. For more information about the IDA agreement, please see Note 13 – Related Party Transactions under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue increased 22% to $175 million, primarily due to increases in the average yields earned on interest-earning assets as a result of the federal funds rate increases during fiscal 2017, a 9% increase in average margin balances and a $4 million increase in net interest revenue from our securities borrowing/lending program. The average yield earned on interest-earning assets increased 21 basis points to 2.71%, primarily due to the benefits realized from the federal fund rate increases during fiscal 2017 and the increase in net interest revenue from our securities borrowing/lending program, partially offset by lower negotiated interest rates for clients with larger margin balances.
Investment product fees increased 17% to $112 million, primarily due to a 19% increase in average market fee-based investment balances.
Operating Expenses
Total operating expenses increased 10% during the third quarter of fiscal 2017 compared to the third quarter of the prior year. As a result of strategic growth initiatives and costs related to the planned acquisition of Scottrade, we expect total operating expenses to remain between $530 million and $540 million for the last quarter of fiscal 2017.
Employee compensation and benefits increased 12% to $234 million, primarily due to an increase in average headcount related to strategic growth initiatives, higher incentive-based compensation related to Company and individual performance and higher severance costs. The average number of full-time equivalent employees increased to 6,454 for the third quarter of fiscal 2017 compared to 5,872 for the third quarter of the prior year.
Clearing and execution costs increased 9% to $38 million, primarily due to higher client trading volumes.
Amortization of acquired intangible assets decreased 14% to $19 million primarily due to certain acquired intangible assets becoming fully amortized during the prior period.
Professional services increased 43% to $67 million, primarily due to higher usage of consulting and contract services in connection with operational, technology and Scottrade acquisition-related initiatives and higher costs associated with legal and regulatory matters.
Advertising expense was $58 million for the third quarter of fiscal 2017 and 2016. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We find that self-directed investors tend to demonstrate more interest in financial products and services during certain times of the year, such as in months immediately preceding the annual April tax filing deadline, and less interest during certain other times, such as the summer months. In addition, in periods when advertising market demand is weak, we may adjust our spending to take advantage of attractive advertising rates.
Other Expense and Income Taxes
Interest on borrowings increased 43% to $20 million, primarily due to a 33% increase in average debt outstanding and an increase of 33 basis points in the average effective interest rate incurred on our debt. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration payable by us in our planned acquisition of Scottrade.
Our effective income tax rate was 38.1% for the third quarter of fiscal 2017, compared to 28.1% for the third quarter of the prior year. The effective tax rate for the third quarter of the prior year included $34 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a state court decision. These items had a net favorable impact on our earnings for the third quarter of the prior year of approximately six cents per share. We expect our effective income tax rate to range from 37% to 38% for the remainder of fiscal 2017, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs.
Nine-Month Periods Ended June 30, 2017 and 2016
Net Revenues
Commissions and transaction fees increased 2% to $1.05 billion, primarily due to increased client trading activity, partially offset by lower average commissions and transaction fees per trade. Total trades increased 7%, as average client trades per day increased 8% to 504,700 for the first nine months of fiscal 2017 compared to 469,262 for the first nine months of the prior year. Average commissions and transaction fees per trade decreased to $11.14 for the first nine months of fiscal 2017 from $11.74 for the first nine months of the prior year, primarily due to our reduction in client pricing for online equity trades and clients receiving reduced commission trades as a result of price competition in the industry, partially offset by a 2% increase in average order routing revenue per trade.
Asset-based revenues increased 12% to $1.59 billion for the first nine months of fiscal 2017, primarily due to a 13% increase in average spread-based assets and a 16% increase in average market fee-based investment balances, partially offset by the effect of one less interest day during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. Net interest margin was 1.43% for the first nine months of fiscal 2017 and 2016 as the benefits realized on the federal funds rate increases during fiscal 2017 were offset by lower negotiated interest rates for clients with larger margin balances, the impact of higher average segregated cash balances, which earn a lower net interest spread, the increased FDIC surcharge, which began in July 2016, a higher IDA servicing fee due to more balances being kept in floating-rate investments and a decrease in net interest revenue from our securities borrowing/lending program.
Insured deposit account fees increased 15% to $800 million, primarily due to a 13% increase in average client IDA balances and an increase of 2 basis points in the average yield earned on the IDA assets. The growth in IDA balances is due to our success in attracting net new client assets and due to our clients' lower net buying activity in the market during the first quarter of fiscal 2017, resulting in a higher percentage of total client assets being held in cash. The average yield earned on IDA assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases and investments within the IDA portfolio, including maturities of investments and new balance growth, being invested at higher rates. The increase in the average yield was mostly offset by a higher IDA servicing fee due to more balances being kept in floating-rate investments and due to the increased FDIC surcharge.
Net interest revenue increased 8% to $480 million, primarily due to increases in the average yields earned on segregated cash and other cash and interest-earning investment balances as a result of the federal funds rate increases during fiscal 2017 and a 3% increase in average margin balances, partially offset by a $5 million decrease in net interest revenue from our securities borrowing/lending program. The average yield earned on interest-earning assets decreased 7 basis points to 2.55% as the benefits realized on the federal funds rate increases during fiscal 2017 were more than offset by the impact of higher average segregated cash balances, which earn a lower net interest spread, lower negotiated interest rates for clients with larger margin balances and a decrease in net interest revenue from our securities borrowing/lending program.
Investment product fees increased 12% to $309 million, primarily due to a 16% increase in average market fee-based investment balances and an increase of 26 basis points in the average yield earned on money market mutual fund balances. These increases were partially offset by a decrease of 1 basis point earned on market fee-based investment balances.

Operating Expenses
Total operating expenses increased 9% during the first nine months of fiscal 2017 compared to the first nine months of the prior year.
Employee compensation and benefits increased 10% to $677 million, primarily due to an increase in average headcount related to strategic growth initiatives and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 6,277 for the first nine months of fiscal 2017 compared to 5,831 for the first nine months of the prior year.
Clearing and execution costs increased 9% to $111 million, primarily due to a $5 million benefit from a retroactive fee decrease from a clearinghouse during the first quarter of the prior year and higher client trading volumes.
Occupancy and equipment costs increased 4% to $133 million, primarily due to increased software licensing and facilities expenses, partially offset by decreased software maintenance expense.
Depreciation and amortization increased 10% to $74 million, primarily due to recent technology infrastructure upgrades.
Amortization of acquired intangible assets decreased 14% to $57 million, primarily due to certain acquired intangible assets becoming fully amortized during the prior year.
Professional services increased 47% to $178 million, primarily due to higher usage of consulting and contract services in connection with operational, technology and Scottrade acquisition-related initiatives and higher costs associated with legal and regulatory matters.
Other Expense and Income Taxes
Interest on borrowings increased 23% to $48 million, primarily due to an increase of 33 basis points in the average effective interest rate incurred on our debt and an 11% increase in average debt outstanding. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration payable by us in our planned acquisition of Scottrade.
Our effective income tax rate was 37.4% for the first nine months of fiscal 2017, compared to 34.0% for the first nine months of the prior year. The effective income tax rate for the first nine months of fiscal 2017 included $7 million of net favorable resolutions of state income tax matters and $3 million of favorable tax benefits for federal incentives. These items had a net favorable impact on our earnings for the first nine months of fiscal 2017 of approximately two cents per share. The effective income tax rate for the first nine months of the prior year was impacted by $38 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a state court decision. The provision was also impacted by $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact our earnings for the first nine months of the prior year of approximately eight cents per share.
Liquidity and Capital Resources
As a holding company, TD Ameritrade Holding Corporation (the "Parent") conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from borrowings under our credit agreements. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2017 were financed primarily from our subsidiaries' earnings and cash on hand. We plan to finance our ordinary capital and liquidity needs during the remainder of fiscal 2017 primarily from our subsidiaries' earnings, cash on hand and borrowings. During fiscal 2017, we plan to return approximately 40% of our net income excluding amortization of intangible assets to our stockholders through cash dividends. We returned $285 million, or approximately 41% of net income excluding amortization of intangible assets, to our stockholders during the first nine months of fiscal 2017 through cash dividends. For more information about our dividends, see "Cash Dividends" later in this section.
We intend to fund the acquisition of Scottrade with new common equity, the net proceeds received from our issuance of 3.300% Senior Notes on April 27, 2017, cash on hand and cash proceeds from the sale of our common stock to TD. The Scottrade acquisition is expected to close by September 30, 2017. For further information about the Scottrade acquisition, see Note 2 — Business Acquisition under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity for operational contingencies. Liquidity for operational contingencies could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $723 million and uncommitted facilities of $600 million were available to the Parent's primary broker-dealer and FCM/FDM subsidiaries as of June 30, 2017. For more information about these credit agreements, see "Long-term Debt and Credit Facilities — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of June 30, 2017 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,465	$826	$639
TD Ameritrade, Inc.	$118	$0.3	$118

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$71	$25	$46
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
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. TDAC had $440 million and $335 million of cash and investments deposited with clearing organizations for the clearing of client equity and option trades as of June 30, 2017 and September 30, 2016, respectively. The largest amount of TDAC cash and investments ever deposited with clearing organizations was approximately $714 million, which occurred in October 2015.
TDAC's liquidity needs relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and lending of client margin securities. Cash balances in client brokerage accounts were $18.5 billion and $18.7 billion as of June 30, 2017 and September 30, 2016, respectively. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act. TDAC had $7.0 billion and $8.4 billion of cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 as of June 30, 2017 and September 30, 2016, respectively.
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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

	June 30,	Sept. 30,
	2017	2016	Change
Cash and cash equivalents - GAAP	$2,880	$1,855	$1,025
Less: Non-corporate cash and cash equivalents	(973)	(1,363)	390
Corporate cash and cash equivalents	1,907	492	1,415
Corporate investments	747	757	(10)
Less: Corporate liquidity maintained for operational contingencies	(723)	(773)	50
Amounts maintained for corporate working capital	(87)	(87)	—
Amounts held as collateral for derivative contracts	(34)	(93)	59
Excess corporate cash and cash equivalents and investments	1,810	296	1,514
Excess regulatory net capital over management targets	8	357	(349)
Liquid assets available for corporate investing and financing activities - non-GAAP	$1,818	$653	$1,165

The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2016	$653

Plus: EBITDA(1)	1,235
Proceeds from issuance of long-term debt	798
Other changes in working capital and regulatory net capital	228
Proceeds from exercise of stock options	23

Less: Income taxes paid	(367)
Payment of cash dividends	(285)
Additional net capital requirement due to increase in aggregate debits	(213)
Purchase of property and equipment	(141)
Interest paid	(48)
Change in net capital related to daily futures client cash sweep	(31)
Purchase of treasury stock for income tax withholding on stock-based compensation	(26)
Payment of debt issuance costs	(8)
Liquid assets available for corporate investing and financing activities as of June 30, 2017	$1,818

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Credit Facilities
The following is a summary of our long-term debt and credit facilities.
Senior Notes – Our unsecured, fixed-rate Senior Notes were each sold through a public offering and pay interest semi-annually in arrears. Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2019 Notes	November 25, 2009	December 1, 2019	$500	5.600%
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
We intend to use the net proceeds from the recent issuance of the 2027 Notes to finance a portion of the cash consideration payable by us in our planned acquisition of Scottrade.
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
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes and 2025 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes and (b) 1.1022% for the swap on the 2025 Notes. As of June 30, 2017, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes and 2025 Notes was 2.91%.
TD Ameritrade Holding Corporation Credit Agreement – On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The Parent Revolving Facility replaced the Parent's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2017.
TD Ameritrade Clearing, Inc. Credit Agreement – On April 21, 2017, TDAC entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The

TDAC Revolving Facility replaced TDAC's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the TDAC Revolving Facility is April 21, 2022. There were no borrowings outstanding under the TDAC Revolving Facility as of June 30, 2017.
For additional details regarding debt transactions, see Note 6 – Long-term Debt and Credit Facilities under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
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
There were no borrowings outstanding under any of the intercompany credit agreements as of June 30, 2017.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. As of June 30, 2017, we had approximately 26 million shares remaining under this stock repurchase authorization. We have suspended further repurchases under our current stock repurchase authorization until after the completion of the Scottrade integration.
Cash Dividends
We declared an $0.18 per share quarterly cash dividend on our common stock each quarter of fiscal 2017. We paid a total of $285 million in quarterly cash dividends during the first nine months of fiscal 2017. We will pay the fourth quarter dividend of $0.18 per share on August 15, 2017 to all shareholders of record as of August 1, 2017.
Contractual Obligations
The following items constitute material changes in our contractual obligations outside the ordinary course of business since September 30, 2016:
On October 24, 2016, we entered into an Agreement and Plan of Merger to acquire Scottrade in a cash and equity transaction, which was valued at $4 billion as of that date. The transaction will take place in two, consecutive steps. First, and as a condition precedent to our acquisition of Scottrade, TD will purchase Scottrade Bank, a wholly-owned subsidiary of Scottrade, from Scottrade for $1.3 billion, subject to closing adjustments. Additionally, we expect TD to purchase $400 million in new common equity, or approximately 11 million shares, from us in connection with the planned transaction. Immediately following TD's acquisition of Scottrade Bank, we will acquire Scottrade for $4 billion less the proceeds from the sale of Scottrade Bank, which is subject to closing adjustments. We intend to fund the acquisition of Scottrade with $1 billion in new common equity, or approximately 28 million shares, issued to Scottrade shareholders, the net proceeds received from our issuance of 3.300% Senior Notes on April 27, 2017, cash on hand and cash proceeds from the sale of our common stock to TD, as described above. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by September 30, 2017. On December 8, 2016, the U.S. Federal Trade Commission notified the Company that early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted, effective immediately.
On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027, the proceeds of which we intend to use to finance a portion of the cash consideration payable by us in our planned acquisition of Scottrade.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 8 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 13 – Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (30% of our net revenues for the first nine months of fiscal 2017) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on our assets change at a different frequency or amount than the interest rates we pay on our liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. As of June 30, 2017, our consolidated duration was 2.2 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and the IDA arrangement would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2017 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $20 million to $160 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $180 million to $200 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels despite the increase in the federal funds target range to 1.00% to 1.25% as directed by the Federal Open Market Committee in June 2017.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2017. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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
During April 2017, we sold, through a public offering, $800 million aggregate principal amount of unsecured 3.300% Senior Notes due April 1, 2027 and entered into two new credit agreements consisting of senior unsecured revolving credit facilities in the aggregate principal amounts of $300 million and $600 million. The new revolving credit facilities replaced our existing revolving credit facilities. The risk factors presented below have been updated to reflect these debt transactions and should be considered in addition to the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2016. There have been no other material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2016.
Risk Factors Relating to Owning Our Stock
We are restricted by the terms of our revolving credit facilities and senior notes.
Our senior unsecured revolving credit facilities contain various covenants and restrictions that may, in certain circumstances and subject to carve-outs and exceptions, which may be material, limit our ability to:

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
Our senior unsecured notes contain various covenants and restrictions that may, in certain circumstances and subject to carve-outs and exceptions, which may be material, limit our ability to:

•	create liens;

•	merge or consolidate with another entity; and

•	sell all or substantially all of our assets.
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
Our corporate debt level may limit our ability to obtain additional financing.
As of June 30, 2017, we had approximately $2.55 billion of long-term debt, consisting of:

•	$500 million of 5.600% Senior Notes with principal due in full on December 1, 2019;

•	$750 million of 2.950% Senior Notes with principal due in full on April 1, 2022;

•	$500 million of 3.625% Senior Notes with principal due in full on April 1, 2025; and

•	$800 million of 3.300% Senior Notes with principal due in full on April 1, 2027.
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
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2017 – April 30, 2017	231,045	$38.65	—	25,979,986
May 1, 2017 – May 31, 2017	—	$—	—	25,979,986
June 1, 2017 – June 30, 2017	78,924	$37.75	—	25,979,986
Total – Three months ended June 30, 2017	309,969	$38.42	—	25,979,986

On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal 2017.
During the quarter ended June 30, 2017, 309,969 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
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
Dated: July 24, 2017

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)