Form 10-K
period 2017-09-30
TD AMERITRADE HOLDING CORP
filed 2017-11-17
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $22.0 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 31, 2017, the last trading day of the registrant's most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 2, 2017 was 566,939,277 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the registrant's 2018 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

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
Operations
We are a leading provider of securities brokerage services and related technology-based financial services to retail investors, traders and independent registered investment advisors ("RIAs"). We provide our services predominantly through the Internet, a national branch network and relationships with RIAs. We believe that our services appeal to a broad market of independent, value-conscious retail investors, traders and RIAs. We use our platform to offer brokerage services to retail investors under a simple, low-cost commission structure and brokerage custodial services to RIAs.
We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; unlimited, streaming, free real-time quotes; extended trading hours; direct access to market destinations; and commitment on the speed of order execution. Over the years the number of brokerage accounts, RIA relationships, average daily trading volume and total assets in client accounts have substantially increased. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost-efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant investments in building the TD Ameritrade brand.
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

•
Continue to be a low-cost provider of quality services.    We achieve low operating costs per trade by creating economies of scale, utilizing our proprietary transaction-processing systems, continuing to automate processes and locating much of our operations in low-cost geographical areas. This low fixed-cost infrastructure provides us with significant financial flexibility. In addition, our bank deposit account arrangements with The Toronto-Dominion Bank ("TD") and other third-party financial institutions enable our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

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

•
Continue to evaluate opportunities for growth through acquisitions.    When evaluating potential acquisitions, we look for transactions that will give us operational leverage, technological leverage, increased market share or other strategic opportunities. On September 18, 2017, we completed our acquisition of the brokerage business of Scottrade Financial Services, Inc. ("Scottrade"), a Delaware corporation. The transaction combined highly complementary franchises and added significant scale to our retail business with the addition of approximately three million funded client accounts, extended our leadership in trading, and expanded the size of our branch network. See "Acquisition of Scottrade Financial Services, Inc." below for further information about the acquisition of Scottrade.

Acquisition of Scottrade Financial Services, Inc.
On September 18, 2017, we completed our previously announced acquisition of Scottrade pursuant to an Agreement and Plan of Merger dated October 24, 2016 (the "Merger Agreement"), among the Company, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (the "Riney Stockholder"), and Alto Acquisition Corp. (the "Merger Subsidiary"), a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Merger Subsidiary merged with and into Scottrade (the "Acquisition"), with Scottrade surviving as our wholly-owned subsidiary.
Immediately prior to the closing of the Acquisition, pursuant to the terms and conditions set forth in a separate Agreement and Plan of Merger, TD Bank, N.A., a wholly-owned subsidiary of TD, acquired Scottrade Bank, which was a wholly-owned subsidiary of Scottrade, from Scottrade (the "Bank Merger") for approximately $1.38 billion in cash, subject to post-closing adjustments (the "Bank Merger Consideration"). Immediately prior to the closing of the Acquisition, we also issued 11,074,197 shares of our common stock to TD at a price of $36.12 per share, or approximately $400 million, pursuant to a subscription agreement dated October 24, 2016 between the Company and TD and in satisfaction of certain preemptive stock purchase rights of TD as set forth in the Stockholders Agreement between the Company and TD dated as of June 22, 2005, as amended. Immediately following the Bank Merger, the Acquisition was completed. The aggregate consideration paid by us for all of the outstanding capital stock of Scottrade consisted of 27,685,493 shares of our common stock and $3.07 billion in cash, subject to post-closing adjustments (the "Cash Consideration"). The Cash Consideration was funded with the Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, the proceeds received from our issuance of the 3.300% Senior Notes on April 27, 2017, cash on hand and cash proceeds from the sale of our common stock to TD, as described above. At the closing of the Acquisition, 1,736,815 shares of our common stock otherwise payable to the Riney Stockholder were deposited into a third-party custodian account (the “Escrow Account”) pursuant to an escrow agreement to secure certain indemnification obligations of the Riney Stockholder under the Merger Agreement.
In connection with the closing of the Acquisition, we also entered into a registration rights agreement with TD, the Riney Stockholder and the other stockholders described therein (the "Ricketts Stockholders") providing for certain customary registration rights with respect to their shares of our common stock. With respect to TD and the Ricketts

Stockholders, this registration rights agreement supersedes and replaces the Amended and Restated Registration Rights Agreement, dated as of June 22, 2005, by and among the Company, TD and the Ricketts Stockholders.
In connection with the closing of the Acquisition, we entered into a stockholder agreement with the Riney Stockholder (the "Riney Stockholders Agreement"), which contains various provisions relating to stock ownership, voting, election of directors and other matters.
Client Offerings
We deliver products and services aimed at providing a comprehensive, personalized experience for retail and active traders, long-term investors and independent RIAs. Our client offerings are described below:
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

•
Trade Architect® is a powerful and intuitive web-based platform that helps retail investors and active traders identify opportunities and stay informed. It includes advanced features such as complex options, Level II equity and option quotes, streaming news from CNBC, free research reports from sources such as Credit Suisse, Market Edge, TheStreet.com, CFRA (formerly S&P Capital IQ) and Ford Equality, visual position profit/loss analysis and Trade Finder, a tool that simplifies the process of identifying and making option trades based on the client's strategy.

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

•
TD Ameritrade Institutional is a leading provider of comprehensive brokerage and custody services to more than 6,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to grow and manage their practices more effectively and efficiently while optimizing time with clients. Additionally, TD Ameritrade Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses and do the best possible job they can to help their clients with their financial goals.

Other Offerings

•
TD Ameritrade Education offers a comprehensive suite of investor education for stocks, options, income investing and portfolio management. TD Ameritrade Education offers free education to our clients primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are generally combined with web-based tools and ongoing service and support and are offered in a variety of learning formats.

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

•
Essential Portfolios® is an automated, low-cost investing solution that uses advanced technology to help long-term investors pursue their financial goals, with access to five non-proprietary goal-oriented ETF portfolios. Our subsidiary, TD Ameritrade Investment Management, LLC ("TDAIM"), recommends an investment portfolio based on an investor's objective, time horizon and risk tolerance.

•
Selective Portfolios® (formerly known as Amerivest®) is an advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Our subsidiary, TDAIM, recommends an investment portfolio based on an investor's objective, time horizon and risk tolerance.

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

•
TD Ameritrade Network is our new broadcast network, offering real-time market news, insights and investor education. The network's programming features experienced journalists and financial experts. During fiscal 2018, we expect to have six hours of live programming available daily.

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

•
TD Ameritrade Singapore Pte. Ltd. enables retail investors in Singapore to trade the U.S. markets by providing access to trading technology, low commission rates, free education and customer service. Clients can trade stocks, ETFs, options, futures, and options on futures using the thinkorswim trading platform and thinkorswim Mobile. TD Ameritrade Singapore Pte. Ltd. is licensed by the Monetary Authority of Singapore.

Products and Services
We strive to provide the best value of retail brokerage services to our clients. The products and services available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks, American Depository Receipts and closed-end funds traded on any United States exchange or quotation system.

•
Exchange-Traded Funds.    ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except that they trade on an exchange like stocks. Our ETF Market Center offers our clients nearly 300 commission-free ETFs from leading providers with Morningstar Associates, LLC research and ratings and diverse investment strategies. Trades in these ETFs are commission-free, provided the funds are held for 30 days or longer. Our website includes an ETF screener, along with independent research and commentary, to assist investors in their decision-making.

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
We earn commissions and transaction fees on client trades in common and preferred stock, ETFs, closed-end funds, options, futures, foreign exchange, mutual funds and fixed income securities. Order routing revenue generated from revenue-sharing arrangements with market destinations is a component of commissions and transaction fees. Margin lending and the related securities lending business generate net interest revenue. Cash management services and fee-based mutual funds generate bank deposit account fees and investment product fee revenues. Other revenues include revenue from education services, miscellaneous securities brokerage fees and annuities. The following table presents the percentage of net revenues contributed by each class of similar services during the last three fiscal years:

	Percentage of Net Revenues Fiscal Year Ended September 30,
Class of Service	2017	2016	2015
Commissions and transaction fees	37.6%	41.2%	43.1%
Bank deposit account fees	30.1%	27.8%	25.8%
Net interest revenue	18.8%	17.9%	19.2%
Investment product fees	11.5%	11.3%	10.3%
Other revenues	2.0%	1.8%	1.6%
Net revenues	100.0%	100.0%	100.0%
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

•	Tailoring client service to the particular expectations of the clients of each of our client segments; and

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients' securities trading, investing and related activities.

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

•
Branches.    We offer a nationwide network of nearly 600 retail branches, which includes the addition of approximately 500 retail branches from the acquisition of Scottrade. After the completion of the Scottrade integration, we plan to have a network of approximately 360 branch offices, located in 48 states and the District of Columbia.

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

•
TTY services for the hearing impaired. To ensure effective communication in connection with the provision of financial services, we provide qualified sign language and oral interpreters and/or other auxiliary aids and services free of charge for the hearing impaired.

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
Advertising and Marketing
We intend to continue to grow and increase our market share by advertising online, on television, in print, on our own websites, and utilizing various forms of social media. We invest heavily in advertising programs designed to bring greater brand recognition to our services. We intend to continue to aggressively advertise our services. From time to time, we may choose to increase our advertising to target specific groups of investors or to increase or decrease advertising in response to market conditions.
Advertising for retail clients is generally conducted through digital, search and social media, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications. Advertising for institutional clients is significantly less than for retail clients and is generally conducted through highly-targeted media.
To monitor the success of our various marketing efforts, we utilize a media mix model that uses robust data sets to analyze the return on investment of our marketing channels. This model also supports decisions on spending levels and helps us determine the point at which we begin to experience diminishing returns. Additionally, our advanced data and analytics capabilities enable a more targeted, personalized experience for prospective and existing clients. How we share client information is disclosed in our privacy statement.
All of our securities brokerage-related communications with the public are regulated by the Financial Industry Regulatory Authority ("FINRA"). All of our futures and foreign exchange brokerage-related communications with the public are regulated by the National Futures Association ("NFA").
Clearing Operations
Our subsidiaries, TD Ameritrade Clearing, Inc. ("TDAC") and Scottrade, Inc., provide clearing and execution services for our securities brokerage business. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. Our clearing broker-dealer subsidiaries provide the following back office functions:

•	Maintaining client accounts;

•	Extending credit in a margin account to the client;

•	Engaging in securities lending and borrowing transactions;

•	Settling securities transactions with clearinghouses such as The Depository Trust & Clearing Corporation and The Options Clearing Corporation;

•	Settling commissions and transaction fees;

•	Preparing client trade confirmations and statements;

•	Performing designated cashiering functions, including the delivery and receipt of funds and securities to or from the client;

•	Possession, control and safeguarding of funds and securities in client accounts;

•	Processing cash sweep transactions to and from bank deposit accounts and money market mutual funds;

•	Transmitting tax accounting information to the client and to the applicable tax authority; and

•	Forwarding prospectuses, proxy materials and other shareholder information to clients.
We contract with external providers for futures clearing. We also contract with an external provider to facilitate foreign exchange trading for our clients.
We currently expect to complete the integration of Scottrade, Inc. in the second quarter of fiscal 2018, at which time the clearing operations for Scottrade, Inc. will cease.
Competition
We believe that the principal determinants of success in the retail brokerage market are brand recognition, size of client base and client assets, ability to attract new clients and client assets, client trading activity, efficiency of operations, technology infrastructure and advancements and access to financial resources. We also believe that the principal factors considered by clients in choosing a brokerage firm are reputation, client service quality, price, convenience, product offerings, quality of trade execution, platform capabilities, innovation and overall value. Based on our experience, focus group research and the success we have enjoyed to date, we believe that we presently compete successfully in each of these categories.
The market for brokerage services, particularly electronic brokerage services, continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include E*TRADE Financial Corporation, The Charles Schwab Corporation and Fidelity Investments. Scottrade was previously a competitor, but we acquired Scottrade on September 18, 2017. For further information about the Scottrade acquisition, see "Acquisition of Scottrade Financial Services, Inc." above. We also encounter competition from established full-commission brokerage firms such as Merrill Lynch and Morgan Stanley, as well as financial institutions, mutual fund sponsors, online wealth management services and other organizations, some of which provide online brokerage services.

Regulation
The securities, futures and foreign exchange industries are subject to extensive regulation under federal and state law. Broker-dealers are required to register with the U.S. Securities and Exchange Commission ("SEC") and to be members of FINRA. Our futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary, TD Ameritrade Futures & Forex LLC ("TDAFF"), is registered with the Commodity Futures Trading Commission ("CFTC") and is a member of, and the corresponding services functions are regulated by, the NFA. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act") relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), best execution requirements for client trades under SEC guidelines and FINRA rules and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA. TDAFF is subject to regulations under the Commodity Exchange Act, administered by the CFTC and NFA, including CFTC Regulations 1.17 and 5.7, which require the maintenance of minimum adjusted net capital, and CFTC Regulation 1.20, which requires segregation of client funds.
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
As explained in SEC guidelines and FINRA rules, brokers are required to seek the best execution reasonably available for their clients' orders. In part, this requires brokers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions. We send client orders to a number of market centers, including market makers and exchanges, which encourages competition and ensures redundancy. We utilize a committee structure to conduct regular reviews of the securities trade execution quality we obtain from these market centers. For non-directed client orders, it is our policy to route orders to market centers based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price disimprovement, likelihood of executions, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs and whether the firm will receive remuneration for routing order flow to such market centers. Price improvement is available under certain market conditions and for certain order types and we regularly monitor executions to test for such improvement if available. Each quarter we also publicly disclose on SEC Rule 606 Reports information about the market centers we use and the related order routing revenue we received. Our SEC Rule 606 Reports can be found at www.tdameritrade.com.
Certain of our subsidiaries are also registered as investment advisors under the Investment Advisers Act of 1940. We are also subject to regulation in all 50 states and the District of Columbia, including registration requirements. TD Ameritrade Trust Company is chartered in the state of Maine as a state-regulated non-depository trust company.
In their capacity as securities clearing firms, TDAC and Scottrade, Inc. are members of The Depository Trust & Clearing Corporation ("DTCC") and The Options Clearing Corporation ("OCC"), each of which is registered as a clearing agency with the SEC. As members of these clearing agencies, TDAC and Scottrade, Inc. are required to comply with the rules of such clearing agencies, including rules relating to possession or control of client funds and securities, margin lending and execution and settlement of transactions.
Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve System and FINRA. In general, these regulations provide that, in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower or liquidate security positions.
We are subject to a number of state, federal and foreign laws applicable to companies conducting business on the Internet that address client privacy, system security and safeguarding practices and the use of client information.
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
Cyber Security Risk — Cyber security risk is the risk of a malicious technological attack intended to impact the confidentiality, availability, or integrity of our systems and data, including sensitive client data. Our technology and security teams rely on a layered system of preventive and detective technologies, practices, and policies to detect, mitigate, and neutralize cyber security threats. Cyber attacks can also result in financial and reputational risk.
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
Employees
As of September 30, 2017, we had 10,412 full-time equivalent employees. After completion of the Scottrade integration, we expect to have approximately 8,800 full-time equivalent employees. The Scottrade integration is currently expected to occur during the second quarter of fiscal 2018. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.
Financial Information about Segments and Geographic Areas
We primarily operate in the securities brokerage industry and have no other reportable segments. Substantially all of our revenues from external clients for the fiscal years ended September 30, 2017, 2016 and 2015 were derived from our operations in the United States.
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
Substantially all of our revenues are derived from our securities brokerage business. Like other securities brokerage businesses, we are directly affected by economic, social and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Events in global financial markets in recent years resulted in substantial market volatility and increased client trading volume. However, any sustained downturn in general economic conditions or U.S. equity markets could result in reduced client trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and have a material adverse effect on our profitability.
We have exposure to interest rate risk.
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account arrangements with TD Bank USA, N.A. and TD Bank N.A. and with other third-party financial institutions, which are subject to interest rate risk. During fiscal 2009, the Federal Open Market Committee reduced the federal funds target range to between 0% and 0.25%, where it remained until December 2015 when it started to gradually increase to its current target range of between 1.00% and 1.25%. In addition, medium- to long-term interest rates have also decreased substantially since fiscal 2009. This lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues. Continued uncertainty resulting from U.S. fiscal and political matters, including concerns about federal, state and municipal debt levels, taxes, U.S. debt ratings, immigration policies and international conflicts have impacted and may continue to impact the U.S. and global economic recovery.
Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.
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
We extend margin credit and leverage to clients, which are collateralized by client cash and securities. We also borrow and lend securities in connection with our broker-dealer business. A significant portion of our net revenues is derived from interest on margin loans. By permitting clients to purchase securities on margin and exercise leverage with options and futures positions, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client's indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have a material adverse effect on our revenues and profitability. We also engage in financial transactions with counterparties, including securities sold under agreements to repurchase, that expose us to credit losses in the event counterparties cannot meet their obligations.
Our clearing operations expose us to liability for errors in clearing functions.
Our broker-dealer subsidiaries, TDAC and Scottrade, Inc., provide clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of client securities and other assets and the clearing of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations, such as the DTCC and the OCC, in settling client securities transactions. Clearing securities firms, such as TDAC and Scottrade, Inc., are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to regulatory fines and civil penalties as well as losses and liability in related legal proceedings brought by clients and others.
A default by a large financial institution could adversely affect financial markets.
The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships among the institutions. For example, increased centralization of trading activities through particular clearing houses, central agents or exchanges is occurring. This is driven by market forces and by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and similar laws in other jurisdictions, and it may increase our concentration of risk with respect to these entities. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing houses, clearing agencies, exchanges, banks and securities firms, with which we interact on a daily basis, and therefore could have a material adverse effect on our business.
Systems failures, delays and capacity constraints could harm our business.
We receive and process trade orders through a variety of electronic channels, including the Internet, mobile trading applications and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service ("DDOS") attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality following any of these events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS, spam attacks or extreme market volatility could cause our website or other trading applications to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. Slowness or unavailability may not impact all trading channels evenly, and some trading channels may be impacted while others are not. Social media and media reports may conflate one channel being unavailable with all channels being unavailable. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, substantial losses to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. We are also dependent on the integrity and performance of securities exchanges, clearing houses and other intermediaries to which client orders are routed for execution and settlement. Systems failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices, cause substantial losses for us and our clients and subject us to claims from our clients for damages. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition.

Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases. As a financial services company, we are continuously subject to cyber-attacks, DDOS and ransomware attacks, malicious code and computer viruses by activists, hackers, organized crime, foreign state actors and other third parties. Such breaches could lead to shutdowns or disruptions of our systems, account takeovers and unauthorized gathering, monitoring, misuse, loss, total destruction and disclosure of data and confidential information of ours, our clients, our employees or other third parties, or otherwise materially disrupt our or our clients' or other third parties' network access or business operations. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations.
We, along with the financial services industry in general, have experienced losses related to clients' login and password information being compromised, generally caused by attacks capturing credentials directly from clients themselves, through phishing attacks, clients' use of non-secure public computers or vulnerabilities of clients' private computers and mobile devices. In 2007, we discovered and eliminated unauthorized code from our computer systems that had allowed an unauthorized third party to retrieve client email addresses, names, addresses and phone numbers from an internal database. Following the incident, we incurred significant remediation costs. In addition, in 2013, Scottrade, which we acquired in September 2017, experienced a database breach, and we may not know the full extent of security controls in place at Scottrade. We are aware of subsequent attempts by other attackers to penetrate our systems using similar techniques and similar attacks against other financial institutions. Although we have taken steps to reduce the risk of such threats, our risk and exposure to a cyber-attack or related breach remains heightened due to the evolving nature of these threats, our plans to continue to implement mobile access solutions to serve our clients, our routine transmission of sensitive information to third parties, the current global economic and political environment, external extremist parties and other developing factors. If a cyber-attack or similar breach were to occur, we could suffer damage to our reputation and incur significant remediation costs and losses.
In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, regulatory fines, financial responsibility under our asset protection guarantee to reimburse clients for losses resulting from unauthorized activity in their accounts and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
Aggressive competition could reduce our market share and harm our financial performance.
The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them at lower prices. There has been aggressive price competition in the industry, including various free trade offers and reduced trading commissions. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including E*TRADE Financial Corporation, The Charles Schwab Corporation and Fidelity Investments. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms, such as Merrill Lynch and Morgan Stanley, as well as from financial institutions, mutual fund sponsors, online wealth management services and other organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do or offer services at lower prices. Increased competition, including pricing pressure, could have a material adverse effect on our results of operations and financial condition.
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
We provide investment advisory services to investors through our SEC-registered investment advisors, TD Ameritrade, Inc., TD Ameritrade Investment Management, LLC, Scottrade Investment Management, Inc. ("SIM") and TradeWise Advisors, Inc. ("TradeWise"). TD Ameritrade, Inc. offers AdvisorDirect,® a service that refers a client to an independent RIA. TD Ameritrade Investment Management, LLC recommends an investment portfolio, through Selective Portfolios® or Essential Portfolios,® based on an investor's objectives, time horizon and risk tolerance. SIM offers guidance solutions and refers clients to independent RIAs. TradeWise provides an option advisory service for self-directed investors. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.
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
The Dodd-Frank Act, enacted in 2010, requires many federal agencies to adopt new rules and regulations applicable to the financial services industry and also calls for many studies regarding various industry practices. In particular, the Dodd-Frank Act gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The U.S. Department of Labor ("DOL") has enacted regulations changing the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA) and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and Individual Retirement Arrangements (IRAs). The DOL regulations deem many of the investment, rollover and asset management recommendations from us to our clients regarding their retirement accounts fiduciary "investment advice" under ERISA. One of the most significant impacts on our business from the DOL regulations and related prohibited transaction exemptions will be the impact on our fee and compensation practices. These regulations may subject us to an increased risk of class actions and other litigation and regulatory risks. Additional rulemaking or legislative action could negatively impact our business and financial results. While we have not yet been required to make other material changes to our business or operations as a result of the Dodd-Frank Act or other rulemaking or legislative action, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, DOL, banking regulators and other regulatory agencies may be, how the courts and regulators might interpret these rules and what impact this will have on our compliance costs, business, operations and profitability.
Our profitability could also be affected by new or modified laws that impact the business and financial communities generally, including changes to the laws governing banking, the securities market, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data. As existing laws are modified and new laws are implemented, we may incur significant additional costs and have to expend a significant amount of time to develop and integrate appropriate systems and procedures to ensure initial and continuing compliance with such laws. These additional costs could have a material adverse effect on our profitability.
Failure to comply with net capital requirements could adversely affect our business.
The SEC, FINRA, CFTC, NFA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers, FCMs and FDMs. Net capital is a measure of a broker-dealer's, an FCM's or an FDM's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Our broker-dealer and FCM/FDM subsidiaries are required to comply with net capital requirements. If we fail to maintain the required net capital, the SEC or the CFTC could suspend or revoke our registration, and FINRA or the NFA could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, then our operations that require capital could be limited, and we may not be able to pay dividends or make stock repurchases. A large operating loss or charge against net capital could have a material adverse effect on our ability to maintain or expand our business.
Extensive regulation and regulatory uncertainties could harm our business.
The securities industry is subject to extensive regulation by federal, state, international government and self-regulatory agencies, and financial services companies are subject to regulations covering all aspects of the securities business. Regulations are intended to ensure the integrity of financial markets, appropriate capitalization of broker-dealers, FCMs and FDMs and the protection of clients and their assets. These regulations often serve to limit our business activities through capital, client protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. Federal, state, self-regulatory organizations and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a regulated entity or any of its officers or employees. Despite our efforts to comply with applicable legal requirements, there are a number of risks, including in areas where applicable laws or regulations may be unclear or where regulators could revise their previous guidance, and we could fail to establish and enforce procedures to comply with applicable legal requirements and regulations, which could have a material adverse effect on our business.

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
While we maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, violations could occur. In addition, some legal and regulatory frameworks provide for the imposition of fines or penalties for non-compliance even though the non-compliance was inadvertent or unintentional and even though systems and procedures reasonably designed to prevent violations were in place at the time. There may be other negative consequences resulting from a finding of non-compliance, including restrictions on certain activities. Such a finding may also damage our reputation and our relationships with regulators and could restrict the ability of institutional investment managers to invest in our securities.
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
Risk Factors Relating to Acquisitions
Our acquisition of Scottrade presents certain risks that we may not realize the financial and strategic goals that were contemplated at the time we agreed to enter into the transaction.

Risks we face in connection with our acquisition and integration of Scottrade include that:

•	our ongoing business may be disrupted and our management's attention may be diverted by integration activities;

•
the Scottrade acquisition might not further our business strategy as we expected, we might not integrate Scottrade's business or technology as successfully as we expected, or we might have overpaid for Scottrade or otherwise might not realize the expected return on our investment to the extent or in the timeframe forecasted, which could adversely affect our business or results of operations;

•
we may not realize the benefits or cost savings anticipated to be derived from the Scottrade acquisition as initially predicted, if at all, for a number of reasons, including if a larger than predicted number of customers decide not to continue to use Scottrade's or our services;

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

•
our results of operations or financial condition could be adversely impacted by: claims or liabilities that we assumed from Scottrade or that are otherwise related to the acquisition, including claims made by government agencies, terminated employees, current or former customers, former stockholders or other third parties; contractual relationships of Scottrade that we would not have entered into but for the merger, the termination or modification of which may be costly or disruptive to our business; unfavorable revenue recognition or other accounting treatment as a result of Scottrade's practices; and intellectual property claims or disputes;

•
we may have failed to identify or assess the magnitude of liabilities, shortcomings or other circumstances of Scottrade, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, a loss of anticipated tax benefits or other adverse effects on our business, results of operations or financial condition;

•	we may have difficulty incorporating Scottrade's technologies with our existing technologies and product lines while maintaining uniform standards, architecture, controls, procedures and policies;

•	we may be exposed to increased risk of a security breach until the Scottrade systems are fully integrated, as those systems are subject to their own set of security controls;

•	we may be exposed to increased risk of litigation and costs and liabilities associated with it;

•	we could experience additional or unexpected changes in how we are required to account for the acquisition pursuant to U.S. generally accepted accounting principles;

•
we have incurred, and will continue to incur, transaction expenses, including legal, regulatory and other costs associated with consummating the transaction, as well as expenses related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs;

•	our use of cash to pay for the acquisition limits other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	our debt issuance to finance the acquisition increases our interest expense, leverage and debt service requirements; and

•	our common equity issuance in connection with the acquisition diluted our existing stockholders and may result in a decline in earnings per share.
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
As a result of these risks and challenges, we may not realize the full benefits that we initially anticipated from the Scottrade transaction in a timely manner or at all. There can be no assurance that we will be able to successfully integrate the operations of Scottrade and accurately anticipate and respond to the changing demands we will face as part of the integration. We may not be able to manage growth effectively or to achieve growth at all. Failure to manage the integration of Scottrade and future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

•
sales of a substantial number of shares of our common stock by (i) TD, (ii) J. Joe Ricketts, our founder, and certain members of his family and trusts held for their benefit, and (iii) Rodger O. Riney, as voting trustee of his family trust, who currently have registration rights covering approximately 234 million shares, 59 million shares, and 28 million shares, respectively, of our common stock; and

•
increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, changes in the interest rate environment or in market expectations regarding the interest rate environment and variations between estimated financial results and actual financial results.

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
Our senior unsecured revolving credit facilities contain various covenants and restrictions that may, in certain circumstances and subject to carveouts and exceptions, which may be material, limit our ability to:

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
Our senior unsecured notes contain various covenants and restrictions that may, in certain circumstances and subject to carveouts and exceptions, which may be material, limit our ability to:

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
As of September 30, 2017, we had approximately $2.55 billion of long-term debt, consisting of:

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
As of October 1, 2017, TD owned approximately 41% of our outstanding common stock. As a result, TD will generally have the ability to significantly influence the outcome of any matter submitted to a vote of our stockholders and as a result of its significant share ownership in TD Ameritrade, TD may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD, but not necessarily favorable to our other stockholders.
The stockholders agreement provides that TD may designate five of the twelve members of our board of directors, subject to adjustment based on TD's ownership positions in TD Ameritrade. As of October 1, 2017, based on its ownership positions, TD has the right to designate five members of our board of directors. Accordingly, TD is able to significantly influence the outcome of all matters that come before our board.
TD is permitted under the stockholders agreement to exercise voting rights on up to 45% of our outstanding shares of common stock until termination of the stockholders agreement (January 24, 2021). If our stock repurchases cause TD's ownership percentage to exceed 45%, TD is required to use reasonable efforts to sell or dispose of such excess stock, subject to TD's commercial judgment as to the optimal timing, amount and method of sales with a view to maximizing proceeds from such sales. TD has no absolute obligation to reduce its ownership percentage to 45% by the termination of the stockholders agreement. However, prior to and following the termination of the stockholders agreement, TD is required to vote any such excess stock on any matter in the same proportions as all the outstanding shares of stock held by holders other than TD and its affiliates are voted. In no event may TD Ameritrade repurchase shares of its common stock that would result in TD's ownership percentage exceeding 47%. There is no restriction on the number of shares TD may own following the termination of the stockholders agreement.
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
We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement between us and affiliates of TD provides a significant portion of our revenue. This agreement enables our clients to invest in an FDIC-insured deposit product without the need for us to establish the significant levels of capital that would be required to maintain our own bank charter. During fiscal 2017, net revenues related to this agreement accounted for approximately 30% of our net revenues. For fiscal year 2017, the average balance of client cash swept to our insured deposit account offering was $93 billion. The average yield earned on the insured deposit account balances was 59 basis points higher than the average net yield earned on segregated cash balances during fiscal 2017. The termination or adverse modification of this agreement without replacing it on comparable terms with a different counterparty, which may not be available, could have a material adverse effect on our business, financial condition and results of operations. If this agreement was terminated or adversely modified and we were permitted to establish our own bank charter for purposes of offering an FDIC-insured deposit product, we would be required to establish and maintain significant levels of capital within a bank subsidiary. We would also be subject to various other risks associated with banking, including credit risk on loans and investments, liquidity risk associated with bank balance sheet management, operational risks associated with banking systems and infrastructure and additional regulatory requirements and supervision.
Conflicts of interest may arise between TD Ameritrade and TD, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.
Conflicts of interest may arise between us and TD in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD Ameritrade and the exercise by TD of its influence over our management and affairs. Some of the directors on our board are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD Ameritrade and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for us and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between us and TD. In addition, a committee of our board consisting of outside independent directors reviews and approves or ratifies transactions with TD and its affiliates. There can be no assurance that any of the foregoing potential conflicts would be resolved in a manner that does not adversely affect our business, financial condition or results of operations. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent us and TD from competing with each other to some degree.
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
These provisions could delay, deter or prevent a change of control or change in management that might provide stockholders with a premium to the market price of their common stock.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Company-owned corporate headquarters facility is located in Omaha, Nebraska and provides more than 500,000 square feet of building space. Our headquarters facility has earned Leadership in Energy and Environmental Design (LEED) Platinum Certification, the highest level of distinction awarded by the U.S. Green Building Council. We also lease approximately 80,000 square feet of building space on property adjacent to the headquarters for administrative and operational facilities. These leases expire in 2020. We own additional administrative and operational facilities that provide approximately 790,000 and 200,000 square feet of building space located in St. Louis, Missouri and Denver, Colorado, respectively.
We lease approximately 195,000 and 140,000 square feet of building space for additional operations centers in Jersey City, New Jersey and Fort Worth, Texas, respectively. The Jersey City lease expires in 2020 and the Fort Worth lease expires in 2018. During October 2015, we purchased land in Southlake, Texas, on which we are currently constructing a new operations center. We intend to transition our Fort Worth operations to Southlake once construction of the new facility is completed, which is scheduled for late 2017.
We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Texas and Utah. We own two data center facilities, located in Richardson, Texas and St. Louis, Missouri, and we lease two data center facilities, located in St. Louis, Missouri and Scottsdale, Arizona. We also lease nearly 600 branch offices, which includes the addition of approximately 500 branch office leases assumed in the acquisition of Scottrade. After the completion of the Scottrade integration, we plan to have a total network of approximately 360 branch offices, located in 48 states and the District of Columbia. We believe that our facilities are suitable and adequate to meet our needs.
Item 3.    Legal Proceedings
For information regarding legal proceedings, see Note 15 — Commitments and Contingencies – "Legal and Regulatory Matters" under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
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

	Common Stock Price For the Fiscal Year Ended September 30,
	2017		2016
	High	Low	High	Low
First Quarter	$44.79	$33.26	$37.90	$29.69
Second Quarter	$47.41	$36.36	$33.93	$24.88
Third Quarter	$44.11	$36.12	$32.93	$26.47
Fourth Quarter	$49.24	$41.88	$35.39	$26.37
The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 2, 2017 was $49.87 per share. As of that date there were 631 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 67,000 beneficial holders of our common stock.
Dividends
We declared and paid an $0.18 per share and a $0.17 per share quarterly cash dividend on our common stock during each quarter of fiscal years 2017 and 2016, respectively. On October 24, 2017, we declared a $0.21 per share quarterly cash dividend for the first quarter of fiscal 2018. We are scheduled to pay the quarterly cash dividend on November 21, 2017 to all holders of record of our common stock as of November 7, 2017. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.
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
The following graph and table set forth information comparing the cumulative total return through the end of the Company's most recent fiscal year from a $100 investment on September 30, 2012 in the Company's common stock, a broad-based stock index and the stocks comprising an industry peer group.

400
350
300
250
200
150
100
50
0
DOLLARS
9/30/12
9/30/13
9/30/14
9/30/15
9/30/16
9/30/17
TD Ameritrade Holding Corporation
S&P 500
Peer Group

	Period Ended
Index	9/30/12	9/30/13	9/30/14	9/30/15	9/30/16	9/30/17
TD Ameritrade Holding Corporation	100.00	178.60	235.29	228.39	258.43	364.32
S&P 500	100.00	119.34	142.89	142.02	163.93	194.44
Peer Group	100.00	170.36	238.24	239.79	267.17	377.46
The Peer Group is comprised of the following companies that have significant retail brokerage operations:
E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2017 — July 31, 2017	6,428	$43.12	—	25,979,986
August 1, 2017 — August 31, 2017	3,113	$45.75	—	25,979,986
September 1, 2017 — September 30, 2017	36	$43.15	—	25,979,986
Total — Three months ended September 30, 2017	9,577	$43.98	—	25,979,986
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the fourth quarter of fiscal 2017.
During the quarter ended September 30, 2017, 9,577 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6.    Selected Financial Data

	Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$3,676	$3,327	$3,247	$3,123	$2,764
Operating income	1,466	1,318	1,325	1,285	1,056
Net income	872	842	813	787	675
Earnings per share — basic	$1.65	$1.59	$1.50	$1.43	$1.23
Earnings per share — diluted	$1.64	$1.58	$1.49	$1.42	$1.22
Weighted average shares outstanding — basic	529	531	543	550	549
Weighted average shares outstanding — diluted	531	534	547	554	554
Dividends declared per share	$0.72	$0.68	$0.60	$0.98	$0.86

	As of September 30,
	2017*	2016	2015	2014	2013
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,472	$1,855	$1,978	$1,460	$1,062
Investments available-for-sale, at fair value	746	757	—	—	13
Total assets	38,627	28,818	26,375	23,829	21,832
Notes payable and long-term obligations	2,555	1,817	1,800	1,249	1,048
Stockholders' equity	7,247	5,051	4,903	4,748	4,676

* The growth in our consolidated balance sheet during fiscal 2017 was primarily due to our acquisition of Scottrade on September 18, 2017.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; amounts of commissions and transaction fees, commission revenues, order routing revenue, asset-based revenues, bank deposit account fees, net interest revenue, investment product fees and other revenues; the average yield earned on bank deposit account assets; amounts of total operating expenses, acquisition-related synergies, acquisition-related expenses, advertising expense and other expense; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our clearinghouse deposit requirements.
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: general economic and political conditions and other securities industry risks; fluctuations in interest rates; stock market fluctuations and changes in client trading activity; credit risk with clients and counterparties; increased competition; systems failures, delays and capacity constraints; cyber security and network security risks; liquidity risks; new laws and regulations affecting our business; regulatory and legal matters; difficulties and delays in integrating the Scottrade Financial Services, Inc. ("Scottrade") business or fully realizing cost savings and other benefits from the acquisition; business disruption following the Scottrade acquisition; changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business initiatives; competitive conditions; disruptions due to Scottrade integration-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the inability to realize synergies or to implement integration plans and other consequences associated with mergers, acquisitions and uncertainties; and the other risks and uncertainties set forth under Item 1A — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
Glossary of Terms
In discussing and analyzing our business, we utilize several metrics and other terms that are defined in the following Glossary of Terms. Italics indicate other defined terms that appear elsewhere in the Glossary. The term "GAAP" refers to U.S. generally accepted accounting principles.
Asset-based revenues — Revenues consisting of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and securities lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances.
Average client trades per day — Total trades divided by the number of trading days in the period. This metric is also known as daily average revenue trades ("DARTs").
Average commissions per trade — Total commissions and transaction fee revenues as reported on the Company's consolidated financial statements, less order routing revenue, divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions, order routing revenue and markups on riskless principal transactions in fixed-income securities.
Basis point — When referring to interest rates, one basis point represents one one-hundredth of one percent.

Bank deposit account fees — Revenues generated from the Insured Deposit Account agreement and a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept to FDIC-insured accounts at third-party financial institutions participating in the program.
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
Client cash and money market assets — The sum of all client cash balances, including client credit balances and client cash balances swept into bank deposit accounts or money market mutual funds.
Client credit balances — Client cash held in brokerage accounts, excluding balances generated by client short sales on which no interest is paid. Interest paid on client credit balances is a reduction of net interest revenue. Client credit balances are included in "payable to clients" on our consolidated financial statements.
Client margin balances — The total amount of cash loaned to clients in margin accounts. Such loans are secured by client assets. Interest earned on client margin balances is a component of net interest revenue. Client margin balances are included in "receivable from clients, net" on our consolidated financial statements.
Commissions and transaction fees — Revenues earned on trading commissions, order routing revenue and markups on riskless principal transactions in fixed-income securities. Revenues earned on trading commissions includes client trades in common and preferred stock, ETFs, closed-end funds, options, futures, foreign exchange, mutual funds and fixed income securities.
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
Fee-based investment balances — Client assets invested in money market mutual funds, other mutual funds and Company programs such as AdvisorDirect,® Essential Portfolios® and Selective Portfolios® on which we earn fee revenues. Fee revenues earned on these balances are included in investment product fees on our consolidated financial statements.
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
Insured deposit account — The Company is party to an Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums. Fee revenues earned under this agreement are included in bank deposit account fees on the Company's consolidated financial statements.
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
Liquid assets available for corporate investing and financing activities — Liquid assets available for corporate investing and financing activities is a non-GAAP financial measure. We consider liquid assets available for corporate investing and financing activities to be an important measure of our liquidity. We define liquid assets available for corporate investing and financing activities as the sum of (a) excess corporate cash and cash equivalents and investments, less securities sold under agreements to repurchase, and (b) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Excess corporate cash and cash equivalents and investments includes cash and cash equivalents from our investment advisory subsidiaries and excludes (i) amounts being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM/FDM subsidiaries under intercompany credit agreements, (ii) amounts maintained for corporate working capital and (iii) amounts held as collateral for derivative contracts. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
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

Market fee-based investment balances — Client assets invested in mutual funds (except money market funds) and Company programs such as AdvisorDirect,® Essential Portfolios® and Selective Portfolios,® on which we earn fee revenues that are largely based on a percentage of the market value of the investment. Market fee-based investment balances are a component of fee-based investment balances. Fee revenues earned on these balances are included in investment product fees on our consolidated financial statements.
Net interest margin ("NIM") — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of bank deposit account fees and net interest revenue by average spread-based assets.
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
Non-GAAP Net Income and Non-GAAP Diluted EPS — Non-GAAP net income and non-GAAP diluted earnings per share ("EPS") are non-GAAP financial measures. We define non-GAAP net income as net income adjusted to remove the after-tax effect of amortization of acquired intangible assets and acquisition-related expenses. We consider non-GAAP net income and non-GAAP diluted EPS as important measures of our financial performance because they exclude certain items that may not be indicative of our core operating results and business outlook and will allow for a better evaluation of the operating performance of the business and facilitate a meaningful comparison of our results in the current period to those in prior and future periods. Amortization of acquired intangible assets is excluded because management does not believe it is indicative of our underlying business performance. Acquisition-related expenses are excluded as these costs are not representative of the costs of running the Company’s on-going business. Non-GAAP net income and non-GAAP diluted EPS should be considered in addition to, rather than as a substitute for, GAAP net income and diluted EPS.
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
Securities sold under agreements to repurchase (repurchase agreements) — We sell securities to counterparties with an agreement to repurchase the same or substantially the same securities at a stated price plus interest on a specified date. We utilize repurchase agreements to finance our short-term liquidity and capital needs. Under these financing transactions, we receive cash from counterparties and provide U.S. Treasury securities as collateral.
Segregated cash — Client cash and investments segregated in compliance with Rule 15c3-3 of the Securities Exchange Act of 1934 (the Customer Protection Rule) and other regulations. Interest earned on segregated cash is a component of net interest revenue.
Spread-based assets — Client and brokerage-related asset balances, consisting of bank deposit account balances and interest-earning assets. Spread-based assets is used in the calculation of our net interest margin and our consolidated duration.

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
Our largest sources of revenues are asset-based revenues and transaction-based revenues. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions per trade. We also receive order routing revenue, which results from arrangements we have with many execution agents to receive cash payments in exchange for routing trade orders to these firms for execution. Order routing revenue is included in commissions and transaction fees on our consolidated financial statements.
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

Acquisition of Scottrade
On September 18, 2017, we completed our previously announced acquisition of Scottrade, a Delaware corporation, pursuant to an Agreement and Plan of Merger dated October 24, 2016 (the "Merger Agreement"), among the Company, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (the "Riney Stockholder"), and Alto Acquisition Corp. (the "Merger Subsidiary"), a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Merger Subsidiary merged with and into Scottrade (the "Acquisition"), with Scottrade surviving as our wholly-owned subsidiary.
Immediately prior to the closing of the Acquisition, pursuant to the terms and conditions set forth in a separate Agreement and Plan of Merger, TD Bank, N.A., a wholly-owned subsidiary of The Toronto-Dominion Bank ("TD"), acquired Scottrade Bank, which was a wholly-owned subsidiary of Scottrade, from Scottrade (the "Bank Merger") for approximately $1.38 billion in cash, subject to post-closing adjustments (the "Bank Merger Consideration"). Immediately prior to the closing of the Acquisition, we also issued 11,074,197 shares of our common stock to TD at a price of $36.12 per share, or approximately $400 million, pursuant to a subscription agreement dated October 24, 2016 between the Company and TD and in satisfaction of certain preemptive stock purchase rights of TD as set forth in the Stockholders Agreement between the Company and TD dated as of June 22, 2005, as amended. Immediately following the Bank Merger, the Acquisition was completed. The aggregate consideration paid by us for all of the outstanding capital stock of Scottrade consisted of 27,685,493 shares of our common stock and $3.07 billion in cash, subject to post-closing adjustments (the "Cash Consideration"). The Cash Consideration was funded with the Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, the proceeds received from our issuance of the 3.300% Senior Notes on April 27, 2017, cash on hand and cash proceeds from the sale of our common stock to TD, as described above. At the closing of the Acquisition, 1,736,815 shares of our common stock otherwise payable to the Riney Stockholder were deposited into a third-party custodian account (the “Escrow Account”) pursuant to an escrow agreement to secure certain indemnification obligations of the Riney Stockholder under the Merger Agreement.
In connection with the closing of the Acquisition, we also entered into a registration rights agreement with TD, the Riney Stockholder and the other stockholders described therein (the "Ricketts Stockholders") providing for certain customary registration rights with respect to their shares of our common stock. With respect to TD and the Ricketts Stockholders, this registration rights agreement supersedes and replaces the Amended and Restated Registration Rights Agreement, dated as of June 22, 2005, by and among the Company, TD and the Ricketts Stockholders.
In connection with the closing of the Acquisition, we entered into a stockholder agreement with the Riney Stockholder (the "Riney Stockholders Agreement"), which contains various provisions relating to stock ownership, voting, election of directors and other matters.
We expect to realize approximately $175 million to $225 million of pre-tax expense synergies from the Acquisition during fiscal 2018, primarily consisting of cost savings related to the elimination of duplicate expenditures.
For additional information regarding the acquisition, see Note 2 - Business Acquisition under Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.
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
Estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances
We estimate our income tax expense based on the various jurisdictions where we conduct business. This requires us to estimate our current income tax obligations and to assess temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Temporary differences result in deferred income tax assets and liabilities. We must evaluate the likelihood that deferred income tax assets will be realized. To the extent we determine that realization is not "more likely than not," we establish a valuation allowance. Establishing or increasing a valuation allowance results in a corresponding increase to income tax expense in our consolidated financial statements. Conversely, to the extent circumstances indicate that a valuation allowance can be reduced or is no longer necessary, that portion of the valuation allowance is reversed, reducing income tax expense.
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
Valuation of guarantees
We enter into guarantees in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. We record a liability for the estimated fair value of the guarantee at its inception. If actual results differ significantly from these estimates, our results of operations could be materially affected. For further details regarding our guarantees, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: "Guarantees" under Note 15 — Commitments and Contingencies and "Insured Deposit Account Agreement" under Note 21 — Related Party Transactions.

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
Changes in average balances, especially client bank deposit account, margin, credit and mutual fund balances, may significantly impact our results of operations. Changes in interest rates also significantly impact our results of operations. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Fiscal Year Ended September 30,
	2017		2016		2015
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income	$872	23.7%	$842	25.3%	$813	25.0%
Add:
Depreciation and amortization	102	2.8%	92	2.8%	91	2.8%
Amortization of acquired intangible assets	79	2.1%	86	2.6%	90	2.8%
Interest on borrowings	71	1.9%	53	1.6%	43	1.3%
Provision for income taxes	522	14.2%	423	12.7%	475	14.6%
EBITDA	$1,646	44.8%	$1,496	45.0%	$1,512	46.6%
Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016
Our net income increased 4% for fiscal 2017 compared to fiscal 2016, primarily due to an increase in net revenues, partially offset by an increase in operating expenses, a higher effective tax rate during fiscal 2017 and an increase in interest on borrowings due to increases in our average debt outstanding and the average effective interest rate incurred on our debt. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 10% for fiscal 2017 compared to fiscal 2016, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 4% to $1.64 for fiscal 2017 compared to $1.58 for fiscal 2016, primarily due to higher net income. Based on our expectations for net revenues and expenses, which includes an estimated $320 million to $410 million of acquisition-related expenses, we expect diluted earnings per share to range from $1.50 to $2.00 for fiscal year 2018, depending largely on the level of client trading activity, client asset growth and the level of interest rates. Details regarding our fiscal year 2018 expectations for net revenues and expenses are presented later in this discussion.
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
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal 2017, asset-based revenues and transaction-based revenues accounted for 60% and 38% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.
Asset-Based Revenue Metrics
We calculate the return on our bank deposit account balances and our interest-earning assets using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of bank deposit account fees and net interest revenue by average spread-based assets. Spread-based assets consist of client and brokerage-related asset balances, including bank deposit account balances, client margin balances, segregated cash, deposits paid on securities borrowing and other cash and interest-earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

	Fiscal Year			'17 vs. '16 Increase/ (Decrease)	'16 vs. '15 Increase/ (Decrease)
	2017	2016	2015
Average bank deposit account balances	$93,922	$83,706	$75,737	$10,216	$7,969
Average interest-earning assets	25,316	22,652	20,223	2,664	2,429
Average spread-based balances	$119,238	$106,358	$95,960	$12,880	$10,398
Bank deposit account fee revenue	$1,107	$926	$839	$181	$87
Net interest revenue	690	595	622	95	(27)
Spread-based revenue	$1,797	$1,521	$1,461	$276	$60
Average yield — bank deposit account fees	1.16%	1.09%	1.09%	0.07%	0.00%
Average yield — interest-earning assets	2.69%	2.59%	3.03%	0.10%	(0.44)%
Net interest margin (NIM)	1.49%	1.41%	1.50%	0.08%	(0.09)%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Fiscal Year			'17 vs. '16 Increase/ (Decrease)	'16 vs. '15 Increase/ (Decrease)
	2017	2016	2015
Segregated cash	$49	$15	$5	$34	$10
Client margin balances	482	436	443	46	(7)
Securities lending/borrowing, net	139	141	174	(2)	(33)
Other cash and interest-earning investments	22	5	1	17	4
Client credit balances	(2)	(2)	(1)	—	(1)
Net interest revenue	$690	$595	$622	$95	$(27)

	Average Balance Fiscal Year			'17 vs. '16 % Change	'16 vs. '15 % Change
	2017	2016	2015
Segregated cash	$8,282	$7,034	$4,683	18%	50%
Client margin balances	12,542	11,751	12,113	7%	(3)%
Securities borrowing	1,004	932	924	8%	1%
Other cash and interest-earning investments	3,488	2,935	2,503	19%	17%
Interest-earning assets	$25,316	$22,652	$20,223	12%	12%
Client credit balances	$16,182	$14,669	$12,440	10%	18%
Securities lending	2,004	2,084	2,258	(4)%	(8)%
Interest-bearing liabilities	$18,186	$16,753	$14,698	9%	14%

	Average Yield (Cost) Fiscal Year			'17 vs. '16 Net Yield Increase/ (Decrease)	'16 vs. '15 Net Yield Increase/ (Decrease)
	2017	2016	2015
Segregated cash	0.58%	0.21%	0.11%	0.37%	0.10%
Client margin balances	3.79%	3.65%	3.60%	0.14%	0.05%
Other cash and interest-earning investments	0.63%	0.18%	0.04%	0.45%	0.14%
Client credit balances	(0.01)%	(0.01)%	(0.01)%	0.00%	0.00%
Net interest revenue	2.69%	2.59%	3.03%	0.10%	(0.44)%

The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Fiscal Year			'17 vs. '16 Increase/ (Decrease)	'16 vs. '15 Increase/ (Decrease)
	2017	2016	2015
Money market mutual fund	$16	$11	$—	$5	$11
Market fee-based investment balances	407	363	334	44	29
Total investment product fees	$423	$374	$334	$49	$40

	Average Balance Fiscal Year			'17 vs. '16 % Change	'16 vs. '15 % Change
	2017	2016	2015
Money market mutual fund	$3,613	$5,671	$5,620	(36)%	1%
Market fee-based investment balances	181,510	155,063	150,431	17%	3%
Total fee-based investment balances	$185,123	$160,734	$156,051	15%	3%

	Average Yield Fiscal Year			'17 vs. '16 Increase/ (Decrease)	'16 vs. '15 Increase/ (Decrease)
	2017	2016	2015
Money market mutual fund	0.42%	0.19%	0.01%	0.23%	0.18%
Market fee-based investment balances	0.22%	0.23%	0.22%	(0.01)%	0.01%
Total investment product fees	0.23%	0.23%	0.21%	0.00%	0.02%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year			'17 vs. '16 % Change	'16 vs. '15 % Change
	2017	2016	2015
Total trades (in millions)	127.68	116.66	115.85	9%	1%
Average client trades per day	510,710	462,918	461,541	10%	0%
Trading days	250.0	252.0	251.0	(1)%	0%
Average commissions per trade(1)	$8.33	$9.20	$9.50	(9)%	(3)%
Order routing revenue (in millions)	$320	$299	$299	7%	0%

(1)    Effective in September 2017, the average commissions per trade metric was revised to exclude order routing revenue. Prior periods have been updated to conform to the current presentation.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2017	2016	2015
Funded accounts (beginning of year)	6,950,000	6,621,000	6,301,000
Funded accounts (end of year)	11,004,000	6,950,000	6,621,000
Percentage change during year	58%	5%	5%
Client assets (beginning of year, in billions)	$773.8	$667.4	$653.1
Client assets (end of year, in billions)	$1,118.5	$773.8	$667.4
Percentage change during year	45%	16%	2%
Net new assets (in billions)	$80.1	$60.3	$63.0
Net new assets growth rate	10%	9%	10%

Consolidated Statements of Income Data
The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			'17 vs. '16 % Change	'16 vs. '15 % Change
	2017	2016	2015
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,384	$1,372	$1,401	1%	(2)%
Asset-based revenues:
Bank deposit account fees	1,107	926	839	20%	10%
Net interest revenue	690	595	622	16%	(4)%
Investment product fees	423	374	334	13%	12%
Total asset-based revenues	2,220	1,895	1,795	17%	6%
Other revenues	72	60	51	20%	18%
Net revenues	3,676	3,327	3,247	10%	2%
Operating expenses:
Employee compensation and benefits	962	839	807	15%	4%
Clearing and execution costs	149	136	148	10%	(8)%
Communications	131	137	125	(4)%	10%
Occupancy and equipment costs	181	171	163	6%	5%
Depreciation and amortization	102	92	91	11%	1%
Amortization of acquired intangible assets	79	86	90	(8)%	(4)%
Professional services	260	178	159	46%	12%
Advertising	254	260	248	(2)%	5%
Other	92	110	91	(16)%	21%
Total operating expenses	2,210	2,009	1,922	10%	5%
Operating income	1,466	1,318	1,325	11%	(1)%
Other expense (income):
Interest on borrowings	71	53	43	34%	23%
Loss on debt refinancing	1	—	—	N/A	N/A
Gain on sale of investments	—	—	(7)	N/A	(100)%
Other	—	—	1	N/A	(100)%
Total other expense (income)	72	53	37	36%	43%
Pre-tax income	1,394	1,265	1,288	10%	(2)%
Provision for income taxes	522	423	475	23%	(11)%
Net income	$872	$842	$813	4%	4%
Other information:
Effective income tax rate	37.4%	33.4%	36.9%
Average debt outstanding	$2,093	$1,748	$1,564	20%	12%
Effective interest rate incurred on borrowings	3.40%	3.03%	2.73%

Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016
Net Revenues
Commissions and transaction fees increased 1% to $1.38 billion, primarily due to increased client trading activity, partially offset by lower average commissions per trade and the effect of two less trading days during fiscal 2017 compared to fiscal 2016. Total trades increased 9% as average client trades per day increased 10% to 510,710 for fiscal 2017 compared to 462,918 for fiscal 2016. Average commissions per trade decreased to $8.33 from $9.20, primarily due to our reduction in client pricing for online equity and option trades. Effective March 6, 2017, we reduced our online equity and ETF trade commissions from $9.99 to $6.95 per trade and also lowered options pricing to $6.95 per trade (plus $0.75 per contract). We expect average commissions per trade to decrease to between $7.50 and $7.80 per trade during fiscal 2018, reflecting a full-year impact of reduced client pricing for online equity trades. Average commissions per trade is also dependent on the mix of client trading activity and other factors. We expect revenues from commissions and transaction fees to increase to between $1.55 billion to $1.76 billion for fiscal 2018, consisting of commission revenues ranging from $1.21 billion to $1.37 billion and order routing revenue ranging from $345 million to $385 million. The expected increase in commissions and transaction fees is primarily due to the full-year effect of Scottrade's client trading activity, partially offset by an expected decrease in the average commissions per trade as described above.
Asset-based revenues, which consist of bank deposit account fees, net interest revenue and investment product fees, increased 17% to $2.22 billion, primarily due to a 12% increase in average spread-based assets, an increase of 8 basis points in net interest margin to 1.49% and a 17% increase in average market fee-based investment balances. The increase in net interest margin was primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 75 basis points (to between 1.00% and 1.25%) during fiscal 2017, partially offset by the impact of higher average segregated cash and other cash and interest-earning investment balances, which earn a lower net interest spread and a higher Insured Deposit Account ("IDA") management fee on floating rate balances due to the federal funds rate increases. We expect asset-based revenues to increase to between $3.0 billion and $3.39 billion for fiscal 2018, primarily due to growth in average spread-based and fee-based investment balances and increases in the average yields earned on those balances. The expected growth in the average balances reflects the full-year effect of the Scottrade acquisition and our continued organic growth. The low end of the estimated range for asset-based revenues assumes a 25 basis point increase in the federal funds rate towards the end of fiscal 2018 and a flattening of interest rates across the swap curve. The high end of the estimated range for asset-based revenues assumes multiple increases in the federal funds rate and in interest rates across the swap curve for fiscal 2018.
Bank deposit account fees increased 20% to $1.11 billion, primarily due to a 12% increase in average client bank deposit account balances and an increase of 7 basis points in the average yield earned on those balances. The growth in the average bank deposit account balances is primarily due to our success in attracting net new client assets. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the fiscal 2017 federal funds rate increases and investments within the IDA portfolio, including maturities of investments and new balance growth, being invested at higher rates. The increase in the average yield was partially offset by a higher IDA management fee on floating rate balances due to the federal funds rate increases and higher interest rates paid to clients. We expect bank deposit account fees to increase to between $1.52 billion and $1.65 billion for fiscal 2018, as we expect growth in the average bank deposit account balances and an increase in the average yield earned on those balances. The expected growth in the average bank deposit account balances reflects the full-year effect of the Scottrade acquisition and our continued organic growth. We expect the average yield earned on bank deposit account assets will increase to between 1.25% and 1.30%, primarily due to the full-year effect of the fiscal 2017 federal funds rate increases and the anticipated federal funds rate increases during fiscal 2018, along with balance growth and maturities of investments within the bank deposit account portfolio being invested at higher rates. For more information about the IDA agreement, see Note 21 — Related Party Transactions under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
Net interest revenue increased 16% to $690 million, primarily due to increases in the average yields earned on segregated cash, client margin balances and other cash and interest-earning investment balances as a result of the federal funds rate increases during fiscal 2017 and a 7% increase in average client margin balances. The average yield earned on interest-earning assets increased 10 basis points to 2.69% primarily due to the benefits realized from the federal funds rate increases during fiscal 2017. We expect net interest revenue to increase to between $990 million to $1.19 billion for fiscal 2018, primarily due to the expected growth in average interest-earning balances and the expected increases in the average yields earned on those balances. The expected growth in the average interest-earning balances reflects the full-year effect of the Scottrade acquisition and the expected increases in the average yields reflect the full-year effect of the fiscal 2017 federal funds rate increases and the anticipated federal funds rate increases during fiscal 2018. Net interest revenue is dependent on the extent of balance growth, the demand for stock lending and the interest rate environment.
Investment product fees increased 13% to $423 million, primarily due to a 17% increase in average market fee-based investment balances and an increase of 23 basis points in the average yield earned on money market mutual fund balances. These increases were partially offset by a decrease of 1 basis point in the average yield earned on market fee-based investment balances and a 36% decrease in the average money market mutual fund balances. We expect investment product fees to increase to between $490 million and $550 million for fiscal 2018, primarily due to the expected growth in average fee-based investment balances, reflecting the full-year effect of the Scottrade acquisition and our continued organic growth.
Other revenues increased 20% to $72 million, primarily due to increased fees related to proxy and platform services. We expect other revenues to increase to between $90 million and $100 million for fiscal 2018, primarily due to the full-year effect of the Scottrade acquisition.
Operating Expenses
Total operating expenses, which includes $88 million of acquisition-related expenses, increased 10% to $2.21 billion during fiscal 2017. We expect total operating expenses to increase to between $3.21 billion to $3.34 billion for fiscal 2018, reflecting a full year of Scottrade expenses, partially offset by expected cost synergies, ranging from $175 million to $225 million, related to the integration of Scottrade. We also expect to incur acquisition-related costs ranging from $320 million to $410 million, which are included in our range of expected total operating expenses for fiscal 2018.
Employee compensation and benefits expense increased 15% to $962 million, primarily due to an increase in average headcount related to our strategic growth initiatives and the Scottrade acquisition in September 2017, approximately $35 million of severance costs related to the Scottrade integration and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 6,661 for fiscal 2017 compared to 5,858 for fiscal 2016.
Clearing and execution costs increased 10% to $149 million, primarily due to higher client trading volumes and the impact of a $5 million benefit from a retroactive fee decrease from a clearinghouse during the prior year.
Communications expense decreased 4% to $131 million, primarily due to decreased costs for quotes and market information.
Occupancy and equipment costs increased 6% to $181 million, primarily due to increased software licensing and facilities expenses.
Depreciation and amortization increased 11% to $102 million, primarily due to recent technology infrastructure upgrades and depreciation of assets recorded in the Scottrade acquisition.
Amortization of acquired intangible assets decreased 8% to $79 million, primarily due to certain acquired intangible assets becoming fully amortized during the prior year, partially offset by amortization of intangible assets recorded in the Scottrade acquisition.
Professional services expense increased 46% to $260 million, primarily due to approximately $50 million of costs for legal, accounting, consulting and contract services in connection with the Scottrade acquisition and higher usage of consulting and contract services related to other operational and technology-related initiatives.
Advertising expense decreased 2% to $254 million, primarily due to additional spending during the prior year in connection with our sponsorship of the Summer Olympics. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We expect advertising to increase to between $260 million and $280 million for fiscal 2018.

Other operating expenses decreased 16% to $92 million, primarily due to $11 million of service contract termination costs incurred during the prior year and lower losses on the disposal of property during fiscal 2017.
Other Expense and Income Taxes
Interest on borrowings increased 34% to $71 million, primarily due to a 20% increase in average debt outstanding and an increase of 37 basis points in the average effective interest rate incurred on our debt. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration paid in connection with the Scottrade acquisition. Other expense is expected to increase to between $75 million and $85 million for fiscal 2018, primarily due to the full-year effect of interest expense related to the issuance of the 2027 Senior Notes.
Our effective income tax rate was 37.4% for fiscal 2017, compared to 33.4% for fiscal 2016. The effective tax rate for fiscal 2017 included $8 million of net favorable resolutions of state income tax matters and $4 million of favorable tax benefits for federal incentives. These items had a net favorable impact on our earnings for fiscal 2017 of approximately two cents per share. The effective tax rate for fiscal 2016 was impacted by $39 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a state court decision. The effective income tax rate was also impacted by an $18 million favorable tax benefit claimed during fiscal year 2016 for federal deductions and tax credits related to calendar tax year 2012 through September 30, 2016 and $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on our earnings of approximately twelve cents per share. We expect our effective income tax rate to range from 37% to 38% for fiscal 2018, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in future quarterly effective tax rates from the adoption of the new accounting standard for share-based compensation.
Fiscal Year Ended September 30, 2016 Compared to Fiscal Year Ended September 30, 2015
Net Revenues
Commissions and transaction fees decreased 2% to $1.37 billion, primarily due to lower average commissions per trade, slightly offset by increased client trading activity. Average commissions per trade decreased to $9.20 from $9.50, primarily due to lower average contracts per trade on option and futures trades and a slightly higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry. Total trades increased 1% as average client trades per day increased slightly to 462,918 for fiscal 2016 compared to 461,541 for fiscal 2015, and there was one more trading day during fiscal 2016 compared to fiscal 2015.
Asset-based revenues increased 6% to $1.90 billion primarily due to an 11% increase in average spread-based assets, an increase of 2 basis points in the average yield earned on total fee-based investment balances and the deferral of $10 million of revenue during fiscal 2015 related to a Selective Portfolios® fee rebate offer, as described below. These increases were partially offset by a decrease of 9 basis points in net interest margin to 1.41%, as the benefit realized on the December 2015 federal funds rate increase was more than offset by a decrease in net interest revenue from our securities borrowing/lending program and the impact of lower average client margin balances, which earn a larger net interest spread, as well as higher average cash balances, which earn a lower net interest spread. On December 16, 2015, the Federal Open Market Committee increased the target range for the federal funds rate by 0.25% to between 0.25% and 0.50%.
Bank deposit account fees increased 10% to $926 million, primarily due to an 11% increase in average client bank deposit account balances. The average yield earned on the bank deposit account assets was unchanged at 1.09% for fiscal year 2016, as the benefit realized on the December 2015 federal funds rate increase was partially offset by an increase in the IDA servicing fee due to more balances being kept in floating-rate investments and due to a $5 million FDIC surcharge during the fourth quarter of fiscal 2016. On March 15, 2016, the FDIC announced its final rule to increase the deposit insurance fund to a statutorily required minimum level by imposing a surcharge on quarterly assessments.

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
Investment product fees increased 12% to $374 million, primarily due to an increase of 2 basis points in the average yield earned on total fee-based investment balances, which includes the impact of the December 2015 federal funds rate increase, a 3% increase in average market fee-based investment balances and a $10 million revenue deferral during the prior year related to a Selective Portfolios® fee rebate offer. For client assets subject to the Selective Portfolios® fee rebate offer, if the model portfolio in which the client is invested experiences two consecutive quarters of negative performance (before advisory fees), the Company will refund the advisory fees for both quarters to the client. Several of the portfolios experienced negative performance for the last two quarters of fiscal 2015, therefore recognition of the revenue for the related advisory fees was deferred. Approximately $7 million of the deferred advisory fee revenue during fiscal 2015 represented rebate obligations that were paid during early fiscal 2016. The Selective Portfolios® fee rebate offer concluded on October 5, 2016, therefore the quarter ending September 30, 2017 will be the last period subject to the rebate offer.
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
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal 2017 were financed primarily from our subsidiaries' earnings and cash on hand. In addition, on September 15, 2017, we entered into a repurchase agreement (securities sold under agreements to repurchase) to finance our short-term liquidity and capital needs. Under the repurchase agreement we received cash of $97 million from the counterparty and provided U.S. Treasury securities as collateral. The repurchase agreement matures on December 15, 2017. We plan to finance our ordinary capital and liquidity needs in fiscal 2018 primarily from our subsidiaries' earnings, cash on hand and short-term borrowings.
We completed the acquisition of Scottrade on September 18, 2017 and funded the transaction with new common equity, debt financing, including the issuance of $800 million aggregate principal amount of unsecured 3.300% Senior Notes due April 1, 2027, and cash on hand. For further information about the Scottrade acquisition and debt financing, see Note 2 — Business Acquisition and Note 10 — Long-term Debt and Other Borrowings under Item 8, Financial Statements and Supplementary Information — Notes to Consolidated Financial Statements.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity for operational contingencies. Liquidity for operational contingencies could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $723 million and uncommitted facilities of $900 million were available to the Parent's primary broker-dealer and FCM/FDM subsidiaries as of September 30, 2017. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
Dividends from our subsidiaries are an important source of liquidity for the Parent. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA") and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the Parent.
Broker-dealer and Futures Commission Merchant/Forex Dealer Member Subsidiaries
Our broker-dealer and FCM/FDM subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For our clearing broker-dealer subsidiaries, the minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on the broker-dealers' "aggregate debits," which primarily consist of client margin balances at the clearing broker-dealers. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The Parent may make cash capital contributions to our broker-dealer and FCM/FDM subsidiaries, if necessary, to meet minimum net capital requirements.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of September 30, 2017 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,595	$849	$746
TD Ameritrade, Inc.	$155	$0.3	$155
Scottrade, Inc.	$348	$174	$174

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$77	$25	$52
Our clearing broker-dealer subsidiaries, TD Ameritrade Clearing, Inc. ("TDAC") and Scottrade, Inc. ("STI"), engage in activities such as settling client securities transactions with clearinghouses, extending credit to clients through margin lending, securities lending and borrowing transactions and processing client cash sweep transactions to and from bank deposit accounts and money market mutual funds. These types of broker-dealer activities require active daily liquidity management.
Most of our clearing broker-dealer subsidiaries' assets are readily convertible to cash, consisting primarily of cash and investments segregated for the exclusive benefit of clients, receivables from clients and receivables from brokers, dealers and clearing organizations. Cash and investments segregated for the exclusive benefit of clients may be held in cash, reverse repurchase agreements (collateralized by U.S. Treasury securities), U.S. Treasury securities, U.S. government agency mortgage-backed securities and other qualified securities. Receivables from clients consist of margin loans, which are demand loan obligations secured by readily marketable securities. Receivables from brokers, dealers and clearing organizations primarily arise from current open transactions, which usually settle or can be settled within a few business days.
Our clearing broker-dealer subsidiaries are subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity.
The following table sets forth our clearing broker-dealer subsidiaries' cash and investments deposited with clearing organizations for the clearing of client equity and option trades (dollars in millions):

	September 30,
	2017	2016
TD Ameritrade Clearing, Inc.	476	$335
Scottrade, Inc.	73	N/A
Liquidity needs for our clearing broker-dealer subsidiaries relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and lending of client margin securities. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act.

Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	September 30,
	2017	2016
TD Ameritrade Clearing, Inc.	18.5	$18.7
Scottrade, Inc.	6.2	N/A
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 are summarized in the following table (dollars in billions):

	September 30,
	2017	2016
TD Ameritrade Clearing, Inc.	6.4	$8.4
Scottrade, Inc.	3.7	N/A
For general liquidity needs, TDAC currently maintains a senior unsecured revolving credit facility in an aggregate principal amount of $600 million. This facility is described under Long-term Debt and Other Borrowings – TD Ameritrade Clearing, Inc. Credit Agreement later in this section.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the Parent. The Parent's intercompany credit agreements with TDAC and STI provide for committed revolving loan facilities of $400 million and $300 million, respectively, and an uncommitted revolving loan facility of $300 million for both TDAC and STI. The intercompany credit agreements are described under Long-Term Debt and Other Borrowings – Intercompany Credit Agreements later in this section.
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
We define liquid assets available for corporate investing and financing activities as the sum of (a) excess corporate cash and cash equivalents and investments, less securities sold under agreements to repurchase, and (b) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Excess corporate cash and cash equivalents and investments includes cash and cash equivalents from our investment advisory subsidiaries and excludes (i) amounts being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM/FDM subsidiaries under intercompany credit agreements, (ii) amounts maintained for corporate working capital and (iii) amounts held as collateral for derivative contracts. Liquid assets available for corporate investing and financing activities is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. During fiscal 2017, the liquid assets available for corporate investing and financing activities metric was revised to reflect changes in how we manage liquidity. The prior period has been updated to conform to the current presentation.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

		September 30,		Change
		2017	2016
Cash and cash equivalents - GAAP		$1,472	$1,855	$(383)
Less:	Non-corporate cash and cash equivalents	(1,174)	(1,363)	189
Corporate cash and cash equivalents		298	492	(194)
Corporate investments		714	757	(43)
Less:	Corporate liquidity maintained for operational contingencies	(723)	(773)	50
	Amounts maintained for corporate working capital	(87)	(87)	—
	Amounts held as collateral for derivative contracts	(40)	(93)	53
	Excess corporate cash and cash equivalents and investments	162	296	(134)
Excess regulatory net capital over management targets		46	357	(311)
Liquid assets available for corporate investing and financing activities - non-GAAP		$208	$653	$(445)
The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2016		$653
Plus:	EBITDA(1)	1,646
	Proceeds from issuance of long-term debt	798
	Proceeds from issuance of common stock	400
	Other changes in working capital and regulatory net capital	104
	Decrease in corporate liquidity maintained for operational contingencies	50
	Proceeds from exercise of stock options	23
	Change in net capital related to daily futures client cash sweep	11
Less:	Corporate cash paid in acquisition of Scottrade, net of corporate cash and cash equivalents acquired(2)	(1,625)
	Income taxes paid	(483)
	Principal payments on long-term debt	(385)
	Payment of cash dividends	(379)
	Additional net capital requirement due to increase in aggregate debits	(260)
	Purchase of property and equipment	(197)
	Interest paid	(59)
	Payment of prepayment premium on long-term debt	(54)
	Purchase of treasury stock for income tax withholding on stock-based compensation	(27)
	Payment of debt issuance costs	(8)
Liquid assets available for corporate investing and financing activities as of September 30, 2017		$208

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.

(2)	Excludes approximately $337 million of non-corporate cash and cash equivalents acquired in the acquisition of Scottrade.

Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 10 — Long-term Debt and Other Borrowings under Item 8, Financial Statements and Supplementary Information — Notes to Consolidated Financial Statements.
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
During fiscal 2017, we issued the 2027 Notes and utilized the proceeds to fund a portion of the cash consideration for the acquisition of Scottrade.
Fair Value Hedging — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a portion of this exposure, we entered into fixed-for-variable interest rate swaps on the 2019 Notes, 2025 Notes and 2027 Notes. Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes, 2025 Notes and 2027 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 1.1022% for the swap on the 2025 Notes and (c) 1.0340% for the swaps on the 2027 Notes. As of September 30, 2017, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes, 2025 Notes and 2027 Notes was 2.68%.
On October 5, 2017, we entered into fixed-for-variable interest rate swaps on the 2022 Notes for a notional amount of $750 million, with maturity dates matching the maturity date of the 2022 Notes. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rate applicable to the 2022 Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus 0.9486%.
TD Ameritrade Holding Corporation Credit Agreement — On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The Parent Revolving Facility replaced the Parent's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2017.
TD Ameritrade Clearing, Inc. Credit Agreement — On April 21, 2017, TDAC entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The TDAC Revolving Facility replaced TDAC's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the TDAC Revolving Facility is April 21, 2022. There were no borrowings outstanding under the TDAC Revolving Facility as of September 30, 2017.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — On September 15, 2017, we entered into a repurchase agreement to finance our short-term liquidity and capital needs. The maturity date of the repurchase agreement is December 15, 2017. Under the repurchase agreement, we received cash of $97 million from the counterparty and provided U.S. Treasury securities as collateral. The applicable interest rate under the repurchase agreement is calculated based on one-month LIBOR, plus an interest rate margin of two basis points. As of September 30, 2017, the effective interest rate was 1.25%. We will repurchase the collateral on December 15, 2017 for $97 million, plus accrued interest.
Intercompany Credit Agreements — The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit as summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$400	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$22.5	N/A	August 11, 2021
Scottrade, Inc.	$300	$300	March 1, 2022

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2017.
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
On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During fiscal 2016, we repurchased approximately 4 million shares under this authorization at a weighted average purchase price of $29.37 per share. As of September 30, 2017, we had approximately 26 million shares remaining under the November 20, 2015 stock repurchase authorization. We have suspended further repurchases under our current stock repurchase authorization until after the completion of the Scottrade integration, at which time, the program will be reviewed.
Cash Dividends
We declared $0.18 per share, $0.17 per share and $0.15 per share quarterly cash dividends on our common stock during each quarter of fiscal years 2017, 2016 and 2015, respectively. We paid $379 million, $362 million and $326 million to fund the dividends for fiscal years 2017, 2016 and 2015, respectively.
We declared a $0.21 per share quarterly cash dividend on our common stock for the first quarter of fiscal 2018. We expect to pay approximately $119 million on November 21, 2017 to fund the quarterly cash dividend.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: "General Contingencies" and "Guarantees" under Note 15 — Commitments and Contingencies and "Insured Deposit Account Agreement" under Note 21 — Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (30% of our net revenues for the fiscal year ended September 30, 2017) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2017 (dollars in millions):

	Total	Payments Due by Period (Fiscal Years):
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations		2018	2019-20	2021-22	After 2022
Long-term debt obligations(1)	$3,003	$74	$638	$858	$1,433
Securities sold under agreements to repurchase	98	98	—	—	—
Operating lease obligations (2)	415	90	132	72	121
Purchase obligations(3)	439	206	78	46	109
Employee severance and involuntary termination costs(4)	134	132	2	—	—
Income taxes payable(5)	136	136	—	—	—
Total	$4,225	$736	$850	$976	$1,663

(1)
Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps and the revolving credit facilities. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)
Includes obligations related to contracts assumed in the acquisition of Scottrade. We plan to consolidate certain facilities as a result of the acquisition. The consolidation of facilities may result in the acceleration of future obligations into fiscal 2018, which is expected to range between approximately $20 million to $25 million.

(3)
Purchase obligations primarily relate to agreements for goods and services such as professional services, building construction costs, property and equipment, software, telecommunications, market information, advertising and marketing. Purchase obligations also includes obligations for contracts assumed in the acquisition of Scottrade. We plan to consolidate certain functions as a result of the acquisition. The consolidation of certain functions may result in the acceleration of future obligations into fiscal 2018, which is expected to range between approximately $140 million to $145 million. This estimated range includes expected discounts we may receive upon early termination of the contracts. No early termination discounts are included within purchase obligation in the table above.

(4)	Represents exit and involuntary termination costs incurred in connection with the planned consolidation of certain functions and facilities following the Scottrade acquisition.

(5)
A significant portion of our income taxes payable as of September 30, 2017 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

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
Interest Rate Risk
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our bank deposit account arrangements and on money market mutual funds, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of September 30, 2017, our consolidated duration was 1.9 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
We use net interest simulation modeling techniques to evaluate the effect that changes in interest rates might have on pre-tax income. Our model includes all interest-sensitive assets and liabilities of the Company and interest-sensitive assets and liabilities associated with bank deposit account arrangements. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely predict the impact that changes in interest rates will have on pre-tax income. Actual results may differ from simulated results due to differences in timing and frequency of rate changes, changes in market conditions and changes in management strategy that lead to changes in the mix of interest-sensitive assets and liabilities.
The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2017 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $100 million to $220 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $280 million to $300 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels despite the increase in the federal funds target range by 75 basis points (to between 1.00% and 1.25%) as directed by the Federal Open Market Committee during fiscal 2017.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Ameritrade Holding Corporation at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TD Ameritrade Holding Corporation's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
November 17, 2017

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 and 2016

	2017	2016
	(In millions)
ASSETS
Cash and cash equivalents	$1,472	$1,855
Cash and investments segregated and on deposit for regulatory purposes	10,446	8,729
Receivable from brokers, dealers and clearing organizations	1,334	1,190
Receivable from clients, net	17,151	11,941
Receivable from affiliates	137	106
Other receivables, net	174	160
Securities owned, at fair value	503	331
Investments available-for-sale, at fair value (including $99 million of securities pledged as collateral for repurchase agreements at September 30, 2017)	746	757
Property and equipment at cost, net	752	526
Goodwill	4,213	2,467
Acquired intangible assets, net	1,470	575
Other assets	229	181
Total assets	$38,627	$28,818
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,504	$2,040
Payable to clients	25,107	19,055
Accounts payable and other liabilities	815	565
Payable to affiliates	109	9
Securities sold under agreements to repurchase	97	—
Long-term debt	2,555	1,817
Deferred income taxes	193	281
Total liabilities	31,380	23,767
Stockholders' equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 2017 — 670 million shares issued and 567 million shares outstanding; 2016 — 631 million shares issued and 526 million shares outstanding	7	6
Additional paid-in capital	3,369	1,670
Retained earnings	6,011	5,518
Treasury stock, common, at cost: 2017 — 103 million shares; 2016 — 105 million shares	(2,116)	(2,121)
Deferred compensation	1	—
Accumulated other comprehensive loss	(25)	(22)
Total stockholders' equity	7,247	5,051
Total liabilities and stockholders' equity	$38,627	$28,818
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,384	$1,372	$1,401
Asset-based revenues:
Bank deposit account fees	1,107	926	839
Net interest revenue	690	595	622
Investment product fees	423	374	334
Total asset-based revenues	2,220	1,895	1,795
Other revenues	72	60	51
Net revenues	3,676	3,327	3,247
Operating expenses:
Employee compensation and benefits	962	839	807
Clearing and execution costs	149	136	148
Communications	131	137	125
Occupancy and equipment costs	181	171	163
Depreciation and amortization	102	92	91
Amortization of acquired intangible assets	79	86	90
Professional services	260	178	159
Advertising	254	260	248
Other	92	110	91
Total operating expenses	2,210	2,009	1,922
Operating income	1,466	1,318	1,325
Other expense (income):
Interest on borrowings	71	53	43
Loss on debt refinancing	1	—	—
Gain on sale of investments	—	—	(7)
Other	—	—	1
Total other expense (income)	72	53	37
Pre-tax income	1,394	1,265	1,288
Provision for income taxes	522	423	475
Net income	$872	$842	$813
Earnings per share — basic	$1.65	$1.59	$1.50
Earnings per share — diluted	$1.64	$1.58	$1.49
Weighted average shares outstanding — basic	529	531	543
Weighted average shares outstanding — diluted	531	534	547
Dividends declared per share	$0.72	$0.68	$0.60
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
	(In millions)
Net income	$872	$842	$813
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized loss	(9)	—	—
Cash flow hedging instruments:
Net unrealized loss	—	—	(15)
Reclassification adjustment for portion of realized loss amortized to net income	4	5	4
Total other comprehensive income (loss), before tax	(5)	5	(11)
Income tax effect	2	(2)	4
Total other comprehensive income (loss), net of tax	(3)	3	(7)
Comprehensive income	$869	$845	$806
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended September 30, 2017, 2016 and 2015

	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In millions)
Balance, September 30, 2014	545	$4,748	$6	$1,618	$4,551	$(1,409)	$—	$(18)
Net income	—	813	—	—	813	—	—	—
Other comprehensive loss, net of tax	—	(7)	—	—	—	—	—	(7)
Payment of cash dividends	—	(326)	—	—	(326)	—	—	—
Repurchases of common stock	(11)	(364)	—	—	—	(364)	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(23)	—	—	—	(23)	—	—
Common stock issued for stock-based compensation, including tax effects	3	26	—	(5)	—	31	—	—
Stock-based compensation expense	—	36	—	36	—	—	—	—
Balance, September 30, 2015	537	4,903	6	1,649	5,038	(1,765)	—	(25)
Net income	—	842	—	—	842	—	—	—
Other comprehensive income, net of tax	—	3	—	—	—	—	—	3
Payment of cash dividends	—	(362)	—	—	(362)	—	—	—
Repurchases of common stock	(12)	(352)	—	—	—	(352)	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	(1)	(30)	—	—	—	(30)	—	—
Common stock issued for stock-based compensation, including tax effects	2	13	—	(13)	—	26	—	—
Stock-based compensation expense	—	34	—	34	—	—	—	—
Balance, September 30, 2016	526	5,051	6	1,670	5,518	(2,121)	—	(22)
Net income	—	872	—	—	872	—	—	—
Other comprehensive loss, net of tax	—	(3)	—	—	—	—	—	(3)
Payment of cash dividends	—	(379)	—	—	(379)	—	—	—
Issuance of common stock	11	400	—	400	—	—	—	—
Acquisition of Scottrade Financial Services, Inc.	28	1,262	1	1,261	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	(1)	(27)	—	—	—	(27)	—	—
Common stock issued for stock-based compensation, including tax effects	3	34	—	2	—	32	—	—
Deferred compensation	—	1	—	—	—	—	1	—
Stock-based compensation expense	—	36	—	36	—	—	—	—
Balance, September 30, 2017	567	$7,247	$7	$3,369	$6,011	$(2,116)	$1	$(25)
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
	(In millions)
Cash flows from operating activities:
Net income	$872	$842	$813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	92	91
Amortization of acquired intangible assets	79	86	90
Deferred income taxes	(11)	(8)	(23)
Loss on debt refinancing	1	—	—
Gain on sale of investments	—	—	(7)
Stock-based compensation	36	34	36
Excess tax benefits on stock-based compensation	(12)	(16)	(12)
Other, net	11	16	7
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	1,818	(2,424)	(1,189)
Receivable from brokers, dealers and clearing organizations	23	(328)	246
Receivable from clients, net	(2,073)	829	(1,131)
Receivable from/payable to affiliates, net	(5)	(11)	6
Other receivables, net	41	(16)	3
Securities owned, at fair value	(135)	94	(92)
Other assets	(5)	(17)	45
Payable to brokers, dealers and clearing organizations	110	(667)	286
Payable to clients	(196)	3,020	1,538
Accounts payable and other liabilities	31	(58)	39
Net cash provided by operating activities	687	1,468	746
Cash flows from investing activities:
Purchase of property and equipment	(197)	(105)	(71)
Cash paid in business acquisition, net of cash and cash equivalents acquired	(1,288)	—	—
Purchase of short-term investments	(66)	(605)	(506)
Proceeds from sale and maturity of short-term investments	4	604	504
Purchase of investments available-for-sale, at fair value	—	(757)	—
Proceeds from sale of investments	—	—	10
Other, net	—	—	3
Net cash used in investing activities	(1,547)	(863)	(60)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	798	—	1,248
Payment of debt issuance costs	(8)	—	(11)
Principal payments on long-term debt	(385)	—	(569)
Payment of prepayment premium on long-term debt	(54)	—	—
Proceeds from securities sold under agreements to repurchase	97	—	—
Principal payments on notes payable	—	—	(150)
Payment of cash dividends	(379)	(362)	(326)
Proceeds from issuance of common stock	400	—	—
Proceeds from exercise of stock options	23	—	15
Purchase of treasury stock	—	(352)	(364)
Purchase of treasury stock for income tax withholding on stock-based compensation	(27)	(30)	(23)
Excess tax benefits on stock-based compensation	12	16	12
Net cash provided by (used in) financing activities	477	(728)	(168)
Net increase (decrease) in cash and cash equivalents	(383)	(123)	518
Cash and cash equivalents at beginning of year	1,855	1,978	1,460
Cash and cash equivalents at end of year	$1,472	$1,855	$1,978
Supplemental cash flow information:
Interest paid	$59	$54	$30
Income taxes paid	$483	$519	$498
Noncash investing activities:
Issuance of common stock in acquisition	$1,261	$—	$—
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2017, 2016 and 2015

1. Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation — The consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent"), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries; futures and foreign exchange trade execution services through its futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary; and trustee, custodial and other trust-related services to retirement plans and other custodial accounts through its state-chartered trust company subsidiary. The Company also provides cash sweep and deposit account products through third-party relationships, including relationships with affiliates.
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
Cash and Investments Segregated and on Deposit for Regulatory Purposes — Cash and investments segregated and on deposit for regulatory purposes consists primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and other regulations. Funds can be held in cash, reverse repurchase agreements, U.S. Treasury securities, U.S. government agency mortgage-backed securities and other qualified securities. Reverse repurchase agreements (securities purchased under agreements to resell) are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company's reverse repurchase agreements are collateralized by U.S. Treasury securities and generally have a maturity of seven days. Cash and investments segregated and on deposit for regulatory purposes also includes amounts that have been segregated or secured for the benefit of futures clients according to the regulations of the CFTC governing futures commission merchants.
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
Investments Available-for-sale — Investments available-for-sale are carried at fair value and unrealized gains and losses, net of deferred income taxes, are reflected as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Realized gains and losses on investments available-for-sale are determined on the specific identification method and are reflected on the Consolidated Statements of Income. As of September 30, 2017, investments available-for-sale consists of U.S. government debt securities with contractual maturities between one and five years. There were no material unrealized gains or losses on investments available-for-sale as of September 30, 2017 and 2016.
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
Amortization of Acquired Intangible Assets — Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from seven months to 23 years. The acquired intangible asset associated with a trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.
Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. The Company also evaluates the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization. Long-lived assets classified as "held for sale" are reported at the lesser of carrying amount or fair value less cost to sell. As of September 30, 2017, the Company had $5.0 million of assets classified as held for sale, which are included in other assets on the Consolidated Balance Sheets.  There were no assets classified as held for sale as of September 30, 2016.

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
Securities Sold Under Agreements to Repurchase — Transactions involving sales of securities under agreements to repurchase (repurchase agreements) are treated as collateralized financing transactions. Under repurchase agreements, the Company receives cash from counterparties and provides U.S. Treasury securities as collateral. These agreements are carried at amounts at which the securities will subsequently be repurchased, plus accrued interest, and the interest expense incurred by the Company is recorded as interest on borrowings on the Consolidated Statements of Income. See "General Contingencies" in Note 15 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
Deferred Compensation — Company common stock held in a rabbi trust pursuant to a Company deferred compensation plan is recorded at the fair value of the stock at the time it is transferred to the rabbi trust and is classified as treasury stock. The corresponding deferred compensation liability is recorded as a component of stockholders' equity on the Consolidated Balance Sheets.
Transaction-based Revenues — Client trades are recorded on a settlement-date basis with such trades generally settling within one to two business days after the trade date. Revenues and expenses related to client trades, including order routing revenue (also referred to as payment for order flow) and revenues from markups on riskless principal trades in fixed-income securities, are recorded on a trade-date basis. Revenues related to client trades are recorded net of promotional allowances. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.
Bank Deposit Account Fees — Bank deposit account fees includes revenues from the Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the weighted

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums. The IDA agreement is described further in Note 21. In addition, bank deposit account fees includes revenues resulting from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept to FDIC-insured accounts at third-party financial institutions participating in the program.
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
Derivatives and Hedging Activities — The Company occasionally utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently on the Consolidated Statements of Income. Cash flows from derivative instruments accounted for as fair value hedges or cash flow hedges are classified in the same category on the Consolidated Statements of Cash Flows as the cash flows from the items being hedged. For additional information on the Company's fair value and cash flow hedging instruments, see Note 10.
Earnings Per Share — Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when such assumed exercise or conversion would have an antidilutive effect on EPS. The difference between the numerator and denominator used in the Company's computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation. There were no material antidilutive awards for fiscal years 2017 and 2015. The Company excluded from the calculation of diluted earnings per share 0.4 million shares underlying the stock-based compensation awards for fiscal year 2016 because their inclusion would have been antidilutive.
Recently Adopted Accounting Pronouncements
ASU 2017-03 - In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-03, Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The applicable SEC Staff announcement applies to the following recently issued accounting standards that have not yet been adopted by the Company: Revenue from Contracts with Customers (ASU 2014-09); Leases (ASU 2016-02); Measurement of Credit Losses on Financial Instruments (ASU 2016-13); and any subsequent amendments to the aforementioned ASUs. Based on the views of the SEC staff, the amendments in ASU 2017-03 require entities to consider providing additional qualitative financial statement disclosures when the financial statement impact of adopting the three new ASUs mentioned above is not known or cannot be reasonably estimated. Such qualitative disclosures should include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the entity's current

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting policies. In addition, an entity should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. Since this update is intended to add disclosures related to certain ASUs, the adoption of ASU 2017-03 did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU 2017-12 - In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will amend the guidance in Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and to the presentation of hedge results. In addition, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections under ASU 2017-12 should be applied to hedging relationships existing on the date of adoption, with the effect of the adoption reflected as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. ASU 2017-12 will be effective for the Company's fiscal year beginning on October 1, 2019. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
ASU 2017-04 - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which is intended to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. When measuring the goodwill impairment loss, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered, if applicable. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative test is necessary. ASU 2017-04 should be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 will be effective for the Company's fiscal year beginning October 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
ASU 2016-18 - In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU will amend the guidance in ASC Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU will require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity will also be required to disclose information regarding the nature of the restrictions. ASU 2016-18 requires retrospective application and is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. ASU 2016-18 will be effective for the Company's fiscal year beginning October 1, 2018. The adoption of ASU 2016-18 will change the manner in which restricted cash and restricted cash equivalents are presented in the Company's consolidated financial statements.
ASU 2016-16 - In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU will amend the guidance in ASC Topic 740, Income Taxes. The amendments in this ASU are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the asset is sold to a third party. ASU 2016-16 requires modified retrospective adoption and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2016-16 will be effective for the Company's fiscal year beginning October 1, 2018. The Company does not expect this ASU to have an impact on its consolidated financial statements.
ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. Therefore, ASU 2016-13 will be effective for the Company's fiscal year beginning on October 1, 2020, using a modified retrospective approach. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
ASU 2016-09 - In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (2) tax effects of exercised or vested awards should be treated as discrete items in the period in which they occur; (3) excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period; (4) excess tax benefits should be classified along with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively, retrospectively or using a modified retrospective transition method. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Therefore, ASU 2016-09 will be effective for the Company's fiscal year beginning October 1, 2017. The Company expects the adoption of this ASU may create some volatility in its quarterly and annual effective income tax rate related to the excess tax benefits and tax deficiencies being recognized as income tax expense or benefit in the Consolidated Statements of Income. The amount of excess tax benefits and tax deficiencies recognized will depend on the volume of equity compensation during a particular period and on the market price of the Company's common stock at the date the equity awards either vest or are exercised. A large portion of the impact from the adoption of ASU 2016-09 will likely occur during the first quarter of each fiscal year due to the Company's historic practice of granting the majority of equity compensation in that period.
ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in ASC Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee will be required to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference from the previous guidance is that lease assets and liabilities arising from operating leases will be recognized in the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will require an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Therefore, ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently assessing the impact of this ASU, but does not expect the standard to have a material impact on its net income.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of ASU 2016-02, the Company expects to recognize right-of-use assets and lease liabilities for its operating leases, with initial measurement as defined by the ASU, in its Consolidated Balance Sheets.
ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments by using one of the following two methods: (1) retrospective application to each prior reporting period presented or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Subsequent to issuing ASU 2014-09, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2014-09. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2014-09.
The Company plans to adopt the revenue recognition standard as of October 1, 2018. The guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, the Company does not expect the adoption of this standard to impact net interest revenue. While the Company has not yet identified any material changes in the timing of revenue recognition, its review is ongoing. The Company has not selected a transition method and continues to evaluate the potential impacts that these revenue recognition standards may have on its consolidated financial statements, including the incremental costs of obtaining contracts, gross versus net reporting, and additional disclosure requirements.
2. Business Acquisition
On September 18, 2017, the Company completed its previously announced acquisition of Scottrade Financial Services, Inc. ("Scottrade"), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated October 24, 2016 (the "Merger Agreement"), among the Company, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (the "Riney Stockholder"), and Alto Acquisition Corp. (the "Merger Subsidiary"), a wholly-owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Merger Subsidiary merged with and into Scottrade (the "Acquisition"), with Scottrade surviving as a wholly-owned subsidiary of the Company. Founded in 1980, Scottrade provides securities brokerage and investment services to retail investors, traders and independent registered investment advisors through its online platform as well as through nearly 500 branch locations. The Company's board of directors considered various factors in approving the Acquisition, including significant synergy opportunities identified by the Company's management, adding significant scale to the Company's retail business with the addition of approximately three million funded client accounts, extending the Company's leadership in trading, and expanding the size of the Company's branch network.
Immediately prior to the closing of the Acquisition, pursuant to the terms and conditions set forth in a separate Agreement and Plan of Merger, TD Bank, N.A., a wholly-owned subsidiary of The Toronto-Dominion Bank ("TD"), acquired Scottrade Bank, which was a wholly-owned subsidiary of Scottrade, from Scottrade (the "Bank Merger") for approximately $1.38 billion in cash, subject to post-closing adjustments (the "Bank Merger Consideration"). Subsequent to the closing of the Acquisition and prior to the fiscal year ended September 30, 2017, approximately $27 million of post-closing adjustments were identified related to the Bank Merger Consideration. These post-closing adjustments were included in the purchase price allocation as a payable to affiliate. Immediately prior to the closing of the Acquisition, the Company also issued 11,074,197 shares of the Company's common stock to TD at a price of $36.12 per share, or approximately $400 million, pursuant to a subscription agreement dated October 24, 2016 between the Company and TD and in satisfaction of certain preemptive stock purchase rights of TD as set

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forth in the Stockholders Agreement between the Company and TD dated as of June 22, 2005, as amended. Immediately following the Bank Merger, the Acquisition was completed. The aggregate consideration paid by the Company for all of the outstanding capital stock of Scottrade consisted of 27,685,493 shares of the Company's common stock and $3.07 billion in cash, subject to post-closing adjustments (the "Cash Consideration"). The Cash Consideration was funded with the Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, the proceeds received from the Company's issuance of the 3.300% Senior Notes on April 27, 2017, cash on hand and cash proceeds from the sale of the Company's common stock to TD, as described above. At the closing of the Acquisition, 1,736,815 shares of the Company's common stock otherwise payable to the Riney Stockholder were deposited into a third-party custodian account (the “Escrow Account”) pursuant to an escrow agreement to secure certain indemnification obligations of the Riney Stockholder under the Merger Agreement. For information regarding the Company's issuance of the 3.300% Senior Notes, see Note 10 – Long-term Debt and Other Borrowings.
In connection with the closing of the Acquisition, the Company also entered into a registration rights agreement with TD, the Riney Stockholder and the other stockholders described therein (the "Ricketts Stockholders") providing for certain customary registration rights with respect to their shares of the Company's common stock. With respect to TD and the Ricketts Stockholders, this registration rights agreement supersedes and replaces the Amended and Restated Registration Rights Agreement, dated as of June 22, 2005, by and among the Company, TD and the Ricketts Stockholders.
In connection with the closing of the Acquisition, the Company and the Riney Stockholder also entered into a stockholders agreement (the "Riney Stockholders Agreement"), which contains various provisions relating to stock ownership, voting, election of directors and other matters.
The Company accounted for the purchase of Scottrade using the acquisition method of accounting under GAAP and accordingly, the purchase price of the Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. Due to the timing of the Acquisition, the estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The determination of estimated fair values requires management to make significant estimates and assumptions. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the date of Acquisition, and such adjustments are not expected to be material to the Company's consolidated financial statements. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the Acquisition date. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill. Goodwill associated with the Acquisition was primarily attributable to the anticipated synergies from combining the operations of the Company and Scottrade. Approximately $1.61 billion of the goodwill associated with the Acquisition is expected to be deductible for income tax purposes.
The purchase price for Scottrade was comprised of the following (dollars in millions):

TD Ameritrade Holding Corporation common stock issued to the Riney Stockholder and the Escrow Account(1)	$1,261
Cash paid at closing(2)	3,073
Total purchase price	$4,334

(1) Represents the value of 27,685,493 shares of the Company's common stock at a price of $45.55 per share. The per share value is based on the opening market price of the Company's common stock as of September 18, 2017, the Acquisition date. At the closing of the Acquisition, the Riney Stockholder received 25,948,678 shares of the Company's common stock and the remaining 1,736,815 shares of the Company's common stock otherwise payable to the Riney Stockholder were deposited into the Escrow Account.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Includes $1.38 billion of Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, which was used to fund a portion of the Acquisition.
The provisional purchase price allocation for Scottrade is summarized as follows (dollars in millions):

Cash and cash equivalents(1)	$1,785
Cash and investments segregated and on deposit for regulatory purposes	3,535
Receivable from brokers, dealers and clearing organizations	167
Receivable from clients, net	3,137
Receivable from affiliates	29
Other receivables	55
Securities owned	37
Property and equipment	133
Goodwill	1,746
Acquired intangible assets	974
Deferred tax assets	75
Other assets	35
Total assets acquired	11,708
Payable to brokers, dealers and clearing organizations	(354)
Payable to clients	(6,248)
Accounts payable and other liabilities	(230)
Payable to affiliates(2)	(103)
Long-term debt(3)	(439)
Total liabilities assumed	(7,374)
Total provisional purchase price allocated	$4,334

(1) Includes $1.38 billion of Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, which was used to fund a portion of the Acquisition.
(2) Includes approximately $27 million payable to TD Bank, N.A. for post-closing adjustments related to the Bank Merger Consideration, which were identified subsequent to the closing of the Acquisition and prior to the fiscal year ended September 30, 2017.
(3) On the date of Acquisition, amounts owed by Scottrade under its 6.125% senior notes, including a prepayment premium, and the amount owed under its 6.18% secured loan were repaid by the Company.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has allocated $974 million of the purchase price to acquired intangible assets, consisting of client relationships, trade names and technology. The estimated fair values of the acquired intangible assets were determined, with the assistance of an independent third-party valuation firm, using the multi-period excess earnings method for client relationships and the relief-from-royalty method for trade names and technology. All methods are forms of the income approach, which require a forecast of all the expected future cash flows. The following table summarizes the major classes of acquired intangible assets and the respective weighted-average estimated amortization periods (dollars in millions):

	Estimated Fair Value	Weighted- Average Estimated Amortization Period (Years)
Client relationships	$955	18.0
Trade names	10	1.3
Technology	9	0.6
Total acquired intangible assets	$974	17.7
The following unaudited pro forma financial information sets forth the results of operations of the Company as if the Acquisition had occurred on October 1, 2015, the beginning of the comparable fiscal year prior to the year of acquisition. The unaudited pro forma results include certain adjustments for acquisition-related costs, depreciation, amortization of intangible assets, interest expense on acquisition financing, and related income tax effects, and do not reflect potential revenue enhancements, cost savings or operating synergies that the Company expects to realize after the Acquisition. The unaudited pro forma financial information is based on currently available information, is presented for informational purposes only, and is not indicative of future operations or results had the Acquisition been completed as of October 1, 2015 or any other date.
The following table summarizes the unaudited pro forma financial information for the fiscal years indicated (dollars in millions):

	2017	2016
	(unaudited)
Pro forma net revenues	$4,586	$4,158
Pro forma net income	$921	$700
Pro forma basic earnings per share	$1.62	$1.23
Pro forma diluted earnings per share	$1.62	$1.22
The Company's consolidated financial statements include the results of operations for Scottrade beginning September 18, 2017. Since the date of Acquisition, net revenues of $38 million and a net loss of $11 million from the acquired Scottrade business have been included in the Company's Consolidated Statement of Income for the fiscal year ended September 30, 2017.
Transactions Recognized Separately From the Acquisition of Assets and Assumptions of Liabilities
The Company incurred transaction costs related to the Acquisition, such as legal, investment banking and consulting fees, of $52 million and $6 million for fiscal years 2017 and 2016, respectively, which are primarily included in professional services on the Consolidated Statements of Income.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Cash and Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	September 30,
	2017	2016
Broker-dealer subsidiaries	$997	$1,153
Corporate	279	460
Futures commission merchant and forex dealer member subsidiary	98	125
Trust company subsidiary	79	85
Investment advisory subsidiaries	19	32
Total	$1,472	$1,855
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, FCM/FDM and trust company subsidiaries to the Parent.
4. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	September 30,
	2017	2016
U.S. government debt securities	$4,019	$6,523
Cash in demand deposit accounts	3,653	657
U.S. government agency mortgage-backed securities	1,486	—
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,004	1,288
Cash on deposit with futures commission merchants	209	186
U.S. government debt securities on deposit with futures commission merchant	75	75
Total	$10,446	$8,729

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in millions):

	September 30,
	2017	2016
Receivable:
Deposits paid for securities borrowed	$1,154	$1,051
Clearing organizations	151	116
Broker-dealers	21	16
Securities failed to deliver	8	7
Total	$1,334	$1,190
Payable:
Deposits received for securities loaned	$2,449	$1,990
Clearing organizations	32	27
Securities failed to receive	21	21
Broker-dealers	2	2
Total	$2,504	$2,040
6. Allowance for Doubtful Accounts on Receivables
The following table summarizes activity in the Company's allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in millions):

	2017	2016	2015
Beginning balance	$9	$12	$10
Provision for doubtful accounts, net	2	2	6
Acquired in business acquisition	2	—	—
Write-off of doubtful accounts	(2)	(5)	(4)
Ending balance	$11	$9	$12

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Property and Equipment
Property and equipment consists of the following (dollars in millions):

	September 30,
	2017	2016
Buildings and building components	$351	$269
Computer equipment	270	240
Software	215	187
Leasehold improvements	173	159
Building construction in process	101	12
Land	77	44
Other property and equipment	83	75
	1,270	986
Less: Accumulated depreciation and amortization	(518)	(460)
Property and equipment at cost, net	$752	$526
8. Goodwill and Acquired Intangible Assets
The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill (dollars in millions):

Balance as of September 30, 2016(1)	$2,467
Goodwill recorded in acquisition of Scottrade (see Note 2)	1,746
Balance as of September 30, 2017	$4,213

(1) There were no material changes in the carrying amount of goodwill during the fiscal year ended September 30, 2016.
Acquired intangible assets consist of the following (dollars in millions):

	September 30,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,183	$(877)	$1,306	$1,228	$(799)	$429
Technology and content	108	(100)	8	99	(99)	—
Trade names	10	—	10	—	—	—
Trademark license	146	—	146	146	—	146
	$2,447	$(977)	$1,470	$1,473	$(898)	$575

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on acquired intangible assets was $79 million, $86 million and $90 million for fiscal years 2017, 2016 and 2015, respectively. Estimated future amortization expense for acquired intangible assets outstanding as of September 30, 2017 is as follows (dollars in millions):

Fiscal Year	Estimated Amortization Expense
2018	$139
2019	125
2020	116
2021	106
2022	105
Thereafter (to 2035)	733
Total	$1,324
9. Exit Liabilities
During fiscal year 2017, the Company recorded exit liabilities related to the Acquisition described in Note 2, which are primarily included in accounts payable and other liabilities on the Consolidated Balance Sheets. In order to attain the anticipated synergies from combining the operations of the Company and Scottrade, the Company expects to incur acquisition-related exit costs ranging from approximately $455 million to $545 million, consisting of severance pay and other termination benefits ranging from $300 million to $320 million and contract termination costs ranging from $155 million to $225 million. The Company incurred pre-tax charges of $35 million and assumed liabilities from the Acquisition of $100 million for these anticipated acquisition-related exit costs during the fourth quarter of the current fiscal year, with the remaining exit costs expected to be incurred and charged to expense over the course of the Scottrade integration during fiscal year 2018. The following is a summary of the activity in the Company’s exit liabilities by the Statement of Income classification (dollars in millions):

	Employee Compensation and Benefits	Other	Total
Balance, September 30, 2016	$4	$—	$4
Exit liabilities assumed in business acquisition	100	—	100
Costs incurred and charged to expense	43	1	44
Costs paid or otherwise settled	(9)	(1)	(10)
Balance, September 30, 2017	$138	$—	$138
There were no material exit liabilities recorded during fiscal years 2016 and 2015.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

September 30, 2017	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$97	$—	$—	$97
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	15	514
2.950% Notes due 2022	750	(5)	—	745
3.625% Notes due 2025	500	(3)	11	508
3.300% Notes due 2027	800	(9)	(3)	788
Subtotal - Long-term debt	2,550	(18)	23	2,555
Total long-term debt and other borrowings	$2,647	$(18)	$23	$2,652

September 30, 2016	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
5.600% Notes due 2019	$500	$(2)	$33	$531
2.950% Notes due 2022	750	(6)	—	744
3.625% Notes due 2025	500	(4)	46	542
Total long-term debt	$1,750	$(12)	$79	$1,817

(1) Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Fiscal year maturities on long-term debt outstanding at September 30, 2017 are as follows (dollars in millions):

2018	$—
2019	—
2020	500
2021	—
2022	750
Thereafter	1,300
Total	$2,550

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
The Company used the proceeds from the issuance of the 2027 Notes during fiscal 2017 to finance a portion of the cash consideration paid by the Company in its acquisition of Scottrade. During fiscal 2015, the Company used the net proceeds from the issuance of the 2025 Notes, together with cash on hand, to repay in full the outstanding principal under its $500 million aggregate principal amount of 4.150% Senior Notes that matured on December 1, 2014 (the "2014 Notes"). In addition, the Company issued the 2022 Notes for general corporate purposes, including liquidity for operational contingencies.
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
The Company may redeem the 2022 Notes, 2025 Notes and 2027 Notes, in whole or in part, at any time prior to February 1, 2022, January 1, 2025 and January 1, 2027, respectively, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus 15 basis points in the case of the 2022 Notes, 25 basis points in the case of the 2025 Notes and 20 basis points in the case of the 2027 Notes, plus, in each case, accrued and unpaid interest to the date of redemption. The Company may redeem the 2022 Notes, 2025 Notes and 2027 Notes, in whole or in part, at any time on or after February 1, 2022, January 1, 2025 and January 1, 2027, respectively, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus, in each case, accrued and unpaid interest to the date of redemption.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — On September 15, 2017, the Company entered into a repurchase agreement to finance its short-term liquidity and capital needs. The maturity date of the repurchase agreement is December 15, 2017. Under the repurchase agreement, the Company received cash of $97 million from the counterparty and provided U.S. Treasury securities as collateral. The applicable interest rate under the repurchase agreement is calculated based on one-month LIBOR, plus an interest rate margin of two basis points. As of September 30, 2017, the effective interest rate was 1.25%. The Company will repurchase the collateral on December 15, 2017 for $97 million, plus accrued interest.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secured Loan — On September 15, 2014, the Company entered into a bank loan agreement in the aggregate principal amount of $69 million, the proceeds of which were used to purchase real estate for use in the Company's operations. During fiscal 2015, the Company paid in full the outstanding principal balance of the loan.
Fair Value Hedging — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a portion of this exposure, the Company has entered into fixed-for-variable interest rate swaps on the 2019 Notes, 2025 Notes and 2027 Notes. Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the 2019 Notes, 2025 Notes and 2027 Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 1.1022% for the swap on the 2025 Notes and (c) 1.0340% for the swaps on the 2027 Notes. As of September 30, 2017, the weighted average effective interest rate on the aggregate principal balance of the 2019 Notes, 2025 Notes and 2027 Notes was 2.68%.
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

	2017	2016	2015
Gain (loss) on fair value of interest rate swaps	$(56)	$16	$31
Gain (loss) on fair value of hedged fixed-rate debt	56	(16)	(31)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—
On October 5, 2017, the Company entered into fixed-for-variable interest rate swaps on the 2022 Notes for a notional amount of $750 million, with maturity dates matching the maturity date of the 2022 Notes. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rate applicable to the 2022 Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus 0.9486%.
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
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under "Senior Notes" above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of October 17, 2014, the Company recorded $0.5 million of pre-tax loss immediately into earnings to reflect ineffectiveness resulting from the issuance of the 2025 Notes slightly earlier than forecast. As of September 30, 2017, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other comprehensive loss, into interest on borrowings on the Consolidated Statements of Income within the next 12 months.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes pre-tax losses resulting from changes in the fair value of the forward-starting interest rate swaps for the fiscal years indicated (dollars in millions):

	Amount of Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)
	2017	2016	2015
Forward-starting interest rate swaps	$—	$—	$(15)
Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in millions):

	September 30,
	2017	2016
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$26	$79
Accounts payable and other liabilities	$(3)	$—
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the CFTC. The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of September 30, 2017 and 2016, the pay-variable interest rate swap counterparties had pledged $40 million and $93 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets. As of September 30, 2017, the Company had pledged $1 million of collateral to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Consolidated Balance Sheets.
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
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. As of September 30, 2017, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility and the Parent's prior unsecured revolving credit facility as of September 30, 2017 and 2016, respectively.
The obligations under the Parent Revolving Facility are not guaranteed by any subsidiary of Parent. Prior to the termination of the Parent's prior revolving credit facility, TD Ameritrade Online Holdings Corp. ("TDAOH"), a wholly-owned subsidiary of the Company, guaranteed the Parent's obligations under the Parent's prior revolving

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility and its 2019 Notes. Upon termination of the Parent's prior revolving credit facility on April 21, 2017, TDAOH's guarantee of the 2019 Notes was also terminated.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer and FCM/FDM subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2017.
TD Ameritrade Clearing, Inc. Credit Agreement — On April 21, 2017, TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, entered into a credit agreement consisting of a senior unsecured revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The TDAC Revolving Facility replaced TDAC's prior $300 million unsecured revolving credit facility, which was scheduled to expire on June 11, 2019. The maturity date of the TDAC Revolving Facility is April 21, 2022.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (b) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.07% to 0.175% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company's public debt ratings. As of September 30, 2017, the interest rate margin would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, and the commitment fee was 0.10%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility and TDAC's prior unsecured revolving credit facility as of September 30, 2017 and 2016, respectively.
The TDAC Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facility as of September 30, 2017.
Intercompany Credit Agreements — The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries as described below.
The amended and restated intercompany credit agreement with TDAC will terminate on March 1, 2022. Under this agreement, TDAC may borrow up to $400 million in cash or securities from the Parent under a committed facility. In addition, the Parent is permitted, but under no obligation, to make loans of up to $300 million in cash or securities to TDAC under an uncommitted facility. Loans under both the committed and uncommitted facilities bear interest at the same rate as borrowings under the TDAC Revolving Facility and must be repaid with interest on or before the termination date.
The amended and restated intercompany credit agreement with TD Ameritrade, Inc., the Company's introducing broker-dealer subsidiary, will terminate on March 1, 2022. Under this agreement, the Parent is permitted, but under no obligation, to make loans of up to $300 million in cash or securities to TD Ameritrade, Inc. under an uncommitted facility. Loans under the uncommitted facility bear interest at the same rate as borrowings under the TDAC Revolving Facility and must be repaid with interest on or before the termination date.
The intercompany agreement with Scottrade, Inc., a clearing broker-dealer subsidiary of the Company, was established on September 18, 2017 and will terminate on or before March 1, 2022. Under this agreement, Scottrade, Inc. may borrow up to $300 million in cash or securities from the Parent under a committed facility. In addition, the Parent is permitted, but under no obligation, to make loans of up to $300 million in cash or securities to Scottrade, Inc. under an uncommitted facility. Loans under both the committed and uncommitted facilities bear interest at the

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same rate as borrowings under the Parent Revolving Facility and must be repaid with interest on or before the termination date.
The amended and restated intercompany credit agreement with TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM and FDM subsidiary, has an initial term of five years, ending on August 11, 2021, and will automatically renew for an additional five-year term, unless either party provides notice to the other of its intent to terminate not less than 30 days before the end of the then current term. Under this agreement, TDAFF may borrow from the Parent, under a committed facility, up to 75% of the sum of 1) TDAFF's "residual interest target" as determined by TDAFF in accordance with applicable rules and regulations and 2) TDAFF's total retail forex obligation excess represented solely by TDAFF's deposit. As of September 30, 2017 and 2016, the loan commitment amount was $22.5 million. Loans under the committed facility bear interest at the same rate as borrowings under the TDAC Revolving Facility and must be repaid with interest on or before the termination date.
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2017 and 2016.
11. Income Taxes
Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in millions):

	2017	2016	2015
Current expense (benefit):
Federal	$484	$435	$470
State	49	(4)	28
	533	431	498
Deferred benefit:
Federal	(11)	(5)	(22)
State	—	(3)	(1)
	(11)	(8)	(23)
Provision for income taxes	$522	$423	$475
A reconciliation of the federal statutory tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.8	2.8	3.0
Adjustments to estimated state income taxes	—	(0.2)	0.1
Federal incentives	(0.3)	(1.4)	—
Interest recorded (reversed) on unrecognized tax benefits, net	0.2	(1.1)	(0.1)
Reversal of accruals for unrecognized tax benefits	(0.4)	(1.8)	(1.1)
Other	0.1	0.1	—
	37.4%	33.4%	36.9%
The Company's effective income tax rate for fiscal year 2017 was 37.4%, compared to 33.4% and 36.9% for fiscal years 2016 and 2015, respectively. The provision for income taxes for fiscal year 2017 included $8 million of net favorable resolutions of state income tax matters and $4 million of favorable tax benefits for federal incentives.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These items had a net favorable impact on the Company's earnings for fiscal year 2017 of approximately two cents per share. The provision for income taxes for fiscal year 2016 was impacted by $39 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a state court decision. The provision was also impacted by an $18 million favorable tax benefit claimed during fiscal year 2016 for federal deductions and tax credits related to calendar tax year 2012 through September 30, 2016 and $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on the Company's earnings for fiscal year 2016 of approximately twelve cents per share. The provision for income taxes for fiscal year 2015 included $22 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for fiscal year 2015 by approximately four cents per share.
Deferred tax assets (liabilities) are comprised of the following (dollars in millions):

	September 30,
	2017	2016
Deferred tax assets:
Accrued and other liabilities	$131	$62
Stock-based compensation	28	36
Unrecognized loss on cash flow hedging instruments	15	13
Allowance for doubtful accounts	6	5
Intangible assets, state tax benefit	5	7
Operating loss carryforwards	1	3
Gross deferred tax assets	186	126
Less: Valuation allowance	(1)	(2)
Net deferred tax assets	185	124
Deferred tax liabilities:
Acquired intangible assets	(331)	(364)
Property and equipment	(35)	(36)
Prepaid expenses	(11)	(5)
Other deferred tax liabilities	(1)	—
Total deferred tax liabilities	(378)	(405)
Net deferred tax liabilities	$(193)	$(281)
At September 30, 2017, subsidiaries of the Company have approximately $17 million of separate state operating loss carryforwards. These carryforwards expire between fiscal 2021 and 2031. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized. The $1 million decrease in the valuation allowance from September 30, 2016 to September 30, 2017 was primarily due to expiration of certain state net operating loss carryforwards during fiscal 2017.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in millions):

	2017	2016	2015
Beginning balance	$142	$154	$165
Additions based on tax positions related to the current year	28	30	16
Additions for tax positions of prior years	—	20	5
Reductions for tax positions of prior years	(10)	(33)	(4)
Reductions due to settlements with taxing authorities	(1)	(21)	(21)
Reductions due to lapsed statute of limitations	(7)	(8)	(7)
Ending balance	$152	$142	$154
The balance of unrecognized tax benefits as of September 30, 2017 was $152 million ($108 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2016 was $142 million ($100 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The Company's income tax returns are subject to review and examination by federal, state and local taxing authorities. The federal returns for 2012 through 2016 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2017 could decrease by up to $44 million ($35 million net of the federal benefit on state matters) within the next twelve months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.
The Company recognized $2 million of interest and penalties expense (net of the federal benefit) on the Consolidated Statement of Income for fiscal year 2017, primarily due to the accrual for unrecognized tax benefits. The Company recognized $17 million and $2 million of net benefits for interest and penalties (net of the federal income tax effect) for fiscal years 2016 and 2015, respectively, primarily due to favorable resolutions and remeasurement of uncertain tax positions. As of September 30, 2017 and 2016, accrued interest and penalties related to unrecognized tax benefits was $26 million and $23 million, respectively.
12. Capital Requirements
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. TDAC and Scottrade, Inc., the Company's clearing broker-dealer subsidiaries, and TD Ameritrade, Inc., an introducing broker-dealer subsidiary of the Company, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc. and Scottrade Inc. are required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. In addition, under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement.
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
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2017	$1,595	$340	$1,255	9.39%
September 30, 2016	$1,719	$288	$1,431	11.95%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
September 30, 2017	$155	$0.25	$155
September 30, 2016	$139	$0.25	$138

Scottrade, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2017	$348	$70	$278	9.99%
September 30, 2016	N/A	N/A	N/A	N/A
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
September 30, 2017	$77	$22	$55
September 30, 2016	$117	$22	$95

The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $32 million and $37 million as of September 30, 2017 and 2016, respectively, which exceeded the required Tier 1 capital by $13 million and $21 million, respectively.
13. Stock-based Compensation
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
Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company's common stock on the grant date. Stock options generally vest over a one- to four-year period and expire 10 years after the grant date. Restricted stock units ("RSUs") are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period. RSUs granted to non-employee directors generally vest over a one-year period. Performance-based restricted stock units ("PRSUs") are a form of RSUs in which the number of shares ultimately received depends on how the Company's total shareholder return ("TSR") compares to the total shareholder returns of companies in a selected performance peer group. PRSUs are subject to a three-year cliff vesting period. At the end of the performance period, the number of shares of common stock issued can range from 80% to 120% of target, depending on the Company's ranking in the performance peer group. Shares of common stock are issued following the end of the performance period.
Stock-based compensation expense was $36 million for each of fiscal years 2017 and 2015 and $34 million for fiscal year 2016. The related income tax benefits were $14 million for each of fiscal years 2017 and 2015 and $13 million for fiscal year 2016.
The following is a summary of option activity in the Company's stock incentive plans for the fiscal year ended September 30, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	1,784	$21.33
Exercised	(1,264)	$18.42
Expired	(17)	$40.33
Outstanding at end of year	503	$27.97	8.3	$10
Exercisable at end of year	126	$27.97	8.3	$3
The weighted-average grant-date fair value of options granted during fiscal year 2016 was $6.16. No options were granted during fiscal years 2017 and 2015. The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 was $26 million, $0.1 million and $11 million, respectively. As of September 30, 2017, the total unrecognized compensation cost related to nonvested stock options awards was $2 million and was expected to be recognized over a weighted-average period of 2.3 years.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted during fiscal year 2016 was estimated using a Black-Scholes-Merton valuation model with the following inputs:

Risk-free interest rate	1.73%
Expected dividend yield	2.4%
Expected volatility	27%
Expected option life (years)	6.5
The risk-free interest rate input was based on U.S. Treasury note yields with remaining terms comparable to the expected option life input used in the valuation model. The expected dividend yield was based on the annual dividend yield at the time of grant. The expected volatility was based on historical daily price changes of the Company's stock since July 2009. The expected option life was the average number of years that the Company estimated the options will be outstanding, based primarily on historical employee option exercise behavior.
The Company measures the fair value of RSUs based upon the volume-weighted average market price of the underlying common stock as of the date of grant. The grant date fair value of PRSUs was determined based upon a Monte Carlo simulation model whereby the stock prices of the Company and the selected peer group companies were simulated using correlated Geometric Brownian motion paths in order to estimate the Company's total expected shareholder return rank within the peer group index and the corresponding percent of PRSUs that are estimated to be earned per the PRSU award agreement. RSUs and PRSUs are amortized over their applicable vesting period using the straight-line method, reduced by expected forfeitures.
The following is a summary of RSU activity in the Company's stock incentive plans for the fiscal year ended September 30, 2017:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,506	$31.49
Granted	780	$40.66
Vested	(1,693)	$30.51
Forfeited	(199)	$35.78
Nonvested at end of year	2,394	$34.83
The weighted-average grant-date fair value of RSUs granted during fiscal year 2017, 2016 and 2015 was $40.66, $27.97 and $34.34, respectively. As of September 30, 2017, there was $31 million of estimated unrecognized compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period of 2.0 years. The total fair value of RSUs that vested during fiscal years 2017, 2016 and 2015 was $70 million, $71 million and $59 million, respectively.
The following is a summary of PRSU activity in the Company's stock incentive plans for the fiscal year ended September 30, 2017:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted	265	$39.48
Nonvested at end of year	265	$39.48

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2017, there was $5 million of estimated unrecognized compensation cost related to nonvested PRSUs, which was expected to be recognized over a weighted average period of 2.2 years. No PRSUs were granted during fiscal years 2016 and 2015.
The fair value of PRSUs granted during fiscal year 2017 was estimated using a Monte Carlo simulation model with the following inputs:

Risk-free interest rate	1.34%
Expected dividend yield	0%
Expected volatility	27%
Expected term (years)	2.9
The risk-free interest rate input was based on U.S. Treasury note yields with remaining terms comparable to the expected term input used in the valuation model. The expected dividend yield was selected to be zero as the vesting condition is based on total shareholder return, which includes changes in price, plus reinvestment of dividends paid. The expected volatility was based on historical daily price changes for a period of time that corresponds with the expected term input used in the valuation model. The expected term input was based on the contractual remaining period of time until the award vests in accordance with the PRSU award agreement.
Although the Company does not have a formal policy regarding issuance of shares for stock-based compensation, such shares are generally issued from treasury stock. The stockholders agreement entered into in connection with the acquisition of TD Waterhouse Group, Inc. requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2017, the Company was not obligated to repurchase additional shares pursuant to the stockholders agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock issuances.
14. Employee Benefit Plans
The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $38 million, $35 million and $34 million for fiscal years 2017, 2016 and 2015, respectively.
15. Commitments and Contingencies
Lease Commitments — The Company has various non-cancelable operating leases on facilities requiring annual payments as follows (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2018	$90	$(4)	$86
2019	73	(3)	70
2020	59	(2)	57
2021	41	(3)	38
2022	31	(2)	29
Thereafter (to 2033)	121	—	121
Total	$415	$(14)	$401

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A majority of the leases for the Company's branch offices contain provisions for renewal at the Company's option. Rental expense, net of sublease income, was approximately $54 million, $51 million and $49 million for fiscal years 2017, 2016 and 2015, respectively.
Legal and Regulatory Matters
Order Routing Matters — Five putative class action complaints were filed between August and October 2014 regarding TD Ameritrade, Inc.'s routing of client orders and one putative class action was filed in December 2014 regarding Scottrade, Inc.'s routing of client orders. The cases against TD Ameritrade were filed in, or transferred to, the U.S. District Court for the District of Nebraska: Jay Zola et al. v. TD Ameritrade, Inc., et al., Case No. 8:14CV288; Tyler Verdieck v. TD Ameritrade, Inc., Case No. 8:14CV289; Bruce Lerner v. TD Ameritrade, Inc., Case No. 8:14CV325; Michael Sarbacker v. TD Ameritrade Holding Corporation, et al., Case No. 8:14CV341; and Gerald Klein v. TD Ameritrade Holding Corporation, et al., Case No. 8:14CV396. The case against Scottrade was transferred to the U.S. District Court for the Eastern District of Missouri: Nicholas Lewis v. Scottrade, Inc., Case No. 4:15CV01255. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with best execution and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck, Lerner and Lewis allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, violation of the Missouri Merchandising Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company, including Scottrade, moved to dismiss the putative class action complaints. On March 23, 2016, the U.S. District Court in Nebraska entered an order dismissing all of the state law claims in the five actions against TD Ameritrade, denying the motion to dismiss the federal securities claims in the Klein case, and permitting the plaintiffs in the other four actions to amend their complaints to assert a federal securities claim. On August 29, 2016, the U.S. District Court in Missouri entered an order dismissing without prejudice all of the state law claims against Scottrade, Inc. None of the plaintiffs in the actions filed an amended complaint. The plaintiffs in the Zola, Sarbacker, Verdieck and Lewis cases filed appeals. The Court of Appeals, 8th Circuit, has not yet ruled on any of the cases. The plaintiff in the Lerner case did not file an appeal and that case is considered closed. The Klein case is proceeding. The Company intends to vigorously defend against these lawsuits and is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc. and TDAC have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc. and TDAC are cooperating with the requests.
Lawsuit regarding Scottrade Acquisition — On April 6, 2017, an alleged stockholder of the Company filed a purported stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit filed in the Delaware Chancery Court is captioned Vero Beach Police Officers' Retirement Fund, derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al., C.A. No. 2017-0264-JRS. The suit names as defendants TD and the members of the Company's board of directors. It also names the Company as a nominal defendant. The complaint alleges that the Scottrade acquisition and TD's acquisition of Scottrade Bank are unfair from the perspective of the Company because TD Bank, N.A. is acquiring Scottrade Bank for an alleged low price, which in turn will cause the Company to pay an alleged high price to acquire Scottrade. The complaint claims that the Company's directors and TD, as the Company's alleged controlling stockholder, breached their fiduciary duties to the Company and its stockholders. The complaint seeks a declaration that demand on the Company's board is excused as futile, corporate governance reforms, damages, interest and fees. On November 2, 2017, the defendants filed motions to dismiss. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of this lawsuit, or the potential losses, if any, that may result.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed four non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants: Walter Wurster, et al. v. Deloitte & Touche et al., Case No. 16CV25920 (filed Aug. 11, 2016), Kenneth Pommier, et al. v. Deloitte & Touche et al., Case No. 16CV36439 (filed Nov. 3, 2016), Charles Ramsdell, et al. v. Deloitte & Touche et al., Case No. 16CV40659 (filed Dec. 2, 2016) and Charles Layton, et al. v. Deloitte & Touche et al., Case No. 17CV42915 (filed October 2, 2017). FINRA arbitrations are also pending against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade customers purchased more than $140 million of Aequitas securities; TD Ameritrade served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. In that case and the other cases, collectively over 200 named plaintiffs allege a total of over $125 million in losses plus other damages. Of that amount, over 100 plaintiffs who were TD Ameritrade customers, allege approximately $35 million in losses plus other damages. In the Wurster and Pommier cases, TD Ameritrade filed a motion to compel arbitration as to the claims by those plaintiffs who were TD Ameritrade customers and the Court dismissed those claims. In those cases, plaintiffs have filed amended complaints and defendants have filed motions to dismiss. In the Ciuffitelli case, defendants have also moved to dismiss the pending complaint. Discovery has commenced. The Ramsdell case is stayed and the Layton case may similarly be stayed. These stays are expected to remain in place until the resolution of the motions to dismiss the Wurster and Pommier cases. The Company intends to vigorously defend against this litigation. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $65 million as of September 30, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	September 30,
	2017	2016
Client margin securities	$23.8	$16.5
Stock borrowings	1.2	1.1
Total collateral available	$25.0	$17.6
Collateral loaned	$2.4	$2.0
Collateral repledged	4.1	2.7
Total collateral loaned or repledged	$6.5	$4.7
The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

		September 30,
Assets	Balance Sheet Classification	2017	2016
Cash	Receivable from brokers, dealers and clearing organizations	$151	$116
U.S. government debt securities	Securities owned, at fair value	398	220
Total		$549	$336
The Company utilizes securities sold under agreements to repurchase (repurchase agreements) to finance its short-term liquidity and capital needs. Under these agreements, the Company receives cash from the counterparties and provides U.S. Treasury securities as collateral, allowing the counterparties the right to sell or repledge the collateral.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These agreements expose the Company to credit losses in the event the counterparties cannot meet their obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of pledged securities owned on a daily basis and requiring the counterparties to return cash or excess collateral pledged when necessary.
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
See "Insured Deposit Account Agreement" in Note 21 for a description of the guarantees included in that agreement.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and 2016 (dollars in millions):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,081	$—	$—	$1,081
Investments segregated for regulatory purposes:
U.S. government debt securities	—	4,094	—	4,094
U.S. government agency mortgage-backed securities	—	1,486	—	1,486
Subtotal - Investments segregated for regulatory purposes	—	5,580	—	5,580
Securities owned:
U.S. government debt securities	—	498	—	498
Other	1	4	—	5
Subtotal - Securities owned	1	502	—	503
Investments available-for-sale:
U.S. government debt securities	—	746	—	746
Other assets:
Pay-variable interest rate swaps(1)	—	26	—	26
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	27	1	28
Total assets at fair value	$1,082	$6,855	$1	$7,938
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 10 for details.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,658	$—	$—	$1,658
Investments segregated for regulatory purposes:
U.S. government debt securities	—	6,598	—	6,598
Securities owned:
U.S. government debt securities	—	320	—	320
Other	6	5	—	11
Subtotal - Securities owned	6	325	—	331
Investments available-for-sale:
U.S. government debt securities	—	757	—	757
Other assets:
Pay-variable interest rate swaps(1)	—	79	—	79
U.S. government debt securities	—	4	—	4
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	83	1	84
Total assets at fair value	$1,664	$7,763	$1	$9,428
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$6	$—	$—	$6

(1)	See "Fair Value Hedging" in Note 10 for details.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. government agency mortgage-backed securities – Fair values for mortgage-backed securities are based on prices obtained from an independent pricing vendor. The primary inputs to the valuation include quoted prices for similar assets in active markets and in markets that are not active, a market-derived prepayment curve, weighted average yields on the underlying collateral and spreads to benchmark indices. The Company validates the vendor pricing by periodically comparing it to pricing from two other independent sources. The Company has not adjusted prices obtained from the independent pricing vendor for any periods presented in the consolidated financial statements because no significant pricing differences have been observed.
Interest rate swaps — These derivatives are valued by the Company using a valuation model provided by a third-party service that incorporates interest rate yield curves, which are observable for substantially the full term of the contract. The valuation model is widely accepted in the financial services industry and does not involve significant judgment because most of the inputs are observable in the marketplace. Credit risk is not an input to the valuation because in each case the Company or counterparty has possession of collateral, in the form of cash or U.S. Treasury securities, in amounts equal to or exceeding the fair value of the interest rate swaps. The Company validates the third-party service valuations by comparing them to valuation models provided by the swap counterparties.
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
Cash and investments segregated and on deposit for regulatory purposes and other assets include reverse repurchase agreements (securities purchased under agreements to resell). Reverse repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company's reverse repurchase agreements generally have a maturity of seven days and are collateralized by securities in amounts exceeding the carrying value of the resale agreements. Accordingly, the carrying value of reverse repurchase agreements approximates fair value (categorized as Level 2 of the fair value hierarchy). Cash and investments segregated and on deposit for regulatory purposes also includes cash held in demand deposit accounts and on deposit with futures commission merchants, for which the carrying values approximate the fair value (categorized as Level 1 of the fair value hierarchy). See Note 4 for a summary of cash and investments segregated and on deposit for regulatory purposes. Other assets includes reverse repurchase agreements of $65 million as of September 30, 2017.
Securities sold under agreements to repurchase (repurchase agreements) — Under repurchase agreements the Company receives cash from the counterparties and provides U.S. Treasury securities as collateral. The obligations to repurchase securities sold are reflected as a liability on the Consolidated Balance Sheets. Repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be repurchased, plus accrued interest. The Company's repurchase agreements are short-term in nature and accordingly the carrying value is a reasonable estimate of fair value (categorized as Level 2 of the fair value hierarchy).
Long-term debt — As of September 30, 2017, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $2.63 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $2.56 billion. As of September 30, 2016, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $1.87 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $1.82 billion.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Offsetting Assets and Liabilities
Substantially all of the Company's securities sold under agreements to repurchase (repurchase agreements), reverse repurchase agreements, securities borrowing and securities lending activity and derivative financial instruments are transacted under master agreements that may allow for net settlement in the ordinary course of business, as well as offsetting of all contracts with a given counterparty in the event of default by one of the parties. However, for financial statement purposes, the Company does not net balances related to these financial instruments.
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of September 30, 2017 and 2016 (dollars in millions):

	September 30, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,004	$—	$1,004	$—	$(1,004)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,154	—	1,154	(110)	(1,023)	21
Other assets:
Pay-variable interest rate swaps	26	—	26	—	(26)	—
Reverse repurchase agreements	65	—	65	—	(65)	—
Total other assets	91	—	91	—	(91)	—
Total	$2,249	$—	$2,249	$(110)	$(2,118)	$21
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,449	$—	$2,449	$(112)	$(2,113)	$224
Securities sold under agreements to repurchase(4)	97	—	97	2	(99)	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	—	(1)	2
Total	$2,549	$—	$2,549	$(110)	$(2,213)	$226

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash) (6)	Net Amount (7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,288	$—	$1,288	$—	$(1,288)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,051	—	1,051	(172)	(862)	17
Other assets:
Pay-variable interest rate swaps	79	—	79	—	(79)	—
Total	$2,418	$—	$2,418	$(172)	$(2,229)	$17
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$1,990	$—	$1,990	$(172)	$(1,638)	$180

(1)
Included in the gross amounts of deposits paid for securities borrowed is $675 million and $590 million as of September 30, 2017 and 2016, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 15 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.65 billion and $1.07 billion as of September 30, 2017 and 2016, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 15 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	September 30,
	2017	2016
Deposits received for securities loaned:
Equity securities	$2,109	$1,683
Exchange-traded funds	230	216
Closed-end funds	66	73
Other	44	18
Total	$2,449	$1,990

(4)
The collateral pledged includes available-for-sale U.S. government debt securities at fair value. All of the Company's repurchase agreements have a remaining contractual maturity of less than one year and, upon default by either party, may be terminated at the option of the non-defaulting party. See "General Contingencies" in Note 15 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.

(5)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At September 30, 2017 and 2016, the Company had received total collateral with a fair value of $2.26 billion and $2.44 billion, respectively, and pledged total collateral with a fair value of $2.32 billion and $1.81 billion, respectively.

(7)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Accumulated Other Comprehensive Loss
The following table presents the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the fiscal years indicated (dollars in millions):

	2017			2016			2015
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized loss	$(9)	$4	$(5)	$—	$—	$—	$—	$—	$—
Cash flow hedging instruments:
Net unrealized loss	—	—	—	—	—	—	(15)	5	(10)
Reclassification adjustment for portion of realized loss amortized to net income (1)	4	(2)	2	5	(2)	3	4	(1)	3
Other comprehensive income (loss)	$(5)	$2	$(3)	$5	$(2)	$3	$(11)	$4	$(7)

(1)	The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Consolidated Statements of Income.
The following table presents after-tax changes in each component of accumulated other comprehensive loss for the fiscal years indicated (dollars in millions):

	2017	2016	2015
Investments available-for-sale:
Beginning balance	$—	$—	$—
Other comprehensive loss before reclassification	(5)	—	—
Current period change	(5)	—	—
Ending balance	$(5)	$—	$—
Cash flow hedging instruments:
Beginning balance	$(22)	$(25)	$(18)
Other comprehensive loss before reclassification	—	—	(10)
Amount reclassified from accumulated other comprehensive loss	2	3	3
Current period change	2	3	(7)
Ending balance	$(20)	$(22)	$(25)
Total accumulated other comprehensive loss:
Beginning balance	$(22)	$(25)	$(18)
Other comprehensive loss before reclassification	(5)	—	(10)
Amount reclassified from accumulated other comprehensive loss	2	3	3
Current period change	(3)	3	(7)
Ending balance	$(25)	$(22)	$(25)

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Segment and Geographic Area Information
The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company's revenues from external clients for the fiscal years ended September 30, 2017, 2016 and 2015 were derived from its operations in the United States.
20. Accelerated Stock Repurchase Agreements
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
The Company treated the ASR agreements as forward contracts indexed to its own common stock. The forward contracts met all of the applicable criteria for equity classification, including the Company's right to settle in shares. The Company reflected the shares received from the investment bank counterparties as treasury stock as of the dates the shares were delivered, which resulted in reductions of the outstanding shares used to calculate the weighted average common shares outstanding for both basic and diluted earnings per share during the respective periods.
21. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company's common stock as of September 30, 2017. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of September 30, 2017, the IDA portfolio was comprised of approximately 73% fixed-rate notional investments and 27% floating-rate investments.
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
In the event the marketing fee computation results in a negative amount, the Company must pay the TD Depository Institutions the negative amount. This effectively results in the Company guaranteeing the TD Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the potential for the marketing fee calculation to result in a negative amount to be remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for the IDA agreement. In addition, in the event the Company withdraws a notional investment prior to its maturity and the investment is in an unrealized loss position, the Company shall reimburse the TD Depository Institutions an amount equal to the economic replacement value of the investment, as defined in the IDA agreement.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in millions):

Description	Statement of Income Classification	Revenues from TD and its Affiliates
		2017	2016	2015
Insured Deposit Account Agreement	Bank deposit account fees	$1,101	$926	$839
Referral and Strategic Alliance Agreement	Various	14	14	13
Mutual Fund Agreements	Investment product fees	15	11	—
Other	Various	10	7	6
Total revenues		$1,140	$958	$858

Description	Statement of Income Classification	Expenses to TD and its Affiliates
		2017	2016	2015
Canadian Call Center Services Agreement(1)	Various	$11	$22	$18
Other	Various	1	3	4
Total expenses		$12	$25	$22

(1)	On September 30, 2016, the Company notified TD of its intent to not extend or renew the Canadian Call Center Services Agreement. Services with the Canadian Call Center ended by September 30, 2017.
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	September 30,
	2017	2016
Assets:
Receivable from affiliates	$110	$106
Liabilities:
Payable to brokers, dealers and clearing organizations	$37	$72
Payable to affiliates	38	9
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
As of September 30, 2017, receivables from and payables to affiliates on the Consolidated Balance Sheets included $27 million of assets acquired and $71 million of liabilities assumed, respectively, in connection with the acquisition of Scottrade and are expected to be settled during fiscal 2018.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Condensed Financial Information (Parent Company Only)
The following tables present the Parent company's condensed balance sheets, statements of income and statements of cash flows. Because all other comprehensive income (loss) activity occurred on the Parent company for all periods presented, the Parent company's condensed statements of comprehensive income are not presented.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
As of September 30, 2017 and 2016

	2017	2016
	(In millions)
ASSETS
Cash and cash equivalents	$154	$248
Receivable from subsidiaries	6	8
Investments available-for-sale, at fair value	746	757
Investments in subsidiaries	9,043	5,894
Other, net	108	163
Total assets	$10,057	$7,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$104	$171
Payable to subsidiaries and affiliates	54	31
Securities sold under agreements to repurchase	97	—
Long-term debt	2,555	1,817
Total liabilities	2,810	2,019
Stockholders' equity	7,247	5,051
Total liabilities and stockholders' equity	$10,057	$7,070

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
For the Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
	(In millions)
Net revenues	$31	$30	$17
Operating expenses	34	26	16
Operating income (loss)	(3)	4	1
Other expense	71	53	43
Loss before income taxes and equity in income of subsidiaries	(74)	(49)	(42)
Provision for (benefit from) income taxes	(22)	6	(16)
Loss before equity in income of subsidiaries	(52)	(55)	(26)
Equity in income of subsidiaries	924	897	839
Net income	$872	$842	$813

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
	(In millions)
Cash flows from operating activities:
Net income	$872	$842	$813
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in income of subsidiaries	(924)	(897)	(839)
Deferred income taxes	(12)	—	(1)
Dividends from subsidiaries	1,230	825	985
Stock-based compensation	36	34	36
Other	9	8	9
Changes in operating assets and liabilities:
Receivable from subsidiaries	2	(3)	5
Other assets	—	1	44
Accounts payable and other liabilities	(67)	38	(40)
Payable to subsidiaries and affiliates	(4)	26	—
Net cash provided by operating activities	1,142	874	1,012
Cash flows from investing activities:
Investment in subsidiaries	(15)	(60)	(40)
Cash paid in business acquisition	(1,698)	—	—
Proceeds from sale and maturity of short-term investments	—	600	500
Purchase of short-term investments	—	(601)	(502)
Purchase of investments available-for-sale, at fair value	—	(757)	—
Proceeds from sale of investments	—	—	1
Net cash used in investing activities	(1,713)	(818)	(41)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	798	—	1,248
Payment of debt issuance costs	(8)	—	(11)
Principal payments on long-term debt	(385)	—	(569)
Payment of prepayment premium on long-term debt	(54)	—	—
Proceeds from securities sold under agreements to repurchase	97	—	—
Principal payments on notes payable	—	—	(150)
Payment of cash dividends	(379)	(362)	(326)
Proceeds from issuance of common stock	400	—	—
Purchase of treasury stock	—	(352)	(364)
Purchase of treasury stock for income tax withholding on stock-based compensation	(27)	(30)	(23)
Other, net	35	16	27
Net cash provided by (used in) financing activities	477	(728)	(168)
Net increase (decrease) in cash and cash equivalents	(94)	(672)	803
Cash and cash equivalents at beginning of year	248	920	117
Cash and cash equivalents at end of year	$154	$248	$920
Supplemental cash flow information:
Interest paid	$50	$47	$23
Income taxes paid	$452	$488	$471
Noncash investing activities:
Issuance of common stock in acquisition	$1,261	$—	$—
Assets transferred to a subsidiary	$15	$—	$—

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Quarterly Data (Unaudited)
(Dollars in millions, except per share amounts)

	For the Fiscal Year Ended September 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$859	$904	$931	$983
Operating income	$353	$358	$394	$361
Net income	$216	$214	$231	$211
Basic earnings per share	$0.41	$0.41	$0.44	$0.40
Diluted earnings per share	$0.41	$0.40	$0.44	$0.39

	For the Fiscal Year Ended September 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$812	$846	$838	$829
Operating income	$343	$343	$348	$283
Net income	$212	$205	$240	$185
Basic earnings per share	$0.39	$0.38	$0.45	$0.35
Diluted earnings per share	$0.39	$0.38	$0.45	$0.35
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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2017 based on framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of September 30, 2017, the Company's internal control over financial reporting is effective.
The Company acquired Scottrade Financial Services, Inc. ("Scottrade") on September 18, 2017. Since the date of acquisition, Scottrade's financial results are included in the Company's consolidated financial statements and constituted approximately $12 billion and $4 billion of total and net assets, respectively, as of September 30, 2017, and $38 million and $11 million of net revenues and net loss, respectively, for the fiscal year then ended. Due to the timing of the acquisition, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scottrade. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of the effectiveness of internal control over financial reporting of a recently acquired business may be omitted from management's scope in the year of acquisition.
The Company's internal control over financial reporting as of September 30, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. That opinion appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have audited TD Ameritrade Holding Corporation's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TD Ameritrade Holding Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scottrade Financial Services, Inc., which is included in the 2017 consolidated financial statements of TD Ameritrade Holding Corporation and constituted approximately $12 billion and $4 billion of total and net assets, respectively, as of September 30, 2017 and $38 million and $11 million of net revenues and net loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of TD Ameritrade Holding Corporation also did not include an evaluation of the internal control over financial reporting of Scottrade Financial Services, Inc.
In our opinion, TD Ameritrade Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Ameritrade Holding Corporation as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017 of TD Ameritrade Holding Corporation and our report dated November 17, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
November 17, 2017

Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2017. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017.
As the Scottrade acquisition occurred on September 18, 2017, management excluded the internal control over financial reporting of Scottrade from the scope of the assessment of the effectiveness of the Company's disclosure controls and procedures. Since the date of acquisition, Scottrade's financial results are included in the Company's consolidated financial statements and constituted approximately $12 billion and $4 billion of total and net assets, respectively, as of September 30, 2017, and $38 million and $11 million of net revenues and net loss, respectively, for the fiscal year then ended. Due to the timing of the acquisition, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scottrade. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of the effectiveness of internal control over financial reporting of a recently acquired business may be omitted from management's scope in the year of acquisition.
Changes in Internal Control over Financial Reporting
As a result of the acquisition of Scottrade on September 18, 2017, the Company has implemented internal controls over financial reporting to include the consolidation of Scottrade, as well as acquisition-related accounting and disclosures. The acquisition of Scottrade represents a material change in internal control over financial reporting, as Scottrade utilizes separate information, accounting systems and processes.
Due to the timing of the acquisition, management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of September 30, 2017, did not include the internal controls of Scottrade. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of the effectiveness of internal control over financial reporting of a recently acquired business may be omitted from management's scope in the year of acquisition.
Except as described above, there have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2017 (the "Proxy Statement").
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of September 30, 2017, information about compensation plans under which equity securities of the Company are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,301,440	(1)	$27.97	(2)	6,699,171	(3)

(1)	Consists of 503,247 stock options, 2,393,501 restricted stock units, 264,564 performance restricted stock units, and 140,128 deferred stock units outstanding under the Company's stock incentive plans.

(2)	The weighted average exercise price does not take into account awards that have no exercise price, such as restricted stock units and deferred stock units.

(3)
The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the "LTIP") and the 2006 Directors Incentive Plan (the "Directors Plan") authorize the issuance of shares of common stock as well as options. As of September 30, 2017, there were 5,853,992 shares and 845,179 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

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

10.4*	Form of Performance-Based Restricted Stock Unit Agreement for Tim Hockey (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on February 6, 2017)

10.5*
Restricted Stock Unit Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

Exhibit No.	Description
10.6*
Non-Qualified Stock Option Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on February 4, 2016)

10.7*
Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K filed on November 26, 2008)

10.8*
Amendment to Employment Agreement, executed on December 20, 2012, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

10.9*
Amendment to Employment Agreement, executed on August 30, 2013, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K filed on November 22, 2013)

10.10*
Executive Employment Term Sheet, effective as of July 1, 2015, between Stephen J. Boyle and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on May 7, 2015)

10.11*	Form of Restricted Stock Unit Agreement for Stephen J. Boyle (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on August 7, 2015)

10.12*	Executive Employment Term Sheet, effective as of September 18, 2017, between Peter J. deSilva and TD Ameritrade Holding Corporation

10.13*	Separation and Release of Claims Agreement, effective November 1, 2017, between J. Thomas Bradley and TD Ameritrade Holding Corporation

10.14*
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

10.17*	Form of Performance-Based Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on February 6, 2017)

10.18*	Form of Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on August 5, 2016)

10.19*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company's Proxy Statement filed on January 24, 2007)

10.20*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on August 5, 2016)

10.21*
Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 30, 2005)

10.22*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 24, 2016)

10.23
Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 28, 2005)

Exhibit No.	Description
10.24
Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on May 8, 2006)

10.25
Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K filed on November 13, 2009)

10.26
Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed on November 19, 2010)

10.27
Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 7, 2012)

10.28
Amendment No. 5 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated December 4, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 5, 2013)

10.29†
Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 6, 2013)

10.30
Amendment No. 1, dated as of October 24, 2016, to the Insured Deposit Account Agreement by and among TD Bank USA, N.A., TD Bank, N.A., TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., TD Ameritrade Trust Company and solely for purposes of Sections 7(b), 14 and 15(c), The Toronto-Dominion Bank, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on October 28, 2016)

10.31
Registration Rights Agreement, dated as of September 18, 2017, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank, TD Luxembourg International Holdings S.à.r.l., Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 and the other stockholders described therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 18, 2017)

10.32
Stockholders Agreement, dated as of September 18. 2017, by and among TD Ameritrade Holding Corporation and Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on September 18, 2017)

10.33
Letter Agreement, dated as of September 18, 2017, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and TD Luxembourg International Holdings S.à.r.l. (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on September 18, 2017)

10.34
Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed on September 12, 2005)

10.35
Subscription Agreement, dated as of October 24, 2016, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and TD Luxembourg International Holdings S.à.r.l. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 28, 2016)

10.36
Credit Agreement, dated April 21, 2017, among TD Ameritrade Holding Corporation, the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 21, 2017)

Exhibit No.	Description
10.37
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

10.38
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of November, 2017.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ TIM HOCKEY
Tim Hockey
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of November, 2017.

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