Form 10-Q
period 2017-12-31
TD AMERITRADE HOLDING CORP
filed 2018-02-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2017
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
Yes  ☐    No  ☒
As of January 31, 2018, there were 567,369,331 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of December 31, 2017, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended December 31, 2017 and 2016. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated November 17, 2017. In our opinion, the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries as of September 30, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ ERNST & YOUNG LLP
New York, New York
February 8, 2018

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	September 30, 2017
	(In millions)
ASSETS
Cash and cash equivalents	$1,644	$1,472
Cash and investments segregated and on deposit for regulatory purposes	10,136	10,446
Receivable from brokers, dealers and clearing organizations	1,291	1,334
Receivable from clients, net	18,578	17,151
Receivable from affiliates	219	137
Other receivables, net	199	174
Securities owned, at fair value	593	503
Investments available-for-sale, at fair value (including $99 million of securities pledged as collateral for repurchase agreements at December 31, 2017 and September 30, 2017)	99	746
Property and equipment at cost, net	780	752
Goodwill	4,197	4,213
Acquired intangible assets, net	1,432	1,470
Other assets	244	229
Total assets	$39,412	$38,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,064	$2,504
Payable to clients	25,286	25,107
Accounts payable and other liabilities	714	815
Payable to affiliates	55	109
Notes payable	50	—
Securities sold under agreements to repurchase	97	97
Long-term debt	2,531	2,555
Deferred income taxes	182	193
Total liabilities	31,979	31,380
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; 567 million shares outstanding	7	7
Additional paid-in capital	3,375	3,369
Retained earnings	6,189	6,011
Treasury stock, common, at cost: 103 million shares	(2,119)	(2,116)
Deferred compensation	1	1
Accumulated other comprehensive loss	(20)	(25)
Total stockholders' equity	7,433	7,247
Total liabilities and stockholders' equity	$39,412	$38,627
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2017	2016
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$440	$355
Asset-based revenues:
Bank deposit account fees	381	245
Net interest revenue	276	151
Investment product fees	133	94
Total asset-based revenues	790	490
Other revenues	27	14
Net revenues	1,257	859
Operating expenses:
Employee compensation and benefits	415	214
Clearing and execution costs	47	36
Communications	53	35
Occupancy and equipment costs	80	44
Depreciation and amortization	34	24
Amortization of acquired intangible assets	38	19
Professional services	74	53
Advertising	64	57
Other	116	24
Total operating expenses	921	506
Operating income	336	353
Other expense:
Interest on borrowings	20	14
Loss on sale of investments	11	—
Other	2	—
Total other expense	33	14
Pre-tax income	303	339
Provision for income taxes	6	123
Net income	$297	$216
Earnings per share — basic	$0.52	$0.41
Earnings per share — diluted	$0.52	$0.41
Weighted average shares outstanding — basic	567	527
Weighted average shares outstanding — diluted	569	530
Dividends declared per share	$0.21	$0.18
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
	2017	2016
	(In millions)
Net income	$297	$216
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized loss	(4)	(10)
Reclassification adjustment for realized loss included in net income	11	—
Net change in investments available-for-sale	7	(10)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1
Total other comprehensive income (loss), before tax	8	(9)
Income tax effect	(3)	4
Total other comprehensive income (loss), net of tax	5	(5)
Comprehensive income	$302	$211
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2017	2016
	(In millions)
Cash flows from operating activities:
Net income	$297	$216
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34	24
Amortization of acquired intangible assets	38	19
Deferred income taxes	(13)	7
Loss on sale of investments	11	—
Stock-based compensation	10	10
Other, net	5	1
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	310	(534)
Receivable from brokers, dealers and clearing organizations	43	231
Receivable from clients, net	(1,428)	(98)
Receivable from/payable to affiliates, net	(101)	(38)
Other receivables, net	(24)	24
Securities owned, at fair value	(90)	154
Other assets	(90)	(21)
Payable to brokers, dealers and clearing organizations	560	(12)
Payable to clients	179	7
Accounts payable and other liabilities	(127)	(71)
Net cash used in operating activities	(386)	(81)
Cash flows from investing activities:
Purchase of property and equipment	(63)	(29)
Cash paid in business acquisition	(12)	—
Proceeds from sale of investments available-for-sale, at fair value	643	—
Proceeds from sale and maturity of short-term investments	65	—
Net cash provided by (used in) investing activities	633	(29)
Cash flows from financing activities:
Proceeds from notes payable, net	50	—
Payment of cash dividends	(119)	(95)
Proceeds from exercise of stock options: Three months ended December 31, 2016 – 1.3 million shares	—	23
Purchase of treasury stock for income tax withholding on stock-based compensation: Three months ended December 31, 2017 – 0.2 million shares; 2016 – 0.3 million shares	(8)	(11)
Other	2	—
Net cash used in financing activities	(75)	(83)
Net increase (decrease) in cash and cash equivalents	172	(193)
Cash and cash equivalents at beginning of period	1,472	1,855
Cash and cash equivalents at end of period	$1,644	$1,662
Supplemental cash flow information:
Interest paid	$36	$19
Income taxes paid	$112	$99

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended December 31, 2017 and 2016
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2017.
Recently Adopted Accounting Pronouncements
ASU 2016-09 — In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplified several aspects of the accounting for share-based payment transactions, including: (1) recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income; (2) treat tax effects of exercised or vested awards as discrete items in the period in which they occur; (3) recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (4) classify excess tax benefits with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) classify cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity in the statement of cash flows. The Company adopted the amended accounting guidance as of October 1, 2017, and as a result, the Company's provision for income taxes was reduced by $3 million on its Condensed Consolidated Statement of Income for the three months ended December 31, 2017, due to the inclusion of excess tax benefits applied on a prospective basis. The future effects of excess tax benefits and tax deficiencies recognized in the Company's earnings will depend on the volume of equity compensation during a particular period and on the market price of the Company's common stock at the date the equity awards either vest or are exercised. In addition, the Company elected to retrospectively adopt the amendment to present excess tax benefits on share-based compensation as an operating activity on the statement of cash flows. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $9 million on the Company's Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2016. For the purpose of recognizing compensation cost associated with share-based awards, the Company has elected to continue to follow its current practice of estimating forfeitures. None of the other provisions in this amended guidance had a significant impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. Therefore, ASU 2016-13 will be effective for the Company's fiscal year beginning on October 1, 2020, using a modified retrospective approach. The Company is currently assessing the impact this ASU will have on its condensed consolidated financial statements.
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
The Company plans to adopt the revenue recognition standard as of October 1, 2018. The guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, the Company does not expect the adoption of this standard to impact net interest revenue. While the Company has not yet identified any material changes in the timing of revenue recognition, its review is ongoing. The Company has not selected a transition method and continues to evaluate the potential impacts that these revenue recognition standards may have on its condensed consolidated financial statements, including the incremental costs of obtaining contracts, gross versus net reporting, and additional disclosure requirements.
2. Business Acquisition
On September 18, 2017, the Company completed its acquisition of Scottrade Financial Services, Inc. ("Scottrade"), pursuant to an Agreement and Plan of Merger dated October 24, 2016 (the "Acquisition") among the Company, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (the "Riney Stockholder"), and Alto Acquisition Corp., a wholly-owned subsidiary of the Company. Founded in 1980, Scottrade provides securities brokerage and investment services to retail investors, traders and independent registered investment advisors through its online platform as well as through nearly 500 branch locations.
Immediately prior to the closing of the Acquisition, pursuant to the terms and conditions set forth in a separate Agreement and Plan of Merger, TD Bank, N.A., a wholly-owned subsidiary of The Toronto-Dominion Bank ("TD"), acquired Scottrade Bank, which was a wholly-owned subsidiary of Scottrade, from Scottrade (the "Bank Merger") for approximately $1.37 billion in cash (the "Bank Merger Consideration"). Immediately prior to the closing of the Acquisition, the Company also issued 11,074,197 shares of the Company's common stock to TD at a price of $36.12 per share, or approximately $400 million, pursuant to a subscription agreement dated October 24, 2016 between the Company and TD. Immediately following the Bank Merger, the Acquisition was completed. The aggregate consideration paid by the Company for all of the outstanding capital stock of Scottrade consisted of 27,685,493 shares of the Company's common stock and $3.07 billion in cash (the "Cash Consideration"). The Cash Consideration was funded with the Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, the proceeds received from the Company's issuance of the 3.300% Senior Notes on April 27, 2017, cash on hand and cash proceeds from the sale of the Company's common stock to TD, as described above. At the closing of the Acquisition, 1,736,815 shares of the Company's common stock otherwise payable to the Riney Stockholder were deposited into a third-party custodian account (the “Escrow Account”) pursuant to an escrow agreement to secure certain indemnification obligations of the Riney Stockholder.
In connection with the closing of the Acquisition, the Company entered into a registration rights agreement with TD, the Riney Stockholder and the other stockholders described therein (the "Ricketts Stockholders") providing for certain customary registration rights with respect to their shares of the Company's common stock. Additionally, the Company and the Riney Stockholder entered into a stockholders agreement (the "Riney Stockholders Agreement"), which contained various provisions relating to stock ownership, voting, election of directors and other matters. On December 14, 2017, all of the Company's common stock received as consideration by the Riney Stockholder in the Acquisition, including shares held in the Escrow Account, were sold in a public offering. Prior to the public offering, the Riney Stockholder replaced the shares previously held in the Escrow Account with cash. As a result of the Riney Stockholder no longer owning any shares of the Company's common stock, the registration rights agreement was terminated solely with respect to the Riney Stockholder and the Riney Stockholders Agreement was terminated.
The Company accounted for the purchase of Scottrade using the acquisition method of accounting under GAAP and accordingly, the purchase price of the Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The determination of estimated fair values requires management to make significant estimates and assumptions. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the date of Acquisition, and such adjustments are not expected to be material to the Company's condensed consolidated financial statements. These provisional amounts consist primarily of estimates related to property acquired and liabilities assumed. The Company expects to finalize the valuation of these assets and liabilities as soon as practicable, but not later than one year from the Acquisition date. Adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed are recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill. During the three months ended December 31, 2017, the Company recorded purchase accounting adjustments, primarily attributable to post-closing adjustments related to the Bank Merger Consideration and liabilities assumed, resulting in a net decrease in goodwill of $16 million. Goodwill associated with the Acquisition was primarily attributable to the anticipated synergies from combining the operations of the Company and Scottrade. Approximately $1.60 billion of the goodwill associated with the Acquisition is expected to be deductible for income tax purposes.
The purchase price for Scottrade was comprised of the following (dollars in millions):

TD Ameritrade Holding Corporation common stock issued to the Riney Stockholder and the Escrow Account(1)	$1,261
Cash paid at closing(2)	3,073
Total purchase price	$4,334

(1) Represents the value of 27,685,493 shares of the Company's common stock at a price of $45.55 per share. The per share value is based on the opening market price of the Company's common stock as of September 18, 2017, the Acquisition date. As discussed above, the shares held in the Escrow Account were sold and replaced with cash.
(2) Includes $1.37 billion of Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, which was used to fund a portion of the Acquisition.

The provisional purchase price allocation for Scottrade as of December 31, 2017 is summarized as follows (dollars in millions):

Cash and cash equivalents(1)	$1,785
Cash and investments segregated and on deposit for regulatory purposes	3,535
Receivable from brokers, dealers and clearing organizations	167
Receivable from clients, net	3,136
Receivable from affiliates	38
Other receivables	54
Securities owned	37
Property and equipment	133
Goodwill	1,730
Acquired intangible assets	974
Deferred tax assets	76
Other assets	34
Total assets acquired	11,699
Payable to brokers, dealers and clearing organizations	(354)
Payable to clients	(6,248)
Accounts payable and other liabilities	(239)
Payable to affiliates	(88)
Long-term debt(2)	(436)
Total liabilities assumed	(7,365)
Total provisional purchase price allocated	$4,334

(1) Includes $1.37 billion of Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, which was used to fund a portion of the Acquisition.
(2) On the date of Acquisition, amounts owed by Scottrade under its 6.125% senior notes, including a prepayment premium, and the amount owed under its 6.18% secured loan were repaid by the Company.
The results of operations for Scottrade are included in the Company's condensed consolidated financial statements from the date of Acquisition. The following unaudited pro forma financial information sets forth the results of operations of the Company as if the Acquisition had occurred on October 1, 2015, the beginning of the comparable fiscal year prior to the year of Acquisition. The unaudited pro forma results include certain adjustments for acquisition-related costs, depreciation, amortization of intangible assets, interest expense on acquisition financing, and related income tax effects, and do not reflect potential revenue enhancements, cost savings or operating synergies that the Company expects to realize after the Acquisition. The unaudited pro forma financial information is based on currently available information, is presented for informational purposes only, and is not indicative of future operations or results had the Acquisition been completed as of October 1, 2015 or any other date.
The following table summarizes the unaudited pro forma financial information for the three months ended December 31, 2016, (dollars in millions):

Three Months Ended December 31, 2016
(unaudited)
Pro forma net revenues	$1,072
Pro forma net income	$219
Pro forma basic earnings per share	$0.39
Pro forma diluted earnings per share	$0.38

3. Cash and Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	December 31, 2017	September 30, 2017
Corporate	$771	$279
Broker-dealer subsidiaries	668	997
Futures commission merchant and forex dealer member subsidiary	102	98
Trust company subsidiary	74	79
Investment advisory subsidiaries	29	19
Total	$1,644	$1,472
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, futures commission merchant ("FCM")/forex dealer member ("FDM") and trust company subsidiaries to the Parent.
4. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	December 31, 2017	September 30, 2017
Cash in demand deposit accounts	$4,131	$3,653
U.S. government debt securities	3,544	4,019
U.S. government agency mortgage-backed securities	1,433	1,486
Reverse repurchase agreements (collateralized by U.S. government debt securities)	750	1,004
Cash on deposit with futures commission merchants	228	209
U.S. government debt securities on deposit with futures commission merchant	50	75
Total	$10,136	$10,446
5. Goodwill
The Company has recorded goodwill for business acquisitions to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the three months ended December 31, 2017 (dollars in millions):

Balance as of September 30, 2017	$4,213
Purchase accounting adjustments(1)	(16)
Balance as of December 31, 2017	$4,197

(1) The purchase accounting adjustments are primarily attributable to post-closing adjustments related to the Bank Merger Consideration and liabilities assumed in the acquisition of Scottrade. The purchase price allocation for the Scottrade acquisition is provisional as of December 31, 2017. The provisional amounts consist primarily of estimates related to property acquired and liabilities assumed. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the date of acquisition.
6. Exit Liabilities
As of September 18, 2017, the date of Acquisition, the Company began to incur costs in connection with actions taken to attain synergies from combining the operations of the Company and Scottrade. These costs, collectively referred to as "acquisition-related exit costs," include severance and other costs associated with consolidating facilities and administrative functions. The Company expects to incur total acquisition-related exit costs ranging from approximately $455 million to $545 million, consisting of severance pay and other termination benefits ranging from $300 million to $320 million and contract termination and other costs ranging from $155 million to $225 million. All acquisition-related exit costs are expected to be incurred by the end of fiscal year 2018.

The following table summarizes activity in the Company's exit liabilities for the three-month period ended December 31, 2017, which are included in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets (dollars in millions):

	Severance Pay and Other Termination Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2017	$138		$—		$138
Exit liabilities assumed - post closing adjustments	—		9		9
Costs incurred and charged to expense	82	(1)	98	(2)	180
Costs paid or otherwise settled	(20)		(95)		(115)
Balance, December 31, 2017	$200		$12		$212

(1) Costs incurred for severance pay and other termination benefits are included in employee compensation and benefits on the Condensed Consolidated Statements of Income.
(2) Costs incurred for contract termination and other costs are primarily included in other operating expense on the Condensed Consolidated Statements of Income.
There were no material non-acquisition related exit costs during the three months ended December 31, 2017 and 2016.
The following table summarizes the cumulative amount of acquisition-related exit costs incurred by the Company related to the Scottrade acquisition as of December 31, 2017 (dollars in millions):

	Severance Pay and Other Termination Benefits	Contract Termination and Other Costs	Total
Exit liabilities assumed in business acquisition	$100	$9	$109
Employee compensation and benefits	116	—	116
Communications	—	1	1
Occupancy and equipment costs	—	2	2
Professional services	—	8	8
Other operating expense	—	85	85
Other non-operating expense	—	2	2
Total	$216	$107	$323
The remaining acquisition-related exit costs are expected to be incurred and charged to expense over the course of the Scottrade integration during fiscal year 2018.
7. Income Taxes
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed its accounting for the tax effects of the Act; however, in certain cases, as described below, the Company has made reasonable estimates as to the impacts on its effective income tax rate, existing deferred income tax balances and unrecognized tax benefits. The estimates recorded are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the impact of the Act on its financial statements. The Company may need to make adjustments to the provisional amounts, if it obtains, prepares or analyzes additional information regarding facts and circumstances which existed as of the date of enactment; however, such adjustments are not expected to be material to the Company's condensed consolidated financial statements. Any adjustment to a provisional amount will be recorded in the provision for income taxes on the Company's Condensed Consolidated Statement of Income and treated as a discrete event in the period in which the adjustment is identified. The Company expects to finalize its accounting for the tax effects of the Act as soon as practicable, but not later than one year from the date of enactment.
An estimated income tax rate of 27% has been applied to the results of operations before consideration of discrete items for the three months ended December 31, 2017. The Company's effective income tax rate for the three months ended December 31, 2017 and 2016 was 2.0% and 36.3%, respectively. The provision for income taxes for the three months ended December 31, 2017 included an estimated net favorable adjustment of $68 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $3 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $6 million favorable benefit primarily resulting from acquisition-related exit costs. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on the Company's earnings for the three months ended December 31, 2017 of approximately $0.14 per share. The provision for income taxes for the three months ended December 31, 2016 included $7 million of favorable resolutions of state income tax matters. This favorably impacted the Company's earnings for the three months ended December 31, 2016 by approximately $0.01 per share. As a result of the Act, the effective income tax rate for the full fiscal year 2018 is estimated to be approximately 22%, which includes the net favorable adjustment of $68 million described above. As a result of the Act, the Company estimates its effective income tax rate will be approximately 27% for the remainder of fiscal 2018, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. This estimate is based on a forecast of income through September 30, 2018 and is subject to change based on actual results.
The Company remeasured deferred income tax asset and liability balances as of the date of the Act's enactment based on the income tax rates at which they are expected to reverse in the future, which is estimated to be 24% to 25%. In accordance with Staff Accounting Bulletin 118, the estimated net favorable adjustment of $68 million related to the remeasurement of the Company's deferred income tax balances is considered provisional at December 31, 2017. The Company continues to analyze certain aspects of the Act and refine its calculations, which could potentially affect the measurement of these balances or give rise to new deferred income tax amounts. Deferred tax assets (liabilities) are comprised of the following for the periods indicated (dollars in millions):

	December 31, 2017	September 30, 2017
Deferred tax assets:
Accrued and other liabilities	$67	$131
Stock-based compensation	16	28
Unrecognized loss on cash flow hedging instruments	8	15
Allowance for doubtful accounts	3	6
Intangible assets, state tax benefit	5	5
Operating loss carryforwards	1	1
Gross deferred tax assets	100	186
Less: Valuation allowance	(1)	(1)
Net deferred tax assets	99	185
Deferred tax liabilities:
Acquired intangible assets	(219)	(331)
Property and equipment	(38)	(35)
Prepaid expenses	(23)	(11)
Other deferred tax liabilities	(1)	(1)
Total deferred tax liabilities	(281)	(378)
Net deferred tax liabilities	$(182)	$(193)
As of December 31, 2017, the Company has not accumulated and analyzed the necessary information to complete the accounting for the tax effects of the Act related to changes in taxation for international operations, thus no estimates have been recorded for the impact of such changes. Any adjustments related to international taxation will be recorded in the period in which a reasonable estimate can be determined; however, the Company does not expect these adjustments to have a material impact on the Company's condensed consolidated financial statements.

8. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

December 31, 2017	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Notes payable	$50	$—	$—	$50
Securities sold under agreements to repurchase	97	—	—	97
Subtotal - Other borrowings	147	—	—	147
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	11	510
2.950% Notes due 2022	750	(5)	(7)	738
3.625% Notes due 2025	500	(3)	5	502
3.300% Notes due 2027	800	(9)	(10)	781
Subtotal - Long-term debt	2,550	(18)	(1)	2,531
Total long-term debt and other borrowings	$2,697	$(18)	$(1)	$2,678

September 30, 2017	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$97	$—	$—	$97
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	15	514
2.950% Notes due 2022	750	(5)	—	745
3.625% Notes due 2025	500	(3)	11	508
3.300% Notes due 2027	800	(9)	(3)	788
Subtotal - Long-term debt	2,550	(18)	23	2,555
Total long-term debt and other borrowings	$2,647	$(18)	$23	$2,652

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Notes Payable – TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. As of December 31, 2017, there was $50 million in borrowings outstanding under these credit lines.
Securities Sold Under Agreements to Repurchase (repurchase agreements) – At times, the Company enters into repurchase agreements to finance its short-term liquidity and capital needs. Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. Treasury securities as collateral. On December 15, 2017, the Company's outstanding repurchase agreement matured and the Company entered into another repurchase agreement with the same counterparty. The December 15, 2017 repurchase agreement will mature on March 15, 2018 and its terms are similar to the prior agreement. The applicable interest rate under the December 15, 2017 repurchase agreement is calculated based on one-month LIBOR, plus an interest rate margin of ten basis points. As of December 31, 2017, the effective interest rate was 1.58%. The Company will repurchase the collateral on March 15, 2018 for $97 million, plus accrued interest.
Fair Value Hedging – The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, the Company has entered into fixed-for-variable interest rate swaps on each of the Senior Notes. Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swaps on the 2027 Notes. As of December 31, 2017, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 2.65%.
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

	Three Months Ended December 31,
	2017	2016
Gain (loss) on fair value of interest rate swaps	$(24)	$(49)
Gain (loss) on fair value of hedged fixed-rate debt	24	49
Net gain (loss) recorded in interest on borrowings	$—	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	December 31, 2017	September 30, 2017
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$16	$26
Accounts payable and other liabilities	$(17)	$(3)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of December 31, 2017 and September 30, 2017, the pay-variable interest rate swap counterparties had pledged $18 million and $40 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2017 and September 30, 2017, the Company had pledged $16 million and $1 million of collateral, respectively, to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
9. Capital Requirements
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), administered by the SEC and the Financial Industry Regulatory Authority ("FINRA"), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. TDAC and Scottrade, Inc., the Company's clearing broker-dealer subsidiaries, and TD Ameritrade, Inc., an introducing broker-dealer subsidiary of the Company, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc. and Scottrade, Inc. are required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. In addition, under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement.
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
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
December 31, 2017	$1,704	$362	$1,342	9.42%
September 30, 2017	$1,595	$340	$1,255	9.39%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
December 31, 2017	$186	$0.25	$186
September 30, 2017	$155	$0.25	$155

Scottrade, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
December 31, 2017	$367	$73	$294	10.04%
September 30, 2017	$348	$70	$278	9.99%
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
December 31, 2017	$84	$23	$61
September 30, 2017	$77	$22	$55
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $34 million and $32 million as of December 31, 2017 and September 30, 2017, respectively, which exceeded the required Tier 1 capital by $14 million and $13 million, respectively.
10. Commitments and Contingencies
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

The case against Scottrade, Inc. was transferred to the U.S. District Court for the Eastern District of Missouri: Nicholas Lewis v. Scottrade, Inc., Case No. 4:15CV01255. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with best execution and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck, Lerner and Lewis allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, violation of the Missouri Merchandising Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company, including Scottrade, Inc., moved to dismiss the putative class action complaints. On March 23, 2016, the U.S. District Court in Nebraska entered an order dismissing all of the state law claims in the five actions against TD Ameritrade, denying the motion to dismiss the federal securities claims in the Klein case, and permitting the plaintiffs in the other four actions to amend their complaints to assert a federal securities claim. On August 29, 2016, the U.S. District Court in Missouri entered an order dismissing without prejudice all of the state law claims against Scottrade, Inc. None of the plaintiffs in the actions filed an amended complaint. The plaintiffs in the Zola, Sarbacker, Verdieck and Lewis cases filed appeals. The plaintiff in the Lerner case did not file an appeal and that case is considered closed. On January 9, 2018, the Court of Appeals, 8th Circuit, affirmed the District Court's dismissal of the Lewis case. The Court of Appeals has not yet ruled on any of the cases against TD Ameritrade. The Klein case is proceeding. The Company intends to vigorously defend against these lawsuits and is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc., TDAC and Scottrade, Inc. have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc., TDAC and Scottrade, Inc. are cooperating with the requests.
Lawsuit regarding Scottrade Acquisition — On April 6, 2017, an alleged stockholder of the Company filed a purported stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit filed in the Delaware Chancery Court is captioned Vero Beach Police Officers' Retirement Fund, derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al., C.A. No. 2017-0264-JRS. On December 18, 2017, the plaintiff filed an amended complaint. The suit names as defendants TD and the members of the Company's board of directors. It also names the Company as a nominal defendant. The complaint alleges that the Scottrade acquisition and TD's acquisition of Scottrade Bank were unfair from the perspective of the Company because TD Bank, N.A. acquired Scottrade Bank for an allegedly low price, which in turn caused the Company to pay an allegedly high price to acquire Scottrade. The complaint claims that the Company's directors and TD, as the Company's alleged controlling stockholder, breached their fiduciary duties to the Company and its stockholders, and that TD aided and abetted the Company directors' breach of fiduciary duty and was unjustly enriched. The complaint seeks a declaration that demand on the Company's board is excused as futile and seeks corporate governance reforms, damages, interest and fees. On September 18, 2017, the acquisitions of Scottrade and of Scottrade Bank were completed. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of this lawsuit, or the potential losses, if any, that may result.
Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed four non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants: Walter Wurster, et al. v. Deloitte & Touche et al., Case No. 16CV25920 (filed Aug. 11, 2016), Kenneth Pommier, et al. v. Deloitte & Touche et al., Case No. 16CV36439 (filed Nov. 3, 2016), Charles Ramsdell, et al. v. Deloitte & Touche et al., Case No. 16CV40659 (filed Dec. 2, 2016) and Charles Layton, et al. v. Deloitte & Touche et al., Case No. 17CV42915 (filed October 2, 2017). FINRA arbitrations have also been filed against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade customers purchased more than $140 million of Aequitas securities; TD Ameritrade served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. In that case and the other cases, collectively over 200 named plaintiffs allege a total of over $125 million in losses plus other damages. Of that amount, over 100 plaintiffs who were TD Ameritrade customers, allege approximately $35 million in losses plus other damages. In the Wurster and Pommier cases,

TD Ameritrade filed a motion to compel arbitration as to the claims by those plaintiffs who were TD Ameritrade customers and the Court dismissed those claims. In those cases, plaintiffs have filed amended complaints and defendants have filed motions to dismiss. In the Ciuffitelli case, defendants have also moved to dismiss the pending complaint. Discovery has commenced. The Ramsdell case is stayed and the Layton case may similarly be stayed. These stays are expected to remain in place until the resolution of the motions to dismiss the Wurster and Pommier cases. The Company intends to vigorously defend against this litigation. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $65 million as of December 31, 2017. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

	December 31, 2017	September 30, 2017
Client margin securities	$25.6	$23.8
Stock borrowings	1.0	1.2
Total collateral available	$26.6	$25.0

Collateral loaned	$3.0	$2.4
Collateral repledged	7.8	4.1
Total collateral loaned or repledged	$10.8	$6.5

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	December 31, 2017	September 30, 2017
Cash	Receivable from brokers, dealers and clearing organizations	$246	$151
U.S. government debt securities	Securities owned, at fair value	469	398
Total		$715	$549

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
See "Insured Deposit Account Agreement" in Note 15 for a description of the guarantees included in that agreement.
11. Fair Value Disclosures
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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and September 30, 2017 (dollars in millions):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,445	$—	$—	$1,445
Investments segregated for regulatory purposes:
U.S. government debt securities	—	3,594	—	3,594
U.S. government agency mortgage-backed securities	—	1,433	—	1,433
Subtotal - Investments segregated for regulatory purposes	—	5,027	—	5,027
Securities owned:
U.S. government debt securities	—	569	—	569
Equity securities	18	1		19
Other	—	5	—	5
Subtotal - Securities owned	18	575	—	593
Investments available-for-sale:
U.S. government debt securities	—	99	—	99
Other assets:
Pay-variable interest rate swaps(1)	—	16	—	16
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	17	1	18
Total assets at fair value	$1,463	$5,718	$1	$7,182
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$17	$—	$17
Securities sold, not yet purchased:
Equity securities	5	—	—	5
Total liabilities at fair value	$5	$17	$—	$22

(1)	See "Fair Value Hedging" in Note 8 for details.

	As of September 30, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,081	$—	$—	$1,081
Investments segregated for regulatory purposes:
U.S. government debt securities	—	4,094	—	4,094
U.S. government agency mortgage-backed securities	—	1,486	—	1,486
Subtotal - Investments segregated for regulatory purposes	—	5,580	—	5,580
Securities owned:
U.S. government debt securities	—	498	—	498
Other	1	4	—	5
Subtotal - Securities owned	1	502	—	503
Investments available-for-sale:
U.S. government debt securities	—	746	—	746
Other assets:
Pay-variable interest rate swaps(1)	—	26	—	26
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	27	1	28
Total assets at fair value	$1,082	$6,855	$1	$7,938
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 8 for details.
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
U.S. government agency mortgage-backed securities — Fair values for mortgage-backed securities are based on prices obtained from an independent pricing vendor. The primary inputs to the valuation include quoted prices for similar assets in active markets and in markets that are not active, a market derived prepayment curve, weighted average yields on the underlying collateral and spreads to benchmark indices. The Company validates the vendor pricing by periodically comparing it to pricing from two other independent sources. The Company has not adjusted prices obtained from the independent pricing vendor for any periods presented in the condensed consolidated financial statements because no significant pricing differences have been observed.
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
Fair Value of Financial Instruments Not Recorded at Fair Value
Receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables, accounts payable and other liabilities and notes payable are short-term in nature and accordingly are carried at amounts that approximate fair value. These financial instruments are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).
Cash and investments segregated and on deposit for regulatory purposes and other assets include reverse repurchase agreements (securities purchased under agreements to resell). Reverse repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company's reverse repurchase agreements generally have a maturity of seven days and are collateralized by securities in amounts exceeding the carrying value of the resale agreements. Accordingly, the carrying value of reverse repurchase agreements approximates fair value (categorized as Level 2 of the fair value hierarchy). Cash and investments segregated and on deposit for regulatory purposes also includes cash held in demand deposit accounts and on deposit with futures commission merchants, for which the carrying values approximate the fair value (categorized as Level 1 of the fair value hierarchy). See Note 4 for a summary of cash and investments segregated and on deposit for regulatory purposes. Other assets included reverse repurchase agreements of $65 million as of September 30, 2017.
Securities sold under agreements to repurchase (repurchase agreements) — Under repurchase agreements the Company receives cash from the counterparties and provides U.S. Treasury securities as collateral. The obligations to repurchase securities sold are reflected as a liability on the Condensed Consolidated Balance Sheets. Repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be repurchased, plus accrued interest. The Company's repurchase agreements are short-term in nature and accordingly the carrying value is a reasonable estimate of fair value (categorized as Level 2 of the fair value hierarchy).
Long-term debt — As of December 31, 2017, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $2.62 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.53 billion. As of September 30, 2017, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $2.63 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.56 billion.

12. Offsetting Assets and Liabilities
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of December 31, 2017 and September 30, 2017 (dollars in millions):

	December 31, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$750	$—	$750	$—	$(750)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,007	—	1,007	(135)	(846)	26
Other assets:
Pay-variable interest rate swaps	16	—	16	—	(16)	—
Total	$1,773	$—	$1,773	$(135)	$(1,612)	$26
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,958	$—	$2,958	$(137)	$(2,544)	$277
Securities sold under agreements to repurchase(4)	97	—	97	2	(99)	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	17	—	17	—	(16)	1
Total	$3,072	$—	$3,072	$(135)	$(2,659)	$278

	September 30, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,004	$—	$1,004	$—	$(1,004)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,154	—	1,154	(110)	(1,023)	21
Other assets:
Pay-variable interest rate swaps	26	—	26	—	(26)	—
Reverse repurchase agreements	65	—	65	—	(65)	—
Total other assets	91	—	91	—	(91)	—
Total	$2,249	$—	$2,249	$(110)	$(2,118)	$21
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,449	$—	$2,449	$(112)	$(2,113)	$224
Securities sold under agreements to repurchase(4)	97	—	97	2	(99)	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	—	(1)	2
Total	$2,549	$—	$2,549	$(110)	$(2,213)	$226

(1)
Included in the gross amounts of deposits paid for securities borrowed is $577 million and $675 million as of December 31, 2017 and September 30, 2017, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $2.16 billion and $1.65 billion as of December 31, 2017 and September 30, 2017, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	December 31, 2017	September 30, 2017
Deposits received for securities loaned:
Equity securities	$2,513	$2,109
Exchange-traded funds	331	230
Closed-end funds	70	66
Other	44	44
Total	$2,958	$2,449

(4)
The collateral pledged includes available-for-sale U.S. government debt securities at fair value. All of the Company's repurchase agreements have a remaining contractual maturity of less than one year and, upon default by either party, may be terminated at the option of the non-defaulting party. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.

(5)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At December 31, 2017 and September 30, 2017, the Company had received total collateral with a fair value of $1.76 billion and $2.26 billion, respectively, and pledged total collateral with a fair value of $2.79 billion and $2.32 billion, respectively.

(7)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.
13. Accumulated Other Comprehensive Loss
The following table presents the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized loss	$(4)	$1	$(3)	$(10)	$4	$(6)
Reclassification adjustment for realized losses included in net income(1)	11	(4)	7	—	—	—
Net change in investments available-for-sale:	7	(3)	4	(10)	4	(6)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(2)	1	—	1	1	—	1
Net change in cash flow hedging instruments	1	—	1	1	—	1
Other comprehensive income (loss)	$8	$(3)	$5	$(9)	$4	$(5)

(1)
The before tax reclassification amount and related tax effect are included in loss on sale of investments and provision for income taxes, respectively, on the Condensed Consolidated Statement of Income.

(2)
The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in each component of accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2017	2016
Investments available-for-sale:
Beginning balance	$(5)	$—
Other comprehensive loss before reclassifications	(3)	(6)
Amounts reclassified from accumulated other comprehensive loss	7	—
Current period change	4	(6)
Ending balance	$(1)	$(6)
Cash flow hedging instruments:
Beginning balance	$(20)	$(22)
Amount reclassified from accumulated other comprehensive loss	1	1
Ending balance	$(19)	$(21)
Total accumulated other comprehensive loss:
Beginning balance	$(25)	$(22)
Current period change	5	(5)
Ending balance	$(20)	$(27)

14. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three months ended December 31, 2017 and 2016.
15. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company's common stock as of December 31, 2017. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of December 31, 2017, the IDA portfolio was comprised of approximately 74% fixed-rate notional investments and 26% floating-rate investments.
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

In the event the marketing fee computation results in a negative amount, the Company must pay the TD Depository Institutions the negative amount. This effectively results in the Company guaranteeing the TD Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the likelihood that the marketing fee calculation would result in a negative amount is remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the IDA agreement. In the event the Company withdraws a notional investment prior to its maturity, the Company is required to reimburse the TD Depository Institutions an amount equal to the economic replacement value of the investment, as defined in the IDA agreement.
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2017	2016
Insured Deposit Account Agreement	Bank deposit account fees	$344	$245
Referral and Strategic Alliance Agreement	Various	4	3
Mutual Fund Agreements	Investment product fees	4	4
Other	Various	4	2
Total revenues		$356	$254

		Expenses to TD and its Affiliates
	Statement of Income Classification	Three months ended December 31,
Description		2017	2016
Canadian Call Center Services Agreement(1)	Professional services	$—	$4

(1)	The Company notified TD of its intent to not extend or renew the Canadian Call Center Services Agreement and services under this agreement ended by September 30, 2017.
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	December 31, 2017	September 30, 2017
Assets:
Receivable from affiliates	$180	$110

Liabilities:
Payable to brokers, dealers and clearing organizations	$253	$37
Payable to affiliates	11	38
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
As of December 31, 2017, receivables from and payables to affiliates on the Condensed Consolidated Balance Sheets included $39 million and $44 million, respectively, in connection with the acquisition of Scottrade and are expected to be settled during fiscal 2018. As of September 30, 2017, receivables from and payables to affiliates included $27 million of assets acquired and $71 million of liabilities assumed, respectively, in connection with the acquisition of Scottrade.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2017, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; acquisition-related expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our clearinghouse deposit requirements.
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: economic, social and political conditions and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; difficulties and delays in integrating the Scottrade Financial Services, Inc. ("Scottrade") business or fully realizing cost savings and other benefits from the acquisition; business disruption following the Scottrade acquisition; disruptions due to Scottrade integration-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with other acquisitions; and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2017. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2017, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading "Critical Accounting Policies and Estimates" in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2017.
The term "GAAP" refers to U.S. generally accepted accounting principles. We utilize non-GAAP calculations of earnings before interest, taxes, depreciation and amortization ("EBITDA") and liquid assets available for corporate investing and financing activities. We believe that these non-GAAP measures may be useful in evaluating the operating performance and liquidity of the business. Reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors' overall understanding of our financial performance.
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

Average commissions per trade — Total commissions and transaction fee revenues as reported on our consolidated financial statements, less order routing revenue, divided by total trades for the period. Commissions and transaction fee revenues primarily consist of trading commissions, order routing revenue and markups on riskless principal transactions in fixed-income securities.
Basis point — When referring to interest rates, one basis point represents one one-hundredth of one percent.
Bank deposit account fees — Revenues generated from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept to FDIC-insured accounts at third-party financial institutions participating in the program.
Beneficiary accounts — Brokerage accounts managed by a custodian, guardian, conservator or trustee on behalf of one or more beneficiaries. Examples include accounts maintained under the Uniform Gift to Minors Act (UGMA) or Uniform Transfer to Minors Act (UTMA), guardianship, conservatorship and trust arrangements and pension or profit plan for small business accounts.
Brokerage accounts — Accounts maintained by us on behalf of clients for securities brokerage activities. The primary types of brokerage accounts are cash accounts, margin accounts, IRA accounts and beneficiary accounts. Futures accounts are sub-accounts associated with a brokerage account for clients who want to trade futures and/or options on futures. Forex accounts are sub-accounts associated with a brokerage account for clients who want to engage in foreign exchange trading.
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
Fee-based investment balances — Client assets invested in money market mutual funds, other mutual funds and our programs such as AdvisorDirect,® Essential Portfolios and Selective Portfolios on which we earn fee revenues. Fee revenues earned on these balances are included in investment product fees on our consolidated financial statements.
Forex accounts — Sub-accounts maintained by us on behalf of clients for foreign exchange trading. Each forex account must be associated with a brokerage account. Forex accounts are not counted separately for purposes of our client account metrics.
Funded accounts — All open client accounts with a total liquidation value greater than zero.
Futures accounts — Sub-accounts maintained by us on behalf of clients for trading in futures and/or options on futures. Each futures account must be associated with a brokerage account. Futures accounts are not counted separately for purposes of our client account metrics.
Insured deposit account — We are party to an Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to our clients FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. We provide marketing, recordkeeping and support services for the

TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay us an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums. Fee revenues earned under this agreement are included in bank deposit account fees on our consolidated financial statements.
Interest-earning assets — Consist of client margin balances, segregated cash, deposits paid on securities borrowing and other cash and interest-earning investment balances.
Interest rate-sensitive assets — Consist of spread-based assets and client cash invested in money market mutual funds.
Investment product fees — Revenues earned on fee-based investment balances. Investment product fees include fees earned on money market mutual funds, other mutual funds and through our programs such as AdvisorDirect® and Selective Portfolios.
IRA accounts (Individual Retirement Arrangements) — A personal trust account for the exclusive benefit of a U.S. individual (or his or her beneficiaries) that provides tax advantages in accumulating funds to save for retirement or other qualified purposes. These accounts are subject to numerous restrictions on additions to and withdrawals from the account, as well as prohibitions against certain investments or transactions conducted within the account. We offer traditional, Roth, Savings Incentive Match Plan for Employees (SIMPLE) and Simplified Employee Pension (SEP) IRA accounts.
Liquid assets available for corporate investing and financing activities — Liquid assets available for corporate investing and financing activities is a non-GAAP financial measure. We consider liquid assets available for corporate investing and financing activities to be an important measure of our liquidity. We define liquid assets available for corporate investing and financing activities as the sum of (a) excess corporate cash and cash equivalents and investments, less securities sold under agreements to repurchase, and (b) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Excess corporate cash and cash equivalents and investments includes cash and cash equivalents from our investment advisory subsidiaries and excludes (i) amounts being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM/FDM subsidiaries under intercompany credit agreements, (ii) amounts maintained for corporate working capital and (iii) the net amounts held as collateral for derivative contracts. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
Liquidation value — The net value of a client's account holdings as of the close of a regular trading session. Liquidation value includes client cash and the value of long security positions, less margin balances and the cost to buy back short security positions. It also includes the value of open futures, foreign exchange and options positions.
Margin accounts — Brokerage accounts in which clients may borrow from us to buy securities or for any other purpose, subject to regulatory and Company-imposed limitations.
Market fee-based investment balances — Client assets invested in mutual funds (except money market funds) and our programs such as AdvisorDirect,® Essential Portfolios and Selective Portfolios, on which we earn fee revenues that are largely based on a percentage of the market value of the investment. Market fee-based investment balances are a component of fee-based investment balances. Fee revenues earned on these balances are included in investment product fees on our consolidated financial statements.
Net interest margin ("NIM") — A measure of the net yield on our average spread-based assets. Net interest margin is calculated for a given period by dividing the annualized sum of bank deposit account fees and net interest revenue by average spread-based assets.
Net interest revenue — Net interest revenue is interest revenues less brokerage interest expense. Interest revenues are generated by charges to clients on margin balances maintained in margin accounts, the investment of cash from operations and segregated cash and interest earned on securities borrowing/securities lending. Brokerage interest expense consists of amounts paid or payable to clients based on credit balances maintained in brokerage accounts and interest incurred on securities borrowing/securities lending. Brokerage interest expense does not include interest on our non-brokerage borrowings.
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
Non-GAAP Net Income and Non-GAAP Diluted EPS — Non-GAAP net income and non-GAAP diluted earnings per share ("EPS") are non-GAAP financial measures. We define non-GAAP net income as net income adjusted to remove the after-tax effect of amortization of acquired intangible assets and acquisition-related expenses. We consider non-GAAP net income and non-GAAP diluted EPS as important measures of our financial performance because they exclude certain items that may not be indicative of our core operating results and business outlook and may be useful in evaluating the operating performance of the business and facilitating a meaningful comparison of our results in the current period to those in prior and future periods. Amortization of acquired intangible assets is excluded because management does not believe it is indicative of our underlying business performance. Acquisition-related expenses are excluded as these costs are not representative of the costs of running our on-going business. Non-GAAP net income and non-GAAP diluted EPS should be considered in addition to, rather than as a substitute for, GAAP net income and diluted EPS.
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
Total trades — Revenue-generating client securities trades, which are executed by our broker-dealer and FCM/FDM subsidiaries. Total trades are a significant source of our revenues. Such trades include, but are not limited to, trades in equities, options, futures, foreign exchange, mutual funds and debt instruments. Trades generate revenue from commissions, markups on riskless principal transactions in fixed income securities, transaction fees and/or order routing revenue.
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
Changes in average client balances, especially bank deposit account, margin, credit and fee-based investment balances, may significantly impact our results of operations. Changes in interest rates also significantly impact our results of operations. We seek to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client balances. If interest rates rise, we generally expect to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in us earning a smaller net interest spread.

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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended December 31,
	2017		2016
	$	% of Net Revenues	$	% of Net Revenues
Net income - GAAP	$297	23.6%	$216	25.1%
Add:
Depreciation and amortization	34	2.7%	24	2.8%
Amortization of acquired intangible assets	38	3.0%	19	2.2%
Interest on borrowings	20	1.6%	14	1.6%
Provision for income taxes	6	0.5%	123	14.3%
EBITDA - non-GAAP	$395	31.4%	$396	46.1%
Our net income increased 38% for the first quarter of fiscal 2018 compared to the same period in the prior year due to an increase in net revenues and a lower effective income tax rate, primarily due to the enactment of the Tax Cut and Jobs Act (the "Act") on December 22, 2017. These increases were partially offset by increases in operating expenses and interest on borrowings and an $11 million loss on sale of investments during the first quarter of fiscal 2018. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA was relatively unchanged for the first quarter of fiscal 2018 compared to the same period in the prior year, as the increase in net revenues was offset by an increase in operating expenses excluding depreciation and amortization and an $11 million loss on sale of investments.
Our diluted earnings per share increased 27% to $0.52 for the first quarter of fiscal 2018 compared to $0.41 for the first quarter of fiscal 2017 due to higher net income, partially offset by a 7% increase in average diluted shares outstanding as a result of the issuance of our common stock in connection with the Scottrade acquisition. Based on our expectations for net revenues and expenses, which include an estimated $320 million to $410 million of acquisition-related expenses and a lower effective income tax rate as a result of the Act, we expect diluted earnings per share to range from $1.85 to $2.45 for fiscal year 2018, depending largely on the level of client trading activity, client asset growth and the level of interest rates.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first quarter of fiscal 2018, asset-based revenues and transaction-based revenues accounted for 63% and 35% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended December 31,		Increase/ (Decrease)
	2017	2016
Average bank deposit account balances	$119,101	$93,263	$25,838
Average interest-earning assets	31,620	24,454	7,166
Average spread-based balances	$150,721	$117,717	$33,004

Bank deposit account fee revenue	$381	$245	$136
Net interest revenue	276	151	125
Spread-based revenue	$657	$396	$261

Avg. annualized yield—bank deposit account fees	1.25%	1.03%	0.22%
Avg. annualized yield—interest-earning assets	3.42%	2.42%	1.00%
Net interest margin (NIM)	1.71%	1.32%	0.39%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended December 31,
	2017	2016
Segregated cash	$28	$7	$21
Client margin balances	191	108	83
Securities lending/borrowing, net	53	33	20
Other cash and interest-earning investments	6	3	3
Client credit balances	(2)	—	(2)
Net interest revenue	$276	$151	$125

	Average Balance		% Change
	Three months ended December 31,
	2017	2016
Segregated cash	$9,900	$8,723	13%
Client margin balances	17,553	11,898	48%
Securities borrowing	1,153	955	21%
Other cash and interest-earning investments	3,014	2,878	5%
Interest-earning assets	$31,620	$24,454	29%

Client credit balances	$21,407	$16,106	33%
Securities lending	2,641	1,886	40%
Interest-bearing liabilities	$24,048	$17,992	34%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended December 31,
	2017	2016
Segregated cash	1.09%	0.30%	0.79%
Client margin balances	4.25%	3.56%	0.69%
Other cash and interest-earning investments	0.82%	0.44%	0.38%
Client credit balances	(0.03)%	(0.01)%	(0.02)%
Net interest revenue	3.42%	2.42%	1.00%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)
	Three months ended December 31,
	2017	2016
Money market mutual fund	$4	$3	$1
Market fee-based investment balances	129	91	38
Total investment product fees	$133	$94	$39

	Average Balance		% Change
	Three months ended December 31,
	2017	2016
Money market mutual fund	$3,756	$3,701	1%
Market fee-based investment balances	226,195	166,749	36%
Total fee-based investment balances	$229,951	$170,450	35%

	Average Annualized Yield		Increase/ (Decrease)
	Three months ended December 31,
	2017	2016
Money market mutual fund	0.43%	0.38%	0.05%
Market fee-based investment balances	0.22%	0.21%	0.01%
Total investment product fees	0.23%	0.22%	0.01%
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended December 31,		% Change
	2017	2016
Total trades (in millions)	45.40	30.43	49%
Average client trades per day	726,438	486,801	49%
Trading days	62.5	62.5	0%
Average commissions per trade(1)	$7.54	$9.06	(17)%
Order routing revenue (in millions)	$98	$79	24%

(1)	Effective in September 2017, the average commissions per trade metric was revised to exclude order routing revenue. Prior periods have been updated to conform to the current presentation.

Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended December 31,		% Change
	2017	2016
Funded accounts (beginning of period)	11,004,000	6,950,000	58%
Funded accounts (end of period)	11,129,000	7,046,000	58%
Percentage change during period	1%	1%

Client assets (beginning of period, in billions)	$1,118.5	$773.8	45%
Client assets (end of period, in billions)	$1,178.8	$797.0	48%
Percentage change during period	5%	3%

Net new assets (in billions)	$26.5	$18.7	42%
Net new assets annualized growth rate	9%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended December 31,		% Change
	2017	2016
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$440	$355	24%
Asset-based revenues:
Bank deposit account fees	381	245	56%
Net interest revenue	276	151	83%
Investment product fees	133	94	41%
Total asset-based revenues	790	490	61%
Other revenues	27	14	93%
Net revenues	1,257	859	46%
Operating expenses:
Employee compensation and benefits	415	214	94%
Clearing and execution costs	47	36	31%
Communications	53	35	51%
Occupancy and equipment costs	80	44	82%
Depreciation and amortization	34	24	42%
Amortization of acquired intangible assets	38	19	100%
Professional services	74	53	40%
Advertising	64	57	12%
Other	116	24	383%
Total operating expenses	921	506	82%
Operating income	336	353	(5)%
Other expense:
Interest on borrowings	20	14	43%
Loss on sale of investments	11	—	N/A
Other	2	—	N/A
Total other expense	33	14	136%
Pre-tax income	303	339	(11)%
Provision for income taxes	6	123	(95)%
Net income	$297	$216	38%
Other information:
Effective income tax rate	2.0%	36.3%
Average debt outstanding	$2,653	$1,749	52%
Effective interest rate incurred on borrowings	3.12%	3.19%

Three-Month Periods Ended December 31, 2017 and 2016
Net Revenues
Commissions and transaction fees increased 24% to $440 million, primarily due to the addition of approximately three million funded accounts as a result of the Scottrade acquisition on September 18, 2017, partially offset by lower average commissions per trade. Average client trades per day increased 49% to 726,438 for the first quarter of fiscal 2018 compared to 486,801 for the first quarter of the prior year. Average commissions per trade decreased to $7.54 from $9.06, primarily due to our reduction in client pricing for online equity and option trades during fiscal 2017. Effective March 6, 2017, we reduced our online equity and ETF trade commissions from $9.99 to $6.95 per trade and also lowered options pricing to $6.95 per trade (plus $0.75 per contract). The decrease in average commissions per trade was also impacted by the Scottrade acquisition, as we had a higher percentage of equity trades, which earn somewhat lower average commissions per trade.
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, increased 61% to $790 million, primarily due to a 28% increase in average spread-based assets, a 36% increase in average market fee-based investment balances and an increase of 39 basis points in the net interest margin earned on spread-based assets. The growth in average spread-based and fee-based investment balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. Net interest margin increased to 1.71%, primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 75 basis points (to between 1.00% and 1.25%) during fiscal 2017 and by 25 basis points (to between 1.25% to 1.50%) during the first quarter of fiscal 2018.
Bank deposit account fees increased 56% to $381 million, primarily due to an increase of 22 basis points in the average yield earned on the bank deposit account assets and a 28% increase in average client bank deposit account balances. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal 2017 and the first quarter of fiscal 2018, partially offset by higher interest rates paid to clients. The growth in the average bank deposit account balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. For more information about the IDA agreement, please see Note 15 – Related Party Transactions under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue increased 83% to $276 million, primarily due to a 48% increase in average client margin balances due to the Scottrade acquisition, increases in the average yields earned on client margin balances and segregated cash as a result of the federal funds rate increases during fiscal 2017 and the first quarter of fiscal 2018 and a $20 million increase in net interest revenue from our securities borrowing/lending program. The average yield earned on interest-earning assets increased 100 basis points to 3.42%, primarily due to the benefits realized from the federal fund rate increases.
Investment product fees increased 41% to $133 million, primarily due to a 36% increase in average market fee-based investment balances and an increase of 1 basis point in the average yield earned on those balances. The increase in market fee-based investment balances is primarily due to the Scottrade acquisition and growth in our advised solutions products.
Other revenues increased 93% to $27 million, primarily due to increases in proxy services, transfer and other fee revenue associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition and favorable fair market value adjustments to U.S. government debt securities held by our broker-dealer subsidiaries.
Operating Expenses
Employee compensation and benefits increased 94% to $415 million, primarily due to $81 million of severance costs related to the Scottrade integration and an increase in average headcount related to the Scottrade acquisition and our strategic growth initiatives. The average number of full-time equivalent employees increased to 10,439 for the first quarter of fiscal 2018 compared to 6,096 for the first quarter of the prior year.
Clearing and execution costs increased 31% to $47 million, primarily due to increased costs associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Communications expense increased 51% to $53 million, primarily due to increased costs for quotes and market information associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Occupancy and equipment costs increased 82% to $80 million, primarily due to additional costs associated with the Scottrade business, including increased software licensing, software maintenance and facilities expenses related to leased facilities.
Depreciation and amortization increased 42% to $34 million, primarily due to depreciation of assets recorded in the Scottrade acquisition and recent technology infrastructure upgrades.
Amortization of acquired intangible assets increased 100% to $38 million, primarily due to amortization of client relationships and trade name intangible assets recorded in the Scottrade acquisition.

Professional services increased 40% to $74 million, primarily due to higher usage of consulting and contract services related to operational and technology-related initiatives and in connection with the Scottrade integration, partially offset by lower costs associated with legal matters.
Advertising expense increased 12% to $64 million for the first quarter of fiscal 2018. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other operating expenses increased 383% to $116 million, primarily due to approximately $85 million of costs related to the Scottrade integration, mainly comprised of contract termination costs, and additional expenses associated with the Scottrade business.
Other Expense and Income Taxes
Interest on borrowings increased 43% to $20 million, primarily due to a 52% increase in average debt outstanding. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration paid in connection with the Scottrade acquisition.
Our effective income tax rate was 2.0% for the first quarter of fiscal 2018, compared to 36.3% for the first quarter of the prior year. The effective income tax rate for the first quarter of fiscal 2018 included an estimated net favorable adjustment of $68 million related to the remeasurement of our deferred tax balances as it pertains to the Tax Cuts and Jobs Act, a $3 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $6 million favorable benefit primarily resulting from acquisition-related exit costs. The effective income tax rate for the first quarter of fiscal 2018 was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. The Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. For more information, see Note 7 – Income Taxes under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. These items had a net favorable impact on our earnings for the first quarter of fiscal 2018 of approximately $0.14 per share. The effective income tax rate for the first quarter of the prior year included $7 million of favorable resolutions of state income tax matters. This favorably impacted earnings for the first quarter of the prior year by approximately $0.01 per share. As a result of the Act, we estimate our effective income tax rate will be approximately 27% for the remainder of fiscal 2018, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. This estimate is based on a forecast of income through September 30, 2018 and is subject to change based on actual results. Additionally, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Liquidity and Capital Resources
As a holding company, TD Ameritrade Holding Corporation (the "Parent") conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal 2018 were financed primarily from our subsidiaries' earnings, cash on hand and short-term borrowings. During the second quarter of fiscal 2018, we anticipate increased liquidity needs at our clearing broker-dealer subsidiaries in order to support regulatory and working capital requirements associated with the continued integration and migration of client accounts from the Scottrade platform to the Company's platform. We plan to finance both our ordinary and integration-related capital and liquidity needs during the remainder of fiscal 2018 primarily from our subsidiaries' earnings, cash on hand and short-term borrowings.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity for operational contingencies. Liquidity for operational contingencies could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $723 million and uncommitted facilities of $900 million were available to the Parent's primary broker-dealer and FCM/FDM subsidiaries as of December 31, 2017. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.

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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of December 31, 2017 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$1,704	$905	$799
TD Ameritrade, Inc.	$186	$0.3	$186
Scottrade, Inc.	$367	$183	$184

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$84	$25	$59
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

The following table sets forth our clearing broker-dealer subsidiaries' cash and investments deposited with clearing organizations for the clearing of client equity and option trades (dollars in millions):

	December 31, 2017	September 30, 2017
TD Ameritrade Clearing, Inc.	$615	$476
Scottrade, Inc.	$99	$73
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
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	December 31, 2017	September 30, 2017
TD Ameritrade Clearing, Inc.	$18.7	$18.5
Scottrade, Inc.	$6.2	$6.2
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 are summarized in the following table (dollars in billions):

	December 31, 2017	September 30, 2017
TD Ameritrade Clearing, Inc.	$6.5	$6.4
Scottrade, Inc.	$3.3	$3.7
For general liquidity needs, TDAC currently maintains a senior unsecured revolving credit facility in an aggregate principal amount of $600 million. This facility is described under Long-term Debt and Other Borrowings – TD Ameritrade Clearing, Inc. Credit Agreement later in this section. TDAC also utilizes secured uncommitted lines of credit for short-term liquidity needs.
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
We define liquid assets available for corporate investing and financing activities as the sum of (a) excess corporate cash and cash equivalents and investments, less securities sold under agreements to repurchase, and (b) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Excess corporate cash and cash equivalents and investments includes cash and cash equivalents from our investment advisory subsidiaries and excludes (i) amounts being maintained to provide liquidity for operational contingencies, including lending to our broker-dealer and FCM/FDM subsidiaries under intercompany credit agreements, (ii) amounts maintained for corporate working capital and (iii) the net amounts held as collateral for derivative contracts. Liquid assets available for corporate investing and financing activities is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

	Dec. 31,	Sept. 30,
	2017	2017	Change
Cash and cash equivalents - GAAP	$1,644	$1,472	$172
Less: Non-corporate cash and cash equivalents	(844)	(1,174)	330
Corporate cash and cash equivalents	800	298	502
Corporate investments	—	714	(714)
Less: Corporate liquidity maintained for operational contingencies	(723)	(723)	—
Amounts maintained for corporate working capital	(65)	(87)	22
Amounts held as collateral for derivative contracts, net	(8)	(40)	32
Excess corporate cash and cash equivalents and investments	4	162	(158)
Excess regulatory net capital over management targets	85	46	39
Liquid assets available for corporate investing and financing activities - non-GAAP	$89	$208	$(119)
The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2017	$208
Plus: EBITDA(1)	395
Less: Additional net capital requirement due to increase in aggregate debits	(128)
Payment of cash dividends	(119)
Income taxes paid	(112)
Purchase of property and equipment	(63)
Other changes in working capital and regulatory net capital	(19)
Interest paid	(36)
Change in net capital related to daily futures client cash sweep	(17)
Cash paid in business combination	(12)
Purchase of treasury stock for income tax withholding on stock-based compensation	(8)
Liquid assets available for corporate investing and financing activities as of December 31, 2017	$89

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
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
Fair Value Hedging – We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge this exposure, we entered into fixed-for-variable interest rate swaps on each of the Senior Notes. Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Senior Notes.

The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of December 31, 2017, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 2.65%.
TD Ameritrade Holding Corporation Credit Agreement – The Parent has access to a senior unsecured revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of December 31, 2017.
TD Ameritrade Clearing, Inc. Credit Agreement – TDAC has access to a senior unsecured revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is April 21, 2022. There were no borrowings outstanding under the TDAC Revolving Facility as of December 31, 2017.
Notes Payable – TDAC utilizes secured uncommitted lines of credit for short-term liquidity needs. As of December 31, 2017, there was $50 million in borrowings outstanding under these credit lines.
Securities Sold Under Agreements to Repurchase (repurchase agreements) – At times, we enter into repurchase agreements to finance our short-term liquidity and capital needs. Under repurchase agreements, we receive cash from the counterparty and provide U.S. Treasury securities as collateral. On December 15, 2017, our outstanding repurchase agreement matured and we entered into another repurchase agreement with the same counterparty. The December 15, 2017 repurchase agreement will mature on March 15, 2018 and its terms are similar to the prior agreement. The applicable interest rate under the December 15, 2017 repurchase agreement is calculated based on one-month LIBOR, plus an interest rate margin of ten basis points. As of December 31, 2017, the effective interest rate was 1.58%. We will repurchase the collateral on March 15, 2018 for $97 million, plus accrued interest.
Intercompany Credit Agreements – The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit. The current committed and/or uncommitted lines of credit are summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$400	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$22.5	N/A	August 11, 2021
Scottrade, Inc.	$300	$300	March 1, 2022

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of December 31, 2017.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. As of December 31, 2017, we had approximately 26 million shares remaining under this stock repurchase authorization. We have suspended further repurchases under our current stock repurchase authorization until after the completion of the Scottrade integration, at which time the program will be reviewed.
Cash Dividends
We declared a $0.21 per share quarterly cash dividend on our common stock during each of the first two quarters of fiscal 2018. We paid $119 million in cash dividends during the first quarter of fiscal 2018. We expect to pay the second quarter dividend of $119 million on February 20, 2018.

Contractual Obligations
The following item constitutes a material change in our contractual obligations outside the ordinary course of business since September 30, 2017:
During the first quarter of fiscal 2018, we accelerated and paid approximately $51 million of future purchase obligations into fiscal 2018. These purchase obligations were originally expected to be paid during fiscal years 2019 through 2027 and consisted of early contract termination costs associated with the Scottrade integration.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 10– Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 15 – Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (27% of our net revenues for the first quarter of fiscal 2018) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Interest Rate Risk
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our bank deposit account arrangements and on money market mutual funds, which are subject to interest rate risk. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in us earning a larger net interest spread. Conversely, a falling interest rate environment generally results in us earning a smaller net interest spread.
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of December 31, 2017, our consolidated duration was 1.9 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2017 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $90 million to $185 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $200 million to $230 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels despite the increase in the federal funds target range by 25 basis points to 1.25% to 1.50% as directed by the Federal Open Market Committee in December 2017.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2017. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.
As the Scottrade acquisition occurred on September 18, 2017, management excluded the internal control over financial reporting of Scottrade from the scope of the assessment of the effectiveness of the Company's disclosure controls and procedures. Since the date of acquisition, Scottrade's financial results are included in the Company's consolidated financial statements and constituted approximately $10 billion and $3 billion of total and net assets, respectively, as of December 31, 2017, and $277 million and $73 million of net revenues and net loss, respectively, for the three months ended December 31, 2017. Due to the timing of the acquisition, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scottrade. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of the effectiveness of internal control over financial reporting of a recently acquired business may be omitted from management's scope within a year of the acquisition.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II – OTHER INFORMATION
Item 1. – Legal Proceedings
For information regarding legal proceedings, see Note 10 – Commitments and Contingencies – "Legal and Regulatory Matters" under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.

Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A— "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2017.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2017 – October 31, 2017	11,792	$48.66	—	25,979,986
November 1, 2017 – November 30, 2017	78,966	$49.11	—	25,979,986
December 1, 2017 – December 31, 2017	70,359	$51.98	—	25,979,986
Total – Three months ended December 31, 2017	161,117	$50.33	—	25,979,986
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the first quarter of fiscal 2018.
During the quarter ended December 31, 2017, 161,117 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

10.1
Separation and Release of Claims Agreement, effective November 1, 2017, between J. Thomas Bradley and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K filed on November 17, 2017)

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
Dated: February 8, 2018

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)