Form 10-Q
period 2018-03-31
TD AMERITRADE HOLDING CORP
filed 2018-05-08
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒
As of May 1, 2018, there were 567,451,022 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2018 and 2017. These financial statements are the responsibility of the Company's management.
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
/s/ ERNST & YOUNG LLP
New York, New York
May 8, 2018

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	September 30, 2017
	(In millions)
ASSETS
Cash and cash equivalents	$1,373	$1,472
Cash and investments segregated and on deposit for regulatory purposes	6,863	10,446
Receivable from brokers, dealers and clearing organizations	1,395	1,334
Receivable from clients, net	20,823	17,151
Receivable from affiliates	209	137
Other receivables, net	282	174
Securities owned, at fair value	413	503
Investments available-for-sale, at fair value (including $197 million and $99 million of securities pledged as collateral for repurchase agreements at March 31, 2018 and September 30, 2017, respectively)	488	746
Property and equipment at cost, net	801	752
Goodwill	4,202	4,213
Acquired intangible assets, net	1,395	1,470
Other assets	166	229
Total assets	$38,410	$38,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,093	$2,504
Payable to clients	23,848	25,107
Accounts payable and other liabilities	898	815
Payable to affiliates	50	109
Other borrowings	318	97
Long-term debt	2,477	2,555
Deferred income taxes	131	193
Total liabilities	30,815	31,380
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; 567 million shares outstanding	7	7
Additional paid-in capital	3,387	3,369
Retained earnings	6,341	6,011
Treasury stock, common, at cost: 103 million shares	(2,120)	(2,116)
Deferred compensation	1	1
Accumulated other comprehensive loss	(21)	(25)
Total stockholders' equity	7,595	7,247
Total liabilities and stockholders' equity	$38,410	$38,627
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$556	$365	$996	$719
Asset-based revenues:
Bank deposit account fees	381	269	762	514
Net interest revenue	308	154	585	305
Investment product fees	141	103	274	197
Total asset-based revenues	830	526	1,621	1,016
Other revenues	29	13	55	27
Net revenues	1,415	904	2,672	1,762
Operating expenses:
Employee compensation and benefits	461	229	875	443
Clearing and execution costs	56	37	103	73
Communications	46	29	99	64
Occupancy and equipment costs	79	45	160	89
Depreciation and amortization	35	25	69	49
Amortization of acquired intangible assets	37	19	75	38
Professional services	86	59	160	111
Advertising	90	80	154	137
Other	129	23	245	47
Total operating expenses	1,019	546	1,940	1,051
Operating income	396	358	732	711
Other expense:
Interest on borrowings	24	14	44	28
Loss on sale of investments	—	—	11	—
Other	—	—	2	—
Total other expense	24	14	57	28
Pre-tax income	372	344	675	683
Provision for income taxes	101	130	107	253
Net income	$271	$214	$568	$430
Earnings per share — basic	$0.48	$0.41	$1.00	$0.81
Earnings per share — diluted	$0.48	$0.40	$1.00	$0.81
Weighted average shares outstanding — basic	567	528	567	528
Weighted average shares outstanding — diluted	570	530	569	530
Dividends declared per share	$0.21	$0.18	$0.42	$0.36
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In millions)
Net income	$271	$214	$568	$430
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized gain (loss)	(2)	1	(6)	(9)
Reclassification adjustment for realized loss included in net income	—	—	11	—
Net change in investments available-for-sale	(2)	1	5	(9)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1	2	2
Total other comprehensive income (loss), before tax	(1)	2	7	(7)
Income tax effect	—	(1)	(3)	3
Total other comprehensive income (loss), net of tax	(1)	1	4	(4)
Comprehensive income	$270	$215	$572	$426
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2018	2017
	(In millions)
Cash flows from operating activities:
Net income	$568	$430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69	49
Amortization of acquired intangible assets	75	38
Deferred income taxes	(63)	(9)
Loss on sale of investments	11	—
Stock-based compensation	26	18
Provision for doubtful accounts on client and other receivables	65	4
Other, net	8	5
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	3,583	2
Receivable from brokers, dealers and clearing organizations	(61)	89
Receivable from clients, net	(3,739)	(99)
Receivable from/payable to affiliates, net	(104)	(5)
Other receivables, net	(107)	15
Securities owned, at fair value	90	(26)
Other assets	(21)	(23)
Payable to brokers, dealers and clearing organizations	589	(156)
Payable to clients	(1,259)	183
Accounts payable and other liabilities	8	122
Net cash provided by (used in) operating activities	(262)	637
Cash flows from investing activities:
Purchase of property and equipment	(119)	(79)
Cash paid in business acquisition	(4)	—
Purchase of investments available-for-sale, at fair value	(392)	—
Proceeds from sale of investments available-for-sale, at fair value	643	—
Proceeds from sale and maturity of short-term investments	65	—
Net cash provided by (used in) investing activities	193	(79)
Cash flows from financing activities:
Payment of debt issuance costs	(2)	—
Net proceeds from secured uncommitted lines of credit	125	—
Net proceeds from securities sold under agreements to repurchase	96	—
Proceeds from senior revolving credit facilities	2,050	—
Principal payments on senior revolving credit facilities	(2,050)	—
Payment of cash dividends	(238)	(190)
Proceeds from exercise of stock options: Six months ended March 31, 2017 – 1.3 million shares	—	23
Purchase of treasury stock for income tax withholding on stock-based compensation: Six months ended March 31, 2018 and 2017 – 0.3 million shares	(13)	(15)
Other	2	—
Net cash used in financing activities	(30)	(182)
Net increase (decrease) in cash and cash equivalents	(99)	376
Cash and cash equivalents at beginning of period	1,472	1,855
Cash and cash equivalents at end of period	$1,373	$2,231
Supplemental cash flow information:
Interest paid	$60	$28
Income taxes paid	$119	$103

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Six Month Periods Ended March 31, 2018 and 2017
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
Recently Adopted Accounting Pronouncements
ASU 2018-05 — In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends Accounting Standards Codification ("ASC") 740, Income Taxes, to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act") pursuant to Staff Accounting Bulletin No. 118, which allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Act's enactment date. This ASU was effective upon issuance. For additional information regarding the Company's accounting for the tax effects of the Act under this guidance, see Note 7, Income Taxes.
ASU 2016-09 — In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplified several aspects of the accounting for share-based payment transactions, including: (1) recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income; (2) treat tax effects of exercised or vested awards as discrete items in the period in which they occur; (3) recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (4) classify excess tax benefits with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) classify cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity in the statement of cash flows. The Company adopted the amended accounting guidance as of October 1, 2017, and as a result, the Company's provision for income taxes was reduced by $1 million and $4 million on its Condensed Consolidated Statement of Income for the three and six months ended March 31, 2018, respectively, due to the inclusion of excess tax benefits applied on a prospective basis. The future effects of excess tax benefits and tax deficiencies recognized in the Company's earnings will depend on the volume of equity compensation during a particular period and on the market price of the Company's common stock at the date the equity awards either vest or are exercised. In addition, the Company elected to retrospectively adopt the amendment to present excess tax benefits on share-based compensation as an operating activity on the statement of cash flows. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $11 million on the Company's Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2017. For the purpose of recognizing compensation cost associated with share-based awards, the Company has elected to continue to follow its current practice of estimating forfeitures. None of the other provisions in this amended guidance had a significant impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU 2018-02 — In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
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
ASU 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in ASC Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee will be required to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference from the previous guidance is that lease assets and liabilities arising from operating leases will be recognized in the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and will require an entity to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact of this ASU, but does not expect the standard to have a material impact on its net income. Upon adoption of ASU 2016-02, the Company expects to recognize right-of-use assets and lease liabilities for its operating leases, with initial measurement as defined by the ASU, in its Condensed Consolidated Balance Sheets.
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
The Company plans to adopt the revenue recognition standard as of October 1, 2018 using the modified retrospective method of adoption. The guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, the Company does not expect the adoption of this standard to impact net interest revenue. While the Company has not yet identified any material changes in the timing of revenue recognition, its review is ongoing. The Company continues to evaluate the potential impacts that these revenue recognition standards may have on its condensed consolidated financial statements, including the incremental costs of obtaining contracts, gross versus net reporting, and additional disclosure requirements.
2. Business Acquisition
On September 18, 2017, the Company completed its acquisition of Scottrade Financial Services, Inc. ("Scottrade"), pursuant to an Agreement and Plan of Merger dated October 24, 2016 (the "Acquisition") among the Company, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (the "Riney Stockholder"), and Alto Acquisition Corp., a wholly-owned subsidiary of the Company. Founded in 1980, Scottrade provided securities brokerage and investment services to retail investors, traders and independent registered investment advisors through its online platform as well as through nearly 500 branch locations.
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
The Company accounted for the purchase of Scottrade using the acquisition method of accounting under GAAP and accordingly, the purchase price of the Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The determination of estimated fair values requires management to make significant estimates and assumptions. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the date of Acquisition, and such adjustments are not expected to be material to the Company's condensed consolidated financial statements. These provisional amounts consist primarily of estimates related to property acquired and liabilities assumed. The Company expects to finalize the valuation of these assets and liabilities as soon as practicable, but not later than one year from the Acquisition date. Adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed are recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill. During the six months ended March 31, 2018, the Company recorded purchase accounting adjustments, primarily attributable to post-closing adjustments related to the Bank Merger Consideration and liabilities assumed, resulting in a net decrease in goodwill of $11 million. Goodwill associated with the Acquisition was primarily attributable to the anticipated synergies from combining the operations of the Company and Scottrade. Approximately $1.60 billion of the goodwill associated with the Acquisition is expected to be deductible for income tax purposes.
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
(2) Includes $1.37 billion of Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, which was used to fund a portion of the Acquisition.

The provisional purchase price allocation for Scottrade as of March 31, 2018 is summarized as follows (dollars in millions):

Cash and cash equivalents(1)	$1,785
Cash and investments segregated and on deposit for regulatory purposes	3,535
Receivable from brokers, dealers and clearing organizations	167
Receivable from clients, net	3,136
Receivable from affiliates	29
Other receivables	55
Securities owned	37
Property and equipment	133
Goodwill	1,735
Acquired intangible assets	974
Deferred tax assets	76
Other assets	34
Total assets acquired	11,696
Payable to brokers, dealers and clearing organizations	(354)
Payable to clients	(6,248)
Accounts payable and other liabilities	(244)
Payable to affiliates	(80)
Long-term debt(2)	(436)
Total liabilities assumed	(7,362)
Total provisional purchase price allocated	$4,334

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
The following table summarizes the unaudited pro forma financial information for the three and six months ended March 31, 2017 (dollars in millions):

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
	(unaudited)
Pro forma net revenues	$1,147	$2,218
Pro forma net income	$229	$450
Pro forma basic earnings per share	$0.40	$0.79
Pro forma diluted earnings per share	$0.40	$0.79

3. Cash and Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	March 31, 2018	September 30, 2017
Broker-dealer subsidiaries	$814	$997
Corporate	336	279
Trust company subsidiary	107	79
Futures commission merchant and forex dealer member subsidiary	92	98
Investment advisory subsidiaries	24	19
Total	$1,373	$1,472
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, trust company and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries to the Parent.
4. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	March 31, 2018	September 30, 2017
Cash in demand deposit accounts	$2,450	$3,653
U.S. government debt securities	2,297	4,019
U.S. government agency mortgage-backed securities	1,409	1,486
Reverse repurchase agreements (collateralized by U.S. government debt securities)	500	1,004
Cash on deposit with futures commission merchants	157	209
U.S. government debt securities on deposit with futures commission merchant	50	75
Total	$6,863	$10,446
5. Goodwill
The Company has recorded goodwill for business acquisitions to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the six months ended March 31, 2018 (dollars in millions):

Balance as of September 30, 2017	$4,213
Purchase accounting adjustments(1)	(11)
Balance as of March 31, 2018	$4,202

(1) The purchase accounting adjustments are primarily attributable to post-closing adjustments related to the Bank Merger Consideration and liabilities assumed in the acquisition of Scottrade. The purchase price allocation for the Scottrade acquisition is provisional as of March 31, 2018. The provisional amounts consist primarily of estimates related to property acquired and liabilities assumed. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the date of acquisition.
6. Exit Liabilities
As of September 18, 2017, the date of Acquisition, the Company began to incur costs in connection with actions taken to attain synergies from combining the operations of the Company and Scottrade. These costs, collectively referred to as "acquisition-related exit costs," include severance and other costs associated with consolidating facilities and administrative functions. The Company expects to incur total acquisition-related exit costs ranging from approximately $535 million to $615 million, consisting of severance pay and other employment benefits ranging from $350 million to $370 million and contract termination and other costs ranging from $185 million to $245 million. All acquisition-related exit costs are expected to be incurred by the end of fiscal year 2018.

The following tables summarize activity in the Company's exit liabilities for the three and six month periods ended March 31, 2018, which are included in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets (dollars in millions):

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, December 31, 2017	$200		$12		$212
Costs incurred and charged to expense	96	(1)	63	(2)	159
Costs paid or otherwise settled	(183)		(37)		(220)
Balance, March 31, 2018	$113		$38		$151

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2017	$138		$—		$138
Exit liabilities assumed - post closing adjustments	—		9		9
Costs incurred and charged to expense	178	(1)	161	(2)	339
Costs paid or otherwise settled	(203)		(132)		(335)
Balance, March 31, 2018	$113		$38		$151

(1) Costs incurred for severance pay and other employment benefits are included in employee compensation and benefits on the Condensed Consolidated Statements of Income.
(2) Costs incurred for contract termination and other costs are primarily included in other operating expense and professional services on the Condensed Consolidated Statements of Income.
There were exit costs incurred which were not associated with the Scottrade acquisition; however, these costs were not material for the three and six months ended March 31, 2018 and 2017.
The following table summarizes the cumulative amount of acquisition-related exit costs incurred by the Company related to the Scottrade acquisition as of March 31, 2018 (dollars in millions):

	Severance Pay and Other Employment Benefits	Contract Termination and Other Costs	Total
Exit liabilities assumed in business acquisition	$100	$9	$109
Employee compensation and benefits	212	—	212
Communications	—	1	1
Occupancy and equipment costs	—	5	5
Professional services	—	27	27
Other operating expense	—	125	125
Other non-operating expense	—	2	2
Total	$312	$169	$481
The remaining acquisition-related exit costs are expected to be incurred and charged to expense over the course of the Scottrade integration during fiscal year 2018.
7. Income Taxes
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of March 31, 2018, the Company has not completed its accounting for the tax effects of the Act. However, in certain cases, as described below, the Company has made reasonable estimates as to the impacts on its effective income tax rate, existing deferred income tax balances and unrecognized tax benefits. The estimates recorded are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the impact of the Act on its financial statements.

The Company may need to make adjustments to the provisional amounts if it obtains, prepares or analyzes additional information regarding facts and circumstances which existed as of the date of enactment; however, such adjustments are not expected to be material to the Company's condensed consolidated financial statements. Any adjustment to a provisional amount will be recorded in the provision for income taxes on the Company's Condensed Consolidated Statement of Income and treated as a discrete event in the period in which the adjustment is identified. The Company expects to finalize its accounting for the tax effects of the Act as soon as practicable, but not later than one year from the date of enactment.
The Company's effective income tax rate for the six months ended March 31, 2018 and 2017 was 15.9% and 37.0%, respectively. The provision for income taxes for the six months ended March 31, 2018 included an estimated net favorable adjustment of $68 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $4 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $12 million favorable benefit resulting from selectively accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on the Company's earnings for the six months ended March 31, 2018 of approximately $0.15 per share. The provision for income taxes for the six months ended March 31, 2017 included $7 million of net favorable resolutions of state income tax matters and $2 million of favorable tax benefits for certain federal incentives. These items had a net favorable impact on the Company's earnings for the six months ended March 31, 2017 of approximately $0.02 per share.
The Company remeasured deferred income tax asset and liability balances as of the date of the Act's enactment based on the income tax rates at which they are expected to reverse in the future, which is estimated to be 24% to 25%. In accordance with Staff Accounting Bulletin 118, the estimated net favorable adjustment of $68 million related to the remeasurement of the Company's deferred income tax balances is considered provisional at March 31, 2018. The Company continues to analyze certain aspects of the Act and refine its calculations, which could potentially affect the measurement of these balances or give rise to new deferred income tax amounts. Deferred tax assets (liabilities) are comprised of the following for the periods indicated (dollars in millions):

	March 31, 2018	September 30, 2017
Deferred tax assets:
Accrued and other liabilities	$98	$131
Stock-based compensation	17	28
Unrecognized loss on cash flow hedging instruments	8	15
Allowance for doubtful accounts	17	6
Intangible assets, state tax benefit	4	5
Operating loss carryforwards	—	1
Gross deferred tax assets	144	186
Less: Valuation allowance	—	(1)
Net deferred tax assets	144	185
Deferred tax liabilities:
Acquired intangible assets	(222)	(331)
Property and equipment	(39)	(35)
Prepaid expenses	(12)	(11)
Other deferred tax liabilities	(2)	(1)
Total deferred tax liabilities	(275)	(378)
Net deferred tax liabilities	$(131)	$(193)
As of March 31, 2018, the Company has not accumulated and analyzed the necessary information to complete the accounting for the tax effects of the Act related to changes in taxation for international operations; thus no estimates have been recorded for the impact of such changes. Any adjustments related to international taxation will be recorded in the period in which a reasonable estimate can be determined; however, the Company does not expect these adjustments to have a material impact on the Company's condensed consolidated financial statements.

8. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

March 31, 2018	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Secured uncommitted lines of credit	$125	$—	$—	$125
Securities sold under agreements to repurchase	193	—	—	193
Subtotal - Other borrowings	318	—	—	318
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	6	505
2.950% Notes due 2022	750	(5)	(20)	725
3.625% Notes due 2025	500	(3)	(8)	489
3.300% Notes due 2027	800	(8)	(34)	758
Subtotal - Long-term debt	2,550	(17)	(56)	2,477
Total long-term debt and other borrowings	$2,868	$(17)	$(56)	$2,795

September 30, 2017	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$97	$—	$—	$97
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	15	514
2.950% Notes due 2022	750	(5)	—	745
3.625% Notes due 2025	500	(3)	11	508
3.300% Notes due 2027	800	(9)	(3)	788
Subtotal - Long-term debt	2,550	(18)	23	2,555
Total long-term debt and other borrowings	$2,647	$(18)	$23	$2,652

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Lines of Credit – TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under the secured uncommitted lines, TDAC borrows on a demand basis from three unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having acceptable collateral as determined by each secured uncommitted credit agreement. At March 31, 2018, borrowings are limited to $200 million under one of the secured uncommitted credit agreements and the terms of the other two secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. At March 31, 2018, the weighted average interest rate on the aggregate borrowings outstanding under TDAC's secured uncommitted lines was 2.25% and the borrowings were collateralized by client margin securities valued at approximately $156 million. The value of client margin securities used as collateral is not reflected in the Condensed Consolidated Balance Sheets. In addition, the Parent has a secured uncommitted line of credit agreement with one unaffiliated bank, which limits its borrowings up to $100 million on a demand basis.
Securities Sold Under Agreements to Repurchase (repurchase agreements) – The Company's repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The remaining contractual maturity of the repurchase agreements with outstanding balances as of March 31, 2018 and September 30, 2017, was less than 30 days and 90 days, respectively. The weighted average interest rate on the balances outstanding as of

March 31, 2018 and September 30, 2017 was 1.90% and 1.25%, respectively. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swaps on the 2027 Notes. As of March 31, 2018, the weighted average interest rate on the aggregate principal balance of the Senior Notes was 3.04%.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Gain (loss) on fair value of interest rate swaps	$(55)	$(4)	$(79)	$(53)
Gain (loss) on fair value of hedged fixed-rate debt	55	4	79	53
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2018	September 30, 2017
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$6	$26
Accounts payable and other liabilities	$(62)	$(3)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of March 31, 2018 and September 30, 2017, the pay-variable interest rate swap counterparties had pledged $13 million and $40 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2018 and September 30, 2017, the Company had pledged $44 million and $1 million of collateral, respectively, to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Senior Revolving Credit Facilities – On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. As of

March 31, 2018, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
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
In addition to the Parent Revolving Facility, the Parent entered into a credit agreement on February 16, 2018, consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $500 million (the "February 2018 Parent Revolving Facility"), maturing on May 17, 2018. Borrowings under the February 2018 Parent Revolving Facility may be used for working capital needs and for general corporate purposes. The terms under the February 2018 Parent Revolving Facility are substantially the same as the Parent Revolving Facility, as described above. There were no borrowings outstanding under the Parent's revolving credit facilities as of March 31, 2018.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facility – On April 21, 2017, TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, entered into a credit agreement consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is April 21, 2022.
The applicable interest rate under the TDAC Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (b) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay a commitment fee ranging from 0.07% to 0.175% on any unused amount of the TDAC Revolving Facility, determined by reference to the Company's public debt ratings. As of March 31, 2018, the interest rate margin would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, and the commitment fee was 0.10%, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facility as of March 31, 2018.
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

Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2018	$2,220	$485	$1,735	9.16%
September 30, 2017	$1,595	$340	$1,255	9.39%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
March 31, 2018	$102	$0.25	$102
September 30, 2017	$155	$0.25	$155

Scottrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement or 2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2018 (1)	$77	$0.25	$77	N/A
September 30, 2017	$348	$70	$278	9.99%

(1) On February 26, 2018, Scottrade, Inc. transferred substantially all of its broker-dealer business, including its clearing operations, to other subsidiaries of the Company.
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
March 31, 2018	$114	$23	$91
September 30, 2017	$77	$22	$55
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $36 million and $32 million as of March 31, 2018 and September 30, 2017, respectively, which exceeded the required Tier 1 capital by $16 million and $13 million, respectively.
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
Lawsuit regarding Scottrade Acquisition — On April 6, 2017, an alleged stockholder of the Company filed a stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit filed in the Delaware Chancery Court is captioned Vero Beach Police Officers' Retirement Fund, derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al., C.A. No. 2017-0264-JRS. On December 18, 2017, the plaintiff filed an amended complaint. The suit names as defendants TD and the members of the Company's board of directors. It also names the Company as a nominal defendant. The complaint alleges that the Company's acquisition of Scottrade and TD's acquisition of Scottrade Bank were unfair from the perspective of the Company because TD Bank, N.A. acquired Scottrade Bank for an allegedly low price, which in turn caused the Company to pay an allegedly high price to acquire Scottrade. The complaint claims that the Company's directors and TD, as the Company's alleged controlling stockholder, breached their fiduciary duties to the Company and its stockholders, and that TD aided and abetted the Company directors' breach of fiduciary duty and was unjustly enriched. The complaint seeks a declaration that demand on the Company's board is excused as futile and seeks corporate governance reforms, damages, interest and fees. The defendants have filed motions to dismiss. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of this lawsuit, or the potential losses, if any, that may result.
Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed five non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants: Walter Wurster, et al. v. Deloitte & Touche et al., Case No. 16CV25920 (filed Aug. 11, 2016), Kenneth Pommier, et al. v. Deloitte & Touche et al., Case No. 16CV36439 (filed Nov. 3, 2016), Charles Ramsdell, et al. v. Deloitte & Touche et al., Case No. 16CV40659 (filed Dec. 2, 2016), Charles Layton, et al. v. Deloitte & Touche et al., Case No. 17CV42915 (filed October 2, 2017) and John Cavanagh, et al. v. Deloitte & Touche et al., Case No. 18CV09052 (filed March 7, 2018). FINRA arbitrations have also been filed against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade customers purchased more than $140 million of Aequitas securities; TD Ameritrade served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. In the five non-class action lawsuits, approximately 200 named plaintiffs collectively allege a total of approximately $125 million in losses plus other damages. In the Wurster and Pommier cases, the Court, on TD Ameritrade's motion, dismissed the claims by those plaintiffs who were TD Ameritrade customers, in favor of arbitration. Discovery is ongoing. The Ramsdell and Layton cases have been stayed. On February 23, 2018, the Court in the Wurster and Pommier cases denied TD Ameritrade's motion to dismiss the claims by the plaintiffs who were not TD Ameritrade customers. The Company intends to vigorously defend against this litigation. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $180 million as of March 31, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
The Company extends margin credit and leverage to its clients. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. In connection with these activities, the Company also routes client orders for execution and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin-related transactions may expose the Company to credit risk in the event a client's assets are not sufficient to fully cover losses that the client may incur. Leverage involves securing a large potential future obligation with a lesser amount of collateral. The risks associated with margin credit and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. In the event the client fails to satisfy its obligations, the Company has the authority to liquidate certain positions in the client's account at prevailing market prices in order to fulfill the client's obligations. However, during periods of rapid market movements, clients who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. During February 2018, the public equity markets experienced a spike in volatility, including a sharp decline in the S&P 500 index. These market events had a significant impact on investments that are sensitive to volatility, including options on futures products. As a result of these market events, the Company recorded a net provision for doubtful accounts on client receivables of approximately $58 million during the second quarter of fiscal 2018, mostly related to clients holding concentrated positions in these market sensitive investments. These losses are included in other operating expenses on the Condensed Consolidated Statements of Income. The Company seeks to mitigate the risks associated with its client margin and leverage activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.
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

	March 31, 2018	September 30, 2017
Client margin securities	$29.0	$23.8
Stock borrowings	0.7	1.2
Total collateral available	$29.7	$25.0

Collateral loaned	$3.0	$2.4
Collateral repledged	7.1	4.1
Total collateral loaned or repledged	$10.1	$6.5

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	March 31, 2018	September 30, 2017
Cash	Receivable from brokers, dealers and clearing organizations	$668	$151
U.S. government debt securities	Securities owned, at fair value	304	398
Total		$972	$549

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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and September 30, 2017 (dollars in millions):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$917	$—	$—	$917
Investments segregated for regulatory purposes:
U.S. government debt securities	—	2,347	—	2,347
U.S. government agency mortgage-backed securities	—	1,409	—	1,409
Subtotal - Investments segregated for regulatory purposes	—	3,756	—	3,756
Securities owned:
U.S. government debt securities	—	403	—	403
Equity securities	5	1	—	6
Other	—	4	—	4
Subtotal - Securities owned	5	408	—	413
Investments available-for-sale:
U.S. government debt securities	—	488	—	488
Other assets:
Pay-variable interest rate swaps(1)	—	6	—	6
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	7	1	8
Total assets at fair value	$922	$4,659	$1	$5,582
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$62	$—	$62

(1)	See "Fair Value Hedging" in Note 8 for details.

	As of September 30, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,081	$—	$—	$1,081
Investments segregated for regulatory purposes:
U.S. government debt securities	—	4,094	—	4,094
U.S. government agency mortgage-backed securities	—	1,486	—	1,486
Subtotal - Investments segregated for regulatory purposes	—	5,580	—	5,580
Securities owned:
U.S. government debt securities	—	498	—	498
Other	1	4	—	5
Subtotal - Securities owned	1	502	—	503
Investments available-for-sale:
U.S. government debt securities	—	746	—	746
Other assets:
Pay-variable interest rate swaps(1)	—	26	—	26
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	27	1	28
Total assets at fair value	$1,082	$6,855	$1	$7,938
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 8 for details.
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
Fair Value of Financial Instruments Not Recorded at Fair Value
Receivable from/payable to brokers, dealers and clearing organizations, receivable from/payable to clients, receivable from/payable to affiliates, other receivables, accounts payable and other liabilities and certain other borrowings are short-term in nature and accordingly are carried at amounts that approximate fair value. These financial instruments are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).
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
Securities sold under agreements to repurchase (repurchase agreements) included within other borrowings — Under repurchase agreements the Company receives cash from the counterparties and provides U.S. Treasury securities as collateral. The obligations to repurchase securities sold are reflected as a liability on the Condensed Consolidated Balance Sheets. Repurchase agreements are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be repurchased, plus accrued interest. The Company's repurchase agreements are short-term in nature and accordingly the carrying value is a reasonable estimate of fair value (categorized as Level 2 of the fair value hierarchy).
Long-term debt — As of March 31, 2018, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $2.55 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.48 billion. As of September 30, 2017, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $2.63 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.56 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of March 31, 2018 and September 30, 2017 (dollars in millions):

	March 31, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	700	—	700	(46)	(638)	16
Other assets:
Pay-variable interest rate swaps	5	—	5	—	(5)	—
Total	$1,205	$—	$1,205	$(46)	$(1,143)	$16
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$3,001	$—	$3,001	$(50)	$(2,664)	$287
Securities sold under agreements to repurchase(4)	193	—	193	4	(197)	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	62	—	62	—	(44)	18
Total	$3,256	$—	$3,256	$(46)	$(2,905)	$305

	September 30, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,004	$—	$1,004	$—	$(1,004)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,154	—	1,154	(110)	(1,023)	21
Other assets:
Pay-variable interest rate swaps	26	—	26	—	(26)	—
Reverse repurchase agreements	65	—	65	—	(65)	—
Total other assets	91	—	91	—	(91)	—
Total	$2,249	$—	$2,249	$(110)	$(2,118)	$21
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,449	$—	$2,449	$(112)	$(2,113)	$224
Securities sold under agreements to repurchase(4)	97	—	97	2	(99)	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	—	(1)	2
Total	$2,549	$—	$2,549	$(110)	$(2,213)	$226

(1)
Included in the gross amounts of deposits paid for securities borrowed is $430 million and $675 million as of March 31, 2018 and September 30, 2017, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.97 billion and $1.65 billion as of March 31, 2018 and September 30, 2017, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	March 31, 2018	September 30, 2017
Deposits received for securities loaned:
Equity securities	$2,576	$2,109
Exchange-traded funds	279	230
Closed-end funds	87	66
Other	59	44
Total	$3,001	$2,449

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

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At March 31, 2018 and September 30, 2017, the Company had received total collateral with a fair value of $1.21 billion and $2.26 billion, respectively, and pledged total collateral with a fair value of $2.95 billion and $2.32 billion, respectively.

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
13. Accumulated Other Comprehensive Loss
The following tables present the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$(2)	$—	$(2)	$1	$(1)	$—
Net change in investments available-for-sale	(2)	—	(2)	1	(1)	—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	—	1	1	—	1
Net change in cash flow hedging instruments	1	—	1	1	—	1
Other comprehensive income (loss)	$(1)	$—	$(1)	$2	$(1)	$1

	Six Months Ended March 31,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized loss	$(6)	$1	$(5)	$(9)	$3	$(6)
Reclassification adjustment for realized loss included in net income(2)	11	(4)	7	—	—	—
Net change in investments available-for-sale	5	(3)	2	(9)	3	(6)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	2	—	2	2	—	2
Net change in cash flow hedging instruments	2	—	2	2	—	2
Other comprehensive income (loss)	$7	$(3)	$4	$(7)	$3	$(4)

(1)
The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

(2)
The before tax reclassification amount and related tax effect are included in loss on sale of investments and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in each component of accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Investments available-for-sale:
Beginning balance	$(1)	$(6)	$(5)	$—
Other comprehensive loss before reclassifications	(2)	—	(5)	(6)
Amounts reclassified from accumulated other comprehensive loss	—	—	7	—
Current period change	(2)	—	2	(6)
Ending balance	$(3)	$(6)	$(3)	$(6)
Cash flow hedging instruments:
Beginning balance	$(19)	$(21)	$(20)	$(22)
Amount reclassified from accumulated other comprehensive loss	1	1	2	2
Ending balance	$(18)	$(20)	$(18)	$(20)
Total accumulated other comprehensive loss:
Beginning balance	$(20)	$(27)	$(25)	$(22)
Current period change	(1)	1	4	(4)
Ending balance	$(21)	$(26)	$(21)	$(26)
14. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and six months ended March 31, 2018. The Company excluded from the calculation of diluted earnings per share 0.1 million shares underlying the stock-based compensation awards for the three and six months ended March 31, 2017 because their inclusion would have been antidilutive.
15. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company's common stock as of March 31, 2018. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate "notional" investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-

based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of March 31, 2018, the IDA portfolio was comprised of approximately 76% fixed-rate notional investments and 24% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2018	2017	2018	2017
Insured Deposit Account Agreement	Bank deposit account fees	$349	$269	$693	$514
Referral and Strategic Alliance Agreement	Various	4	4	8	7
Mutual Fund Agreements	Investment product fees	4	4	8	7
Other	Various	4	2	8	5
Total revenues		$361	$279	$717	$533

		Expenses to TD and its Affiliates
	Statement of Income Classification	Three months ended March 31,		Six months ended March 31,
Description		2018	2017	2018	2017
Canadian Call Center Services Agreement(1)	Professional services	$—	$3	$—	$7
Other	Various	1	1	1	1
Total expenses		$1	$4	$1	$8

(1)	The Company notified TD of its intent to not extend or renew the Canadian Call Center Services Agreement and services under this agreement ended by September 30, 2017.
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	March 31, 2018	September 30, 2017
Assets:
Receivable from affiliates	$170	$110

Liabilities:
Payable to brokers, dealers and clearing organizations	$75	$37
Payable to affiliates	6	38
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
As of March 31, 2018, receivables from and payables to affiliates on the Condensed Consolidated Balance Sheets included $39 million and $44 million, respectively, in connection with the acquisition of Scottrade and are expected to be settled during fiscal 2018. As of September 30, 2017, receivables from and payables to affiliates included $27 million of assets acquired and $71 million of liabilities assumed, respectively, in connection with the acquisition of Scottrade.
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
Liquid assets available for corporate investing and financing activities — Liquid assets available for corporate investing and financing activities is a non-GAAP financial measure. We consider liquid assets available for corporate investing and financing activities to be an important measure of our liquidity. We define liquid assets available for corporate investing and financing activities as the sum of (a) excess corporate cash and cash equivalents and investments, less securities sold under agreements to repurchase, and (b) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Excess corporate cash and cash equivalents and investments includes cash and cash equivalents from our investment advisory subsidiaries and excludes (i) amounts being maintained to provide liquidity for operational contingencies, including amounts available to be drawn by our broker-dealer and FCM/FDM subsidiaries under the Parent's intercompany committed lines of credit, (ii) amounts maintained for corporate working capital and (iii) the net amounts held as collateral for derivative contracts. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets available for corporate investing and financing activities, rather than simply including regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined under clause (b) above, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets available for corporate investing and financing activities is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. Liquid assets available for corporate investing and financing activities should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended March 31,				Six months ended March 31,
	2018		2017		2018		2017
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income - GAAP	$271	19.2%	$214	23.7%	$568	21.3%	$430	24.4%
Add:
Depreciation and amortization	35	2.5%	25	2.8%	69	2.6%	49	2.8%
Amortization of acquired intangible assets	37	2.6%	19	2.1%	75	2.8%	38	2.2%
Interest on borrowings	24	1.7%	14	1.5%	44	1.6%	28	1.6%
Provision for income taxes	101	7.1%	130	14.4%	107	4.0%	253	14.4%
EBITDA - non-GAAP	$468	33.1%	$402	44.5%	$863	32.3%	$798	45.3%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Our net income increased 27% for the second quarter of fiscal 2018 compared to the same period in the prior year due to an increase in net revenues and a lower effective income tax rate, primarily due to the enactment of the Tax Cut and Jobs Act (the "Act") on December 22, 2017. These increases were partially offset by increases in operating expenses and interest on borrowings. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 16% for the second quarter of fiscal 2018 compared to the same period in the prior year, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 20% to $0.48 for the second quarter of fiscal 2018 compared to $0.40 for the second quarter of fiscal 2017 due to higher net income, partially offset by an 8% increase in average diluted shares outstanding as a result of the issuance of our common stock in connection with the Scottrade acquisition. Based on our expectations for net revenues and expenses, which are expected to exceed the high end of our fiscal 2018 projections, and a lower effective income tax rate as a result of the Act, we expect diluted earnings per share to be near the upper half of our guidance range of $1.85 to $2.45 for fiscal year 2018, depending largely on the level of client trading activity, client asset growth and the level of interest rates.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017
Our net income increased 32% for the first half of fiscal 2018 compared to the same period in the prior year due to an increase in net revenues and a lower effective income tax rate, primarily due to the enactment of the Act. These increases were partially offset by increases in operating expenses and interest on borrowings, and an $11 million loss on sale of investments during the first quarter of fiscal 2018.
Our EBITDA increased 8% for the first half of fiscal 2018 compared to the same period in the prior year, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization, and an $11 million loss on sale of investments during the first quarter of fiscal 2018.
Our diluted earnings per share increased 23% to $1.00 for the first half of fiscal 2018 compared to $0.81 for the first half of fiscal 2017 due to higher net income, partially offset by a 7% increase in average diluted shares outstanding as a result of the issuance of our common stock in connection with the Scottrade acquisition.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first half of fiscal 2018, asset-based revenues and transaction-based revenues accounted for 61% and 37% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended March 31,		Increase/ (Decrease)	Six months ended March 31,		Increase/ (Decrease)
	2018	2017		2018	2017
Average bank deposit account balances	$118,305	$95,140	$23,165	$118,707	$94,191	$24,516
Average interest-earning assets	31,960	24,584	7,376	31,789	24,519	7,270
Average spread-based balances	$150,265	$119,724	$30,541	$150,496	$118,710	$31,786

Bank deposit account fee revenue	$381	$269	$112	$762	$514	$248
Net interest revenue	308	154	154	585	305	280
Spread-based revenue	$689	$423	$266	$1,347	$819	$528

Avg. annualized yield—bank deposit account fees	1.29%	1.13%	0.16%	1.27%	1.08%	0.19%
Avg. annualized yield—interest-earning assets	3.86%	2.50%	1.36%	3.64%	2.46%	1.18%
Net interest margin (NIM)	1.83%	1.41%	0.42%	1.77%	1.36%	0.41%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2018	2017		2018	2017
Segregated cash	$28	$10	$18	$56	$17	$39
Client margin balances	213	109	104	404	217	187
Securities lending/borrowing, net	61	31	30	114	65	49
Other cash and interest-earning investments	8	4	4	15	7	8
Client credit balances	(2)	—	(2)	(4)	(1)	(3)
Net interest revenue	$308	$154	$154	$585	$305	$280

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2018	2017		2018	2017
Segregated cash	$8,668	$8,680	0%	$9,291	$8,702	7%
Client margin balances	19,142	11,871	61%	18,339	11,885	54%
Securities borrowing	864	931	(7)%	1,010	943	7%
Other cash and interest-earning investments	3,286	3,102	6%	3,149	2,989	5%
Interest-earning assets	$31,960	$24,584	30%	$31,789	$24,519	30%

Client credit balances	$21,489	$16,138	33%	$21,448	$16,122	33%
Securities lending	2,826	1,654	71%	2,732	1,771	54%
Interest-bearing liabilities	$24,315	$17,792	37%	$24,180	$17,893	35%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2018	2017		2018	2017
Segregated cash	1.31%	0.46%	0.85%	1.19%	0.38%	0.81%
Client margin balances	4.45%	3.67%	0.78%	4.35%	3.61%	0.74%
Other cash and interest-earning investments	1.03%	0.54%	0.49%	0.93%	0.49%	0.44%
Client credit balances	(0.04)%	(0.01)%	(0.03)%	(0.03)%	(0.01)%	(0.02)%
Net interest revenue	3.86%	2.50%	1.36%	3.64%	2.46%	1.18%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2018	2017		2018	2017
Money market mutual fund	$4	$4	$—	$8	$8	$—
Market fee-based investment balances	137	99	38	266	189	77
Total investment product fees	$141	$103	$38	$274	$197	$77

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2018	2017		2018	2017
Money market mutual fund	$3,967	$3,529	12%	$3,860	$3,616	7%
Market fee-based investment balances	247,719	176,898	40%	236,839	171,768	38%
Total fee-based investment balances	$251,686	$180,427	39%	$240,699	$175,384	37%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2018	2017		2018	2017
Money market mutual fund	0.42%	0.44%	(0.02)%	0.43%	0.41%	0.02%
Market fee-based investment balances	0.22%	0.22%	0.00%	0.22%	0.22%	0.00%
Total investment product fees	0.22%	0.23%	(0.01)%	0.23%	0.22%	0.01%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2018	2017		2018	2017
Total trades (in millions)	57.53	32.05	80%	102.93	62.48	65%
Average client trades per day	943,058	516,994	82%	833,432	501,837	66%
Trading days	61.0	62.0	(2)%	123.5	124.5	(1)%
Average commissions per trade(1)	$7.50	$8.79	(15)%	$7.52	$8.92	(16)%
Order routing revenue (in millions)	$125	$83	51%	$222	$162	37%

(1)	Effective in September 2017, the average commissions per trade metric was revised to exclude order routing revenue. Prior periods have been updated to conform to the current presentation.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2018	2017		2018	2017
Funded accounts (beginning of period)	11,129,000	7,046,000	58%	11,004,000	6,950,000	58%
Funded accounts (end of period)	11,266,000	7,189,000	57%	11,266,000	7,189,000	57%
Percentage change during period	1%	2%		2%	3%

Client assets (beginning of period, in billions)	$1,178.8	$797.0	48%	$1,118.5	$773.8	45%
Client assets (end of period, in billions)	$1,185.7	$846.7	40%	$1,185.7	$846.7	40%
Percentage change during period	1%	6%		6%	9%

Net new assets (in billions)	$22.2	$19.5	14%	$48.6	$38.1	28%
Net new assets annualized growth rate	8%	10%		9%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2018	2017		2018	2017
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$556	$365	52%	$996	$719	39%
Asset-based revenues:
Bank deposit account fees	381	269	42%	762	514	48%
Net interest revenue	308	154	100%	585	305	92%
Investment product fees	141	103	37%	274	197	39%
Total asset-based revenues	830	526	58%	1,621	1,016	60%
Other revenues	29	13	123%	55	27	104%
Net revenues	1,415	904	57%	2,672	1,762	52%
Operating expenses:
Employee compensation and benefits	461	229	101%	875	443	98%
Clearing and execution costs	56	37	51%	103	73	41%
Communications	46	29	59%	99	64	55%
Occupancy and equipment costs	79	45	76%	160	89	80%
Depreciation and amortization	35	25	40%	69	49	41%
Amortization of acquired intangible assets	37	19	95%	75	38	97%
Professional services	86	59	46%	160	111	44%
Advertising	90	80	13%	154	137	12%
Other	129	23	461%	245	47	421%
Total operating expenses	1,019	546	87%	1,940	1,051	85%
Operating income	396	358	11%	732	711	3%
Other expense:
Interest on borrowings	24	14	71%	44	28	57%
Loss on sale of investments	—	—	N/A	11	—	N/A
Other	—	—	N/A	2	—	N/A
Total other expense	24	14	71%	57	28	104%
Pre-tax income	372	344	8%	675	683	(1)%
Provision for income taxes	101	130	(22)%	107	253	(58)%
Net income	$271	$214	27%	$568	$430	32%
Other information:
Effective income tax rate	27.2%	37.8%		15.9%	37.0%
Average debt outstanding	$2,914	$1,748	67%	$2,782	$1,749	59%
Effective interest rate incurred on borrowings	3.32%	3.30%		3.22%	3.24%

Three-Month Periods Ended March 31, 2018 and 2017
Net Revenues
Commissions and transaction fees increased 52% to $556 million, primarily due to the addition of approximately 3.5 million funded accounts as a result of the Scottrade acquisition on September 18, 2017, partially offset by lower average commissions per trade and the effect of one less trading day during the second quarter of fiscal 2018 compared to the second quarter of the prior year. Average client trades per day increased 82% to 943,058 for the second quarter of fiscal 2018 compared to 516,994 for the second quarter of the prior year. Order routing revenue increased 51% to $125 million due to higher trading volumes. Average commissions per trade decreased to $7.50 from $8.79, primarily due to our reduction in client pricing for online equity and option trades during fiscal 2017. Effective March 6, 2017, we reduced our online equity and ETF trade commissions from $9.99 to $6.95 per trade and also lowered options pricing to $6.95 per trade (plus $0.75 per contract). The decrease in average commissions per trade was also impacted by the Scottrade acquisition, as we now have a higher percentage of equity trades, which earn somewhat lower average commissions per trade.
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, increased 58% to $830 million, primarily due to a 26% increase in average spread-based assets, a 40% increase in average market fee-based investment balances and an increase of 42 basis points in the net interest margin earned on spread-based assets. The growth in average spread-based and fee-based investment balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. Net interest margin increased to 1.83%, primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 50 basis points (to between 1.00% and 1.25%) during the second and third quarters of fiscal 2017 and by 50 basis points (to between 1.50% to 1.75%) during the first half of fiscal 2018.
Bank deposit account fees increased 42% to $381 million, primarily due to a 24% increase in average client bank deposit account balances and an increase of 16 basis points in the average yield earned on the bank deposit account assets. The growth in the average bank deposit account balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal 2017 and 2018, as described above, partially offset by higher interest rates paid to clients. For more information about the IDA agreement, please see Note 15 – Related Party Transactions under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue increased 100% to $308 million due to a 61% increase in average client margin balances, primarily due to the Scottrade acquisition, increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments as a result of the federal funds rate increases during fiscal 2017 and 2018, as described above, and a $30 million increase in net interest revenue from our securities borrowing/lending program. Following the most recent federal funds rate increase in March 2018, we increased the average interest rates charged on client margin balances by 25 basis points.
Investment product fees increased 37% to $141 million, primarily due to a 40% increase in average market fee-based investment balances. The increase in market fee-based investment balances is primarily due to the Scottrade acquisition, growth in our advised solutions products and equity market appreciation.
Other revenues increased 123% to $29 million, primarily due to favorable fair market value adjustments on investments held by our broker-dealer subsidiaries and increases in fees related to processing corporate securities reorganizations, proxy services and other fee revenue associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Operating Expenses
Total operating expenses, which includes $158 million of acquisition-related expenses, increased 87% to $1.0 billion during the second quarter of fiscal 2018. We expect total operating expenses to decrease to approximately $800 million during the third quarter of fiscal 2018 as we start to realize more synergies from the Scottrade integration and acquisition-related expenses taper off. Total acquisition-related expenses for fiscal 2018 are expected to range from $400 million to $480 million. We have incurred $337 million of acquisition-related costs during the first half of fiscal 2018, and we expect to incur approximately $60 million during the third quarter of fiscal 2018.
Employee compensation and benefits increased 101% to $461 million, primarily due to $96 million of severance costs related to the Scottrade integration and an increase in average headcount related to the Scottrade acquisition and our strategic growth initiatives. The average number of full-time equivalent employees increased to 10,110 for the second quarter of fiscal 2018 compared to 6,273 for the second quarter of the prior year.
Clearing and execution costs increased 51% to $56 million, primarily due to increased costs associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.

Communications expense increased 59% to $46 million, primarily due to the Scottrade acquisition, resulting in increased costs for quotes and market information associated with additional accounts and transaction processing volumes and costs for telecommunications.
Occupancy and equipment costs increased 76% to $79 million, primarily due to additional costs associated with the Scottrade business, including increased expenses related to leased facilities, software maintenance and software licensing.
Depreciation and amortization increased 40% to $35 million, primarily due to depreciation on assets recorded in the Scottrade acquisition, placing our new Southlake, Texas operations center in service during December 2017, and recent technology infrastructure upgrades.
Amortization of acquired intangible assets increased 95% to $37 million, primarily due to amortization of client relationships and trade name intangible assets recorded in the Scottrade acquisition.
Professional services increased 46% to $86 million, primarily due to higher usage of consulting and contract services related to operational and technology-related initiatives and in connection with the Scottrade integration, partially offset by lower costs associated with legal matters.
Advertising expense increased 13% to $90 million, primarily due to the Scottrade acquisition and due to increased advertising during professional and collegiate sporting events. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other operating expenses increased 461% to $129 million, primarily due to an increase in the provision for bad debt of $58 million related to market volatility during February 2018 and $40 million of costs related to the Scottrade integration, mainly comprised of contract terminations and additional expenses associated with the Scottrade business.
Other Expense and Income Taxes
Interest on borrowings increased 71% to $24 million, primarily due to a 67% increase in average debt outstanding. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration paid in connection with the Scottrade acquisition.
Our effective income tax rate was 27.2% for the second quarter of fiscal 2018, compared to 37.8% for the second quarter of the prior year. The effective income tax rate for the second quarter of fiscal 2018 included a $1 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09 and a $6 million favorable benefit resulting from selectively accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. These items had a favorable impact on our earnings for the second quarter of fiscal 2018 of approximately $0.01 per share. The effective income tax rate for the second quarter of the prior year included $1 million of favorable tax benefits for certain federal incentives.
The Tax Cuts and Jobs Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. For more information, see Note 7 – Income Taxes under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. As a result of the Act, we estimate our effective income tax rate to range between 25 to 26% for the remainder of fiscal 2018, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. This estimate is based on a forecast of income through September 30, 2018 and is subject to change based on actual results. Additionally, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Six-Month Periods Ended March 31, 2018 and 2017
Net Revenues
Commissions and transaction fees increased 39% to $996 million, primarily due to the addition of approximately 3.5 million funded accounts as a result of the Scottrade acquisition on September 18, 2017, partially offset by lower average commissions per trade and the effect of one less trading day during the first half of fiscal 2018 compared to the first half of the prior year. Average client trades per day increased 66% to 833,432 for the first half of fiscal 2018 compared to 501,837 for the first half of the prior year. Order routing revenue increased 37% to $222 million due to higher trading volumes. Average commissions per trade decreased to $7.52 from $8.92, primarily due to our reduction in client pricing for online equity and option trades during the second quarter of fiscal 2017. The decrease in average commissions per trade was also impacted by the Scottrade acquisition, as we now have a higher percentage of equity trades, which earn somewhat lower average commissions per trade.
Asset-based revenues increased 60% to $1.62 billion for the first half of fiscal 2018, primarily due to a 27% increase in average spread-based assets, a 38% increase in average market fee-based investment balances and an increase of 41 basis points in the net interest margin earned on spread-based assets. The growth in average spread-based and fee-based investment balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. Net interest margin increased to 1.77% during the first half of fiscal 2018, primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 75 basis points (to between 1.00% and 1.25%) during fiscal 2017 and by 50 basis points (to between 1.50% to 1.75%) during the first half of fiscal 2018.
Bank deposit account fees increased 48% to $762 million, primarily due to a 26% increase in average client bank deposit account balances and an increase of 19 basis points in the average yield earned on the bank deposit account assets. The growth in the average bank deposit account balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal 2017 and 2018, as described above, partially offset by higher interest rates paid to clients.
Net interest revenue increased 92% to $585 million due to a 54% increase in average client margin balances, primarily due to the Scottrade acquisition, increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments as a result of the federal funds rate increases during fiscal 2017 and 2018, as described above, and a $49 million increase in net interest revenue from our securities borrowing/lending program.
Investment product fees increased 39% to $274 million, primarily due to a 38% increase in average market fee-based investment balances. The increase in market fee-based investment balances is primarily due to the Scottrade acquisition, growth in our advised solutions products and equity market appreciation.
Other revenues increased 104% to $55 million, primarily due to favorable fair market value adjustments on investments held by our broker-dealer subsidiaries and increases in fees related to proxy services, processing corporate securities reorganizations and other fee revenue associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Operating Expenses
Total operating expenses, which includes $337 million of acquisition-related expenses, increased 85% to $1.9 billion during the first half of fiscal 2018.
Employee compensation and benefits increased 98% to $875 million, primarily due to $177 million of severance and other employment benefits related to the Scottrade integration and an increase in average headcount related to the Scottrade acquisition and our strategic growth initiatives. The average number of full-time equivalent employees increased to 10,260 for the first half of fiscal 2018 compared to 6,183 for the first half of the prior year.
Clearing and execution costs increased 41% to $103 million, primarily due to increased costs associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Communications expense increased 55% to $99 million, primarily due to the Scottrade acquisition, resulting in increased costs for quotes and market information associated with additional accounts and transaction processing volumes and costs for telecommunications.
Occupancy and equipment costs increased 80% to $160 million, primarily due to additional costs associated with the Scottrade business, including increased expenses related to leased facilities, software maintenance and software licensing.
Depreciation and amortization increased 41% to $69 million, primarily due to depreciation on assets recorded in the Scottrade acquisition, placing our new Southlake, Texas operations center in service during December 2017, and recent technology infrastructure upgrades.
Amortization of acquired intangible assets increased 97% to $75 million, primarily due to amortization of client relationships and trade name intangible assets recorded in the Scottrade acquisition.
Professional services increased 44% to $160 million, primarily due to higher usage of consulting and contract services related to operational and technology-related initiatives and in connection with the Scottrade integration, partially offset by lower costs associated with legal matters.
Advertising expense increased 12% to $154 million, primarily due to the Scottrade acquisition and due to increased advertising during professional and collegiate sporting events.

Other operating expenses increased 421% to $245 million, primarily due to approximately $125 million of costs related to the Scottrade integration, mainly comprised of contract terminations, an increase in the provision for bad debt of $58 million related to market volatility during February 2018 and additional expenses associated with the Scottrade business.
Other Expense and Income Taxes
Interest on borrowings increased 57% to $44 million, primarily due to a 59% increase in average debt outstanding. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration paid in connection with the Scottrade acquisition.
Our effective income tax rate was 15.9% for the first half of fiscal 2018, compared to 37.0% for the first half of the prior year. The effective income tax rate for the first half of fiscal 2018 included an estimated net favorable adjustment of $68 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $4 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $12 million favorable benefit resulting from selectively accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on our earnings for the first half of fiscal 2018 of approximately $0.15 per share. The effective income tax rate for the first half of the prior year included $7 million of net favorable resolutions of state income tax matters and $2 million of favorable tax benefits for certain federal incentives. These items had a net favorable impact our earnings for the first half of the prior year of approximately $0.02 per share.
Liquidity and Capital Resources
As a holding company, TD Ameritrade Holding Corporation (the "Parent") conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal 2018 were financed primarily from our subsidiaries' earnings, cash on hand and short-term borrowings. During the first half of fiscal 2018, we experienced increased liquidity needs at our clearing broker-dealer subsidiaries due to an increase in market volatility and in order to support regulatory and working capital requirements associated with the integration and migration of client accounts from the Scottrade platform to the Company's platform. We plan to finance both our ordinary and integration-related capital and liquidity needs during the remainder of fiscal 2018 primarily from our subsidiaries' earnings, cash on hand and short-term borrowings.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity for operational contingencies. Liquidity for operational contingencies could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $248 million and uncommitted facilities of $1.1 billion were available to the Parent's primary broker-dealer and FCM/FDM subsidiaries as of March 31, 2018. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of March 31, 2018 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$2,220	$1,212	$1,008
TD Ameritrade, Inc.	$102	$0.3	$102
Scottrade, Inc. (1)	$77	$0.3	$77

(1) On February 26, 2018, Scottrade, Inc. transferred substantially all of its broker-dealer business, including its clearing operations, to other subsidiaries of the Company.

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$114	$25	$89
Our clearing broker-dealer subsidiaries, TD Ameritrade Clearing, Inc. ("TDAC") and Scottrade, Inc. ("STI") (prior to transferring substantially all of its broker-dealer business to other subsidiaries of the Company on February 26, 2018), engage in activities such as settling client securities transactions with clearinghouses, extending credit to clients through margin lending, securities lending and borrowing transactions and processing client cash sweep transactions to and from bank deposit accounts and money market mutual funds. These types of broker-dealer activities require active daily liquidity management.
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
The following table sets forth our clearing broker-dealer subsidiaries' cash and investments deposited with clearing organizations for the clearing of client equity and option trades (dollars in millions):

	March 31, 2018	September 30, 2017
TD Ameritrade Clearing, Inc.	$962	$476
Scottrade, Inc.	$10	$73
Liquidity needs for our clearing broker-dealer subsidiaries relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and through lending and pledging of client margin securities. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act.

Cash balances in client brokerage accounts are summarized in the following table (dollars in millions):

	March 31, 2018	September 30, 2017
TD Ameritrade Clearing, Inc.	$23,236	$18,501
Scottrade, Inc.	$7	$6,193
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 are summarized in the following table (dollars in millions):

	March 31, 2018	September 30, 2017
TD Ameritrade Clearing, Inc.	$6,486	$6,447
Scottrade, Inc.	$40	$3,658
For general liquidity needs, TDAC currently maintains a senior unsecured revolving credit facility in an aggregate principal amount of $600 million. TDAC also utilizes secured uncommitted lines of credit for short-term liquidity needs. These facilities are described under Long-term Debt and Other Borrowings later in this section.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the Parent. The Parent's intercompany credit agreements with TDAC provides for committed revolving loan facilities of $400 million and an uncommitted revolving loan facility of $800 million. The intercompany credit agreements are described under Long-term Debt and Other Borrowings – Intercompany Credit Agreements later in this section.
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
We define liquid assets available for corporate investing and financing activities as the sum of (a) excess corporate cash and cash equivalents and investments, less securities sold under agreements to repurchase, and (b) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Excess corporate cash and cash equivalents and investments includes cash and cash equivalents from our investment advisory subsidiaries and excludes (i) amounts being maintained to provide liquidity for operational contingencies, including amounts available to be drawn by our broker-dealer and FCM/FDM subsidiaries under the Parent's intercompany committed lines of credit, (ii) amounts maintained for corporate working capital and (iii) the net amounts held as collateral for derivative contracts. Liquid assets available for corporate investing and financing activities is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets available for corporate investing and financing activities (dollars in millions):

	Mar. 31,	Sept. 30,
	2018	2017	Change
Cash and cash equivalents - GAAP	$1,373	$1,472	$(99)
Less: Non-corporate cash and cash equivalents	(1,013)	(1,174)	161
Corporate cash and cash equivalents	360	298	62
Corporate investments	292	714	(422)
Less: Corporate liquidity maintained for operational contingencies	(248)	(723)	475
Amounts maintained for corporate working capital	(65)	(87)	22
Amounts held as collateral for derivative contracts, net	—	(40)	40
Excess corporate cash and cash equivalents and investments	339	162	177
Excess regulatory net capital over management targets	119	46	73
Liquid assets available for corporate investing and financing activities - non-GAAP	$458	$208	$250
The changes in liquid assets available for corporate investing and financing activities are summarized as follows (dollars in millions):

Liquid assets available for corporate investing and financing activities as of September 30, 2017	$208
Plus: EBITDA(1)	863
Change in net capital related to daily futures client cash sweep	41
Less: Payment of cash dividends	(238)
Income taxes paid	(119)
Purchase of property and equipment	(119)
Other changes in working capital and regulatory net capital	(101)
Interest paid	(60)
Purchase of treasury stock for income tax withholding on stock-based compensation	(13)
Cash paid in business acquisition	(4)
Liquid assets available for corporate investing and financing activities as of March 31, 2018	$458

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 8 – Long-term Debt and Other Borrowings under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
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

The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of March 31, 2018, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 3.04%.
Lines of Credit – TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under the secured uncommitted lines, TDAC borrows on a demand basis from three unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having appropriate collateral as determined by each secured uncommitted credit agreement. At March 31, 2018, borrowings are limited to $200 million under one of the secured uncommitted credit agreements and the terms of the other two secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. At March 31, 2018, the weighted average interest rate on the $125 million aggregate borrowings outstanding under TDAC's secured uncommitted lines was 2.25% and the borrowings were collateralized by client margin securities valued at approximately $156 million. In addition, the Parent has a secured uncommitted line of credit agreement with one unaffiliated bank, which limits its borrowings up to $100 million on a demand basis.
Securities Sold Under Agreements to Repurchase (repurchase agreements) – Our repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. The weighted average interest rate on the $193 million of outstanding repurchase agreement balances as of March 31, 2018 was 1.90%.
TD Ameritrade Holding Corporation Senior Revolving Credit Facilities – The Parent has access to two senior unsecured committed revolving credit facilities with aggregate principal amounts of $300 million (the "Parent Revolving Facility") and $500 million (the "February 2018 Parent Revolving Facility"). The maturity dates of the Parent Revolving Facility and the February 2018 Parent Revolving Facility are April 21, 2022 and May 17, 2018, respectively. There were no borrowings outstanding under the Parent's revolving facilities as of March 31, 2018.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facility – TDAC has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $600 million (the "TDAC Revolving Facility"). The maturity date of the TDAC Revolving Facility is April 21, 2022. There were no borrowings outstanding under the TDAC Revolving Facility as of March 31, 2018.
Intercompany Credit Agreements – The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit. The current committed and/or uncommitted lines of credit are summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$400	$800	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$22.5	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There was $175 million of borrowings outstanding under the intercompany credit agreements as of March 31, 2018.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. As of March 31, 2018, we had approximately 26 million shares remaining under this stock repurchase authorization. We have suspended further repurchases under our current stock repurchase authorization until our liquidity levels rise, as synergies from the Scottrade integration are realized and acquisition-related expenses taper off. No stock repurchases are expected during the third quarter of fiscal 2018.
Cash Dividends
We declared a $0.21 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal 2018. We paid $238 million in cash dividends during the first half of fiscal 2018. We will pay the third quarter dividend of $0.21 per share on May 22, 2018 to all shareholders of record as of May 8, 2018.

Contractual Obligations
The following item constitutes a material change in our contractual obligations outside the ordinary course of business since September 30, 2017:
During the first half of fiscal 2018, we accelerated and paid approximately $51 million of future purchase obligations into fiscal 2018. These purchase obligations were originally expected to be paid during fiscal years 2019 through 2027 and consisted of early contract termination costs associated with the Scottrade integration.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 10 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 15 – Related Party Transactions. The IDA agreement accounts for a significant percentage of our net revenues (26% of our net revenues for the first half of fiscal 2018) and enables our clients to invest in an FDIC-insured deposit product without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of March 31, 2018, our consolidated duration was 2.1 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2018 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $100 million to $190 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $225 million to $245 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates remain at historically low levels despite the increase in the federal funds target range by 50 basis points (to between 1.50% to 1.75%) as directed by the Federal Open Market Committee during the first half of fiscal 2018.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2018. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
During February 2018, the Company completed the conversion of the legacy Scottrade clearing operations to the Company's legacy clearing platform. The elimination of the Scottrade clearing platform represents a material change in internal control over financial reporting since management's last assessment of the Company's internal control over financial reporting, which was completed as of September 30, 2017.
There have been no other changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2017.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2018 – January 31, 2018	91,997	$54.04	—	25,979,986
February 1, 2018 – February 28, 2018	—	$—	—	25,979,986
March 1, 2018 – March 31, 2018	667	$56.03	—	25,979,986
Total – Three months ended March 31, 2018	92,664	$54.06	—	25,979,986
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal 2018.
During the quarter ended March 31, 2018, 92,664 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

10.1
Credit Agreement, dated February 16, 2018, among TD Ameritrade Holding Corporation, the lenders party thereto, Wells Fargo Securities, LLC and Barclays Bank PLC, as joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 20, 2018)

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
Dated: May 8, 2018

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)