Form 10-Q
period 2018-06-30
TD AMERITRADE HOLDING CORP
filed 2018-08-07
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2018
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
Yes  ☐    No  ☒
As of July 31, 2018, there were 567,650,517 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
TD Ameritrade Holding Corporation
We have reviewed the condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2018 and 2017. These financial statements are the responsibility of the Company's management.
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
/s/ ERNST & YOUNG LLP
New York, New York
August 7, 2018

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	September 30, 2017
	(In millions)
ASSETS
Cash and cash equivalents	$1,343	$1,472
Cash and investments segregated and on deposit for regulatory purposes	4,609	10,446
Receivable from brokers, dealers and clearing organizations	1,572	1,334
Receivable from clients, net	22,306	17,151
Receivable from affiliates	201	137
Other receivables, net	266	174
Securities owned, at fair value	195	503
Investments available-for-sale, at fair value (including $98 million and $99 million of securities pledged as collateral for repurchase agreements at June 30, 2018 and September 30, 2017, respectively)	487	746
Property and equipment at cost, net	778	752
Goodwill	4,198	4,213
Acquired intangible assets, net	1,363	1,470
Other assets	193	229
Total assets	$37,511	$38,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,516	$2,504
Payable to clients	22,554	25,107
Accounts payable and other liabilities	741	815
Payable to affiliates	48	109
Other borrowings	97	97
Long-term debt	2,456	2,555
Deferred income taxes	163	193
Total liabilities	29,575	31,380
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; June 30, 2018 – 568 million shares outstanding; September 30, 2017 – 567 million shares outstanding	7	7
Additional paid-in capital	3,395	3,369
Retained earnings	6,673	6,011
Treasury stock, common, at cost: June 30, 2018 – 102 million shares; September 30, 2017 – 103 million shares	(2,118)	(2,116)
Deferred compensation	1	1
Accumulated other comprehensive loss	(22)	(25)
Total stockholders' equity	7,936	7,247
Total liabilities and stockholders' equity	$37,511	$38,627
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$490	$335	$1,487	$1,054
Asset-based revenues:
Bank deposit account fees	387	286	1,149	800
Net interest revenue	332	175	916	480
Investment product fees	140	112	414	309
Total asset-based revenues	859	573	2,479	1,589
Other revenues	33	23	88	50
Net revenues	1,382	931	4,054	2,693
Operating expenses:
Employee compensation and benefits	352	234	1,228	677
Clearing and execution costs	46	38	149	111
Communications	42	34	141	98
Occupancy and equipment costs	67	44	226	133
Depreciation and amortization	37	25	106	74
Amortization of acquired intangible assets	32	19	107	57
Professional services	70	67	230	178
Advertising	63	58	218	195
Other	42	18	286	65
Total operating expenses	751	537	2,691	1,588
Operating income	631	394	1,363	1,105
Other expense:
Interest on borrowings	28	20	72	48
Loss on sale of investments	—	—	11	—
Other	—	1	2	1
Total other expense	28	21	85	49
Pre-tax income	603	373	1,278	1,056
Provision for income taxes	152	142	259	395
Net income	$451	$231	$1,019	$661
Earnings per share — basic	$0.79	$0.44	$1.80	$1.25
Earnings per share — diluted	$0.79	$0.44	$1.79	$1.25
Weighted average shares outstanding — basic	568	528	567	528
Weighted average shares outstanding — diluted	570	530	570	530
Dividends declared per share	$0.21	$0.18	$0.63	$0.54
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net income	$451	$231	$1,019	$661
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized gain (loss)	(2)	1	(8)	(8)
Reclassification adjustment for realized loss included in net income	—	—	11	—
Net change in investments available-for-sale	(2)	1	3	(8)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1	3	3
Total other comprehensive income (loss), before tax	(1)	2	6	(5)
Income tax effect	—	(1)	(3)	2
Total other comprehensive income (loss), net of tax	(1)	1	3	(3)
Comprehensive income	$450	$232	$1,022	$658
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
	(In millions)
Cash flows from operating activities:
Net income	$1,019	$661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	74
Amortization of acquired intangible assets	107	57
Deferred income taxes	(38)	(11)
Loss on sale of investments	11	—
Stock-based compensation	39	26
Provision for doubtful accounts on client and other receivables	67	5
Other, net	10	9
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	5,837	1,401
Receivable from brokers, dealers and clearing organizations	(238)	(49)
Receivable from clients, net	(5,224)	(1,568)
Receivable from/payable to affiliates, net	(98)	(36)
Other receivables, net	(91)	23
Securities owned, at fair value	308	(76)
Other assets	(28)	(19)
Payable to brokers, dealers and clearing organizations	1,012	326
Payable to clients	(2,553)	(127)
Accounts payable and other liabilities	(159)	(32)
Net cash provided by operating activities	87	664
Cash flows from investing activities:
Purchase of property and equipment	(166)	(141)
Proceeds from sale of property and equipment	12	—
Cash paid in business acquisition	(4)	—
Purchase of investments available-for-sale, at fair value	(392)	—
Proceeds from sale of investments available-for-sale, at fair value	643	—
Purchase of short-term investments	(1)	(1)
Proceeds from sale and maturity of short-term investments	66	1
Net cash provided by (used in) investing activities	158	(141)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	798
Payment of debt issuance costs	(3)	(8)
Proceeds from senior revolving credit facilities	2,900	—
Principal payments on senior revolving credit facilities	(2,900)	—
Payment of cash dividends	(357)	(285)
Proceeds from exercise of stock options: Nine months ended June 30, 2017 – 1.3 million shares	—	23
Purchase of treasury stock for income tax withholding on stock-based compensation: Nine months ended June 30, 2018 – 0.3 million shares; 2017 – 0.7 million shares	(16)	(26)
Other	2	—
Net cash provided by (used in) financing activities	(374)	502
Net increase (decrease) in cash and cash equivalents	(129)	1,025
Cash and cash equivalents at beginning of period	1,472	1,855
Cash and cash equivalents at end of period	$1,343	$2,880
Supplemental cash flow information:
Interest paid	$88	$48
Income taxes paid	$278	$367

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Nine Month Periods Ended June 30, 2018 and 2017
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
ASU 2016-09 — In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplified several aspects of the accounting for share-based payment transactions, including: (1) recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income; (2) treat tax effects of exercised or vested awards as discrete items in the period in which they occur; (3) recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (4) classify excess tax benefits with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) classify cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity in the statement of cash flows. The Company adopted the amended accounting guidance as of October 1, 2017, and as a result, the Company's provision for income taxes was reduced by $1 million and $5 million on its Condensed Consolidated Statement of Income for the three and nine months ended June 30, 2018, respectively, due to the inclusion of excess tax benefits applied on a prospective basis. The future effects of excess tax benefits and tax deficiencies recognized in the Company's earnings will depend on the volume of equity compensation during a particular period and on the market price of the Company's common stock at the date the equity awards either vest or are exercised. In addition, the Company elected to retrospectively adopt the amendment to present excess tax benefits on share-based compensation as an operating activity on the statement of cash flows. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $12 million on the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2017. For the purpose of recognizing compensation cost associated with share-based awards, the Company has elected to continue to follow its current practice of estimating forfeitures. None of the other provisions in this amended guidance had a significant impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU 2018-02 — In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The adoption of this ASU will not have a material impact on the Company's condensed consolidated financial statements.
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
The Company accounted for the purchase of Scottrade using the acquisition method of accounting under GAAP and accordingly, the purchase price of the Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The determination of estimated fair values requires management to make significant estimates and assumptions. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the date of Acquisition, and such adjustments are not expected to be material to the Company's condensed consolidated financial statements. These provisional amounts consist primarily of estimates related to property acquired and liabilities assumed. The Company expects to finalize the valuation of these assets and liabilities as soon as practicable, but not later than one year from the Acquisition date. Adjustments to the initial estimates of the fair value of the property acquired and liabilities assumed are recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill. During the nine months ended June 30, 2018, the Company recorded purchase accounting adjustments, primarily attributable to post-closing adjustments related to the Bank Merger Consideration, assets acquired and liabilities assumed, resulting in a net decrease in goodwill of $15 million. Goodwill associated with the Acquisition was primarily attributable to the anticipated synergies from combining the operations of the Company and Scottrade. Approximately $1.60 billion of the goodwill associated with the Acquisition is expected to be deductible for income tax purposes.
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
(2) Includes $1.37 billion of Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, which was used to fund a portion of the Acquisition.

The provisional purchase price allocation for Scottrade as of June 30, 2018 is summarized as follows (dollars in millions):

Cash and cash equivalents(1)	$1,785
Cash and investments segregated and on deposit for regulatory purposes	3,535
Receivable from brokers, dealers and clearing organizations	167
Receivable from clients, net	3,136
Receivable from affiliates	29
Other receivables	54
Securities owned	37
Property and equipment	136
Goodwill	1,731
Acquired intangible assets	974
Deferred tax assets	70
Other assets	35
Total assets acquired	11,689
Payable to brokers, dealers and clearing organizations	(354)
Payable to clients	(6,248)
Accounts payable and other liabilities	(237)
Payable to affiliates	(80)
Long-term debt(2)	(436)
Total liabilities assumed	(7,355)
Total provisional purchase price allocated	$4,334

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
The following table summarizes the unaudited pro forma financial information for the three and nine months ended June 30, 2017 (dollars in millions):

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
	(unaudited)
Pro forma net revenues	$1,178	$3,395
Pro forma net income	$265	$717
Pro forma basic earnings per share	$0.47	$1.26
Pro forma diluted earnings per share	$0.47	$1.26

3. Cash and Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	June 30, 2018	September 30, 2017
Broker-dealer subsidiaries	$840	$997
Corporate	256	279
Trust company subsidiary	106	79
Futures commission merchant and forex dealer member subsidiary	98	98
Investment advisory subsidiaries	43	19
Total	$1,343	$1,472
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, trust company and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries to the Parent.
4. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	June 30, 2018	September 30, 2017
Cash in demand deposit accounts	$1,731	$3,653
U.S. government agency mortgage-backed securities	1,383	1,486
U.S. government debt securities	775	4,019
Reverse repurchase agreements (collateralized by U.S. government debt securities)	500	1,004
Cash on deposit with futures commission merchants	195	209
U.S. government debt securities on deposit with futures commission merchant	25	75
Total	$4,609	$10,446
5. Goodwill
The Company has recorded goodwill for business acquisitions to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill for the nine months ended June 30, 2018 (dollars in millions):

Balance as of September 30, 2017	$4,213
Purchase accounting adjustments(1)	(15)
Balance as of June 30, 2018	$4,198

(1) The purchase accounting adjustments are primarily attributable to post-closing adjustments related to the Bank Merger Consideration, property acquired and liabilities assumed in the acquisition of Scottrade. The purchase price allocation for the Scottrade acquisition is provisional as of June 30, 2018. The provisional amounts consist primarily of estimates related to property acquired and liabilities assumed. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the date of acquisition.
6. Exit Liabilities
As of September 18, 2017, the date of Acquisition, the Company began to incur costs in connection with actions taken to attain synergies from combining the operations of the Company and Scottrade. These costs, collectively referred to as "acquisition-related exit costs," include severance and other costs associated with consolidating facilities and administrative functions. The Company expects to incur total acquisition-related exit costs ranging from approximately $535 million to $615 million, consisting of severance pay and other employment benefits ranging from $350 million to $370 million and contract termination and other costs ranging from $185 million to $245 million. Substantially all remaining acquisition-related exit costs are expected to be incurred by the end of fiscal year 2018.

The following tables summarize activity in the Company's exit liabilities for the three and nine month periods ended June 30, 2018, which are included in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets (dollars in millions):

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, March 31, 2018	$113		$38		$151
Costs incurred and charged to expense	31	(1)	17	(2)	48
Costs paid or otherwise settled	(106)		(24)		(130)
Balance, June 30, 2018	$38		$31		$69

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2017	$138		$—		$138
Exit liabilities assumed - post closing adjustments	—		9		9
Costs incurred and charged to expense	209	(1)	178	(2)	387
Costs paid or otherwise settled	(309)		(156)		(465)
Balance, June 30, 2018	$38		$31		$69

(1) Costs incurred for severance pay and other employment benefits are included in employee compensation and benefits on the Condensed Consolidated Statements of Income.
(2) Costs incurred for contract termination and other costs are primarily included in other operating expense and professional services on the Condensed Consolidated Statements of Income.
There were exit costs incurred which were not associated with the Scottrade acquisition; however, these costs were not material for the three and nine months ended June 30, 2018 and 2017.
The following table summarizes the cumulative amount of acquisition-related exit costs incurred by the Company related to the Scottrade acquisition as of June 30, 2018 (dollars in millions):

	Severance Pay and Other Employment Benefits	Contract Termination and Other Costs	Total
Exit liabilities assumed in business acquisition	$100	$9	$109
Employee compensation and benefits	241	—	241
Communications	—	1	1
Occupancy and equipment costs	—	6	6
Professional services	—	30	30
Other operating expense	—	138	138
Other non-operating expense	—	2	2
Total	$341	$186	$527
7. Income Taxes
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of June 30, 2018, the Company has not completed its accounting for the tax effects of the Act. However, in certain cases, as described below, the Company has made reasonable estimates as to the impacts on its effective income tax rate, existing deferred income tax balances and unrecognized tax benefits. The estimates recorded are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the impact of the Act on its financial statements. The Company may need to make adjustments to the provisional amounts if it obtains, prepares or analyzes additional information regarding facts and circumstances which existed as of the date of enactment; however, such adjustments are not expected to be material to the Company's condensed consolidated financial statements. Any adjustment to a provisional amount will be recorded in the provision for income taxes on the Company's Condensed Consolidated Statement of Income and treated as a discrete event in the period in which the adjustment is identified. The Company expects to finalize its accounting for the tax effects of the Act as soon as practicable, but not later than one year from the date of enactment.
The Company's effective income tax rate for the nine months ended June 30, 2018 and 2017 was 20.3% and 37.4%, respectively. The provision for income taxes for the nine months ended June 30, 2018 included an estimated net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $5 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $21 million favorable benefit resulting from selectively accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on the Company's earnings for the nine months ended June 30, 2018 of approximately $0.17 per share. The provision for income taxes for the nine months ended June 30, 2017 included $7 million of net favorable resolutions of state income tax matters and $3 million of favorable tax benefits for certain federal incentives. These items had a net favorable impact on the Company's earnings for the nine months ended June 30, 2017 of approximately $0.02 per share.
The Company remeasured deferred income tax asset and liability balances as of the date of the Act's enactment based on the income tax rates at which they are expected to reverse in the future, which is estimated to be 24% to 25%. In accordance with Staff Accounting Bulletin 118, the estimated net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances is considered provisional at June 30, 2018. The Company continues to analyze certain aspects of the Act and refine its calculations, which could potentially affect the measurement of these balances or give rise to new deferred income tax amounts. Deferred tax assets (liabilities) are comprised of the following for the periods indicated (dollars in millions):

	June 30, 2018	September 30, 2017
Deferred tax assets:
Accrued and other liabilities	$80	$131
Stock-based compensation	18	28
Unrecognized loss on cash flow hedging instruments	8	15
Allowance for doubtful accounts	15	6
Intangible assets, state tax benefit	3	5
Operating loss carryforwards	—	1
Gross deferred tax assets	124	186
Less: Valuation allowance	—	(1)
Net deferred tax assets	124	185
Deferred tax liabilities:
Acquired intangible assets	(232)	(331)
Property and equipment	(40)	(35)
Prepaid expenses	(13)	(11)
Other deferred tax liabilities	(2)	(1)
Total deferred tax liabilities	(287)	(378)
Net deferred tax liabilities	$(163)	$(193)
As of June 30, 2018, the Company has not accumulated and analyzed the necessary information to complete the accounting for the tax effects of the Act related to changes in taxation for international operations; thus no estimates have been recorded for the impact of such changes. Any adjustments related to international taxation will be recorded in the period in which a reasonable estimate can be determined; however, the Company does not expect these adjustments to have a material impact on the Company's condensed consolidated financial statements.

8. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

June 30, 2018	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$97	$—	$—	$97
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	3	502
2.950% Notes due 2022	750	(4)	(24)	722
3.625% Notes due 2025	500	(3)	(13)	484
3.300% Notes due 2027	800	(9)	(43)	748
Subtotal - Long-term debt	2,550	(17)	(77)	2,456
Total long-term debt and other borrowings	$2,647	$(17)	$(77)	$2,553

September 30, 2017	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$97	$—	$—	$97
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	15	514
2.950% Notes due 2022	750	(5)	—	745
3.625% Notes due 2025	500	(3)	11	508
3.300% Notes due 2027	800	(9)	(3)	788
Subtotal - Long-term debt	2,550	(18)	23	2,555
Total long-term debt and other borrowings	$2,647	$(18)	$23	$2,652

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Lines of Credit – TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under the secured uncommitted lines, TDAC borrows on a demand basis from three unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having acceptable collateral as determined by each secured uncommitted credit agreement. At June 30, 2018, borrowings are limited to $200 million under one of the secured uncommitted credit agreements and the terms of the other two secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Parent has a secured uncommitted line of credit agreement with one unaffiliated bank, which limits its borrowings up to $100 million on a demand basis. There were no borrowings outstanding under the secured uncommitted lines of credit as of June 30, 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) – The Company's repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The remaining contractual maturity of the repurchase agreements with outstanding balances as of June 30, 2018 and September 30, 2017, was less than 30 days and 90 days, respectively. The weighted average interest rate on the balances outstanding as of June 30, 2018 and September 30, 2017 was 2.15% and 1.25%, respectively. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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

The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swaps on the 2027 Notes. As of June 30, 2018, the weighted average interest rate on the aggregate principal balance of the Senior Notes was 3.59%.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Gain (loss) on fair value of interest rate swaps	$(21)	$4	$(100)	$(49)
Gain (loss) on fair value of hedged fixed-rate debt	21	(4)	100	49
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—
Balance Sheet Impact of Hedging Instruments — The following table summarizes the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2018	September 30, 2017
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$3	$26
Accounts payable and other liabilities	$(80)	$(3)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of June 30, 2018 and September 30, 2017, the pay-variable interest rate swap counterparties had pledged $4 million and $40 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2018 and September 30, 2017, the Company had pledged $78 million and $1 million of collateral, respectively, to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Senior Revolving Credit Facilities – On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2018. As of June 30, 2018, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
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
In addition to the Parent Revolving Facility, the Parent entered into a credit agreement on February 16, 2018, consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $500 million, with substantially the same terms as the Parent Revolving Facility. The February 16, 2018 revolving credit facility matured on May 17, 2018.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities – TDAC currently maintains two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility (together, the "TDAC Revolving Facilities") entered into on April 21, 2017 and May17, 2018, respectively. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 16, 2019, respectively.
The applicable interest rate under each of the TDAC Revolving Facilities is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (b) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.07% to 0.175% and from 0.06% to 0.125% on any unused amounts of the $600 Million Revolving Facility and $850 Million Revolving Facility, respectively, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facilities as of June 30, 2018. As of June 30, 2018, the interest rate margin under the TDAC Revolving Facilities would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. As of June 30, 2018, the commitment fees under the $600 Million Revolving Facility and the $850 Million Revolving Facility were 0.10% and 0.08%, respectively, each determined by reference to the Company's public debt ratings.
The TDAC Revolving Facilities contain negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements, which may change from time to time.
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

Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2018	$2,527	$513	$2,014	9.85%
September 30, 2017	$1,595	$340	$1,255	9.39%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
June 30, 2018	$193	$0.25	$193
September 30, 2017	$155	$0.25	$155

Scottrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement or 2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2018 (1)	$46	$0.25	$45	N/A
September 30, 2017	$348	$70	$278	9.99%

(1) On February 26, 2018, Scottrade, Inc. transferred substantially all of its broker-dealer business, including its clearing operations, to other subsidiaries of the Company.
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
June 30, 2018	$124	$23	$101
September 30, 2017	$77	$22	$55
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $38 million and $32 million as of June 30, 2018 and September 30, 2017, respectively, which exceeded the required Tier 1 capital by $18 million and $13 million, respectively.
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

The case against Scottrade, Inc. was transferred to the U.S. District Court for the Eastern District of Missouri: Nicholas Lewis v. Scottrade, Inc., Case No. 4:15CV01255. The complaints in Zola, Klein and Sarbacker allege that the defendants failed to provide clients with best execution and routed orders to the market venue that paid the most for its order flow. The complaints in Verdieck, Lerner and Lewis allege that the defendant routed its clients' non-marketable limit orders to the venue paying the highest rates of maker rebates, and that clients did not receive best execution on these kinds of orders. The complaints variously include claims of breach of contract, breach of fiduciary duty, breach of the duty of best execution, fraud, negligent misrepresentation, violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5, violation of Nebraska's Consumer Protection Act, violation of Nebraska's Uniform Deceptive Trade Practices Act, violation of the Missouri Merchandising Practices Act, aiding and abetting, unjust enrichment and declaratory judgment. The complaints seek various kinds of relief including damages, restitution, disgorgement, injunctive relief, equitable relief and other relief. The Company, including Scottrade, Inc., moved to dismiss the putative class action complaints. On March 23, 2016, the U.S. District Court in Nebraska entered an order dismissing all of the state law claims in the five actions against TD Ameritrade, denying the motion to dismiss the federal securities claims in the Klein case, and permitting the plaintiffs in the other four actions to amend their complaints to assert a federal securities claim. On August 29, 2016, the U.S. District Court in Missouri entered an order dismissing without prejudice all of the state law claims against Scottrade, Inc. None of the plaintiffs in the actions filed an amended complaint. The plaintiffs in the Zola, Sarbacker, Verdieck and Lewis cases filed appeals. The plaintiff in the Lerner case did not file an appeal and that case is considered closed. On January 9, 2018, the Court of Appeals, 8th Circuit, affirmed the District Court's dismissal of the Lewis case and on May 10, 2018, affirmed the District Court's dismissal of the Zola, Sarbacker and Verdieck cases. On July 12, 2018, the Magistrate Judge in the Klein case issued findings and a recommendation that plaintiffs' motion for class certification be denied. Plaintiff has filed objections to the Magistrate Judge's findings and recommendation. The Company intends to vigorously defend against these lawsuits and is unable to predict the outcome or the timing of the ultimate resolution of these lawsuits, or the potential losses, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc., TDAC and Scottrade, Inc. have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc., TDAC and Scottrade, Inc. are cooperating with the requests.
Lawsuit regarding Scottrade Acquisition — On April 6, 2017, an alleged stockholder of the Company filed a stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit filed in the Delaware Chancery Court is captioned Vero Beach Police Officers' Retirement Fund, derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al., C.A. No. 2017-0264-JRS. On December 18, 2017, the plaintiff filed an amended complaint. The suit names as defendants TD and the members of the Company's board of directors. It also names the Company as a nominal defendant. The complaint alleges that the Company's acquisition of Scottrade and TD's acquisition of Scottrade Bank were unfair from the perspective of the Company because TD Bank, N.A. acquired Scottrade Bank for an allegedly low price, which in turn caused the Company to pay an allegedly high price to acquire Scottrade. The complaint claims that the Company's directors and TD, as the Company's alleged controlling stockholder, breached their fiduciary duties to the Company and its stockholders, and that TD aided and abetted the Company directors' breach of fiduciary duty and was unjustly enriched. The complaint seeks a declaration that demand on the Company's board is excused as futile and seeks corporate governance reforms, damages, interest and fees. The parties have reached an agreement in principle for the settlement of this action, subject to entry into a stipulation of settlement to be submitted to the court for approval.  There can be no assurance that the proposed settlement will be finalized and approved by the court.  If the proposed settlement is not finalized or approved by the court, the Company will be unable to predict the outcome or the timing of the ultimate resolution of this lawsuit, or the potential losses, if any, that may result.
Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed five non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants: Walter Wurster, et al. v. Deloitte & Touche et al., Case No. 16CV25920 (filed Aug. 11, 2016), Kenneth Pommier, et al. v. Deloitte & Touche et al., Case No. 16CV36439 (filed Nov. 3, 2016), Charles Ramsdell, et al. v. Deloitte & Touche et al., Case No. 16CV40659 (filed Dec. 2, 2016), Charles Layton, et al. v. Deloitte & Touche et al., Case No. 17CV42915 (filed October 2, 2017) and John Cavanagh, et al. v. Deloitte & Touche et al., Case No. 18CV09052 (filed March 7, 2018). FINRA arbitrations have also been filed against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade customers purchased more than $140 million of Aequitas securities; TD Ameritrade served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the

Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. On August 1, 2018, the Magistrate Judge in that case issued findings and a recommendation that defendants' motions to dismiss the pending complaint be denied with limited exceptions not applicable to the Company. Discovery has commenced. In the five non-class action lawsuits, approximately 200 named plaintiffs collectively allege a total of approximately $125 million in losses plus other damages. In the Wurster and Pommier cases, the Court, on TD Ameritrade's motion, dismissed the claims by those plaintiffs who were TD Ameritrade customers, in favor of arbitration. Discovery is ongoing. A stay in the Ramsdell and Layton cases has been lifted. On February 23, 2018, the Court in the Wurster and Pommier cases denied TD Ameritrade's motion to dismiss the claims by the plaintiffs who were not TD Ameritrade customers. On July 17, 2018, plaintiffs in the Ciuffitelli case filed a motion for preliminary approval of an $18.5 million settlement with the defendant Tonkon Torp law firm of the claims against it in all the pending cases. The Company intends to vigorously defend against this litigation. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $190 million as of June 30, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
The Company contracts with unaffiliated FCM, FDM and broker-dealer entities to clear and execute futures and foreign exchange transactions for its clients. This can result in concentrations of credit risk with one or more of these counterparties. This risk is partially mitigated by the counterparties' obligation to comply with rules and regulations governing FCMs, FDMs and broker-dealers in the United States. These rules generally require maintenance of net capital and segregation of client funds and securities. In addition, the Company manages this risk by requiring credit approvals for counterparties and by utilizing account funding and sweep arrangement agreements that generally specify that all client cash in excess of futures funding requirements be transferred back to the clients' securities brokerage accounts at the Company on a daily basis.
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
The Company enters into off-balance sheet arrangements with TD and unaffiliated third-party depository financial institutions (together, the "Sweep Program Counterparties") to manage its sweep program. The sweep program is offered to eligible clients whereby the client's uninvested cash is swept into FDIC-insured (up to specified limits) money market deposit accounts at the Sweep Program Counterparties. The Company earns revenue on client cash at the Sweep Program Counterparties based on the return of floating-rate and fixed-rate notional investments. The Company designates amounts and maturity dates for the fixed-rate notional investments within the sweep program portfolios, subject to certain limitations. In the event the Company instructs the Sweep Program Counterparties to withdraw a fixed-rate notional investment prior to its maturity, the Company may be required to reimburse the Sweep Program Counterparties for any losses as a result of the early withdrawal. In order to mitigate the risk of potential loss due to the early withdrawal of fixed-rate notional investments, the Company maintains a certain level of short-term floating-rate investments within the sweep program portfolios to meet client cash demands. See “Insured Deposit Account Agreement” in Note 15 for a description of the sweep arrangement between the Company and TD.

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

	June 30, 2018	September 30, 2017
Client margin securities	$31.0	$23.8
Stock borrowings	0.9	1.2
Total collateral available	$31.9	$25.0

Collateral loaned	$3.4	$2.4
Collateral repledged	6.1	4.1
Total collateral loaned or repledged	$9.5	$6.5

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Balance Sheet Classification	June 30, 2018	September 30, 2017
Cash	Receivable from brokers, dealers and clearing organizations	$664	$151
U.S. government debt securities	Securities owned, at fair value	90	398
Total		$754	$549

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
The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017 (dollars in millions):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,002	$—	$—	$1,002
Investments segregated for regulatory purposes:
U.S. government debt securities	—	800	—	800
U.S. government agency mortgage-backed securities	—	1,383	—	1,383
Subtotal - Investments segregated for regulatory purposes	—	2,183	—	2,183
Securities owned:
U.S. government debt securities	—	189	—	189
Other	1	5	—	6
Subtotal - Securities owned	1	194	—	195
Investments available-for-sale:
U.S. government debt securities	—	487	—	487
Other assets:
Pay-variable interest rate swaps(1)	—	3	—	3
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	4	1	5
Total assets at fair value	$1,003	$2,868	$1	$3,872
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$80	$—	$80

(1)	See "Fair Value Hedging" in Note 8 for details.

	As of September 30, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,081	$—	$—	$1,081
Investments segregated for regulatory purposes:
U.S. government debt securities	—	4,094	—	4,094
U.S. government agency mortgage-backed securities	—	1,486	—	1,486
Subtotal - Investments segregated for regulatory purposes	—	5,580	—	5,580
Securities owned:
U.S. government debt securities	—	498	—	498
Other	1	4	—	5
Subtotal - Securities owned	1	502	—	503
Investments available-for-sale:
U.S. government debt securities	—	746	—	746
Other assets:
Pay-variable interest rate swaps(1)	—	26	—	26
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	27	1	28
Total assets at fair value	$1,082	$6,855	$1	$7,938
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 8 for details.
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
Long-term debt — As of June 30, 2018, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $2.52 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.46 billion. As of September 30, 2017, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $2.63 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.56 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of June 30, 2018 and September 30, 2017 (dollars in millions):

	June 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	877	—	877	(46)	(809)	22
Other assets:
Pay-variable interest rate swaps	3	—	3	—	(3)	—
Total	$1,380	$—	$1,380	$(46)	$(1,312)	$22
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$3,424	$—	$3,424	$(59)	$(3,025)	$340
Securities sold under agreements to repurchase(4)	97	—	97	2	(99)	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	80	—	80	11	(78)	13
Total	$3,601	$—	$3,601	$(46)	$(3,202)	$353

	September 30, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,004	$—	$1,004	$—	$(1,004)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,154	—	1,154	(110)	(1,023)	21
Other assets:
Pay-variable interest rate swaps	26	—	26	—	(26)	—
Reverse repurchase agreements	65	—	65	—	(65)	—
Total other assets	91	—	91	—	(91)	—
Total	$2,249	$—	$2,249	$(110)	$(2,118)	$21
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,449	$—	$2,449	$(112)	$(2,113)	$224
Securities sold under agreements to repurchase(4)	97	—	97	2	(99)	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	—	(1)	2
Total	$2,549	$—	$2,549	$(110)	$(2,213)	$226

(1)
Included in the gross amounts of deposits paid for securities borrowed is $505 million and $675 million as of June 30, 2018 and September 30, 2017, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $2.32 billion and $1.65 billion as of June 30, 2018 and September 30, 2017, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 10 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	June 30, 2018	September 30, 2017
Deposits received for securities loaned:
Equity securities	$3,007	$2,109
Exchange-traded funds	265	230
Closed-end funds	101	66
Other	51	44
Total	$3,424	$2,449

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

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At June 30, 2018 and September 30, 2017, the Company had received total collateral with a fair value of $1.37 billion and $2.26 billion, respectively, and pledged total collateral with a fair value of $3.24 billion and $2.32 billion, respectively.

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
13. Accumulated Other Comprehensive Loss
The following tables present the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$(2)	$—	$(2)	$1	$—	$1
Net change in investments available-for-sale	(2)	—	(2)	1	—	1
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	—	1	1	(1)	—
Net change in cash flow hedging instruments	1	—	1	1	(1)	—
Other comprehensive income (loss)	$(1)	$—	$(1)	$2	$(1)	$1

	Nine Months Ended June 30,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized loss	$(8)	$1	$(7)	$(8)	$3	$(5)
Reclassification adjustment for realized loss included in net income(2)	11	(4)	7	—	—	—
Net change in investments available-for-sale	3	(3)	—	(8)	3	(5)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	3	—	3	3	(1)	2
Net change in cash flow hedging instruments	3	—	3	3	(1)	2
Other comprehensive income (loss)	$6	$(3)	$3	$(5)	$2	$(3)

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

The following table presents after-tax changes in each component of accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Investments available-for-sale:
Beginning balance	$(3)	$(6)	$(5)	$—
Other comprehensive income (loss) before reclassifications	(2)	1	(7)	(5)
Amounts reclassified from accumulated other comprehensive loss	—	—	7	—
Current period change	(2)	1	—	(5)
Ending balance	$(5)	$(5)	$(5)	$(5)
Cash flow hedging instruments:
Beginning balance	$(18)	$(20)	$(20)	$(22)
Amounts reclassified from accumulated other comprehensive loss	1	—	3	2
Ending balance	$(17)	$(20)	$(17)	$(20)
Total accumulated other comprehensive loss:
Beginning balance	$(21)	$(26)	$(25)	$(22)
Current period change	(1)	1	3	(3)
Ending balance	$(22)	$(25)	$(22)	$(25)
14. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and nine months ended June 30, 2018 and 2017.
15. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal 2006, TD became an affiliate of the Company. TD owned approximately 41% of the Company's common stock as of June 30, 2018. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
Insured Deposit Account Agreement
The Company is party to an insured deposit account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and TD. Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to clients of the Company FDIC-insured (up to specified limits) money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. The Company provides marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay the Company an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums.
The current IDA agreement became effective as of January 1, 2013 and had an initial term expiring July 1, 2018. It is automatically renewable for successive five-year terms, provided that it may be terminated by either the Company or the TD Depository Institutions by providing written notice of non-renewal at least two years prior to the initial expiration date or the expiration date of any subsequent renewal period. As of July 1, 2016, notice of non-renewal was not provided by either party, therefore the IDA agreement was automatically renewed for an additional five-year term on July 1, 2018.
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of June 30, 2018, the IDA portfolio was comprised of approximately 77% fixed-rate notional investments and 23% floating-rate investments.
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
In the event the marketing fee computation results in a negative amount, the Company must pay the TD Depository Institutions the negative amount. This effectively results in the Company guaranteeing the TD Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the likelihood that the marketing fee calculation would result in a negative amount is remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the IDA agreement. In the event the Company withdraws a notional investment prior to its maturity, the Company is required to reimburse the TD Depository Institutions an amount equal to the economic replacement value of the investment, as defined in the IDA agreement. See "General Contingencies" in Note 10 for a discussion of how the Company mitigates the risk of losses due to the early withdrawal of fixed-rate notional investments.
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2018	2017	2018	2017
Insured Deposit Account Agreement	Bank deposit account fees	$363	$286	$1,056	$800
Mutual Fund Agreements	Investment product fees	4	4	13	11
Other	Various	4	2	11	7
Total revenues		$371	$292	$1,080	$818

		Expenses to TD and its Affiliates
	Statement of Income Classification	Three months ended June 30,		Nine months ended June 30,
Description		2018	2017	2018	2017
Canadian Call Center Services Agreement(1)	Professional services	$—	$3	$—	$9
Referral and Strategic Alliance Agreement	Other expense	1	1	4	4
Other	Various	1	—	2	2
Total expenses		$2	$4	$6	$15

(1)	The Company notified TD of its intent to not extend or renew the Canadian Call Center Services Agreement and services under this agreement ended by September 30, 2017.
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	June 30, 2018	September 30, 2017
Assets:
Receivable from affiliates	$162	$110

Liabilities:
Payable to brokers, dealers and clearing organizations	$155	$37
Payable to affiliates	4	38
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
As of June 30, 2018, receivables from and payables to affiliates on the Condensed Consolidated Balance Sheets included $39 million and $44 million, respectively, in connection with the acquisition of Scottrade and are expected to be settled during fiscal 2018. As of September 30, 2017, receivables from and payables to affiliates included $27 million of assets acquired and $71 million of liabilities assumed, respectively, in connection with the acquisition of Scottrade.
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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; diluted earnings per share; net revenues; total operating expenses; organic growth rate; acquisition-related expenses; advertising expense; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.
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
The term "GAAP" refers to U.S. generally accepted accounting principles. We utilize non-GAAP calculations of earnings before interest, taxes, depreciation and amortization ("EBITDA") and liquid assets. We believe that these non-GAAP measures may be useful in evaluating the operating performance and liquidity of the business. Reference to these non-GAAP measures should not be considered as a substitute for results that are presented in a manner consistent with GAAP. These non-GAAP measures are provided to enhance investors' overall understanding of our financial performance.
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
Bank deposit account fees — Revenues generated from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept to FDIC-insured (up to specified limits) money market deposit accounts at third-party financial institutions participating in the program.
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
Insured deposit account — We are party to an Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to our clients FDIC-insured (up to specified limits) money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. We provide marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository Institutions pay us an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums. Fee revenues earned under this agreement are included in bank deposit account fees on our consolidated financial statements.
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
Liquid assets — Liquid assets is a non-GAAP financial measure. We consider liquid assets to be an important measure of our liquidity, including our ability to meet corporate cash flow needs, fund potential operational contingencies and support our business strategies. We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate investments, less securities sold under agreements to repurchase, and (c) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Corporate cash and cash equivalents includes cash and cash equivalents from our investment advisory subsidiaries. Liquid assets represents available capital, including any capital from our regulated subsidiaries in excess of established management operational targets. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets, rather than simply including regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined under clause (c) above, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended June 30,				Nine months ended June 30,
	2018		2017		2018		2017
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income - GAAP	$451	32.6%	$231	24.8%	$1,019	25.1%	$661	24.5%
Add:
Depreciation and amortization	37	2.7%	25	2.7%	106	2.6%	74	2.7%
Amortization of acquired intangible assets	32	2.3%	19	2.0%	107	2.6%	57	2.1%
Interest on borrowings	28	2.0%	20	2.1%	72	1.8%	48	1.8%
Provision for income taxes	152	11.0%	142	15.3%	259	6.4%	395	14.7%
EBITDA - non-GAAP	$700	50.7%	$437	46.9%	$1,563	38.6%	$1,235	45.9%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Our net income increased 95% for the third quarter of fiscal 2018 compared to the same period in the prior year due to an increase in net revenues and a lower effective income tax rate, primarily due to the enactment of the Tax Cut and Jobs Act (the "Act") on December 22, 2017. These increases were partially offset by increases in operating expenses and interest on borrowings. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 60% for the third quarter of fiscal 2018 compared to the same period in the prior year, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 80% to $0.79 for the third quarter of fiscal 2018 compared to $0.44 for the third quarter of the prior year due to higher net income, partially offset by an 8% increase in average diluted shares outstanding as a result of the issuance of our common stock in connection with the Scottrade acquisition. Based on our expectations for net revenues and expenses, each of which is expected to exceed the high end of our fiscal 2018 projections, and a lower effective income tax rate as a result of the Act, we expect diluted earnings per share to exceed our guidance range of $1.85 to $2.45 for fiscal year 2018, depending largely on the level of client trading activity, client asset growth and the level of interest rates.
Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017
Our net income increased 54% for the first nine months of fiscal 2018 compared to the same period in the prior year due to an increase in net revenues and a lower effective income tax rate, primarily due to the enactment of the Act. These increases were partially offset by increases in operating expenses and interest on borrowings, and an $11 million loss on sale of investments during the first quarter of fiscal 2018.
Our EBITDA increased 27% for the first nine months of fiscal 2018 compared to the same period in the prior year, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization, and an $11 million loss on sale of investments during the first quarter of fiscal 2018.
Our diluted earnings per share increased 43% to $1.79 for the first nine months of fiscal 2018 compared to $1.25 for the first nine months of the prior year due to higher net income, partially offset by an 8% increase in average diluted shares outstanding as a result of the issuance of our common stock in connection with the Scottrade acquisition.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first nine months of fiscal 2018, asset-based revenues and transaction-based revenues accounted for 61% and 37% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended June 30,		Increase/ (Decrease)	Nine months ended June 30,		Increase/ (Decrease)
	2018	2017		2018	2017
Average bank deposit account balances	$116,334	$92,271	$24,063	$117,916	$93,551	$24,365
Average interest-earning assets	30,246	25,542	4,704	31,274	24,860	6,414
Average spread-based balances	$146,580	$117,813	$28,767	$149,190	$118,411	$30,779

Bank deposit account fee revenue	$387	$286	$101	$1,149	$800	$349
Net interest revenue	332	175	157	916	480	436
Spread-based revenue	$719	$461	$258	$2,065	$1,280	$785

Avg. annualized yield—bank deposit account fees	1.32%	1.23%	0.09%	1.28%	1.13%	0.15%
Avg. annualized yield—interest-earning assets	4.34%	2.71%	1.63%	3.86%	2.55%	1.31%
Net interest margin (NIM)	1.94%	1.55%	0.39%	1.83%	1.43%	0.40%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2018	2017		2018	2017
Segregated cash	$23	$14	$9	$79	$30	$49
Client margin balances	244	121	123	648	338	310
Securities lending/borrowing, net	55	34	21	168	99	69
Other cash and interest-earning investments	12	6	6	27	14	13
Client credit balances	(2)	—	(2)	(6)	(1)	(5)
Net interest revenue	$332	$175	$157	$916	$480	$436

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2018	2017		2018	2017
Segregated cash	$5,616	$8,003	(30)%	$8,066	$8,469	(5)%
Client margin balances	20,588	12,586	64%	19,089	12,118	58%
Securities borrowing	779	1,067	(27)%	933	985	(5)%
Other cash and interest-earning investments	3,263	3,886	(16)%	3,186	3,288	(3)%
Interest-earning assets	$30,246	$25,542	18%	$31,274	$24,860	26%

Client credit balances	$19,647	$15,872	24%	$20,847	$16,039	30%
Securities lending	3,135	2,113	48%	2,866	1,885	52%
Interest-bearing liabilities	$22,782	$17,985	27%	$23,713	$17,924	32%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2018	2017		2018	2017
Segregated cash	1.61%	0.67%	0.94%	1.29%	0.47%	0.82%
Client margin balances	4.69%	3.81%	0.88%	4.47%	3.68%	0.79%
Other cash and interest-earning investments	1.49%	0.67%	0.82%	1.12%	0.56%	0.56%
Client credit balances	(0.04)%	(0.01)%	(0.03)%	(0.03)%	(0.01)%	(0.02)%
Net interest revenue	4.34%	2.71%	1.63%	3.86%	2.55%	1.31%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue		Increase/ (Decrease)	Fee Revenue		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2018	2017		2018	2017
Money market mutual fund	$4	$4	$—	$12	$12	$—
Market fee-based investment balances	136	108	28	402	297	105
Total investment product fees	$140	$112	$28	$414	$309	$105

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2018	2017		2018	2017
Money market mutual fund	$4,133	$3,591	15%	$3,951	$3,608	10%
Market fee-based investment balances	252,675	186,134	36%	242,118	176,556	37%
Total fee-based investment balances	$256,808	$189,725	35%	$246,069	$180,164	37%

	Average Annualized Yield		Increase/ (Decrease)	Average Annualized Yield		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2018	2017		2018	2017
Money market mutual fund	0.41%	0.43%	(0.02)%	0.42%	0.42%	0.00%
Market fee-based investment balances	0.21%	0.23%	(0.02)%	0.22%	0.22%	0.00%
Total investment product fees	0.22%	0.23%	(0.01)%	0.22%	0.23%	(0.01)%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2018	2017		2018	2017
Total trades (in millions)	50.15	32.15	56%	153.08	94.63	62%
Average client trades per day	783,665	510,358	54%	816,445	504,700	62%
Trading days	64.0	63.0	2%	187.5	187.5	0%
Average commissions per trade(1)	$7.40	$7.83	(5)%	$7.48	$8.55	(13)%
Order routing revenue (in millions)	$119	$83	43%	$341	$245	39%

(1)	Effective in September 2017, the average commissions per trade metric was revised to exclude order routing revenue. Prior periods have been updated to conform to the current presentation.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2018	2017		2018	2017
Funded accounts (beginning of period)	11,266,000	7,189,000	57%	11,004,000	6,950,000	58%
Funded accounts (end of period)	11,399,000	7,279,000	57%	11,399,000	7,279,000	57%
Percentage change during period	1%	1%		4%	5%

Client assets (beginning of period, in billions)	$1,185.7	$846.7	40%	$1,118.5	$773.8	45%
Client assets (end of period, in billions)	$1,229.6	$882.4	39%	$1,229.6	$882.4	39%
Percentage change during period	4%	4%		10%	14%

Net new assets (in billions)	$19.8	$22.0	(10)%	$68.4	$60.2	14%
Net new assets annualized growth rate	7%	10%		8%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2018	2017		2018	2017
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$490	$335	46%	$1,487	$1,054	41%
Asset-based revenues:
Bank deposit account fees	387	286	35%	1,149	800	44%
Net interest revenue	332	175	90%	916	480	91%
Investment product fees	140	112	25%	414	309	34%
Total asset-based revenues	859	573	50%	2,479	1,589	56%
Other revenues	33	23	43%	88	50	76%
Net revenues	1,382	931	48%	4,054	2,693	51%
Operating expenses:
Employee compensation and benefits	352	234	50%	1,228	677	81%
Clearing and execution costs	46	38	21%	149	111	34%
Communications	42	34	24%	141	98	44%
Occupancy and equipment costs	67	44	52%	226	133	70%
Depreciation and amortization	37	25	48%	106	74	43%
Amortization of acquired intangible assets	32	19	68%	107	57	88%
Professional services	70	67	4%	230	178	29%
Advertising	63	58	9%	218	195	12%
Other	42	18	133%	286	65	340%
Total operating expenses	751	537	40%	2,691	1,588	69%
Operating income	631	394	60%	1,363	1,105	23%
Other expense:
Interest on borrowings	28	20	40%	72	48	50%
Loss on sale of investments	—	—	N/A	11	—	N/A
Other	—	1	(100)%	2	1	100%
Total other expense	28	21	33%	85	49	73%
Pre-tax income	603	373	62%	1,278	1,056	21%
Provision for income taxes	152	142	7%	259	395	(34)%
Net income	$451	$231	95%	$1,019	$661	54%
Other information:
Effective income tax rate	25.2%	38.1%		20.3%	37.4%
Average debt outstanding	$2,786	$2,321	20%	$2,783	$1,939	44%
Effective interest rate incurred on borrowings	3.94%	3.47%		3.46%	3.33%

Three-Month Periods Ended June 30, 2018 and 2017
Net Revenues
Net revenues increased 48% to $1.38 billion during the third quarter of fiscal 2018. For fiscal 2018, we expect net revenues to be in excess of $5.2 billion, which is the high end of our fiscal 2018 projection.
Commissions and transaction fees increased 46% to $490 million, primarily due to the addition of approximately 3.5 million funded accounts as a result of the Scottrade acquisition on September 18, 2017, partially offset by lower average commissions per trade for the third quarter of fiscal 2018 compared to the third quarter of the prior year. Total trades increased 56%, as average client trades per day increased 54% to 783,665 for the third quarter of fiscal 2018 compared to 510,358 for the third quarter of the prior year, and there was one more trading day during the third quarter of fiscal 2018. Order routing revenue increased 43% to $119 million due to higher trading volumes. Average commissions per trade decreased to $7.40 from $7.83, primarily due to a higher percentage of equity trades, which earn somewhat lower average commissions per trade.
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, increased 50% to $859 million, primarily due to increases in average spread-based assets, net interest margin earned on spread-based assets and average market fee-based investment balances. The growth in average spread-based and market fee-based investment balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. Net interest margin increased 39 basis points to 1.94%, primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 25 basis points (to between 1.00% and 1.25%) during the third quarter of fiscal 2017 and by 75 basis points (to between 1.75% to 2.00%) during the first nine months of fiscal 2018. The increase in net interest margin was also due to the impact of higher average client margin balances, which earn a larger net interest spread.
Bank deposit account fees increased 35% to $387 million, primarily due to a 26% increase in average client bank deposit account balances and an increase of 9 basis points in the average yield earned on the bank deposit account assets. The growth in the average bank deposit account balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal 2017 and 2018, as described above, partially offset by higher interest rates paid to clients. For more information about the IDA agreement, please see Note 15 – Related Party Transactions under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue increased 90% to $332 million due to a 64% increase in average client margin balances, primarily due to the Scottrade acquisition, increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments as a result of the federal funds rate increases during fiscal 2017 and 2018, as described above, and a $21 million increase in net interest revenue from our securities borrowing/lending program. The increase in the average yield earned on client margin balances was also impacted by increases in the average interest rates charged on client margin balances following the federal funds rate increases.
Investment product fees increased 25% to $140 million, primarily due to a 36% increase in average market fee-based investment balances. The increase in market fee-based investment balances is primarily due to the Scottrade acquisition and growth in our advised solutions products.
Other revenues increased 43% to $33 million, primarily due to increases in fees related to processing corporate securities reorganizations, proxy services and other fee revenue associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Operating Expenses
Total operating expenses, which includes $46 million of acquisition-related expenses, increased 40% to $751 million during the third quarter of fiscal 2018. For the fourth quarter of fiscal 2018, we expect total operating expenses to remain consistent with the third quarter of fiscal 2018. We expect total operating expenses to be approximately $3.46 billion for fiscal 2018 and decrease to approximately $2.80 billion before growth for fiscal 2019, primarily due to expected declines in acquisition costs, intangible amortization and bad debt expense, along with additional synergies from the Scottrade acquisition. We have historically targeted 2% to 4% organic growth, but more recently we have targeted 4% to 8% growth, as increased net revenues have enabled investments in growth, capabilities and efficiencies. Total acquisition-related expenses for fiscal 2018 are expected to range from $400 million to $480 million. We have incurred $384 million of acquisition-related costs during the first nine months of fiscal 2018, and we expect to incur approximately $50 million during the fourth quarter of fiscal 2018.
Employee compensation and benefits increased 50% to $352 million, primarily due to an increase in average headcount related to the Scottrade acquisition and our strategic growth initiatives, as well as $29 million of severance costs related to the Scottrade integration. The average number of full-time equivalent employees increased to 9,156 for the third quarter of fiscal 2018 compared to 6,454 for the third quarter of the prior year.

Clearing and execution costs increased 21% to $46 million, primarily due to increased costs associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Communications expense increased 24% to $42 million, primarily due to the Scottrade acquisition, resulting in increased costs for quotes and market information associated with additional accounts and transaction processing volumes and costs for telecommunications.
Occupancy and equipment costs increased 52% to $67 million, primarily due to additional costs associated with the Scottrade business, including increased expenses related to leased facilities, software maintenance and software licensing.
Depreciation and amortization increased 48% to $37 million, primarily due to depreciation on assets recorded in the Scottrade acquisition, placing our new Southlake, Texas operations center in service during December 2017, and recent technology infrastructure upgrades.
Amortization of acquired intangible assets increased 68% to $32 million, primarily due to amortization of client relationships and trade name intangible assets recorded in the Scottrade acquisition.
Professional services increased 4% to $70 million, primarily due to higher usage of consulting and contract services related to operational and technology-related initiatives and in connection with the Scottrade integration, partially offset by lower costs associated with legal matters.
Advertising expense increased 9% to $63 million for the third quarter of fiscal 2018. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account. We expect advertising expense to increase by $10 million to $15 million during the fourth quarter of fiscal 2018 compared to the third quarter of fiscal 2018.
Other operating expenses increased 133% to $42 million, primarily due to $13 million of costs related to the Scottrade integration, mainly comprised of contract terminations and additional expenses associated with the Scottrade business.
Other Expense and Income Taxes
Interest on borrowings increased 40% to $28 million, primarily due to a 20% increase in average debt outstanding and an increase of 47 basis points in the average effective interest rate on our debt. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration paid in connection with the Scottrade acquisition.
Our effective income tax rate was 25.2% for the third quarter of fiscal 2018, compared to 38.1% for the third quarter of the prior year. The effective income tax rate for the third quarter of fiscal 2018 included an estimated net favorable adjustment of $2 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Tax Cuts and Jobs Act, a $1 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09 and a $9 million favorable benefit resulting from selectively accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. These items had a favorable impact on our earnings for the third quarter of fiscal 2018 of approximately $0.02 per share.
The Tax Cuts and Jobs Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. For more information, see Note 7 – Income Taxes under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements. As a result of the Act, we estimate our effective income tax rate to range between 24% to 25% for the remainder of fiscal 2018, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. This estimate is based on a forecast of income through September 30, 2018 and is subject to change based on actual results. Additionally, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Nine-Month Periods Ended June 30, 2018 and 2017
Net Revenues
Commissions and transaction fees increased 41% to $1.49 billion, primarily due to the addition of approximately 3.5 million funded accounts as a result of the Scottrade acquisition on September 18, 2017, partially offset by lower average commissions per trade for the first nine months of fiscal 2018 compared to the first nine months of the prior year. Average client trades per day increased 62% to 816,445 for the first nine months of fiscal 2018 compared to 504,700 for the first nine months of the prior year. Order routing revenue increased 39% to $341 million due to higher trading volumes. Average commissions per trade decreased to $7.48 from $8.55, primarily due to our reduction in client pricing for online equity and option trades during the second quarter of fiscal 2017 and a higher percentage of equity trades, which earn somewhat lower average commissions per trade.
Asset-based revenues increased 56% to $2.48 billion for the first nine months of fiscal 2018, primarily due to increases in average spread-based assets, net interest margin earned on spread-based assets and average market fee-based investment balances. The growth in average spread-based and market fee-based investment balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. Net interest margin increased 40 basis points to 1.83% during the first nine months of fiscal 2018, primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 75 basis points (to between 1.00% and 1.25%) during fiscal 2017 and by 75 basis points (to between 1.75% to 2.00%) during the first nine months of fiscal 2018. The increase in net interest margin was also due to the impact of higher average client margin balances, which earn a larger net interest spread.
Bank deposit account fees increased 44% to $1.15 billion, primarily due to a 26% increase in average client bank deposit account balances and an increase of 15 basis points in the average yield earned on the bank deposit account assets. The growth in the average bank deposit account balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal 2017 and 2018, as described above, partially offset by higher interest rates paid to clients.
Net interest revenue increased 91% to $916 million due to a 58% increase in average client margin balances, primarily due to the Scottrade acquisition, increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments as a result of the federal funds rate increases during fiscal 2017 and 2018, as described above, and a $69 million increase in net interest revenue from our securities borrowing/lending program. The increase in the average yield earned on client margin balances was also impacted by increases in the average interest rates charged on client margin balances following the federal funds rate increases.
Investment product fees increased 34% to $414 million, primarily due to a 37% increase in average market fee-based investment balances. The increase in market fee-based investment balances is primarily due to the Scottrade acquisition and growth in our advised solutions products.
Other revenues increased 76% to $88 million, primarily due to favorable fair market value adjustments on investments held by our broker-dealer subsidiaries and increases in fees related to proxy services, processing corporate securities reorganizations and other fee revenue associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Operating Expenses
Total operating expenses, which includes $384 million of acquisition-related expenses, increased 69% to $2.69 billion during the first nine months of fiscal 2018.
Employee compensation and benefits increased 81% to $1.23 billion, primarily due to $207 million of severance and other employment benefits related to the Scottrade integration and an increase in average headcount related to the Scottrade acquisition and our strategic growth initiatives. The average number of full-time equivalent employees increased to 9,912 for the first nine months of fiscal 2018 compared to 6,277 for the first nine months of the prior year.
Clearing and execution costs increased 34% to $149 million, primarily due to increased costs associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Communications expense increased 44% to $141 million, primarily due to the Scottrade acquisition, resulting in increased costs for quotes and market information associated with additional accounts and transaction processing volumes and costs for telecommunications.
Occupancy and equipment costs increased 70% to $226 million, primarily due to additional costs associated with the Scottrade business, including increased expenses related to leased facilities, software maintenance and software licensing.
Depreciation and amortization increased 43% to $106 million, primarily due to depreciation on assets recorded in the Scottrade acquisition, placing our new Southlake, Texas operations center in service during December 2017, and recent technology infrastructure upgrades.
Amortization of acquired intangible assets increased 88% to $107 million, primarily due to amortization of client relationships and trade name intangible assets recorded in the Scottrade acquisition.
Professional services increased 29% to $230 million, primarily due to higher usage of consulting and contract services related to operational and technology-related initiatives and in connection with the Scottrade integration, partially offset by lower costs associated with legal matters.

Advertising expense increased 12% to $218 million, primarily due to the Scottrade acquisition and due to increased advertising during professional and collegiate sporting events.
Other operating expenses increased 340% to $286 million, primarily due to $138 million of costs related to the Scottrade integration, mainly comprised of contract terminations, an increase in the provision for bad debt of $58 million related to market volatility during February 2018 and additional expenses associated with the Scottrade business.
Other Expense and Income Taxes
Interest on borrowings increased 50% to $72 million, primarily due to a 44% increase in average debt outstanding. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration paid in connection with the Scottrade acquisition.
Our effective income tax rate was 20.3% for the first nine months of fiscal 2018, compared to 37.4% for the first nine months of the prior year. The effective income tax rate for the first nine months of fiscal 2018 included an estimated net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $5 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $21 million favorable benefit resulting from selectively accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on our earnings for the first nine months of fiscal 2018 of approximately $0.17 per share. The effective income tax rate for the first nine months of the prior year included $7 million of net favorable resolutions of state income tax matters and $3 million of favorable tax benefits for federal incentives. These items had a net favorable impact our earnings for the first nine months of the prior year of approximately $0.02 per share.
Liquidity and Capital Resources
We have established liquidity and capital policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. Our liquidity management policies are designed to mitigate the potential risk that we may be unable to meet current and future cash flow needs. Management of our liquidity is primarily comprised of (a) daily monitoring of our cash flow needs at the holding company, TD Ameritrade Holding Corporation (the "Parent"), and operating subsidiary level, and (b) performing periodic liquidity stress testing related to market and company-specific liquidity stress events in order to identify and plan for liquidity risk exposures.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal 2018 were financed primarily from our subsidiaries' earnings, cash on hand and short-term borrowings. During the first nine months of fiscal 2018, we experienced increased liquidity needs at our clearing broker-dealer subsidiaries due to an increase in market volatility and in order to support regulatory and working capital requirements associated with the integration and migration of client accounts from the Scottrade platform to the Company's platform. We plan to finance both our ordinary and integration-related capital and liquidity needs during the remainder of fiscal 2018 primarily from our subsidiaries' earnings, cash on hand and short-term borrowings.
Parent Company
The Parent conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries. Dividends from our subsidiaries are an important source of liquidity for the Parent. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA") and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the Parent.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity. Liquidity could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $255 million and uncommitted facilities of $600 million under the Parent's intercompany credit agreements were available to its primary broker-dealer and FCM/FDM subsidiaries as of June 30, 2018. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.

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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of June 30, 2018 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$2,527	$1,283	$1,244
TD Ameritrade, Inc.	$193	$0.3	$193
Scottrade, Inc. (1)	$46	$0.3	$45

(1) On February 26, 2018, Scottrade, Inc. transferred substantially all of its broker-dealer business, including its clearing operations, to other subsidiaries of the Company.

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$124	$25	$99
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

	June 30, 2018	September 30, 2017
TD Ameritrade Clearing, Inc.	$745	$476
Scottrade, Inc.	$9	$73
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
Cash balances in client brokerage accounts are summarized in the following table (dollars in millions):

	June 30, 2018	September 30, 2017
TD Ameritrade Clearing, Inc.	$22,121	$18,501
Scottrade, Inc.	$—	$6,193
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 are summarized in the following table (dollars in millions):

	June 30, 2018	September 30, 2017
TD Ameritrade Clearing, Inc.	$4,265	$6,447
Scottrade, Inc.	$10	$3,658
For general liquidity needs, TDAC currently maintains two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion. TDAC also utilizes secured uncommitted lines of credit for short-term liquidity needs. These facilities are described under "Long-term Debt and Other Borrowings" later in this section.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the Parent. The Parent's intercompany credit agreements with TDAC provides for committed revolving loan facilities of $400 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under "Long-term Debt and Other Borrowings – Intercompany Credit Agreements" later in this section.
Liquid Assets
Liquid assets is a non-GAAP financial measure. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets, rather than simply including the regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined below, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate investments, less securities sold under agreements to repurchase, and (c) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Corporate cash and cash equivalents includes cash and cash equivalents from our investment advisory subsidiaries. Liquid assets is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. In June 2018, the presentation of the liquid assets metric was revised in order to provide a consolidated view of our liquidity, which management may utilize, as necessary, to meet corporate cash flow needs, fund potential operational contingencies and support our business strategies.  The prior period, which provided a view of our liquidity net of operational contingencies and other obligations, has been updated to conform to the current presentation.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	June 30,	Sept. 30,
	2018	2017	Change
Cash and cash equivalents - GAAP	$1,343	$1,472	$(129)
Less: Non-corporate cash and cash equivalents	(1,044)	(1,174)	130
Corporate cash and cash equivalents	299	298	1
Corporate investments	388	714	(326)
Excess regulatory net capital over management targets	166	46	120
Liquid assets - non-GAAP	$853	$1,058	$(205)
The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2017	$1,058
Plus: EBITDA(1)	1,563
Change in net capital related to daily futures client cash sweep	17
Proceeds from sale of property and equipment	12
Less: Payment of cash dividends	(357)
Corporate capital contribution to regulated subsidiary, not included in excess regulatory net capital over management targets	(300)
Other changes in working capital and regulatory net capital	(300)
Income taxes paid	(278)
Net increase in borrowings under intercompany credit agreements	(175)
Purchase of property and equipment	(166)
Net increase in cash collateral pledged to interest rate swap counterparties	(113)
Interest paid	(88)
Purchase of treasury stock for income tax withholding on stock-based compensation	(16)
Cash paid in business acquisition	(4)
Liquid assets as of June 30, 2018	$853

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
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

The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of June 30, 2018, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 3.59%.
Lines of Credit – TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under the secured uncommitted lines, TDAC borrows on a demand basis from three unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having appropriate collateral as determined by each secured uncommitted credit agreement. At June 30, 2018, borrowings are limited to $200 million under one of the secured uncommitted credit agreements and the terms of the other two secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. In addition, the Parent has a secured uncommitted line of credit agreement with one unaffiliated bank, which limits its borrowings up to $100 million on a demand basis. There were no borrowings outstanding under the secured uncommitted lines of credit as of June 30, 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) – Our repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. The weighted average interest rate on the $97 million outstanding repurchase agreement balances as of June 30, 2018 was 2.15%.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility – The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2018.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities – TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 16, 2019, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of June 30, 2018.
Intercompany Credit Agreements – The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit. The current committed and/or uncommitted lines of credit are summarized in the table below (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$400	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$30	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There was $175 million of borrowings outstanding under the intercompany credit agreements as of June 30, 2018.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. As of June 30, 2018, we had approximately 26 million shares remaining under this stock repurchase authorization.
Cash Dividends
We declared a $0.21 per share quarterly cash dividend on our common stock each quarter of fiscal 2018. We paid $357 million in cash dividends during the first nine months of fiscal 2018. We will pay the fourth quarter dividend of $0.21 per share on August 21, 2018 to all shareholders of record as of August 7, 2018.

Contractual Obligations
The following item constitutes a material change in our contractual obligations outside the ordinary course of business since September 30, 2017:
During the first nine months of fiscal 2018, we accelerated and paid approximately $51 million of future purchase obligations. These purchase obligations were originally expected to be paid during fiscal years 2019 through 2027 and consisted of early contract termination costs associated with the Scottrade integration.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 10 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 15 – Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (28% of our net revenues for the first nine months of fiscal 2018). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in the current low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of June 30, 2018, our consolidated duration was 2.0 years. We have an Asset/Liability Committee as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2018 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $80 million to $175 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $165 million to $190 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2018. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2017.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2018 – April 30, 2018	47,052	$57.64	—	25,979,986
May 1, 2018 – May 31, 2018	7,952	$57.70	—	25,979,986
June 1, 2018 – June 30, 2018	635	$60.73	—	25,979,986
Total – Three months ended June 30, 2018	55,639	$57.68	—	25,979,986
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal 2018.
During the quarter ended June 30, 2018, 55,639 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

10.1*
Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company

10.2
Credit Agreement, dated May 17, 2018, among TD Ameritrade Clearing, Inc., the lenders party thereto, Wells Fargo Securities, LLC, Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and TD Securities (USA) LLC, as joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 21, 2018)

10.3
First Amendment, dated May 17, 2018, to Credit Agreement, dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, and Industrial and Commercial Bank of China Ltd., New York Branch, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on May 21, 2018)

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
Dated: August 7, 2018

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)