Form 10-K
period 2018-09-30
TD AMERITRADE HOLDING CORP
filed 2018-11-16
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-35509

TD Ameritrade Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South 108th Avenue, Omaha, Nebraska 68154 (Address of principal executive offices) (Zip Code) (800) 669-3900 (Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $33.3 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 29, 2018, the last trading day of the registrant's most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of November 1, 2018 was 562,369,568 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the registrant's 2019 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

TD AMERITRADE HOLDING CORPORATION

Unless otherwise indicated, references to "we," "us," "our," "Company," or "TD Ameritrade" mean TD Ameritrade Holding Corporation and its subsidiaries, and references to "fiscal" mean the Company's fiscal year ended September 30. References to the "parent company" mean TD Ameritrade Holding Corporation.
PART I
Item 1.    Business
Form of Organization
The Company was established as a local investment banking firm in 1971 and began operations as a retail discount securities brokerage firm in 1975. The parent company is a Delaware corporation.
Operations
We are a leading provider of securities brokerage services and related technology-based financial services to retail clients and independent registered investment advisors ("RIAs"). We provide our services to individual retail investors and traders, and RIAs predominantly through the Internet, a national branch network and relationships with RIAs. We use our platform to offer brokerage services to retail investors and traders under a simple, low-cost commission structure and brokerage custodial services to RIAs.
We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; mobile trading; unlimited, streaming, free real-time quotes; extended trading hours; direct access to market destinations; commitment on the speed of order execution and trading via chatbot and voice commands. Over the years the number of brokerage accounts, RIA relationships, average daily trading volume and total assets in client accounts have substantially increased. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost-efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant investments in building the TD Ameritrade brand.
Strategy
We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth strategy is to increase our market share of total assets in client accounts, while maintaining a leadership position in client trading, by providing superior offerings to retail investors and traders, and RIAs. We strive to enhance the client experience by providing asset management products and services, enhanced trading tools and capabilities and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•
Focus on brokerage services.    We continue to focus on attracting retail investors and traders, and RIAs to our brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services. We primarily route orders for execution of client trades on an agency, rather than a principal, basis. We maintain an inventory of fixed income securities to meet client demand.

•
Provide a comprehensive investor solution.    We continue to expand our suite of diversified investment products and services to best serve investors' needs. We help clients make investment decisions by providing investment tools, guidance, education and objective third-party research at levels that meet the needs of our clients.

•
Continue to be a leader in the RIA industry.    We provide RIAs with comprehensive brokerage and custody services supported by our robust integrated technology platform, customized personal service and practice management solutions.

•
Leverage our infrastructure to add incremental revenue.    Through our proprietary technology, we are able to provide a robust online experience for retail investors and traders. Our low-cost, scalable systems provide speed, reliability and quality trade execution services for clients. The scalable capacity of our trading system allows us to process a significant number of additional transactions while incurring minimal additional fixed costs.

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

•
Continue to differentiate our offerings through innovative technologies and service enhancements.    We have been an innovator in our industry for over 40 years. We continually strive to provide our clients with the ability to customize their investing and trading experience. We provide our clients greater choice by offering features and functionality to meet their specific needs.

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

On September 18, 2017, we completed our acquisition of the brokerage business of Scottrade Financial Services, Inc. ("Scottrade"), a Delaware corporation. The transaction combined highly complementary franchises and added significant scale to our retail business with the addition of approximately 3.5 million funded client accounts, extended our leadership in trading, and expanded the size of our branch network. For additional information regarding this acquisition, see Note 2 - Business Acquisition under Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.
Client Offerings
We deliver products and services aimed at providing a comprehensive, personalized experience for retail investors and traders, and independent RIAs. Our client offerings are described below:
Trading and Investing Platforms

•
tdameritrade.com Web Platform is our core offering for self-directed retail investors and traders. We offer a broad array of tools and services, including alerts, screeners, conditional orders and free fundamental third-party research. Modules such as streaming news, stock events, and account balances allow clients to stay well informed. Free planning tools are also provided, such as Portfolio Planner to efficiently create a bundle of securities to trade, invest and rebalance and Retirement Planner to assess retirement needs. Social Signals is a trading resource that pulls insights from Twitter and compiles them in one place. A variety of third-party research supports clients in evaluating potential investments. Dividend Income Estimator allows clients to calculate and visualize estimated dividend income for their current holdings, watch list positions and specific securities.

•
thinkorswim® is a downloadable desktop platform designed for advanced traders, featuring easy-to-use interfaces, elite-level trading and analytical tools for complex trading strategies. Clients who use thinkorswim trade a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange and exchange-traded funds ("ETFs").

•
TD Ameritrade Mobile allows on-the-go investors and traders to trade and monitor accounts from web-enabled mobile devices with features such as alerts, research, streaming market commentary and the ability to deposit a check directly from a smartphone or tablet. Through our mobile apps, clients can interact with our agents through chat messaging capabilities to service their accounts. Access is available through the TD Ameritrade Mobile App, the more advanced TD Ameritrade Mobile Trader App or via a mobile browser at the TD Ameritrade Mobile Site.

•
TD Ameritrade Institutional is a leading provider of comprehensive brokerage and custody services to more than 6,000 independent RIAs and their clients. Our advanced technology platform, coupled with personal support from our dedicated service teams, allows RIAs to grow and manage their practices more effectively and efficiently while optimizing time with clients. Additionally, TD Ameritrade Institutional provides a robust offering of products, programs and services. These services are all designed to help advisors build their businesses and help their clients meet their financial goals.

Other Offerings

•
TD Ameritrade Education offers a suite of investor education for stocks, options, income investing and portfolio management. TD Ameritrade Education offers free education to our clients primarily built around an investing method that is designed to teach investors, regardless of experience, how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are accompanied by all-day webcasts on a variety of investing topics and live events for beginner, intermediate and advanced investors.

•
TD Ameritrade's Goal Planning sessions are a complimentary service where clients meet with a financial consultant and develop an investment plan, based on a variety of factors including personal goals, time to achieve goal, risk tolerance, assets and net worth. Clients learn how likely they are to achieve their goals and how hypothetical changes to their decisions could influence their plan.

•
Essential Portfolios is an automated, low-cost investing solution that uses advanced technology to help long-term investors pursue their financial goals, with access to five non-proprietary goal-oriented ETF portfolios. Our subsidiary, TD Ameritrade Investment Management, LLC ("TDAIM"), recommends an investment portfolio based on an investor's objective, time horizon and risk tolerance.

•
Selective Portfolios (formerly known as Amerivest®) is an advisory service that develops portfolios of ETFs or mutual funds, along with cash and cash alternatives, to help long-term investors pursue their financial goals. Our subsidiary, TDAIM, recommends an investment portfolio based on an investor's objective, time horizon and risk tolerance.

•
Personalized Portfolios is a more sophisticated advisory service designed to create a customized portfolio of ETFs or mutual funds that aims to satisfy each client's unique goals - balancing digital elements and human touch from credentialed portfolio and investment professionals. Also powered by TDAIM, the portfolios are based on each investor's objectives, risk tolerance and time horizon.

•
AdvisorDirect® is a national referral service for investors who wish to engage the services of an independent RIA. AdvisorDirect refers interested investors to one or more independent RIAs that are unaffiliated with TD Ameritrade and that offer investment management and/or financial planning services to investors served by TD Ameritrade's branch offices. We strive to have all independent RIAs participating in AdvisorDirect meet or exceed TD Ameritrade's professional eligibility requirements.

•	TD Ameritrade Network is our broadcast network, offering real-time market news, insights and investor education. The network's programming features experienced journalists and financial professionals.

•
TD Ameritrade Corporate Services provides self-directed brokerage services to employees of corporations, either directly in partnership with the employer or through joint marketing relationships with third-party administrators, such as 401(k) providers and employee benefit consultants. Trust and custody services are also offered to a wide range of plan types through our subsidiary, TD Ameritrade Trust Company.

•
TD Ameritrade Singapore Pte. Ltd. and TD Ameritrade Hong Kong Ltd. enable retail investors in Singapore and Hong Kong to trade the U.S. markets by providing access to trading technology, low commission rates, free education and customer service. Clients can trade stocks, ETFs, options, futures, and options on futures using the thinkorswim trading platform and thinkorswim Mobile. TD Ameritrade Singapore Pte. Ltd. is licensed by the Monetary Authority of Singapore and TD Ameritrade Hong Kong Ltd. is licensed by the Securities and Futures Commission.

Products and Services
We strive to provide the best value of retail brokerage services to our clients. The products and services available to our clients include:

•	Common and preferred stock. Clients can purchase common and preferred stocks, American Depository Receipts and closed-end funds traded on any United States exchange or quotation system.

•
Exchange-Traded Funds.    ETFs are baskets of securities (stocks or bonds) that typically track recognized indices. They are similar to mutual funds, except that they trade on an exchange like stocks. Our ETF Market Center offers our clients approximately 300 commission-free ETFs from leading providers with Morningstar Associates, LLC research and ratings and diverse investment strategies. Trades in these ETFs are commission-free, provided the funds are held for 30 days or longer. Our website includes an ETF screener, along with independent research and commentary, to assist investors in their decision-making.

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

•
Margin lending.    We extend credit to clients who maintain margin accounts. Portfolio margin, which bases margin requirements on the net exposure of all positions in an account rather than just on individual positions, is also available for accounts with net liquidating values of at least $125,000.

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

We earn commissions and transaction fees on client trades in common and preferred stock, ETFs, exchange-traded notes, closed-end funds, options, futures, foreign exchange, mutual funds, fixed income securities and annuities. Order routing revenue generated from payments or rebates received from market centers is a component of commissions and transaction fees. Margin lending, securities borrowed and loaned transactions and client cash generate net interest revenue. Cash management services generate bank deposit account fees. Fees earned from mutual funds, investment program fees and referrals generate investment product fee revenues. Other revenues include proxy income, solicit and tender fees and other fees charged for ancillary services provided to clients. The following table presents the percentage of net revenues contributed by each class of similar services during the last three fiscal years:

	Percentage of Net Revenues Fiscal Year Ended September 30,
Class of Service	2018	2017	2016
Commissions and transaction fees	36.1%	37.6%	41.2%
Bank deposit account fees	28.3%	30.1%	27.8%
Net interest revenue	23.3%	18.8%	17.9%
Investment product fees	10.2%	11.5%	11.3%
Other revenues	2.1%	2.0%	1.8%
Net revenues	100.0%	100.0%	100.0%
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

•	Tailoring client service to the particular expectations of clients; and

•	Expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients' trading, investing and related activities.
We provide client service and support through the following means:

•
Websites.    Our websites provide information on how to use our services, a variety of self-service capabilities and an in-depth education center that includes a selection of online investing courses. Clients also have access to a virtual agent that enables them to ask questions about our products, tools and services, as well as access to live agents through chat capabilities.

•	Branches. We offer a nationwide network of retail branch offices, with more than 360 retail branches located in 48 states and the District of Columbia.

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

•
TTY services for the hearing impaired. To ensure effective communication in connection with the provision of financial services, we provide sign language and oral interpreters and/or other auxiliary aids and services free of charge for the hearing impaired.

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
Advertising and Marketing
We intend to continue to grow and increase our market share by advertising online, on television, in print, on our own websites, and utilizing various forms of social media. We invest heavily in advertising programs designed to bring greater brand recognition to our services, and we intend to continue to aggressively advertise. From time to time, we may choose to increase our advertising to target specific groups of investors or to increase or decrease advertising in response to market conditions.
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
Clearing Operations
Our subsidiary, TD Ameritrade Clearing, Inc. ("TDAC"), provides clearing and execution services for our securities brokerage business. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. TDAC provides the following back office functions:

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
The market for brokerage services, particularly electronic brokerage services, continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other brokerage firms, many of which provide online brokerage services. These competitors include E*TRADE Financial Corporation, The Charles Schwab Corporation and Fidelity Investments. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms, such as Merrill Lynch and Morgan Stanley, as well as from banks, mutual fund sponsors, online wealth management services (including so-called "robo-advisors") and other financial institutions and organizations, some of which provide online brokerage services.
Regulation
The securities, futures and foreign exchange industries are subject to extensive regulation under federal and state law. Our broker-dealers, TD Ameritrade, Inc. and TDAC, are required to register with the U.S. Securities and Exchange Commission ("SEC") and to be members of FINRA and the Municipal Securities Rulemaking Board ("MSRB"). Our futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary, TD Ameritrade Futures & Forex LLC ("TDAFF"), is registered with the Commodity Futures Trading Commission ("CFTC") and is a member of, and the corresponding services functions are regulated by, the NFA. Our broker-dealer subsidiaries are subject to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act") relating to broker-dealers, including, among other things, minimum net capital requirements under the SEC Uniform Net Capital Rule (Rule 15c3-1), best execution requirements for client trades under SEC guidelines and FINRA rules and segregation of client funds under the SEC Customer Protection Rule (Rule 15c3-3), administered by the SEC and FINRA. TDAFF is subject to regulations under the Commodity Exchange Act, administered by the CFTC and NFA, including CFTC Regulations 1.17 and 5.7, which require the maintenance of minimum adjusted net capital, and CFTC Regulation 1.20, which requires segregation of client funds.
Net capital rules are designed to protect clients, counterparties and creditors by requiring a broker-dealer, an FCM or an FDM to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealer's, an FCM's or an FDM's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels. Broker-dealers are required to provide notice to the SEC and FINRA if their net capital is below certain required levels. Likewise, a FCM and FDM, such as TDAFF, must provide notice to the CFTC if its adjusted net capital amounts are below required levels.

Certain of our subsidiaries are also registered as investment advisors under the Investment Advisers Act of 1940. We are also subject to regulation in all 50 states, the District of Columbia and Puerto Rico, including registration requirements. TD Ameritrade Trust Company is chartered in the state of Maine as a state-regulated non-depository trust company.
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
Cyber Security Risk — Cyber security risk is the risk of a malicious technological attack intended to impact the confidentiality, availability, or integrity of our systems and data, including sensitive client data. Our technology and security teams rely on a layered system of preventive and detective technologies, practices, and policies to detect, mitigate, and neutralize cyber security threats. Cyber-attacks can also result in financial and reputational risk.
Market Risk — Market risk is the risk of loss resulting from adverse movements in market factors, such as asset prices, foreign exchange rates and interest rates. Our market risk related to asset prices is mitigated by our routing for execution of client trades primarily on an agency, rather than a principal, basis and our maintenance of fixed-income securities to meet client requirements. Interest rate risk is our most prevalent form of market risk. For more information about our interest rate risk and how we manage it, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

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
Intellectual Property Rights
Our success and ability to compete are significantly dependent on our intellectual property. We rely on copyright, trade secret, trademark, domain name, patent and contract laws to protect our intellectual property and have utilized the various methods available to us, including filing applications for patents and trademark registrations with the United States Patent and Trademark Office and entering into written licenses and other technology agreements with third parties. Our patented and patent pending technologies include stock indexing and investor education technologies, as well as innovative trading and analysis tools. Our trademarks include both our primary brand, TD Ameritrade (including the "TD" name through trademark license agreement with The Toronto-Dominion Bank), as well as brands for other products and services. A substantial portion of our intellectual property is protected by trade secrets. The source and object code for our proprietary software is also protected using applicable methods of intellectual property protection and general protections afforded to confidential information. In addition, it is our policy to enter into confidentiality and intellectual property ownership agreements with our employees and confidentiality and noncompetition agreements with our independent contractors and business partners and to control access to and distribution of our intellectual property.
Employees
As of September 30, 2018, we had 9,183 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.
Financial Information about Segments and Geographic Areas
We primarily operate in the securities brokerage industry and have no other reportable segments. Substantially all of our revenues from external clients for the fiscal years ended September 30, 2018, 2017 and 2016 were derived from our operations in the United States.
Websites and Social Media Disclosure
From time to time, the Company may use its website and/or Twitter as distribution channels of material information. The Company's Code of Business Conduct and Ethics, financial data and other important information regarding the Company is accessible through and posted on the Company's website at www.amtd.com and its Twitter account

@TDAmeritradePR. We ask that interested parties visit or subscribe to newsfeeds at www.amtd.com/newsroom to automatically receive email alerts and other information, including the most up-to-date corporate financial information, presentation announcements, transcripts and archives. The website to access the Company's Twitter account is https://twitter.com/TDAmeritradePR. Website links provided in this report, although correct when published, may change in the future. We make available free of charge on our website at www.amtd.com/investor-relations/sec-filings our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC filings are also available on the SEC's website at http://www.sec.gov.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition, future results of operations or stock price. Although the risks described below are those that we believe are the most significant, these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material also may materially affect our business, financial condition, future results of operations or stock price.
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
We have exposure to interest rate risk.
As a fundamental part of our brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account arrangements with TD Bank USA, N.A. and TD Bank N.A. and with other third-party financial institutions, which are subject to interest rate risk. Continued uncertainty resulting from U.S. fiscal and political matters, including concerns about federal, state and municipal debt levels, taxes, U.S. debt ratings, immigration policies and international conflicts, have impacted and may continue to impact the U.S. and global economic recovery. The direction and level of interest rates are important factors in our profitability.
A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread.
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low (but rising) interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yield paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability.

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
Our broker-dealer subsidiary, TDAC, provides clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of client securities and other assets and the clearing of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations, such as the DTCC and the OCC, in settling client securities transactions. Clearing securities firms, such as TDAC, are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to regulatory fines and civil penalties as well as losses and liability in related legal proceedings brought by clients and others.
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
We receive and process trade orders through a variety of electronic channels, including the Internet, mobile trading applications and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, distributed denial of service

("DDOS") attacks, spurious spam attacks, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality following any of these events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS, spam attacks or extreme market volatility could cause our website or other trading applications to be unavailable or slow to respond. While we have made significant investments to upgrade the reliability and scalability of our systems and added hardware to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle such extraordinary circumstances. Slowness or unavailability may not impact all trading channels evenly, and some trading channels may be impacted while others are not. Social media and media reports may conflate one channel being unavailable with all channels being unavailable. We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, substantial losses to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. We are also dependent on the integrity and performance of securities exchanges, clearing houses and other intermediaries to which client orders are routed for execution and settlement. Systems failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices, cause substantial losses for us and our clients and subject us to claims from our clients for damages. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Further, a cybersecurity intrusion could occur and persist for an extended period of time without detection, and any investigation of a cybersecurity intrusion could require a substantial amount of time. During all this time we might not know the extent of the harm or how best to remediate it, and errors or omissions could be repeated or compounded before being discovered and remediated, all of which could aggravate the costs and consequences of the intrusion.
As our business model relies heavily on our clients' use of their own personal computers, mobile devices and the Internet, our business and reputation could be harmed by security breaches of our clients and third parties. Computer viruses and other attacks on our clients' personal computer systems, home networks and mobile devices or against the third-party networks and systems of Internet and mobile service providers could create losses for our clients even without any breach in the security of our systems and could thereby harm our business and our reputation. As part of our asset protection guarantee, we may reimburse our clients for losses in their accounts caused by a breach of security of our clients' own computers (through no fault of the client). Such reimbursements may not be covered by applicable insurance and could have an adverse effect on our business, financial condition and results of operations.
Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber-attacks increases. Developing and enhancing new products and services, which is necessary for us to remain competitive, may involve the use or creation of new technologies, exposes us to cybersecurity and privacy risks that cannot be completely anticipated and increases the risk of security breaches and cyber-attacks. As a financial services company, we are continuously subject to cyber-attacks, DDOS and ransomware attacks, malicious code and computer viruses by activists, hackers, organized crime, foreign state actors and other third parties. Such breaches could lead to shutdowns or disruptions of our systems, account takeovers and unauthorized gathering, monitoring, misuse, loss, total destruction and disclosure of data and confidential information of ours, our clients, our employees or other third parties, or otherwise materially disrupt our or our clients' or other third parties' network access or business operations. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations.
We, along with the financial services industry in general, have experienced losses related to clients' login and password information being compromised, generally caused by attacks capturing credentials directly from clients themselves, through phishing attacks, clients' use of non-secure public computers or vulnerabilities of clients' private computers and mobile devices. In 2007, we discovered and eliminated unauthorized code from our computer systems that had allowed an unauthorized third party to retrieve client email addresses, names, addresses and phone numbers from an internal database. Following the incident, we incurred significant remediation costs. In addition, in 2013, Scottrade, which we acquired in September 2017, experienced a database breach. We are aware of subsequent attempts by other attackers to penetrate our systems using similar techniques and similar attacks against other financial institutions. Although we have taken steps to reduce the risk of such threats, our risk and exposure to a cyber-attack or related breach remains heightened due to the evolving nature of these threats, our plans to continue to implement mobile access solutions to serve our clients, our routine transmission of sensitive information to third parties, the current global economic and political environment, external extremist parties and other developing factors. If a cyber-attack or similar breach were to occur, we could suffer damage to our reputation and incur significant remediation costs and losses.
In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber-attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, regulatory fines, financial responsibility under our asset protection guarantee to reimburse clients for losses in their accounts resulting from unauthorized activity in their accounts (through no fault of the client) and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
We also face risk related to external fraud involving the misappropriation and use of clients' user names, passwords or other personal information to gain access to their accounts. This could occur from the compromise of clients' personal electronic devices or as a result of a data security breach at an unrelated company where clients' personal information is taken and then made available to fraudsters. This risk has grown in recent years due to the increased sophistication and activities of organized crime and other external parties, including foreign state-sponsored parties. Losses in client accounts reimbursed under our asset protection guarantee against unauthorized account activity (through no fault of the client) could have adverse impacts on our business, financial condition and results of operations.
Aggressive competition could reduce our market share and harm our financial performance.
The market for electronic brokerage services is continually evolving and is intensely competitive. The retail brokerage industry has experienced significant consolidation, which may continue in the future, and which may increase competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them at lower prices. There has been aggressive price competition in the industry, including various free trade offers, reduced trading commissions and higher interest rates paid on cash held in client accounts. We expect this competitive environment to continue in the future. We face direct competition from numerous retail brokerage firms, including E*TRADE Financial Corporation, The Charles Schwab Corporation and Fidelity Investments. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms, such as Merrill Lynch and Morgan Stanley, as well as from banks, mutual fund sponsors, online wealth management services (including so-called "robo-advisors") and other financial institutions and organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. We believe that the general financial success of companies within the retail securities industry will continue to attract new competitors to the industry, such as software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do or offer services at lower prices. Increased competition, including pricing pressure, could have a material adverse effect on our financial condition and results of operations.

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
We provide investment advisory services to investors through our SEC-registered investment advisors, TD Ameritrade, Inc., TD Ameritrade Investment Management, LLC and TradeWise Advisors, Inc. ("TradeWise"). TD Ameritrade, Inc. offers AdvisorDirect,® a service that refers a client to an independent RIA. TD Ameritrade Investment Management, LLC recommends an investment portfolio, through Essential, Selective or Personalized Portfolios, based on an investor's objectives, time horizon and risk tolerance. TradeWise provides an option advisory service for self-directed investors. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.
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
There is no assurance that any external service providers will be able to continue to provide these services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs in the future. Some external service providers have assets that are important to the services they provide us located outside the United States, and their ability to provide these services is subject to risks from unfavorable political, economic, legal or other developments, such as social or political instability, changes in governmental policies or changes in laws and regulations.
An interruption in or the cessation of service by an external service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Employee misconduct, which can be difficult to detect and deter, could harm our reputation and subject us to significant legal liability.
There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry. There is a risk that our employees could engage in misconduct that adversely affects our business. The precautions that we take to detect and deter this activity may not be effective if our employees engage in misconduct. If one or more of them were to improperly access, use or disclose confidential information or to engage in other misconduct, we could be subject to regulatory sanctions and suffer serious harm to our financial condition, reputation, current client relationships and ability to attract future clients.

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
The U.S. Department of Labor ("DOL") enacted regulations changing the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA) and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and Individual Retirement Arrangements (IRAs). The DOL regulations deemed many of the investment, rollover and asset management recommendations from us to our clients regarding their retirement accounts fiduciary "investment advice" under ERISA. The U.S. Court of Appeals for the Fifth Circuit has vacated the DOL's conflict-of-interest rule in its entirety, and the DOL has announced a conditional enforcement policy pending the issuance of further guidance and may take further actions in light of the Fifth Circuit's decision. In addition, New York and several other states have proposed or are expected to propose a heightened standard of care for financial professionals in their respective states and/or relating to the sale of retirement savings and investment products.
One of the most significant impacts on our business from the DOL regulations and related prohibited transaction exemptions is the impact on our fee and compensation practices, which are likely to continue to some degree even though the DOL regulations have been vacated. These regulations also continue to subject us to an increased risk of class actions and other litigation and regulatory risks. In addition, the SEC or the states' promulgation or enactment, respectively, of an enhanced standard of care could similarly have adverse impacts on our business. Additional rulemaking or legislative action on the part of federal or local governments and governmental agencies could negatively impact our business and financial results. While we have not yet been required to make other material changes to our business or operations as a result of the Dodd-Frank Act or other rulemaking or legislative action, it is not certain what the scope of future rulemaking or interpretive guidance from the SEC, FINRA, CFTC, NFA, DOL, banking regulators and other regulatory agencies may be, how the courts and regulators might interpret these rules and what impact this will have on our compliance costs, business, operations and profitability.
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
The securities industry is subject to extensive regulation by federal, state, international government and self-regulatory agencies, and financial services companies are subject to regulations covering all aspects of the securities business. Regulations are intended to ensure the integrity of financial markets, appropriate capitalization of broker-

dealers, FCMs and FDMs and the protection of clients and their assets. These regulations often serve to limit our business activities through capital, client protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. Federal, state, self-regulatory organizations and foreign regulators can, among other things, censure, fine, issue cease-and-desist orders to, suspend or expel a regulated entity or any of its officers or employees. Despite our efforts to comply with applicable legal requirements, there are a number of risks, including in areas where applicable laws or regulations may be unclear or where regulators could revise their previous guidance, and we could fail to establish and enforce procedures to comply with applicable legal requirements and regulations, which could have a material adverse effect on our business.
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
While we maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, violations could still occur. In addition, some legal and regulatory frameworks provide for the imposition of fines or penalties for non-compliance even though the non-compliance was inadvertent or unintentional and even though systems and procedures reasonably designed to prevent violations were in place at the time. There may be other negative consequences resulting from a finding of non-compliance, including restrictions on certain activities. Such a finding may also damage our reputation and our relationships with regulators and could restrict the ability of institutional investment managers to invest in our securities.
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
Risk Factors Relating to Acquisitions
We may not realize all of the financial and strategic goals of our Scottrade acquisition.
Risks we face in connection with our acquisition and continuing integration of Scottrade include that:

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

•
our financial condition or results of operations could be adversely impacted by: claims or liabilities that we assumed from Scottrade or that are otherwise related to the acquisition, including claims made by government agencies, terminated employees, current or former customers, former stockholders or other third parties; contractual relationships of Scottrade that we would not have entered into but for the merger, the termination or modification of which may be costly or disruptive to our business; and intellectual property claims or disputes; and

•
we may have failed to identify or assess the magnitude of liabilities, shortcomings or other circumstances of Scottrade, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, a loss of anticipated tax benefits or other adverse effects on our business, financial condition or results of operations.

As a result of these risks and challenges, we may not realize the financial and strategic goals that we initially anticipated from the Scottrade transaction in a timely manner or at all.
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

•
sales of a substantial number of shares of our common stock by (i) TD or (ii) J. Joe Ricketts, our founder, and certain members of his family and trusts held for their benefit, who currently have registration rights covering approximately 234 million shares and 59 million shares, respectively, of our common stock; and

•
increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, changes in the interest rate environment or in market expectations regarding the interest rate environment and variations between estimated financial results and actual financial results.

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
Our corporate debt level may limit our ability to obtain additional financing.
As of November 1, 2018, we had approximately $3.55 billion of long-term debt, consisting of:

•	$500 million of 5.600% Senior Notes with principal due in full on December 1, 2019;

•	$600 million of variable-rate Senior Notes with principal due in full on November 1, 2021;

•	$750 million of 2.950% Senior Notes with principal due in full on April 1, 2022;

•	$400 million of 3.750% Senior Notes with principal due in full on April 1, 2024;

•	$500 million of 3.625% Senior Notes with principal due in full on April 1, 2025; and

•	$800 million of 3.300% Senior Notes with principal due in full on April 1, 2027.
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
As of September 30, 2018, TD owned approximately 42% of our outstanding common stock. As a result, TD will generally have the ability to significantly influence the outcome of any matter submitted to a vote of our stockholders and as a result of its significant share ownership in TD Ameritrade, TD may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD, but not necessarily favorable to our other stockholders.

The stockholders agreement provides that TD may designate five of the twelve members of our board of directors, subject to adjustment based on TD's ownership positions in TD Ameritrade. As of September 30, 2018, based on its ownership positions, TD has the right to designate five members of our board of directors. Accordingly, TD is able to significantly influence the outcome of all matters that come before our board.
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
We have extensive relationships and business transactions with TD and certain of its affiliates. The insured deposit account agreement between us and affiliates of TD accounts for a significant portion of our revenue. This agreement enables our clients to invest in an FDIC-insured (up to specified limits) deposit product without the need for us to establish the significant levels of capital that would be required to maintain our own bank charter. During fiscal 2018, net revenues related to this agreement accounted for approximately 26% of our net revenues. The termination or adverse modification of this agreement without replacing it on comparable terms with a different counterparty, which may not be available, could have a material adverse effect on our business, financial condition and results of operations. If this agreement was terminated or adversely modified and we were permitted to establish our own bank charter for purposes of offering an FDIC-insured deposit product, we would be required to establish and maintain significant levels of capital within a bank subsidiary. We would also be subject to various other risks associated with banking, including credit risk on loans and investments, liquidity risk associated with bank balance sheet management, operational risks associated with banking systems and infrastructure and additional regulatory requirements and supervision.
Conflicts of interest may arise between TD Ameritrade and TD, which may be resolved in a manner that adversely affects our business, financial condition or results of operations.
Conflicts of interest may arise between us and TD in areas relating to past, ongoing and future relationships and contracts, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD Ameritrade and the exercise by TD of its influence over our management and affairs. Some of the directors on our board are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD Ameritrade and TD or its other subsidiaries could create conflicts of interest if such directors or officers are faced with decisions that could have materially different implications for us and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between us and TD. In addition, a committee of our board consisting of outside independent directors reviews and approves or ratifies transactions with TD and its affiliates. There can be no assurance that any of the foregoing potential conflicts would be resolved in a manner that does not adversely affect our business, financial condition or results of operations. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent us and TD from competing with each other to some degree.

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
Payment of future cash dividends on our common stock will depend on our ability to generate earnings and cash flows. However, sufficient cash may not be available to pay such dividends. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital and liquidity requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Company-owned corporate headquarters facility is located in Omaha, Nebraska and provides more than 500,000 square feet of building space. Our headquarters facility has earned Leadership in Energy and Environmental Design (LEED) Platinum Certification, the highest level of distinction awarded by the U.S. Green Building Council. We also lease approximately 80,000 square feet of building space on property adjacent to the headquarters for administrative and operational facilities. These leases expire in 2020. We own additional administrative and operational facilities that provide approximately 500,000, 300,000 and 200,000 square feet of building space located in St. Louis, Missouri, Southlake, Texas and Denver, Colorado, respectively.
We lease approximately 195,000 square feet of building space for an additional operation center in Jersey City, New Jersey. The Jersey City lease expires in 2020. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Texas and Utah. We own two data center facilities, located in Richardson, Texas and St. Louis, Missouri, and we lease four data center facilities located in Texas, Arizona and New Jersey. We also lease more than 360 retail branch offices, located in 48 states and the District of Columbia. We believe that our facilities are suitable and adequate to meet our needs.
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
Price Range of Common Stock
Our common stock trades on the Nasdaq Global Select Market under the symbol "AMTD." The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq Global Select Market. The prices reflect inter-dealer prices and do not include retail markups, markdowns or commissions.

	Common Stock Price For the Fiscal Year Ended September 30,
	2018		2017
	High	Low	High	Low
First Quarter	$54.24	$46.66	$44.79	$33.26
Second Quarter	$63.01	$50.66	$47.41	$36.36
Third Quarter	$62.99	$54.75	$44.11	$36.12
Fourth Quarter	$60.99	$52.73	$49.24	$41.88
The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 1, 2018 was $52.11 per share. As of that date there were 604 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 92,000 beneficial holders of our common stock.
Dividends
We declared and paid a $0.21 per share and a $0.18 per share quarterly cash dividend on our common stock during each quarter of fiscal years 2018 and 2017, respectively. We recently declared a $0.30 per share quarterly cash dividend for the first quarter of fiscal 2019. We are scheduled to pay the quarterly cash dividend on November 20, 2018 to all holders of record of our common stock as of November 6, 2018. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.
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
The following graph and table set forth information comparing the cumulative total return through the end of the Company's most recent fiscal year from a $100 investment on September 30, 2013 in the Company's common stock, a broad-based stock index and the stocks comprising an industry peer group.

DOLLARS
275
250
225
200
175
150
125
100
75
50
25
0
9/30/13
9/30/14
9/30/15
9/30/16
9/30/17
9/30/18
TD Ameritrade Holding Corporation
S&P 500
Peer Group

	Period Ended
Index	9/30/13	9/30/14	9/30/15	9/30/16	9/30/17	9/30/18
TD Ameritrade Holding Corporation	100.00	131.74	127.87	144.69	203.98	224.23
S&P 500	100.00	119.73	119.00	137.36	162.92	192.10
Peer Group	100.00	139.85	140.76	156.83	221.57	253.58
The Peer Group is comprised of the following companies that have significant retail brokerage operations:
E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2018 — July 31, 2018	6,710	$54.81	—	25,979,986
August 1, 2018 — August 31, 2018	1,393,833	$57.55	1,392,199	24,587,787
September 1, 2018 — September 30, 2018	3,199,234	$54.64	3,197,128	21,390,659
Total — Three months ended September 30, 2018	4,599,777	$55.52	4,589,327	21,390,659
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the fourth quarter of fiscal 2018.
During the quarter ended September 30, 2018, 10,450 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6.    Selected Financial Data

	Fiscal Year Ended September 30,
	2018*	2017	2016	2015	2014
	(In millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$5,452	$3,676	$3,327	$3,247	$3,123
Operating income	1,998	1,466	1,318	1,325	1,285
Net income	1,473	872	842	813	787
Earnings per share — basic	$2.60	$1.65	$1.59	$1.50	$1.43
Earnings per share — diluted	$2.59	$1.64	$1.58	$1.49	$1.42
Weighted average shares outstanding — basic	567	529	531	543	550
Weighted average shares outstanding — diluted	569	531	534	547	554
Dividends declared per share	$0.84	$0.72	$0.68	$0.60	$0.98

	As of September 30,
	2018	2017*	2016	2015	2014
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,690	$1,472	$1,855	$1,978	$1,460
Investments available-for-sale, at fair value	484	746	757	—	—
Total assets	37,520	38,627	28,818	26,375	23,829
Long-term debt and other borrowings	2,535	2,652	1,817	1,800	1,249
Stockholders' equity	8,003	7,247	5,051	4,903	4,748

* The growth in our Consolidated Balance Sheet as of September 30, 2017 and Statement of Income for the fiscal year ended 2018 was primarily due to our acquisition of Scottrade on September 18, 2017.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the amount of net revenues; average commissions per trade; the amounts of total operating expenses and advertising expense; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our plans to return capital to stockholders through cash dividends and share repurchases.
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: economic, social and political conditions and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; difficulties and delays in integrating the Scottrade Financial Services, Inc. ("Scottrade") business or fully realizing cost savings and other benefits from the acquisition; disruptions from the Scottrade acquisition or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with other acquisitions; and the other risks and uncertainties set forth under Item 1A — Risk Factors of this Form 10-K. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
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
Commissions and transaction fees — Revenues earned on trading commissions, order routing revenue and markups on riskless principal transactions in fixed-income securities. Revenues earned on trading commissions includes client trades in common and preferred stock, ETFs, exchange-traded notes, closed-end funds, options, futures, foreign exchange, mutual funds and fixed income securities.
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
Fee-based investment balances — Client assets invested in money market mutual funds, other mutual funds and our programs such as AdvisorDirect,® Essential Portfolios, Selective Portfolios and Personalized Portfolios on which we earn fee revenues. Fee revenues earned on these balances are included in investment product fees on our consolidated financial statements.
Forex accounts - Sub-accounts maintained by us on behalf of clients for foreign exchange trading. Each forex account must be associated with a brokerage account. Forex accounts are not counted separately for purposes of our client account metrics.
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
Investment product fees — Revenues earned on fee-based investment balances. Investment product fees consists of fees earned on client assets invested in money market mutual funds, other mutual funds and through investment programs such as AdvisorDirect,® Essential Portfolios, Selective Portfolios and Personalized Portfolios. Investment product fees also includes fees earned on client assets managed by independent registered investment advisors utilizing our trading and investing platforms.
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
Market fee-based investment balances — Client assets invested in mutual funds (except money market funds) and investment programs such as AdvisorDirect,® Essential Portfolios, Selective Portfolios and Personalized Portfolios on which we earn fee revenues that are largely based on a percentage of the market value of the investment. Market fee-based investment balances are a component of fee-based investment balances. Fee revenues earned on these balances are included in investment product fees on our consolidated financial statements.
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
Order routing revenue — Revenues generated from payments or rebates received from market centers. Order routing revenue is a component of transaction-based revenues.
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

Financial Statement Overview
We provide securities brokerage and clearing services to our clients through our introducing and clearing broker-dealer subsidiaries. We also provide futures and foreign exchange trade execution services to our clients through our futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary. Substantially all of our net revenues are derived from our brokerage activities and clearing and execution services. Our primary focus is serving retail investors and traders, and independent registered investment advisors by providing services with straightforward, affordable pricing.
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
Clearing and execution costs include incremental third-party expenses that tend to fluctuate as a result of fluctuations in client accounts or trades. Examples of expenses included in this category are outsourced clearing services, statement and confirmation processing and postage costs and clearing expenses paid to the National Securities Clearing Corporation, option exchanges and other market centers. Communications expense includes telecommunications, other postage, news and quote costs. Occupancy and equipment costs include the costs of leasing and maintaining our office spaces, software licensing and maintenance costs and maintenance expenses on computer hardware and other equipment. Depreciation and amortization includes depreciation on property and equipment and amortization of leasehold improvements. Amortization of acquired intangible assets consists of amortization of amounts allocated to the value of intangible assets acquired in business acquisitions.
Professional services expense includes costs paid to outside firms for assistance with legal, accounting, technology, regulatory, marketing and general management issues. Advertising costs include production and placement of advertisements in various media, including online, television, print and email, as well as client promotion and development costs. Advertising expenses may fluctuate significantly from period to period. Other operating expenses include provision for bad debt losses, fraud and error losses, gains or losses on disposal of property, insurance expenses, travel expenses and other miscellaneous expenses. During fiscal year 2018, other operating expenses also included costs incurred related to the integration of Scottrade.
Interest on borrowings consists of interest expense on our long-term debt and other borrowings. Loss on sale of investments represents losses realized on corporate (non broker-dealer) investments.
Acquisition of Scottrade
On September 18, 2017, we completed our acquisition of the brokerage business of Scottrade. The transaction combined highly complementary franchises and added significant scale to our retail business with the addition of approximately 3.5 million funded client accounts, extended our leadership in trading, and expanded the size of our branch network.
For additional information regarding this acquisition, see Note 2 — Business Acquisition under Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.

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
Valuation of goodwill and acquired intangible assets
We test goodwill and our indefinite-lived acquired intangible asset for impairment on at least an annual basis, or whenever events occur or changes in circumstances indicate that the carrying values may not be recoverable. In performing the goodwill impairment tests, we utilize quoted market prices of our common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting unit and is compared with the carrying value of the reporting unit. No impairment charges have resulted from our annual goodwill impairment tests.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Fiscal Year Ended September 30,
	2018		2017		2016
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income (GAAP)	$1,473	27.0%	$872	23.7%	$842	25.3%
Add:
Depreciation and amortization	142	2.6%	102	2.8%	92	2.8%
Amortization of acquired intangible assets	141	2.6%	79	2.1%	86	2.6%
Interest on borrowings	99	1.8%	71	1.9%	53	1.6%
Provision for income taxes	414	7.6%	522	14.2%	423	12.7%
EBITDA (non-GAAP)	$2,269	41.6%	$1,646	44.8%	$1,496	45.0%

Fiscal Year Ended September 30, 2018 Compared to Fiscal Year Ended September 30, 2017
Our net income increased 69% for fiscal year 2018 compared to fiscal year 2017, primarily due to an increase in net revenues and a lower effective tax rate, primarily due to the enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017. These increases were partially offset by increases in operating expenses and interest on borrowings, and an $11 million loss on sale of investments during fiscal year 2018. Net revenues and operating expenses increased primarily due to the Scottrade acquisition. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 38% for fiscal year 2018 compared to fiscal year 2017, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization, and an $11 million loss on sale of investments during fiscal year 2018.
Our diluted earnings per share increased 58% to $2.59 for fiscal year 2018 compared to $1.64 for fiscal year 2017, primarily due to higher net income, partially offset by a 7% increase in average diluted shares outstanding as a result of the issuance of our common stock in connection with the Scottrade acquisition. Details regarding our fiscal year 2019 expectations for net revenues and expenses are presented later in this discussion.
Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016
Our net income increased 4% for fiscal year 2017 compared to fiscal year 2016, primarily due to an increase in net revenues, partially offset by an increase in operating expenses, a higher effective tax rate during fiscal year 2017 and an increase in interest on borrowings due to increases in our average debt outstanding and the average effective interest rate incurred on our debt.
Our EBITDA increased 10% for fiscal year 2017 compared to fiscal year 2016, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 4% to $1.64 for fiscal year 2017 compared to $1.58 for fiscal year 2016, primarily due to higher net income.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal year 2018, asset-based revenues and transaction-based revenues accounted for 62% and 36% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

Asset-Based Revenue Metrics
We calculate the return on our bank deposit account balances and our interest-earning assets using a measure we refer to as net interest margin. Net interest margin is calculated for a given period by dividing the annualized sum of bank deposit account fees and net interest revenue by average spread-based assets. Spread-based assets consist of average bank deposit account balances and average interest-earning assets, which include client margin balances, segregated cash, deposits paid on securities borrowing and other cash and interest-earning investment balances. The following table sets forth net interest margin and average spread-based assets (dollars in millions):

	Fiscal Year			'18 vs. '17 Increase/ (Decrease)	'17 vs. '16 Increase/ (Decrease)
	2018	2017	2016
Average bank deposit account balances	$116,695	$93,922	$83,706	$22,773	$10,216
Average interest-earning assets	30,849	25,316	22,652	5,533	2,664
Average spread-based balances	$147,544	$119,238	$106,358	$28,306	$12,880
Bank deposit account fee revenue	$1,541	$1,107	$926	$434	$181
Net interest revenue	1,272	690	595	582	95
Spread-based revenue	$2,813	$1,797	$1,521	$1,016	$276
Average yield — bank deposit account fees	1.30%	1.16%	1.09%	0.14%	0.07%
Average yield — interest-earning assets	4.07%	2.69%	2.59%	1.38%	0.10%
Net interest margin (NIM)	1.88%	1.49%	1.41%	0.39%	0.08%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Fiscal Year			'18 vs. '17 Increase/ (Decrease)	'17 vs. '16 Increase/ (Decrease)
	2018	2017	2016
Segregated cash	$95	$49	$15	$46	$34
Client margin balances	920	482	436	438	46
Securities lending/borrowing, net	222	139	141	83	(2)
Other cash and interest-earning investments	42	22	5	20	17
Client credit balances	(7)	(2)	(2)	(5)	—
Net interest revenue	$1,272	$690	$595	$582	$95

	Average Balance Fiscal Year			'18 vs. '17 % Change	'17 vs. '16 % Change
	2018	2017	2016
Segregated cash	$6,832	$8,282	$7,034	(18)%	18%
Client margin balances	19,812	12,542	11,751	58%	7%
Securities borrowing	925	1,004	932	(8)%	8%
Other cash and interest-earning investments	3,280	3,488	2,935	(6)%	19%
Interest-earning assets	$30,849	$25,316	$22,652	22%	12%
Client credit balances	$20,438	$16,182	$14,669	26%	10%
Securities lending	2,888	2,004	2,084	44%	(4)%
Interest-bearing liabilities	$23,326	$18,186	$16,753	28%	9%

	Average Yield (Cost) Fiscal Year			'18 vs. '17 Net Yield Increase/ (Decrease)	'17 vs. '16 Net Yield Increase/ (Decrease)
	2018	2017	2016
Segregated cash	1.37%	0.58%	0.21%	0.79%	0.37%
Client margin balances	4.58%	3.79%	3.65%	0.79%	0.14%
Other cash and interest-earning investments	1.26%	0.63%	0.18%	0.63%	0.45%
Client credit balances	(0.03)%	(0.01)%	(0.01)%	(0.02)%	0.00%
Net interest revenue	4.07%	2.69%	2.59%	1.38%	0.10%
The following tables set forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fee Revenue Fiscal Year			'18 vs. '17 Increase/ (Decrease)	'17 vs. '16 Increase/ (Decrease)
	2018	2017	2016
Money market mutual fund	$18	$16	$11	$2	$5
Market fee-based investment balances	539	407	363	132	44
Total investment product fees	$557	$423	$374	$134	$49

	Average Balance Fiscal Year			'18 vs. '17 % Change	'17 vs. '16 % Change
	2018	2017	2016
Money market mutual fund	$4,164	$3,613	$5,671	15%	(36)%
Market fee-based investment balances	248,339	181,510	155,063	37%	17%
Total fee-based investment balances	$252,503	$185,123	$160,734	36%	15%

	Average Yield Fiscal Year			'18 vs. '17 Increase/ (Decrease)	'17 vs. '16 Increase/ (Decrease)
	2018	2017	2016
Money market mutual fund	0.42%	0.42%	0.19%	0.00%	0.23%
Market fee-based investment balances	0.21%	0.22%	0.23%	(0.01)%	(0.01)%
Total investment product fees	0.22%	0.23%	0.23%	(0.01)%	0.00%

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year			'18 vs. '17 % Change	'17 vs. '16 % Change
	2018	2017	2016
Total trades (in millions)	202.78	127.68	116.66	59%	9%
Average client trades per day	811,110	510,710	462,918	59%	10%
Trading days	250.0	250.0	252.0	0%	(1)%
Average commissions per trade(1)	$7.45	$8.33	$9.20	(11)%	(9)%
Order routing revenue (in millions)	$458	$320	$299	43%	7%

(1)    Effective in September 2017, the average commissions per trade metric was revised to exclude order routing revenue. Prior periods have been updated to conform to the current presentation.
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2018	2017	2016
Funded accounts (beginning of year)	11,004,000	6,950,000	6,621,000
Funded accounts (end of year)	11,514,000	11,004,000	6,950,000
Percentage change during year	5%	58%	5%
Client assets (beginning of year, in billions)	$1,118.5	$773.8	$667.4
Client assets (end of year, in billions)	$1,297.5	$1,118.5	$773.8
Percentage change during year	16%	45%	16%
Net new assets (in billions)	$92.3	$80.1	$60.3
Net new assets growth rate	8%	10%	9%

Consolidated Statements of Income Data
The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			'18 vs. '17 % Change	'17 vs. '16 % Change
	2018	2017	2016
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,969	$1,384	$1,372	42%	1%
Asset-based revenues:
Bank deposit account fees	1,541	1,107	926	39%	20%
Net interest revenue	1,272	690	595	84%	16%
Investment product fees	557	423	374	32%	13%
Total asset-based revenues	3,370	2,220	1,895	52%	17%
Other revenues	113	72	60	57%	20%
Net revenues	5,452	3,676	3,327	48%	10%
Operating expenses:
Employee compensation and benefits	1,555	962	839	62%	15%
Clearing and execution costs	189	149	136	27%	10%
Communications	179	131	137	37%	(4)%
Occupancy and equipment costs	302	181	171	67%	6%
Depreciation and amortization	142	102	92	39%	11%
Amortization of acquired intangible assets	141	79	86	78%	(8)%
Professional services	303	260	178	17%	46%
Advertising	293	254	260	15%	(2)%
Other	350	92	110	280%	(16)%
Total operating expenses	3,454	2,210	2,009	56%	10%
Operating income	1,998	1,466	1,318	36%	11%
Other expense:
Interest on borrowings	99	71	53	39%	34%
Loss on sale of investments	11	—	—	N/A	N/A
Other	1	1	—	0%	N/A
Total other expense	111	72	53	54%	36%
Pre-tax income	1,887	1,394	1,265	35%	10%
Provision for income taxes	414	522	423	(21)%	23%
Net income	$1,473	$872	$842	69%	4%
Other information:
Effective income tax rate	21.9%	37.4%	33.4%
Average debt outstanding	$2,743	$2,093	$1,748	31%	20%
Effective interest rate incurred on borrowings	3.59%	3.40%	3.03%

Fiscal Year Ended September 30, 2018 Compared to Fiscal Year Ended September 30, 2017
Net Revenues
Net revenues increased 48% to $5.45 billion during fiscal year 2018. We expect net revenues to increase to at least $5.75 billion, or approximately 6%, during fiscal year 2019 compared to fiscal year 2018. Depending on the level of investor engagement and the nature of the interest rate environment, fiscal year 2019 net revenues could be considerably higher.
Commissions and transaction fees increased 42% to $1.97 billion, primarily due to the addition of approximately 3.5 million funded accounts as a result of the Scottrade acquisition on September 18, 2017, partially offset by lower average commissions per trade for fiscal year 2018 compared to fiscal year 2017. Average client trades per day increased 59% to 811,110 for fiscal year 2018 compared to 510,710 for fiscal year 2017. Order routing revenue increased 43% to $458 million due to higher trading volumes. Average commissions per trade decreased to $7.45 from $8.33, primarily due to our reduction in client pricing for online equity and option trades during the second quarter of fiscal 2017 and a higher percentage of equity trades, which earn somewhat lower average commissions per trade than option and futures trades. Effective March 6, 2017, we reduced our online equity and ETF trade commissions from $9.99 to $6.95 per trade and also lowered options pricing to $6.95 per trade (plus $0.75 per contract). We expect average commissions per trade to decrease by 2% to 3% in fiscal year 2019 as compared to fiscal year 2018, depending on the mix of client trading activity and other factors.
Asset-based revenues increased 52% to $3.37 billion for fiscal year 2018, primarily due to increases in average spread-based assets, net interest margin earned on spread-based assets and average market fee-based investment balances. The growth in average spread-based and market fee-based investment balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. Net interest margin increased 39 basis points to 1.88% during fiscal year 2018, primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 75 basis points (to between 1.00% and 1.25%) during fiscal year 2017 and by 100 basis points (to between 2.00% to 2.25%) during fiscal year 2018. The increase in net interest margin was also due to the impact of higher average client margin balances, which earn a larger net interest spread.
Bank deposit account fees increased 39% to $1.54 billion, primarily due to a 24% increase in average bank deposit account balances and an increase of 14 basis points in the average yield earned on the bank deposit account assets. The growth in the average bank deposit account balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the Insured Deposit Account ("IDA") portfolio benefiting from the federal funds rate increases during fiscal years 2017 and 2018, as described above, partially offset by higher interest rates paid to clients.
Net interest revenue increased 84% to $1.27 billion due to a 58% increase in average client margin balances, primarily due to the Scottrade acquisition, increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments as a result of the federal funds rate increases during fiscal years 2017 and 2018, as described above, and an $83 million increase in net interest revenue from our securities borrowing/lending program.
Investment product fees increased 32% to $557 million, primarily due to a 37% increase in average market fee-based investment balances. The increase in market fee-based investment balances is primarily due to the Scottrade acquisition and growth in our advised solutions products.
Other revenues increased 57% to $113 million, primarily due to favorable fair market value adjustments on investments held by our broker-dealer subsidiaries and increases in fees related to processing corporate securities reorganizations, proxy services and other fee revenue associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Operating Expenses
Total operating expenses, which includes $445 million of acquisition-related expenses, increased 56% to $3.45 billion during fiscal year 2018. We expect total operating expenses to decrease to between $2.9 billion and $3.0 billion for fiscal year 2019.

Employee compensation and benefits expense increased 62% to $1.56 billion, primarily due to $235 million of severance and other employment benefits related to the Scottrade integration, an increase in average headcount related to the Scottrade acquisition and our strategic growth initiatives, and annual merit increases. The average number of full-time equivalent employees increased to 9,728 for fiscal year 2018 compared to 6,661 for fiscal year 2017.
Clearing and execution costs increased 27% to $189 million, primarily due to increased costs associated with additional accounts and transaction processing volumes resulting from the Scottrade acquisition.
Communications expense increased 37% to $179 million, primarily due to the Scottrade acquisition, resulting in increased costs for quotes and market information associated with additional accounts and transaction processing volumes and costs for telecommunications.
Occupancy and equipment costs increased 67% to $302 million, primarily due to additional costs associated with the Scottrade business, including increased expenses related to leased facilities, software licensing and software maintenance.
Depreciation and amortization increased 39% to $142 million, primarily due to depreciation on assets recorded in the Scottrade acquisition, placing our new Southlake, Texas operations center in service during December 2017, and recent technology infrastructure upgrades.
Amortization of acquired intangible assets increased 78% to $141 million, primarily due to amortization of the client relationships intangible asset recorded in the Scottrade acquisition.
Professional services expense increased 17% to $303 million, primarily due to higher usage of consulting and contract services related to operational and technology-related initiatives and in connection with the Scottrade integration, partially offset by lower costs associated with legal matters.
Advertising expense increased 15% to $293 million, primarily due to the Scottrade acquisition and due to increased advertising during professional and collegiate sporting events. We expect advertising to increase to between $300 million and $320 million for fiscal year 2019. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize new client relationships and net new assets.
Other operating expenses increased 280% to $350 million, primarily due to $172 million of costs related to the Scottrade integration, mainly comprised of contract terminations, a net increase in the provision for bad debt of $56 million related to market volatility during fiscal year 2018 and additional expenses associated with the Scottrade business.
Other Expense and Income Taxes
Interest on borrowings increased 39% to $99 million, primarily due to a 31% increase in average debt outstanding and an increase of 19 basis points in the average effective interest rate incurred on our borrowings. On April 27, 2017, we issued $800 million of 3.300% Senior Notes due April 1, 2027 to finance a portion of the cash consideration paid in connection with the Scottrade acquisition.
Our effective income tax rate was 21.9% for fiscal year 2018, compared to 37.4% for fiscal year 2017. The effective income tax rate for fiscal year 2018 included an estimated net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Tax Cuts and Jobs Act, a $5 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $12 million of favorable resolutions of state income tax matters and a $30 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on our earnings for fiscal year 2018 of approximately $0.19 per share. The Tax Cuts and Jobs Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. For more information, see Note 11 – Income Taxes under Item 8, Financial Statements – Notes to Consolidated Financial Statements. As a result of the Act, we estimate our effective income tax rate to be approximately 25% for fiscal year 2019, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016
Net Revenues
Commissions and transaction fees increased 1% to $1.38 billion, primarily due to increased client trading activity, partially offset by lower average commissions per trade and the effect of two less trading days during fiscal year 2017 compared to fiscal year 2016. Total trades increased 9% as average client trades per day increased 10% to 510,710 for fiscal year 2017 compared to 462,918 for fiscal year 2016. Average commissions per trade decreased to $8.33 from $9.20, primarily due to our reduction in client pricing for online equity and option trades during the second quarter of fiscal year 2017.
Asset-based revenues, which consist of bank deposit account fees, net interest revenue and investment product fees, increased 17% to $2.22 billion, primarily due to a 12% increase in average spread-based assets, an increase of 8 basis points in net interest margin to 1.49% and a 17% increase in average market fee-based investment balances. The increase in net interest margin was primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 75 basis points (to between 1.00% and 1.25%) during fiscal year 2017, partially offset by the impact of higher average segregated cash and other cash and interest-earning investment balances, which earn a lower net interest spread and a higher IDA management fee on floating rate balances due to the federal funds rate increases.
Bank deposit account fees increased 20% to $1.11 billion, primarily due to a 12% increase in average client bank deposit account balances and an increase of 7 basis points in the average yield earned on those balances. The growth in the average bank deposit account balances is primarily due to our success in attracting net new client assets. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the fiscal year 2017 federal funds rate increases and investments within the IDA portfolio, including maturities of investments and new balance growth, being invested at higher rates. The increase in the average yield was partially offset by a higher IDA management fee on floating rate balances due to the federal funds rate increases and higher interest rates paid to clients.
Net interest revenue increased 16% to $690 million, primarily due to increases in the average yields earned on segregated cash, client margin balances and other cash and interest-earning investment balances as a result of the federal funds rate increases during fiscal year 2017 and a 7% increase in average client margin balances. The average yield earned on interest-earning assets increased 10 basis points to 2.69% primarily due to the benefits realized from the federal funds rate increases during fiscal year 2017.
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
Operating Expenses
Total operating expenses, which includes $88 million of acquisition-related expenses, increased 10% to $2.21 billion during fiscal year 2017.
Employee compensation and benefits expense increased 15% to $962 million, primarily due to an increase in average headcount related to our strategic growth initiatives and the Scottrade acquisition in September 2017, approximately $35 million of severance costs related to the Scottrade integration and higher incentive-based compensation related to Company and individual performance. The average number of full-time equivalent employees increased to 6,661 for fiscal year 2017 compared to 5,858 for fiscal year 2016.

Clearing and execution costs increased 10% to $149 million, primarily due to higher client trading volumes and the impact of a $5 million benefit from a retroactive fee decrease from a clearinghouse during fiscal year 2016.
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
Amortization of acquired intangible assets decreased 8% to $79 million, primarily due to certain acquired intangible assets becoming fully amortized during fiscal year 2016, partially offset by amortization of intangible assets recorded in the Scottrade acquisition.
Professional services expense increased 46% to $260 million, primarily due to approximately $50 million of costs for legal, accounting, consulting and contract services in connection with the Scottrade acquisition and higher usage of consulting and contract services related to other operational and technology-related initiatives.
Advertising expense decreased 2% to $254 million, primarily due to additional spending during fiscal year 2016 in connection with our sponsorship of the Summer Olympics.
Other operating expenses decreased 16% to $92 million, primarily due to $11 million of service contract termination costs incurred during fiscal year 2016 and lower losses on the disposal of property during fiscal year 2017.
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
Our effective income tax rate was 37.4% for fiscal year 2017, compared to 33.4% for fiscal year 2016. The effective tax rate for fiscal year 2017 included $8 million of net favorable resolutions of state income tax matters and $4 million of favorable tax benefits for federal incentives. These items had a net favorable impact on our earnings for fiscal year 2017 of approximately two cents per share. The effective tax rate for fiscal year 2016 was impacted by $39 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a state court decision. The effective income tax rate was also impacted by an $18 million favorable tax benefit claimed during fiscal year 2016 for federal deductions and tax credits related to calendar tax year 2012 through September 30, 2016 and $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on our earnings for fiscal year 2016 of approximately $0.12 per share.
Liquidity and Capital Resources
We have established liquidity and capital policies to support the successful execution of business strategies to meet operational needs and to satisfy applicable regulatory requirements under both normal and modeled stressed conditions. Our liquidity management policies are designed to mitigate the potential risk that we may be unable to meet current and future cash flow needs. Management of our liquidity is accomplished by (1) daily monitoring of our cash flow needs at TD Ameritrade Holding Corporation (the "Parent") and its operating subsidiaries, and (2) performing periodic liquidity stress testing related to market and company-specific liquidity stress events in order to identify and plan for liquidity risk exposures.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal year 2018 were financed primarily from our subsidiaries' earnings, cash on hand and short-term borrowings. During fiscal year 2018, we experienced increased liquidity needs at our clearing broker-dealer subsidiary due to an increase in market volatility and in order to support regulatory and working capital requirements associated with the integration and migration of client accounts from Scottrade to the Company. We plan to finance our ordinary capital and liquidity needs in fiscal year 2019 primarily from our subsidiaries' earnings, cash on hand and borrowings.
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
During fiscal 2019, we plan to return between 30% to 40% of our non-GAAP net income to our stockholders through cash dividends and up to an additional 40% through share repurchases. For more information about our dividends and stock repurchases, see "Cash Dividends" and "Stock Repurchase Programs" later in this section.
On October 30, 2018, the Company sold, through a public offering, $600 million aggregate principal amount of unsecured variable-rate senior notes due November 1, 2021 (the "2021 Notes") and $400 million aggregate principal amount of unsecured 3.750% senior notes due April 1, 2024 (the "2024 Notes"). We intend to use the net proceeds from the issuance of the 2021 Notes and the 2024 Notes for general corporate purposes, including to augment liquidity. For additional details, see Note 24 — Subsequent Event under Item 8, Financial Statements and Supplementary Information — Notes to Consolidated Financial Statements.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity. Liquidity could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $445 million and uncommitted facilities of $600 million under the Parent's intercompany credit agreements were available to its primary broker-dealer and FCM/FDM subsidiaries as of September 30, 2018. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
Broker-dealer and Futures Commission Merchant/Forex Dealer Member Subsidiaries
Our broker-dealer and FCM/FDM subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. For our clearing broker-dealer subsidiary, the minimum net capital level is determined by a calculation described in Rule 15c3-1 that is primarily based on the broker-dealer's "aggregate debits," which primarily consist of client margin balances at the clearing broker-dealer. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The Parent may make cash capital contributions to our broker-dealer and FCM/FDM subsidiaries, if necessary, to meet minimum net capital requirements.
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

The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of September 30, 2018 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$2,831	$1,312	$1,519
TD Ameritrade, Inc.	$181	$0.3	$181

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$129	$25	$104
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
Most of TDAC's assets are readily convertible to cash, consisting primarily of cash and investments segregated for the exclusive benefit of clients, receivables from clients and receivables from brokers, dealers and clearing organizations. Cash and investments segregated for the exclusive benefit of clients may be held in cash, reverse repurchase agreements (collateralized by U.S. government debt securities), U.S. Treasury securities, U.S. government agency mortgage-backed securities and other qualified securities. Receivables from clients consist of margin loans, which are demand loan obligations secured by readily marketable securities. Receivables from brokers, dealers and clearing organizations primarily arise from current open transactions, which usually settle or can be settled within a few business days.
TDAC is subject to cash deposit and collateral requirements with clearinghouses such as the Depository Trust & Clearing Corporation ("DTCC") and the Options Clearing Corporation ("OCC"), which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity.
The following table sets forth TDAC's cash and investments deposited with clearing organizations for the clearing of client equity and option trades (dollars in millions):

	September 30,
	2018	2017
TD Ameritrade Clearing, Inc.	$585	$476
Liquidity needs for TDAC relating to client trading and margin borrowing are met primarily through cash balances in client brokerage accounts and through lending and pledging of client margin securities. Cash balances in client brokerage accounts not used for client trading and margin borrowing activity are not generally available for other liquidity purposes and must be segregated for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act.
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	September 30,
	2018	2017
TD Ameritrade Clearing, Inc.	$22.5	$18.5

Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 are summarized in the following table (dollars in billions):

	September 30,
	2018	2017
TD Ameritrade Clearing, Inc.	$2.9	$6.4
For general liquidity needs, TDAC currently maintains two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion. TDAC also utilizes secured uncommitted lines of credit for short-term liquidity needs. These facilities are described under "Long-term Debt and Other Borrowings" later in this section.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the Parent. The Parent's intercompany credit agreements with TDAC provides for a committed revolving loan facility of $400 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under "Long-Term Debt and Other Borrowings – Intercompany Credit Agreements" later in this section.
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
We define liquid assets as the sum of (a) corporate cash and cash equivalents, (b) corporate investments, less securities sold under agreements to repurchase, and (c) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Corporate cash and cash equivalents includes cash and cash equivalents from our investment advisory subsidiaries. Liquid assets is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. During fiscal year 2018, the presentation of the liquid assets metric was revised in order to provide a consolidated view of our liquidity. Liquid assets may be utilized, as necessary, to meet corporate cash flow needs, fund operational needs, satisfy applicable regulatory requirements and support our business strategies.  The prior period, which provided a view of our liquidity net of operational contingencies and other obligations, has been updated to conform to the current presentation.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	September 30,		Change
	2018	2017
Cash and cash equivalents (GAAP)	$2,690	$1,472	$1,218
Less: Non-corporate cash and cash equivalents	(2,307)	(1,174)	(1,133)
Corporate cash and cash equivalents	383	298	85
Corporate investments	386	714	(328)
Excess regulatory net capital over management targets	296	46	250
Liquid assets (non-GAAP)	$1,065	$1,058	$7

The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2017		$1,058
Plus:	EBITDA(1)	2,269
	Change in net capital related to daily futures client cash sweep	14
	Proceeds from sale of property and equipment	12
Less:	Other changes in working capital and regulatory net capital	(694)
	Payment of cash dividends	(477)
	Income taxes paid	(352)
	Purchase of treasury stock	(255)
	Purchase of property and equipment	(229)
	Interest paid	(118)
	Net increase in cash collateral pledged to interest rate swap counterparties	(111)
	Payment for future treasury stock purchases under accelerated stock repurchase agreement	(31)
	Purchase of treasury stock for income tax withholding on stock-based compensation	(17)
	Cash paid in business acquisition	(4)
Liquid assets as of September 30, 2018		$1,065

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 10 — Long-term Debt and Other Borrowings under Item 8, Financial Statements and Supplementary Information — Notes to Consolidated Financial Statements.
Senior Notes — As of September 30, 2018 and 2017, the Company had $2.55 billion aggregate principal amount of unsecured, fixed-rate Senior Notes due during calendar years 2019, 2022, 2025 and 2027 (together, the "Senior Notes"). Our Senior Notes were each sold through a public offering and pay interest semi-annually in arrears. Key information about the Senior Notes outstanding as of September 30, 2018 is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2019 Notes	November 25, 2009	December 1, 2019	$500	5.600%
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
During October 2018, the Company sold, through a public offering, an additional $1.0 billion aggregate principal amount of unsecured senior notes, consisting of both variable and fixed-rate senior notes. Key information regarding the recent debt issuance is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2024 Notes	October 30, 2018	April 1, 2024	$400	3.750%

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
The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of September 30, 2018, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 3.62%.
Lines of Credit — TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on a demand basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having acceptable collateral as determined by each secured uncommitted credit agreement. At September 30, 2018, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied at their discretion. There were no borrowings outstanding under the secured uncommitted lines of credit as of September 30, 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. Our repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. The weighted average interest rate on the $96 million outstanding repurchase agreement balance as of September 30, 2018 was 2.35%.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2018.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 16, 2019, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of September 30, 2018.
Intercompany Credit Agreements — The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit. Key information about the committed and/or uncommitted lines of credit is summarized in the following table (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$400	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$45	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2018.

Stock Repurchase Programs
On October 20, 2011, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first half of fiscal year 2016, we completed the October 20, 2011 stock repurchase authorization by repurchasing the remaining 7.9 million shares at a weighted average purchase price of $29.42 per share. From the inception of this stock repurchase authorization through its completion in March 2016, we repurchased a total of 30 million shares at a weighted average purchase price of $29.19 per share.
On November 20, 2015, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During fiscal year 2018, we repurchased approximately 4.6 million shares at a weighted average purchase price of $55.52 per share. From the inception of this stock repurchase authorization through September 30, 2018, we have repurchased approximately 8.6 million shares at a weighted average purchase price of $43.31 per share. As of September 30, 2018, we had approximately 21.4 million shares remaining under the November 20, 2015 stock repurchase authorization.
Cash Dividends
We declared $0.21 per share, $0.18 per share and $0.17 per share quarterly cash dividends on our common stock during each quarter of fiscal years 2018, 2017 and 2016, respectively. We paid $477 million, $379 million and $362 million to fund the dividends for fiscal years 2018, 2017 and 2016, respectively.
We declared a $0.30 per share cash dividend on our common stock for the first quarter of fiscal year 2019, which is payable on November 20, 2018 to all holders of record of our common stock as of November 6, 2018.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 15 — Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 21 — Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (28% of our net revenues for the fiscal year ended September 30, 2018). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2018 (dollars in millions):

	Total	Payments Due by Period (Fiscal Years):
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations		2019	2020-21	2022-23	After 2023
Long-term debt obligations(1)	$3,000	$95	$648	$846	$1,411
Securities sold under agreements to repurchase	96	96	—	—	—
Operating lease obligations	345	75	109	62	99
Purchase obligations(2)	371	206	80	48	37
Employee severance and involuntary termination costs(3)	21	20	1	—	—
Income taxes payable(4)	218	218	—	—	—
Total	$4,051	$710	$838	$956	$1,547

(1)
Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps and the revolving credit facilities. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)
Purchase obligations primarily relate to agreements for goods and services such as professional services, property and equipment, software, telecommunications, market information, advertising and marketing. Purchase obligations also includes obligations for contracts assumed in the acquisition of Scottrade. We are consolidating certain functions as a result of the acquisition, which may result in the acceleration of future obligations into fiscal year 2019.

(3)	Primarily consists of exit and involuntary termination costs incurred in connection with the consolidation of certain functions and facilities following the Scottrade acquisition.

(4)
A significant portion of our income taxes payable as of September 30, 2018 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

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
Market-related Credit Risk
Two primary sources of credit risk inherent in our business are (1) client credit risk related to margin lending and leverage and (2) counterparty credit risk related to securities lending and borrowing. We manage client margin lending and leverage risk by requiring clients to maintain margin collateral in compliance with regulatory and internal guidelines. The risks associated with margin lending and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. We monitor required margin levels daily and, pursuant to such guidelines, require our clients to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor client accounts to detect excessive concentration, large orders or positions, patterns of day trading and other activities that may indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation.

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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of September 30, 2018, our consolidated duration was 2.0 years. We have an Asset/Liability Committee serve as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2018 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $85 million to $170 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $140 million to $170 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the Company) as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 2005.
New York, New York
November 16, 2018

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2018 and 2017

	2018	2017
	(In millions)
ASSETS
Cash and cash equivalents	$2,690	$1,472
Cash and investments segregated and on deposit for regulatory purposes	3,185	10,446
Receivable from brokers, dealers and clearing organizations	1,374	1,334
Receivable from clients, net	22,616	17,151
Receivable from affiliates	151	137
Other receivables, net	304	174
Securities owned, at fair value	156	503
Investments available-for-sale, at fair value (including $98 million and $99 million of securities pledged as collateral for repurchase agreements at September 30, 2018 and 2017, respectively)	484	746
Property and equipment at cost, net	792	752
Goodwill	4,227	4,213
Acquired intangible assets, net	1,329	1,470
Other assets	212	229
Total assets	$37,520	$38,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,980	$2,504
Payable to clients	22,884	25,107
Accounts payable and other liabilities	896	815
Payable to affiliates	45	109
Securities sold under agreements to repurchase	96	97
Long-term debt	2,439	2,555
Deferred income taxes	177	193
Total liabilities	29,517	31,380
Stockholders' equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 670 million shares issued; 2018 — 563 million shares outstanding; 2017 — 567 million shares outstanding	7	7
Additional paid-in capital	3,379	3,369
Retained earnings	7,011	6,011
Treasury stock, common, at cost: 2018 — 107 million shares; 2017 — 103 million shares	(2,371)	(2,116)
Deferred compensation	4	1
Accumulated other comprehensive loss	(27)	(25)
Total stockholders' equity	8,003	7,247
Total liabilities and stockholders' equity	$37,520	$38,627
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$1,969	$1,384	$1,372
Asset-based revenues:
Bank deposit account fees	1,541	1,107	926
Net interest revenue	1,272	690	595
Investment product fees	557	423	374
Total asset-based revenues	3,370	2,220	1,895
Other revenues	113	72	60
Net revenues	5,452	3,676	3,327
Operating expenses:
Employee compensation and benefits	1,555	962	839
Clearing and execution costs	189	149	136
Communications	179	131	137
Occupancy and equipment costs	302	181	171
Depreciation and amortization	142	102	92
Amortization of acquired intangible assets	141	79	86
Professional services	303	260	178
Advertising	293	254	260
Other	350	92	110
Total operating expenses	3,454	2,210	2,009
Operating income	1,998	1,466	1,318
Other expense:
Interest on borrowings	99	71	53
Loss on sale of investments	11	—	—
Other	1	1	—
Total other expense	111	72	53
Pre-tax income	1,887	1,394	1,265
Provision for income taxes	414	522	423
Net income	$1,473	$872	$842
Earnings per share — basic	$2.60	$1.65	$1.59
Earnings per share — diluted	$2.59	$1.64	$1.58
Weighted average shares outstanding — basic	567	529	531
Weighted average shares outstanding — diluted	569	531	534
Dividends declared per share	$0.84	$0.72	$0.68
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
	(In millions)
Net income	$1,473	$872	$842
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized loss	(12)	(9)	—
Reclassification adjustment for realized loss included in net income	11	—	—
Net change in investments available-for-sale	(1)	(9)	—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	5	4	5
Total other comprehensive income (loss), before tax	4	(5)	5
Income tax effect	(2)	2	(2)
Total other comprehensive income (loss), net of tax	2	(3)	3
Comprehensive income	$1,475	$869	$845
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended September 30, 2018, 2017 and 2016

	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In millions)
Balance, September 30, 2015	537	$4,903	$6	$1,649	$5,038	$(1,765)	$—	$(25)
Net income	—	842	—	—	842	—	—	—
Other comprehensive income, net of tax	—	3	—	—	—	—	—	3
Payment of cash dividends	—	(362)	—	—	(362)	—	—	—
Repurchases of common stock	(12)	(352)	—	—	—	(352)	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	(1)	(30)	—	—	—	(30)	—	—
Common stock issued for stock-based compensation, including tax effects	2	13	—	(13)	—	26	—	—
Stock-based compensation	—	34	—	34	—	—	—	—
Balance, September 30, 2016	526	5,051	6	1,670	5,518	(2,121)	—	(22)
Net income	—	872	—	—	872	—	—	—
Other comprehensive loss, net of tax	—	(3)	—	—	—	—	—	(3)
Payment of cash dividends	—	(379)	—	—	(379)	—	—	—
Issuance of common stock	11	400	—	400	—	—	—	—
Acquisition of Scottrade Financial Services, Inc.	28	1,262	1	1,261	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	(1)	(27)	—	—	—	(27)	—	—
Common stock issued for stock-based compensation, including tax effects	3	34	—	2	—	32	—	—
Deferred compensation	—	1	—	—	—	—	1	—
Stock-based compensation	—	36	—	36	—	—	—	—
Balance, September 30, 2017	567	7,247	7	3,369	6,011	(2,116)	1	(25)
Net income	—	1,473	—	—	1,473	—	—	—
Other comprehensive income, net of tax	—	2	—	—	—	—	—	2
Payment of cash dividends	—	(477)	—	—	(477)	—	—	—
Repurchases of common stock	(5)	(255)	—	—	—	(255)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(31)	—	(31)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(17)	—	—	—	(17)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(19)	—	19	—	—
Deferred compensation	—	1	—	—	—	(2)	3	—
Stock-based compensation	—	60	—	60	—	—	—	—
Adoption of Accounting Standards Update 2018-02 (Note 1)	—	—	—	—	4	—	—	(4)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
	(In millions)
Cash flows from operating activities:
Net income	$1,473	$872	$842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	102	92
Amortization of acquired intangible assets	141	79	86
Deferred income taxes	(24)	(11)	(8)
Loss on sale of investments	11	—	—
Stock-based compensation	60	36	34
Provision for doubtful accounts on client and other receivables	69	6	5
Other, net	18	12	16
Changes in operating assets and liabilities:
Cash and investments segregated and on deposit for regulatory purposes	7,261	1,818	(2,424)
Receivable from brokers, dealers and clearing organizations	(40)	23	(328)
Receivable from clients, net	(5,536)	(2,079)	824
Receivable from/payable to affiliates, net	(79)	(5)	(11)
Other receivables, net	(129)	41	(16)
Securities owned, at fair value	347	(135)	94
Other assets	(39)	(5)	(17)
Payable to brokers, dealers and clearing organizations	476	110	(667)
Payable to clients	(2,223)	(196)	3,020
Accounts payable and other liabilities	(20)	31	(58)
Net cash provided by operating activities	1,908	699	1,484
Cash flows from investing activities:
Purchase of property and equipment	(229)	(197)	(105)
Proceeds from sale of property and equipment	12	—	—
Cash paid in business acquisition, net of cash and cash equivalents acquired	(4)	(1,288)	—
Purchase of short-term investments	(1)	(66)	(605)
Proceeds from sale and maturity of short-term investments	66	4	604
Purchase of investments available-for-sale, at fair value	(392)	—	(757)
Proceeds from sale of investments available-for-sale, at fair value	643	—	—
Purchase of other investments	(3)	—	—
Net cash provided by (used in) investing activities	92	(1,547)	(863)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	798	—
Payment of debt issuance costs	(3)	(8)	—
Principal payments on long-term debt	—	(385)	—
Reimbursement (payment) of prepayment premium on long-term debt	2	(54)	—
Proceeds from senior revolving credit facilities	3,225	—	—
Principal payments on senior revolving credit facilities	(3,225)	—	—
Net Proceeds from (payments on) securities sold under agreements to repurchase	(1)	97	—
Payment of cash dividends	(477)	(379)	(362)
Proceeds from issuance of common stock	—	400	—
Proceeds from exercise of stock options	—	23	—
Purchase of treasury stock	(255)	—	(352)
Purchase of treasury stock for income tax withholding on stock-based compensation	(17)	(27)	(30)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(31)	—	—
Net cash provided by (used in) financing activities	(782)	465	(744)
Net increase (decrease) in cash and cash equivalents	1,218	(383)	(123)
Cash and cash equivalents at beginning of year	1,472	1,855	1,978
Cash and cash equivalents at end of year	$2,690	$1,472	$1,855
Supplemental cash flow information:
Interest paid	$118	$59	$54
Income taxes paid	$352	$483	$519
Noncash investing activities:
Issuance of common stock in acquisition	$—	$1,261	$—
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2018, 2017 and 2016

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
Cash and Investments Segregated and on Deposit for Regulatory Purposes — Cash and investments segregated and on deposit for regulatory purposes consists primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and other regulations. Funds can be held in cash, reverse repurchase agreements, U.S. Treasury securities, U.S. government agency mortgage-backed securities and other qualified securities. Reverse repurchase agreements (securities purchased under agreements to resell) are treated as collateralized financing transactions and are carried at amounts at which the securities will subsequently be resold, plus accrued interest. The Company's reverse repurchase agreements are collateralized by U.S. government debt securities and generally have a maturity of seven days. Cash and investments segregated and on deposit for regulatory purposes also includes amounts that have been segregated or secured for the benefit of futures clients according to the regulations of the CFTC governing futures commission merchants.
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
Investments Available-for-sale — Investments available-for-sale are carried at fair value and unrealized gains and losses, net of deferred income taxes, are reflected as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Realized gains and losses on investments available-for-sale are determined on the specific identification method and are reflected on the Consolidated Statements of Income. As of September 30, 2018, investments available-for-sale consists of U.S. government debt securities with remaining contractual maturities between less than one year and six years. There were no material unrealized gains or losses on investments available-for-sale as of September 30, 2018 and 2017.
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
Goodwill — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable assets of the acquired company. The Company tests goodwill for impairment on an annual basis and more frequently as events occur or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In performing the impairment tests, the Company utilizes quoted market prices of the Company's common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company's reporting unit and is compared with the carrying value of the reporting unit. No impairment charges have resulted from the annual impairment tests.
Amortization of Acquired Intangible Assets — Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from two to 23 years. The acquired intangible asset associated with a trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.
Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. The Company also evaluates the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization. Long-lived assets classified as "held for sale" are reported at the lesser of carrying amount or fair value less cost to sell. As of September 30, 2018 and 2017, the Company had $36 million and $5 million of assets classified as held for sale, respectively, which are included in other assets on the Consolidated Balance Sheets.

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
Securities Sold Under Agreements to Repurchase — Transactions involving sales of securities under agreements to repurchase (repurchase agreements) are treated as collateralized financing transactions. Under repurchase agreements, the Company receives cash from counterparties and provides U.S. Treasury securities as collateral. These agreements are carried at amounts at which the securities will subsequently be repurchased, plus accrued interest, and the interest expense incurred by the Company is recorded as interest on borrowings on the Consolidated Statements of Income. See "General Contingencies" in Note 15, Commitments and Contingencies, for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
Transaction-based Revenues — Client trades are recorded on a settlement-date basis with such trades generally settling within one to two business days after the trade date. Revenues and expenses related to client trades, including order routing revenue and revenues from markups on riskless principal trades in fixed-income securities, are recorded on a trade-date basis. Revenues related to client trades are recorded net of promotional allowances. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.
Bank Deposit Account Fees — Revenues generated from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept to FDIC-insured (up to specified limits) money market accounts at third-party financial institutions participating in the program. Bank deposit account fees includes revenues from the Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). The IDA agreement is described further in Note 21, Related Party Transactions.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Interest Revenue — Net interest revenue primarily consists of income generated by interest charged to clients on margin balances, net interest revenue from securities borrowed and securities loaned transactions and interest earned on client cash, net of interest paid to clients on their credit balances.
Investment Product Fees — Investment product fee revenue consists of revenues earned on client assets invested in money market mutual funds, other mutual funds and certain investment programs. Investment product fees also includes fees earned on client assets managed by independent registered investment advisors utilizing the Company's trading and investing platforms.
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
Derivatives and Hedging Activities — The Company occasionally utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently on the Consolidated Statements of Income. Cash flows from derivative instruments accounted for as fair value hedges or cash flow hedges are classified in the same category on the Consolidated Statements of Cash Flows as the cash flows from the items being hedged. For additional information on the Company's fair value and cash flow hedging instruments, see Note 10, Long-term Debt and Other Borrowings.
Earnings Per Share — Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when such assumed exercise or conversion would have an antidilutive effect on EPS. The difference between the numerator and denominator used in the Company's computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation. There were no material antidilutive awards for fiscal years 2018 and 2017. The Company excluded from the calculation of diluted earnings per share 0.4 million shares underlying the stock-based compensation awards for fiscal year 2016 because their inclusion would have been antidilutive.
Recently Adopted Accounting Pronouncements
ASU 2018-05 – In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends Accounting Standards Codification ("ASC") 740, Income Taxes, to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act") pursuant to Staff Accounting Bulletin No. 118, which allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Act's enactment date. This ASU was effective upon issuance. For additional information regarding the Company's accounting for the tax effects of the Act under this guidance, see Note 11, Income Taxes.
ASU 2018-02 – In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded income tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. The Company elected to early adopt the standard in the fourth quarter of fiscal year 2018, applying the updates in the period of adoption. As a result of the adoption, the Company reclassified $4 million of income tax benefits, related to cash flow hedging

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments, from accumulated other comprehensive loss to retained earnings on its Consolidated Balance Sheet. The reclassification related only to the change in the federal corporate income tax rate due to the Act.
ASU 2016-09 – In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The guidance in ASU 2016-09 simplified several aspects of the accounting for share-based payment transactions, including: (1) recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income; (2) treat tax effects of exercised or vested awards as discrete items in the period in which they occur; (3) recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (4) classify excess tax benefits with other income tax cash flows as an operating activity; (5) an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (6) the threshold to qualify for equity classification will permit withholding up to the maximum statutory rates in the applicable jurisdictions; and (7) classify cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity in the statement of cash flows. The Company adopted the amended accounting guidance as of October 1, 2017, and as a result, the Company's provision for income taxes was reduced by $5 million on its Consolidated Statement of Income for the fiscal year ended September 30, 2018, due to the inclusion of excess tax benefits applied on a prospective basis. The future effects of excess tax benefits and tax deficiencies recognized in the Company's earnings will depend on the volume of equity compensation during a particular period and on the market price of the Company's common stock at the date the equity awards either vest or are exercised. In addition, the Company elected to retrospectively adopt the amendment to present excess tax benefits on share-based compensation as an operating activity on the statement of cash flows. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $12 million and $16 million on the Company's Consolidated Statement of Cash Flows for the fiscal years ended September 30, 2017 and 2016, respectively. For the purpose of recognizing compensation cost associated with share-based awards, the Company has elected to continue to follow its current practice of estimating forfeitures. None of the other provisions in this amended guidance had a significant impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU 2018-13 – In August 2018, the FASB issued ASU 2018-13, Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this standard will remove, modify and add certain disclosures under ASC Topic 820, Fair Value Measurement, with the objective of improving disclosure effectiveness. ASU 2018-13 will be effective for the Company's fiscal year beginning October 1, 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. Since this update is intended to modify disclosures, the adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2017-12 – In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will amend the guidance in ASC Topic 815, Derivatives and Hedging. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and to the presentation of hedge results. In addition, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. All transition requirements and elections under ASU 2017-12 should be applied to hedging relationships existing on the date of adoption, with the effect of the adoption reflected as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. ASU 2017-12 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
ASU 2017-04 – In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which is intended to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity should perform its annual

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. When measuring the goodwill impairment loss, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered, if applicable. An entity will still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative test is necessary. ASU 2017-04 should be applied prospectively and will be effective for the Company's fiscal year beginning October 1, 2020, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
ASU 2016-18 – In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This ASU will amend the guidance in ASC Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU will require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity will also be required to disclose information regarding the nature of the restrictions. ASU 2016-18 requires retrospective application and became effective for the Company's fiscal year beginning October 1, 2018. The adoption of ASU 2016-18 will change the manner in which restricted cash and restricted cash equivalents are presented in the Company's consolidated financial statements.
ASU 2016-16 – In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU will amend the guidance in ASC Topic 740, Income Taxes. The amendments in this ASU are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when the asset is sold to a third party. ASU 2016-16 requires modified retrospective adoption and became effective for the Company's fiscal year beginning October 1, 2018. The adoption of ASU 2016-16 did not have an impact on the Company's consolidated financial statements.
ASU 2016-13 – In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by an entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. ASU 2016-13 will be effective for the Company's fiscal year beginning October 1, 2020, using a modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.
ASU 2016-02 – In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in ASC Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee will be required to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference from the previous guidance is that lease assets and liabilities arising from operating leases will be recognized in the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. Subsequent to issuing ASU 2016-02, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2016-02 and providing an additional (optional) transition method with which to adopt the new leases standard. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2016-02. Under ASU 2016-02, an entity may apply the amendments by using one of the following two methods: (1) recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or (2) apply the standard at the adoption date and recognize a cumulative-effect

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. The Company has not selected a transition method and is currently assessing the impact of this ASU, but does not expect the standard to have a material impact on its net income. Upon adoption of ASU 2016-02, the Company expects to recognize right-of-use assets and lease liabilities for its operating leases, with initial measurement as defined by the ASU, in its Consolidated Balance Sheets.
ASU 2014-09 – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments by using one of the following two methods: (1) retrospective application to each prior reporting period presented or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Subsequent to issuing ASU 2014-09, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2014-09. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2014-09.
The guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, net interest revenue will not be impacted. The Company adopted the revenue recognition standard as of October 1, 2018 using the modified retrospective method of adoption. This adoption did not have a material impact on the Company's financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is materially consistent with the Company's previous revenue recognition policies. Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts with clients. The Company's implementation work is now substantially complete and the additional disclosure requirements will be reflected in interim reporting beginning in the first quarter of fiscal year 2019.
2. Business Acquisition
On September 18, 2017, the Company completed its acquisition of Scottrade Financial Services, Inc. ("Scottrade"), pursuant to an Agreement and Plan of Merger dated October 24, 2016 (the "Acquisition"), among the Company, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (the "Riney Stockholder"), and Alto Acquisition Corp., a wholly-owned subsidiary of the Company. Founded in 1980, Scottrade provided securities brokerage and investment services to retail investors and traders, and independent registered investment advisors through its online platform as well as through nearly 500 branch locations.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company accounted for the purchase of Scottrade using the acquisition method of accounting under GAAP and accordingly, the purchase price of the Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. During the fiscal year ended September 30, 2018, the Company recorded purchase accounting adjustments, primarily attributable to post-closing adjustments related to the Bank Merger Consideration, assets acquired and liabilities assumed, resulting in a net increase in goodwill of $14 million. The purchase price allocation was finalized during September 2018, one-year from the anniversary of the Acquisition. Differences between purchase accounting estimates and actual results that arose prior to September 18, 2018 resulted in adjustments to the purchase price allocation. Any such adjustments arising on or after September 18, 2018 will be recorded in earnings. Goodwill associated with the Acquisition was primarily attributable to the anticipated synergies from combining the operations of the Company and Scottrade. Approximately $1.63 billion of the goodwill associated with the Acquisition is expected to be deductible for income tax purposes.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation for Scottrade is summarized as follows (dollars in millions):

Cash and cash equivalents(1)	$1,785
Cash and investments segregated and on deposit for regulatory purposes	3,535
Receivable from brokers, dealers and clearing organizations	167
Receivable from clients, net	3,136
Receivable from affiliates	2
Other receivables	54
Securities owned	37
Property and equipment	136
Goodwill	1,760
Acquired intangible assets	974
Deferred tax assets	70
Other assets	35
Total assets acquired	11,691
Payable to brokers, dealers and clearing organizations	(354)
Payable to clients	(6,248)
Accounts payable and other liabilities	(272)
Payable to affiliates	(47)
Long-term debt(2)	(436)
Total liabilities assumed	(7,357)
Total provisional purchase price allocated	$4,334

(1) Includes $1.37 billion of Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, which was used to fund a portion of the Acquisition.
(2) On the date of Acquisition, amounts owed by Scottrade under its 6.125% senior notes, including a prepayment premium, and the amount owed under its 6.18% secured loan were repaid by the Company.
The results of operations for Scottrade are included in the Company's consolidated financial statements from the date of Acquisition. The following unaudited pro forma financial information sets forth the results of operations of the Company as if the Acquisition had occurred on October 1, 2015, the beginning of the comparable fiscal year prior to the year of Acquisition. The unaudited pro forma results include certain adjustments for acquisition-related costs, depreciation, amortization of intangible assets, interest expense on acquisition financing, and related income tax effects, and do not reflect potential revenue enhancements, cost savings or operating synergies that the Company expects to realize after the Acquisition. The unaudited pro forma financial information is based on currently available information, is presented for informational purposes only, and is not indicative of future operations or results had the Acquisition been completed as of October 1, 2015 or any other date.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the unaudited pro forma financial information for the fiscal years indicated (dollars in millions):

	2017	2016
	(unaudited)
Pro forma net revenues	$4,586	$4,158
Pro forma net income	$921	$700
Pro forma basic earnings per share	$1.62	$1.23
Pro forma diluted earnings per share	$1.62	$1.22
3. Cash and Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	September 30,
	2018	2017
Broker-dealer subsidiaries	$2,094	$997
Corporate	342	279
Trust company subsidiary	124	79
Futures commission merchant and forex dealer member subsidiary	89	98
Investment advisory subsidiaries	41	19
Total	$2,690	$1,472
Capital requirements may limit the amount of cash available for dividend from the broker-dealer, trust company and FCM/FDM subsidiaries to the Parent.
4. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	September 30,
	2018	2017
U.S. government agency mortgage-backed securities	$1,302	$1,486
Cash in demand deposit accounts	956	3,653
Reverse repurchase agreements (collateralized by U.S. government debt securities)	500	1,004
Cash on deposit with futures commission merchants	202	209
U.S. government debt securities	200	4,019
U.S. government debt securities on deposit with futures commission merchant	25	75
Total	$3,185	$10,446

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in millions):

	September 30,
	2018	2017
Receivable:
Deposits paid for securities borrowed	$803	$1,154
Clearing organizations	545	151
Broker-dealers	14	21
Securities failed to deliver	12	8
Total	$1,374	$1,334
Payable:
Deposits received for securities loaned	$2,914	$2,449
Securities failed to receive	34	21
Clearing organizations	29	32
Broker-dealers	3	2
Total	$2,980	$2,504
6. Allowance for Doubtful Accounts on Receivables
The following table summarizes activity in the Company's allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in millions):

	2018	2017	2016
Beginning balance	$11	$9	$12
Provision for doubtful accounts, net	56	2	2
Acquired in business acquisition	—	2	—
Write-off of doubtful accounts	(13)	(2)	(5)
Ending balance	$54	$11	$9

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Property and Equipment
Property and equipment consists of the following (dollars in millions):

	September 30,
	2018	2017
Buildings and building components	$462	$351
Computer equipment	326	270
Software	178	215
Leasehold improvements	176	173
Building construction in process	—	101
Land	61	77
Other property and equipment	92	83
	1,295	1,270
Less: Accumulated depreciation and amortization	(503)	(518)
Property and equipment at cost, net	$792	$752
8. Goodwill and Acquired Intangible Assets
The Company has recorded goodwill for business acquisitions to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill (dollars in millions):

Balance as of September 30, 2016	$2,467
Goodwill recorded in acquisition of Scottrade (see Note 2)	1,746
Balance as of September 30, 2017	4,213
Purchase accounting adjustments(1)	14
Balance as of September 30, 2018	$4,227

(1) The purchasing accounting adjustments are primarily attributable to post-closing adjustments related to the Bank Merger Consideration, property acquired and liabilities assumed in the acquisition of Scottrade. The purchase price allocation was finalized during September 2018, one-year from the anniversary of the Acquisition. Differences between purchase accounting estimates and actual results that arose prior to September 18, 2018 resulted in adjustments to the purchase price allocation. Any such adjustments arising on or after September 18, 2018 will be recorded in earnings.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired intangible assets consist of the following (dollars in millions):

	September 30,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,183	$(1,003)	$1,180	$2,183	$(877)	$1,306
Technology and content	108	(108)	—	108	(100)	8
Trade names	10	(7)	3	10	—	10
Trademark license	146	—	146	146	—	146
	$2,447	$(1,118)	$1,329	$2,447	$(977)	$1,470
Amortization expense on acquired intangible assets was $141 million, $79 million and $86 million for fiscal years 2018, 2017 and 2016, respectively. Estimated future amortization expense for acquired finite-lived intangible assets outstanding as of September 30, 2018 is as follows (dollars in millions):

Fiscal Year	Estimated Amortization Expense
2019	$124
2020	116
2021	106
2022	105
2023	75
Thereafter (to 2035)	657
Total	$1,183

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Exit Liabilities
As of September 18, 2017, the date of Acquisition, the Company began to incur costs in connection with actions taken to attain synergies from combining the operations of the Company and Scottrade. These costs, collectively referred to as "acquisition-related exit costs," include severance and other costs associated with consolidating facilities and administrative functions. As of September 30, 2018, substantially all of the acquisition-related exit costs associated with the Acquisition have been incurred.
The following table summarizes activity in the Company's exit liabilities for the fiscal years ended September 30, 2018 and 2017, which are included in accounts payable and other liabilities on the Consolidated Balance Sheets (dollars in millions):

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2016	$4		$—		$4
Exit liabilities assumed in business acquisition	100		—		100
Costs incurred and charged to expense	43	(1)	1	(2)	44
Costs paid or otherwise settled	(9)		(1)		(10)
Balance, September 30, 2017	138		—		138
Exit liabilities assumed - post closing adjustments	—		9		9
Costs incurred and charged to expense	235	(1)	213	(2)	448
Costs paid or otherwise settled	(352)		(174)		(526)
Balance, September 30, 2018	$21		$48		$69

(1) Costs incurred for severance pay and other employment benefits are included in employee compensation and benefits on the Consolidated Statements of Income.
(2) Costs incurred for contract termination and other costs are primarily included in other operating expense and professional services on the Consolidated Statements of Income.
There were no material exit costs incurred which were not associated with the Scottrade acquisition during fiscal years 2018, 2017 and 2016.
The following table summarizes the cumulative amount of acquisition related exit costs incurred by the Company related to the Scottrade acquisition as of September 30, 2018 (dollars in millions):

	Severance Pay and Other Employment Benefits	Contract Termination and Other Costs	Total
Exit liabilities assumed in business acquisition	$100	$9	$109
Employee compensation and benefits	267	—	267
Clearing and execution costs	—	1	1
Communications	—	1	1
Occupancy and equipment costs	—	7	7
Professional services	—	30	30
Other operating expense	—	173	173
Other non-operating expense	—	2	2
Total	$367	$223	$590

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

September 30, 2018	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$96	$—	$—	$96
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	2	501
2.950% Notes due 2022	750	(4)	(27)	719
3.625% Notes due 2025	500	(3)	(17)	480
3.300% Notes due 2027	800	(9)	(52)	739
Subtotal - Long-term debt	2,550	(17)	(94)	2,439
Total long-term debt and other borrowings	$2,646	$(17)	$(94)	$2,535

September 30, 2017	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$97	$—	$—	$97
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	15	514
2.950% Notes due 2022	750	(5)	—	745
3.625% Notes due 2025	500	(3)	11	508
3.300% Notes due 2027	800	(9)	(3)	788
Subtotal - Long-term debt	2,550	(18)	23	2,555
Total long-term debt and other borrowings	$2,647	$(18)	$23	$2,652

(1) Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Fiscal year maturities on long-term debt outstanding at September 30, 2018 are as follows (dollars in millions):

2019	$—
2020	500
2021	—
2022	750
2023	—
Thereafter	1,300
Total	$2,550

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes — As of September 30, 2018 and 2017, the Company had $2.55 billion aggregate principal amount of unsecured, fixed-rate Senior Notes due during calendar years 2019, 2022, 2025 and 2027 (together, the "Senior Notes"). The Company's Senior Notes were each sold through a public offering and pay interest semi-annually in arrears. Key information about the Senior Notes outstanding as of September 30, 2018 is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2019 Notes	November 25, 2009	December 1, 2019	$500	5.600%
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
The Company used the proceeds from the issuance of the 2027 Notes during fiscal year 2017 to finance a portion of the cash consideration paid by the Company in its acquisition of Scottrade.
The 2022 Notes, 2025 Notes and 2027 Notes are not required to be guaranteed by any of the Company's subsidiaries. Prior to April 21, 2017, the 2019 Notes were required to be jointly, severally, fully and unconditionally guaranteed by each of the Company's current and future subsidiaries that was or became a borrower or a guarantor under the TD Ameritrade Holding Corporation Credit Agreement described below. As of April 21, 2017, the obligations under the TD Ameritrade Holding Corporation Credit Agreement are no longer guaranteed by any subsidiary of the Parent; therefore the guarantee of the 2019 Notes was released.
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
On October 30, 2018, the Company sold, through a public offering, an additional $1.0 billion aggregate principal amount of unsecured senior notes, consisting of both variable and fixed-rate notes. Key information regarding the recent debt issuance is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2024 Notes	October 30, 2018	April 1, 2024	$400	3.75%
For additional details regarding the October 30, 2018 debt issuance, see Note 24, Subsequent Event.
Lines of Credit — TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under the secured uncommitted lines, TDAC borrows on a demand basis from two unaffiliated banks and pledges client margin securities as collateral. Advances

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the secured uncommitted lines are dependent on having acceptable collateral as determined by each secured uncommitted credit agreement. At September 30, 2018, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of September 30, 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The Company's repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. The remaining contractual maturity of the repurchase agreements with outstanding balances as of September 30, 2018 and 2017 was less than 30 days and 90 days, respectively. The weighted average interest rate on the balances outstanding as of September 30, 2018 and 2017 was 2.35% and 1.25%, respectively. See "General Contingencies" in Note 15 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
The interest rate swaps effectively change the fixed-rate interest on the Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of September 30, 2018, the weighted average interest rate on the aggregate principal balance of the Senior Notes was 3.62%.
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

	2018	2017	2016
Gain (loss) on fair value of interest rate swaps	$(117)	$(56)	$16
Gain (loss) on fair value of hedged fixed-rate debt	117	56	(16)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—
Cash Flow Hedging – On January 17, 2014, the Company entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million, to hedge against changes in the benchmark interest rate component of future interest payments resulting from an anticipated debt refinancing.  The Company designated the contracts as a cash flow hedge of the future interest payments.  Under cash flow hedge accounting, until settlement the swap contracts are carried at fair value and, to the extent they are an effective hedge, any unrealized gains or losses are recorded in other comprehensive income (loss). Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. Upon settlement, any realized gain or loss that has been recorded in other comprehensive income (loss) is amortized into earnings over the term of the newly-issued fixed-rate debt.
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under "Senior Notes" above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of September 30, 2018, the Company expects to amortize $4.4 million of pre-tax losses, that were reported in accumulated other

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive loss, into interest on borrowings on the Consolidated Statements of Income within the next 12 months.
Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in millions):

	September 30,
	2018	2017
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$2	$26
Accounts payable and other liabilities	$(96)	$(3)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the CFTC. The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of September 30, 2018 and 2017, the pay-variable interest rate swap counterparties had pledged $10 million and $40 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets. As of September 30, 2018 and 2017, the Company had pledged $82 million and $1 million of collateral, respectively, to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Senior Revolving Credit Facilities — On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"), replacing the Parent's prior $300 million unsecured revolving credit facility. The maturity date of the Parent Revolving Facility is April 21, 2022. The obligations under the Parent Revolving Facility are not guaranteed by any subsidiary of Parent. TD Ameritrade Online Holdings Corp. ("TDAOH"), a wholly-owned subsidiary of the Company, guaranteed the Parent's obligations under the Parent's prior revolving credit facility and its 2019 Notes. Upon termination of the Parent's prior revolving credit facility on April 21, 2017, TDAOH's guarantee of the 2019 Notes was also terminated.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2018 and 2017. As of September 30, 2018, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer and FCM/FDM subsidiaries are required to maintain

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2018.
In addition to the Parent Revolving Facility, the Parent entered into a credit agreement on February 16, 2018, consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $500 million, with substantially the same terms as the Parent Revolving Facility. The February 16, 2018 revolving credit facility matured on May 17, 2018.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility (together, the "TDAC Revolving Facilities") entered into on April 21, 2017 and May 17, 2018, respectively. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 16, 2019, respectively.
The applicable interest rate under each of the TDAC Revolving Facilities is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (b) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.07% to 0.175% and from 0.06% to 0.125% on any unused amounts of the $600 Million Revolving Facility and the $850 Million Revolving Facility, respectively, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facilities as of September 30, 2018 and 2017. As of September 30, 2018, the interest rate margin under the TDAC Revolving Facilities would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. As of September 30, 2018, the commitment fees under the $600 Million Revolving Facility and the $850 Million Revolving Facility were 0.10% and 0.08%, respectively, each determined by reference to the Company's public debt ratings.
The TDAC Revolving Facilities contain negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, mergers, consolidations, change in nature of business and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements, which may change from time to time. TDAC was in compliance with all covenants under the TDAC Revolving Facilities as of September 30, 2018.
TD, along with other financial institutions, is participating as a lender under the Parent Revolving Facility and the TDAC Revolving Facilities. As of September 30, 2018 and 2017, the total lending commitment received from TD under these credit facilities was $257 million and $115 million, respectively. For additional information regarding the Company's transactions with TD, see Note 21, Related Party Transactions.
Intercompany Credit Agreements — The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit. Key information about the committed and/or uncommitted lines of credit is summarized in the following table (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$400	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$45	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans under both the committed and uncommitted facilities bear interest at the same rate as borrowings under the TDAC Revolving Facilities and must be repaid with interest on or before the termination date.
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2018 and 2017.
11. Income Taxes
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of September 30, 2018, the Company has completed its accounting for the tax effects of the Act. The U.S. federal statutory income tax rate, for companies with a fiscal year end of September 30, 2018, was a blended rate of 24.5%. However, as the Company is on a calendar year for tax reporting purposes, the actual computed blended U.S. federal statutory income tax rate was somewhat lower due to the Company's income being earned unevenly during the fiscal year.
Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in millions):

	2018	2017	2016
Current expense (benefit):
Federal	$380	$484	$435
State	58	49	(4)
	438	533	431
Deferred expense (benefit):
Federal	(32)	(11)	(5)
State	8	—	(3)
	(24)	(11)	(8)
Provision for income taxes	$414	$522	$423
A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2018	2017	2016
Federal statutory income tax rate	24.5%	35.0%	35.0%
Statutory versus actual blended federal income tax rate	(1.3)	—	—
State taxes, net of federal tax effect	2.6	2.8	2.8
Adjustments to estimated state income taxes	—	—	(0.2)
Federal incentives	0.4	(0.3)	(1.4)
Interest recorded (reversed) on unrecognized tax benefits, net	0.2	0.2	(1.1)
Remeasurement of U.S. deferred income taxes	(3.8)	—	—
Reversal of accruals for unrecognized tax benefits	(0.4)	(0.4)	(1.8)
Share-based payment compensation	(0.3)	—	—
Other	—	0.1	0.1
	21.9%	37.4%	33.4%

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's effective income tax rate for fiscal year 2018 was 21.9%, compared to 37.4% and 33.4% for fiscal years 2017 and 2016, respectively. The provision for income taxes for fiscal year 2018 included a net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $5 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $12 million of favorable resolutions of state income tax matters and a $30 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on the Company's earnings for fiscal year 2018 of approximately $0.19 per share. The provision for income taxes for fiscal year 2017 included $8 million of net favorable resolutions of state income tax matters and $4 million of favorable tax benefits for certain federal incentives. These items had a net favorable impact on the Company's earnings for fiscal year 2017 of approximately two cents per share. The provision for income taxes for fiscal year 2016 was impacted by $39 million of net favorable adjustments to uncertain tax positions and related deferred income tax assets, which included a favorable $33 million tax liability remeasurement related to a state court decision. The provision was also impacted by an $18 million favorable tax benefit claimed during fiscal year 2016 for federal deductions and tax credits related to calendar tax year 2012 through September 30, 2016 and $5 million of net favorable deferred income tax adjustments due to the remeasurement of deferred tax assets and liabilities and the cumulative impact of the decline in the state tax rate. These items had a net favorable impact on the Company's earnings for fiscal year 2016 of approximately $0.12 per share.
Deferred tax assets (liabilities) are comprised of the following (dollars in millions):

	September 30,
	2018	2017
Deferred tax assets:
Accrued and other liabilities	$78	$131
Stock-based compensation	19	28
Allowance for doubtful accounts	14	6
Unrecognized loss on cash flow hedging instruments	9	15
Intangible assets, state tax benefit	3	5
Operating loss carryforwards	2	1
Gross deferred tax assets	125	186
Less: Valuation allowance	(2)	(1)
Net deferred tax assets	123	185
Deferred tax liabilities:
Acquired intangible assets	(236)	(331)
Property and equipment	(46)	(35)
Prepaid expenses	(13)	(11)
Unrealized gain on investments	(2)	—
Other deferred tax liabilities	(3)	(1)
Total deferred tax liabilities	(300)	(378)
Net deferred tax liabilities	$(177)	$(193)
At September 30, 2018, subsidiaries of the Company have approximately $35 million of separate state operating loss carryforwards. These carryforwards expire between fiscal years 2021 and 2037. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized.
A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in millions):

	2018	2017	2016
Beginning balance	$152	$142	$154
Additions based on tax positions related to the current year	35	28	30
Additions for tax positions of prior years	8	—	20
Reductions due to lapsed statute of limitations	(9)	(7)	(8)
Reductions due to settlements with taxing authorities	(3)	(1)	(21)
Reductions for tax positions of prior years	(2)	(10)	(33)
Ending balance	$181	$152	$142
The balance of unrecognized tax benefits as of September 30, 2018 was $181 million ($151 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2017 was $152 million ($108 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The Company's income tax returns are subject to review and examination by federal, state and local taxing authorities. The Company's federal claims for refund for tax years 2012 through 2014 are being examined by the Internal Revenue Service. The federal returns for 2015 through 2017 remain open under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2018 could decrease by up to $77 million ($67 million net of the federal benefit on state matters) within the next 12 months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.
The Company recognized $4 million and $2 million of interest and penalties expense (net of the federal benefit) on the Consolidated Statements of Income for fiscal years 2018 and 2017, respectively, primarily due to accruals for unrecognized tax benefits. The Company recognized $17 million of net benefits for interest and penalties (net of the federal income tax effect) for fiscal year 2016, primarily due to favorable resolutions and remeasurement of uncertain tax positions. As of September 30, 2018 and 2017, accrued interest and penalties related to unrecognized tax benefits was $30 million and $26 million, respectively.
12. Capital Requirements
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. TDAC, the Company's clearing broker-dealer subsidiary, and TD Ameritrade, Inc., an introducing broker-dealer subsidiary of the Company, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc.is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances. In addition, under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement.
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
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2018	$2,831	$525	$2,306	10.79%
September 30, 2017	$1,595	$340	$1,255	9.39%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
September 30, 2018	$181	$0.25	$181
September 30, 2017	$155	$0.25	$155

Scottrade, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2018(1)	N/A	N/A	N/A	N/A
September 30, 2017	$348	$70	$278	9.99%

(1) On February 26, 2018, Scottrade, Inc. transferred substantially all of its broker-dealer business net assets, including its clearing operations, to other subsidiaries of the Company. The Company's request to withdraw Scottrade, Inc.'s registration as a broker-dealer was granted and the withdrawal became effective on September 7, 2018.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
September 30, 2018	$129	$23	$106
September 30, 2017	$77	$22	$55
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital, as defined. TDATC's Tier 1 capital was $39 million and $32 million as of September 30, 2018 and 2017, respectively, which exceeded the required Tier 1 capital by $18 million and $13 million, respectively.
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
Stock options, except for replacement options granted in connection with business combinations, are granted by the Company with an exercise price not less than the fair market value of the Company's common stock on the grant date. Stock options generally vest over a one- to four-year period and expire 10 years after the grant date. Restricted stock units ("RSUs") are awards that entitle the holder to receive shares of Company common stock following a vesting period. RSUs granted to employees generally vest after the completion of a three-year period or ratably over a three-year period. RSUs granted to non-employee directors generally vest over a one-year period. Performance-based restricted stock units ("PRSUs") are a form of RSUs in which the number of shares ultimately received depends on how the Company's total shareholder return compares to the total shareholder returns of companies in a selected performance peer group. PRSUs are subject to a three-year cliff vesting period. At the end of the performance period, the number of shares of common stock issued can range from 80% to 120% of target, depending on the Company's ranking in the performance peer group. Shares of common stock are issued following the end of the performance period.
Stock-based compensation expense was $60 million, $36 million and $34 million for fiscal years 2018, 2017 and 2016, respectively. The related income tax benefits were $17 million, $14 million and $13 million for fiscal years 2018, 2017 and 2016, respectively.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of option activity in the Company's stock incentive plans for the fiscal year ended September 30, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning and end of year	503	$27.97	7.3	$13
Exercisable at end of year	252	$27.97	7.3	$6
The weighted-average grant-date fair value of options granted during fiscal year 2016 was $6.16. No options were granted during fiscal years 2018 and 2017. The total intrinsic value of options exercised during fiscal years 2017 and 2016 was $26 million and $0.1 million, respectively. No options were exercised during fiscal year 2018. As of September 30, 2018, the total unrecognized compensation cost related to nonvested stock options awards was $1 million and was expected to be recognized over a weighted-average period of 1.3 years.
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
The following is a summary of RSU activity in the Company's stock incentive plans for the fiscal year ended September 30, 2018:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	2,394	$34.83
Granted	671	$50.61
Vested	(807)	$33.24
Forfeited	(129)	$41.72
Nonvested at end of year	2,129	$39.99
The weighted-average grant-date fair value of RSUs granted during fiscal years 2018, 2017 and 2016 was $50.61, $40.66 and $27.97, respectively. As of September 30, 2018, there was $31 million of estimated unrecognized

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period of 1.9 years. The total fair value of RSUs that vested during fiscal years 2018, 2017 and 2016 was $42 million, $70 million and $71 million, respectively.
The following is a summary of PRSU activity in the Company's stock incentive plans for the fiscal year ended September 30, 2018:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	265	$39.48
Granted	235	$49.50
Nonvested at end of year	500	$44.19
The weighted-average grant-date fair value of the PRSUs granted during the fiscal years 2018 and 2017 was $49.50 and $39.48, respectively. As of September 30, 2018, there was $9 million of estimated unrecognized compensation cost related to nonvested PRSUs, which was expected to be recognized over a weighted average period of 1.9 years. No PRSUs were granted during fiscal year 2016.
The fair value of PRSUs granted was estimated using a Monte Carlo simulation model with the following inputs for the fiscal years indicated:

	2018	2017
Risk-free interest rate	1.84%	1.34%
Expected dividend yield	0%	0%
Expected volatility	28%	27%
Expected term (years)	2.8	2.9
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
Although the Company does not have a formal policy regarding issuance of shares for stock-based compensation, such shares are generally issued from treasury stock. The stockholders agreement entered into in connection with the acquisition of TD Waterhouse Group, Inc. requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2018, the Company was not obligated to repurchase additional shares pursuant to the stockholders agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock issuances.
14. Employee Benefit Plans
The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $53 million, $38 million and $35 million for fiscal years 2018, 2017 and 2016, respectively.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Commitments and Contingencies
Lease Commitments — The Company has various non-cancelable operating leases on facilities requiring annual payments as follows (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2019	$75	$(1)	$74
2020	64	(1)	63
2021	45	—	45
2022	34	—	34
2023	28	—	28
Thereafter (to 2033)	99	—	99
Total	$345	$(2)	$343
A majority of the leases for the Company's branch offices contain provisions for renewal at the Company's option. Rental expense, net of sublease income, was approximately $83 million, $54 million and $51 million for fiscal years 2018, 2017 and 2016, respectively.
Legal and Regulatory Matters
Order Routing Matters — In 2014, five putative class action complaints were filed regarding TD Ameritrade, Inc.'s routing of client orders and one putative class action was filed regarding Scottrade, Inc.'s routing of client orders. Five of the six cases were dismissed and the United States Court of Appeals, 8th Circuit, affirmed the dismissals in those cases that were appealed. The one remaining case is Roderick Ford (replacing Gerald Klein) v. TD Ameritrade Holding Corporation, et al., Case No. 8:14CV396 (U.S. District Court, District of Nebraska). Plaintiff alleges that, when routing client orders to various market centers, defendants did not seek best execution, and instead routed clients' orders to market venues that pay TD Ameritrade, Inc. the most money for order flow. Plaintiff alleges that defendants made misrepresentations and omissions regarding the Company's order routing practices. The complaint asserts claims of violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5. The complaint seeks damages, injunctive relief, and other relief. Plaintiff filed a motion for class certification, which defendants opposed. On July 12, 2018, the Magistrate Judge issued findings and a recommendation that plaintiffs' motion for class certification be denied. Plaintiff filed objections to the Magistrate Judge's findings and recommendation, which defendants opposed. On September 14, 2018, the District Judge sustained plaintiff's objections, rejected the Magistrate Judge's recommendation and granted plaintiff's motion for class certification. On September 28, 2018, defendants filed a petition requesting that the U.S. Court of Appeals, 8th Circuit, grant an immediate appeal of the District Court's class certification decision. The Securities Industry and Financial Markets Association and the U.S. Chamber of Commerce filed amicus curiae briefs in support of the petition together with motions for permission to file the briefs. On October 9, 2018, plaintiff filed an opposition to the petition. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of the lawsuit, or the potential loss, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc., TDAC and Scottrade, Inc. have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc., TDAC and Scottrade, Inc. are cooperating with the requests.
Lawsuit regarding Scottrade Acquisition — On April 6, 2017, a stockholder of the Company filed a stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit filed in the Delaware Chancery Court is captioned Vero Beach Police Officers' Retirement Fund, derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al., C.A. No. 2017-0264-JRS. On December 18, 2017, the plaintiff filed an amended complaint. The suit names as defendants TD and the members of the Company's board of directors. It also names the Company as a nominal defendant. The

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint alleges that the Company's acquisition of Scottrade and TD's acquisition of Scottrade Bank were unfair from the perspective of the Company because TD Bank, N.A. acquired Scottrade Bank for an allegedly low price, which in turn caused the Company to pay an allegedly high price to acquire Scottrade. The complaint claims that the Company's directors and TD, as the Company's alleged controlling stockholder, breached their fiduciary duties to the Company and its stockholders, and that TD aided and abetted the Company directors' breach of fiduciary duty and was unjustly enriched. The complaint seeks a declaration that demand on the Company's board is excused as futile and seeks corporate governance reforms, damages, interest and fees. On August 9, 2018, the parties submitted to the court for its approval a stipulation of settlement of this action. Under the proposed settlement, TD and an insurer on behalf of the Company's directors will make a settlement payment of an immaterial amount; plaintiff may apply for an award of attorneys' fees and expenses in an amount not to exceed 20% of the settlement payment; the balance of the settlement payment will be paid to the Company; and the lawsuit will be dismissed and the claims will be released. A hearing on approval of the settlement and an award of attorneys' fees and expenses is scheduled for December 3, 2018. There can be no assurance that the proposed settlement will be finalized and approved by the court. If the proposed settlement is not finalized or approved by the court, the Company will be unable to predict the outcome or the timing of the ultimate resolution of this lawsuit, or the potential losses, if any, that may result.
Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed five non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants: Walter Wurster, et al. v. Deloitte & Touche et al., Case No. 16CV25920 (filed Aug. 11, 2016), Kenneth Pommier, et al. v. Deloitte & Touche et al., Case No. 16CV36439 (filed Nov. 3, 2016), Charles Ramsdell, et al. v. Deloitte & Touche et al., Case No. 16CV40659 (filed Dec. 2, 2016), Charles Layton, et al. v. Deloitte & Touche et al., Case No. 17CV42915 (filed October 2, 2017) and John Cavanagh, et al. v. Deloitte & Touche et al., Case No. 18CV09052 (filed March 7, 2018). FINRA arbitrations have also been filed against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade customers purchased more than $140 million of Aequitas securities; TD Ameritrade served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. On August 1, 2018, the Magistrate Judge in that case issued findings and a recommendation that defendants' motions to dismiss the pending complaint be denied with limited exceptions not applicable to the Company. TD Ameritrade and other defendants filed objections to the Magistrate Judge's findings and recommendation, which plaintiffs opposed. On September 24, 2018, the District Judge issued an opinion and order adopting the Magistrate Judge's findings and recommendation. Discovery has commenced. In the five non-class action lawsuits, approximately 200 named plaintiffs collectively allege a total of approximately $125 million in losses plus other damages. In the Wurster and Pommier cases, the Court, on TD Ameritrade's motion, dismissed the claims by those plaintiffs who were TD Ameritrade customers, in favor of arbitration. Discovery is ongoing. The Court in the Wurster and Pommier cases denied TD Ameritrade's motion to dismiss the claims by the plaintiffs who were not TD Ameritrade customers. Plaintiffs in the Ramsdell case have filed a second amended complaint in which TD Ameritrade is not named as a defendant. On September 24, 2018, plaintiffs in the Cavanagh case dismissed their claims against TD Ameritrade. On July 17, 2018, plaintiffs in the Ciuffitelli case filed a motion for preliminary approval of an $18.5 million settlement with the defendant Tonkon Torp law firm of the claims against it in all the pending cases. On September 24, 2018, defendants filed a response requesting the Court to defer considering the plaintiffs' motion or to deny it as presented. The Company intends to vigorously

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defend against this litigation. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $175 million as of September 30, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	September 30,
	2018	2017
Client margin securities	$31.4	$23.8
Stock borrowings	0.8	1.2
Total collateral available	$32.2	$25.0
Collateral loaned	$2.9	$2.4
Collateral repledged	6.3	4.1
Total collateral loaned or repledged	$9.2	$6.5
The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

		September 30,
Assets	Balance Sheet Classification	2018	2017
Cash	Receivable from brokers, dealers and clearing organizations	$545	$151
U.S. government debt securities	Securities owned, at fair value	50	398
Total		$595	$549
The Company enters into off-balance sheet arrangements with TD and unaffiliated third-party depository financial institutions (together, the "Sweep Program Counterparties") to manage its sweep program. The sweep program is offered to eligible clients whereby the client's uninvested cash is swept into FDIC-insured (up to specified limits) money market deposit accounts at the Sweep Program Counterparties. The Company earns revenue on client cash at the Sweep Program Counterparties based on the return of floating-rate and fixed-rate notional investments. The Company designates amounts and maturity dates for the fixed-rate notional investments within the sweep program portfolios, subject to certain limitations. In the event the Company instructs the Sweep Program Counterparties to withdraw a fixed-rate notional investment prior to its maturity, the Company may be required to reimburse the Sweep Program Counterparties for any losses as a result of the early withdrawal. In order to mitigate the risk of potential loss due to the early withdrawal of fixed-rate notional investments, the Company maintains a certain level of short-term floating-rate investments within the sweep program portfolios to meet client cash demands. See "Insured Deposit Account Agreement" in Note 21 for a description of the sweep arrangement between the Company and TD.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company clears its clients' futures transactions on an omnibus account basis through unaffiliated clearing firms. The Company also contracts with an external provider to facilitate foreign exchange trading for its clients. The Company has agreed to indemnify these unaffiliated clearing firms and the external provider for any loss that they may incur from the client transactions introduced to them by the Company.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and 2017 (dollars in millions):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,373	$—	$—	$2,373
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	225	—	225
U.S. government agency mortgage-backed securities	—	1,302	—	1,302
Subtotal - Investments segregated for regulatory purposes	—	1,527	—	1,527
Securities owned:
U.S. government debt securities	—	149	—	149
Other	1	6	—	7
Subtotal - Securities owned	1	155	—	156
Investments available-for-sale:
U.S. government debt securities	—	484	—	484
Other assets:
Pay-variable interest rate swaps(1)	—	2	—	2
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	3	1	4
Total assets at fair value	$2,374	$2,169	$1	$4,544
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$96	$—	$96

(1)	See "Fair Value Hedging" in Note 10 for details.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,081	$—	$—	$1,081
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	4,094	—	4,094
U.S. government agency mortgage-backed securities	—	1,486	—	1,486
Subtotal - Investments segregated for regulatory purposes	—	5,580	—	5,580
Securities owned:
U.S. government debt securities	—	498	—	498
Other	1	4	—	5
Subtotal - Securities owned	1	502	—	503
Investments available-for-sale:
U.S. government debt securities	—	746	—	746
Other assets:
Pay-variable interest rate swaps(1)	—	26	—	26
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	27	1	28
Total assets at fair value	$1,082	$6,855	$1	$7,938
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 10 for details.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Long-term debt — As of September 30, 2018, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $2.51 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $2.44 billion. As of September 30, 2017, the Company's Senior Notes had an aggregate estimated fair value, based on quoted

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market prices, of approximately $2.63 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $2.56 billion.
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of September 30, 2018 and 2017 (dollars in millions):

	September 30, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	803	—	803	(41)	(744)	18
Other assets:
Pay-variable interest rate swaps	2	—	2	(2)	—	—
Total	$1,305	$—	$1,305	$(43)	$(1,244)	$18
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,914	$—	$2,914	$(43)	$(2,544)	$327
Securities sold under agreements to repurchase(4)	96	—	96	(96)	—	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	96	—	96	(82)	—	14
Total	$3,106	$—	$3,106	$(221)	$(2,544)	$341

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash) (6)	Net Amount (7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$1,004	$—	$1,004	$—	$(1,004)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,154	—	1,154	(110)	(1,023)	21
Other assets:
Pay-variable interest rate swaps	26	—	26	(26)	—	—
Reverse repurchase agreements	65	—	65	—	(65)	—
Total other assets	91	—	91	(26)	(65)	—
Total	$2,249	$—	$2,249	$(136)	$(2,092)	$21
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,449	$—	$2,449	$(112)	$(2,113)	$224
Securities sold under agreements to repurchase(4)	97	—	97	(97)	—	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	(1)	—	2
Total	$2,549	$—	$2,549	$(210)	$(2,113)	$226

(1)
Included in the gross amounts of deposits paid for securities borrowed is $462 million and $675 million as of September 30, 2018 and 2017, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 15 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $2.01 billion and $1.65 billion as of September 30, 2018 and 2017, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 15 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	September 30,
	2018	2017
Deposits received for securities loaned:
Equity securities	$2,583	$2,109
Exchange-traded funds	223	230
Closed-end funds	74	66
Other	34	44
Total	$2,914	$2,449

(4)
The collateral pledged includes available-for-sale U.S. government debt securities at fair value. All of the Company's repurchase agreements have a remaining contractual maturity of less than 90 days and, upon default by either party, may be terminated at the option of the non-defaulting party. See "General Contingencies" in Note 15 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.

(5)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At September 30, 2018 and 2017, the Company had received total collateral with a fair value of $1.30 billion and $2.26 billion, respectively, and pledged total collateral with a fair value of $2.76 billion and $2.32 billion, respectively.

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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Accumulated Other Comprehensive Loss
The following table presents the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the fiscal years indicated (dollars in millions):

	2018			2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized loss	$(12)	$3	$(9)	$(9)	$4	$(5)	$—	$—	$—
Reclassification adjustment for realized loss included in net income (1)	11	(4)	7	—	—	—	—	—	—
Net change in investments available-for-sale	(1)	(1)	(2)	(9)	4	(5)	—	—	—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income (2)	5	(1)	4	4	(2)	2	5	(2)	3
Net change in cash flow hedging instruments	5	(1)	4	4	(2)	2	5	(2)	3
Other comprehensive income (loss)	$4	$(2)	$2	$(5)	$2	$(3)	$5	$(2)	$3

(1)	The before tax reclassification amount and related tax effect are included in loss on sale of investments and provision for income taxes, respectively, on the Consolidated Statements of Income.

(2)	The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Consolidated Statements of Income.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents after-tax changes in each component of accumulated other comprehensive loss for the fiscal years indicated (dollars in millions):

	2018	2017	2016
Investments available-for-sale:
Beginning balance	$(5)	$—	$—
Other comprehensive loss before reclassification	(9)	(5)	—
Amount reclassified from accumulated other comprehensive loss	7	—	—
Current period change	(2)	(5)	—
Ending balance	$(7)	$(5)	$—
Cash flow hedging instruments:
Beginning balance	$(20)	$(22)	$(25)
Amount reclassified from accumulated other comprehensive loss	4	2	3
Adoption of Accounting Standards Update 2018-02 (Note 1)	(4)	—	—
Current period change	—	2	3
Ending balance	$(20)	$(20)	$(22)
Total accumulated other comprehensive loss:
Beginning balance	$(25)	$(22)	$(25)
Current period change	(2)	(3)	3
Ending balance	$(27)	$(25)	$(22)
19. Segment and Geographic Area Information
The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company's revenues from external clients for the fiscal years ended September 30, 2018, 2017 and 2016 were derived from its operations in the United States.
20. Accelerated Stock Repurchase Agreements
On September 12, 2018, the Company entered into an agreement with an investment bank counterparty to purchase shares of its common stock under an accelerated stock repurchase transaction (the "September 2018 ASR Agreement"). The Company paid $150 million to the counterparty and received an initial delivery of 2.2 million shares of its common stock on September 13, 2018, representing 80% of the potential shares to be repurchased based on the closing stock price of $54.69 on September 12, 2018. Settlement of the transaction occurred after the end of an averaging period, which began on September 13, 2018 and ended on October 12, 2018. The total number of shares the Company purchased from the counterparty was based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount. Upon settlement, the Company received an additional 0.6 million shares on October 16, 2018. The Company ultimately repurchased a total of approximately 2.8 million shares under the September 2018 ASR Agreement at a net weighted average price of $53.13 per share.
In June 2016, the Company entered into an agreement with an investment bank counterparty to purchase $42.5 million of its common stock under an accelerated stock repurchase transaction (the "June 2016 ASR Agreement"). Pursuant to the terms of the June 2016 ASR Agreement, the Company received an initial delivery of 1.1 million shares of its common stock in June 2016 and received an additional 0.3 million shares upon completion of the agreement in September 2016. The Company ultimately repurchased a total of approximately 1.4 million shares under the June 2016 ASR Agreement at a net weighted average price of $29.89 per share.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2015, the Company entered into an agreement with an investment bank counterparty to purchase $45 million of its common stock under an accelerated stock repurchase transaction (the "December 2015 ASR Agreement"). Pursuant to the terms of the December 2015 ASR Agreement, the Company received an initial delivery of 1.0 million shares of its common stock in December 2015 and received an additional 0.3 million shares upon completion of the agreement in January 2016. The Company ultimately repurchased a total of approximately 1.3 million shares under the December 2015 ASR Agreement at a net weighted average price of $33.98 per share.
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
21. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal year 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of September 30, 2018. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of September 30, 2018, the IDA portfolio was comprised of approximately 78% fixed-rate notional investments and 22% floating-rate investments.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In the event the marketing fee computation results in a negative amount, the Company must pay the TD Depository Institutions the negative amount. This effectively results in the Company guaranteeing the TD Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the likelihood that the marketing fee calculation would result in a negative amount is remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for the IDA agreement. In the event the Company withdraws a notional investment prior to its maturity, the Company is required to reimburse the TD Depository Institutions an amount equal to the economic replacement value of the investment, as defined in the IDA agreement. See "General Contingencies" in Note 15 for a discussion of how the Company mitigates the risk of losses due to the early withdrawal of fixed-rate notional investments.
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in millions):

Description	Statement of Income Classification	Revenues from TD and its Affiliates
		2018	2017	2016
Insured Deposit Account Agreement	Bank deposit account fees	$1,426	$1,101	$926
Mutual Fund Agreements	Investment product fees	17	15	11
Other	Various	13	10	7
Total revenues		$1,456	$1,126	$944

Description	Statement of Income Classification	Expenses to TD and its Affiliates
		2018	2017	2016
Canadian Call Center Services Agreement(1)	Various	$—	$11	$22
Referral and Strategic Alliance Agreement	Other expense	5	5	3
Other	Various	2	1	1
Total expenses		$7	$17	$26

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company notified TD of its intent to not extend or renew the Canadian Call Center Services Agreement and services under this agreement ended by September 30, 2017.
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	September 30,
	2018	2017
Assets:
Receivable from affiliates	$151	$110
Liabilities:
Payable to brokers, dealers and clearing organizations	$47	$37
Payable to affiliates	7	38
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
As of September 30, 2018, payables to affiliates on the Consolidated Balance Sheets included $38 million of liabilities assumed in connection with the acquisition of Scottrade. These liabilities were settled during the first quarter of fiscal year 2019. As of September 30, 2017, receivables from and payables to affiliates included $27 million of assets acquired and $71 million of liabilities assumed, respectively, in connection with the acquisition of Scottrade.

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
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
As of September 30, 2018 and 2017

	2018	2017
	(In millions)
ASSETS
Cash and cash equivalents	$151	$154
Receivable from subsidiaries	8	6
Investments available-for-sale, at fair value (including $98 million and $99 million of securities pledged as collateral for repurchase agreements at September 30, 2018 and 2017, respectively)	484	746
Investments in subsidiaries	9,976	9,043
Other, net	162	108
Total assets	$10,781	$10,057
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$240	$104
Payable to subsidiaries and affiliates	3	54
Securities sold under agreements to repurchase	96	97
Long-term debt	2,439	2,555
Total liabilities	2,778	2,810
Stockholders' equity	8,003	7,247
Total liabilities and stockholders' equity	$10,781	$10,057

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
For the Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
	(In millions)
Net revenues	$52	$31	$30
Operating expenses	21	34	26
Operating income (loss)	31	(3)	4
Other expense	106	71	53
Loss before income taxes and equity in income of subsidiaries	(75)	(74)	(49)
Provision for (benefit from) income taxes	15	(22)	6
Loss before equity in income of subsidiaries	(90)	(52)	(55)
Equity in income of subsidiaries	1,563	924	897
Net income	$1,473	$872	$842

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
	(In millions)
Cash flows from operating activities:
Net income	$1,473	$872	$842
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in income of subsidiaries	(1,563)	(924)	(897)
Deferred income taxes	13	(12)	—
Dividends from subsidiaries	1,030	1,230	825
Loss on sale of investments	11	—	—
Stock-based compensation	60	36	34
Other, net	9	9	8
Changes in operating assets and liabilities:
Receivable from subsidiaries	(2)	2	(3)
Other assets	(92)	—	1
Accounts payable and other liabilities	42	(67)	38
Payable to subsidiaries and affiliates	(24)	(4)	26
Net cash provided by operating activities	957	1,142	874
Cash flows from investing activities:
Investment in subsidiaries	(425)	(15)	(60)
Loans made under intercompany credit agreements	(175)	—	—
Collections on intercompany credit agreements	175	—	—
Cash paid in business acquisition	(4)	(1,698)	—
Proceeds from sale of investments available-for-sale, at fair value	643	—	—
Purchase of investments available-for-sale, at fair value	(392)	—	(757)
Proceeds from sale and maturity of short-term investments	—	—	600
Purchase of short-term investments	—	—	(601)
Net cash used in investing activities	(178)	(1,713)	(818)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	798	—
Payment of debt issuance costs	(3)	(8)	—
Principal payments on long-term debt	—	(385)	—
Reimbursement (payment) of prepayment premium on long-term debt	2	(54)	—
Net proceeds from (payments on) securities sold under agreements to repurchase	(1)	97	—
Proceeds from Parent Senior Revolving Facility	200	—	—
Principal payments on Parent Senior Revolving Facility	(200)	—	—
Payment of cash dividends	(477)	(379)	(362)
Proceeds from issuance of common stock	—	400	—
Purchase of treasury stock	(255)	—	(352)
Purchase of treasury stock for income tax withholding on stock-based compensation	(17)	(27)	(30)
Payment for future treasury stock under accelerated stock repurchase agreement	(31)	—	—
Other, net	—	35	16
Net cash provided by (used in) financing activities	(782)	477	(728)
Net decrease in cash and cash equivalents	(3)	(94)	(672)
Cash and cash equivalents at beginning of year	154	248	920
Cash and cash equivalents at end of year	$151	$154	$248
Supplemental cash flow information:
Interest paid	$94	$50	$47
Income taxes paid	$309	$452	$488
Noncash investing activities:
Issuance of common stock in acquisition	$—	$1,261	$—
Assets transferred to a subsidiary, net	$—	$15	$—

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Quarterly Data (Unaudited)
(Dollars in millions, except per share amounts)

	For the Fiscal Year Ended September 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,257	$1,415	$1,382	$1,398
Operating income	$336	$396	$631	$635
Net income	$297	$271	$451	$454
Basic earnings per share	$0.52	$0.48	$0.79	$0.80
Diluted earnings per share	$0.52	$0.48	$0.79	$0.80

	For the Fiscal Year Ended September 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$859	$904	$931	$983
Operating income	$353	$358	$394	$361
Net income	$216	$214	$231	$211
Basic earnings per share	$0.41	$0.41	$0.44	$0.40
Diluted earnings per share	$0.41	$0.40	$0.44	$0.39
Quarterly amounts may not sum to fiscal year totals due to rounding.
24. Subsequent Event
Senior Notes — On October 30, 2018, the Company sold, through a public offering, $600 million aggregate principal amount of unsecured variable-rate senior notes due November 1, 2021 (the "2021 Notes") and $400 million aggregate principal amount of unsecured 3.750% senior notes due April 1, 2024 (the "2024 Notes"). The Company intends to use the net proceeds from the issuance of the 2021 Notes and 2024 Notes for general corporate purposes, including to augment liquidity.
The 2021 Notes will bear interest at a variable rate, reset quarterly, equal to three-month LIBOR plus 0.430% per annum, payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2019. Interest on the fixed-rate 2024 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year, beginning on April 1, 2019.
The Company's obligations in respect to the 2021 Notes and the 2024 Notes are not guaranteed by any of its subsidiaries. The Company may redeem the 2024 Notes, in whole or in part, at any time prior to March 2, 2024 at a redemption price equal to the greater of (a) 100% of the principal amount of the notes being redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus 15 basis points, plus accrued and unpaid interest to the date of redemption. The Company may redeem the 2021 Notes and 2024 Notes, in whole or in part, at any time on or after October 2, 2021 and March 2, 2024, respectively, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus, in each case, accrued and unpaid interest to the date of redemption.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2018 based on framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of September 30, 2018, the Company's internal control over financial reporting is effective.
The Company's internal control over financial reporting as of September 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. That opinion appears on the next page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Opinion on Internal Control over Financial Reporting
We have audited TD Ameritrade Holding Corporation's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TD Ameritrade Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated November 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ ERNST & YOUNG LLP
New York, New York
November 16, 2018

Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2018. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2018 (the "Proxy Statement").
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of September 30, 2018, information about compensation plans under which equity securities of the Company are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,286,766	(1)	$27.97	(2)	5,552,799	(3)

(1)	Consists of 503,247 stock options, 2,129,241 restricted stock units, 499,830 performance restricted stock units, and 154,448 deferred stock units outstanding under the Company's stock incentive plans.

(2)	The weighted average exercise price does not take into account awards that have no exercise price, such as restricted stock units and deferred stock units.

(3)
The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the "LTIP") and the 2006 Directors Incentive Plan (the "Directors Plan") authorize the issuance of shares of common stock as well as options. As of September 30, 2018, there were 4,733,256 shares and 819,543 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

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

4.11
Fourth Supplemental Indenture, dated November 1, 2018, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on November 1, 2018)

4.12	Form of 3.750% Senior Notes due 2024 (included in Exhibit 4.11)

4.13	Form of Senior Floating Rate Notes due 2021 (included in Exhibit 4.11)

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

10.12*
Executive Employment Term Sheet, effective as of September 18, 2017, between Peter J. deSilva and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K filed on November 17, 2017)

10.13*
Separation and Release of Claims Agreement, effective November 1, 2017, between J. Thomas Bradley and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K filed on November 17, 2017)

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

10.16*	Form of Performance-Based Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on February 6, 2017)

10.17*	Form of Restricted Stock Unit Agreement for Employees (3 Year Cliff Vesting) (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on August 5, 2016)

10.18*	Form of Restricted Stock Unit Agreement for Employees (3 Year Pro Rata Vesting)

10.19*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company's Proxy Statement filed on January 24, 2007)

10.20*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on August 5, 2016)

10.21*
Amended and Restated Ameritrade Holding Corporation Executive Deferred Compensation Program effective December 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 30, 2005)

10.22*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 24, 2016)

Exhibit No.	Description
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
Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on August 7, 2018)

10.30
Amendment No. 1, dated as of October 24, 2016, to the Insured Deposit Account Agreement by and among TD Bank USA, N.A., TD Bank, N.A., TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., TD Ameritrade Trust Company and solely for purposes of Sections 7(b), 14 and 15(c), The Toronto-Dominion Bank, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on October 28, 2016)

10.31
Registration Rights Agreement, dated as of September 18, 2017, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank, TD Luxembourg International Holdings S.à.r.l., Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 and the other stockholders described therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 18, 2017)

10.32
Stockholders Agreement, dated as of September 18. 2017, by and among TD Ameritrade Holding Corporation and Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on September 18, 2017)

10.33
Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed on September 12, 2005)

10.34
Subscription Agreement, dated as of October 24, 2016, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and TD Luxembourg International Holdings S.à.r.l. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 28, 2016)

10.35
Credit Agreement, dated April 21, 2017, among TD Ameritrade Holding Corporation, the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 21, 2017)

Exhibit No.	Description
10.36
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

10.37
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

10.38
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

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company's quarterly report on Form 10-Q filed February 4, 2011)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Tim Hockey, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated October 30, 2018 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on November 1, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of November, 2018.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ TIM HOCKEY
Tim Hockey
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of November, 2018.

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