Form 10-Q
period 2018-12-31
TD AMERITRADE HOLDING CORP
filed 2019-01-31
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of January 22, 2019, there were 560,363,495 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of December 31, 2018, the related condensed consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three-month periods ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "condensed consolidated interim financial statements").
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated November 16, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ ERNST & YOUNG LLP
New York, New York
January 31, 2019

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	September 30, 2018
	(In millions)
ASSETS
Cash and cash equivalents	$5,117	$2,690
Cash and investments segregated and on deposit for regulatory purposes	3,185	3,185
Receivable from brokers, dealers and clearing organizations	1,398	1,374
Receivable from clients, net	19,439	22,616
Receivable from affiliates	189	151
Other receivables, net	286	304
Securities owned, at fair value	109	156
Investments available-for-sale, at fair value (including $98 million of securities pledged as collateral for repurchase agreements at September 30, 2018)	884	484
Property and equipment at cost, net	797	792
Goodwill	4,227	4,227
Acquired intangible assets, net	1,298	1,329
Other assets	262	212
Total assets	$37,191	$37,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,298	$2,980
Payable to clients	22,099	22,884
Accounts payable and other liabilities	738	896
Payable to affiliates	4	45
Other borrowings	—	96
Long-term debt	3,484	2,439
Deferred income taxes	211	177
Total liabilities	28,834	29,517
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; December 31, 2018 – 561 million shares outstanding; September 30, 2018 – 563 million shares outstanding	7	7
Additional paid-in capital	3,400	3,379
Retained earnings	7,475	7,011
Treasury stock, common, at cost: December 31, 2018 – 109 million shares; September 30, 2018 – 107 million shares	(2,515)	(2,371)
Deferred compensation	4	4
Accumulated other comprehensive loss	(14)	(27)
Total stockholders' equity	8,357	8,003
Total liabilities and stockholders' equity	$37,191	$37,520
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2018	2017
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$537	$440
Asset-based revenues:
Bank deposit account fees	428	381
Net interest revenue	376	276
Investment product fees	143	133
Total asset-based revenues	947	790
Other revenues	32	27
Net revenues	1,516	1,257
Operating expenses:
Employee compensation and benefits	317	415
Clearing and execution costs	49	47
Communications	42	53
Occupancy and equipment costs	68	80
Depreciation and amortization	35	34
Amortization of acquired intangible assets	31	38
Professional services	74	74
Advertising	58	64
Other	46	116
Total operating expenses	720	921
Operating income	796	336
Other expense (income):
Interest on borrowings	32	20
Loss on sale of investments	—	11
Other	(14)	2
Total other expense (income)	18	33
Pre-tax income	778	303
Provision for income taxes	174	6
Net income	$604	$297
Earnings per share — basic	$1.07	$0.52
Earnings per share — diluted	$1.07	$0.52
Weighted average shares outstanding — basic	562	567
Weighted average shares outstanding — diluted	564	569
Dividends declared per share	$0.30	$0.21
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
	2018	2017
	(In millions)
Net income	$604	$297
Other comprehensive income, before tax:
Investments available-for-sale:
Unrealized gain (loss)	16	(4)
Reclassification adjustment for realized loss included in net income	—	11
Net change in investments available-for-sale	16	7
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1
Total other comprehensive income, before tax	17	8
Income tax effect	(4)	(3)
Total other comprehensive income, net of tax	13	5
Comprehensive income	$617	$302
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2017
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, September 30, 2017	567	$7,247	$7	$3,369	$6,011	$(2,116)	$1	$(25)
Net income	—	297	—	—	297	—	—	—
Other comprehensive income, net of tax	—	5	—	—	—	—	—	5
Payment of cash dividends	—	(119)	—	—	(119)	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(8)	—	—	—	(8)	—	—
Common stock issued for stock-based compensation, including tax effects	—	—	—	(6)	—	6	—	—
Deferred compensation	—	1	—	2	—	(1)	—	—
Stock-based compensation	—	10	—	10	—	—	—	—
Balance, December 31, 2017	567	$7,433	$7	$3,375	$6,189	$(2,119)	$1	$(20)

	Three Months Ended December 31, 2018
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
Net income	—	604	—	—	604	—	—	—
Other comprehensive income, net of tax	—	13	—	—	—	—	—	13
Payment of cash dividends	—	(168)	—	—	(168)	—	—	—
Repurchases of common stock	(3)	(114)	—	31	—	(145)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(12)	—	(12)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(8)	—	—	—	(8)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(9)	—	9	—	—
Stock-based compensation	—	11	—	11	—	—	—	—
Adoption of Accounting Standards Update 2014-09 (Note 15)	—	28	—	—	28	—	—	—
Balance, December 31, 2018	561	$8,357	$7	$3,400	$7,475	$(2,515)	$4	$(14)
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2018	2017
	(In millions)
Cash flows from operating activities:
Net income	$604	$297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35	34
Amortization of acquired intangible assets	31	38
Deferred income taxes	25	(13)
Loss on sale of investments	—	11
Stock-based compensation	11	10
Provision for doubtful accounts on client and other receivables	5	—
Other, net	7	5
Changes in operating assets and liabilities:
Investments segregated and on deposit for regulatory purposes	503	278
Receivable from brokers, dealers and clearing organizations	(24)	43
Receivable from clients, net	3,172	(1,428)
Receivable from/payable to affiliates, net	(79)	(101)
Other receivables, net	18	(24)
Securities owned, at fair value	47	(90)
Other assets	(16)	(90)
Payable to brokers, dealers and clearing organizations	(682)	560
Payable to clients	(785)	179
Accounts payable and other liabilities	(110)	(127)
Net cash provided by (used in) operating activities	2,762	(418)
Cash flows from investing activities:
Purchase of property and equipment	(44)	(63)
Proceeds from sale of property and equipment	11	—
Cash paid in business acquisition	—	(12)
Purchase of investments available-for-sale, at fair value	(383)	—
Proceeds from sale of investments available-for-sale, at fair value	—	643
Purchase of other investments	(11)	—
Proceeds from sale of other investments	1	—
Proceeds from sale and maturity of short-term investments	—	65
Net cash provided by (used in) investing activities	(426)	633
Cash flows from financing activities:
Proceeds from issuance of long-term debt	999	—
Payment of debt issuance costs	(7)	—
Net proceeds from secured uncommitted lines of credit	—	50
Net payments on securities sold under agreements to repurchase	(96)	—
Payment of cash dividends	(168)	(119)
Purchase of treasury stock	(114)	—
Purchase of treasury stock for income tax withholding on stock-based compensation	(8)	(8)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(12)	—
Other	—	2
Net cash provided by (used in) financing activities	594	(75)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	2,930	140
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,548	9,760
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$7,478	$9,900
Supplemental cash flow information:
Interest paid	$31	$36
Income taxes paid	$139	$112

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended December 31, 2018 and 2017
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2018.
Recently Adopted Accounting Pronouncements
ASU 2016-18 — On October 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-18, Restricted Cash, using a retrospective transition method to each period presented. This ASU amends the guidance in Accounting Standards Codification ("ASC") Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity is required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity is also required to disclose information regarding the nature of the restrictions. Upon the adoption of this standard, the Company recorded a decrease of $32 million in cash flows from operating activities for the three months ended December 31, 2017 to reflect the reclassification of changes in restricted cash and restricted cash equivalents amounts from the operating section to the beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents amounts within the Condensed Consolidated Statements of Cash Flows. See Note 2 for additional information regarding restricted cash and restricted cash equivalents.
ASU 2016-16 — On October 1, 2018, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU amends the guidance in ASC Topic 740, Income Taxes. The amendments in this ASU are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when the asset is sold to a third party. The adoption of ASU 2016-16 did not have an impact on the Company's condensed consolidated financial statements.
ASU 2014-09 — On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using a modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. The new revenue recognition standard is intended to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.
The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or cash flows, as the satisfaction of performance obligations under the new guidance is materially consistent with the Company's previous revenue recognition policies. However, the adoption of this standard did impact the Company by: (1) requiring the capitalization of sales commissions paid to employees for obtaining new contracts with clients and (2) accounting for revenues from certain contracts on a gross basis when the Company is acting as a principal, as compared to the prior guidance, which allowed for these contracts to be accounted for on a net basis. For additional information on the Company's adoption of the amended guidance, see Note 15, Revenue Recognition. The new guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, net interest revenue was not impacted.

Recently Issued Accounting Pronouncements
ASU 2017-12 — In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will amend the guidance in ASC Topic 815, Derivatives and Hedging. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and to the presentation of hedge results. In addition, the amendments in this ASU make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. All transition requirements and elections under ASU 2017-12 should be applied to hedging relationships existing on the date of adoption, with the effect of the adoption reflected as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. Subsequent to issuing ASU 2017-12, the FASB issued 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, for the purpose of introducing an additional benchmark interest rate for hedge accounting purposes. SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day's trading activity in specified segments of the U.S. Treasury repo market. The subsequently issued ASU has the same effective date and transition requirements as ASU 2017-12. ASU 2017-12 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. The Company is currently assessing the impact this ASU will have on its condensed consolidated financial statements.
ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for the Company's fiscal year beginning October 1, 2020, using a modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact this ASU will have on its condensed consolidated financial statements.
ASU 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in ASC Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee will be required to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference from the previous guidance is that lease assets and liabilities arising from operating leases will be recognized in the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. Subsequent to issuing ASU 2016-02, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2016-02 and providing an additional (optional) transition method with which to adopt the new leases standard. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2016-02. Under ASU 2016-02, an entity may apply the amendments by using one of the following two methods: (1) recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or (2) apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. The Company has not selected a transition method and is currently assessing the impact this ASU will have on its condensed consolidated financial statements, but does not expect the standard to have a material impact on its net income. Upon adoption of ASU 2016-02, the Company expects to recognize right-of-use assets and lease liabilities for its operating leases, with initial measurement as defined by the ASU, in its Condensed Consolidated Balance Sheets.
2. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	December 31, 2018	September 30, 2018
Broker-dealer subsidiaries	$4,058	$2,094
Corporate	848	342
Futures commission merchant and forex dealer member subsidiary	97	89
Trust company subsidiary	92	124
Investment advisory subsidiaries	22	41
Total cash and cash equivalents	$5,117	$2,690

Capital requirements may limit the amount of cash available for dividend from the broker-dealer, futures commission merchant ("FCM")/forex dealer member ("FDM") and trust company subsidiaries to the Parent.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows (dollars in millions):

	December 31, 2018	September 30, 2018
Cash and cash equivalents	$5,117	$2,690
Restricted cash and restricted cash equivalents included in cash and investments segregated and on deposit for regulatory purposes	2,361	1,858
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$7,478	$4,548
Amounts included in restricted cash and restricted cash equivalents consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and other regulations.
3. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	December 31, 2018	September 30, 2018
Cash in demand deposit accounts	$1,546	$956
U.S. government agency mortgage-backed securities	799	1,302
Reverse repurchase agreements (collateralized by U.S. government debt securities)	500	500
U.S. government debt securities	175	200
Cash on deposit with futures commission merchants	140	202
U.S. government debt securities on deposit with futures commission merchant	25	25
Total	$3,185	$3,185
4. Exit Liabilities
As of September 18, 2017, the date the Company completed its acquisition of Scottrade Financial Services, Inc. ("Scottrade"), the Company began to incur costs in connection with actions taken to attain synergies from combining the operations of the Company and Scottrade. These costs, collectively referred to as "acquisition-related exit costs," include severance and other costs associated with consolidating facilities and administrative functions. As of September 30, 2018, substantially all of the acquisition-related exit costs had been incurred.

The following tables summarize activity in the Company's exit liabilities for the three month periods ended December 31, 2018 and 2017, which are included in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets (dollars in millions):

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2018	$21		$48		$69
Costs incurred and charged to expense	2	(1)	(2)	(2)	—
Costs paid or otherwise settled	(15)		(39)		(54)
Balance, December 31, 2018	$8		$7		$15

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2017	$138		$—		$138
Exit liabilities assumed - post closing adjustments	—		9		9
Costs incurred and charged to expense	82	(1)	98	(2)	180
Costs paid or otherwise settled	(20)		(95)		(115)
Balance, December 31, 2017	$200		$12		$212

(1) Costs incurred for severance pay and other employment benefits are included in employee compensation and benefits on the Condensed Consolidated Statements of Income.
(2) Costs incurred for contract termination and other costs are primarily included in other operating expense and professional services on the Condensed Consolidated Statements of Income.
The following table summarizes the cumulative amount of acquisition-related exit costs incurred by the Company related to the Scottrade acquisition as of December 31, 2018 (dollars in millions):

	Severance Pay and Other Employment Benefits	Contract Termination and Other Costs	Total
Exit liabilities assumed in business acquisition	$100	$9	$109
Employee compensation and benefits	267	—	267
Clearing and execution costs	—	1	1
Communications	—	1	1
Occupancy and equipment costs	—	7	7
Professional services	—	30	30
Other operating expense	—	171	171
Other non-operating expense	—	2	2
Total	$367	$221	$588
5. Income Taxes
The Company's effective income tax rate for the three months ended December 31, 2018 and 2017 was 22.4% and 2.0%, respectively. The provision for income taxes for the three months ended December 31, 2018 included $18 million of favorable adjustments related to state income tax matters. This item had a favorable impact on the Company's earnings for the three months ended December 31, 2018 of approximately $0.03 per share. The provision for income taxes for the three months ended December 31, 2017 included an estimated net favorable adjustment of $68 million related to the remeasurement of the Company's deferred income tax balances as it pertained to the Tax Cuts and Jobs Act (the "Act"), a $3 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $6 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. The Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%. These items had a net favorable impact on the Company's earnings for the three months ended December 31, 2017 of approximately $0.14 per share.
6. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

December 31, 2018	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Long-term debt:
Senior Notes:
5.600% Notes due 2019	$500	$(1)	$2	$501
Variable-rate Notes due 2021	600	(3)	—	597
2.950% Notes due 2022	750	(4)	(14)	732
3.75% Notes due 2024	400	(4)	—	396
3.625% Notes due 2025	500	(3)	(5)	492
3.300% Notes due 2027	800	(9)	(25)	766
Total long-term debt	$3,550	$(24)	$(42)	$3,484

September 30, 2018	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$96	$—	$—	$96
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	2	501
2.950% Notes due 2022	750	(4)	(27)	719
3.625% Notes due 2025	500	(3)	(17)	480
3.300% Notes due 2027	800	(9)	(52)	739
Subtotal - Long-term debt	2,550	(17)	(94)	2,439
Total long-term debt and other borrowings	$2,646	$(17)	$(94)	$2,535

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Fiscal year maturities on long-term debt outstanding at December 31, 2018 are as follows (dollars in millions):

2019 Remaining	$—
2020	500
2021	—
2022	1,350
2023	—
Thereafter	1,700
Total	$3,550

Senior Notes — As of December 31, 2018, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). On October 30, 2018, the Company sold, through a public offering, $600 million aggregate principal amount of unsecured variable-rate senior notes due November 1, 2021 (the "2021 Notes") and $400 million aggregate principal amount of unsecured 3.750% senior notes due April 1, 2024 (the "2024 Notes"). The Company intends to use the net proceeds from the issuance of the 2021 Notes and 2024 Notes for general corporate purposes, including to augment liquidity.
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
Lines of Credit — TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on a demand basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having acceptable collateral as determined by each secured uncommitted credit agreement. At December 31, 2018, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of December 31, 2018 and September 30, 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The Company's repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of December 31, 2018. The remaining contractual maturities of the repurchase agreements with outstanding balances as of September 30, 2018 were less than 30 days. The weighted average interest rate on the balances outstanding as of September 30, 2018 was 2.35%. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
Fair Value Hedging — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a vast majority of this exposure, the Company has entered into fixed-for-variable interest rate swaps on each of the 2019 Notes, 2022 Notes, 2025 Notes and 2027 Notes (together, the "Hedged Senior Notes"). Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Hedged Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of December 31, 2018, the weighted average interest rate on the aggregate principal balance of the Senior Notes was 3.27%.
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

	Three Months Ended December 31,
	2018	2017
Gain (loss) on fair value of interest rate swaps	$52	$(24)
Gain (loss) on fair value of hedged fixed-rate debt	(52)	24
Net gain (loss) recorded in interest on borrowings	$—	$—

Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	December 31, 2018	September 30, 2018
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$2	$2
Accounts payable and other liabilities	$(44)	$(96)
The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of December 31, 2018 and September 30, 2018, the pay-variable interest rate swap counterparties had pledged $2 million and $10 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2018 and September 30, 2018, the Company had pledged $50 million and $82 million of collateral, respectively, to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
Intercompany Credit Agreements — The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit. Key information about the committed and/or uncommitted lines of credit is summarized in the following table (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$1,200	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$45	N/A	August 11, 2021

(1) The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under any of the intercompany credit agreements as of December 31, 2018 and September 30, 2018.
7. Capital Requirements
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and the Financial Industry Regulatory Authority ("FINRA"), which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirement may fluctuate on a daily basis. TDAC, the Company's clearing broker-dealer subsidiary, and TD Ameritrade, Inc., an introducing broker-dealer subsidiary of the Company, compute net capital under the alternative method as permitted by Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. In addition, under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than (a) 5% of aggregate debit balances or (b) 120% of its minimum dollar requirement.
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
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
December 31, 2018	$3,040	$446	$2,594	13.64%
September 30, 2018	$2,831	$525	$2,306	10.79%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
December 31, 2018	$192	$0.25	$191
September 30, 2018	$181	$0.25	$181
Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
December 31, 2018	$140	$23	$117
September 30, 2018	$129	$23	$106
The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $41 million and $39 million as of December 31, 2018 and September 30, 2018, respectively, which exceeded the required Tier 1 capital by $22 million and $18 million, respectively.
8. Commitments and Contingencies
Legal and Regulatory Matters
Order Routing Matters — In 2014, five putative class action complaints were filed regarding TD Ameritrade, Inc.'s routing of client orders and one putative class action was filed regarding Scottrade, Inc.'s routing of client orders. Five of the six cases were dismissed and the United States Court of Appeals, 8th Circuit, affirmed the dismissals in those cases that were appealed. The one remaining case is Roderick Ford (replacing Gerald Klein) v. TD Ameritrade Holding Corporation, et al., Case No. 8:14CV396 (U.S. District Court, District of Nebraska). Plaintiff alleges that, when routing client orders to various market centers, defendants did not seek best execution, and instead routed clients' orders to market venues that paid TD Ameritrade, Inc. the most money for order flow. Plaintiff alleges that defendants made misrepresentations and omissions regarding the Company's order routing practices. The complaint asserts claims of violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5. The complaint seeks damages, injunctive relief, and other relief. Plaintiff filed a motion for class certification, which defendants opposed. On July 12, 2018, the Magistrate Judge issued findings and a recommendation that plaintiff's motion for class certification be denied. Plaintiff filed objections to the Magistrate Judge's findings and recommendation, which defendants opposed. On September 14, 2018, the District Judge sustained plaintiff's objections, rejected the Magistrate Judge's recommendation and granted plaintiff's motion for class certification. On September 28, 2018, defendants filed a petition requesting that the U.S. Court of Appeals, 8th Circuit, grant an immediate appeal of the District Court's class certification decision. The Securities Industry and Financial Markets Association and the U.S. Chamber of Commerce filed amicus curiae briefs in support of the petition together with motions for permission to file the briefs. On October 9, 2018, plaintiff filed an opposition to the petition. On December 18, 2018, the U.S. Court of Appeals, 8th Circuit, granted defendants' petition and set a briefing schedule. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of the lawsuit, or the potential loss, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc., TDAC and Scottrade, Inc. have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc., TDAC and Scottrade, Inc. are cooperating with the requests.
Lawsuit regarding Scottrade Acquisition — On April 6, 2017, a stockholder of the Company filed a stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit filed in the Delaware Chancery Court is captioned Vero Beach Police Officers' Retirement Fund, derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al., C.A. No. 2017-0264-JRS. On December 18, 2017, the plaintiff filed an amended complaint. The suit named as defendants TD and the members of the Company's board of directors. It also named the Company as a nominal defendant. The complaint alleged that the Company's acquisition of Scottrade and TD's acquisition of Scottrade Bank were unfair from the perspective of the Company because TD Bank, N.A. acquired Scottrade Bank for an allegedly low price, which in turn caused the Company to pay an allegedly high price to acquire Scottrade. The complaint claimed that the Company's directors and TD, as the Company's alleged controlling stockholder, breached their fiduciary duties to the Company and its stockholders, and that TD aided and abetted the Company directors' breach of fiduciary duty and was unjustly enriched. The complaint sought a declaration that demand on the Company's board was excused as futile and sought corporate governance reforms, damages, interest and fees. On August 9, 2018, the parties submitted to the court for its approval a stipulation of settlement of this action. Under the settlement, TD and an insurer on behalf of the Company's directors agreed to make a settlement payment; plaintiff could apply for an award of attorneys' fees and expenses in an amount not to exceed 20% of the settlement payment; the balance of the settlement payment was to be paid to the Company; and the lawsuit would be dismissed and the claims released. Following a December 3, 2018 hearing, the court issued an order approving the settlement and the award of attorneys' fees and expenses and dismissed the case with prejudice. As a result of the settlement, the Company recorded $14 million in other non-operating income on the Condensed Consolidated Statements of Income for the three months ended December 31, 2018. The Company received the $14 million settlement payment in January 2019.
Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed five non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants: Walter Wurster, et al. v. Deloitte & Touche et al., Case No. 16CV25920 (filed Aug. 11, 2016), Kenneth Pommier, et al. v. Deloitte & Touche et al., Case No. 16CV36439 (filed Nov. 3, 2016), Charles Ramsdell, et al. v. Deloitte & Touche et al., Case No. 16CV40659 (filed Dec. 2, 2016), Charles Layton, et al. v. Deloitte & Touche et al., Case No. 17CV42915 (filed October 2, 2017) and John Cavanagh, et al. v. Deloitte & Touche et al., Case No. 18CV09052 (filed March 7, 2018). FINRA arbitrations have also been filed against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade customers purchased more than $140 million of Aequitas securities; TD Ameritrade served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. On August 1, 2018, the Magistrate Judge in that case issued findings and a recommendation that defendants' motions to dismiss the pending complaint be denied with limited exceptions not applicable to the Company. TD Ameritrade and other defendants filed objections to the Magistrate Judge's findings and recommendation, which plaintiffs opposed. On September 24, 2018, the District Judge issued an opinion and order adopting the Magistrate Judge's findings and recommendation. Discovery is ongoing. In the five non-class action lawsuits, approximately 200 named plaintiffs collectively allege a total of approximately $125 million in losses plus other damages. In the Wurster and Pommier cases, the Court, on TD Ameritrade's motion, dismissed the claims by those plaintiffs who were TD Ameritrade customers, in favor of arbitration. Discovery is ongoing. The Court in the Wurster and Pommier cases denied TD Ameritrade's motion to dismiss the claims by the plaintiffs who were not TD Ameritrade customers. Plaintiffs in the Ramsdell case have filed a second amended complaint in which TD Ameritrade is not named as a defendant. On September 24, 2018, plaintiffs in the Cavanagh case dismissed their claims against TD Ameritrade. On July 17, 2018, plaintiffs in the Ciuffitelli case filed a motion for preliminary approval of an $18.5 million settlement with the defendant Tonkon Torp law firm of the claims against it in all the pending cases. On September 24, 2018, defendants filed a response requesting the Court to defer considering the plaintiffs' motion or to deny it as presented. The Company intends to vigorously defend against this litigation. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.

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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $180 million as of December 31, 2018. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
The Company believes, based on its current knowledge and after consultation with counsel, that the ultimate disposition of these legal and regulatory matters, individually or in the aggregate, is not likely to have a material adverse effect on the financial condition or cash flows of the Company. However, in light of the uncertainties involved in such matters, the Company is unable to predict the timing or the ultimate resolution of these matters, or the potential losses, fines, penalties or equitable relief, if any, that may result, and it is possible that the ultimate resolution of one or more of these matters may be material to the Company's results of operations for a particular reporting period.
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
The Company extends margin credit and leverage to its clients. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. In connection with these activities, the Company also routes client orders for execution and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin-related transactions may expose the Company to credit risk in the event a client's assets are not sufficient to fully cover losses that the client may incur. Leverage involves securing a large potential future obligation with a lesser amount of collateral. The risks associated with margin credit and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. In the event the client fails to satisfy its obligations, the Company has the authority to liquidate certain positions in the client's account(s) at prevailing market prices in order to fulfill the client's obligations. However, during periods of rapid market movements, clients who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. The Company seeks to mitigate the risks associated with its client margin and leverage activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.
The Company contracts with unaffiliated FCM, FDM and broker-dealer entities to clear and execute futures, options on futures and foreign exchange transactions for its clients. This can result in concentrations of credit risk with one or more of these counterparties. This risk is partially mitigated by the counterparties' obligation to comply with rules and regulations governing FCMs, FDMs and broker-dealers in the United States. These rules generally require maintenance of net capital and segregation of client funds and securities. In addition, the Company manages this risk by requiring credit approvals for counterparties and by utilizing account funding and sweep arrangement agreements that generally specify that all client cash in excess of futures funding requirements be transferred back to the clients' securities brokerage accounts at the Company on a daily basis.
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

	December 31, 2018	September 30, 2018
Client margin securities	$26.9	$31.4
Stock borrowings	0.4	0.8
Total collateral available	$27.3	$32.2

Collateral loaned	$2.2	$2.9
Collateral repledged	5.6	6.3
Total collateral loaned or repledged	$7.8	$9.2

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Condensed Consolidated Balance Sheet Classification	December 31, 2018	September 30, 2018
Cash	Receivable from brokers, dealers and clearing organizations	$955	$545
U.S. government debt securities	Securities owned, at fair value	—	50
Total		$955	$595
The Company manages its sweep program through off-balance sheet arrangements with TD and unaffiliated third-party depository financial institutions (together, the "Sweep Program Counterparties"). The sweep program is offered to eligible clients whereby the client's uninvested cash is swept into FDIC-insured (up to specified limits) money market deposit accounts at the Sweep Program Counterparties. The Company earns revenue on client cash at the Sweep Program Counterparties based on the return of floating-rate and fixed-rate notional investments. The Company designates amounts and maturity dates for the fixed-rate notional investments within the sweep program portfolios, subject to certain limitations. In the event the Company instructs the Sweep Program Counterparties to withdraw a fixed-rate notional investment prior to its maturity, the Company may be required to reimburse the Sweep Program Counterparties for any losses incurred as a result of the early withdrawal. In order to mitigate the risk of potential loss due to an early withdrawal of fixed-rate notional investments, the Company maintains a certain level of short-term floating-rate investments within the sweep program portfolios to meet client cash demands. See "Insured Deposit Account Agreement" in Note 13 for a description of the sweep arrangement between the Company and TD.
Guarantees
The Company is a member of and provides guarantees to securities clearinghouses and exchanges in connection with client trading activities. Under related agreements, the Company is generally required to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted to the clearinghouse as collateral. However, the likelihood that the Company would be required to make payments under these agreements is considered remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for these guarantees.
The Company clears its clients' futures and options on futures transactions on an omnibus account basis through unaffiliated FCMs. The Company also contracts with an external provider to facilitate foreign exchange trading for its clients. The Company has agreed to indemnify these unaffiliated FCMs and the external provider for any loss that they may incur from the client transactions introduced to them by the Company.
See "Insured Deposit Account Agreement" in Note 13 for a description of the guarantees included in that agreement.
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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018 (dollars in millions):

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$4,524	$—	$—	$4,524
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	200	—	200
U.S. government agency mortgage-backed securities	—	799	—	799
Subtotal - Investments segregated for regulatory purposes	—	999	—	999
Securities owned:
U.S. government debt securities	—	100	—	100
Other	3	6	—	9
Subtotal - Securities owned	3	106	—	109
Investments available-for-sale:
U.S. government debt securities	—	884	—	884
Other assets:
Pay-variable interest rate swaps(1)	—	2	—	2
U.S. government debt securities	—	1	—	1
Subtotal - Other assets	—	3	—	3
Total assets at fair value	$4,527	$1,992	$—	$6,519
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$44	$—	$44

(1)	See "Fair Value Hedging" in Note 6 for details.

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,373	$—	$—	$2,373
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	225	—	225
U.S. government agency mortgage-backed securities	—	1,302	—	1,302
Subtotal - Investments segregated for regulatory purposes	—	1,527	—	1,527
Securities owned:
U.S. government debt securities	—	149	—	149
Other	1	6	—	7
Subtotal - Securities owned	1	155	—	156
Investments available-for-sale:
U.S. government debt securities	—	484	—	484
Other assets:
Pay-variable interest rate swaps(1)	—	2	—	2
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	3	1	4
Total assets at fair value	$2,374	$2,169	$1	$4,544
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$96	$—	$96

(1)	See "Fair Value Hedging" in Note 6 for details.
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
Long-term debt — As of December 31, 2018, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $3.52 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.48 billion. As of September 30, 2018, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $2.51 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.44 billion.

10. Offsetting Assets and Liabilities
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of December 31, 2018 and September 30, 2018 (dollars in millions):

	December 31, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	389	—	389	(16)	(362)	11
Other assets:
Pay-variable interest rate swaps	2	—	2	(2)	—	—
Total	$891	$—	$891	$(18)	$(862)	$11
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,172	$—	$2,172	$(20)	$(1,890)	$262
Accounts payable and other liabilities:
Pay-variable interest rate swaps	44	—	44	(46)	—	(2)
Total	$2,216	$—	$2,216	$(66)	$(1,890)	$260

	September 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	803	—	803	(41)	(744)	18
Other assets:
Pay-variable interest rate swaps	2	—	2	(2)	—	—
Total	$1,305	$—	$1,305	$(43)	$(1,244)	$18
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,914	$—	$2,914	$(43)	$(2,544)	$327
Securities sold under agreements to repurchase(4)	96	—	96	(96)	—	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	96	—	96	(82)	—	14
Total	$3,106	$—	$3,106	$(221)	$(2,544)	$341

(1)
Included in the gross amounts of deposits paid for securities borrowed is $227 million and $462 million as of December 31, 2018 and September 30, 2018, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.41 billion and $2.01 billion as of December 31, 2018 and September 30, 2018, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	December 31, 2018	September 30, 2018
Deposits received for securities loaned:
Equity securities	$1,643	$2,583
Exchange-traded funds	413	223
Closed-end funds	67	74
Other	49	34
Total	$2,172	$2,914

(4)
The collateral pledged includes available-for-sale U.S. government debt securities at fair value. All of the Company's repurchase agreements have a remaining contractual maturity of less than 90 days and, upon default by either party, may be terminated at the option of the non-defaulting party. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.

(5)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At December 31, 2018 and September 30, 2018, the Company had received total collateral with a fair value of $0.89 billion and $1.30 billion, respectively, and pledged total collateral with a fair value of $1.96 billion and $2.76 billion, respectively.

(7)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.
11. Accumulated Other Comprehensive Loss
The following table presents the net change in fair value recorded for each component of other comprehensive income before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$16	$(4)	$12	$(4)	$1	$(3)
Reclassification adjustment for realized loss included in net income(1)	—	—	—	11	(4)	7
Net change in investments available-for-sale	16	(4)	12	7	(3)	4
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(2)	1	—	1	1	—	1
Net change in cash flow hedging instruments	1	—	1	1	—	1
Other comprehensive income	$17	$(4)	$13	$8	$(3)	$5

(1) The before tax reclassification amount and the related tax effect are included in loss on sale of investments and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

(2)	The before tax reclassification amounts and related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.
The following table presents after-tax changes in each component of accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2018	2017
Investments available-for-sale:
Beginning balance	$(7)	$(5)
Other comprehensive income (loss) before reclassifications	12	(3)
Amounts reclassified from accumulated other comprehensive loss	—	7
Current period change	12	4
Ending balance	$5	$(1)
Cash flow hedging instruments:
Beginning balance	$(20)	$(20)
Amounts reclassified from accumulated other comprehensive loss	1	1
Ending balance	$(19)	$(19)
Total accumulated other comprehensive loss:
Beginning balance	$(27)	$(25)
Current period change	13	5
Ending balance	$(14)	$(20)

12. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three months ended December 31, 2018 and 2017.
13. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal year 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of December 31, 2018. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The current IDA agreement became effective as of January 1, 2013 and had an initial term expiring July 1, 2018. It is automatically renewable for successive five-year terms, provided that it may be terminated by either the Company or the TD Depository Institutions by providing written notice of non-renewal at least two years prior to the initial expiration date or the expiration date of any subsequent renewal period. As of July 1, 2016, notice of non-renewal was not provided by either party; therefore, the IDA agreement was automatically renewed for an additional five-year term on July 1, 2018.
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of December 31, 2018, the IDA portfolio was comprised of approximately 73% fixed-rate notional investments and 27% floating-rate investments.
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
In the event the marketing fee computation results in a negative amount, the Company must pay the TD Depository Institutions the negative amount. This effectively results in the Company guaranteeing the TD Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the likelihood that the marketing fee calculation would result in a negative amount is remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the IDA agreement. In the event the Company withdraws a notional investment prior to its maturity, the Company is required to reimburse the TD Depository Institutions an amount equal to the economic replacement value of the investment, as defined in the IDA agreement. See "General Contingencies" in Note 8 for a discussion of how the Company mitigates the risk of losses due to the early withdrawal of fixed-rate notional investments.
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three months ended December 31,
Description		2018	2017
Insured Deposit Account Agreement	Bank deposit account fees	$402	$344
Order Routing Agreement (1)	Other revenues	6	1
Mutual Fund Agreements	Investment product fees	2	4
Other	Various	13	3
Total revenues		$423	$352

		Expenses to TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three months ended December 31,
Description		2018	2017
Order Routing Agreement (1)	Other expense	$5	N/A
Other	Various	2	2
Total expenses		$7	$2

(1)
Prior to fiscal year 2019, the Company accounted for revenues associated with the Order Routing Agreement between the Company and an affiliate of TD on a net basis through other revenues. Following the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018, the Company began accounting for Order Routing Agreement revenues on a gross basis. The Company adopted the new guidance using the modified retrospective approach, which requires the standard be applied only to the most current period presented; therefore, the prior period has not been adjusted to reflect the current period presentation. See "Recently Adopted Accounting Pronouncements" in Note 1 for additional details regarding the amended guidance.

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	December 31, 2018	September 30, 2018
Assets:
Receivable from affiliates	$189	$151
Other receivables	11	—

Liabilities:
Payable to brokers, dealers and clearing organizations	$60	$47
Payable to affiliates	4	7
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
As of September 30, 2018, payable to affiliates on the Condensed Consolidated Balance Sheet included $38 million of liabilities assumed in connection with the acquisition of Scottrade. These liabilities were settled during the first quarter of fiscal year 2019.
During the quarter ended December 31, 2018, the Company paid approximately $1 million of debt issuance costs to an affiliate of TD in connection with the issuance of the 2021 Notes and 2024 Notes, which is being amortized into interest expense over the terms of the respective 2021 Notes and 2024 Notes.
14. Accelerated Stock Repurchase Agreements
On November 27, 2018, the Company entered into an agreement with an investment bank counterparty to purchase shares of its common stock under an accelerated stock repurchase transaction (the "November 2018 ASR Agreement"). The Company paid $60 million to the counterparty and received an initial delivery of 0.9 million shares of its common stock on November 30, 2018, representing 80% of the potential shares to be repurchased based on the closing stock price of $53.08 on November 27, 2018. Settlement of the transaction is scheduled to occur after the end of an averaging period and is subject to early termination by the counterparty. The averaging period began on November 28, 2018 and will end no later than March 1, 2019. The total number of shares to be repurchased by the Company from the counterparty will be based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount, up to a maximum of 2.3 million shares. If the total number of shares to be repurchased exceeds the number of shares delivered on November 30, 2018, the Company will receive the remaining balance of shares from the investment bank counterparty. If the total number of shares to be repurchased is less than the number of shares delivered on November 30, 2018, the Company has the contractual right to deliver to the investment bank counterparty either shares of its common stock or cash. The Company expects to receive additional shares upon final settlement of the November 2018 ASR Agreement.
In September 2018, the Company entered into an agreement with an investment bank counterparty to purchase $150 million of its common stock under an accelerated stock repurchase transaction (the "September 2018 ASR Agreement"). Pursuant to the terms of the September 2018 ASR Agreement, the Company received an initial delivery of 2.2 million shares of its common stock in September 2018 and received an additional 0.6 million shares upon completion of the agreement in October 2018. The Company ultimately repurchased a total of approximately 2.8 million shares under the September 2018 ASR Agreement at a net weighted average price of $53.13 per share.
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
15. Revenue Recognition
On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), and related ASUs using a modified retrospective approach for all contracts that were not completed as of October 1, 2018. The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheet as of October 1, 2018 for the adoption of ASU 2014-09 were as follows (dollars in millions):

	Balance at September 30, 2018	Adjustments from Adoption of ASU 2014-09	Balance at October 1, 2018
Assets:
Other assets	$212	$37	$249
Liabilities:
Deferred income taxes	177	9	186
Stockholders' equity:
Retained earnings	7,011	28	7,039

The modified retrospective transition method does not require the Company to recast the prior year financial statements; although, ASU 2014-09 requires the Company to provide additional disclosures for the amount by which each financial statement line item is affected by the adoption of the standard. The financial statement line items affected by the adoption of ASU 2014-09 are as follows (dollars in millions):

	As of December 31, 2018
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Assets:
Other assets	$262	$228	$34
Liabilities:
Deferred income taxes	211	203	8
Stockholders' equity:
Retained earnings	7,475	7,449	26

	Three Months Ended December 31, 2018
Condensed Consolidated Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenues:
Other revenues	$32	$20	$12
Operating expenses:
Employee compensation and benefits	317	314	3
Clearing and execution costs	49	45	4
Other	46	38	8
Provision for income taxes	174	175	(1)
Net Income	604	606	(2)
The following table sets forth the disaggregation of the Company's revenue by major source for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2018	2017	% Change
Revenues:
Transaction-based revenues:
Commissions	$364	$313	16%
Order routing revenue	129	98	32%
Other	44	29	52%
Total transaction-based revenues	537	440
Asset-based revenues:
Bank deposit account fees	428	381	12%
Net interest revenue	376	276	36%
Investment product fees	143	133	8%
Total asset-based revenues	947	790
Other revenues	32	27	19%
Net revenues	$1,516	$1,257

The amount of revenue recognized by the Company is measured based on the consideration specified in contracts with its clients. The Company recognizes revenue when a performance obligation is satisfied over time as the services are performed or at a point in time depending on the nature of the services provided as further discussed below.
Transaction-Based Revenues
Transaction-based revenues primarily consists of trading commissions earned on trade execution, net of promotional allowances, and order routing revenue. The primary factors driving the Company's transaction-based revenues are total trades and average commissions per trade. Commission rates are based on rates established by the Company, which vary by type of trade. Transaction-based revenues are earned and recognized at a point in time, on a trade-date basis, as clients execute trades. These trades are generally settled and trading commissions are collected from the Company's clients within one to two business days after the trade date. Order routing revenues are generated from arrangements with market destinations to receive cash payments in exchange for routing trade orders to these firms for execution and are generally collected from the market destinations on a monthly basis. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying condensed consolidated financial statements.
Asset-Based Revenues
Asset-based revenues consists of bank deposit account fees, net interest revenue and investment product fees. The primary factors driving the Company's asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances.
Bank deposit account fees
Bank deposit account fees consists of revenues earned and recognized over time resulting from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept off-balance sheet to FDIC-insured (up to specified limits) accounts with Sweep Program Counterparties participating in the program. These revenues are based on the return of floating-rate and fixed-rate notional investments, less the actual interest paid to clients and other applicable fees. Bank deposit account fees are collected from the Sweep Program Counterparties on a monthly basis. See "Insured Deposit Account Agreement" in Note 13 for a description of the sweep arrangement between the Company and TD.
Net interest revenue
Net interest revenue, which is generated from financial instruments covered by various other areas of GAAP, is not within the scope of ASC 606 and is included in the table above to reconcile to net revenues disclosed within the Condensed Consolidated Statements of Income. Net interest revenue primarily consists of income generated by interest charged to clients on margin balances, net interest revenue from securities borrowed and securities loaned transactions and interest earned on client cash, net of interest paid to clients on their credit balances.
Investment product fees
Investment product fee revenue consists of revenues earned and recorded over time on client assets invested in money market mutual funds, other mutual funds and certain investment programs. Investment product fees also includes fees earned on client assets managed by independent registered investment advisors ("RIAs") utilizing the Company's trading and investing platforms. Investment product fees are collected from clients and RIAs on a monthly or quarterly basis. Primary revenue sources within investment product fees are described below.
The following table presents the significant components of investment product fees for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2018	2017	% Change
Investment product fees:
Investment program fees	$69	$65	6%
Mutual fund service fees	67	58	16%
Other	7	10	(30)%
Total investment product fees	$143	$133
Investment program fees are earned through fees charged to clients enrolled in product offerings which are actively managed by TD Ameritrade Investment Management, LLC, a wholly-owned subsidiary of the Company. These fees are earned over time and are based on contractual rates applied to asset balances held by the Company's clients in these product offerings. Certain program fees are based on quarter-end balances and are collected from clients in advance, at the beginning of each calendar quarter. Revenues collected on a quarterly basis, less refunds for clients ceasing participation in the program, are recognized during the quarter as performance obligations are satisfied. Other program fees are based on average daily asset balances and collected from clients on a monthly basis.
The Company also earns investment program fees through referral and asset-based program fees on its client assets managed by independent RIAs utilizing the Company's platform. These fees are earned based on contractual rates applied to the client's average daily asset balances under management. Referral fees are earned over time and collected from the independent RIAs on a monthly or quarterly basis, as the variable consideration of a transaction price is no longer constrained and the value of consideration can be determined as discussed previously. Asset-based program fees are also earned over time and collected from the independent RIAs on a monthly or quarterly basis.
Mutual fund service fees includes shareholder services fees and Rule 12b-1 service and distribution fees. Shareholder services fees are earned on the Company's client assets invested in money market mutual funds and other mutual funds for record-keeping and administrative services provided to these funds. The Company earns Rule 12b-1 service and distribution fees for marketing and distribution services provided to these funds. The fees earned are based on contractual rates applied to the average daily net asset value of eligible shares of a respective fund held by the Company's clients. Shareholder services fees are earned over time and collected from the funds on a monthly or quarterly basis. Rule 12b-1fees are also earned over time and collected from the funds on a monthly or quarterly basis, as the variable consideration of a transaction price is no longer constrained and the value of consideration can be determined as discussed previously.
Other revenues
Other revenues primarily include proxy income, solicit and tender fees and other fees charged for ancillary services provided by the Company to its clients. In addition, other revenues include fair market value adjustments and gains/losses associated with investments held by the Company's broker-dealer subsidiaries. Other revenues generated from investments is covered by various other areas of GAAP, is not within the scope of ASC 606 and is included in the table above to reconcile to net revenues disclosed within the Condensed Consolidated Statements of Income. Proxy fee income is earned and collected at a point in time when the Company distributes proxy statements to its clients on behalf of a registrant and the revenue is based on the volume of proxies distributed and the rate per unit charged to each registrant. Solicit and tender fees are earned and collected from clients at a point in time when the Company has satisfied its obligation to maintain its client accounts holding securities affected by corporate actions.
Contract balances
The following table presents the opening and closing balances of the Company's receivables from contracts with clients that are within the scope of ASC 606 on the Condensed Consolidated Balance Sheets (dollars in millions):

	Contract Balances
	Receivable from Clients	Receivable from Affiliates	Other Receivables	Total Receivables from Contracts with Clients
Opening balance, October 1, 2018	$16	$7	$115	$138
Closing balance, December 31, 2018	27	7	116	150
Increase	$11	$—	$1	$12
The difference between the opening and closing balances of the Company's receivables from contracts with clients primarily results from the timing difference between the Company's performance and the client's payment. No other significant contract assets or liabilities exist as of December 31, 2018 and October 1, 2018.
Unsatisfied Performance Obligations
The Company does not have any unsatisfied performance obligations subject to a practical expedient election under ASC 606.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2018, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
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
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: economic, social and political conditions and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; difficulties and delays in integrating the Scottrade Financial Services, Inc. ("Scottrade") business or fully realizing cost savings and other benefits from the acquisition; disruptions from the Scottrade acquisition; or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with other acquisitions; and the other risks and uncertainties set forth under Item 1A. – Risk Factors of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2018. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2018, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances; accruals for contingent liabilities; and valuation of guarantees. These areas are discussed in further detail under the heading "Critical Accounting Policies and Estimates" in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2018.
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
Commissions and transaction fees — Revenues earned on trading commissions, order routing revenue and markups on riskless principal transactions in fixed-income securities. Revenues earned on trading commissions includes client trades in common and preferred stock, ETFs, exchange traded notes, closed-end funds, options, futures, foreign exchange, mutual funds and fixed income securities.
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
Liquid assets — Liquid assets is a non-GAAP financial measure that we consider to be an important measure of our liquidity. Liquid assets may be utilized for general corporate purposes and is defined as the sum of (a) corporate cash and cash equivalents, (b) corporate investments, less securities sold under agreements to repurchase, and (c) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Corporate cash and cash equivalents includes cash and cash equivalents from our investment advisory subsidiaries. Liquid assets represents available capital, including any capital from our regulated subsidiaries in excess of established management operational targets. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets, rather than simply including regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined under clause (c) above, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
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
Results of Operations
Conditions in the U.S. equity markets significantly impact the volume of our clients' trading activity. There is a strong relationship between the volume of our clients' trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity increases, we generally expect that it would have a positive impact on our results of operations. If client trading activity declines, we generally expect that it would have a negative impact on our results of operations.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended December 31,
	2018		2017
	$	% of Net Revenues	$	% of Net Revenues
Net income (GAAP)	$604	39.8%	$297	23.6%
Add:
Depreciation and amortization	35	2.3%	34	2.7%
Amortization of acquired intangible assets	31	2.0%	38	3.0%
Interest on borrowings	32	2.1%	20	1.6%
Provision for income taxes	174	11.5%	6	0.5%
EBITDA (non-GAAP)	$876	57.8%	$395	31.4%
Our net income increased 103% for the first quarter of fiscal year 2019 compared to the same period in the prior fiscal year primarily due to an increase in net revenues and a decrease in operating expenses, partially offset by an increase in the effective income tax rate. The effective income tax rate was lower in the same period of the prior fiscal year primarily due to the impact from the enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 122% for the first quarter of fiscal year 2019 compared to the same period in the prior fiscal year primarily due to an increase in net revenues and a decrease in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 106% to $1.07 for the first quarter of fiscal year 2019 compared to $0.52 for the first quarter of the prior fiscal year due to higher net income and a 1% decrease in average diluted shares outstanding as a result of our stock repurchase program.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first quarter of fiscal year 2019, asset-based revenues and transaction-based revenues accounted for 62% and 35% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended December 31,		Increase/ (Decrease)
	2018	2017
Average bank deposit account balances	$114,349	$119,101	$(4,752)
Average interest-earning assets	30,012	31,620	(1,608)
Average spread-based balances	$144,361	$150,721	$(6,360)

Bank deposit account fee revenue	$428	$381	$47
Net interest revenue	376	276	100
Spread-based revenue	$804	$657	$147

Average annualized yield — bank deposit account fees	1.47%	1.25%	0.22%
Average annualized yield — interest-earning assets	4.90%	3.42%	1.48%
Net interest margin (NIM)	2.18%	1.71%	0.47%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended December 31,
	2018	2017
Segregated cash	$15	$28	$(13)
Client margin balances	289	191	98
Securities lending/borrowing, net	54	53	1
Other cash and interest-earning investments	20	6	14
Client credit balances	(2)	(2)	—
Net interest revenue	$376	$276	$100

	Average Balance		% Change
	Three months ended December 31,
	2018	2017
Segregated cash	$2,889	$9,900	(71)%
Client margin balances	22,138	17,553	26%
Securities borrowing	626	1,153	(46)%
Other cash and interest-earning investments	4,359	3,014	45%
Interest-earning assets	$30,012	$31,620	(5)%

Client credit balances	$19,330	$21,407	(10)%
Securities lending	2,716	2,641	3%
Interest-bearing liabilities	$22,046	$24,048	(8)%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended December 31,
	2018	2017
Segregated cash	2.01%	1.09%	0.92%
Client margin balances	5.10%	4.25%	0.85%
Other cash and interest-earning investments	1.83%	0.82%	1.01%
Client credit balances	(0.04)%	(0.03)%	(0.01)%
Net interest revenue	4.90%	3.42%	1.48%
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended December 31,		Increase / (Decrease)
	2018	2017
Average fee-based investment balances	$263,635	$229,951	$33,684
Average annualized yield — investment product fees	0.21%	0.23%	(0.02)%
Investment product fee revenue	$143	$133	$10
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended December 31,		% Change
	2018	2017
Total trades (in millions)	57.53	45.40	27%
Average client trades per day	927,849	726,438	28%
Trading days	62.0	62.5	(1)%
Average commissions per trade	$7.09	$7.54	(6)%
Order routing revenue (in millions)	$129	$98	32%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended December 31,		% Change
	2018	2017
Funded accounts (beginning of period)	11,514,000	11,004,000	5%
Funded accounts (end of period)	11,630,000	11,129,000	5%
Percentage change during period	1%	1%

Client assets (beginning of period, in billions)	$1,297.5	$1,118.5	16%
Client assets (end of period, in billions)	$1,161.6	$1,178.8	(1)%
Percentage change during period	(10)%	5%

Net new assets (in billions)	$31.8	$26.5	20%
Net new assets annualized growth rate	10%	9%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended December 31,		% Change
	2018	2017
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$537	$440	22%
Asset-based revenues:
Bank deposit account fees	428	381	12%
Net interest revenue	376	276	36%
Investment product fees	143	133	8%
Total asset-based revenues	947	790	20%
Other revenues	32	27	19%
Net revenues	1,516	1,257	21%
Operating expenses:
Employee compensation and benefits	317	415	(24)%
Clearing and execution costs	49	47	4%
Communications	42	53	(21)%
Occupancy and equipment costs	68	80	(15)%
Depreciation and amortization	35	34	3%
Amortization of acquired intangible assets	31	38	(18)%
Professional services	74	74	0%
Advertising	58	64	(9)%
Other	46	116	(60)%
Total operating expenses	720	921	(22)%
Operating income	796	336	137%
Other expense (income):
Interest on borrowings	32	20	60%
Loss on sale of investments	—	11	(100)%
Other	(14)	2	N/A
Total other expense (income)	18	33	(45)%
Pre-tax income	778	303	157%
Provision for income taxes	174	6	2,800%
Net income	$604	$297	103%
Other information:
Effective income tax rate	22.4%	2.0%
Average debt outstanding	$3,259	$2,653	23%
Effective interest rate incurred on borrowings	3.92%	3.12%

Three-Month Periods Ended December 31, 2018 and 2017
Net Revenues
Commissions and transaction fees increased 22% to $537 million, primarily due to increased client trading activity, partially offset by lower average commissions per trade for the first quarter of fiscal year 2019 compared to the first quarter of the prior fiscal year. Average client trades per day increased 28% to 927,849 for the first quarter of fiscal year 2019 compared to 726,438 for the first quarter of the prior fiscal year. Order routing revenue increased 32% to $129 million due to higher trading volumes. Average commissions per trade decreased to $7.09 from $7.54, primarily due to a higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry and lower average contracts per trade on options and futures trades.
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, increased 20% to $947 million, primarily due to an increase of 47 basis points in net interest margin to 2.18% and a 26% increase in client margin balances. These increases were partially offset by decreases in average segregated cash and client bank deposit account balances. The increase in net interest margin was primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 100 basis points (to between 2.00% to 2.25%) during fiscal year 2018 and by 25 basis points during the first quarter of fiscal year 2019 (to between 2.25% to 2.50%). The increase in net interest margin was also due to the impact of higher average client margin balances, which earn a larger net interest spread.
Bank deposit account fees increased 12% to $428 million, primarily due to an increase of 22 basis points in the average yield earned on the bank deposit account balances, partially offset by a 4% decrease in average client bank deposit account balances. The average yield earned on bank deposit account balances increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal years 2018 and 2019, as described above, maturities of investments being reinvested at higher rates and the favorable impact from the removal of the FDIC surcharge in October 2018. The FDIC surcharge began in July 2016, when the FDIC announced its final rule to increase the deposit insurance fund to a statutorily required minimum level by imposing a surcharge on quarterly assessments. These increases were partially offset by higher interest rates paid to clients. The decrease in average client bank deposit account balances is primarily due to clients investing in other asset classes. For more information about the IDA agreement, see Note 13 – Related Party Transactions under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue increased 36% to $376 million due to increases in the average yields earned on client margin balances, other cash and interest-earning investments and segregated cash as a result of the federal funds rate increases during fiscal years 2018 and 2019, as described above, and a 26% increase in average client margin balances. These increases were partially offset by a 71% decrease in average segregated cash balances.
Investment product fees increased 8% to $143 million, primarily due to an increase in average yields earned on certain investment products and a 15% increase in average fee-based investment balances. The average yield earned on fee-based investment balances decreased by 2 basis points, as average balance increases were primarily in investment products which earn lower yields.
Other revenues increased 19% to $32 million, primarily due to a $12 million increase in revenue as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018. The amended guidance requires us to account for certain contract revenues on a gross basis when we are acting as a principal, as compared to prior revenue guidance, which allowed for these contracts to be accounted for on a net basis. This increase was partially offset by unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries. For additional information regarding the impacts of the new revenue recognition standard, see Note 15 – Revenue Recognition under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Operating Expenses
Employee compensation and benefits decreased 24% to $317 million, primarily due to $81 million of severance costs related to the Scottrade integration during the first quarter of the prior fiscal year and a corresponding decrease in the average headcount. The average number of full-time equivalent employees decreased to 9,314 for the first quarter of fiscal year 2019 compared to 10,439 for the first quarter of the prior fiscal year.
Communications expense decreased 21% to $42 million, primarily due to decreased costs for quotes and market information.
Occupancy and equipment costs decreased 15% to $68 million, primarily due to decreased costs associated with the integration of the Scottrade business, including decreased expenses attributed to software maintenance, facilities expenses related to leased facilities and equipment repairs and maintenance.
Amortization of acquired intangible assets decreased 18% to $31 million, primarily due to certain acquired intangible assets becoming fully amortized during the prior fiscal year.

Advertising expense decreased 9% to $58 million for the first quarter of fiscal year 2019. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other operating expenses decreased 60% to $46 million, primarily due to the impact of $85 million of costs incurred during the first quarter of the prior fiscal year related to the Scottrade integration, partially offset by an $8 million increase in other expense during the first quarter of fiscal year 2019 as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018. For additional information regarding the impacts of the new revenue recognition standard, see Note 15 – Revenue Recognition under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Other Expense (Income) and Income Taxes
Interest on borrowings increased 60% to $32 million, primarily due to an increase of 80 basis points in the average effective interest rate on our debt and a 23% increase in average debt outstanding. On October 30, 2018, we issued $600 million of variable-rate Senior Notes due November 1, 2021 and $400 million of 3.75% Senior Notes due April 1, 2024, for general corporate purposes, including to augment liquidity.
Other non-operating income for the first quarter of fiscal year 2019 consists of a $14 million favorable legal settlement.
Our effective income tax rate was 22.4% for the first quarter of fiscal year 2019, compared to 2.0% for the first quarter of the prior fiscal year. The effective income tax rate for the first quarter of fiscal year 2019 included $18 million of favorable adjustments related to state income tax matters. This item had a favorable impact on our earnings for the first quarter of fiscal year 2019 of approximately $0.03 per share. The effective rate for the first quarter of the prior fiscal year included an estimated net favorable adjustment of $68 million related to the remeasurement of our deferred income tax balances as it pertained to the Tax Cuts and Jobs Act, a $3 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $6 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate for the first quarter of the prior fiscal year was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. The Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%. These items had a net favorable impact on our earnings for the first quarter of the prior fiscal year of approximately $0.14 per share. We estimate our effective income tax rate to be approximately 25% for the remainder of fiscal year 2019, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Liquidity and Capital Resources
We have established liquidity and capital policies to support the successful execution of business strategies to meet operational needs and to satisfy applicable regulatory requirements under both normal and modeled stressed conditions. Our liquidity management policies are designed to mitigate the potential risk that we may be unable to meet current and future cash flow needs. Management of our liquidity is accomplished by (1) daily monitoring of our cash flow needs at TD Ameritrade Holding Corporation (the "Parent"), and its operating subsidiaries, and (2) performing periodic liquidity stress testing related to market and company-specific liquidity stress events in order to identify and plan for liquidity risk exposures.
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal year 2019 were financed primarily from our subsidiaries' earnings, cash on hand and short-term borrowings. We plan to finance both our ordinary capital and liquidity needs during the remainder of fiscal year 2019 primarily from our subsidiaries' earnings, cash on hand and borrowings.
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

During fiscal year 2019, we plan to return between 30% to 40% of our non-GAAP net income to our stockholders through cash dividends and up to an additional 40% through share repurchases. We returned $313 million, or approximately 50% of net income excluding amortization of intangible assets and acquisition-related expenses, to our stockholders during the first quarter of fiscal year 2019 through cash dividends and our stock repurchase program. For more information about our dividends and stock repurchases, see "Cash Dividends" and "Stock Repurchase Program" later in this section.
On October 30, 2018, the Company sold, through a public offering, $600 million aggregate principal amount of unsecured variable-rate senior notes due November 1, 2021 (the "2021 Notes") and $400 million aggregate principal amount of unsecured 3.750% senior notes due April 1, 2024 (the "2024 Notes"). We intend to use the net proceeds from the issuance of the 2021 Notes and the 2024 Notes for general corporate purposes, including to augment liquidity. For additional details, see Note 6 - Long-term Debt and Other Borrowings under Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity. Liquidity could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $1,245 million and uncommitted facilities of $600 million under the Parent's intercompany credit agreements were available to its primary broker-dealer and FCM/FDM subsidiaries as of December 31, 2018. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of December 31, 2018 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$3,040	$1,115	$1,925
TD Ameritrade, Inc.	$192	$0.3	$191

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$140	$25	$115
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

	December 31, 2018	September 30, 2018
TD Ameritrade Clearing, Inc.	$945	$585
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
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	December 31, 2018	September 30, 2018
TD Ameritrade Clearing, Inc.	$21.8	$22.5
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 are summarized in the following table (dollars in billions):

	December 31, 2018	September 30, 2018
TD Ameritrade Clearing, Inc.	$2.9	$2.9
For general liquidity needs, TDAC currently maintains two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion. TDAC also utilizes secured uncommitted lines of credit for short-term liquidity needs. These facilities are described under "Long-term Debt and Other Borrowings" later in this section.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the Parent. The Parent's intercompany credit agreements with TDAC provides for a committed revolving loan facility of $1,200 million and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under "Long-Term Debt and Other Borrowings – Intercompany Credit Agreements" later in this section.
Liquid Assets
Liquid assets is a non-GAAP financial measure that we consider to be an important measure of our liquidity. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets, rather than simply including the regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined below, is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
Liquid assets may be utilized for general corporate purposes and is defined as the sum of (a) corporate cash and cash equivalents, (b) corporate investments, less securities sold under agreements to repurchase, and (c) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Corporate cash and cash equivalents includes cash and cash equivalents from our investment advisory subsidiaries. Liquid assets is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require.

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	Dec. 31,	Sept. 30,
	2018	2018	Change
Cash and cash equivalents (GAAP)	$5,117	$2,690	$2,427
Less: Non-corporate cash and cash equivalents	(4,247)	(2,307)	(1,940)
Corporate cash and cash equivalents	870	383	487
Corporate investments	884	386	498
Excess regulatory net capital over management targets	862	296	566
Liquid assets (non-GAAP)	$2,616	$1,065	$1,551
The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2018	$1,065
Plus: Proceeds from issuance of long-term debt	999
EBITDA(1)	876
Other changes in working capital and regulatory net capital	262
Net decrease in cash collateral pledged to interest rate swap counterparties	24
Proceeds from sale of property and equipment	11
Change in net capital related to daily futures client cash sweep	8
Proceeds from sale of other investments	1
Less: Payment of cash dividends	(168)
Income taxes paid	(139)
Purchase of treasury stock	(114)
Net payments on securities sold under agreements to repurchase	(96)
Purchase of property and equipment	(44)
Interest paid	(31)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(12)
Purchase of other investments	(11)
Purchase of treasury stock for income tax withholding on stock-based compensation	(8)
Payment of debt issuance costs	(7)
Liquid assets as of December 31, 2018	$2,616

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 6 – Long-term Debt and Other Borrowings under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Senior Notes — As of December 31, 2018, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2019 Notes	November 25, 2009	December 1, 2019	$500	5.600%
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2024 Notes	October 30, 2018	April 1, 2024	$400	3.750%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%

Fair Value Hedging — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a vast majority of this exposure, we entered into fixed-for-variable interest rate swaps on each of the 2019 Notes, 2022 Notes, 2025 Notes and 2027 Notes ( together, the "Hedged Senior Notes"). Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Hedged Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of December 31, 2018, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 3.27%.
Lines of Credit — TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on a demand basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having acceptable collateral as determined by each secured uncommitted credit agreement. At December 31, 2018, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of December 31, 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. Our repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of December 31, 2018.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of December 31, 2018.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 16, 2019, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of December 31, 2018.
Intercompany Credit Agreements — The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit. Key information about the committed and/or uncommitted lines of credit is summarized in the following table (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$1,200	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$45	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There are no borrowings outstanding under the intercompany credit agreements as of December 31, 2018.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first quarter of fiscal year 2019, we repurchased approximately 2.9 million shares at a weighted average purchase price of $50.72 per share. From the inception of this stock repurchase authorization through December 31, 2018 we have repurchased approximately 11.5 million shares at a weighted average purchase price of $45.16 per share. As of December 31, 2018, we had approximately 18.5 million shares remaining under this stock repurchase authorization.

Cash Dividends
We declared a $0.30 per share quarterly cash dividend on our common stock during each of the first two quarters of fiscal year 2019. We paid $168 million in cash dividends during the first quarter of fiscal year 2019. We will pay the second quarter dividend on February 19, 2019 to all shareholders of record as of February 5, 2019.
Contractual Obligations
There have been no material changes in our contractual obligations outside the ordinary course of business since September 30, 2018.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 8 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 13 – Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (28% of our net revenues for the first quarter of fiscal year 2019). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of December 31, 2018, our consolidated duration was 1.8 years. We have an Asset/Liability Committee serve as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2018 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $165 million to $225 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $145 million to $205 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2018. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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

Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A— "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2018, which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2018.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2018 – October 31, 2018	889,269	$50.80	885,123	20,505,536
November 1, 2018 – November 30, 2018	1,115,778	$52.37	1,027,995	19,477,541
December 1, 2018 – December 31, 2018	1,020,646	$48.78	948,855	18,528,686
Total – Three months ended December 31, 2018	3,025,693	$50.69	2,861,973	18,528,686
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the first quarter of fiscal year 2019.
During the quarter ended December 31, 2018, 163,720 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

4.12	Form of 3.750% Senior Notes due 2024 (included in Exhibit 4.11)

4.13	Form of Senior Floating Rate Notes due 2021 (included in Exhibit 4.11)

10.1	Amended and Restated TD Ameritrade Holding Corporation Executive Deferred Compensation Program effective November 13, 2008

10.2	Scottrade Appreciation Right Award Agreement Letter, dated September 29, 2016, between Peter J. deSilva and Scottrade Financial Services, Inc.

10.3	Scottrade Appreciation Right Award, dated January 1, 2016, between Peter J. deSilva and Scottrade Financial Services, Inc. and its Affiliates

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Tim Hockey, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Company press release announcing pricing of $400 million Senior Notes and $600 million Senior Floating Rate Notes offering, dated October 30, 2018 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on November 1, 2018)

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
Dated: January 31, 2019

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)