Form 10-Q
period 2019-03-31
TD AMERITRADE HOLDING CORP
filed 2019-04-29
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2019
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
Yes  ☐    No  ☒
As of April 22, 2019, there were 553,304,437 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income and stockholders' equity for the three-month and six-month periods ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ ERNST & YOUNG LLP
New York, New York
April 29, 2019

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	September 30, 2018
	(In millions)
ASSETS
Cash and cash equivalents	$2,674	$2,690
Cash and investments segregated and on deposit for regulatory purposes	5,580	3,185
Receivable from brokers, dealers and clearing organizations	1,626	1,374
Receivable from clients, net	20,778	22,616
Receivable from affiliates	133	151
Other receivables, net	253	304
Securities owned, at fair value	159	156
Investments available-for-sale, at fair value (including $98 million of securities pledged as collateral for repurchase agreements at September 30, 2018)	894	484
Property and equipment at cost, net	812	792
Goodwill	4,227	4,227
Acquired intangible assets, net	1,267	1,329
Other assets	276	212
Total assets	$38,679	$37,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,473	$2,980
Payable to clients	23,240	22,884
Accounts payable and other liabilities	904	896
Payable to affiliates	4	45
Other borrowings	—	96
Long-term debt	3,520	2,439
Deferred income taxes	215	177
Total liabilities	30,356	29,517
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; March 31, 2019 – 554 million shares outstanding; September 30, 2018 – 563 million shares outstanding	7	7
Additional paid-in capital	3,345	3,379
Retained earnings	7,805	7,011
Treasury stock, common, at cost: March 31, 2019 – 116 million shares; September 30, 2018 – 107 million shares	(2,832)	(2,371)
Deferred compensation	4	4
Accumulated other comprehensive loss	(6)	(27)
Total stockholders' equity	8,323	8,003
Total liabilities and stockholders' equity	$38,679	$37,520
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$487	$556	$1,024	$996
Asset-based revenues:
Bank deposit account fees	430	381	858	762
Net interest revenue	362	308	737	585
Investment product fees	137	141	280	274
Total asset-based revenues	929	830	1,875	1,621
Other revenues	35	29	68	55
Net revenues	1,451	1,415	2,967	2,672
Operating expenses:
Employee compensation and benefits	340	461	657	875
Clearing and execution costs	53	56	102	103
Communications	38	46	80	99
Occupancy and equipment costs	65	79	133	160
Depreciation and amortization	36	35	71	69
Amortization of acquired intangible assets	31	37	62	75
Professional services	74	86	147	160
Advertising	74	90	132	154
Other	35	129	81	245
Total operating expenses	746	1,019	1,465	1,940
Operating income	705	396	1,502	732
Other expense (income):
Interest on borrowings	37	24	70	44
Loss on sale of investments	—	—	—	11
Other	—	—	(14)	2
Total other expense (income)	37	24	56	57
Pre-tax income	668	372	1,446	675
Provision for income taxes	169	101	343	107
Net income	$499	$271	$1,103	$568
Earnings per share — basic	$0.89	$0.48	$1.97	$1.00
Earnings per share — diluted	$0.89	$0.48	$1.96	$1.00
Weighted average shares outstanding — basic	560	567	561	567
Weighted average shares outstanding — diluted	562	570	563	569
Dividends declared per share	$0.30	$0.21	$0.60	$0.42
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Net income	$499	$271	$1,103	$568
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized gain (loss)	9	(2)	25	(6)
Reclassification adjustment for realized loss included in net income	—	—	—	11
Net change in investments available-for-sale	9	(2)	25	5
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1	2	2
Total other comprehensive income (loss), before tax	10	(1)	27	7
Income tax effect	(2)	—	(6)	(3)
Total other comprehensive income (loss), net of tax	8	(1)	21	4
Comprehensive income	$507	$270	$1,124	$572
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, December 31, 2018	561	$8,357	$7	$3,400	$7,475	$(2,515)	$4	$(14)
Net income	—	499	—	—	499	—	—	—
Other comprehensive income, net of tax	—	8	—	—	—	—	—	8
Payment of cash dividends	—	(169)	—	—	(169)	—	—	—
Repurchases of common stock	(7)	(317)	—	—	—	(317)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(62)	—	(62)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(4)	—	—	—	(4)	—	—
Common stock issued for stock-based compensation, including tax effects	—	—	—	(4)	—	4	—	—
Stock-based compensation	—	11	—	11	—	—	—	—
Balance, March 31, 2019	554	$8,323	$7	$3,345	$7,805	$(2,832)	$4	$(6)

	Three Months Ended March 31, 2018
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, December 31, 2017	567	$7,433	$7	$3,375	$6,189	$(2,119)	$1	$(20)
Net income	—	271	—	—	271	—	—	—
Other comprehensive loss, net of tax	—	(1)	—	—	—	—	—	(1)
Payment of cash dividends	—	(119)	—	—	(119)	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(5)	—	—	—	(5)	—	—
Common stock issued for stock-based compensation, including tax effects	—	—	—	(3)	—	3	—	—
Deferred compensation	—	—	—	(1)	—	1	—	—
Stock-based compensation	—	16	—	16	—	—	—	—
Balance, March 31, 2018	567	$7,595	$7	$3,387	$6,341	$(2,120)	$1	$(21)
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY – (Continued)
(Unaudited)

	Six Months Ended March 31, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
Net income	—	1,103	—	—	1,103	—	—	—
Other comprehensive income, net of tax	—	21	—	—	—	—	—	21
Payment of cash dividends	—	(337)	—	—	(337)	—	—	—
Repurchases of common stock	(10)	(431)	—	31	—	(462)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(74)	—	(74)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(12)	—	—	—	(12)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(13)	—	13	—	—
Stock-based compensation	—	22	—	22	—	—	—	—
Adoption of Accounting Standards Update 2014-09 (Note 15)	—	28	—	—	28	—	—	—
Balance, March 31, 2019	554	$8,323	$7	$3,345	$7,805	$(2,832)	$4	$(6)

	Six Months Ended March 31, 2018
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, September 30, 2017	567	$7,247	$7	$3,369	$6,011	$(2,116)	$1	$(25)
Net income	—	568	—	—	568	—	—	—
Other comprehensive income, net of tax	—	4	—	—	—	—	—	4
Payment of cash dividends	—	(238)	—	—	(238)	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(13)	—	—	—	(13)	—	—
Common stock issued for stock-based compensation, including tax effects	—	—	—	(9)	—	9	—	—
Deferred compensation	—	1	—	1	—	—	—	—
Stock-based compensation	—	26	—	26	—	—	—	—
Balance, March 31, 2018	567	$7,595	$7	$3,387	$6,341	$(2,120)	$1	$(21)
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2019	2018
	(In millions)
Cash flows from operating activities:
Net income	$1,103	$568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71	69
Amortization of acquired intangible assets	62	75
Deferred income taxes	27	(63)
Loss on sale of investments	—	11
Stock-based compensation	22	26
Provision for doubtful accounts on client and other receivables	7	65
Other, net	11	8
Changes in operating assets and liabilities:
Investments segregated and on deposit for regulatory purposes	524	699
Receivable from brokers, dealers and clearing organizations	(252)	(61)
Receivable from clients, net	1,831	(3,739)
Receivable from/payable to affiliates, net	(23)	(104)
Other receivables, net	51	(107)
Securities owned, at fair value	(3)	90
Other assets	(27)	(21)
Payable to brokers, dealers and clearing organizations	(507)	589
Payable to clients	356	(1,259)
Accounts payable and other liabilities	82	8
Net cash provided by (used in) operating activities	3,335	(3,146)
Cash flows from investing activities:
Purchase of property and equipment	(92)	(119)
Proceeds from sale of property and equipment	11	—
Cash paid in business acquisition	—	(4)
Purchase of investments available-for-sale, at fair value	(383)	(392)
Proceeds from sale of investments available-for-sale, at fair value	—	643
Purchase of other investments	(11)	—
Proceeds from sale of other investments	1	—
Proceeds from sale and maturity of short-term investments	—	65
Net cash provided by (used in) investing activities	(474)	193
Cash flows from financing activities:
Proceeds from issuance of long-term debt	999	—
Payment of debt issuance costs	(7)	(2)
Net proceeds from secured uncommitted lines of credit	—	125
Net proceeds from (payments on) securities sold under agreements to repurchase	(96)	96
Proceeds from senior revolving credit facilities	600	2,050
Principal payments on senior revolving credit facilities	(600)	(2,050)
Payment of cash dividends	(337)	(238)
Purchase of treasury stock	(431)	—
Purchase of treasury stock for income tax withholding on stock-based compensation	(12)	(13)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(74)	—
Other	—	2
Net cash provided by (used in) financing activities	42	(30)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	2,903	(2,983)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,548	9,760
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$7,451	$6,777
Supplemental cash flow information:
Interest paid	$67	$60
Income taxes paid	$147	$119

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Six Month Periods Ended March 31, 2019 and 2018
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
Recently Adopted Accounting Pronouncements
ASU 2016-18 — On October 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-18, Restricted Cash, using a retrospective transition method to each period presented. This ASU amends the guidance in Accounting Standards Codification ("ASC") Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity is required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity is also required to disclose information regarding the nature of the restrictions. Under the retrospective transition method, the Company recorded a decrease of $2.9 billion in cash flows from operating activities for the six months ended March 31, 2018 to reflect the reclassification of changes in restricted cash and restricted cash equivalents amounts from the operating section to the beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents amounts within the Condensed Consolidated Statements of Cash Flows. See Note 2 for additional information regarding restricted cash and restricted cash equivalents.
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

Recently Issued Accounting Pronouncements
ASU 2017-12 — In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will amend the guidance in ASC Topic 815, Derivatives and Hedging. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and to the presentation of hedge results. In addition, the amendments in this ASU make certain targeted improvements that are intended to simplify the application of the hedge accounting guidance in current GAAP. All transition requirements and elections under ASU 2017-12 should be applied to hedging relationships existing on the date of adoption, with the effect of the adoption reflected as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. Subsequent to issuing ASU 2017-12, the FASB issued 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, for the purpose of introducing an additional benchmark interest rate for hedge accounting purposes. SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day's trading activity in specified segments of the U.S. Treasury repo market. The subsequently issued ASU has the same effective date and transition requirements as ASU 2017-12. ASU 2017-12 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. The Company is currently assessing the impact this ASU will have on its condensed consolidated financial statements.
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
ASU 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in ASC Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee will be required to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference between the previous guidance and the new guidance is that lease assets and liabilities arising from operating leases will be recognized in the balance sheet under the new guidance. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. Subsequent to issuing ASU 2016-02, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2016-02 and providing an additional (optional) transition method with which to adopt the new leases standard. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2016-02. Under ASU 2016-02, an entity may apply the amendments by using one of the following two methods: (1) recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or (2) apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. The Company has not selected a transition method and is currently assessing the impact this ASU will have on its condensed consolidated financial statements, but does not expect the standard to have a material impact on its net income. Upon adoption of ASU 2016-02, the Company expects to recognize right-of-use assets and lease liabilities for its operating leases, with initial measurement, as defined by the ASU, in its Condensed Consolidated Balance Sheets.
2. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	March 31, 2019	September 30, 2018
Broker-dealer subsidiaries	$1,778	$2,094
Corporate	640	342
Trust company subsidiary	132	124
Futures commission merchant and forex dealer member subsidiary	110	89
Investment advisory subsidiaries	14	41
Total cash and cash equivalents	$2,674	$2,690

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows (dollars in millions):

	March 31, 2019	September 30, 2018
Cash and cash equivalents	$2,674	$2,690
Restricted cash and restricted cash equivalents included in cash and investments segregated and on deposit for regulatory purposes	4,777	1,858
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$7,451	$4,548

Amounts included in restricted cash and restricted cash equivalents consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and other regulations.
3. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	March 31, 2019	September 30, 2018
Cash in demand deposit accounts	$2,387	$956
U.S. government debt securities	1,748	200
U.S. government agency mortgage-backed securities	778	1,302
Reverse repurchase agreements (collateralized by U.S. government debt securities)	500	500
Cash on deposit with futures commission merchants	142	202
U.S. government debt securities on deposit with futures commission merchant	25	25
Total	$5,580	$3,185

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

The following tables summarize activity in the Company's exit liabilities for the three and six month periods ended March 31, 2019 and 2018, which are included in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets (dollars in millions):

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs	Total
Balance, December 31, 2018	$8		$7	$15
Costs incurred and charged to expense	2	(1)	—	2
Costs paid or otherwise settled	(5)		(4)	(9)
Balance, March 31, 2019	$5		$3	$8

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, December 31, 2017	$200		$12		$212
Costs incurred and charged to expense	96	(1)	63	(2)	159
Costs paid or otherwise settled	(183)		(37)		(220)
Balance, March 31, 2018	$113		$38		$151

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2018	$21		$48		$69
Costs incurred and charged to expense	4	(1)	(2)	(2)	2
Costs paid or otherwise settled	(20)		(43)		(63)
Balance, March 31, 2019	$5		$3		$8

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2017	$138		$—		$138
Exit liabilities assumed - post closing adjustments	—		9		9
Costs incurred and charged to expense	178	(1)	161	(2)	339
Costs paid or otherwise settled	(203)		(132)		(335)
Balance, March 31, 2018	$113		$38		$151

(1) Costs incurred for severance pay and other employment benefits are included in employee compensation and benefits on the Condensed Consolidated Statements of Income.
(2) Costs incurred for contract termination and other costs are primarily included in other operating expense and professional services on the Condensed Consolidated Statements of Income.

The following table summarizes the cumulative amount of acquisition-related exit costs incurred by the Company related to the Scottrade acquisition as of March 31, 2019 (dollars in millions):

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

5. Income Taxes
The Company's effective income tax rate for the six months ended March 31, 2019 and 2018 was 23.7% and 15.9%, respectively. The provision for income taxes for the six months ended March 31, 2019 included $18 million of favorable adjustments related to state income tax matters and a $3 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on the Company's earnings for the six months ended March 31, 2019 of approximately $0.04 per share. The provision for income taxes for the six months ended March 31, 2018 included a net favorable adjustment of $68 million related to the remeasurement of the Company's deferred income tax balances as it pertained to the Tax Cuts and Jobs Act (the "Act"), a $4 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $12 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. The Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%. These items had a net favorable impact on the Company's earnings for the six months ended March 31, 2018 of approximately $0.15 per share.
6. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

March 31, 2019	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Long-term debt:
Senior Notes:
5.600% Notes due 2019	$500	$—	$2	$502
Variable-rate Notes due 2021	600	(3)	—	597
2.950% Notes due 2022	750	(3)	(8)	739
3.75% Notes due 2024	400	(4)	—	396
3.625% Notes due 2025	500	(3)	5	502
3.300% Notes due 2027	800	(9)	(7)	784
Total long-term debt	$3,550	$(22)	$(8)	$3,520

September 30, 2018	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$96	$—	$—	$96
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	2	501
2.950% Notes due 2022	750	(4)	(27)	719
3.625% Notes due 2025	500	(3)	(17)	480
3.300% Notes due 2027	800	(9)	(52)	739
Subtotal - Long-term debt	2,550	(17)	(94)	2,439
Total long-term debt and other borrowings	$2,646	$(17)	$(94)	$2,535

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Fiscal year maturities on long-term debt outstanding at March 31, 2019 are as follows (dollars in millions):

2019 Remaining	$—
2020	500
2021	—
2022	1,350
2023	—
Thereafter	1,700
Total	$3,550

Senior Notes — As of March 31, 2019, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). On October 30, 2018, the Company sold, through a public offering, $600 million aggregate principal amount of unsecured variable-rate senior notes due November 1, 2021 (the "2021 Notes") and $400 million aggregate principal amount of unsecured 3.750% senior notes due April 1, 2024 (the "2024 Notes"). The Company intends to use the net proceeds from the issuance of the 2021 Notes and 2024 Notes for general corporate purposes, including to augment liquidity.
The 2021 Notes bear interest at a variable rate, which resets quarterly and is equal to three-month LIBOR plus 0.430% per annum, payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2019. Interest on the fixed-rate 2024 Notes will be payable in arrears semi-annually on April 1 and October 1 of each year, beginning on April 1, 2019.
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
Lines of Credit — TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At March 31, 2019, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of March 31, 2019 and September 30, 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The Company's repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of March 31, 2019. The remaining contractual maturities of the repurchase agreements with outstanding balances as of September 30, 2018 were less than 30 days. The weighted average interest rate on the balances outstanding as of September 30, 2018 was 2.35%. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of March 31, 2019, the weighted average interest rate on the aggregate principal balance of the Senior Notes was 3.86%.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Gain (loss) on fair value of interest rate swaps	$34	$(55)	$86	$(79)
Gain (loss) on fair value of hedged fixed-rate debt	(34)	55	(86)	79
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2019	September 30, 2018
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$7	$2
Accounts payable and other liabilities	$(15)	$(96)

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of March 31, 2019 and September 30, 2018, the pay-variable interest rate swap counterparties had pledged $20 million and $10 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and September 30, 2018, the Company had pledged $2 million and $82 million of collateral, respectively, to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of March 31, 2019 and September 30, 2018. As of March 31, 2019, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
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
The applicable interest rate under each of the TDAC Revolving Facilities is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (b) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.07% to 0.175% and from 0.06% to 0.125% on any unused amounts of the $600 Million Revolving Facility and the $850 Million Revolving Facility, respectively, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facilities as of March 31, 2019 and September 30, 2018. As of March 31, 2019, the interest rate margin under the TDAC Revolving Facilities would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. As of March 31, 2019, the commitment fees under the $600 Million Revolving Facility and the $850 Million Revolving Facility were 0.10% and 0.08%, respectively, each determined by reference to the Company's public debt ratings.
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
There were no borrowings outstanding under any of the intercompany credit agreements as of March 31, 2019 and September 30, 2018.
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
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2019	$3,280	$470	$2,810	13.97%
September 30, 2018	$2,831	$525	$2,306	10.79%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
March 31, 2019	$269	$0.25	$268
September 30, 2018	$181	$0.25	$181

Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
March 31, 2019	$146	$23	$123
September 30, 2018	$129	$23	$106

The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $43 million and $39 million as of March 31, 2019 and September 30, 2018, respectively, which exceeded the required Tier 1 capital by $22 million and $18 million, respectively.
8. Commitments and Contingencies
Legal and Regulatory Matters
Order Routing Matters — In 2014, five putative class action complaints were filed regarding TD Ameritrade, Inc.'s routing of client orders and one putative class action was filed regarding Scottrade, Inc.'s routing of client orders. Five of the six cases were dismissed and the United States Court of Appeals, 8th Circuit, affirmed the dismissals in those cases that were appealed. The one remaining case is Roderick Ford (replacing Gerald Klein) v. TD Ameritrade Holding Corporation, et al., Case No. 8:14CV396 (U.S. District Court, District of Nebraska). In the remaining case, plaintiff alleges that, when routing client orders to various market centers, defendants did not seek best execution, and instead routed clients' orders to market venues that paid TD Ameritrade, Inc. the most money for order flow. Plaintiff alleges that defendants made misrepresentations and omissions regarding the Company's order routing practices. The complaint asserts claims of violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5. The complaint seeks damages, injunctive relief, and other relief. Plaintiff filed a motion for class certification, which defendants opposed. On July 12, 2018, the Magistrate Judge issued findings and a recommendation that plaintiff's motion for class certification be denied. Plaintiff filed objections to the Magistrate Judge's findings and recommendation, which defendants opposed. On September 14, 2018, the District Judge sustained plaintiff's objections, rejected the Magistrate Judge's recommendation and granted plaintiff's motion for class certification. On September 28, 2018, defendants filed a petition requesting that the U.S. Court of Appeals, 8th Circuit, grant an immediate appeal of the District Court's class certification decision. The U.S. Court of Appeals, 8th Circuit, granted defendants' petition on December 18, 2018. Briefing on the appeal is underway. The Securities Industry and Financial Markets Association and the U.S. Chamber of Commerce have filed amicus curiae briefs in support of the Company's appeal. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of the lawsuit, or the potential loss, if any, that may result.
Certain regulatory authorities are conducting examinations and investigations regarding the routing of client orders. TD Ameritrade, Inc., TDAC and Scottrade, Inc. have received requests for documents and information from the regulatory authorities. TD Ameritrade, Inc., TDAC and Scottrade, Inc. are cooperating with the requests.
Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants: Walter Wurster, et al. v. Deloitte & Touche et al., Case No. 16CV25920 (filed Aug. 11, 2016), Kenneth Pommier, et al. v. Deloitte & Touche et al., Case No. 16CV36439 (filed Nov. 3, 2016), Charles Ramsdell, et al. v. Deloitte & Touche et al., Case No. 16CV40659 (filed Dec. 2, 2016), Charles Layton, et al. v. Deloitte & Touche et al., Case No. 17CV42915 (filed October 2, 2017) and John Cavanagh, et al. v. Deloitte & Touche et al., Case No. 18CV09052 (filed March 7, 2018). FINRA arbitrations have also been filed against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade, Inc. customers purchased more than $140 million of Aequitas securities; TD Ameritrade, Inc. served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. On August 1, 2018, the Magistrate Judge in that case issued findings and a recommendation that defendants' motions to dismiss the pending complaint be denied with limited exceptions not applicable to the Company. TD Ameritrade, Inc. and other defendants filed objections to the Magistrate Judge's findings and recommendation, which plaintiffs opposed. On September 24, 2018, the District Judge issued an opinion and order adopting the Magistrate Judge's findings and recommendation. Discovery is ongoing. In the non-class action lawsuits, approximately 200 named plaintiffs collectively allege a total of approximately $150 million in losses plus other damages. In the Wurster and Pommier cases, the Court, on TD Ameritrade Inc.'s motion, dismissed the claims by those plaintiffs who were TD Ameritrade, Inc. customers, in favor of arbitration. Twenty-nine of those plaintiffs filed claims in a FINRA arbitration on March 13, 2019. Discovery is ongoing. The Court in the Wurster and Pommier cases denied TD Ameritrade's motion to dismiss the claims by the plaintiffs who were not TD Ameritrade customers. Plaintiffs in the Ramsdell case have filed a second amended complaint in which TD Ameritrade, Inc. is not named as a defendant. On September 24, 2018, plaintiffs in the Cavanagh case dismissed their claims against TD Ameritrade, Inc. On July 17, 2018, plaintiffs in the Ciuffitelli case filed a motion for preliminary approval of an $18.5 million settlement with the defendant Tonkon Torp law firm of the claims against it in all the pending cases. On March 19, 2019, the Magistrate Judge in the Ciuffitelli case issued findings and a recommendation that the District Judge grant plaintiffs' motion for preliminary approval of the Tonkon Torp settlement. The Company intends to vigorously defend against this litigation. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $200 million as of March 31, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
General Contingencies
In the ordinary course of business, there are various contingencies that are not reflected in the condensed consolidated financial statements. These include the Company's broker-dealer and FCM/FDM subsidiaries' client activities involving the execution, settlement and financing of various client securities, options, futures and foreign exchange transactions. These activities may expose the Company to credit risk and losses in the event the clients are unable to fulfill their contractual obligations.
The Company extends margin credit and leverage to its clients. In margin transactions, the Company extends credit to the client, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the client's account. In connection with these activities, the Company also routes client orders for execution and clears client transactions involving the sale of securities not yet purchased ("short sales"). Such margin-related transactions may expose the Company to credit risk in the event a client's assets are not sufficient to fully cover losses that the client may incur. Leverage involves securing a large potential future obligation with a lesser amount of collateral. The risks associated with margin credit and leverage increase during periods of rapid market movements, or in cases where leverage or collateral is concentrated and market movements occur. In the event the client fails to satisfy its obligations, the Company has the authority to liquidate certain positions in the client's account(s) at prevailing market prices in order to fulfill the client's obligations. However, during periods of rapid market movements, clients who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value (or increasing value with respect to short positions) and may not be sufficient to cover their obligations in the event of liquidation. The Company seeks to mitigate the risks associated with its client margin and leverage activities by requiring clients to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels throughout each trading day and, pursuant to such guidelines, requires clients to deposit additional collateral, or to reduce positions, when necessary.
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
The Company loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. Increases in securities prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at higher prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis and requiring additional cash as collateral when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation ("OCC").
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

	March 31, 2019	September 30, 2018
Client margin securities	$28.7	$31.4
Stock borrowings	1.1	0.8
Total collateral available	$29.8	$32.2

Collateral loaned	$2.4	$2.9
Collateral repledged	4.1	6.3
Total collateral loaned or repledged	$6.5	$9.2

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Condensed Consolidated Balance Sheet Classification	March 31, 2019	September 30, 2018
Cash	Receivable from brokers, dealers and clearing organizations	$491	$545
U.S. government debt securities	Securities owned, at fair value	—	50
Total		$491	$595

The Company manages its sweep program through off-balance sheet arrangements with The Toronto-Dominion Bank ("TD") and unaffiliated third-party depository financial institutions (together, the "Sweep Program Counterparties"). The sweep program is offered to eligible clients whereby the client's uninvested cash is swept into FDIC-insured (up to specified limits) money market deposit accounts at the Sweep Program Counterparties. The Company earns revenue on client cash at the Sweep Program Counterparties based on the return of floating-rate and fixed-rate notional investments. The Company designates amounts and maturity dates for the fixed-rate notional investments within the sweep program portfolios, subject to certain limitations. In the event the Company instructs the Sweep Program Counterparties to withdraw a fixed-rate notional investment prior to its maturity, the Company may be required to reimburse the Sweep Program Counterparties for any losses incurred as a result of the early withdrawal. In order to mitigate the risk of potential loss due to an early withdrawal of fixed-rate notional investments, the Company maintains a certain level of short-term floating-rate investments within the sweep program portfolios to meet client cash demands. See "Insured Deposit Account Agreement" in Note 13 for a description of the sweep arrangement between the Company and TD.

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
ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, and are developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the assumptions other market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.
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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018 (dollars in millions):

	March 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,315	$—	$—	$2,315
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	1,773	—	1,773
U.S. government agency mortgage-backed securities	—	778	—	778
Subtotal - Investments segregated for regulatory purposes	—	2,551	—	2,551
Securities owned:
U.S. government debt securities	—	149	—	149
Other	5	5	—	10
Subtotal - Securities owned	5	154	—	159
Investments available-for-sale:
U.S. government debt securities	—	894	—	894
Other assets:
Pay-variable interest rate swaps(1)	—	7	—	7
U.S. government debt securities	—	1	—	1
Subtotal - Other assets	—	8	—	8
Total assets at fair value	$2,320	$3,607	$—	$5,927
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$15	$—	$15

(1)	See "Fair Value Hedging" in Note 6 for details.

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,373	$—	$—	$2,373
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	225	—	225
U.S. government agency mortgage-backed securities	—	1,302	—	1,302
Subtotal - Investments segregated for regulatory purposes	—	1,527	—	1,527
Securities owned:
U.S. government debt securities	—	149	—	149
Other	1	6	—	7
Subtotal - Securities owned	1	155	—	156
Investments available-for-sale:
U.S. government debt securities	—	484	—	484
Other assets:
Pay-variable interest rate swaps(1)	—	2	—	2
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	3	1	4
Total assets at fair value	$2,374	$2,169	$1	$4,544
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$96	$—	$96

(1)	See "Fair Value Hedging" in Note 6 for details.
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
Long-term debt — As of March 31, 2019, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $3.60 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.52 billion. As of September 30, 2018, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $2.51 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.44 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of March 31, 2019 and September 30, 2018 (dollars in millions):

	March 31, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,104	—	1,104	(25)	(1,060)	19
Other assets:
Pay-variable interest rate swaps	7	—	7	(7)	—	—
Total	$1,611	$—	$1,611	$(32)	$(1,560)	$19
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,400	$—	$2,400	$(25)	$(2,149)	$226
Accounts payable and other liabilities:
Pay-variable interest rate swaps	15	—	15	(2)	—	13
Total	$2,415	$—	$2,415	$(27)	$(2,149)	$239

	September 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	803	—	803	(41)	(744)	18
Other assets:
Pay-variable interest rate swaps	2	—	2	(2)	—	—
Total	$1,305	$—	$1,305	$(43)	$(1,244)	$18
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,914	$—	$2,914	$(43)	$(2,544)	$327
Securities sold under agreements to repurchase(4)	96	—	96	(96)	—	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	96	—	96	(82)	—	14
Total	$3,106	$—	$3,106	$(221)	$(2,544)	$341

(1)
Included in the gross amounts of deposits paid for securities borrowed is $546 million and $462 million as of March 31, 2019 and September 30, 2018, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.56 billion and $2.01 billion as of March 31, 2019 and September 30, 2018, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 8 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	March 31, 2019	September 30, 2018
Deposits received for securities loaned:
Equity securities	$1,991	$2,583
Exchange-traded funds	267	223
Closed-end funds	69	74
Other	73	34
Total	$2,400	$2,914

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

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At March 31, 2019 and September 30, 2018, the Company had received total collateral with a fair value of $1.61 billion and $1.30 billion, respectively, and pledged total collateral with a fair value of $2.18 billion and $2.76 billion, respectively.

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
11. Accumulated Other Comprehensive Loss
The following tables present the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$9	$(2)	$7	$(2)	$—	$(2)
Net change in investments available-for-sale	9	(2)	7	(2)	—	(2)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	—	1	1	—	1
Net change in cash flow hedging instruments	1	—	1	1	—	1
Other comprehensive income (loss)	$10	$(2)	$8	$(1)	$—	$(1)

	Six Months Ended March 31,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$25	$(6)	$19	$(6)	$1	$(5)
Reclassification adjustment for realized loss included in net income(2)	—	—	—	11	(4)	7
Net change in investments available-for-sale	25	(6)	19	5	(3)	2
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	2	—	2	2	—	2
Net change in cash flow hedging instruments	2	—	2	2	—	2
Other comprehensive income	$27	$(6)	$21	$7	$(3)	$4

(1) The before tax reclassification amounts and related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

(2)
The before tax reclassification amount and the related tax effect are included in loss on sale of investments and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in each component of accumulated other comprehensive loss for the periods indicated (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Investments available-for-sale:
Beginning balance	$5	$(1)	$(7)	$(5)
Other comprehensive income (loss) before reclassifications	7	(2)	19	(5)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	7
Current period change	7	(2)	19	2
Ending balance	$12	$(3)	$12	$(3)
Cash flow hedging instruments:
Beginning balance	$(19)	$(19)	$(20)	$(20)
Amounts reclassified from accumulated other comprehensive loss	1	1	2	2
Ending balance	$(18)	$(18)	$(18)	$(18)
Total accumulated other comprehensive loss:
Beginning balance	$(14)	$(20)	$(27)	$(25)
Current period change	8	(1)	21	4
Ending balance	$(6)	$(21)	$(6)	$(21)

12. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and six months ended March 31, 2019 and 2018.
13. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal year 2006, TD became an affiliate of the Company. TD owned approximately 42% of the Company's common stock as of March 31, 2019. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of the twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of March 31, 2019, the IDA portfolio was comprised of approximately 82% fixed-rate notional investments and 18% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended March 31,		Six Months Ended March 31,
Description		2019	2018	2019	2018
Insured Deposit Account Agreement	Bank deposit account fees	$398	$349	$800	$693
Order Routing Agreement (1)	Other revenues	6	1	12	2
Other	Various	2	7	17	14
Total revenues		$406	$357	$829	$709

		Expenses to TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended March 31,		Six Months Ended March 31,
Description		2019	2018	2019	2018
Order Routing Agreement (1)	Other expense	$4	N/A	$9	N/A
Other	Various	2	2	4	4
Total expenses		$6	$2	$13	$4

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

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	March 31, 2019	September 30, 2018
Assets:
Receivable from affiliates	$133	$151

Liabilities:
Payable to brokers, dealers and clearing organizations	$71	$47
Payable to affiliates	4	7

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
TD, along with other financial institutions, is participating as a lender under the Parent Revolving Facility and the TDAC Revolving Facilities. For additional information regarding the Company's revolving facilities, see Note 8, Long-term Debt and Other Borrowings. As of March 31, 2019 and September 30, 2018, the total lending commitment received from TD under these credit facilities was $257 million. During the six months ended March 31, 2019, the Company paid approximately $1 million of debt issuance costs to an affiliate of TD in connection with the issuance of the 2021 Notes and 2024 Notes, which is being amortized into interest expense over the terms of the respective 2021 Notes and 2024 Notes.
14. Accelerated Stock Repurchase Agreements
On March 26, 2019, the Company entered into an agreement with an investment bank counterparty to purchase shares of its common stock under an accelerated stock repurchase transaction (the "March 2019 ASR Agreement"). The Company paid $350 million to the counterparty and received an initial delivery of 5.6 million shares of its common stock on March 28, 2019, representing 80% of the potential shares to be repurchased based on the closing stock price of $49.64 on March 26, 2019. Settlement of the transaction is scheduled to occur after the end of an averaging period and is subject to early termination by the counterparty. The averaging period began on March 27, 2019 and will end no earlier than July 29, 2019 or later than September 25, 2019. The total number of shares to be repurchased by the Company from the counterparty will be based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount, up to a maximum of 14.1 million shares. If the total number of shares to be repurchased exceeds the number of shares delivered on March 28, 2019, the Company will receive the remaining balance of shares from the investment bank counterparty. If the total number of shares to be repurchased is less than the number of shares delivered on March 28, 2019, the Company has the contractual right to deliver to the investment bank counterparty either shares of its common stock or cash. The Company expects to receive additional shares upon final settlement of the March 2019 ASR Agreement.

On November 27, 2018, the Company entered into an agreement with an investment bank counterparty to purchase shares of its common stock under an accelerated stock repurchase transaction (the "November 2018 ASR Agreement"). The Company paid $60 million to the counterparty and received an initial delivery of 0.9 million shares of its common stock on November 30, 2018, representing 80% of the potential shares to be repurchased based on the closing stock price of $53.08 on November 27, 2018. Settlement of the transaction occurred after the end of an averaging period, which began on November 28, 2018 and ended on March 1, 2019. The total number of shares the Company purchased from the counterparty was based on the average of the daily volume-weighted average share prices of the Company's common stock during the averaging period, less a pre-determined discount. Upon settlement, the Company received an additional 0.3 million shares on March 5, 2019. The Company ultimately repurchased a total of approximately 1.2 million shares under the November 2018 ASR Agreement at a net weighted average price of $52.12 per share.
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

	As of March 31, 2019
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Assets:
Other assets	$276	$244	$32
Liabilities:
Deferred income taxes	215	207	8
Stockholders' equity:
Retained earnings	7,805	7,781	24

	Three Months Ended March 31, 2019
Condensed Consolidated Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenues:
Other revenues	$35	$22	$13
Operating expenses:
Employee compensation and benefits	340	337	3
Clearing and execution costs	53	47	6
Other	35	28	7
Provision for income taxes	169	170	(1)
Net income	499	501	(2)
Earnings per share — diluted	$0.89	$0.89	$—

	Six Months Ended March 31, 2019
Condensed Consolidated Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenues:
Other revenues	$68	$43	$25
Operating expenses:
Employee compensation and benefits	657	652	5
Clearing and execution costs	102	93	9
Other	81	65	16
Provision for income taxes	343	344	(1)
Net income	1,103	1,107	(4)
Earnings per share — diluted	$1.96	$1.97	$(0.01)

The following tables set forth the disaggregation of the Company's revenue by major source for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2019	2018	% Change
Revenues:
Transaction-based revenues:
Commissions	$326	$395	(17)%
Order routing revenue	119	125	(5)%
Other	42	36	17%
Total transaction-based revenues	487	556
Asset-based revenues:
Bank deposit account fees	430	381	13%
Net interest revenue	362	308	18%
Investment product fees	137	141	(3)%
Total asset-based revenues	929	830
Other revenues	35	29	21%
Net revenues	$1,451	$1,415

	Six Months Ended March 31,
	2019	2018	% Change
Revenues:
Transaction-based revenues:
Commissions	$690	$708	(3)%
Order routing revenue	248	222	12%
Other	86	66	30%
Total transaction-based revenues	1,024	996
Asset-based revenues:
Bank deposit account fees	858	762	13%
Net interest revenue	737	585	26%
Investment product fees	280	274	2%
Total asset-based revenues	1,875	1,621
Other revenues	68	55	24%
Net revenues	$2,967	$2,672

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
The following tables present the significant components of investment product fees for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2019	2018	% Change
Investment product fees:
Mutual fund service fees	$68	$64	6%
Investment program fees	61	67	(9)%
Other	8	10	(20)%
Total investment product fees	$137	$141

	Six Months Ended March 31,
	2019	2018	% Change
Investment product fees:
Mutual funds service fees	$135	$123	10%
Investment program fees	129	132	(2)%
Other	16	19	(16)%
Total investment product fees	$280	$274

Mutual fund service fees includes shareholder services fees and SEC Rule 12b-1 service and distribution fees. Shareholder services fees are earned on the Company's client assets invested in money market mutual funds and other mutual funds for record-keeping and administrative services provided to these funds. The Company earns SEC Rule 12b-1 service and distribution fees for marketing and distribution services provided to these funds. The fees earned are based on contractual rates applied to the average daily net asset value of eligible shares of a respective fund held by the Company's clients. Shareholder services fees are earned over time and collected from the funds on a monthly or quarterly basis. SEC Rule 12b-1fees are also earned over time and collected from the funds on a monthly or quarterly basis, as the variable consideration of a transaction price is no longer constrained and the value of consideration can be determined as discussed previously.
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
Contract balances
The following table presents the opening and closing balances of the Company's receivables from contracts with clients that are within the scope of ASC 606 on the Condensed Consolidated Balance Sheets (dollars in millions):

	Contract Balances
	Receivable from Clients	Receivable from Affiliates	Other Receivables	Total Receivables from Contracts with Clients
Opening balance, October 1, 2018	$16	$7	$115	$138
Closing balance, March 31, 2019	47	7	119	173
Increase	$31	$—	$4	$35

The difference between the opening and closing balances of the Company's receivables from contracts with clients primarily results from the timing difference between the Company's performance and the client's payment. No other significant contract assets or liabilities exist as of March 31, 2019 and October 1, 2018.
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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the amount of advertising expense; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended March 31,				Six months ended March 31,
	2019		2018		2019		2018
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income (GAAP)	$499	34.4%	$271	19.2%	$1,103	37.2%	$568	21.3%
Add:
Depreciation and amortization	36	2.5%	35	2.5%	71	2.4%	69	2.6%
Amortization of acquired intangible assets	31	2.1%	37	2.6%	62	2.1%	75	2.8%
Interest on borrowings	37	2.5%	24	1.7%	70	2.4%	44	1.6%
Provision for income taxes	169	11.6%	101	7.1%	343	11.6%	107	4.0%
EBITDA (non-GAAP)	$772	53.2%	$468	33.1%	$1,649	55.6%	$863	32.3%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Our net income increased 84% for the second quarter of fiscal year 2019 compared to the same period in the prior fiscal year, primarily due to a decrease in operating expenses, an increase in net revenues and the impact of a lower effective income tax rate. These increases were partially offset by an increase in interest on borrowings. The effective income tax rate was lower in the second quarter of fiscal year 2019, primarily due to the impact from the enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 65% for the second quarter of fiscal year 2019 compared to the same period in the prior fiscal year, primarily due to a decrease in operating expenses excluding depreciation and amortization and an increase in net revenues.
Our diluted earnings per share increased 85% to $0.89 for the second quarter of fiscal year 2019 compared to $0.48 for the second quarter of the prior fiscal year due to higher net income and a 1% decrease in average diluted shares outstanding as a result of our stock repurchase program.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018
Our net income increased 94% for the first half of fiscal year 2019 compared to the same period in the prior fiscal year, primarily due to a decrease in operating expenses and an increase in net revenues, partially offset by an increase in the effective tax rate. The effective income tax rate was lower in the same period of the prior fiscal year primarily due to the impact of the Act.
Our EBITDA increased 91% for the first half of fiscal year 2019 compared to the same period in the prior fiscal year, primarily due to a decrease in operating expenses excluding depreciation and amortization and an increase in net revenues.
Our diluted earnings per share increased 96% to $1.96 for the first half of fiscal year 2019 compared to $1.00 for the first half of the prior fiscal year due to higher net income and a 1% decrease in average diluted shares outstanding as a result of our stock repurchase program.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first half of fiscal year 2019, asset-based revenues and transaction-based revenues accounted for 63% and 35% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended March 31,		Increase/ (Decrease)	Six months ended March 31,		Increase/ (Decrease)
	2019	2018		2019	2018
Average bank deposit account balances	$114,728	$118,305	$(3,577)	$114,536	$118,707	$(4,171)
Average interest-earning assets	31,045	31,960	(915)	30,523	31,789	(1,266)
Average spread-based balances	$145,773	$150,265	$(4,492)	$145,059	$150,496	$(5,437)

Bank deposit account fee revenue	$430	$381	$49	$858	$762	$96
Net interest revenue	362	308	54	737	585	152
Spread-based revenue	$792	$689	$103	$1,595	$1,347	$248

Avg. annualized yield—bank deposit account fees	1.50%	1.29%	0.21%	1.48%	1.27%	0.21%
Avg. annualized yield— interest-earning assets	4.66%	3.86%	0.80%	4.78%	3.64%	1.14%
Net interest margin (NIM)	2.17%	1.83%	0.34%	2.18%	1.77%	0.41%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2019	2018		2019	2018
Segregated cash	$33	$28	$5	$48	$56	$(8)
Client margin balances	257	213	44	545	404	141
Securities lending/borrowing, net	49	61	(12)	103	114	(11)
Other cash and interest-earning investments	25	8	17	45	15	30
Client credit balances	(2)	(2)	—	(4)	(4)	—
Net interest revenue	$362	$308	$54	$737	$585	$152

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2019	2018		2019	2018
Segregated cash	$5,814	$8,668	(33)%	$4,336	$9,291	(53)%
Client margin balances	19,440	19,142	2%	20,804	18,339	13%
Securities borrowing	902	864	4%	762	1,010	(25)%
Other cash and interest-earning investments	4,889	3,286	49%	4,621	3,149	47%
Interest-earning assets	$31,045	$31,960	(3)%	$30,523	$31,789	(4)%

Client credit balances	$19,190	$21,489	(11)%	$19,261	$21,448	(10)%
Securities lending	2,272	2,826	(20)%	2,496	2,732	(9)%
Interest-bearing liabilities	$21,462	$24,315	(12)%	$21,757	$24,180	(10)%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2019	2018		2019	2018
Segregated cash	2.26%	1.31%	0.95%	2.18%	1.19%	0.99%
Client margin balances	5.28%	4.45%	0.83%	5.19%	4.35%	0.84%
Other cash and interest-earning investments	2.03%	1.03%	1.00%	1.94%	0.93%	1.01%
Client credit balances	(0.05)%	(0.04)%	(0.01)%	(0.04)%	(0.03)%	(0.01)%
Net interest revenue	4.66%	3.86%	0.80%	4.78%	3.64%	1.14%
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended March 31,		Increase / (Decrease)	Six months ended March 31,		Increase / (Decrease)
	2019	2018		2019	2018
Average fee-based investment balances	$273,702	$251,686	$22,016	$268,614	$240,699	$27,915
Average annualized yield—investment product fees	0.20%	0.22%	(0.02)%	0.21%	0.23%	(0.02)%
Investment product fee revenue	$137	$141	$(4)	$280	$274	$6

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2019	2018		2019	2018
Total trades (in millions)	52.48	57.53	(9)%	110.01	102.93	7%
Average client trades per day	860,359	943,058	(9)%	894,378	833,432	7%
Trading days	61.0	61.0	0%	123.0	123.5	0%
Average commissions per trade	$7.01	$7.50	(7)%	$7.05	$7.52	(6)%
Order routing revenue (in millions)	$119	$125	(5)%	$248	$222	12%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2019	2018		2019	2018
Funded accounts (beginning of period)	11,630,000	11,129,000	5%	11,514,000	11,004,000	5%
Funded accounts (end of period)	11,763,000	11,266,000	4%	11,763,000	11,266,000	4%
Percentage change during period	1%	1%		2%	2%

Client assets (beginning of period, in billions)	$1,161.6	$1,178.8	(1)%	$1,297.5	$1,118.5	16%
Client assets (end of period, in billions)	$1,297.1	$1,185.7	9%	$1,297.1	$1,185.7	9%
Percentage change during period	12%	1%		0%	6%

Net new assets (in billions)	$19.6	$22.2	(12)%	$51.5	$48.6	6%
Net new assets annualized growth rate	7%	8%		8%	9%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2019	2018		2019	2018
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$487	$556	(12)%	$1,024	$996	3%
Asset-based revenues:
Bank deposit account fees	430	381	13%	858	762	13%
Net interest revenue	362	308	18%	737	585	26%
Investment product fees	137	141	(3)%	280	274	2%
Total asset-based revenues	929	830	12%	1,875	1,621	16%
Other revenues	35	29	21%	68	55	24%
Net revenues	1,451	1,415	3%	2,967	2,672	11%
Operating expenses:
Employee compensation and benefits	340	461	(26)%	657	875	(25)%
Clearing and execution costs	53	56	(5)%	102	103	(1)%
Communications	38	46	(17)%	80	99	(19)%
Occupancy and equipment costs	65	79	(18)%	133	160	(17)%
Depreciation and amortization	36	35	3%	71	69	3%
Amortization of acquired intangible assets	31	37	(16)%	62	75	(17)%
Professional services	74	86	(14)%	147	160	(8)%
Advertising	74	90	(18)%	132	154	(14)%
Other	35	129	(73)%	81	245	(67)%
Total operating expenses	746	1,019	(27)%	1,465	1,940	(24)%
Operating income	705	396	78%	1,502	732	105%
Other expense (income):
Interest on borrowings	37	24	54%	70	44	59%
Loss on sale of investments	—	—	N/A	—	11	(100)%
Other	—	—	N/A	(14)	2	N/A
Total other expense (income)	37	24	54%	56	57	(2)%
Pre-tax income	668	372	80%	1,446	675	114%
Provision for income taxes	169	101	67%	343	107	221%
Net income	$499	$271	84%	$1,103	$568	94%
Other information:
Effective income tax rate	25.3%	27.2%		23.7%	15.9%
Average debt outstanding	$3,575	$2,914	23%	$3,415	$2,782	23%
Effective interest rate incurred on borrowings	4.21%	3.32%		4.07%	3.22%

Three-Month Periods Ended March 31, 2019 and 2018
Net Revenues
Commissions and transaction fees decreased 12% to $487 million, primarily due to decreased client trading activity and lower average commissions per trade for the second quarter of fiscal year 2019 compared to the second quarter of the prior fiscal year. Average client trades per day decreased 9% to 860,359 for the second quarter of fiscal year 2019 compared to 943,058 for the second quarter of the prior fiscal year. Order routing revenue decreased 5% to $119 million due to lower trading volumes. Average commissions per trade decreased to $7.01 from $7.50, primarily due to a higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry and lower average contracts per trade on options and futures trades.
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, increased 12% to $929 million, primarily due to an increase of 34 basis points in net interest margin to 2.17%. This increase was partially offset by decreases in net interest revenue from our securities borrowing/lending program, average segregated cash balances and certain fee-based investment balances. The increase in net interest margin was primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 75 basis points (to between 2.00% to 2.25%) during the second, third and fourth quarters of fiscal year 2018 and by 25 basis points during the first quarter of fiscal year 2019 (to between 2.25% to 2.50%).
Bank deposit account fees increased 13% to $430 million, primarily due to an increase of 21 basis points in the average yield earned on the bank deposit account balances, partially offset by a 3% decrease in average client bank deposit account balances. The average yield earned on bank deposit account balances increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal years 2018 and 2019, as described above, maturities of investments being reinvested at higher rates and the favorable impact from the removal of the FDIC surcharge in October 2018. The FDIC surcharge began in July 2016, when the FDIC announced its final rule to increase the deposit insurance fund to a statutorily required minimum level by imposing a surcharge on quarterly assessments. These increases were partially offset by higher interest rates paid to clients. The decrease in average client bank deposit account balances is primarily due to clients investing in other asset classes. For more information about the IDA agreement, see Note 13 – Related Party Transactions under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue increased 18% to $362 million, primarily due to increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments as a result of the federal funds rate increases during fiscal years 2018 and 2019, as described above. These increases were partially offset by a $12 million decrease in net interest revenue from our securities borrowing/lending program and a 33% decrease in average segregated cash balances.
Investment product fees decreased 3% to $137 million, primarily due to a decrease in average yields earned on certain investment products and the impact of decreased balances on certain higher yielding investment products. The average yield earned on fee-based investment balances decreased by 2 basis points, as average balance increases were primarily in investment products which earn lower yields.
Other revenues increased 21% to $35 million, primarily due to a $13 million increase in revenue as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018. The amended guidance requires us to account for certain contract revenues on a gross basis when we are acting as a principal, as compared to prior revenue guidance, which allowed for these contracts to be accounted for on a net basis. This increase was partially offset by unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries. For additional information regarding the impacts of the new revenue recognition standard, see Note 15 – Revenue Recognition under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Operating Expenses
Employee compensation and benefits decreased 26% to $340 million, primarily due to $96 million of severance costs related to the Scottrade integration during the second quarter of the prior fiscal year and a corresponding decrease in the average headcount. The average number of full-time equivalent employees decreased to 9,515 for the second quarter of fiscal year 2019 compared to 10,110 for the second quarter of the prior fiscal year.
Communications expense decreased 17% to $38 million, primarily due to decreased costs for quotes and market information and decreased costs associated with the integration of the Scottrade business, including decreased costs for telecommunications.
Occupancy and equipment costs decreased 18% to $65 million, primarily due to decreased costs associated with the integration of the Scottrade business, including decreased expenses attributed to software maintenance, facilities expenses related to leased facilities and equipment repairs and maintenance.
Amortization of acquired intangible assets decreased 16% to $31 million, primarily due to certain acquired intangible assets becoming fully amortized during the prior fiscal year.

Professional services decreased 14% to $74 million, primarily due to increased usage of consulting and contract services and higher client communication costs associated with the Scottrade integration during the second quarter of the prior fiscal year.
Advertising expense decreased 18% to $74 million for the second quarter of fiscal year 2019. We expect advertising expense to be at or slightly below the low end of our fiscal year 2019 projection of $300 million, primarily due to lower production costs and anticipated decreases to our advertising spend due to strong expense management. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other operating expenses decreased 73% to $35 million, primarily due to $98 million of increased costs during the second quarter of the prior fiscal year, partially offset by an increase to expense of $7 million during the second quarter of fiscal year 2019 as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018. During the second quarter of the prior fiscal year, the provision for bad debt increased by $58 million due to market volatility and we incurred $40 million of costs related to the Scottrade integration, mainly comprised of contract terminations and additional expenses associated with the Scottrade business. For additional information regarding the impacts of the new revenue recognition standard, see Note 15 – Revenue Recognition under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Other Expense and Income Taxes
Interest on borrowings increased 54% to $37 million, primarily due to an increase of 89 basis points in the average effective interest rate on our debt and a 23% increase in average debt outstanding. On October 30, 2018, we issued $600 million of variable-rate Senior Notes due November 1, 2021 and $400 million of 3.75% Senior Notes due April 1, 2024, for general corporate purposes, including to augment liquidity.
Our effective income tax rate was 25.3% for the second quarter of fiscal year 2019, compared to 27.2% for the second quarter of the prior fiscal year. The effective income tax rate for the second quarter of the prior fiscal year included a $1 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09 and a $6 million favorable benefit resulting from selectively accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. These items had a favorable impact on our earnings for the second quarter of the prior fiscal year of approximately $0.01 per share. The Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%. The effective income tax rate for the second quarter of the prior fiscal year was also impacted by the enactment of the Act, as the U.S. federal statutory income tax rate for companies with a fiscal year end of September 30, 2018 was a blended rate of 24.5%. We estimate our effective income tax rate to be approximately 25% for the remainder of fiscal year 2019, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Six-Month Periods Ended March 31, 2019 and 2018
Net Revenues
Commissions and transaction fees increased 3% to $1.02 billion, primarily due to increased client trading activity, partially offset by lower average commissions per trade for the first half of fiscal year 2019 compared to the first half of the prior fiscal year. Average client trades per day increased 7% to 894,378 for the first half of fiscal year 2019 compared to 833,432 for the first half of the prior fiscal year. Order routing revenue increased 12% to $248 million due to higher trading volumes. Average commissions per trade decreased to $7.05 from $7.52, primarily due to a higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry and lower average contracts per trade on options and futures trades.
Asset-based revenues increased 16% to $1.88 billion for the first half of fiscal year 2019, primarily due to an increase of 41 basis points in net interest margin to 2.18% and an increase in average client margin balances. These increases were partially offset by decreases in average segregated cash balances, client bank deposit account balances and in net interest revenue from our securities borrowing/lending program. The increase in net interest margin was primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 100 basis points (to between 2.00% and 2.25%) during fiscal 2018 and by 25 basis points (to between 2.25% to 2.50%) during the first quarter of fiscal year 2019. The increase in net interest margin was also due to the impact of higher average client margin balances, which earn a larger net interest spread.
Bank deposit account fees increased 13% to $858 million, primarily due to an increase of 21 basis points in the average yield earned on the bank deposit account balances, partially offset by a 4% decrease in average client bank deposit account balances. The average yield earned on bank deposit account balances increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal years 2018 and 2019, as described above, maturities of investments being reinvested at higher rates and the favorable impact from the removal of the FDIC surcharge in October 2018. These increases were partially offset by higher interest rates paid to clients. The decrease in average client bank deposit account balances is primarily due to clients investing in other asset classes.
Net interest revenue increased 26% to $737 million, primarily due to increases in the average yields earned on client margin balances, other cash and interest-earning investments and segregated cash as a result of the federal funds rate increases during fiscal years 2018 and 2019, as described above, and a 13% increase in average client margin balances. These increases were partially offset by a 53% decrease in average segregated cash balances and an $11 million decrease in net interest revenue from our securities borrowing/lending program.
Investment product fees increased 2% to $280 million, primarily due to an increase in average yields earned on certain investment products and a net increase in average fee-based investment balances. The favorable impact from the increase in balances was substantially offset by decreased balances in higher yielding investment products. The average yield earned on fee-based investment balances decreased by 2 basis points, as average balance increases were primarily in investment products which earn lower yields.
Other revenues increased 24% to $68 million, primarily due to a $25 million increase in revenue as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018. This increase was partially offset by unfavorable fair market value adjustments to U.S. government debt securities held for investment purposes by our broker-dealer subsidiaries.
Operating Expenses
Employee compensation and benefits decreased 25% to $657 million, primarily due to $177 million of severance and other employment benefits related to the Scottrade integration during the first half of the prior fiscal year and a corresponding decrease in the average headcount. The average number of full-time equivalent employees decreased to 9,410 for the first half of fiscal year 2019 compared to 10,260 for the first half of the prior fiscal year.
Communications expense decreased 19% to $80 million, primarily due to decreased costs for quotes and market information and decreased costs associated with the integration of the Scottrade business, including decreased costs for telecommunications.
Occupancy and equipment costs decreased 17% to $133 million, primarily due to decreased costs associated with the integration of the Scottrade business, including decreased expenses attributed to software maintenance, facilities expenses related to leased facilities and equipment repairs and maintenance.
Amortization of acquired intangible assets decreased 17% to $62 million, primarily due to certain acquired intangible assets becoming fully amortized during the prior fiscal year.
Professional services decreased 8% to $147 million, primarily due to increased usage of consulting and contract services and higher client communication costs associated with the Scottrade integration during the first half of the prior fiscal year.
Other operating expenses decreased 67% to $81 million, primarily due to $183 million of increased costs during the first half of the prior fiscal year, partially offset by an increase to expense of $16 million during the first half of fiscal year 2019 as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018. During the first half of the prior fiscal year, the provision for bad debt increased by $58 million due to market volatility and we incurred $125 million of costs related to the Scottrade integration, mainly comprised of contract terminations and additional expenses associated with the Scottrade business.
Other Expense (Income) and Income Taxes
Interest on borrowings increased 59% to $70 million, primarily due to an increase of 85 basis points in the average effective interest rate on our debt and a 23% increase in average debt outstanding. On October 30, 2018, we issued $600 million of variable-rate Senior Notes due November 1, 2021 and $400 million of 3.75% Senior Notes due April 1, 2024, for general corporate purposes, including to augment liquidity.
Other non-operating income for the first half of fiscal year 2019 consists of a $14 million favorable legal settlement.
Our effective income tax rate was 23.7% for the first half of fiscal year 2019, compared to 15.9% for the first half of the prior fiscal year. The effective income tax rate for the first half of fiscal year 2019 included $18 million of favorable adjustments related to state income tax matters and a $3 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on our earnings for the first half of fiscal year 2019 of approximately $0.04 per share. The effective income tax rate for the first half of the prior fiscal year included a net favorable adjustment of $68 million related to the remeasurement of the Company's deferred income tax balances as it pertained to the Act, a $4 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $12 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on our earnings for the first half of the prior fiscal year of approximately $0.15 per share.
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
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal year 2019 were financed primarily from our subsidiaries' earnings, cash on hand and borrowings. We plan to finance both our ordinary capital and liquidity needs during the remainder of fiscal year 2019 primarily from our subsidiaries' earnings, cash on hand and borrowings.
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
During fiscal year 2019, we plan to return between 30% to 40% of our non-GAAP net income to our stockholders through cash dividends and up to an additional 40% of our non-GAAP net income through share repurchases. We returned $799 million, or approximately 70% of net income excluding amortization of intangible assets and acquisition-related expenses, to our stockholders during the first half of fiscal year 2019 through cash dividends and our stock repurchase program. For more information about our stock repurchases and dividends, see "Stock Repurchase Program" and "Cash Dividends" later in this section.
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
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity. Liquidity could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $1,245 million and uncommitted facilities of $600 million under the Parent's intercompany credit agreements were available to its primary broker-dealer and FCM/FDM subsidiaries as of March 31, 2019. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of March 31, 2019 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$3,280	$1,174	$2,106
TD Ameritrade, Inc.	$269	$0.3	$268

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$146	$25	$121
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

	March 31, 2019	September 30, 2018
TD Ameritrade Clearing, Inc.	$482	$585
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
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	March 31, 2019	September 30, 2018
TD Ameritrade Clearing, Inc.	$22.9	$22.5
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 are summarized in the following table (dollars in billions):

	March 31, 2019	September 30, 2018
TD Ameritrade Clearing, Inc.	$5.3	$2.9
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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	Mar. 31,	Sept. 30,
	2019	2018	Change
Cash and cash equivalents (GAAP)	$2,674	$2,690	$(16)
Less: Non-corporate cash and cash equivalents	(2,020)	(2,307)	287
Corporate cash and cash equivalents	654	383	271
Corporate investments	894	386	508
Excess regulatory net capital over management targets	1,061	296	765
Liquid assets (non-GAAP)	$2,609	$1,065	$1,544

The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2018	$1,065
Plus: EBITDA(1)	1,649
Proceeds from issuance of long-term debt	999
Net decrease in cash collateral pledged to interest rate swap counterparties	90
Other changes in working capital and regulatory net capital	68
Proceeds from sale of property and equipment	11
Proceeds from sale of other investments	1
Less: Purchase of treasury stock	(431)
Payment of cash dividends	(337)
Income taxes paid	(147)
Net payments on securities sold under agreements to repurchase	(96)
Purchase of property and equipment	(92)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(74)
Interest paid	(67)
Purchase of treasury stock for income tax withholding on stock-based compensation	(12)
Purchase of other investments	(11)
Payment of debt issuance costs	(7)
Liquid assets as of March 31, 2019	$2,609

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 6 – Long-term Debt and Other Borrowings under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Senior Notes — As of March 31, 2019, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

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
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of March 31, 2019, the weighted average interest rate on the aggregate principal balance of the Senior Notes was 3.86%.
Lines of Credit — TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having acceptable collateral as determined by each secured uncommitted credit agreement. At March 31, 2019, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of March 31, 2019.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. Our repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of March 31, 2019.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of March 31, 2019.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 16, 2019, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of March 31, 2019.
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
There are no borrowings outstanding under the intercompany credit agreements as of March 31, 2019.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the second quarter of fiscal year 2019, we repurchased approximately 6.5 million shares at a weighted average purchase price of $49.13 per share. From the inception of this stock repurchase authorization through March 31, 2019 we have repurchased approximately 17.9 million shares at a weighted average purchase price of $46.59 per share. As of March 31, 2019, we had approximately 12.1 million shares remaining under this stock repurchase authorization.
Cash Dividends
We declared a $0.30 per share quarterly cash dividend on our common stock during each of the first three quarters of fiscal year 2019. We paid $337 million in cash dividends during the first half of fiscal year 2019. We will pay the third quarter dividend on May 21, 2019 to all shareholders of record as of May 7, 2019.
Contractual Obligations
There have been no material changes in our contractual obligations outside the ordinary course of business since September 30, 2018.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 8 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 13 – Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (29% of our net revenues for the first half of fiscal year 2019). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
Websites and Social Media Disclosure
From time to time, the Company may use its website and/or Twitter as distribution channels of material information. The Company's Code of Business Conduct and Ethics, financial data and other important information regarding the Company is accessible through and posted on the Company's website at www.amtd.com and its Twitter account @TDAmeritradePR. We ask that interested parties visit or subscribe to newsfeeds at www.amtd.com/news-and-stories to automatically receive email alerts and other information, including the most up-to-date corporate financial information, presentation announcements, transcripts and archives. The website to access the Company's Twitter account is www.twitter.com/TDAmeritradePR. Website links provided in this report, although correct when published, may change in the future. We make available free of charge on our website at www.amtd.com/investor-relations/sec-filings our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC filings are also available on the SEC's website at www.sec.gov.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of March 31, 2019, our consolidated duration was 1.9 years. We have an Asset/Liability Committee serve as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2019 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $125 million to $185 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $105 million to $165 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2019. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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
There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2018.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2019 - January 31, 2019	415,719	$51.25	350,312	18,178,374
February 1, 2019 - February 28, 2019	—	$—	—	18,178,374
March 1, 2019 - March 31, 2019	6,100,096	$49.05	6,099,716	12,078,658
Total – Three months ended March 31, 2019	6,515,815	$49.19	6,450,028	12,078,658
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal year 2019.

During the quarter ended March 31, 2019, 65,787 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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
Dated: April 29, 2019

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)