Form 10-Q
period 2019-06-30
TD AMERITRADE HOLDING CORP
filed 2019-08-01
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2019
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
(800) 669-3900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock – $0.01 par value	AMTD	The Nasdaq Stock Market LLC
Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 24, 2019, there were 548,523,530 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income and stockholders' equity for the three-month and nine-month periods ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ ERNST & YOUNG LLP
New York, New York
August 1, 2019

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	September 30, 2018
	(In millions)
ASSETS
Cash and cash equivalents	$2,953	$2,690
Cash and investments segregated and on deposit for regulatory purposes	7,124	3,185
Receivable from brokers, dealers and clearing organizations	1,780	1,374
Receivable from clients, net	20,847	22,616
Receivable from affiliates	127	151
Other receivables, net	260	304
Securities owned, at fair value	318	156
Investments available-for-sale, at fair value	1,129	484
Property and equipment at cost, net	833	792
Goodwill	4,227	4,227
Acquired intangible assets, net	1,236	1,329
Other assets	285	212
Total assets	$41,119	$37,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,210	$2,980
Payable to clients	24,588	22,884
Accounts payable and other liabilities	1,032	896
Payable to affiliates	3	45
Other borrowings	—	96
Long-term debt	3,574	2,439
Deferred income taxes	219	177
Total liabilities	32,626	29,517
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; June 30, 2019 – 550 million shares outstanding; September 30, 2018 – 563 million shares outstanding	7	7
Additional paid-in capital	3,355	3,379
Retained earnings	8,194	7,011
Treasury stock, common, at cost: June 30, 2019 – 120 million shares; September 30, 2018 – 107 million shares	(3,074)	(2,371)
Deferred compensation	4	4
Accumulated other comprehensive income (loss)	7	(27)
Total stockholders' equity	8,493	8,003
Total liabilities and stockholders' equity	$41,119	$37,520
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$477	$490	$1,500	$1,487
Asset-based revenues:
Bank deposit account fees	421	387	1,280	1,149
Net interest revenue	383	332	1,120	916
Investment product fees	151	140	431	414
Total asset-based revenues	955	859	2,831	2,479
Other revenues	59	33	126	88
Net revenues	1,491	1,382	4,457	4,054
Operating expenses:
Employee compensation and benefits	325	352	982	1,228
Clearing and execution costs	59	46	161	149
Communications	39	42	119	141
Occupancy and equipment costs	67	67	199	226
Depreciation and amortization	38	37	109	106
Amortization of acquired intangible assets	31	32	93	107
Professional services	71	70	218	230
Advertising	80	63	213	218
Other	61	42	142	286
Total operating expenses	771	751	2,236	2,691
Operating income	720	631	2,221	1,363
Other expense (income):
Interest on borrowings	37	28	107	72
Gain on business-related divestiture	(60)	—	(60)	—
Loss on sale of investments	—	—	—	11
Other	—	—	(14)	2
Total other expense (income)	(23)	28	33	85
Pre-tax income	743	603	2,188	1,278
Provision for income taxes	188	152	530	259
Net income	$555	$451	$1,658	$1,019
Earnings per share — basic	$1.01	$0.79	$2.97	$1.80
Earnings per share — diluted	$1.00	$0.79	$2.96	$1.79
Weighted average shares outstanding — basic	552	568	558	567
Weighted average shares outstanding — diluted	554	570	560	570
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net income	$555	$451	$1,658	$1,019
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized gain (loss)	17	(2)	42	(8)
Reclassification adjustment for realized loss included in net income	—	—	—	11
Net change in investments available-for-sale	17	(2)	42	3
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1	3	3
Total other comprehensive income (loss), before tax	18	(1)	45	6
Income tax effect	(5)	—	(11)	(3)
Total other comprehensive income (loss), net of tax	13	(1)	34	3
Comprehensive income	$568	$450	$1,692	$1,022
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
	(In Millions)
Balance, March 31, 2019	554	$8,323	$7	$3,345	$7,805	$(2,832)	$4	$(6)
Net income	—	555	—	—	555	—	—	—
Other comprehensive income, net of tax	—	13	—	—	—	—	—	13
Common stock dividends ($0.30 per share)	—	(166)	—	—	(166)	—	—	—
Repurchases of common stock	(4)	(242)	—	—	—	(242)	—	—
Stock-based compensation	—	10	—	10	—	—	—	—
Balance, June 30, 2019	550	$8,493	$7	$3,355	$8,194	$(3,074)	$4	$7

	Three Months Ended June 30, 2018
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, March 31, 2018	567	$7,595	$7	$3,387	$6,341	$(2,120)	$1	$(21)
Net income	—	451	—	—	451	—	—	—
Other comprehensive loss, net of tax	—	(1)	—	—	—	—	—	(1)
Common stock dividends ($0.21 per share)	—	(119)	—	—	(119)	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(3)	—	—	—	(3)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(5)	—	5	—	—
Stock-based compensation	—	13	—	13	—	—	—	—
Balance, June 30, 2018	568	$7,936	$7	$3,395	$6,673	$(2,118)	$1	$(22)
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY – (Continued)
(Unaudited)

	Nine Months Ended June 30, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
	(In Millions)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
Net income	—	1,658	—	—	1,658	—	—	—
Other comprehensive income, net of tax	—	34	—	—	—	—	—	34
Common stock dividends ($0.90 per share)	—	(503)	—	—	(503)	—	—	—
Repurchases of common stock	(14)	(673)	—	31	—	(704)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(74)	—	(74)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(12)	—	—	—	(12)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(13)	—	13	—	—
Stock-based compensation	—	32	—	32	—	—	—	—
Adoption of Accounting Standards Update 2014-09 (Note 16)	—	28	—	—	28	—	—	—
Balance, June 30, 2019	550	$8,493	$7	$3,355	$8,194	$(3,074)	$4	$7

	Nine Months Ended June 30, 2018
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, September 30, 2017	567	$7,247	$7	$3,369	$6,011	$(2,116)	$1	$(25)
Net income	—	1,019	—	—	1,019	—	—	—
Other comprehensive income, net of tax	—	3	—	—	—	—	—	3
Common stock dividends ($0.63 per share)	—	(357)	—	—	(357)	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(16)	—	—	—	(16)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(14)	—	14	—	—
Deferred compensation	—	1	—	1	—	—	—	—
Stock-based compensation	—	39	—	39	—	—	—	—
Balance, June 30, 2018	568	$7,936	$7	$3,395	$6,673	$(2,118)	$1	$(22)
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
	(In millions)
Cash flows from operating activities:
Net income	$1,658	$1,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	109	106
Amortization of acquired intangible assets	93	107
Deferred income taxes	26	(38)
Gain on business-related divestiture	(60)	—
Loss on sale of investments	—	11
Stock-based compensation	32	39
Provision for doubtful accounts on client and other receivables	12	67
Other, net	15	10
Changes in operating assets and liabilities:
Investments segregated and on deposit for regulatory purposes	535	750
Receivable from brokers, dealers and clearing organizations	(406)	(238)
Receivable from clients, net	1,758	(5,224)
Receivable from/payable to affiliates, net	(18)	(98)
Other receivables, net	43	(91)
Securities owned, at fair value	(162)	308
Other assets	(19)	(28)
Payable to brokers, dealers and clearing organizations	230	1,012
Payable to clients	1,704	(2,553)
Accounts payable and other liabilities	223	(159)
Net cash provided by (used in) operating activities	5,773	(5,000)
Cash flows from investing activities:
Purchase of property and equipment	(151)	(166)
Proceeds from sale of property and equipment	—	12
Cash received from business-related divestiture	62	—
Cash paid in business acquisition	—	(4)
Purchase of investments available-for-sale, at fair value	(899)	(392)
Proceeds from sale of investments available-for-sale, at fair value	299	643
Purchase of short-term investments	(1)	(1)
Proceeds from sale and maturity of short-term investments	1	66
Other, net	20	—
Net cash provided by (used in) investing activities	(669)	158
Cash flows from financing activities:
Proceeds from issuance of long-term debt	999	—
Payment of debt issuance costs	(8)	(3)
Net payments on securities sold under agreements to repurchase	(96)	—
Proceeds from senior revolving credit facilities	1,700	2,900
Principal payments on senior revolving credit facilities	(1,700)	(2,900)
Payment of cash dividends	(503)	(357)
Purchase of treasury stock	(673)	—
Purchase of treasury stock for income tax withholding on stock-based compensation	(12)	(16)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(74)	—
Other	—	2
Net cash used in financing activities	(367)	(374)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	4,737	(5,216)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,548	9,760
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$9,285	$4,544
Supplemental cash flow information:
Interest paid	$112	$88
Income taxes paid	$226	$278

See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Nine Month Periods Ended June 30, 2019 and 2018
(Unaudited)
1. Basis of Presentation
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated. On June 28, 2019, pursuant to an Asset Purchase Agreement, TD Ameritrade Trust Company ("TDATC"), an indirect wholly-owned subsidiary of the Company, sold its retirement plan custody and trust assets. The sale of the retirement plan custody and trust assets resulted in a $60 million gain, which is included in gain on business-related divestiture on the Condensed Consolidated Statements of Income.
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
Recently Adopted Accounting Pronouncements
ASU 2016-18 — On October 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-18, Restricted Cash, using a retrospective transition method to each period presented. This ASU amends the guidance in Accounting Standards Codification ("ASC") Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity is required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity is also required to disclose information regarding the nature of the restrictions. Under the retrospective transition method, the Company recorded a decrease of $5.1 billion in cash flows from operating activities for the nine months ended June 30, 2018 to reflect the reclassification of changes in restricted cash and restricted cash equivalents amounts from the operating section to the beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents amounts within the Condensed Consolidated Statements of Cash Flows. See Note 2 for additional information regarding restricted cash and restricted cash equivalents.
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
The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or cash flows, as the satisfaction of performance obligations under the new guidance is materially consistent with the Company's previous revenue recognition policies. However, the adoption of this standard did impact the Company by: (1) requiring the capitalization of sales commissions paid to employees for obtaining new contracts with clients and (2) accounting for revenues from certain contracts on a gross basis when the Company is acting as a principal, as compared to the prior guidance, which allowed for these contracts to be accounted for on a net basis. For additional information on the Company's adoption of the amended guidance, see

Note 16, Revenue Recognition. The new guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, net interest revenue was not impacted.
Recently Issued Accounting Pronouncements
ASU 2017-12 — In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will amend the guidance in ASC Topic 815, Derivatives and Hedging. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and to the presentation of hedge results. In addition, the amendments in this ASU make certain targeted improvements that are intended to simplify the application of the hedge accounting guidance in current GAAP. All transition requirements and elections under ASU 2017-12 should be applied to hedging relationships existing on the date of adoption, with the effect of the adoption reflected as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. Subsequent to issuing ASU 2017-12, the FASB has issued additional standards for the purpose of providing codification improvements as well as introducing an additional benchmark interest rate (SOFR) for hedge accounting purposes. SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day's trading activity in specified segments of the U.S. Treasury repo market. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2017-12. ASU 2017-12 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.
ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2016-13, as well as providing codification improvements and targeted transition relief under the standard. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for the Company's fiscal year beginning October 1, 2020, using a modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact this ASU will have on its condensed consolidated financial statements.
ASU 2016-02 — In February 2016, the FASB issued ASU 2016-02, Leases. This ASU will supersede the guidance in ASC Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee will be required to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 will retain a distinction between finance and operating leases; however, the principal difference between the previous guidance and the new guidance is that lease assets and liabilities arising from operating leases will be recognized in the balance sheet under the new guidance. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The accounting applied by a lessor will be largely unchanged from that applied under current GAAP. Subsequent to issuing ASU 2016-02, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2016-02 and providing an additional (optional) transition method with which to adopt the new leases standard. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2016-02. Under ASU 2016-02, an entity may apply the amendments by using one of the following two methods: (1) recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or (2) apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new lease accounting guidance on October 1, 2019 by applying the standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company does not expect this guidance to have a material impact on its earnings per share (EPS); however, upon the adoption of the lease standard, the Company will recognize a right-of-use asset and a lease liability on the Condensed Consolidated Balance Sheet, primarily related to leases of its retail branch offices and administrative and operational facilities. Based upon the Company's current lease portfolio, the initial recognition and measurement of the right-of-use asset and lease liability are each expected to be approximately 1% of the Company's total assets and will be primarily based on the present value of the Company's remaining operating lease payments. The Company is in the process of refining its methodology to estimate the right-of-use asset and lease liability, testing software updates and finalizing the internal control structure that will support these accounting changes.

2. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	June 30, 2019	September 30, 2018
Broker-dealer subsidiaries	$1,715	$2,094
Corporate	931	342
Trust company subsidiary	202	124
Futures commission merchant and forex dealer member subsidiary	87	89
Investment advisory subsidiaries	18	41
Total cash and cash equivalents	$2,953	$2,690

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows (dollars in millions):

	June 30, 2019	September 30, 2018
Cash and cash equivalents	$2,953	$2,690
Restricted cash and restricted cash equivalents included in cash and investments segregated and on deposit for regulatory purposes	6,332	1,858
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$9,285	$4,548

Amounts included in restricted cash and restricted cash equivalents consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and other regulations.
3. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	June 30, 2019	September 30, 2018
Cash in demand deposit accounts	$2,861	$956
U.S. government debt securities	2,822	200
U.S. government agency mortgage-backed securities	767	1,302
Reverse repurchase agreements (collateralized by U.S. government debt securities)	500	500
Cash on deposit with futures commission merchants	149	202
U.S. government debt securities on deposit with futures commission merchant	25	25
Total	$7,124	$3,185

4. Investments Available-for-Sale
The following tables present the amortized cost and fair value of available-for-sale securities (dollars in millions):

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,096	$33	$—	$1,129

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$493	$—	$(9)	$484

As of September 30, 2018, the Company had pledged $98 million of available-for-sale securities as collateral for repurchase agreements.
The following table presents the contractual maturities of available-for-sale securities as of June 30, 2019 (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale U.S. Treasury securities:
Due within one to five years	$384	$407
Due within five to ten years	712	722
Total available-for-sale U.S. Treasury securities	$1,096	$1,129

5. Exit Liabilities
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
The following tables summarize activity in the Company's exit liabilities for the three and nine month periods ended June 30, 2019 and 2018, which are included in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets (dollars in millions):

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs	Total
Balance, March 31, 2019	$5		$3	$8
Costs incurred and charged to expense	2	(1)	—	2
Costs paid or otherwise settled	(2)		—	(2)
Balance, June 30, 2019	$5		$3	$8

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, March 31, 2018	$113		$38		$151
Costs incurred and charged to expense	31	(1)	17	(2)	48
Costs paid or otherwise settled	(106)		(24)		(130)
Balance, June 30, 2018	$38		$31		$69

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2018	$21		$48		$69
Costs incurred and charged to expense	6	(1)	(2)	(2)	4
Costs paid or otherwise settled	(22)		(43)		(65)
Balance, June 30, 2019	$5		$3		$8

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2017	$138		$—		$138
Exit liabilities assumed - post closing adjustments	—		9		9
Costs incurred and charged to expense	209	(1)	178	(2)	387
Costs paid or otherwise settled	(309)		(156)		(465)
Balance, June 30, 2018	$38		$31		$69

(1) Costs incurred for severance pay and other employment benefits are included in employee compensation and benefits on the Condensed Consolidated Statements of Income.
(2) Costs incurred for contract termination and other costs are primarily included in other operating expense and professional services on the Condensed Consolidated Statements of Income.
The following table summarizes the cumulative amount of acquisition-related exit costs incurred by the Company related to the Scottrade acquisition as of June 30, 2019 (dollars in millions):

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

6. Income Taxes
The Company's effective income tax rate for the nine months ended June 30, 2019 and 2018 was 24.2% and 20.3%, respectively. The provision for income taxes for the nine months ended June 30, 2019 included $18 million of favorable adjustments related to state income tax matters and a $3 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on the Company's earnings for the nine months ended June 30, 2019 of approximately $0.04 per share. The provision for income taxes for the nine months ended June 30, 2018 included a net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances as it pertained to the Tax Cuts and Jobs Act (the "Act"), a $5 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $21 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. The Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%. These items had a net favorable impact on the Company's earnings for the nine months ended June 30, 2018 of approximately $0.17 per share.

7. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

June 30, 2019	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Long-term debt:
Senior Notes:
5.600% Notes due 2019	$500	$—	$2	$502
Variable-rate Notes due 2021	600	(3)	—	597
2.950% Notes due 2022	750	(3)	4	751
3.75% Notes due 2024	400	(4)	—	396
3.625% Notes due 2025	500	(3)	19	516
3.300% Notes due 2027	800	(8)	20	812
Total long-term debt	$3,550	$(21)	$45	$3,574

September 30, 2018	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$96	$—	$—	$96
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	2	501
2.950% Notes due 2022	750	(4)	(27)	719
3.625% Notes due 2025	500	(3)	(17)	480
3.300% Notes due 2027	800	(9)	(52)	739
Subtotal - Long-term debt	2,550	(17)	(94)	2,439
Total long-term debt and other borrowings	$2,646	$(17)	$(94)	$2,535

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Fiscal year maturities on long-term debt outstanding at June 30, 2019 are as follows (dollars in millions):

2019 Remaining	$—
2020	500
2021	—
2022	1,350
2023	—
Thereafter	1,700
Total	$3,550

Senior Notes — As of June 30, 2019, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). On October 30, 2018, the Company sold, through a public offering, $600 million aggregate principal amount of unsecured variable-rate senior notes due November 1, 2021 (the "2021 Notes") and $400 million aggregate principal amount of unsecured 3.750% senior notes due April 1, 2024 (the "2024 Notes"). The Company intends to use the net proceeds from the issuance of the 2021 Notes and 2024 Notes for general corporate purposes, including to augment liquidity.
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
Lines of Credit — TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At June 30, 2019, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of June 30, 2019 and September 30, 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The Company's repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of June 30, 2019. The remaining contractual maturities of the repurchase agreements with outstanding balances as of September 30, 2018 were less than 30 days. The weighted average interest rate on the balances outstanding as of September 30, 2018 was 2.35%. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of June 30, 2019, the weighted average interest rate on the aggregate principal balance of the Senior Notes was 3.72%.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Gain (loss) on fair value of interest rate swaps	$53	$(21)	$139	$(100)
Gain (loss) on fair value of hedged fixed-rate debt	(53)	21	(139)	100
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2019	September 30, 2018
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$45	$2
Accounts payable and other liabilities	$—	$(96)

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of June 30, 2019 and September 30, 2018, the pay-variable interest rate swap counterparties had pledged $45 million and $10 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2018, the Company had pledged $82 million of collateral to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (a) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (b) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2019 and September 30, 2018. As of June 30, 2019, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility (together, the "TDAC Revolving Facilities"). TDAC entered into the $850 Million Revolving Facility on May 16, 2019, replacing its prior $850 million senior unsecured committed revolving credit facility, which matured on the same date. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 14, 2020, respectively.
The applicable interest rate under each of the TDAC Revolving Facilities is calculated as a per annum rate equal to, at the option of TDAC, (a) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (b) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.07% to 0.175% and from 0.06% to 0.125% on any unused amounts of the $600 Million Revolving Facility and the $850 Million Revolving Facility, respectively, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facilities as of June 30, 2019 and September 30, 2018. As of June 30, 2019, the interest rate margin under the TDAC Revolving Facilities would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. As of June 30, 2019, the commitment fees under the $600 Million Revolving Facility and the $850 Million Revolving Facility were 0.10% and 0.08%, respectively, each determined by reference to the Company's public debt ratings.
The $850 Million Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, change in nature of business, mergers, consolidations, and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum consolidated tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the $850 Million Revolving Facility as of June 30, 2019.
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
There were no borrowings outstanding under any of the intercompany credit agreements as of June 30, 2019 and September 30, 2018.
8. Capital Requirements
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
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2019	$2,980	$479	$2,501	12.44%
September 30, 2018	$2,831	$525	$2,306	10.79%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
June 30, 2019	$218	$0.25	$218
September 30, 2018	$181	$0.25	$181

Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
June 30, 2019	$130	$23	$107
September 30, 2018	$129	$23	$106

The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $88 million and $39 million as of June 30, 2019 and September 30, 2018, respectively, which exceeded the required Tier 1 capital by $67 million and $18 million, respectively.
9. Commitments and Contingencies
Legal and Regulatory Matters
Order Routing Matters — In 2014, five putative class action complaints were filed regarding TD Ameritrade, Inc.'s routing of client orders and one putative class action was filed regarding Scottrade, Inc.'s routing of client orders. Five of the six cases were dismissed and the United States Court of Appeals, 8th Circuit, affirmed the dismissals in those cases that were appealed. The one remaining case is Roderick Ford (replacing Gerald Klein) v. TD Ameritrade Holding Corporation, et al., Case No. 8:14CV396 (U.S. District Court, District of Nebraska). In the remaining case, plaintiff alleges that, when routing client orders to various market centers, defendants did not seek best execution, and instead routed clients' orders to market venues that paid TD Ameritrade, Inc. the most money for order flow. Plaintiff alleges that defendants made misrepresentations and omissions regarding the Company's order routing practices. The complaint asserts claims of violations of Section 10(b) and 20 of the Exchange Act and SEC Rule 10b-5. The complaint seeks damages, injunctive relief, and other relief. Plaintiff filed a motion for class certification, which defendants opposed. On July 12, 2018, the Magistrate Judge issued findings and a recommendation that plaintiff's motion for class certification be denied. Plaintiff filed objections to the Magistrate Judge's findings and recommendation, which defendants opposed. On September 14, 2018, the District Judge sustained plaintiff's objections, rejected the Magistrate Judge's recommendation and granted plaintiff's motion for class certification. On September 28, 2018, defendants filed a petition requesting that the U.S. Court of Appeals, 8th Circuit, grant an immediate appeal of the District Court's class certification decision. The U.S. Court of Appeals, 8th Circuit, granted defendants' petition on December 18, 2018. Briefing on the appeal is complete. The Securities Industry and Financial Markets Association and the U.S. Chamber of Commerce have filed amicus curiae briefs in support of the Company's appeal. The Company intends to vigorously defend against this lawsuit and is unable to predict the outcome or the timing of the ultimate resolution of the lawsuit, or the potential loss, if any, that may result.
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

provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. On August 1, 2018, the Magistrate Judge in that case issued findings and a recommendation that defendants' motions to dismiss the pending complaint be denied with limited exceptions not applicable to the Company. TD Ameritrade, Inc. and other defendants filed objections to the Magistrate Judge's findings and recommendation, which plaintiffs opposed. On September 24, 2018, the District Judge issued an opinion and order adopting the Magistrate Judge's findings and recommendation. In the non-class action lawsuits, approximately 200 named plaintiffs collectively allege a total of approximately $150 million in losses plus other damages. In the Wurster and Pommier cases, the Court, on TD Ameritrade Inc.'s motion, dismissed the claims by those plaintiffs who were TD Ameritrade, Inc. customers, in favor of arbitration. Twenty-nine of those plaintiffs filed claims in a FINRA arbitration on March 13, 2019. The Court in the Wurster and Pommier cases denied TD Ameritrade's motion to dismiss the claims by the plaintiffs who were not TD Ameritrade customers. Plaintiffs in the Ramsdell case have filed a second amended complaint in which TD Ameritrade, Inc. is not named as a defendant. On September 24, 2018, plaintiffs in the Cavanagh case dismissed their claims against TD Ameritrade, Inc. In May 2019, TD Ameritrade settled all of the pending non-class action claims for an immaterial amount paid by its insurers. Plaintiffs and defendants Tonkon Torp and Integrity Bank entered into agreements to settle the claims in the Ciuffitelli case on a class basis for an aggregate amount of $14.6 million subject to Court approval. Following a mediation, on July 9, 2019, plaintiffs and the remaining defendants in the Ciuffitelli case reached an agreement to settle the claims on a class basis for $220 million subject to Court approval. If the Court approves the settlement, TD Ameritrade will contribute $20 million and its insurers $12 million of the aggregate settlement amount. On July 15, 2019, the Magistrate Judge issued findings and a recommendation that the District Judge preliminarily approve the class settlements, and scheduled a settlement hearing for November 26, 2019. The Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $65 million as of June 30, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

	June 30, 2019	September 30, 2018
Client margin securities	$29.0	$31.4
Stock borrowings	1.3	0.8
Total collateral available	$30.3	$32.2

Collateral loaned	$3.1	$2.9
Collateral repledged	4.1	6.3
Total collateral loaned or repledged	$7.2	$9.2

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Condensed Consolidated Balance Sheet Classification	June 30, 2019	September 30, 2018
Cash	Receivable from brokers, dealers and clearing organizations	$461	$545
U.S. government debt securities	Securities owned, at fair value	163	50
Total		$624	$595

The Company manages its sweep program through off-balance sheet arrangements with The Toronto-Dominion Bank ("TD") and unaffiliated third-party depository financial institutions (together, the "Sweep Program Counterparties"). The sweep program is offered to eligible clients whereby the client's uninvested cash is swept into FDIC-insured (up to specified limits) money market deposit accounts at the Sweep Program Counterparties. The Company earns revenue on client cash at the Sweep Program Counterparties based on the return of floating-rate and fixed-rate notional investments. The Company designates amounts and maturity dates for the fixed-rate notional investments within the sweep program portfolios, subject to certain limitations. In the event the Company instructs the Sweep Program Counterparties to withdraw a fixed-rate notional investment prior to its maturity, the Company may be required to reimburse the Sweep Program Counterparties for any losses incurred as a result of the early withdrawal. In order to mitigate the risk of potential loss due to an early withdrawal of fixed-rate notional investments, the Company maintains a certain level of short-term floating-rate investments within the sweep program portfolios to meet client cash demands. See "Insured Deposit Account Agreement" in Note 14 for a description of the sweep arrangement between the Company and TD.
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
See "Insured Deposit Account Agreement" in Note 14 for a description of the guarantees included in that agreement.

10. Fair Value Disclosures
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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018 (dollars in millions):

	June 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,533	$—	$—	$2,533
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	2,847	—	2,847
U.S. government agency mortgage-backed securities	—	767	—	767
Subtotal - Investments segregated and on deposit for regulatory purposes	—	3,614	—	3,614
Securities owned:
U.S. government debt securities	—	313	—	313
Other	1	4	—	5
Subtotal - Securities owned	1	317	—	318
Investments available-for-sale:
U.S. government debt securities	—	1,129	—	1,129
Other assets:
Pay-variable interest rate swaps(1)	—	45	—	45
U.S. government debt securities	—	1	—	1
Subtotal - Other assets	—	46	—	46
Total assets at fair value	$2,534	$5,106	$—	$7,640
Liabilities:
Accounts payable and other liabilities:
Securities sold, not yet purchased:
Equity securities	$1	$—	$—	$1

(1)	See "Fair Value Hedging" in Note 7 for details.

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,373	$—	$—	$2,373
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	225	—	225
U.S. government agency mortgage-backed securities	—	1,302	—	1,302
Subtotal - Investments segregated and on deposit for regulatory purposes	—	1,527	—	1,527
Securities owned:
U.S. government debt securities	—	149	—	149
Other	1	6	—	7
Subtotal - Securities owned	1	155	—	156
Investments available-for-sale:
U.S. government debt securities	—	484	—	484
Other assets:
Pay-variable interest rate swaps(1)	—	2	—	2
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	3	1	4
Total assets at fair value	$2,374	$2,169	$1	$4,544
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$96	$—	$96

(1)	See "Fair Value Hedging" in Note 7 for details.
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
Long-term debt — As of June 30, 2019, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $3.64 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.57 billion. As of September 30, 2018, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $2.51 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $2.44 billion.

11. Offsetting Assets and Liabilities
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of June 30, 2019 and September 30, 2018 (dollars in millions):

	June 30, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated and on deposit for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,285	—	1,285	(30)	(1,234)	21
Other assets:
Pay-variable interest rate swaps	45	—	45	(45)	—	—
Total	$1,830	$—	$1,830	$(75)	$(1,734)	$21
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$3,124	$—	$3,124	$(30)	$(2,822)	$272

	September 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated and on deposit for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	803	—	803	(41)	(744)	18
Other assets:
Pay-variable interest rate swaps	2	—	2	(2)	—	—
Total	$1,305	$—	$1,305	$(43)	$(1,244)	$18
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,914	$—	$2,914	$(43)	$(2,544)	$327
Securities sold under agreements to repurchase(4)	96	—	96	(96)	—	—
Accounts payable and other liabilities:
Pay-variable interest rate swaps	96	—	96	(82)	—	14
Total	$3,106	$—	$3,106	$(221)	$(2,544)	$341

(1)
Included in the gross amounts of deposits paid for securities borrowed is $394 million and $462 million as of June 30, 2019 and September 30, 2018, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $2.26 billion and $2.01 billion as of June 30, 2019 and September 30, 2018, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	June 30, 2019	September 30, 2018
Deposits received for securities loaned:
Equity securities	$2,681	$2,583
Exchange-traded funds	283	223
Real estate investment trusts	83	19
Closed-end funds	62	74
Other	15	15
Total	$3,124	$2,914

(4)
The collateral pledged includes available-for-sale U.S. government debt securities at fair value. All of the Company's repurchase agreements have a remaining contractual maturity of less than 90 days and, upon default by either party, may be terminated at the option of the non-defaulting party. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.

(5)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At June 30, 2019 and September 30, 2018, the Company had received total collateral with a fair value of $1.82 billion and $1.30 billion, respectively, and pledged total collateral with a fair value of $2.85 billion and $2.76 billion, respectively.

(7)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.
12. Accumulated Other Comprehensive Income (Loss)
The following tables present the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$17	$(4)	$13	$(2)	$—	$(2)
Net change in investments available-for-sale	17	(4)	13	(2)	—	(2)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	(1)	—	1	—	1
Net change in cash flow hedging instruments	1	(1)	—	1	—	1
Other comprehensive income (loss)	$18	$(5)	$13	$(1)	$—	$(1)

	Nine Months Ended June 30,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$42	$(10)	$32	$(8)	$1	$(7)
Reclassification adjustment for realized loss included in net income(2)	—	—	—	11	(4)	7
Net change in investments available-for-sale	42	(10)	32	3	(3)	—
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	3	(1)	2	3	—	3
Net change in cash flow hedging instruments	3	(1)	2	3	—	3
Other comprehensive income	$45	$(11)	$34	$6	$(3)	$3

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

The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Investments available-for-sale:
Beginning balance	$12	$(3)	$(7)	$(5)
Other comprehensive income (loss) before reclassifications	13	(2)	32	(7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	7
Current period change	13	(2)	32	—
Ending balance	$25	$(5)	$25	$(5)
Cash flow hedging instruments:
Beginning balance	$(18)	$(18)	$(20)	$(20)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	2	3
Ending balance	$(18)	$(17)	$(18)	$(17)
Total accumulated other comprehensive income (loss):
Beginning balance	$(6)	$(21)	$(27)	$(25)
Current period change	13	(1)	34	3
Ending balance	$7	$(22)	$7	$(22)

13. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and nine months ended June 30, 2019 and 2018.
14. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal year 2006, TD became an affiliate of the Company. TD owned approximately 43% of the Company's common stock as of June 30, 2019. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of the twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of June 30, 2019, the IDA portfolio was comprised of approximately 83% fixed-rate notional investments and 17% floating-rate investments.
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
In the event the marketing fee computation results in a negative amount, the Company must pay the TD Depository Institutions the negative amount. This effectively results in the Company guaranteeing the TD Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the likelihood that the marketing fee calculation would result in a negative amount is remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for the IDA agreement. In the event the Company withdraws a notional investment prior to its maturity, the Company is required to reimburse the TD Depository Institutions an amount equal to the economic replacement value of the investment, as defined in the IDA agreement. See "General Contingencies" in Note 9 for a discussion of how the Company mitigates the risk of losses due to the early withdrawal of fixed-rate notional investments.
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended June 30,		Nine Months Ended June 30,
Description		2019	2018	2019	2018
Insured Deposit Account Agreement	Bank deposit account fees	$392	$363	$1,193	$1,056
Order Routing Agreement (1)	Other revenues	6	1	17	3
Other	Various	2	7	19	21
Total revenues		$400	$371	$1,229	$1,080

		Expenses to TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended June 30,		Nine Months Ended June 30,
Description		2019	2018	2019	2018
Order Routing Agreement (1)	Other expense	$4	N/A	$13	N/A
Other	Various	3	2	6	6
Total expenses		$7	$2	$19	$6

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

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	June 30, 2019	September 30, 2018
Assets:
Receivable from affiliates	$127	$151

Liabilities:
Payable to brokers, dealers and clearing organizations	$23	$47
Payable to affiliates	3	7
Accounts payable and other liabilities	2	—

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
TD, along with other financial institutions, is participating as a lender under the Parent Revolving Facility and the TDAC Revolving Facilities. For additional information regarding the Company's revolving facilities, see Note 7, Long-term Debt and Other Borrowings. As of June 30, 2019 and September 30, 2018, the total lending commitment received from TD under these credit facilities was $221 million and $257 million, respectively. During the nine months ended June 30, 2019, the Company paid approximately $1 million of debt issuance costs to an affiliate of TD in connection with the issuance of the 2021 Notes and 2024 Notes, which is being amortized into interest expense over the terms of the respective 2021 Notes and 2024 Notes.
15. Accelerated Stock Repurchase Agreements
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

On November 27, 2018, the Company entered into an agreement with an investment bank counterparty to purchase $60 million of its common stock under an accelerated stock repurchase transaction (the "November 2018 ASR Agreement"). Pursuant to the terms of the November 2018 ASR Agreement, the Company received an initial delivery of 0.9 million shares of its common stock on November 30, 2018 and received an additional 0.3 million shares upon settlement of the transaction on March 5, 2019. The Company ultimately repurchased a total of approximately 1.2 million shares under the November 2018 ASR Agreement at a net weighted average price of $52.12 per share.
On September 12, 2018, the Company entered into an agreement with an investment bank counterparty to purchase $150 million of its common stock under an accelerated stock repurchase transaction (the "September 2018 ASR Agreement"). Pursuant to the terms of the September 2018 ASR Agreement, the Company received an initial delivery of 2.2 million shares of its common stock on September 13, 2018 and received an additional 0.6 million shares upon settlement of the transaction on October 16, 2018. The Company ultimately repurchased a total of approximately 2.8 million shares under the September 2018 ASR Agreement at a net weighted average price of $53.13 per share.
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
16. Revenue Recognition
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

	As of June 30, 2019
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Assets:
Other assets	$285	$255	$30
Liabilities:
Deferred income taxes	219	212	7
Stockholders' equity:
Retained earnings	8,194	8,171	23

	Three Months Ended June 30, 2019
Condensed Consolidated Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenues:
Other revenues	$59	$40	$19
Operating expenses:
Employee compensation and benefits	325	323	2
Clearing and execution costs	59	47	12
Other	61	54	7
Provision for income taxes	188	188	—
Net income	555	557	(2)
Earnings per share — diluted	$1.00	$1.01	$(0.01)

	Nine Months Ended June 30, 2019
Condensed Consolidated Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenues:
Other revenues	$126	$82	$44
Operating expenses:
Employee compensation and benefits	982	975	7
Clearing and execution costs	161	140	21
Other	142	119	23
Provision for income taxes	530	532	(2)
Net income	1,658	1,663	(5)
Earnings per share — diluted	$2.96	$2.97	$(0.01)

The following tables set forth the disaggregation of the Company's revenue by major source for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2019	2018	% Change
Revenues:
Transaction-based revenues:
Commissions	$320	$334	(4)%
Order routing revenue	117	119	(2)%
Other	40	37	8%
Total transaction-based revenues	477	490
Asset-based revenues:
Bank deposit account fees	421	387	9%
Net interest revenue	383	332	15%
Investment product fees	151	140	8%
Total asset-based revenues	955	859
Other revenues	59	33	79%
Net revenues	$1,491	$1,382

	Nine Months Ended June 30,
	2019	2018	% Change
Revenues:
Transaction-based revenues:
Commissions	$1,010	$1,042	(3)%
Order routing revenue	365	342	7%
Other	125	103	21%
Total transaction-based revenues	1,500	1,487
Asset-based revenues:
Bank deposit account fees	1,280	1,149	11%
Net interest revenue	1,120	916	22%
Investment product fees	431	414	4%
Total asset-based revenues	2,831	2,479
Other revenues	126	88	43%
Net revenues	$4,457	$4,054

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
Bank deposit account fees
Bank deposit account fees consists of revenues earned and recognized over time resulting from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept off-balance sheet to FDIC-insured (up to specified limits) accounts with Sweep Program Counterparties participating in the program. These revenues are based on the return of floating-rate and fixed-rate notional investments, less the actual interest paid to clients and other applicable fees. Bank deposit account fees are collected from the Sweep Program Counterparties on a monthly basis. See "Insured Deposit Account Agreement" in Note 14 for a description of the sweep arrangement between the Company and TD.
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
The following tables present the significant components of investment product fees for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2019	2018	% Change
Investment product fees:
Mutual fund service fees	$73	$63	16%
Investment program fees	70	70	0%
Other	8	7	14%
Total investment product fees	$151	$140

	Nine Months Ended June 30,
	2019	2018	% Change
Investment product fees:
Mutual funds service fees	$208	$186	12%
Investment program fees	199	202	(1)%
Other	24	26	(8)%
Total investment product fees	$431	$414

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
Contract Balances
The following table presents the opening and closing balances of the Company's receivables from contracts with clients that are within the scope of ASC 606 on the Condensed Consolidated Balance Sheets (dollars in millions):

	Contract Balances
	Receivable from Clients	Receivable from Affiliates	Other Receivables	Total Receivables from Contracts with Clients
Opening balance, October 1, 2018	$16	$7	$115	$138
Closing balance, June 30, 2019	17	7	127	151
Increase	$1	$—	$12	$13

The difference between the opening and closing balances of the Company's receivables from contracts with clients primarily results from the timing difference between the Company's performance and the client's payment. No other significant contract assets or liabilities exist as of June 30, 2019 and October 1, 2018.
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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the impact of expenses related to the reduction of retail branch locations on diluted earnings per share; the amount of advertising expense; our effective income tax rate; and our capital and liquidity needs and our plans to finance such needs.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended June 30,				Nine months ended June 30,
	2019		2018		2019		2018
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income (GAAP)	$555	37.2%	$451	32.6%	$1,658	37.2%	$1,019	25.1%
Add:
Depreciation and amortization	38	2.5%	37	2.7%	109	2.4%	106	2.6%
Amortization of acquired intangible assets	31	2.1%	32	2.3%	93	2.1%	107	2.6%
Interest on borrowings	37	2.5%	28	2.0%	107	2.4%	72	1.8%
Provision for income taxes	188	12.6%	152	11.0%	530	11.9%	259	6.4%
EBITDA (non-GAAP)	$849	56.9%	$700	50.7%	$2,497	56.0%	$1,563	38.6%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Our net income increased 23% for the third quarter of fiscal year 2019 compared to the same period in the prior fiscal year, primarily due to an increase in net revenues and a $60 million gain on a business-related divestiture. These increases were partially offset by increases in income taxes, operating expenses and interest on borrowings. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased 21% for the third quarter of fiscal year 2019 compared to the same period in the prior fiscal year, primarily due to an increase in net revenues and a $60 million gain on a business-related divestiture, partially offset by an increase in operating expenses excluding depreciation and amortization.
Our diluted earnings per share increased 27% to $1.00 for the third quarter of fiscal year 2019 compared to $0.79 for the third quarter of the prior fiscal year due to higher net income and a 3% decrease in average diluted shares outstanding as a result of our stock repurchase program. We plan to reduce the number of retail branch offices by 20%, or 80 locations, during the fourth quarter of fiscal year 2019. The estimated costs related to these branch closures are expected to have an unfavorable impact on our diluted earnings per share of $0.02 per share.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018
Our net income increased 63% for the first nine months of fiscal year 2019 compared to the same period in the prior fiscal year, primarily due to a decrease in operating expenses, an increase in net revenues and a $60 million gain on a business-related divestiture, partially offset by increases in the effective income tax rate and interest on borrowings. The effective income tax rate was lower in the same period of the prior fiscal year primarily due to the impact from the enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017.
Our EBITDA increased 60% for the first nine months of fiscal year 2019 compared to the same period in the prior fiscal year, primarily due to a decrease in operating expenses excluding depreciation and amortization, an increase in net revenues and a $60 million gain on a business-related divestiture.
Our diluted earnings per share increased 65% to $2.96 for the first nine months of fiscal year 2019 compared to $1.79 for the first nine months of the prior fiscal year due to higher net income and a 2% decrease in average diluted shares outstanding as a result of our stock repurchase program.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first nine months of fiscal year 2019, asset-based revenues and transaction-based revenues accounted for 64% and 34% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended June 30,		Increase/ (Decrease)	Nine months ended June 30,		Increase/ (Decrease)
	2019	2018		2019	2018
Average bank deposit account balances	$110,333	$116,334	$(6,001)	$113,135	$117,916	$(4,781)
Average interest-earning assets	32,605	30,246	2,359	31,217	31,274	(57)
Average spread-based balances	$142,938	$146,580	$(3,642)	$144,352	$149,190	$(4,838)

Bank deposit account fee revenue	$421	$387	$34	$1,280	$1,149	$131
Net interest revenue	383	332	51	1,120	916	204
Spread-based revenue	$804	$719	$85	$2,400	$2,065	$335

Avg. annualized yield—bank deposit account fees	1.51%	1.32%	0.19%	1.49%	1.28%	0.21%
Avg. annualized yield— interest-earning assets	4.65%	4.34%	0.31%	4.73%	3.86%	0.87%
Net interest margin (NIM)	2.23%	1.94%	0.29%	2.19%	1.83%	0.36%

The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2019	2018		2019	2018
Segregated cash	$34	$23	$11	$82	$79	$3
Client margin balances	271	244	27	816	648	168
Securities lending/borrowing, net	54	55	(1)	158	168	(10)
Other cash and interest-earning investments	26	12	14	71	27	44
Client credit balances	(2)	(2)	—	(7)	(6)	(1)
Net interest revenue	$383	$332	$51	$1,120	$916	$204

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2019	2018		2019	2018
Segregated cash	$5,728	$5,616	2%	$4,800	$8,066	(40)%
Client margin balances	20,639	20,588	0%	20,749	19,089	9%
Securities borrowing	1,249	779	60%	924	933	(1)%
Other cash and interest-earning investments	4,989	3,263	53%	4,744	3,186	49%
Interest-earning assets	$32,605	$30,246	8%	$31,217	$31,274	0%

Client credit balances	$18,979	$19,647	(3)%	$19,167	$20,847	(8)%
Securities lending	3,015	3,135	(4)%	2,669	2,866	(7)%
Interest-bearing liabilities	$21,994	$22,782	(3)%	$21,836	$23,713	(8)%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2019	2018		2019	2018
Segregated cash	2.37%	1.61%	0.76%	2.25%	1.29%	0.96%
Client margin balances	5.19%	4.69%	0.50%	5.19%	4.47%	0.72%
Other cash and interest-earning investments	2.03%	1.49%	0.54%	1.97%	1.12%	0.85%
Client credit balances	(0.05)%	(0.04)%	(0.01)%	(0.05)%	(0.03)%	(0.02)%
Net interest revenue	4.65%	4.34%	0.31%	4.73%	3.86%	0.87%
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended June 30,		Increase / (Decrease)	Nine months ended June 30,		Increase / (Decrease)
	2019	2018		2019	2018
Average fee-based investment balances	$290,607	$256,808	$33,799	$275,945	$246,069	$29,876
Average annualized yield—investment product fees	0.21%	0.22%	(0.01)%	0.21%	0.22%	(0.01)%
Investment product fee revenue	$151	$140	$11	$431	$414	$17

Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2019	2018		2019	2018
Total trades (in millions)	51.95	50.15	4%	161.96	153.08	6%
Average client trades per day	824,600	783,665	5%	870,744	816,445	7%
Trading days	63.0	64.0	(2)%	186.0	187.5	(1)%
Average commissions per trade	$6.92	$7.40	(6)%	$7.01	$7.48	(6)%
Order routing revenue (in millions)	$117	$119	(2)%	$365	$341	7%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2019	2018		2019	2018
Funded accounts (beginning of period)	11,763,000	11,266,000	4%	11,514,000	11,004,000	5%
Funded accounts (end of period)	11,876,000	11,399,000	4%	11,876,000	11,399,000	4%
Percentage change during period	1%	1%		3%	4%

Client assets (beginning of period, in billions)	$1,297.1	$1,185.7	9%	$1,297.5	$1,118.5	16%
Client assets (end of period, in billions)	$1,306.6	$1,229.6	6%	$1,306.6	$1,229.6	6%
Percentage change during period	1%	4%		1%	10%

Net new assets (in billions)	$19.5	$19.8	(2)%	$71.0	$68.4	4%
Net new assets annualized growth rate	6%	7%		7%	8%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2019	2018		2019	2018
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$477	$490	(3)%	$1,500	$1,487	1%
Asset-based revenues:
Bank deposit account fees	421	387	9%	1,280	1,149	11%
Net interest revenue	383	332	15%	1,120	916	22%
Investment product fees	151	140	8%	431	414	4%
Total asset-based revenues	955	859	11%	2,831	2,479	14%
Other revenues	59	33	79%	126	88	43%
Net revenues	1,491	1,382	8%	4,457	4,054	10%
Operating expenses:
Employee compensation and benefits	325	352	(8)%	982	1,228	(20)%
Clearing and execution costs	59	46	28%	161	149	8%
Communications	39	42	(7)%	119	141	(16)%
Occupancy and equipment costs	67	67	0%	199	226	(12)%
Depreciation and amortization	38	37	3%	109	106	3%
Amortization of acquired intangible assets	31	32	(3)%	93	107	(13)%
Professional services	71	70	1%	218	230	(5)%
Advertising	80	63	27%	213	218	(2)%
Other	61	42	45%	142	286	(50)%
Total operating expenses	771	751	3%	2,236	2,691	(17)%
Operating income	720	631	14%	2,221	1,363	63%
Other expense (income):
Interest on borrowings	37	28	32%	107	72	49%
Gain on business-related divestiture	(60)	—	N/A	(60)	—	N/A
Loss on sale of investments	—	—	N/A	—	11	(100)%
Other	—	—	N/A	(14)	2	N/A
Total other expense (income)	(23)	28	N/A	33	85	(61)%
Pre-tax income	743	603	23%	2,188	1,278	71%
Provision for income taxes	188	152	24%	530	259	105%
Net income	$555	$451	23%	$1,658	$1,019	63%
Other information:
Effective income tax rate	25.3%	25.2%		24.2%	20.3%
Average debt outstanding	$3,584	$2,786	29%	$3,471	$2,783	25%
Effective interest rate incurred on borrowings	4.08%	3.94%		4.07%	3.46%

Three-Month Periods Ended June 30, 2019 and 2018
Net Revenues
Commissions and transaction fees decreased 3% to $477 million, primarily due to lower average commissions per trade and the effect of one less trading day during the third quarter of fiscal year 2019 compared to the third quarter of the prior fiscal year. These decreases were partially offset by an increase in client trading activity. Average commissions per trade decreased to $6.92 from $7.40, primarily due to a higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry and lower average contracts per trade on options trades. Average client trades per day increased 5% to 824,600 for the third quarter of fiscal year 2019 compared to 783,665 for the third quarter of the prior fiscal year.
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, increased 11% to $955 million, primarily due to an increase of 29 basis points in net interest margin to 2.23%. This increase was partially offset by a decrease in average client bank deposit account balances. The increase in net interest margin was primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 50 basis points (to between 2.00% to 2.25%) during the third and fourth quarters of fiscal year 2018 and by 25 basis points during the first quarter of fiscal year 2019 (to between 2.25% to 2.50%).
Bank deposit account fees increased 9% to $421 million, primarily due to an increase of 19 basis points in the average yield earned on the bank deposit account balances, partially offset by a 5% decrease in average client bank deposit account balances. The average yield earned on bank deposit account balances increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal years 2018 and 2019, as described above, maturities of investments being reinvested at higher rates and the favorable impact from the removal of the FDIC surcharge in October 2018. The FDIC surcharge began in July 2016, when the FDIC announced its final rule to increase the deposit insurance fund to a statutorily required minimum level by imposing a surcharge on quarterly assessments. These increases were partially offset by higher interest rates paid to clients. The decrease in average client bank deposit account balances is primarily due to clients investing in other asset classes. For more information about the IDA agreement, see Note 14 – Related Party Transactions under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Net interest revenue increased 15% to $383 million, primarily due to increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments as a result of the federal funds rate increases during fiscal years 2018 and 2019, as described above, and a 53% increase in average other cash and interest-earning investment balances.
Investment product fees increased 8% to $151 million, primarily due to an increase in average yields earned on certain investment products and a net increase in average fee-based investment balances. The average yield earned on fee-based investment balances decreased by 1 basis point, as average balance increases were primarily in investment products which earn lower yields.
Other revenues increased 79% to $59 million, primarily due to a $19 million increase in revenue as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018 and increased fees from processing corporate securities reorganizations. The amended guidance requires us to account for certain contract revenues on a gross basis when we are acting as a principal, as compared to prior revenue guidance, which allowed for these contracts to be accounted for on a net basis. For additional information regarding the impacts of the new revenue recognition standard, see Note 16 – Revenue Recognition under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Operating Expenses
Employee compensation and benefits decreased 8% to $325 million, primarily due to $29 million of severance costs related to the Scottrade integration during the third quarter of the prior fiscal year and lower incentive-based compensation during the third quarter of fiscal year 2019. These decreases were partially offset by an increase in the average number of full-time equivalent employees to 9,523 for the third quarter of fiscal year 2019 compared to 9,156 for the third quarter of the prior fiscal year.
Clearing and execution costs increased 28% to $59 million, primarily due to an increase to expense of $12 million during the third quarter of fiscal year 2019 as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018.
Advertising expense increased 27% to $80 million for the third quarter of fiscal year 2019. We expect advertising expense to be at or slightly below the low end of our fiscal year 2019 projection of $300 million, primarily due to lower production costs and anticipated decreases to our advertising spend due to strong expense management. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other operating expenses increased 45% to $61 million, primarily due to a $20 million net legal settlement and an increase to expense of $7 million during the third quarter of fiscal year 2019 as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018. These increases were partially offset by $13 million of costs during the third quarter of the prior fiscal year related to the Scottrade integration, mainly comprised of contract terminations and additional expenses associated with the Scottrade business.

Other Expense (Income) and Income Taxes
Interest on borrowings increased 32% to $37 million, primarily due to a 29% increase in average debt outstanding and an increase of 14 basis points in the average effective interest rate on our debt. On October 30, 2018, we issued $600 million of variable-rate Senior Notes due November 1, 2021 and $400 million of 3.75% Senior Notes due April 1, 2024, for general corporate purposes, including to augment liquidity.
Gain on business-related divestiture consists of a gain from the sale of TD Ameritrade Trust Company's ("TDATC"), an indirect wholly-owned subsidiary of the Company, retirement plan custody and trust assets.
Our effective income tax rate was 25.3% for the third quarter of fiscal year 2019, compared to 25.2% for the third quarter of the prior fiscal year. There were no significant non-recurring items during the third quarter of fiscal year 2019. The effective income tax rate for the third quarter of the prior fiscal year included a net favorable adjustment of $2 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $1 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09 and a $9 million favorable benefit resulting from selectively accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. These items had a favorable impact on our earnings for the third quarter of the prior fiscal year of approximately $0.02 per share. The Act was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%. The effective income tax rate for the third quarter of the prior fiscal year was also impacted by the enactment of the Act, as the U.S. federal statutory income tax rate for companies with a fiscal year end of September 30, 2018 was a blended rate of 24.5%. We estimate our effective income tax rate to be approximately 25% for the remainder of fiscal year 2019, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Nine-Month Periods Ended June 30, 2019 and 2018
Net Revenues
Commissions and transaction fees increased 1% to $1.50 billion, primarily due to increased client trading activity, substantially offset by lower average commissions per trade and the effect of 1.5 fewer trading days during the first nine months of fiscal year 2019 compared to the first nine months of the prior fiscal year. Average client trades per day increased 7% to 870,744 for the first nine months of fiscal year 2019 compared to 816,445 for the first nine months of the prior fiscal year. Order routing revenue increased 7% to $365 million due to higher trading volumes. Average commissions per trade decreased to $7.01 from $7.48, primarily due to a higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry and lower average contracts per trade on options and futures trades.
Asset-based revenues increased 14% to $2.83 billion for the first nine months of fiscal year 2019, primarily due to an increase of 36 basis points in net interest margin to 2.19%, partially offset by a net decrease in average spread-based balances. The increase in net interest margin was primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 100 basis points (to between 2.00% and 2.25%) during fiscal 2018 and by 25 basis points (to between 2.25% to 2.50%) during the first quarter of fiscal year 2019. The increase in net interest margin was also due to the impact of higher average client margin balances, which earn a larger net interest spread.
Bank deposit account fees increased 11% to $1.28 billion, primarily due to an increase of 21 basis points in the average yield earned on the bank deposit account balances, partially offset by a 4% decrease in average client bank deposit account balances. The average yield earned on bank deposit account balances increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal years 2018 and 2019, as described above, maturities of investments being reinvested at higher rates and the favorable impact from the removal of the FDIC surcharge in October 2018. These increases were partially offset by higher interest rates paid to clients. The decrease in average client bank deposit account balances is primarily due to clients investing in other asset classes.
Net interest revenue increased 22% to $1.12 billion, primarily due to increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments as a result of the federal funds rate increases during fiscal years 2018 and 2019, as described above, and a 9% increase in average client margin balances. These increases were partially offset by a 40% decrease in average segregated cash balances and a $10 million decrease in net interest revenue from our securities borrowing/lending program.
Investment product fees increased 4% to $431 million, primarily due to an increase in average yields earned on certain investment products and a net increase in average fee-based investments balances. The favorable impact from the increase in balances was partially offset by decreased balances in higher yielding investment products. The average yield earned on fee-based investment balances decreased by 1 basis point, as average balance increases were primarily in investment products which earn lower yields.
Other revenues increased 43% to $126 million, primarily due to a $44 million increase in revenue as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018 and increased fees from processing corporate securities reorganizations. These increases were partially offset by unfavorable fair market value adjustments to U.S. government debt securities held by our broker-dealer subsidiaries.
Operating Expenses
Employee compensation and benefits decreased 20% to $982 million, primarily due to $207 million of severance and other employment benefits related to the Scottrade integration during the first nine months of the prior fiscal year, with a corresponding decrease in the average headcount, and lower incentive-based compensation during the first nine months of fiscal year 2019. The average number of full-time equivalent employees decreased to 9,439 for the first nine months of fiscal year 2019 compared to 9,912 for the first nine months of the prior fiscal year.
Clearing and execution costs increased 8% to $161 million, primarily due to an increase to expense of $21 million during the first nine months of fiscal year 2019 as a result of the adoption of the new revenue standard recognition standard (ASU 2014-09) on October 1, 2018, partially offset by decreased costs during the first nine months of fiscal year 2019 resulting from the integration of the Scottrade business during the prior fiscal year.
Communications expense decreased 16% to $119 million, primarily due to decreased costs for quotes and market information and decreased costs resulting from the integration of the Scottrade business, including decreased costs for telecommunications.
Occupancy and equipment costs decreased 12% to $199 million, primarily due to decreased costs resulting from the integration of the Scottrade business, including decreased expenses attributed to software maintenance, facilities expenses related to leased facilities and equipment repairs and maintenance.
Amortization of acquired intangible assets decreased 13% to $93 million, primarily due to certain acquired intangible assets becoming fully amortized during the prior fiscal year.
Professional services decreased 5% to $218 million, primarily due to increased usage of consulting and contract services and higher client communication costs associated with the Scottrade integration during the first nine months of the prior fiscal year.
Other operating expenses decreased 50% to $142 million, primarily due to increased costs during the first nine months of the prior fiscal year, consisting of $138 million of costs related to the Scottrade integration, mainly comprised of contract terminations, and an increase in the provision for bad debt of $58 million related to market volatility during February 2018. These increased costs during the prior fiscal year were partially offset by an increase to expense of $23 million during the first nine months of fiscal year 2019 as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018 and a $20 million net legal settlement during the third quarter of fiscal year 2019.
Other Expense (Income) and Income Taxes
Interest on borrowings increased 49% to $107 million, primarily due to a 25% increase in average debt outstanding and an increase of 61 basis points in the average effective interest rate on our debt. On October 30, 2018, we issued $600 million of variable-rate Senior Notes due November 1, 2021 and $400 million of 3.75% Senior Notes due April 1, 2024, for general corporate purposes, including to augment liquidity.
Gain on business-related divestiture consists of a gain from the sale of TDATC's retirement plan custody and trust assets.
Other non-operating income for the first nine months of fiscal year 2019 consists of a $14 million favorable legal settlement.
Our effective income tax rate was 24.2% for the first nine months of fiscal year 2019, compared to 20.3% for the first nine months of the prior fiscal year. The effective income tax rate for the first nine months of fiscal year 2019 included $18 million of favorable adjustments related to state income tax matters and a $3 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on our earnings for the first nine months of fiscal year 2019 of approximately $0.04 per share. The effective income tax rate for the first nine months of the prior fiscal year included a net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances as it pertained to the Act, a $5 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $10 million of favorable resolutions of state income tax matters and a $21 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on our earnings for the first nine months of the prior fiscal year of approximately $0.17 per share.

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
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal year 2019 were financed primarily from our subsidiaries' earnings, cash on hand and borrowings. We plan to finance both our ordinary capital and liquidity needs during the remainder of fiscal year 2019 primarily from our subsidiaries' earnings, cash on hand and borrowings.
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
During fiscal year 2019, we plan to return between 30% to 40% of our non-GAAP net income to our stockholders through cash dividends and up to an additional 40% of our non-GAAP net income through share repurchases. Currently, we anticipate we will return a percentage of non-GAAP net income towards the high end of these expected ranges. We returned $1.21 billion, or approximately 70% of net income excluding amortization of intangible assets and acquisition-related expenses, to our stockholders during the first nine months of fiscal year 2019 through cash dividends and our stock repurchase program. For more information about our stock repurchases and dividends, see "Stock Repurchase Program" and "Cash Dividends" later in this section.
On October 30, 2018, the Company sold, through a public offering, $600 million aggregate principal amount of unsecured variable-rate senior notes due November 1, 2021 (the "2021 Notes") and $400 million aggregate principal amount of unsecured 3.750% senior notes due April 1, 2024 (the "2024 Notes"). We intend to use the net proceeds from the issuance of the 2021 Notes and the 2024 Notes for general corporate purposes, including to augment liquidity. For additional details, see Note 7 - Long-term Debt and Other Borrowings under Item 1, Financial Statements - Notes to Condensed Consolidated Financial Statements.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity. Liquidity could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $1.25 billion and uncommitted facilities of $600 million under the Parent's intercompany credit agreements were available to its primary broker-dealer and FCM/FDM subsidiaries as of June 30, 2019. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of June 30, 2019 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$2,980	$1,198	$1,782
TD Ameritrade, Inc.	$218	$0.3	$218

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$130	$25	$105
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

	June 30, 2019	September 30, 2018
TD Ameritrade Clearing, Inc.	$615	$585
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
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	June 30, 2019	September 30, 2018
TD Ameritrade Clearing, Inc.	$24.3	$22.5
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 are summarized in the following table (dollars in billions):

	June 30, 2019	September 30, 2018
TD Ameritrade Clearing, Inc.	$6.9	$2.9
For general liquidity needs, TDAC currently maintains two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion. TDAC also utilizes secured uncommitted lines of credit for short-term liquidity needs. These facilities are described under "Long-term Debt and Other Borrowings" later in this section.

In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the Parent. The Parent's intercompany credit agreements with TDAC provides for a committed revolving loan facility of $1.20 billion and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under "Long-Term Debt and Other Borrowings – Intercompany Credit Agreements" later in this section.
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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	June 30,	Sept. 30,
	2019	2018	Change
Cash and cash equivalents (GAAP)	$2,953	$2,690	$263
Less: Non-corporate cash and cash equivalents	(2,004)	(2,307)	303
Corporate cash and cash equivalents	949	383	566
Corporate investments	1,129	386	743
Excess regulatory net capital over management targets	689	296	393
Liquid assets (non-GAAP)	$2,767	$1,065	$1,702
The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2018	$1,065
Plus: EBITDA(1)	2,497
Proceeds from issuance of long-term debt	999
Net decrease in cash collateral pledged to interest rate swap counterparties	117
Other investing activities, net	20
Less: Purchase of treasury stock	(673)
Payment of cash dividends	(503)
Income taxes paid	(226)
Purchase of property and equipment	(151)
Interest paid	(112)
Net payments on securities sold under agreements to repurchase	(96)
Other changes in working capital and regulatory net capital	(76)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(74)
Purchase of treasury stock for income tax withholding on stock-based compensation	(12)
Payment of debt issuance costs	(8)
Liquid assets as of June 30, 2019	$2,767

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.

Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 7 – Long-term Debt and Other Borrowings under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Senior Notes — As of June 30, 2019, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

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
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (a) 2.3745% for the swap on the 2019 Notes, (b) 0.9486% for the swap on the 2022 Notes, (c) 1.1022% for the swap on the 2025 Notes and (d) 1.0340% for the swap on the 2027 Notes. As of June 30, 2019, the weighted average interest rate on the aggregate principal balance of the Senior Notes was 3.72%.
Lines of Credit — TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on having acceptable collateral as determined by each secured uncommitted credit agreement. At June 30, 2019, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of June 30, 2019.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. Our repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of June 30, 2019.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2019.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. TDAC entered into the $850 Million Revolving Facility on May 16, 2019, replacing its prior $850 million senior unsecured committed revolving credit facility, which matured on the same date. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 14, 2020, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of June 30, 2019.

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
There are no borrowings outstanding under the intercompany credit agreements as of June 30, 2019.
Stock Repurchase Program
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the third quarter of fiscal year 2019, we repurchased approximately 4.7 million shares at a weighted average purchase price of $51.85 per share. From the inception of this stock repurchase authorization through June 30, 2019 we have repurchased approximately 22.6 million shares at a weighted average purchase price of $47.68 per share. As of June 30, 2019, we had approximately 7.4 million shares remaining under this stock repurchase authorization.
Cash Dividends
We declared a $0.30 per share quarterly cash dividend on our common stock during each quarter of fiscal year 2019. We paid $503 million in cash dividends during the first nine months of fiscal year 2019. We will pay the fourth quarter dividend on August 20, 2019 to all shareholders of record as of August 6, 2019.
Contractual Obligations
There have been no material changes in our contractual obligations outside the ordinary course of business since September 30, 2018.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 9 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 14 – Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (29% of our net revenues for the first nine months of fiscal year 2019). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of June 30, 2019, our consolidated duration was 1.8 years. We have an Asset/Liability Committee serve as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2019 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $130 million to $185 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $125 million to $180 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2019. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II – OTHER INFORMATION
Item 1. – Legal Proceedings
For information regarding legal proceedings, see Note 9 – Commitments and Contingencies – "Legal and Regulatory Matters" under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
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
There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2018.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2019 - April 30, 2019	1,540,218	$52.74	1,536,380	10,542,278
May 1, 2019 - May 31, 2019	1,619,114	$52.16	1,616,825	8,925,453
June 1, 2019 - June 30, 2019	1,523,655	$50.61	1,523,578	7,401,875
Total – Three months ended June 30, 2019	4,682,987	$51.85	4,676,783	7,401,875
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal year 2019.
During the quarter ended June 30, 2019, 6,204 shares were repurchased from employees for income tax withholding in connection with distributions of stock-based compensation.

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

10.1
Credit Agreement, dated May 16, 2019, among TD Ameritrade Clearing, Inc., the lenders parties thereto, Wells Fargo Securities, LLC, Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, TD Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 20, 2019)

10.2	TD Ameritrade Holding Corporation Management Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on May 20, 2019)

10.3	TD Ameritrade Holding Corporation Executive Deferred Compensation Program, as amended and restated (incorporated by reference to Exhibit 4.1 of the Company's Form S-8 filed on July 31, 2019)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Tim Hockey, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Stephen J. Boyle, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 1, 2019

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ TIM HOCKEY
Tim Hockey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)