Form 10-K
period 2019-09-30
TD AMERITRADE HOLDING CORP
filed 2019-11-15
CIK 1173431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	September 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-35509
TD Ameritrade Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-0543156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 South 108th Avenue, Omaha, Nebraska 68154
(Address of principal executive offices) (Zip Code)
(800) 669-3900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock — $0.01 par value	AMTD	The Nasdaq Stock Market LLC
Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
(Title of class)
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $27.7 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 29, 2019, the last trading day of the registrant's most recently completed second fiscal quarter.
The number of shares of common stock outstanding as of November 1, 2019 was 541,646,393 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the registrant's 2020 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

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
Operations
We are a leading provider of securities brokerage services and related technology-based financial services to retail clients and independent registered investment advisors ("RIAs"). We provide our services to individual retail investors and traders and to RIAs predominantly through the Internet, a national branch network and relationships with RIAs. We use our platform to offer brokerage services to retail investors and traders under a simple, low cost structure and brokerage custodial services to RIAs.
We have been an innovator in electronic brokerage services since entering the retail securities brokerage business in 1975. We believe that we were the first brokerage firm to offer the following products and services to retail clients: touch-tone trading; trading over the Internet; mobile trading; unlimited, streaming, free real-time quotes; extended trading hours; direct access to market destinations; commitment on the speed of order execution and trading of select securities 24 hours a day, five days a week. Over the years the number of brokerage accounts, RIA relationships, average daily trading volume and total assets in client accounts have substantially increased. We have also built, and continue to invest in, a proprietary trade processing platform that is both cost-efficient and highly scalable, significantly lowering our operating costs per trade. In addition, we have made significant investments in building the TD Ameritrade brand.
Strategy
We intend to capitalize on the growth and consolidation of the retail brokerage industry in the United States and leverage our low-cost infrastructure to grow our market share and profitability. Our long-term growth objective is to increase our market share of total assets in client accounts, while maintaining a leadership position in client trading, by providing a best-in-class client experience. We strive to enhance the client experience by providing asset management products and services, enhanced trading tools and capabilities and a superior, proprietary, single-platform system to support RIAs. The key elements of our strategy are as follows:

•
Focus on brokerage services.    We continue to focus on attracting retail investors and traders and RIAs to our brokerage services. This focused strategy is designed to enable us to maintain our low operating cost structure while offering our clients outstanding products and services. We primarily route orders for execution of client trades on an agency, rather than on a principal, basis, although we maintain an inventory of fixed income securities to meet client demand.

•
Provide a comprehensive investor solution.    We continue to expand our suite of diversified investment products and services to best serve investors' needs. We help clients make investment decisions by providing investment tools, guidance, education and objective third-party research.

•
Continue to be a leader in the RIA industry.    We provide RIAs with comprehensive brokerage and custody services supported by our robust integrated technology platform, customized personal service and practice management solutions.

•
Leverage our infrastructure to add incremental revenue.    Through our proprietary technology, we deliver a robust online experience for retail investors and traders, providing speed, reliability and quality trade execution services. The scalable capacity of our trading system allows us to process a significant number of additional transactions while incurring minimal additional fixed costs.

•
Continue to be a low-cost provider of quality services.    We achieve low operating costs per trade by creating economies of scale, utilizing our proprietary transaction-processing systems, continuing to automate processes and locating much of our operations in low-cost areas. This low fixed-cost infrastructure gives us significant financial flexibility. In addition, our bank deposit account arrangements with The Toronto-Dominion Bank ("TD") and other third-party financial institutions enable our clients to invest in an FDIC-insured deposit product without the need for us to establish the significant levels of capital that would be required to maintain our own bank charter.

•
Continue to differentiate our offerings through innovative technologies and service enhancements.    We have been an innovator in our industry for over 40 years. We continually strive to provide our clients with the ability to customize their investing and trading experience with our suite of products and services and ongoing new initiatives. We provide our clients greater choice by offering features and functionality to meet their specific needs.

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

Products and Services
We are committed to providing and enhancing a best-in-class client experience. Our products and services include:

•	Common and preferred stock. Clients can purchase common and preferred stocks, American Depository Receipts and closed-end funds traded on any United States exchange or quotation system.

•	Exchange-Traded Funds ("ETFs"). Our ETF Market Center offers our clients more than 2,300 ETFs from leading providers, providing exposure to many asset classes and diverse investment strategies.

•
Mutual funds.    Clients can compare and select from a portfolio of over 13,000 mutual funds from leading fund families, including a broad range of no-transaction-fee funds. Clients can also easily exchange funds within the same mutual fund family.

•	Options. We offer a full range of option trades, including complex and multi-leg option strategies.

•	Futures. We offer futures trades, as well as options on futures, in a wide variety of commodities, stock indices and currencies.

•	Foreign exchange. We offer access to trading in over 75 different currency pairs.

•	Fixed income. We offer our clients access to a variety of Treasury, corporate, government agency and municipal bonds, as well as certificates of deposit.

•	Annuities. We offer access to competitively priced fixed and variable annuities provided by highly-rated insurance carriers.

•
Education. We offer our clients a suite of free education for beginner, intermediate and advanced investors that is designed to teach investors how to approach the selection process for investment securities and actively manage their investment portfolios.

•	New and secondary issue securities. We offer primary and secondary offerings of fixed income securities, closed-end funds, common stock and preferred stock.

•
Margin lending.    We extend credit to clients who maintain margin accounts. Portfolio margin, which bases margin requirements on the net exposure of all positions in an account rather than just on individual positions, is also available for certain qualifying accounts with net liquidating values of at least $125,000.

•
Cash management services.    Through third-party banking relationships, we offer FDIC-insured deposit accounts and money market mutual funds to our clients as cash sweep alternatives. Through these relationships, we also offer free standard checking, free online bill pay and ATM services with unlimited ATM fee reimbursements at any machine nationwide.

•	U.S. Market access in Asia. We offer clients in Singapore and Hong Kong access to U.S. markets and the ability to trade stocks, ETFs, options, futures and options on futures.
We provide our clients with an array of channels to access our products and services. These include the Internet, our network of retail branches, mobile trading applications, chatbot, interactive voice response and registered representatives via telephone.
Prior to October 3, 2019, we earned commissions and transaction fees on client trades in common and preferred stock, certain ETFs, exchange-traded notes, closed-end funds, options, futures, foreign exchange, mutual funds, fixed income securities and annuities. Effective October 3, 2019, we introduced: (1) $0 commissions on online exchange-listed stock, ETF (domestic and Canadian) and option trades and (2) a fee of $0.65 per contract on listed stock and ETF option trades with no additional exercise and assignment fees. Order routing revenue generated from payments and/or rebates received from market centers is a component of commissions and transaction fees. Margin lending, securities borrowed and loaned transactions and client cash generate net interest revenue. Cash management services generate bank deposit account fees. Fees earned from mutual funds, investment program fees and referrals generate investment product fee revenues. Other revenues include proxy income, solicit and tender fees and other fees charged for ancillary services provided to clients. The following table presents the percentage of net revenues contributed by each class of similar services during the last three fiscal years:

	Percentage of Net Revenues Fiscal Year Ended September 30,
Class of Service	2019	2018	2017
Commissions and transaction fees	33.3%	36.1%	37.6%
Bank deposit account fees	28.5%	28.3%	30.1%
Net interest revenue	25.5%	23.3%	18.8%
Investment product fees	9.7%	10.2%	11.5%
Other revenues	3.0%	2.1%	2.0%
Net revenues	100.0%	100.0%	100.0%
Client Service and Support
We strive to provide the best client service in the industry, as measured by speed of response time to telephone calls, turnaround time responding to client inquiries and client satisfaction with the account relationship. We are committed to delivering a meaningful investing experience to our diverse client base.
We endeavor to optimize our client service by:

•
assuring prompt response to client service calls through adequate staffing with properly trained and motivated personnel in our client service departments, a majority of whom hold the Financial Industry Regulatory Authority ("FINRA") Series 7 license; tailoring client service to the particular expectations of clients; and expanding our use of technology to provide automated responses to the most typical inquiries generated in the course of clients' trading, investing and related activities.

We provide client service and support through the following means:

•
Websites.    Our websites provide information on how to use our services, a variety of self-service capabilities and an in-depth education center that includes a selection of online investing courses. Clients also have access to a virtual agent, enabling them to ask questions about our products, tools and services, as well as access to live agents through chat capabilities.

•	Branches. We offer a nationwide network of retail branch offices, with more than 275 retail branches located in 47 states and the District of Columbia.

•	Email. Our operating standards require a response within 24 hours of receipt of the email, but we strive to respond within four hours after receiving the original message.

•
Telephone.   We provide a toll-free number that connects to advanced call handling systems, which provide automated processing of calls. Our systems also allow linkage between caller identification and the client database to give the client service representative immediate access to the client's account data when the call is received. Client service representatives are available 24 hours a day, seven days a week.

•	Mobile app. Support on the TD Ameritrade Mobile Trader App allows clients to text with a trading specialist for immediate answers to questions or share their screens for help.

•	TTY services for the hearing impaired. We provide sign language and oral interpreters and/or other auxiliary aids and services free of charge for the hearing impaired.
Technology and Information Systems
Our technological capabilities and systems are central to our business and are critical to our goal of providing the best execution at the best value for our clients. Our operations require reliable, scalable systems that can handle complex financial transactions for our clients with speed and accuracy. We maintain sophisticated and proprietary technology that automates securities transactions. Our ability to effectively leverage and adopt new technology to improve our services is a key component of our success.
We continue to make investments in technology and information systems. We have spent a significant amount of resources to increase capacity and improve speed, reliability and security. To provide for system continuity during potential power outages, we have equipped our data centers with uninterruptible power supply units and back-up generators. We invest annually in our cybersecurity capabilities and utilize the industry standard, National Institute of Standards and Technology framework, as well as leading risk mitigation approaches to benchmark ourselves and to continually enhance client and systems protection.
Advertising and Marketing
We intend to continue to grow and increase our market share by advertising online, on television, in print, on our own websites and utilizing various forms of social media. We invest heavily in advertising programs designed to bring greater brand recognition to our services, and we intend to continue to aggressively advertise. From time to time, we may choose to increase our advertising to targeted groups of investors or increase or decrease our advertising in response to market conditions.
Advertising for retail clients is generally conducted through digital, search and social media, financial news networks and other television and cable networks. We also place print advertisements in a broad range of business publications. Advertising for institutional clients is significantly less than for retail clients and is generally conducted through highly-targeted media.
To monitor the success of our various marketing efforts, we utilize a media mix model that uses robust data to analyze the return on investment of our marketing expenses. This model also supports decisions on spending levels and helps us determine the point at which we begin to experience diminishing returns. Additionally, our advanced data and analytics capabilities enable a more targeted, personalized experience for prospective and existing clients. How we share client information is disclosed in our privacy statement.
All of our securities brokerage-related communications with the public are regulated by FINRA. All of our futures and foreign exchange brokerage-related communications with the public are regulated by the National Futures Association ("NFA").
Clearing Operations
Our subsidiary, TD Ameritrade Clearing, Inc. ("TDAC"), provides clearing and execution services for our securities brokerage business. Clearing services include the confirmation, receipt, settlement, delivery and record-keeping functions involved in processing securities transactions. TDAC:

•	maintains client accounts;

•	extends credit in margin accounts to clients;

•	engages in securities lending and borrowing;

•	settles securities transactions with clearinghouses such as The Depository Trust & Clearing Corporation ("DTCC") and The Options Clearing Corporation ("OCC");

•	settles commissions and transaction fees;

•	prepares client trade confirmations and statements;

•	performs designated cashiering functions (including delivery and receipt of funds and securities to and from clients);

•	possesses, controls and safeguards funds and securities in client accounts;

•	processes cash sweep transactions to and from bank deposit accounts and money market mutual funds;

•	transmits tax accounting information to clients and to the applicable tax authorities; and

•	forwards prospectuses, proxy materials and other shareholder information to clients.
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
Net capital rules are designed to protect clients, counterparties and creditors by requiring a broker-dealer, an FCM or an FDM to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealer's, an FCM's or an FDM's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Under the SEC Uniform Net Capital Rule, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount below required levels. A broker-dealer is required to provide notice to the SEC and FINRA if its net capital is below certain required levels. Likewise, an FCM and an FDM, such as TDAFF, must provide notice to the CFTC if its adjusted net capital amounts are below required levels.
Certain of our subsidiaries are also registered as investment advisors under the Investment Advisers Act of 1940. We are also subject to regulation in all 50 states, the District of Columbia and Puerto Rico, including registration requirements. TD Ameritrade Trust Company is chartered in the state of Maine as a state-regulated non-depository trust company. TD Ameritrade Singapore Pte. Ltd. is licensed by the Monetary Authority of Singapore and TD Ameritrade Hong Kong Ltd. is licensed by the Securities and Futures Commission of Hong Kong.
In its capacity as a securities clearing firm, TDAC is a member of the DTCC and the OCC, each of which is registered as a clearing agency with the SEC. As a member of these clearing agencies, TDAC is required to comply with the rules of such clearing agencies, including rules relating to possession or control of client funds and securities, margin lending and execution and settlement of transactions.
Margin lending activities are subject to limitations imposed by regulations of the Federal Reserve System and FINRA. In general, these regulations provide that, in the event of a significant decline in the value of securities collateralizing a margin account, we are required to obtain additional collateral from the borrower or liquidate security positions.
Because TD owns more than 25% of our common stock, we are considered a non-bank subsidiary of TD under the Bank Holding Company Act of 1956 (the "BHC Act").  As a result, we are subject to the supervision and regulation of the Federal Reserve.  These banking regulations limit the activities and the types of businesses that we may conduct and the types of companies we may acquire. Under these regulations, the Federal Reserve could impose significant limitations on our current business and operations.  TD is currently regulated as a "financial holding company" under the BHC Act, which allows TD and us to engage in a much broader set of activities than would otherwise be permitted under the BHC Act.
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
Our management team is responsible for managing risk. It is overseen by our board of directors, primarily through the board's Risk Committee. We use risk management processes and have policies and procedures for identifying, measuring and managing risks, including establishing threshold levels for our most significant risks. Our risk management, compliance, internal audit, and legal departments assist in identifying and managing risks. Our management team's Enterprise Risk Committee ("ERC") is responsible for reviewing risk exposures and risk mitigation. Subcommittees of the ERC have been established to assist in identifying and managing specific areas of risk.
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
Cybersecurity Risk — Cybersecurity risk is the risk of a malicious technological attack intended to impact the confidentiality, availability, or integrity of our systems and data, including, but not limited to, sensitive client data. Our technology and security teams rely on a layered system of preventive and detective technologies, practices, and policies to detect, mitigate, and neutralize cybersecurity threats. In addition to the ERC, our management team's Security Executive Oversight Committee regularly assesses our cybersecurity risks and mitigation efforts. Cyber attacks can also result in financial and reputational risk.
Market Risk — Market risk is the risk of loss resulting from adverse movements in market factors, such as asset prices, foreign exchange rates and interest rates. Our market risk related to asset prices is mitigated by us routing client trades for execution, primarily on an agency rather than on a principal basis, and our maintenance of fixed-income securities to meet client requirements. Interest rate risk is our most prevalent form of market risk. For more information about our interest rate risk and how we manage it, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
Credit Risk — Credit risk is the risk of loss resulting from failure of obligors to honor their payment obligations. Our exposure to credit risk mainly arises from client margin lending and leverage activities, securities lending activities and other counterparty credit risks. For more information about our credit risk and how we manage it, see Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
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
Intellectual Property Rights
Our success and ability to compete are significantly dependent on our intellectual property. We rely on copyright, trade secret, trademark, domain name, patent and contract laws to protect our intellectual property and have utilized the various methods available to us, including filing applications for patents and trademark registrations with the United States Patent and Trademark Office and entering into written licenses and other technology agreements with third parties. Our patented and patent pending technologies include stock indexing and investor education technologies, as well as innovative trading and analysis tools. Our trademarks include both our primary brand, TD Ameritrade (including the "TD" name through a trademark license agreement with TD), as well as brands for other products and services. A substantial portion of our intellectual property is protected by trade secrets. The source code and object code for our proprietary software are also protected using applicable methods of intellectual property protection and general protections afforded to confidential information. In addition, it is our policy to enter into confidentiality and intellectual property ownership agreements with our employees and confidentiality and noncompetition agreements with our independent contractors and business partners and to control access to and distribution of our intellectual property.
Employees
As of September 30, 2019, we had 9,226 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, future results of operations or stock price, and many of which we cannot control. Although the risks described below are those that we believe are the most significant, these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material also may materially affect our business, financial condition, future results of operations or stock price.
Risk Factors Relating to Our Business Operations
Economic, social and political conditions and other securities industry risks could adversely affect our business.
Substantially all of our revenues are derived from our securities brokerage business, which generates asset-based revenues and transaction-based revenues. Like other securities brokerage businesses, we are directly affected by economic, social and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Events in global financial markets in recent years resulted in substantial market volatility and increased client trading volume, but any sustained downturn in general economic conditions or U.S. equity markets could result in reduced client trading volume and order routing revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability.
Our exposure to interest rate risk could adversely affect our profitability.
As a fundamental part of our securities brokerage business, we invest in interest-earning assets and are obligated on interest-bearing liabilities. In addition, we earn fees on our FDIC-insured deposit account arrangements with TD Bank USA, N.A., TD Bank N.A. and with other third-party financial institutions, which are subject to interest rate risk. Continued uncertainty resulting from U.S. fiscal and political matters have impacted and may continue to impact the U.S. and global economies. The direction and level of interest rates are important factors in our profitability.
A falling interest rate environment generally results in our earning a smaller net interest spread. Conversely, a rising interest rate environment generally results in our earning a larger net interest spread.
Our most prevalent form of interest rate risk is referred to as "gap" risk. This risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low (but rising) interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yield paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. If we are unable to effectively manage our interest rate risk, changes in interest rates could have adverse effects on our profitability.

Inability to meet the funding needs of our securities brokerage operations for any reason would have a material adverse effect on our business.
Maintaining adequate liquidity is crucial to our securities brokerage operations, including key functions such as transaction settlement and margin lending. We are subject to cash deposit and collateral requirements with clearinghouses such as the DTCC and the OCC, which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity. We satisfy our liquidity needs primarily from working capital and cash generated by client activity, as well as external financing. Our liquidity needs to support interest-earning assets are primarily met by client cash balances or financing created from our securities lending activities. A reduction of funds available from these sources may require us to seek other potentially more expensive forms of financing, such as borrowings on our revolving credit facilities.
Factors which may adversely affect our liquidity positions include subsidiaries having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in client accounts, a dramatic increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or client confidence resulting in unanticipated withdrawals of client funds.
Reduction in our liquidity could, in itself, reduce client confidence in us, which would result in the transfer of client assets and accounts, or could cause us to fail to satisfy our liquidity requirements. Also, while our regulated subsidiaries currently satisfy regulatory capital requirements, any failure to do so would curtail their operations and their ability to pay dividends to the parent company, which would reduce our liquidity and adversely affect our ability to repay debt and return capital to stockholders. We would then need to provide additional funding to such subsidiaries.
Our liquidity could be constrained if we are unable to obtain financing on acceptable terms, or at all, due to a variety of unforeseen market disruptions. During periods of disruption in the credit and capital markets, borrowing costs may increase and potential sources of external financing may be reduced or even eliminated. In addition, a significant downgrade in our credit ratings could increase our borrowing costs and limit our access to the credit and capital markets. Inability to meet our funding needs on a timely basis would have a material adverse effect on our business.
Our exposure to credit risk with clients and counterparties could result in losses.
We extend margin credit and leverage to clients, which are collateralized by client cash and securities. We also borrow and lend securities in connection with our broker-dealer business. A significant portion of our net revenues is derived from interest on margin loans. By permitting clients to purchase securities on margin and exercise leverage with options and futures positions, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client's indebtedness. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have adverse effects on our revenues and profitability. We also engage in financial transactions with counterparties, including securities sold under agreements to repurchase, that expose us to credit losses in the event counterparties cannot meet their obligations. We have policies and procedures designed to manage credit risk, but our policies and procedures may not be fully effective.
We need to introduce new products and services and update or enhance existing products and services to remain competitive.
We compete in a technology-intensive industry characterized by rapid innovation. Our future success depends in part on our ability to introduce new products and services or update or enhance our existing products and services. In addition, the adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to update, enhance or adapt our services or infrastructure.
There are significant technical and financial costs and risks in the development of new or enhanced products and services, including the risk that we might be unable to effectively use new technologies, adapt our services to emerging industry standards or develop, introduce and market updated, enhanced or new products and services. An inability to develop new products and services, or to update or enhance existing offerings, could have adverse effects on our business and results of operations.
Our clearing operations expose us to liability for errors in clearing functions.
Our broker-dealer subsidiary, TDAC, provides clearing and execution services for our securities brokerage business. Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession or control of client securities and other assets and the clearing of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations, such as the DTCC and the OCC, in settling client securities transactions. Clearing securities firms, such as TDAC, are subject to substantially more regulatory oversight and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of clients, could lead to regulatory fines and civil penalties as well as losses and liability in related legal proceedings brought by clients and others.
A default by a large financial institution could adversely affect financial markets and our business.
The commercial soundness of many financial institutions are closely interrelated as a result of credit, trading, clearing and other relationships among the institutions. For example, increased centralization of trading activities through clearing houses and clearing agencies has occurred and may continue to occur in the future. This is driven by market forces and legal measures and may increase our concentration of risk with respect to these entities. As a result of this connectedness, concerns about, or a default or threatened default by, one institution can lead to significant market-wide liquidity and credit problems, defaults and losses by others. Sometimes referred to as "systemic risk," this phenomenon may adversely affect financial intermediaries such as clearing houses, clearing agencies, exchanges, banks and securities firms with which we interact daily and could therefore negatively impact our business. Our membership agreements with the DTCC and OCC may require us to contribute capital to the clearing agencies if one or more other members default on their obligations.
Aggressive competition could reduce our market share, revenues and profits.
The market for electronic securities brokerage services is continually evolving and is intensely competitive. The securities brokerage industry has experienced significant consolidation, which may continue in the future, likely increasing competitive pressures in the industry. Consolidation could enable other firms to offer a broader range of products and services than we do, or offer them on better terms, such as higher interest rates paid on cash held in client accounts. We expect this intensely competitive environment to continue in the future. We face direct competition from numerous securities brokerage firms, including E*TRADE Financial Corporation, The Charles Schwab Corporation and Fidelity Investments. We also encounter competition from the broker-dealer affiliates of established full-commission brokerage firms, such as Merrill Lynch and Morgan Stanley, as well as from banks, mutual fund sponsors, online wealth management services (including so-called "robo-advisors") and other financial institutions and organizations, some of which provide online brokerage services. Some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of services and financial products, and have greater name recognition and a more extensive client base than we do. Others offer a narrower range of products and services but benefit from a lower cost structure than we have. We believe that the general financial success of companies within the securities brokerage industry will continue to attract new competitors to the industry, such as software development companies, insurance companies, providers of online financial information and others. These companies may provide a more comprehensive suite of services than we do or offer services at lower prices. Increased competition could have adverse effects on our business such as reducing our market share, revenues and profits.
Our ability to compete successfully in the securities brokerage industry depends on a number of factors, such as:

•	maintaining and expanding our market position;

•	attracting and retaining customers;

•	providing easy to use and innovative financial products and services;

•	our reputation and the market perception of our brand and overall value;

•	maintaining competitive pricing;

•	competing in a concentrated competitive landscape;

•	optimizing our costs of doing business;

•	the effectiveness of our technology (including cybersecurity defenses), products and services;

•	deploying a secure and scalable technology and back office platform;

•	complying with the differences in regulatory oversight regimes;

•	attracting new employees and retaining our existing employees; and

•	general economic and industry trends, including customer demand for financial products and services.
Our competitive position within the industry could be adversely affected if we were unable to address these factors adequately.
Information system failures, delays and capacity constraints could harm our business.
We receive and process trade orders through a variety of electronic channels, including the Internet, mobile trading applications and our interactive voice response system. These methods of trading are heavily dependent on the integrity of the electronic systems supporting them. Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, human error, execution error, errors in models (such as those used for asset management, risk management, stress testing and compliance), employee misconduct, unauthorized trading, external fraud, cyber attacks, terrorist attacks, capacity constraints, software flaws, events impacting key vendors, phishing or other attempted unauthorized access, computer viruses, distributed denial of service ("DDOS") attacks, spurious spam attacks, ransomware, intentional acts of vandalism and similar events. It could take several hours or more to restore full functionality following any of these events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Extraordinary Internet traffic caused by DDOS, spam attacks or extreme market volatility could cause our website or other trading applications to be unavailable or slow to respond.
We may not be able to project accurately the rate, timing or cost of any increases in our business or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. While we have made significant investments in the reliability and scalability of our systems and added hardware and services to address extraordinary Internet traffic, there can be no assurance that our systems will be sufficient to handle extraordinary circumstances. Systems failures and delays could occur and could cause, among other things, unanticipated disruptions in service to our clients, substantial losses to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction and harm to our reputation. Slowness or unavailability may not impact all trading channels evenly, and some trading channels may be impacted while others are not. Social media and media reports may conflate one channel being unavailable with all channels being unavailable. Should our operations be disrupted, we might need to make significant unbudgeted investments to upgrade, repair or replace our technology infrastructure and might not be able to make such investments on a timely basis. As a result of these technological, operational and financial issues, we could suffer unexpected losses, reputational damage and/or regulatory action.
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
Further, a cybersecurity intrusion could occur and persist for an extended period of time without detection, and any investigation of a cybersecurity intrusion could require a substantial amount of time. During all this time we might not know the extent of the harm or how best to remediate it, and errors or omissions could be repeated or compounded before being discovered and remediated, all of which could aggravate the costs and consequences of the intrusion. A cybersecurity intrusion could result in misappropriation of our information or client information, destruction or obfuscation of information, inability to access or use information or impairment of the integrity of information, all of which could result in us being unable to perform our obligations to our clients, which could result in regulatory action and risk of claims for damages from clients.

As our business model relies heavily on our clients' use of their own personal computers, mobile devices and the Internet, our business and reputation could be harmed by security breaches of our clients and third parties. Computer viruses and other attacks on our clients' personal computer systems, home networks and mobile devices or against the third-party networks and systems of Internet and mobile service providers could create losses for our clients even without any breach in the security of our systems and could thereby harm our business and our reputation. As part of our asset protection guarantee, we may reimburse our clients for losses in their accounts caused by a breach of security of our clients' own computers (through no fault of the client). Such reimbursements may not be covered by applicable insurance and could have an adverse effect on our business, financial condition and results of operations. The occurrence of any of these events could have adverse effects on our business, financial condition and results of operations. There is no guarantee that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis or that we will be able to retain all of the skilled information technology employees that we need.
Failure to protect client data or prevent breaches of our information systems could expose us to liability or reputational damage.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations and with our clients and vendors. As the breadth and complexity of this infrastructure continue to grow, the potential risk of security breaches and cyber attacks increases. Developing and enhancing new products and services, which is necessary for us to remain competitive, may involve the use or creation of new technologies, exposes us to cybersecurity and privacy risks that cannot be completely anticipated and increases the risk of security breaches and cyber attacks. As a financial services company, we are continuously subject to cyber attacks, DDOS and ransomware attacks, malicious code and computer viruses by activists, hackers, organized crime, foreign state actors and other third parties. Such breaches could lead to shutdowns or disruptions of our systems, account takeovers and unauthorized gathering, monitoring, misuse, loss, total destruction and disclosure of data and confidential information of ours, our clients, our employees or other third parties, or otherwise materially disrupt our or our clients' or other third parties' network access or business operations. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information. The secure transmission of confidential information over public networks is also a critical element of our operations. Despite our efforts to assure the integrity of our systems, we may not be able to anticipate or to implement effective preventive measures against all security breaches, especially because the techniques that are used change frequently or are not recognized until launched and because security attacks can originate from a wide variety of sources. Data security breaches may also result from non-technical means (such as employee misconduct).
We, along with the financial services industry in general, have experienced losses related to clients' login and password information being compromised, generally caused by attacks capturing credentials directly from clients themselves, through phishing attacks, clients' use of non-secure public computers or vulnerabilities of clients' private computers and mobile devices. In 2007, we discovered and eliminated unauthorized code from our computer systems that had allowed an unauthorized third party to retrieve client email addresses, names, addresses and phone numbers from an internal database. Following the incident, we incurred significant remediation costs. In addition, in 2013, Scottrade Financial Services, Inc., which we acquired in September 2017, experienced a database breach. We are aware of subsequent attempts by other attackers to penetrate our systems using similar techniques and similar attacks against other financial institutions. Although we have taken steps to reduce the risk of such threats, our risk and exposure to a cyber attack or related breach remains heightened due to the evolving nature of these threats, our plans to continue to implement mobile access solutions to serve our clients, our routine transmission of sensitive information to third parties, the current global economic and political environment, external extremist parties and other developing factors. If a cyber attack or similar breach were to occur, we could suffer damage to our reputation and incur significant remediation costs and losses.
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

Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, including a cyber attack by third parties who may deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, regulatory fines, financial responsibility under our asset protection guarantee to reimburse clients for losses in their accounts resulting from unauthorized activity in their accounts (through no fault of the client) and damage to our reputation and could have adverse effects on our results of operations.
Any actual or perceived breach of the security of our technology, or media reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers, could damage our reputation, expose us to the risk of litigation and liability, disrupt our operations, increase our costs with respect to investigations and remediations, reduce our revenues as a result of the theft of intellectual property, and otherwise adversely affect our business. Further, any actual or perceived security breach or cyber attack directed at other financial institutions or financial services companies, whether or not we are impacted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us. The occurrence of any of these events could have adverse effects on our business and results of operations.
If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and criminal prosecutions.
Although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it might be insufficient in type or amount to protect us against all losses and costs stemming from security breaches, cyber attacks and other types of unlawful activity or any resulting disruptions from such events.
We also face risk related to external fraud involving the misappropriation and use of clients' user names, passwords or other personal information to gain access to their accounts. This could occur from the compromise of clients' personal electronic devices or as a result of a data security breach at an unrelated company where clients' personal information is taken and then made available to fraudsters. This risk has grown in recent years due to the increased sophistication and activities of organized crime and other external parties, including foreign state-sponsored parties. Losses in client accounts reimbursed under our asset protection guarantee against unauthorized account activity (through no fault of the client) could have adverse effects on our business, financial condition and results of operations.
Our investment advisory services subject us to additional risks that could result in liability for client losses, fines, penalties and other adverse effects.
We provide investment advisory services to investors through our SEC-registered investment advisors, TD Ameritrade, Inc., TD Ameritrade Investment Management, LLC and TradeWise Advisors, Inc. ("TradeWise"). TD Ameritrade, Inc. offers AdvisorDirect,® a service that refers a client to an independent RIA on the TD Ameritrade institutional platform. TD Ameritrade Investment Management, LLC manages an investment portfolio, through its Essential, Selective or Personalized Portfolios services, based on an investor's objectives, time horizon and risk tolerance. TradeWise provides an option advisory subscription service for self-directed investors. The risks associated with these investment advisory activities include those arising from possible conflicts of interest, unsuitable investment recommendations, inadequate due diligence, inadequate disclosure and fraud. Realization of these risks could lead to liability for client losses, regulatory fines, civil penalties and harm to our reputation and business.
Mergers and acquisitions in which we might engage involve risks that could adversely affect our business.
As part of our growth strategy, we regularly consider, and from time to time engage in, discussions and negotiations regarding transactions, such as mergers, acquisitions and other business combinations within our industry. The purchase price for possible acquisitions of businesses and technologies might be paid in cash, through the issuance of common stock or other securities, borrowings or a combination of these methods.

Business combinations entail numerous risks, including:

•	difficulties in the integration of acquired operations, services and products, which can impact retention of client accounts;

•	failure to achieve expected synergies;

•	diversion of management's attention from other business concerns;

•	assumption of unknown material liabilities of acquired companies, which could become material or subject us to litigation or regulatory risks;

•	amortization of acquired intangible assets, which could reduce future reported earnings; and

•	potential loss of clients or key employees.
We cannot be certain that we will be able to identify, consummate and successfully integrate business combinations, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. Also, business combinations are typically subject to closing conditions, including regulatory approvals and the absence of a material adverse change. Therefore, if and when we enter into a business combination agreement, there can be no guarantee that the transaction will close when expected, or at all. If a material transaction does not close, our stock price could decline.
Nevertheless, opportunities arise from time to time that we choose to evaluate. Any transactions that we pursue and consummate would involve these risks and uncertainties, as well as others. The risks of a business combination could result in the failure of the anticipated benefits of that particular combination to be realized, which in turn could have adverse effects on our business, financial condition, results of operations and prospects.
At our risk, we rely on external service providers to perform certain key functions.
We rely on a number of external service providers for certain key technology, processing, service and support functions. These include the services of other broker-dealers, market makers, exchanges and clearinghouses to execute and settle client orders. We contract with external providers for futures and foreign exchange clearing. External content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients. These service providers face technological, operational and security risks of their own. A significant failure by any of them, such as improper use or disclosure of our confidential client, employee or Company information, could interrupt our business, subject us to losses and harm our reputation. Also, our external service providers may rely on others, including subcontractors or cloud computing service providers, to provide services to us, subject to similar risks.
We evaluate external service providers to verify that they can support the stability of our operations and systems. There is no assurance, however, that we will not experience business interruption or loss due to an act or omission of such a service provider. Any significant failures or security breaches by or of our external service providers or their subcontractors, including any actual or perceived cyber attacks, security breaches, fraud, phishing attacks, acts of vandalism, information security breaches and computer viruses that could result in unauthorized access, misuse, loss or destruction of data, interruption in service or other similar events, could interrupt our business, cause us to incur losses, subject us to fines or litigation and harm our reputation. An interruption in or the cessation of service by any external service provider and our inability to make alternative arrangements in a timely manner could have a material impact on our ability to offer products and services, cause us to incur losses, and could lead to a general loss of customer confidence in our security measures and technology infrastructure.
There is no assurance that our external service providers or their subcontractors will be able to continue to provide these services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs in the future. Some external service providers have assets located outside the United States that are integral to their service to us. Their ability to continue providing these services is subject to the risks of unfavorable political, economic, legal and other developments such as social or political instability, changes in government policies or changes in laws and regulations.
An interruption in or the cessation of service by an external service provider as a result of systems failure, capacity constraint, financial constraint or other financial problem, unanticipated trading market closure or for any other reason, coupled with our possible inability to make alternative arrangements in a smooth and timely manner, could have adverse effects on our business, financial condition and results of operations. In this connection, we could incur significant additional costs to implement enhanced protective measures and technology, to investigate and remediate vulnerabilities or other exposures or to make required notifications. Switching to an alternative service provider might require a transition period and result in less efficiency.
Employee misconduct, which can be difficult to detect and deter, could harm our reputation and subject us to significant legal liability.
There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. Our employees could engage in misconduct that adversely affects our business. The precautions that we take to detect and deter employee misconduct might not be effective. If one or more of our employees were to improperly access, use or disclose confidential information or engage in other misconduct, we could be subject to regulatory sanctions and suffer serious harm to our financial condition, reputation, client relationships and prospects of attracting additional clients.
Our risk management practices may leave us exposed to unidentified or unanticipated risk.
Our management team is responsible for managing risk, using risk management processes, policies and procedures to identify, measure and manage risks. The risk committee of our board of directors assists the board in its oversight responsibilities relating to the identification, monitoring and assessment of the key risks of the Company, including the significant policies, procedures and practices employed in risk management. Our risk management methods, however, may not identify future risk exposures and may not be completely effective in mitigating our key risks. Furthermore, our risk management methods may not properly identify and mitigate the aggregation of risks across our organization or the interdependency of our risk mitigation efforts. In addition, some of our risk management methods are based on assumptions that could prove to be inaccurate. Failure to manage risk effectively could adversely affect our business, financial condition and results of operations.
The expected phase-out of LIBOR could negatively impact our net interest income and could have other adverse effects.
Certain of the indentures and credit agreements governing our outstanding indebtedness for borrowed money reference LIBOR as the benchmark rate to determine the applicable interest rate or payment amount. We also use LIBOR in some of our financial models. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount, depending on the terms of the governing instruments, and work will be required to transition to using the new benchmark rates and to implement necessary changes to our financial models. This could result in different financial performance for previously booked transactions and may impact our existing transaction data, products, systems, operations and pricing processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest income. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in different interest payments on our outstanding indebtedness.
Risk Factors Relating to the Regulatory and Legislative Environment
New and changing laws, rules, regulations and guidance may have continuing negative impacts on our business and financial results.
New laws, rules, regulations and guidance, or changes in the interpretation and enforcement of existing federal, state, foreign and self-regulatory organization ("SRO") laws, rules, regulations and guidance may directly affect our business and the profitability of the Company or the operation of specific business lines. In addition, new and changing laws, rules, regulation and guidance could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements or other costs and could limit our ability to return capital to stockholders.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in 2010, required many federal agencies to adopt new rules and regulations applicable to the financial services industry and called for many studies regarding various industry practices. In particular, the Dodd-Frank Act gave the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers.

The U.S. Department of Labor ("DOL") enacted regulations changing the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA) and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and Individual Retirement Arrangements (IRAs). The DOL's final rule defining the term "fiduciary" and exemptions related to it in the context of ERISA and retirement accounts was vacated in June 2018 by the U.S. Court of Appeals for the Fifth Circuit. The SEC and several states then proposed heightened standard of conduct regulations, with the SEC adopting such regulations in June 2019.
The rules and interpretations adopted by the SEC in June 2019 include Regulation Best Interest and the new Form CRS Relationship Summary, which are intended to enhance the quality and transparency of retail investors' relationships with broker-dealers and investment advisers.  Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations, requiring compliance with disclosure, care, conflict of interest and compliance obligations.  The regulation requires that a broker-dealer or natural person who is an associated person of the broker-dealer shall act in the best interest of the retail customer at the time it makes a recommendation of any securities transaction or investment strategy involving securities, prioritizing the interests of the customer above any interests of the broker-dealer or its associated persons. Among other things, this requires the broker-dealer to mitigate conflicts of interest arising from financial incentives in selling securities products.  The compliance date for Regulation Best Interest and Form CRS is June 30, 2020.
It is unclear whether Regulation Best Interest will have any preemptive effect on similar existing or forthcoming state-level standard of conduct regulations.  These regulations may have a material impact on the provision of investment services to retail investors, including imposing additional compliance, reporting and operational requirements, which could negatively affect our business.  These regulations also continue to subject us to an increased risk of class actions and other litigation and regulatory risks. It is not certain what the scope of future rulemaking or interpretive guidance from the SEC and other regulatory agencies may be, how the courts and regulators might interpret these rules and what impact this will have on our compliance costs, business, operations and profitability.
The SEC has adopted National Market System (NMS) Rule 610T to conduct a transaction fee pilot (the “Pilot”) designed to generate data that will help the SEC analyze the effects of exchange transaction fee and rebate pricing models on order routing behavior, execution quality, and market quality generally.  Data from the Pilot will be used to facilitate an empirical evaluation of whether the exchange transaction-based fee and rebate structure is operating effectively to further statutory goals and whether there is a need for any potential regulatory action in this area. In March 2019, the SEC issued an order issuing a stay on parts of Rule 610T and the Pilot pending a court decision regarding certain petitions filed by the New York Stock Exchange, Nasdaq and Cboe Global Markets, Inc. for review and further order of the SEC.  Any changes arising from the Pilot, as well as other potential regulatory actions, may impact certain of our remuneration arrangements with respect to payment for order flow and rebate structure and may impose additional technological, operational and compliance costs on us and creates uncertainty with regard to their effects.
Our profitability could also be affected by new or modified laws that impact the business and financial communities generally, including changes to the laws governing banking, the securities market, fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data. As existing laws are modified and new laws are implemented, we may incur significant additional costs and have to expend a significant amount of time to develop and integrate appropriate systems and procedures to ensure initial and continuing compliance with such laws. These additional costs could have adverse effects on our profitability.
Failure to comply with net capital requirements could adversely affect our business.
The SEC, FINRA, CFTC, NFA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers, FCMs and FDMs. Net capital is a measure of a broker-dealer's, an FCM's or an FDM's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. Our broker-dealer and FCM/FDM subsidiaries are required to comply with net capital requirements. If we fail to maintain the required net capital, the SEC or the CFTC could suspend or revoke our registration, and FINRA or the NFA could expel us from membership, which could ultimately lead to our liquidation, or they could impose censures, fines or other sanctions. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, then our operations that require capital could be limited, and we may not be able to pay dividends or make stock repurchases. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business.
Extensive regulation and regulatory uncertainties could harm our business.
The securities industry is subject to extensive regulation by federal, state, international government and self-regulatory agencies, and financial services companies are subject to regulations covering all aspects of the securities business. The costs and uncertainties related to complying with these regulations continue to increase. Regulations are intended to ensure the integrity of financial markets, appropriate capitalization of broker-dealers, FCMs and FDMs and the protection of clients and their assets. These regulations often serve to limit our business activities through capital, client protection and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct. Federal, state and foreign regulators, and SROs, among other things, can censure, fine, issue cease-and-desist orders to, suspend or expel a regulated entity or any of its officers or employees. Despite our efforts to comply with applicable legal requirements, there are a number of risks, including in areas where applicable laws or regulations may be unclear or where regulators could revise their previous guidance, and we could fail to establish and enforce procedures to comply with applicable legal requirements and regulations, which could have adverse effects on our business.
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
Financial services firms are subject to numerous actual or perceived conflicts of interest, as to which regulators and SROs have increased their scrutiny. Addressing conflicts of interest is a complex and difficult undertaking. Our business and reputation could be harmed if we were to fail, or appear to fail, to address conflicts appropriately.
In addition, we use the Internet as a major distribution channel to provide services to our clients. A number of regulatory agencies have adopted regulations regarding client privacy, system security and safeguarding practices and the use of client information by service providers. Additional laws and regulations relating to the Internet and safeguarding practices could be adopted in the future, including laws related to access, identity theft and regulations regarding the pricing, taxation, content and quality of products and services delivered over the Internet. Complying with these laws and regulations may be expensive and time-consuming and could limit our ability to use the Internet as a distribution channel, which would have adverse effects on our business and profitability.
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

We are subject to litigation and regulatory investigations and proceedings and may not always succeed in defending against them.
As a participant in the financial services industry, we face substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business, as well as class actions and other significant litigation. We also are the subject of inquiries, investigations and proceedings by regulators, other government agencies and SROs. Even if and when we succeed in defending against these actions, the defense may be costly to us.
The SEC, FINRA and other SROs and state securities commissions, among other things, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Similarly, state attorneys general can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. Regulatory agencies in countries outside of the U.S. have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance function. Failure to establish and enforce reasonable compliance procedures, even if unintentional, can subject us to significant losses or disciplinary or other actions.
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
We also are subject to litigation claims from third parties alleging infringement of their intellectual property rights. Such litigation can require the expenditure of significant resources, regardless of whether the claims have merit. If we were found to have infringed a third-party patent or other intellectual property right, then we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services, which could have adverse effects on our business and results of operations.
Risk Factors Relating to Owning Our Stock
TD exercises significant influence over us.
As of September 30, 2019, TD owned approximately 43% of our outstanding common stock. As a result, TD generally has the ability to significantly influence the outcome of any matter submitted to a vote of our stockholders and, as a result of its significant share ownership in TD Ameritrade, TD may have the power, subject to applicable law, to significantly influence actions that might be favorable to TD but not necessarily favorable to our other stockholders.
The stockholders agreement provides that TD may designate five of the twelve members of our board of directors, subject to adjustment based on TD's ownership positions in TD Ameritrade. As of September 30, 2019, based on its ownership positions, TD has the right to designate five members of our board of directors. Accordingly, TD is able to significantly influence the outcome of all matters that come before our board.
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
The insured deposit account agreement between us and affiliates of TD accounts for a significant portion of our revenue. This agreement enables our clients to invest in an FDIC-insured (up to specified limits) deposit product without the need for us to establish the significant levels of capital that would be required to maintain our own bank charter. During fiscal year 2019, net revenues related to this agreement accounted for approximately 27% of our net revenues. This percentage is expected to increase in fiscal year 2020 as a result of the decrease in commissions and transaction fees on client trades. The termination or adverse modification of this agreement without replacing it on comparable terms with different counterparties, which may not be available, could have a material adverse effect on our business, financial condition and results of operations. If this agreement were terminated or adversely modified and we were permitted to establish our own bank charter for purposes of offering an FDIC-insured deposit product, we would be required to establish and maintain significant levels of capital within a bank subsidiary. We would also be subject to various other risks associated with banking, including credit risk on loans and investments, liquidity risk associated with bank balance sheet management, operational risks associated with banking systems and infrastructure and additional regulatory requirements and supervision.
When conflicts of interest arise between TD Ameritrade and TD, they might be resolved in a manner that adversely affects our business, financial condition or results of operations.
Conflicts of interest may arise between us and TD in areas relating to a variety of past, ongoing and future relationships and contracts, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by TD of its interests in TD Ameritrade and the exercise by TD of its influence over our management and affairs. Some of the directors on our board are also officers or directors of TD or its subsidiaries. Service as a director or officer of both TD Ameritrade and TD or its other subsidiaries could create conflicts of interest when such directors or officers are faced with decisions that could have materially different implications for us and for TD. Our amended and restated certificate of incorporation contains provisions relating to the avoidance of direct competition between us and TD. In addition, a committee of our board consisting of outside independent directors reviews and approves or ratifies transactions with TD and its affiliates. There can be no assurance that any of the foregoing potential conflicts would be resolved in a manner that does not adversely affect our business, financial condition or results of operations. In addition, the provisions of the stockholders agreement related to non-competition are subject to numerous exceptions and qualifications and may not prevent us and TD from competing with each other to some degree.
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
Our common stock, and the U.S. securities markets in general, have been and are subject to substantial price volatility. The price of our common stock has been known to decrease substantially and quickly. Among the factors that may affect our stock price are the following:

•
speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, effectiveness of cost reduction initiatives, or strategic transactions;

•	the announcement of new products, services, acquisitions, or dispositions by us or our competitors;

•	the pricing structure for products and services offered to customers by us or our competitors;

•	our exposure to changes in prevailing interest rates;

•
sales of a substantial number of shares of our common stock by (i) TD or (ii) J. Joe Ricketts, our founder, and certain members of his family and trusts held for their benefit, who currently have registration rights covering approximately 234 million shares and 52 million shares, respectively, of our common stock; and

•
increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, changes in the interest rate environment or in market expectations regarding the interest rate environment and variations between estimated financial results and actual financial results.

Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, may also affect our stock price.
Because the market price of our common stock can fluctuate significantly, we could become the object of securities class action litigation, which could result in substantial costs and a diversion of management's attention and resources and could have adverse effects on our business and the price of our common stock.
We are restricted by the terms of our revolving credit facilities and senior notes.
Our senior unsecured revolving credit facilities contain various covenants and restrictions that may, in certain circumstances and subject to carveouts and exceptions, which may be material, limit our ability to:

•	create liens;

•	incur additional indebtedness;

•	change the nature of our business;

•	merge or consolidate with another entity;

•	sell all or substantially all of our assets; and

•	conduct transactions with affiliates.
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
As a result of the covenants and other restrictions contained in our revolving credit facilities and our senior unsecured note indentures, we are limited in how we conduct our business. We cannot guarantee that we will be able to remain in compliance with these covenants and other restrictions or be able to obtain waivers for noncompliance in the future. Failure to comply with the covenants and other restrictions contained in our debt instruments could have material adverse effects on our financial condition and business by impairing our ability to continue financing our business.
Of particular significance, we could be forced to repay immediately and in full any outstanding borrowings under our revolving credit facilities and our senior unsecured notes if we were to breach our covenants and not cure our breach, even if we could otherwise satisfy our debt service obligations. Also, if we experience a change of control, as defined in our revolving credit facilities, we could be required to repay in full all loans outstanding thereunder, plus accrued interest and fees.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition, our results of operations and our ability to receive dividend payments from our subsidiaries, which are subject to business, economic and competitive conditions, regulatory requirements and other factors beyond our control. If our cash flows and capital resources were insufficient to fund our debt service obligations, then we could be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures might not succeed and might not permit us to satisfy our scheduled debt service obligations. In addition, the terms of our existing or future debt instruments could restrict us from adopting some of these alternatives.
Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to obtain additional financing. In addition, any future indebtedness could be at a higher interest rate or include covenants that are more restrictive than our current covenants.
Our corporate debt level may limit our ability to obtain additional financing.
As of September 30, 2019 we had approximately $3.55 billion of long-term debt, consisting of:

•	$600 million of variable-rate Senior Notes with principal due in full on November 1, 2021;

•	$750 million of 2.950% Senior Notes with principal due in full on April 1, 2022;

•	$400 million of 3.750% Senior Notes with principal due in full on April 1, 2024;

•	$500 million of 3.625% Senior Notes with principal due in full on April 1, 2025;

•	$800 million of 3.300% Senior Notes with principal due in full on April 1, 2027; and

•	$500 million of 2.750% Senior Notes with principal due in full on October 1, 2029.
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
If our counterparty credit rating or the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, then perceptions of our financial strength could be damaged and our business, financial condition and results of operations could be adversely affected. A downgrade would have the effect of increasing our incremental borrowing costs and could decrease the availability of funds for borrowing. A downgrade also could adversely affect our relationships with clients.
Our future ability to pay regular dividends to holders of our common stock is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.
Payment of future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board deems relevant, including future earnings, the success of our business activities, capital and liquidity requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, then we may not be able to pay dividends on our common stock. Even with sufficient earnings and cash flows from our business, our board of directors might exercise its discretion by not declaring dividends, although failure to declare and pay dividends could adversely affect the price of our common stock.
In addition, our ability to pay dividends is subject to statutory and regulatory limitations. In particular, our ability to pay dividends depends on the ability of our subsidiaries to pay dividends. In this connection, some of our subsidiaries are subject to requirements of the SEC, FINRA, the CFTC, the NFA and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the parent company.
Future sales of equity securities could adversely affect the market price of our common stock and result in dilution.
Our certificate of incorporation authorizes our board of directors to issue additional shares of common stock and to issue shares of preferred stock, without stockholder approval. We could issue additional equity securities to raise additional capital or for other purposes. The issuance of additional equity securities could dilute the interests of the holders of our common stock (including TD, except to the extent that TD exercises its right under the stockholders agreement to maintain its proportionate share of our common stock) and could adversely affect the market price of that stock.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our Company-owned corporate headquarters facility is located in Omaha, Nebraska and provides more than 500,000 square feet of building space. Our headquarters facility has earned Leadership in Energy and Environmental Design (LEED) Platinum Certification, the highest level of distinction awarded by the U.S. Green Building Council. We also lease approximately 80,000 square feet of building space on property adjacent to the headquarters for administrative and operational facilities. These leases expire in 2020. We own additional administrative and operational facilities located in St. Louis, Missouri and Southlake, Texas, which provide a total of approximately 600,000 square feet of building space.
We currently lease approximately 195,000 square feet of building space for an additional operation center in Jersey City, New Jersey. During fiscal year 2019, we entered into a new lease of approximately 210,000 square feet of building space in Jersey City, New Jersey. We plan to transition the existing operation center in Jersey City to the new location upon the expiration of the current lease in 2020. We lease smaller administrative and operational facilities in California, Colorado, Illinois, Maryland, Massachusetts, Michigan, Texas and Utah. We own one data center facility, located in Richardson, Texas and we lease two data center facilities located in New Jersey. We also lease more than 275 retail branch offices, located in 47 states and the District of Columbia. We believe that our facilities are suitable and adequate to meet our needs.
Item 3.    Legal Proceedings
For information regarding legal proceedings, see Note 16 — Commitments and Contingencies – "Legal and Regulatory Matters" under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.

Item 4.    Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the Nasdaq Global Select Market under the symbol "AMTD." The closing sale price of our common stock as reported on the Nasdaq Global Select Market on November 1, 2019 was $39.21 per share. As of that date there were 576 holders of record of our common stock based on information provided by our transfer agent. The number of stockholders of record does not reflect the number of individual or institutional stockholders that beneficially own our stock because most stock is held in the name of nominees. Based on information available to us, we believe there are approximately 106,000 beneficial holders of our common stock.
Dividends
We declared and paid a $0.30 per share and a $0.21 per share quarterly cash dividend on our common stock during each quarter of fiscal years 2019 and 2018, respectively. We recently declared a $0.31 per share quarterly cash dividend for the first quarter of fiscal 2020. We are scheduled to pay the quarterly cash dividend on November 19, 2019 to all holders of record of our common stock as of November 5, 2019. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions.
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
The following graph and table set forth information comparing the cumulative total return through the end of the Company's most recent fiscal year from a $100 investment on September 30, 2014 in the Company's common stock, a broad-based stock index and the stocks comprising an industry peer group.

200
175
150
125
100
75
50
25
0
DOLLARS
9/30/14
9/30/15
9/30/16
9/30/17
9/30/18
9/30/19
TD Ameritrade Holding Corporation
S&P 500
Peer Group

	Period Ended
Index	9/30/14	9/30/15	9/30/16	9/30/17	9/30/18	9/30/19
TD Ameritrade Holding Corporation	100.00	97.06	109.83	154.84	170.21	153.97
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
Peer Group	100.00	100.65	112.14	158.44	181.33	156.01
The Peer Group is comprised of the following companies that have significant retail brokerage operations:
E*TRADE Financial Corporation
The Charles Schwab Corporation

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2019 — July 31, 2019	1,676,765	$51.14	1,636,846	5,765,029
August 1, 2019 — August 31, 2019	2,827,815	$51.30	2,826,865	2,938,164
September 1, 2019 — September 30, 2019	1,386,392	$48.01	1,383,955	31,554,209
Total — Three months ended September 30, 2019	5,890,972	$50.48	5,847,666	31,554,209
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. On September 11, 2019, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. We disclosed this authorization in our Form 8-K filed on October 21, 2019. These programs were the only stock repurchase programs in effect and no programs expired during the fourth quarter of fiscal 2019.
During the quarter ended September 30, 2019, 43,306 shares were repurchased primarily from employees for income tax withholding in connection with distributions of stock-based compensation.
Item 6.    Selected Financial Data

	Fiscal Year Ended September 30,
	2019	2018*	2017	2016	2015
	(In millions, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$6,016	$5,452	$3,676	$3,327	$3,247
Operating income	3,001	1,998	1,466	1,318	1,325
Net income	2,208	1,473	872	842	813
Earnings per share — basic	$3.98	$2.60	$1.65	$1.59	$1.50
Earnings per share — diluted	$3.96	$2.59	$1.64	$1.58	$1.49
Weighted average shares outstanding — basic	555	567	529	531	543
Weighted average shares outstanding — diluted	557	569	531	534	547
Dividends declared per share	$1.20	$0.84	$0.72	$0.68	$0.60

	As of September 30,
	2019	2018	2017*	2016	2015
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,852	$2,690	$1,472	$1,855	$1,978
Investments available-for-sale, at fair value	1,668	484	746	757	—
Total assets	43,786	37,520	38,627	28,818	26,375
Long-term debt and other borrowings	3,594	2,535	2,652	1,817	1,800
Stockholders' equity	8,700	8,003	7,247	5,051	4,903

* The growth in our Consolidated Balance Sheet as of September 30, 2017 and Statement of Income for the fiscal year ended 2018 was primarily due to our acquisition of Scottrade on September 18, 2017.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of client trading activity on our results of operations; the effect of changes in interest rates on our net interest spread; the amount of net revenues; the impact of reducing commissions on our online exchange-listed stock, exchange traded funds ("ETF") (domestic and Canadian) and option trades; the amounts of total operating expenses, amortization of acquired intangible assets and advertising expense; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our plans to return capital to stockholders through cash dividends and share repurchases.
The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: economic, social and political conditions and other securities industry risks; interest rate risks; liquidity risks; client and counterparty credit risks; clearing function risks; systemic risk; aggressive competition; information system risks, network security risks; investment advisory services risks; merger and acquisition risks; external service provider risks; employee misconduct risks; LIBOR phase-out risks; new laws, rules, regulations and regulatory guidance affecting our business; net capital requirements; extensive regulation and regulatory uncertainties; and litigation, investigations and proceedings involving our business. We also are subject to other risks, uncertainties and assumptions set forth under Item 1A — Risk Factors of this Form 10-K, as well as the risk that our risk management practices may leave us exposed to unidentified or unanticipated risks. The forward-looking statements contained in this report speak only as of the date on which they were made. We undertake no obligation to publicly update or revise such statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
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
Bank deposit account fees — Revenues generated from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept to FDIC-insured (up to specified limits) money market deposit accounts at affiliated and non-affiliated third-party financial institutions participating in the program.
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
Fee-based investment balances — Client assets invested in money market mutual funds, other mutual funds and our programs such as AdvisorDirect,® Essential Portfolios, Selective Portfolios and Personalized Portfolios on which we earn fee revenues. Fee revenues earned on these balances are included in "investment product fees" on our consolidated financial statements.
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
Insured Deposit Account — We are party to an Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). Under the IDA agreement, TD Bank USA and TD Bank, N.A. (together, the "TD Depository Institutions") make available to our clients FDIC-insured (up to specified limits) money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts. We provide marketing, recordkeeping and support services for the TD Depository Institutions with respect to the money market deposit accounts. In exchange for providing these services, the TD Depository

Institutions pay us an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee to the TD Depository Institutions and the cost of FDIC insurance premiums. Fee revenues earned under this agreement are included in "bank deposit account fees" on our consolidated financial statements.
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
Liquid assets — Liquid assets is a non-GAAP financial measure that we consider to be an important measure of our liquidity. Liquid assets may be utilized for general corporate purposes and is defined as the sum of (1) corporate cash and cash equivalents, (2) corporate investments, less securities sold under agreements to repurchase, and (3) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Corporate cash and cash equivalents includes cash and cash equivalents from our investment advisory subsidiaries. Liquid assets represents available capital, including any capital from our regulated subsidiaries in excess of established management operational targets. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets, rather than simply including regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Net capital in excess of minimum operational targets established by management is generally available for dividend from the regulated subsidiaries to the parent company. Liquid assets is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
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
Non-GAAP Net Income and Non-GAAP Diluted EPS — Non-GAAP net income and non-GAAP diluted earnings per share ("EPS") are non-GAAP financial measures. We define non-GAAP net income as net income adjusted to remove the after-tax effect of amortization of acquired intangible assets and acquisition-related expenses. We consider non-GAAP net income and non-GAAP diluted EPS as important measures of our financial performance because they exclude certain items that may not be indicative of our core operating results and business outlook and may be useful in evaluating the operating performance of the business and facilitating a meaningful comparison of our results in the current period to those in prior and future periods. Amortization of acquired intangible assets is excluded because management does not believe it is indicative of our underlying business performance. Acquisition-related expenses are excluded as these costs are not representative of the costs of running our on-going business. Non-GAAP net income and non-GAAP diluted EPS should be considered in addition to, rather than as a substitute for, GAAP net income and GAAP diluted EPS.
Order routing revenue — Revenues generated from payments and/or rebates received from market centers. Order routing revenue is a component of transaction-based revenues.
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
Financial Statement Overview
We provide securities brokerage and clearing services to our clients through our introducing and clearing broker-dealer subsidiaries. We also provide futures and foreign exchange trade execution services to our clients through our futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary. Substantially all of our net revenues are derived from our brokerage activities and clearing and execution services. Our primary focus is serving retail investors and traders and independent registered investment advisors by providing services with straightforward, affordable pricing.
Our largest sources of revenues are asset-based revenues and transaction-based revenues. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total client trades and average commissions per trade. Effective October 3, 2019, we reduced our online exchange-listed stock, exchange traded funds (ETF) (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades). For information regarding the expected impact of these price reductions to our net revenues, see "Results of Operations" later in this section. We also receive order routing revenue, which results from arrangements we have with many market centers to receive cash payments and/or rebates in exchange for routing orders to these firms for execution. Order routing revenue is included in commissions and transaction fees on our consolidated financial statements.
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
Interest on borrowings consists of interest expense on our long-term debt and other borrowings. Gain on business-related divestiture represents the gain realized on the sale of TD Ameritrade Trust Company's ("TDATC"), an indirect wholly-owned subsidiary of the Company, retirement plan custody and trust assets on June 28, 2019. Loss on sale of investments represents losses realized on corporate (non broker-dealer) investments.
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
Valuation of goodwill and acquired intangible assets
We test goodwill and our indefinite-lived acquired intangible asset for impairment on at least an annual basis, or whenever events occur or changes in circumstances indicate that the carrying values may not be recoverable. In performing the goodwill impairment tests, we utilize quoted market prices of our common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to our reporting unit and is compared with the carrying value of the reporting unit. No impairment charges have resulted from our goodwill impairment tests.
To determine if the indefinite-lived intangible asset is impaired, we first assess certain qualitative factors. Based on this assessment, if it is determined that more likely than not the fair value of the indefinite-lived intangible asset is less than its carrying amount, we perform a quantitative impairment test. No impairment charges have resulted from the indefinite-lived intangible asset impairment tests.
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
Results of Operations
Conditions in the U.S. equity markets significantly impact the volume of our clients' trading activity. There is a relationship between the volume of our clients' trading activity and our results of operations. We cannot predict future trading volumes in the U.S. equity markets. If client trading activity increases, we generally expect that it would have a positive impact on our results of operations. If client trading activity declines, we generally expect that it would have a negative impact on our results of operations.
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
Effective October 3, 2019, we reduced our online exchange-listed stock, ETFs (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades). The expected impact of these price reductions on our net revenues for fiscal year 2020 is discussed later in this section.
Financial Performance Metrics
Net income, diluted earnings per share and EBITDA (earnings before interest, taxes, depreciation and amortization) are key metrics we use in evaluating our financial performance. Net income and diluted earnings per share are GAAP financial measures and EBITDA is a non-GAAP financial measure.
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
The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Fiscal Year Ended September 30,
	2019		2018		2017
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income (GAAP)	$2,208	36.7%	$1,473	27.0%	$872	23.7%
Add:
Depreciation and amortization	148	2.5%	142	2.6%	102	2.8%
Amortization of acquired intangible assets	125	2.1%	141	2.6%	79	2.1%
Interest on borrowings	144	2.4%	99	1.8%	71	1.9%
Provision for income taxes	721	12.0%	414	7.6%	522	14.2%
EBITDA (non-GAAP)	$3,346	55.6%	$2,269	41.6%	$1,646	44.8%

Fiscal Year Ended September 30, 2019 Compared to Fiscal Year Ended September 30, 2018
Our net income increased 50% for fiscal year 2019 compared to fiscal year 2018, primarily due to an increase in net revenues, a decrease in operating expenses and a $60 million gain on a business-related divestiture, partially offset by an increase in the effective income tax rate and interest on borrowings. The effective income tax rate was lower in the prior fiscal year primarily due to the impact from the enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017.
Our EBITDA increased 47% for fiscal year 2019 compared to fiscal year 2018, primarily due to an increase in net revenues, a decrease in operating expenses excluding depreciation and amortization and a $60 million gain on a business-related divestiture.
Our diluted earnings per share increased 53% to $3.96 for fiscal year 2019 compared to $2.59 for fiscal year 2018, due to higher net income and a 2% decrease in the weighted average diluted shares outstanding as a result of our stock repurchase program. Details regarding our fiscal year 2020 expectations for net revenues and expenses are presented later in this discussion.
Fiscal Year Ended September 30, 2018 Compared to Fiscal Year Ended September 30, 2017
Our net income increased 69% for fiscal year 2018 compared to fiscal year 2017, primarily due to an increase in net revenues and a lower effective tax rate, primarily due to the enactment of the Act on December 22, 2017. These increases were partially offset by increases in operating expenses and interest on borrowings, and an $11 million loss on sale of investments during fiscal year 2018. Net revenues and operating expenses increased primarily due to the Scottrade acquisition.
Our EBITDA increased 38% for fiscal year 2018 compared to fiscal year 2017, primarily due to an increase in net revenues, partially offset by an increase in operating expenses excluding depreciation and amortization, and an $11 million loss on sale of investments during fiscal year 2018.
Our diluted earnings per share increased 58% to $2.59 for fiscal year 2018 compared to $1.64 for fiscal year 2017, primarily due to higher net income, partially offset by a 7% increase in the weighted average diluted shares outstanding as a result of the issuance of our common stock in connection with the Scottrade acquisition.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For fiscal year 2019, asset-based revenues and transaction-based revenues accounted for 64% and 33% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Fiscal Year			'19 vs. '18 Increase/ (Decrease)	'18 vs. '17 Increase/ (Decrease)
	2019	2018	2017
Average bank deposit account balances	$112,716	$116,695	$93,922	$(3,979)	$22,773
Average interest-earning assets	32,242	30,849	25,316	1,393	5,533
Average spread-based balances	$144,958	$147,544	$119,238	$(2,586)	$28,306
Bank deposit account fee revenue	$1,717	$1,541	$1,107	$176	$434
Net interest revenue	1,533	1,272	690	261	582
Spread-based revenue	$3,250	$2,813	$1,797	$437	$1,016
Average yield — bank deposit account fees	1.50%	1.30%	1.16%	0.20%	0.14%
Average yield — interest-earning assets	4.69%	4.07%	2.69%	0.62%	1.38%
Net interest margin (NIM)	2.21%	1.88%	1.49%	0.33%	0.39%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense) Fiscal Year			'19 vs. '18 Increase/ (Decrease)	'18 vs. '17 Increase/ (Decrease)
	2019	2018	2017
Segregated cash	$123	$95	$49	$28	$46
Client margin balances	1,075	920	482	155	438
Securities lending/borrowing, net	248	222	139	26	83
Other cash and interest-earning investments	98	42	22	56	20
Client credit balances	(11)	(7)	(2)	(4)	(5)
Net interest revenue	$1,533	$1,272	$690	$261	$582

	Average Balance Fiscal Year			'19 vs. '18 % Change	'18 vs. '17 % Change
	2019	2018	2017
Segregated cash	$5,511	$6,832	$8,282	(19)%	(18)%
Client margin balances	20,651	19,812	12,542	4%	58%
Securities borrowing	1,125	925	1,004	22%	(8)%
Other cash and interest-earning investments	4,955	3,280	3,488	51%	(6)%
Interest-earning assets	$32,242	$30,849	$25,316	5%	22%
Client credit balances	$19,286	$20,438	$16,182	(6)%	26%
Securities lending	2,825	2,888	2,004	(2)%	44%
Interest-bearing liabilities	$22,111	$23,326	$18,186	(5)%	28%

	Average Yield (Cost) Fiscal Year			'19 vs. '18 Net Yield Increase/ (Decrease)	'18 vs. '17 Net Yield Increase/ (Decrease)
	2019	2018	2017
Segregated cash	2.20%	1.37%	0.58%	0.83%	0.79%
Client margin balances	5.14%	4.58%	3.79%	0.56%	0.79%
Other cash and interest-earning investments	1.94%	1.26%	0.63%	0.68%	0.63%
Client credit balances	(0.06)%	(0.03)%	(0.01)%	(0.03)%	(0.02)%
Net interest revenue	4.69%	4.07%	2.69%	0.62%	1.38%
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Fiscal Year			'19 vs. '18 Increase/ (Decrease)	'18 vs. '17 Increase/ (Decrease)
	2019	2018	2017
Average fee-based investment balances	$273,728	$252,503	$185,123	$21,225	$67,380
Average yield—investment product fees	0.21%	0.22%	0.23%	(0.01)%	(0.01)%
Investment product fee revenue	$586	$557	$423	$29	$134
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Fiscal Year			'19 vs. '18 % Change	'18 vs. '17 % Change
	2019	2018	2017
Total trades (in millions)	215.11	202.78	127.68	6%	59%
Average client trades per day	862,158	811,110	510,710	6%	59%
Trading days	249.5	250.0	250.0	0%	0%
Average commissions per trade	$7.02	$7.45	$8.33	(6)%	(11)%
Order routing revenue (in millions)	$492	$458	$320	7%	43%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Fiscal Year
	2019	2018	2017
Funded accounts (beginning of year)	11,514,000	11,004,000	6,950,000
Funded accounts (end of year)	11,971,000	11,514,000	11,004,000
Percentage change during year	4%	5%	58%
Client assets (beginning of year, in billions)	$1,297.5	$1,118.5	$773.8
Client assets (end of year, in billions)	$1,327.7	$1,297.5	$1,118.5
Percentage change during year	2%	16%	45%
Net new assets (in billions)	$93.1	$92.3	$80.1
Net new assets growth rate	7%	8%	10%

Consolidated Statements of Income Data
The following table summarizes certain data from our Consolidated Statements of Income for analysis purposes (dollars in millions):

	Fiscal Year			'19 vs. '18 % Change	'18 vs. '17 % Change
	2019	2018	2017
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$2,002	$1,969	$1,384	2%	42%
Asset-based revenues:
Bank deposit account fees	1,717	1,541	1,107	11%	39%
Net interest revenue	1,533	1,272	690	21%	84%
Investment product fees	586	557	423	5%	32%
Total asset-based revenues	3,836	3,370	2,220	14%	52%
Other revenues	178	113	72	58%	57%
Net revenues	6,016	5,452	3,676	10%	48%
Operating expenses:
Employee compensation and benefits	1,322	1,555	962	(15)%	62%
Clearing and execution costs	209	189	149	11%	27%
Communications	155	179	131	(13)%	37%
Occupancy and equipment costs	267	302	181	(12)%	67%
Depreciation and amortization	148	142	102	4%	39%
Amortization of acquired intangible assets	125	141	79	(11)%	78%
Professional services	294	303	260	(3)%	17%
Advertising	298	293	254	2%	15%
Other	197	350	92	(44)%	280%
Total operating expenses	3,015	3,454	2,210	(13)%	56%
Operating income	3,001	1,998	1,466	50%	36%
Other expense (income):
Interest on borrowings	144	99	71	45%	39%
Gain on business-related divestiture	(60)	—	—	N/A	N/A
Loss on sale of investments	—	11	—	(100)%	N/A
Other, net	(12)	1	1	N/A	0%
Total other expense (income)	72	111	72	(35)%	54%
Pre-tax income	2,929	1,887	1,394	55%	35%
Provision for income taxes	721	414	522	74%	(21)%
Net income	$2,208	$1,473	$872	50%	69%
Other information:
Effective income tax rate	24.6%	21.9%	37.4%
Average debt outstanding	$3,553	$2,743	$2,093	30%	31%
Effective interest rate incurred on borrowings	4.01%	3.59%	3.40%

Fiscal Year Ended September 30, 2019 Compared to Fiscal Year Ended September 30, 2018
Net Revenues
Net revenues increased 10% to $6.02 billion during fiscal year 2019. We expect net revenues to decrease to between $4.9 billion and $5.3 billion during fiscal year 2020, primarily due to our reduction in trade commission pricing during the first quarter of fiscal year 2020, decreases in the target range for the federal funds rate during the fourth quarter of fiscal year 2019 and further potential decreases in the interest rate environment during fiscal year 2020. Effective October 3, 2019, we reduced our online exchange-listed stock, exchange traded funds (ETF) (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades). This reduction in trade commission pricing is expected to decrease net revenues by approximately $880 million to $960 million per fiscal year.
Commissions and transaction fees increased 2% to $2.00 billion, primarily due to increased client trading activity, partially offset by lower average commissions per trade. Average client trades per day increased 6% to 862,158 for fiscal year 2019 compared to 811,110 for fiscal year 2018. Order routing revenue increased 7% to $492 million due to higher trading volumes. Average commissions per trade decreased to $7.02 from $7.45, primarily due to a higher percentage of our clients' trades receiving reduced commission rates as a result of continued price competition in the industry and lower average contracts per trade on options and futures trades.
Asset-based revenues increased 14% to $3.84 billion for fiscal year 2019, primarily due to an increase of 33 basis points in net interest margin to 2.21%. The increase in net interest margin was primarily due to the Federal Open Market Committee increasing the target range for the federal funds rate by 100 basis points during fiscal year 2018 and by 25 basis points during the first quarter of fiscal year 2019, partially offset by a decrease of 50 basis points during the fourth quarter of fiscal year 2019. The increase in net interest margin was also due to the impact of higher average client margin balances, which earn a larger net interest spread.
Bank deposit account fees increased 11% to $1.72 billion, primarily due to an increase of 20 basis points in the average yield earned on the bank deposit account balances, partially offset by a 3% decrease in average client bank deposit account balances. The average yield earned on bank deposit account balances increased primarily due to floating-rate investment balances within the Insured Deposit Account ("IDA") portfolio benefiting from the federal funds net rate increases during fiscal years 2018 and 2019, as described above, investments being reinvested at higher rates upon maturity and the favorable impact from the removal of the FDIC surcharge in October 2018. These increases were partially offset by higher interest rates paid to clients. The decrease in average client bank deposit account balances is primarily due to clients investing in other asset classes.
Net interest revenue increased 21% to $1.53 billion, primarily due to increases in the average yields earned on client margin balances, segregated cash and other cash and interest-earning investments, a 4% increase in average client margin balances and a $26 million increase in net interest revenue from our securities borrowing/lending program. These increases were partially offset by a 19% decrease in average segregated cash balances. The increases in the average yields earned are primarily due to the federal funds net rate increases during fiscal years 2018 and 2019, as described above.
Investment product fees increased 5% to $586 million, primarily due to a net increase in average fee-based investment balances and an increase in average yields earned on certain investment products. The favorable impact from the increase in balances was partially offset by decreased balances in higher yielding investment products. The average yield earned on fee-based investment balances decreased by 1 basis point, as average balance increases were primarily in investment products which earn lower yields.
Other revenues increased 58% to $178 million, primarily due to a $49 million increase in revenue as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018 and increased fees from processing corporate securities reorganizations.
Operating Expenses
Total operating expenses decreased 13% to $3.02 billion during fiscal year 2019, primarily due to $445 million of acquisition-related expenses incurred during the prior fiscal year. We expect total operating expenses to decrease to between $2.8 billion and $3.0 billion for fiscal year 2020.

Employee compensation and benefits expense decreased 15% to $1.32 billion, primarily due to $235 million of severance and other employment benefits related to the Scottrade integration during the prior fiscal year, partially offset by an increase to expense of $10 million during fiscal year 2019 as a result of the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018. The average number of full-time equivalent employees decreased to 9,420 for fiscal year 2019 compared to 9,728 for fiscal year 2018.
Clearing and execution costs increased 11% to $209 million, primarily due to an increase to expense of $21 million as a result of the adoption of the new revenue recognition standard.
Communications expense decreased 13% to $155 million, primarily due to decreased costs for quotes and market information and telecommunications resulting from the integration of the Scottrade business during the prior fiscal year.
Occupancy and equipment costs decreased 12% to $267 million, primarily due to decreased costs resulting from the integration of the Scottrade business during the prior fiscal year, including decreased expenses attributed to software maintenance, facilities expenses related to leased facilities and equipment repairs and maintenance.
Amortization of acquired intangible assets decreased 11% to $125 million, primarily due to certain acquired intangible assets becoming fully amortized. We expect amortization of acquired intangible assets to decrease to between $115 million to $120 million for fiscal year 2020.
Professional services expense decreased 3% to $294 million, primarily due to increased usage of consulting and contract services associated with the Scottrade integration during the prior fiscal year.
Advertising expense increased 2% to $298 million. We expect advertising expense to range from $250 million to $300 million for fiscal year 2020. We generally adjust our level of advertise spending in relation to stock market activity and other market conditions in an effort to maximize new client relationships and net new assets.
Other operating expenses decreased 44% to $197 million, primarily due to increased costs during the prior fiscal year, consisting of $172 million of costs related to the Scottrade integration, mainly comprised of contract terminations, and an increase in the provision for bad debt of $56 million related to market volatility during the prior fiscal year. These increased costs during the prior fiscal year were partially offset by increased costs during fiscal year 2019, including $28 million as a result of the adoption of the new revenue recognition standard, a $20 million net legal settlement and costs related to the closure of 80 retail branch locations.
Other Expense (Income) and Income Taxes
Interest on borrowings increased 45% to $144 million, primarily due to a 30% increase in average debt outstanding and an increase of 42 basis points in the average effective interest rate incurred on our borrowings. On October 30, 2018, we issued $600 million of variable-rate Senior Notes due November 1, 2021 and $400 million of 3.75% Senior Notes due April 1, 2024. We also issued $500 million of 2.75% Senior Notes due on October 1, 2029 on August 13, 2019. For more information regarding these debt issuances, see "Long-term Debt and Other Borrowings" later in this section.
Gain on business-related divestiture consists of a gain from the sale of TDATC's retirement plan custody and trust assets.
Other non-operating income for fiscal year 2019 primarily consists of a $14 million favorable legal settlement, partially offset by a prepayment premium on long-term debt.
Our effective income tax rate was 24.6% for fiscal year 2019, compared to 21.9% for fiscal year 2018. The effective income tax rate for fiscal year 2019 included $16 million of favorable adjustments related to state income tax matters and a $4 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on our earnings for fiscal year 2019 of approximately $0.04 per share. The effective income tax rate for the prior fiscal year included a net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $5 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $12 million of favorable resolutions of state income tax matters and a $30 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on the Company's earnings for fiscal year 2018 of approximately $0.19 per share. We estimate our effective income tax rate to be between 24% and 26% for fiscal year 2020, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
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
Bank deposit account fees increased 39% to $1.54 billion, primarily due to a 24% increase in average bank deposit account balances and an increase of 14 basis points in the average yield earned on the bank deposit account assets. The growth in the average bank deposit account balances is primarily due to the Scottrade acquisition and our success in attracting net new client assets. The average yield earned on bank deposit account assets increased primarily due to floating-rate investment balances within the IDA portfolio benefiting from the federal funds rate increases during fiscal years 2017 and 2018, as described above, partially offset by higher interest rates paid to clients.
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
Depreciation and amortization increased 39% to $142 million, primarily due to depreciation on assets recorded in the Scottrade acquisition, placing our new Southlake, Texas operations center in service during December 2017, and technology infrastructure upgrades.
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
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during fiscal year 2019 were financed primarily from our subsidiaries' earnings, cash on hand and borrowings. We plan to finance both our ordinary capital and liquidity needs in fiscal year 2020 primarily from our subsidiaries' earnings, cash on hand and borrowings.
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
During fiscal year 2019, we returned $1.67 billion, or approximately 72% of our non-GAAP net income (net income excluding amortization of intangible assets and acquisition-related expenses) to our stockholders through cash dividends and stock repurchases. During fiscal 2020, we plan to (1) return at least 90% of our non-GAAP net income to our stockholders through cash dividends and stock repurchases, (2) pay a quarterly cash dividend of at least $0.31 per share, and (3) repurchase a minimum of 15 million shares of our common stock. For more information about our dividends and stock repurchases, see "Cash Dividends" and "Stock Repurchase Programs" later in this section.
On October 30, 2018, we sold, through a public offering, $600 million aggregate principal amount of unsecured variable-rate senior notes due November 1, 2021 (the "2021 Notes") and $400 million aggregate principal amount of unsecured 3.750% senior notes due April 1, 2024 (the "2024 Notes"). We are using the net proceeds from the issuance of the 2021 Notes and the 2024 Notes for general corporate purposes and to augment liquidity. On August 13, 2019, we sold, through a public offering, $500 million aggregate principal amount of unsecured 2.750% senior notes due October 1, 2029 (the "2029 Notes"). We utilized the proceeds from the issuance of the 2029 Notes, together with cash on hand, to repay the $500 million aggregate principal amount and prepayment premium under our 5.600% senior notes (the "2019 Notes"), which were scheduled to mature on December 1, 2019. For additional details, see Note 11 Long-term Debt and Other Borrowings under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity. Liquidity could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $1.25 billion and uncommitted facilities of $600 million under the Parent's intercompany credit agreements were available to its primary broker-dealer and FCM/FDM subsidiaries as of September 30, 2019. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
Broker-dealer and Futures Commission Merchant/Forex Dealer Member Subsidiaries
Our broker-dealer and FCM/FDM subsidiaries are subject to regulatory requirements that are intended to ensure their liquidity and general financial soundness. Under the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934, or the "Exchange Act"), our broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under SEC Rule 15c3-1. For our clearing broker-dealer subsidiary, the minimum net capital level is determined by a calculation described in SEC Rule 15c3-1 that is primarily based on the broker-dealer's "aggregate debits," which primarily consist of client margin balances at the clearing broker-dealer. Since our aggregate debits may fluctuate significantly, our minimum net capital requirements may also fluctuate significantly from period to period. The Parent may make cash capital contributions to our broker-dealer and FCM/FDM subsidiaries, if necessary, to meet minimum net capital requirements.
Each of our broker-dealer subsidiaries may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than (1) 5% of aggregate debit balances or (2) 120% of its minimum dollar requirement. TD Ameritrade Futures & Forex LLC ("TDAFF"), our FCM and FDM subsidiary, must provide notice to the CFTC if its adjusted net capital amounts to less than (1) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (2) 150% of its $1.0 million minimum dollar requirement, or (3) 110% of $20.0 million plus 5% of all liabilities owed to forex clients in excess of $10.0 million. These broker-dealer, FCM and FDM net capital thresholds, which are specified in Rule 17a-11 under the Exchange Act and CFTC Regulations 1.12 and 5.6, are typically referred to as "early warning" net capital thresholds.
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of September 30, 2019 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$3,188	$1,232	$1,956
TD Ameritrade, Inc.	$289	$0.3	$288

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$140	$25	$115
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
TDAC is subject to cash deposit and collateral requirements with the Depository Trust & Clearing Corporation ("DTCC") and the Options Clearing Corporation ("OCC"), which may fluctuate significantly from time to time based on the nature and size of our clients' trading activity.
The following table sets forth TDAC's cash and investments deposited with clearing organizations for the clearing of client equity and option trades (dollars in millions):

	September 30,
	2019	2018
TD Ameritrade Clearing, Inc.	$703	$585
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
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	September 30,
	2019	2018
TD Ameritrade Clearing, Inc.	$26.8	$22.5
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under SEC Rule 15c3-3 are summarized in the following table (dollars in billions):

	September 30,
	2019	2018
TD Ameritrade Clearing, Inc.	$8.4	$2.9
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
Liquid assets may be utilized for general corporate purposes and is defined as the sum of (1) corporate cash and cash equivalents, (2) corporate investments, less securities sold under agreements to repurchase, and (3) our regulated subsidiaries' net capital in excess of minimum operational targets established by management. Corporate cash and cash equivalents includes cash and cash equivalents from our investment advisory subsidiaries. Liquid assets is based on more conservative measures of net capital than regulatory requirements because we generally manage to higher levels of net capital at our regulated subsidiaries than the regulatory thresholds require.
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	September 30,		Change
	2019	2018
Cash and cash equivalents (GAAP)	$2,852	$2,690	$162
Less: Non-corporate cash and cash equivalents	(2,478)	(2,307)	(171)
Corporate cash and cash equivalents	374	383	(9)
Corporate investments	1,668	386	1,282
Excess regulatory net capital over management targets	859	296	563
Liquid assets (non-GAAP)	$2,901	$1,065	$1,836

The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2018		$1,065
Plus:	EBITDA(1)	3,346
	Proceeds from issuance of long-term debt	1,498
	Net decrease in cash collateral pledged to interest rate swap counterparties	156
	Other changes in working capital and regulatory net capital	106
	Other investing activities, net	20
	Change in net capital related to daily futures client cash sweep	7
Less:	Purchase of treasury stock	(969)
	Income taxes paid	(683)
	Payment of cash dividends	(667)
	Principal payment on long-term debt	(500)
	Purchase of property and equipment	(199)
	Interest paid	(154)
	Net payments on securities sold under agreements to repurchase	(96)
	Purchase of treasury stock for income tax withholding on stock-based compensation	(14)
	Payment of debt issuance costs	(12)
	Payment of prepayment premium on long-term debt	(3)
Liquid assets as of September 30, 2019		$2,901

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 11 — Long-term Debt and Other Borrowings under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.
Senior Notes — As of September 30, 2019, we had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2024 Notes	October 30, 2018	April 1, 2024	$400	3.750%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
2029 Notes	August 13, 2019	October 1, 2029	$500	2.750%
Fair Value Hedging — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a vast majority of this exposure, we entered into fixed-for-variable interest rate swaps on each of the 2022 Notes, 2025 Notes, 2027 Notes and 2029 Notes (together, the "Hedged Senior Notes"). Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Hedged Senior Notes. During September 2019, we paid in full the outstanding principal under the 2019 Notes and the interest rate swap on the 2019 Notes was terminated.

The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (1) 0.9486% for the swap on the 2022 Notes, (2) 1.1022% for the swap on the 2025 Notes, (3) 1.0340% for the swap on the 2027 Notes and (4) 1.2000% for the swap on the 2029 Notes. As of September 30, 2019, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 3.27%.
Lines of Credit — TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At September 30, 2019, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of September 30, 2019.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. Our repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of September 30, 2019.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2019.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. TDAC entered into the $850 Million Revolving Facility on May 16, 2019, replacing its prior $850 million senior unsecured committed revolving credit facility, which matured on the same date. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 14, 2020, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of September 30, 2019.
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
There were no borrowings outstanding under the intercompany credit agreements as of September 30, 2019.
Stock Repurchase Programs
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During fiscal year 2019, we repurchased approximately 19.8 million shares at a weighted average purchase price of $50.40 per share. From the inception of this stock repurchase authorization through September 30, 2019, we have repurchased approximately 28.4 million shares at a weighted average purchase price of $48.25 per share.

As of September 30, 2019, we had approximately 1.6 million shares remaining under the November 20, 2015 stock repurchase authorization. On September 11, 2019, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock.
Cash Dividends
The following table summarizes dividends declared per quarter on our common stock for the fiscal years indicated:

	2019	2018	2017
Dividends declared per quarter	$0.30	$0.21	$0.18
The following table summarizes the total dividends paid on our common stock for the fiscal years indicated (dollars in millions):

	2019	2018	2017
Dividends paid	$667	$477	$379
We declared a $0.31 per share cash dividend on our common stock for the first quarter of fiscal year 2020, which is payable on November 19, 2019 to all holders of record of our common stock as of November 5, 2019.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 16 — Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 23 — Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (29% of our net revenues for the fiscal year ended September 30, 2019). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2019 (dollars in millions):

	Total	Payments Due by Period (Fiscal Years):
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations		2020	2021-22	2023-24	After 2024
Long-term debt obligations(1)	$4,191	$119	$1,563	$545	$1,964
Operating lease obligations	476	72	119	94	191
Purchase obligations(2)	197	128	47	9	13
Income taxes payable(3)	222	222	—	—	—
Total	$5,086	$541	$1,729	$648	$2,168

(1)
Represents scheduled principal payments, estimated interest payments and commitment fees pursuant to the Senior Notes, the interest rate swaps and the revolving credit facilities. Actual amounts of interest may vary depending on changes in variable interest rates associated with the interest rate swaps.

(2)
Purchase obligations primarily relate to agreements for goods and services such as professional services, software, employee compensation and benefits, telecommunications, market information and advertising and marketing.

(3)
A significant portion of our income taxes payable as of September 30, 2019 consists of liabilities for uncertain tax positions and related interest and penalties. The timing of payments, if any, on liabilities for uncertain tax positions cannot be predicted with reasonable accuracy.

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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of September 30, 2019, our consolidated duration was 1.7 years. We have an Asset/Liability Committee serve as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of September 30, 2019 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $160 million to $245 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $250 million to $290 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TD Ameritrade Holding Corporation (the Company) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 15, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

Description of the Matter
The Company has uncertain tax positions as discussed in Note 12 to the consolidated financial statements. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining if the tax position is more likely than not to be sustained upon examination, based on the technical merits of the position and (2) measuring the amount of tax benefit that qualifies for recognition. As of September 30, 2019, the Company had unrecognized tax benefits of $193 million for uncertain tax positions.

Auditing management's estimate of the amount of tax benefit related to the Company's uncertain tax positions that qualified for recognition involved especially challenging auditor judgment because management's estimate required significant judgment in evaluating the technical merits of the positions, including interpretations of applicable tax laws and regulations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's accounting process for uncertain tax positions. For example, this included controls over the Company's assessment of the technical merits of tax positions and management's process to measure the benefit of those tax positions that qualified for recognition.

We involved our tax professionals to assess the technical merits of the Company's tax positions. Our audit procedures included, among others, assessing the positions the Company has taken on its tax returns to evaluate the completeness and accuracy of the underlying data, inspecting correspondence with the relevant tax authorities, and evaluating third-party advice obtained and used by the Company in assessing the technical merits of its tax positions. Additionally, we evaluated management's application of the applicable tax laws and regulations based on relevant case law and tax authority interpretations. For example, we evaluated the appropriateness of the jurisdictions and statutes of limitations used to determine the amount of tax benefit recognized based on where the Company conducts business and the applicable tax laws and regulations, and tested the completeness and accuracy of the data used by the Company, including the mathematical accuracy of the Company's calculations.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 2005.
New York, New York
November 15, 2019

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 and 2018

	2019	2018
	(In millions)
ASSETS
Cash and cash equivalents	$2,852	$2,690
Cash and investments segregated and on deposit for regulatory purposes	8,684	3,185
Receivable from brokers, dealers and clearing organizations	2,439	1,374
Receivable from clients, net	20,618	22,616
Receivable from affiliates	112	151
Other receivables, net	305	304
Securities owned, at fair value	532	156
Investments available-for-sale, at fair value	1,668	484
Property and equipment at cost, net	837	792
Goodwill	4,227	4,227
Acquired intangible assets, net	1,204	1,329
Other assets	308	212
Total assets	$43,786	$37,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,308	$2,980
Payable to clients	27,067	22,884
Accounts payable and other liabilities	884	896
Payable to affiliates	5	45
Other borrowings	—	96
Long-term debt	3,594	2,439
Deferred income taxes	228	177
Total liabilities	35,086	29,517
Stockholders' equity:
Preferred stock, $0.01 par value, 100 million shares authorized; none issued	—	—
Common stock, $0.01 par value, one billion shares authorized; 670 million shares issued; 2019 — 544 million shares outstanding; 2018 — 563 million shares outstanding	7	7
Additional paid-in capital	3,452	3,379
Retained earnings	8,580	7,011
Treasury stock, common, at cost: 2019 — 126 million shares; 2018 — 107 million shares	(3,380)	(2,371)
Deferred compensation	—	4
Accumulated other comprehensive income (loss)	41	(27)
Total stockholders' equity	8,700	8,003
Total liabilities and stockholders' equity	$43,786	$37,520
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
	(In millions, except per share amounts)
Revenues:
Transaction-based revenues:
Commissions and transaction fees	$2,002	$1,969	$1,384
Asset-based revenues:
Bank deposit account fees	1,717	1,541	1,107
Net interest revenue	1,533	1,272	690
Investment product fees	586	557	423
Total asset-based revenues	3,836	3,370	2,220
Other revenues	178	113	72
Net revenues	6,016	5,452	3,676
Operating expenses:
Employee compensation and benefits	1,322	1,555	962
Clearing and execution costs	209	189	149
Communications	155	179	131
Occupancy and equipment costs	267	302	181
Depreciation and amortization	148	142	102
Amortization of acquired intangible assets	125	141	79
Professional services	294	303	260
Advertising	298	293	254
Other	197	350	92
Total operating expenses	3,015	3,454	2,210
Operating income	3,001	1,998	1,466
Other expense (income):
Interest on borrowings	144	99	71
Gain on business-related divestiture	(60)	—	—
Loss on sale of investments	—	11	—
Other, net	(12)	1	1
Total other expense (income)	72	111	72
Pre-tax income	2,929	1,887	1,394
Provision for income taxes	721	414	522
Net income	$2,208	$1,473	$872
Earnings per share — basic	$3.98	$2.60	$1.65
Earnings per share — diluted	$3.96	$2.59	$1.64
Weighted average shares outstanding — basic	555	567	529
Weighted average shares outstanding — diluted	557	569	531
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
	(In millions)
Net income	$2,208	$1,473	$872
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized gain (loss)	86	(12)	(9)
Reclassification adjustment for realized loss included in net income	—	11	—
Net change in investments available-for-sale	86	(1)	(9)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	4	5	4
Total other comprehensive income (loss), before tax	90	4	(5)
Income tax effect	(22)	(2)	2
Total other comprehensive income (loss), net of tax	68	2	(3)
Comprehensive income	$2,276	$1,475	$869
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended September 30, 2019, 2018 and 2017

	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance, September 30, 2016	526	$5,051	$6	$1,670	$5,518	$(2,121)	$—	$(22)
Net income	—	872	—	—	872	—	—	—
Other comprehensive loss, net of tax	—	(3)	—	—	—	—	—	(3)
Common stock dividends ($0.72 per share)	—	(379)	—	—	(379)	—	—	—
Issuance of common stock	11	400	—	400	—	—	—	—
Acquisition of Scottrade Financial Services, Inc.	28	1,262	1	1,261	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	(1)	(27)	—	—	—	(27)	—	—
Common stock issued for stock-based compensation, including tax effects	3	34	—	2	—	32	—	—
Deferred compensation	—	1	—	—	—	—	1	—
Stock-based compensation	—	36	—	36	—	—	—	—
Balance, September 30, 2017	567	7,247	7	3,369	6,011	(2,116)	1	(25)
Net income	—	1,473	—	—	1,473	—	—	—
Other comprehensive income, net of tax	—	2	—	—	—	—	—	2
Common stock dividends ($0.84 per share)	—	(477)	—	—	(477)	—	—	—
Repurchases of common stock	(5)	(255)	—	—	—	(255)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(31)	—	(31)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(17)	—	—	—	(17)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(19)	—	19	—	—
Deferred compensation	—	1	—	—	—	(2)	3	—
Stock-based compensation	—	60	—	60	—	—	—	—
Adoption of Accounting Standards Update 2018-02	—	—	—	—	4	—	—	(4)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY — (Continued)

	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
Net income	—	2,208	—	—	2,208	—	—	—
Other comprehensive income, net of tax	—	68	—	—	—	—	—	68
Common stock dividends ($1.20 per share)	—	(667)	—	—	(667)	—	—	—
Repurchases of common stock	(20)	(969)	—	31	—	(1,000)	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(14)	—	—	—	(14)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(5)	—	5	—	—
Deferred compensation	—	(4)	—	—	—	—	(4)	—
Stock-based compensation	—	47	—	47	—	—	—	—
Adoption of Accounting Standards Update 2014-09 (Note 22)	—	28	—	—	28	—	—	—
Balance, September 30, 2019	544	$8,700	$7	$3,452	$8,580	$(3,380)	$—	$41
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
	(In millions)
Cash flows from operating activities:
Net income	$2,208	$1,473	$872
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	148	142	102
Amortization of acquired intangible assets	125	141	79
Deferred income taxes	26	(24)	(11)
Gain on business-related divestiture	(60)	—	—
Loss on sale of investments	—	11	—
Stock-based compensation	47	60	36
Provision for doubtful accounts on client and other receivables	13	69	6
Other, net	25	18	12
Changes in operating assets and liabilities:
Investments segregated and on deposit for regulatory purposes	(16)	831	1,521
Receivable from brokers, dealers and clearing organizations	(1,065)	(40)	23
Receivable from clients, net	1,985	(5,536)	(2,079)
Receivable from/payable to affiliates, net	(1)	(79)	(5)
Other receivables, net	(7)	(129)	41
Securities owned, at fair value	(376)	347	(135)
Other assets	(18)	(39)	(5)
Payable to brokers, dealers and clearing organizations	328	476	110
Payable to clients	4,183	(2,223)	(196)
Accounts payable and other liabilities	75	(20)	31
Net cash provided by (used in) operating activities	7,620	(4,522)	402
Cash flows from investing activities:
Purchase of property and equipment	(199)	(229)	(197)
Proceeds from sale of property and equipment	—	12	—
Cash received from business-related divestiture	62	—	—
Cash paid in business acquisition, net of cash and cash equivalents acquired	—	(4)	(1,288)
Restricted cash and restricted cash equivalents acquired in business acquisition	—	—	2,374
Purchase of short-term investments	(1)	(1)	(66)
Proceeds from sale and maturity of short-term investments	1	66	4
Purchase of investments available-for-sale, at fair value	(1,394)	(392)	—
Proceeds from sale of investments available-for-sale, at fair value	299	643	—
Other, net	20	(3)	—
Net cash provided by (used in) investing activities	(1,212)	92	827
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2019	2018	2017
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,498	$—	$798
Payment of debt issuance costs	(12)	(3)	(8)
Principal payments on long-term debt	(500)	—	(385)
Reimbursement (payment) of prepayment premium on long-term debt	(3)	2	(54)
Proceeds from senior revolving credit facilities	1,800	3,225	—
Principal payments on senior revolving credit facilities	(1,800)	(3,225)	—
Net proceeds from (payments on) securities sold under agreements to repurchase	(96)	(1)	97
Payment of cash dividends	(667)	(477)	(379)
Proceeds from issuance of common stock	—	—	400
Proceeds from exercise of stock options	—	—	23
Purchase of treasury stock	(969)	(255)	—
Purchase of treasury stock for income tax withholding on stock-based compensation	(14)	(17)	(27)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(31)	—
Net cash provided by (used in) financing activities	(763)	(782)	465
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	5,645	(5,212)	1,694
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,548	9,760	8,066
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$10,193	$4,548	$9,760
Supplemental cash flow information:
Interest paid	$154	$118	$59
Income taxes paid	$683	$352	$483
Noncash investing activities:
Issuance of common stock in acquisition	$—	$—	$1,261
See notes to consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2019, 2018 and 2017

1. Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation — The consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent"), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
Nature of Operations — The Company provides securities brokerage services, including trade execution, clearing services and margin lending, through its broker-dealer subsidiaries; futures and foreign exchange trade execution services through its futures commission merchant ("FCM") and forex dealer member ("FDM") subsidiary; and bundled retirement plan solutions to plan sponsors and their advisors through its state-chartered trust company subsidiary. The Company also provides cash sweep and deposit account products through third-party relationships, including relationships with affiliates. On June 28, 2019, pursuant to an Asset Purchase Agreement, TD Ameritrade Trust Company ("TDATC"), an indirect wholly-owned subsidiary of the Company, sold its retirement plan custody and trust assets. The sale of the retirement plan custody and trust assets resulted in a $60 million gain, which is included in gain on business-related divestiture on the Consolidated Statements of Income.
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
Cash and Cash Equivalents — The Company considers temporary, highly-liquid investments with an original maturity of three months or less to be cash equivalents.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Goodwill — The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable assets of the acquired company. The Company tests goodwill for impairment on at least an annual basis and more frequently as events occur or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In performing the impairment tests, the Company utilizes quoted market prices of the Company's common stock to estimate the fair value of the Company as a whole. The estimated fair value is then allocated to the Company's reporting unit and is compared with the carrying value of the reporting unit. No impairment charges have resulted from the impairment tests.
Amortization of Acquired Intangible Assets — Acquired intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 11 to 23 years. The acquired intangible asset associated with a trademark license agreement is not subject to amortization because the term of the agreement is considered to be indefinite.
Long-Lived Assets and Acquired Intangible Assets — The Company reviews its long-lived assets and finite-lived acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company evaluates recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. The Company also evaluates the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization. Long-lived assets classified as "held for sale" are reported at the lesser of carrying amount or fair value less cost to sell. As of September 30, 2019 and 2018, the Company had $7 million and $36 million of assets classified as held for sale, respectively, which are included in other assets on the Consolidated Balance Sheets.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company tests its indefinite-lived acquired intangible asset for impairment on at least an annual basis and more frequently as events occur or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To determine if the indefinite-lived intangible asset is impaired, the Company first assesses certain qualitative factors. Based on this assessment, if it is determined that more likely than not the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company performs a quantitative impairment test. No impairment charges have resulted from the impairment tests.
Securities Sold Under Agreements to Repurchase — Transactions involving sales of securities under agreements to repurchase (repurchase agreements) are treated as collateralized financing transactions. Under repurchase agreements, the Company receives cash from counterparties and provides U.S. Treasury securities as collateral. These agreements are carried at amounts at which the securities will subsequently be repurchased, plus accrued interest, and the interest expense incurred by the Company is recorded as interest on borrowings on the Consolidated Statements of Income. See "General Contingencies" in Note 16, Commitments and Contingencies, for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
Deferred Compensation — During fiscal year 2018, the Company's common stock held in a rabbi trust pursuant to a Company deferred compensation plan was recorded at the fair value of the stock at the time it was transferred to the rabbi trust and was classified as treasury stock. The corresponding deferred compensation liability was recorded as a component of stockholders' equity on the Consolidated Balance Sheet.
During the fourth quarter of fiscal year 2019, the Company amended the deferred compensation plan to allow participants to diversify their investments within the plan; as such, the corresponding deferred compensation obligation is recorded in accounts payable and other liabilities on the Consolidated Balance Sheet. To reflect changes in the fair value of the amount owed to the participants, the deferred compensation obligation is adjusted with a corresponding charge (or credit) to employee compensation and benefits expense on the Consolidated Statement of Income.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Deposit Account Fees — Revenues generated from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept to FDIC-insured (up to specified limits) money market accounts at affiliated and non-affiliated third-party financial institutions participating in the program. Bank deposit account fees includes revenues from the Insured Deposit Account ("IDA") agreement with TD Bank USA, N.A. ("TD Bank USA"), TD Bank, N.A. and The Toronto-Dominion Bank ("TD"). The IDA agreement is described further in Note 23, Related Party Transactions.
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
Derivatives and Hedging Activities — The Company occasionally utilizes derivative instruments to manage risks, which may include market price, interest rate and foreign currency risks. The Company does not use derivative instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities at fair value. Derivative instruments properly designated to hedge exposure to changes in the fair value of assets or liabilities are accounted for as fair value hedges. Derivative instruments properly designated to hedge exposure to the variability of expected future cash flows or other forecasted transactions are accounted for as cash flow hedges. The Company formally documents the risk management objective and strategy for each hedge transaction. Derivative instruments that do not qualify for hedge accounting are carried at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded currently on the Consolidated Statements of Income. Cash flows from derivative instruments accounted for as fair value hedges or cash flow hedges are classified in the same category on the Consolidated Statements of Cash Flows as the cash flows from the items being hedged. For additional information on the Company's fair value and cash flow hedging instruments, see Note 11, Long-term Debt and Other Borrowings.
Earnings Per Share — Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, except when such assumed exercise or conversion would have an antidilutive effect on EPS. The difference between the numerator and denominator used in the Company's computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation. There were no material antidilutive awards for fiscal years 2019, 2018 and 2017.
Recently Adopted Accounting Pronouncements
ASU 2019-07 – In July 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The purpose of this ASU is to align guidance in various SEC sections of the FASB Accounting Standards Codification ("ASC") with the requirements of certain already effective SEC final rules. The ASU was effective during the Company's fourth quarter of fiscal year 2019. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2017-12 – In September 2019, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, and standards which were issued subsequently to ASU 2017-12, for the purpose of providing codification improvements. These standards amend the guidance in ASC Topic 815, Derivatives and Hedging. The objectives of these ASUs are to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and to the presentation of hedge results. In addition, the amendments in these ASUs make certain targeted improvements that are intended to simplify the application of the hedge accounting guidance in current GAAP. All transition requirements and elections under these ASUs were applied to hedging relationships existing on the date of adoption. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.
ASU 2016-18 – On October 1, 2018, the Company adopted ASU 2016-18, Restricted Cash, using a retrospective transition method to each period presented. This ASU amends the guidance in ASC Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments within this ASU require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity is required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity is also required to disclose information regarding the nature of the restrictions. Under the retrospective transition method, the Company recorded a decrease of $6.4 billion and $0.3 billion in cash flows from operating activities for the fiscal years ended September 30, 2018 and 2017, respectively, and an increase of $2.4 billion in cash flows from investing activities for the fiscal year ended September 30, 2017, to reflect the reclassification of changes in restricted cash and restricted cash equivalents amounts from the operating and investing sections to the beginning-of-period and end-of-period cash, cash equivalents, restricted cash and restricted cash equivalents amounts within the Consolidated Statements of Cash Flows. See Note 3 for additional information regarding restricted cash and restricted cash equivalents.
ASU 2016-16 – On October 1, 2018, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU amends the guidance in ASC Topic 740, Income Taxes. The amendments in this ASU are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when the asset is sold to a third party. The adoption of ASU 2016-16 did not have an impact on the Company's consolidated financial statements.
ASU 2014-09 – On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using a modified retrospective approach, which requires the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. The new revenue recognition standard is intended to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.
The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or cash flows, as the satisfaction of performance obligations under the new guidance is materially consistent with the Company's previous revenue recognition policies. However, the adoption of this standard did impact the Company by: (1) requiring the capitalization of sales commissions paid to employees for obtaining new contracts with clients and (2) accounting for revenues from certain contracts on a gross basis when the Company is acting as a principal, as compared to the prior guidance, which allowed for these contracts to be accounted for

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a net basis. For additional information on the Company's adoption of the amended guidance, see Note 22, Revenue Recognition. The new guidance does not apply to revenue associated with financial instruments, such as interest revenue, which is accounted for under other GAAP. Accordingly, net interest revenue was not impacted.
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
ASU 2016-02 – In February 2016, the FASB issued ASU 2016-02, Leases. This ASU supersedes the guidance in ASC Topic 840, Leases. Under ASU 2016-02, for lease arrangements exceeding a 12-month term, a lessee is required to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 retains a distinction between finance and operating leases; however, the principal difference between the previous guidance and the new guidance is that lease assets and liabilities arising from operating leases are recognized on the balance sheet under the new guidance. On October 1, 2019, the Company adopted the new lease accounting guidance by applying the standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings. As a result, restated financial information and the additional disclosures required under the new standard will not be provided for the comparative periods presented. The Company elected a package of practical expedients available under the new guidance, which allows an entity to not reassess prior conclusions related to existing contracts containing leases, lease classification and initial direct costs. Upon the adoption of the lease standard, the Company recognized a right-of-use asset and a lease liability on the Consolidated Balance Sheet related to non-cancelable

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating leases for certain facilities, including corporate offices, retail branches and data centers. At the date of adoption, the Company recognized a cumulative-effect adjustment to the opening balance of retained earnings of $1 million and the initial recognition and measurement of the right-of-use asset and lease liability was $347 million and $379 million, respectively, which were based on the present value of the Company's remaining operating lease payments. The present value was calculated utilizing secured incremental borrowing rates as of October 1, 2019. The secured incremental borrowing rates were based on the terms of the leases and the interest rate environment at the date of adoption. The adoption of this standard did not have a material impact on the Company's results of operations or cash flows.
2. Business Acquisition
On September 18, 2017, the Company completed its acquisition of Scottrade Financial Services, Inc. ("Scottrade"), pursuant to an Agreement and Plan of Merger (the "Acquisition"), among the Company, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 (the "Riney Stockholder"), and Alto Acquisition Corp., a wholly-owned subsidiary of the Company. Immediately prior to the closing of the Acquisition, pursuant to the terms and conditions set forth in a separate Agreement and Plan of Merger, TD Bank, N.A., a wholly-owned subsidiary of The Toronto-Dominion Bank ("TD"), acquired Scottrade Bank, which was a wholly-owned subsidiary of Scottrade, from Scottrade (the "Bank Merger") for approximately $1.37 billion in cash (the "Bank Merger Consideration"). Immediately prior to the closing of the Acquisition, the Company also issued 11,074,197 shares of the Company's common stock to TD at a price of $36.12 per share, or approximately $400 million, pursuant to a subscription agreement dated October 24, 2016 between the Company and TD. Immediately following the Bank Merger, the Acquisition was completed. The aggregate consideration paid by the Company for all of the outstanding capital stock of Scottrade consisted of 27,685,493 shares of the Company's common stock and $3.07 billion in cash (the "Cash Consideration"). The Cash Consideration was funded with the Bank Merger Consideration paid by TD Bank, N.A. to Scottrade, the proceeds received from the Company's issuance of the 3.300% Senior Notes on April 27, 2017, cash on hand and cash proceeds from the sale of the Company's common stock to TD, as described above.
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
The following table summarizes the unaudited pro forma financial information for the fiscal year indicated (dollars in millions):

2017
(unaudited)
Pro forma net revenues	$4,586
Pro forma net income	$921
Pro forma basic earnings per share	$1.62
Pro forma diluted earnings per share	$1.62

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	September 30,
	2019	2018
Broker-dealer subsidiaries	$2,260	$2,094
Corporate	366	342
Trust company subsidiary	124	124
Futures commission merchant and forex dealer member subsidiary	94	89
Investment advisory subsidiaries	8	41
Total	$2,852	$2,690

Capital requirements may limit the amount of cash available for dividend from the broker-dealer, trust company and FCM/FDM subsidiaries to the Parent.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows (dollars in millions):

	September 30,
	2019	2018
Cash and cash equivalents	$2,852	$2,690
Restricted cash and restricted cash equivalents included in cash and investments segregated and on deposit for regulatory purposes	7,341	1,858
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Consolidated Statements of Cash Flows	$10,193	$4,548

Amounts included in restricted cash and restricted cash equivalents consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Exchange Act and other regulations. Restricted cash equivalents consists of highly-liquid investments with an original maturity of three months or less.
4. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	September 30,
	2019	2018
U.S. government debt securities	$4,369	$200
Cash in demand deposit accounts	2,304	956
U.S. government agency mortgage-backed securities	1,318	1,302
Reverse repurchase agreements (collateralized by U.S. government debt securities)	500	500
Cash on deposit with futures commission merchants	168	202
U.S. government debt securities on deposit with futures commission merchant	25	25
Total	$8,684	$3,185

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Investments Available-for-Sale
The following tables present the amortized cost and fair value of available-for-sale securities (dollars in millions):

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,591	$77	$—	$1,668

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$493	$—	$(9)	$484

As of September 30, 2018, the Company had pledged $98 million of available-for-sale securities as collateral for repurchase agreements.
The following table presents the contractual maturities of available-for-sale securities as of September 30, 2019 (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale U.S. Treasury securities:
Due within one to five years	$581	$615
Due within five to ten years	619	639
Due after ten years	391	414
Total available-for-sale U.S. Treasury securities	$1,591	$1,668

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (dollars in millions):

	September 30,
	2019	2018
Receivable:
Deposits paid for securities borrowed	$1,864	$803
Clearing organizations	545	545
Broker-dealers	16	14
Securities failed to deliver	14	12
Total	$2,439	$1,374
Payable:
Deposits received for securities loaned	$3,189	$2,914
Clearing organizations	89	29
Securities failed to receive	29	34
Broker-dealers	1	3
Total	$3,308	$2,980

7. Allowance for Doubtful Accounts on Receivables
The following table summarizes activity in the Company's allowance for doubtful accounts on client and other receivables for the fiscal years indicated (dollars in millions):

	2019	2018	2017
Beginning balance	$54	$11	$9
Provision for doubtful accounts, net	4	56	2
Acquired in business acquisition	—	—	2
Write-off of doubtful accounts	(19)	(13)	(2)
Ending balance	$39	$54	$11

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Property and Equipment
Property and equipment consists of the following (dollars in millions):

	September 30,
	2019	2018
Buildings and building components	$478	$462
Computer equipment	313	326
Software	253	178
Leasehold improvements	182	176
Land	59	61
Other property and equipment	100	92
	1,385	1,295
Less: Accumulated depreciation and amortization	(548)	(503)
Property and equipment at cost, net	$837	$792

9. Goodwill and Acquired Intangible Assets
The Company has recorded goodwill for business acquisitions to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of each acquired company. The following table summarizes changes in the carrying amount of goodwill (dollars in millions):

Balance as of September 30, 2017	$4,213
Purchase accounting adjustments(1)	14
Balance as of September 30, 2018	4,227
Changes during period	—
Balance as of September 30, 2019	$4,227

(1)
The purchasing accounting adjustments are primarily attributable to post-closing adjustments related to the Bank Merger Consideration, property acquired and liabilities assumed in the acquisition of Scottrade. The purchase price allocation was finalized during September 2018, one-year from the anniversary of the Acquisition.

Acquired intangible assets consist of the following (dollars in millions):

	September 30,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	$2,069	$(1,011)	$1,058	$2,183	$(1,003)	$1,180
Technology and content	9	(9)	—	108	(108)	—
Trade names	10	(10)	—	10	(7)	3
Trademark license	146	—	146	146	—	146
	$2,234	$(1,030)	$1,204	$2,447	$(1,118)	$1,329

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on acquired intangible assets was $125 million, $141 million and $79 million for fiscal years 2019, 2018 and 2017, respectively. Estimated future amortization expense for acquired finite-lived intangible assets outstanding as of September 30, 2019 is as follows (dollars in millions):

Fiscal Year	Estimated Amortization Expense
2020	$115
2021	105
2022	105
2023	77
2024	65
Thereafter (to 2035)	591
Total	$1,058

10. Exit Liabilities
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
The following table summarizes activity in the Company's exit liabilities for the fiscal years ended September 30, 2019 and 2018, which are included in accounts payable and other liabilities on the Consolidated Balance Sheets (dollars in millions):

	Severance Pay and Other Employment Benefits		Contract Termination and Other Costs		Total
Balance, September 30, 2017	$138		$—		$138
Exit liabilities assumed - post closing adjustments	—		9		9
Costs incurred and charged to expense	235	(1)	213	(2)	448
Costs paid or otherwise settled	(352)		(174)		(526)
Balance, September 30, 2018	21		48		69
Adjustments	(1)	(1)	(2)	(2)	(3)
Costs paid or otherwise settled	(20)		(45)		(65)
Balance, September 30, 2019	$—		$1		$1

(1)	Costs incurred and adjustments made for severance pay and other employment benefits are included in employee compensation and benefits on the Consolidated Statements of Income.

(2)	Costs incurred and adjustments made for contract termination and other costs are primarily included in other operating expense and professional services on the Consolidated Statements of Income.
There were no material exit costs incurred which were not associated with the Scottrade acquisition during fiscal years 2019, 2018 and 2017.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the cumulative amount of acquisition related exit costs incurred by the Company related to the Scottrade acquisition as of September 30, 2019 (dollars in millions):

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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

September 30, 2019	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Senior Notes:
Variable-rate Notes due 2021	$600	$(2)	$—	$598
2.950% Notes due 2022	750	(3)	6	753
3.750% Notes due 2024	400	(3)	—	397
3.625% Notes due 2025	500	(3)	25	522
3.300% Notes due 2027	800	(8)	40	832
2.750% Notes due 2029	500	(5)	(3)	492
Total long-term debt	$3,550	$(24)	$68	$3,594

September 30, 2018	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment(1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$96	$—	$—	$96
Long-term debt:
Senior Notes:
5.600% Notes due 2019	500	(1)	2	501
2.950% Notes due 2022	750	(4)	(27)	719
3.625% Notes due 2025	500	(3)	(17)	480
3.300% Notes due 2027	800	(9)	(52)	739
Subtotal - Long-term debt	2,550	(17)	(94)	2,439
Total long-term debt and other borrowings	$2,646	$(17)	$(94)	$2,535

(1) Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Fiscal year maturities on long-term debt outstanding at September 30, 2019 are as follows (dollars in millions):

2020	$—
2021	—
2022	1,350
2023	—
2024	400
Thereafter	1,800
Total	$3,550

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes — As of September 30, 2019 and 2018, the Company had $3.55 billion and $2.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"), respectively. The Company's Senior Notes were each sold through a public offering. The fixed rate and variable rate Senior Notes pay interest semi-annually and quarterly, respectively, in arrears. Key information about the Senior Notes outstanding as of September 30, 2019 is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2024 Notes	October 30, 2018	April 1, 2024	$400	3.750%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
2029 Notes	August 13, 2019	October 1, 2029	$500	2.750%

During September of fiscal year 2019, the Company used the net proceeds from the issuance of the 2029 Notes, together with cash on hand, to repay the $500 million aggregate outstanding principal amount and a prepayment premium under its 2019 Notes, which were scheduled to mature on December 1, 2019. The Company is using the net proceeds from the issuance of the 2021 Notes and 2024 Notes for general corporate purposes and to augment liquidity. The Company used the proceeds from the issuance of the 2027 Notes during fiscal year 2017 to finance a portion of the cash consideration paid by the Company in its acquisition of Scottrade.
Under the terms of the Senior Notes, the Company may redeem the notes prior to maturity, in whole or in part, at any time prior to specified dates, at redemption prices equal to the greater of (1) 100% of the principal amount of the notes being redeemed, and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the date of redemption on a semi-annual basis at the comparable U.S. Treasury rate, plus set basis points and in each case, accrued and unpaid interest to the date of redemption. The Company may redeem the Senior Notes, in whole or in part, at any time on or after the specified dates, at a redemption price equal to 100% of the principal amount of the notes being redeemed and in each case, accrued and unpaid interest to the date of redemption. The Senior Notes are not required to be guaranteed by any of the Company's subsidiaries.
Lines of Credit — TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At September 30, 2019, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of September 30, 2019 and 2018.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The Company's repurchase agreements generally mature between 30 and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of September 30, 2019. The remaining contractual maturities of the repurchase agreements with outstanding balances as of September 30, 2018 were less than 30 days. The weighted average interest rate on the balances outstanding as of September 30, 2018 was 2.35%. See "General Contingencies" in Note 16 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
Fair Value Hedging — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a vast majority of this exposure, the Company has entered into fixed-for-

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable interest rate swaps on each of the 2022 Notes, 2025 Notes, 2027 Notes and 2029 Notes (together, the "Hedged Senior Notes"). Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Hedged Senior Notes. During September 2019, the Company paid in full the outstanding principal under the 2019 Notes and the interest rate swap on the 2019 Notes was terminated.
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (1) 0.9486% for the swap on the 2022 Notes, (2) 1.1022% for the swap on the 2025 Notes, (3) 1.0340% for the swap on the 2027 Notes and (4) 1.2000% for the swap on the 2029 Notes. As of September 30, 2019, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 3.27%.
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

	2019	2018	2017
Gain (loss) on fair value of interest rate swaps	$162	$(117)	$(56)
Gain (loss) on fair value of hedged fixed-rate debt	(162)	117	56
Net gain (loss) recorded in interest on borrowings	$—	$—	$—

Cash Flow Hedging – On January 17, 2014, the Company entered into forward-starting interest rate swap contracts with an aggregate notional amount of $500 million, to hedge against changes in the benchmark interest rate component of future interest payments resulting from an anticipated debt refinancing.  The Company designated the contracts as a cash flow hedge of the future interest payments.  Under cash flow hedge accounting, the swap contracts are carried at fair value until settlement and to the extent they are an effective hedge, any unrealized gains or losses are recorded in other comprehensive income (loss). Any ineffective portion of the unrealized gains or losses is immediately recorded into earnings. Upon settlement, any realized gain or loss that has been recorded in other comprehensive income (loss) is amortized into earnings over the term of the newly-issued fixed-rate debt.
On October 17, 2014, the Company sold $500 million of 2025 Notes as described under "Senior Notes" above, and paid approximately $45 million to settle the forward-starting interest rate swap contracts. As of September 30, 2019, the Company expects to amortize $4 million of pre-tax losses, that were reported in accumulated other comprehensive loss, into interest on borrowings on the Consolidated Statements of Income within the next 12 months.
Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Consolidated Balance Sheets (dollars in millions):

	September 30,
	2019	2018
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$71	$2
Accounts payable and other liabilities	$(3)	$(96)

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the CFTC. The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of September 30, 2019 and 2018, the pay-variable interest rate swap counterparties had pledged $86 million and $10 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets. As of September 30, 2019 and 2018, the Company had pledged $3 million and $82 million of collateral, respectively, to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Consolidated Balance Sheets.
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
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (1) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (2) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of September 30, 2019 and 2018. As of September 30, 2019, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
The Parent Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, consolidations, transactions with affiliates, change in nature of business and the sale of all or substantially all of the assets of the Company. The Parent is also required to maintain compliance with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant, and the Company's broker-dealer and FCM/FDM subsidiaries are required to maintain compliance with a minimum regulatory net capital covenant. The Company was in compliance with all covenants under the Parent Revolving Facility as of September 30, 2019.
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
The applicable interest rate under each of the TDAC Revolving Facilities is calculated as a per annum rate equal to, at the option of TDAC, (1) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (2) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.07% to 0.175% and from 0.06% to 0.125% on any unused amounts of the $600 Million Revolving Facility and the $850 Million Revolving Facility, respectively, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facilities as of September 30, 2019 and 2018. As of September 30, 2019, the interest rate margin under the TDAC Revolving Facilities would have been 1.00% for both TDAC Eurodollar

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. As of September 30, 2019, the commitment fees under the $600 Million Revolving Facility and the $850 Million Revolving Facility were 0.10% and 0.08%, respectively, each determined by reference to the Company's public debt ratings.
The TDAC Revolving Facilities contain negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, change in nature of business, mergers, consolidations, and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum consolidated tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. TDAC was in compliance with all covenants under the TDAC Revolving Facilities as of September 30, 2019.
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
There were no borrowings outstanding under any of the intercompany credit agreements as of September 30, 2019 and 2018.
12. Income Taxes
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%. The U.S. federal statutory income tax rate for companies with a fiscal year end of September 30, 2018, was a blended rate of 24.5% for fiscal year 2018.
Provision for income taxes is comprised of the following for the fiscal years indicated (dollars in millions):

	2019	2018	2017
Current expense:
Federal	$579	$380	$484
State	116	58	49
	695	438	533
Deferred expense (benefit):
Federal	20	(32)	(11)
State	6	8	—
	26	(24)	(11)
Provision for income taxes	$721	$414	$522

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate applicable to pre-tax income follows for the fiscal years indicated:

	2019	2018	2017
Federal statutory income tax rate	21.0%	24.5%	35.0%
Statutory versus actual blended federal income tax rate	—	(1.3)	—
State taxes, net of federal tax effect	3.7	2.6	2.8
Federal incentives	—	0.4	(0.3)
Interest recorded on unrecognized tax benefits, net	0.2	0.2	0.2
Remeasurement of U.S. deferred income taxes	—	(3.8)	—
Reversal of accruals for unrecognized tax benefits	(0.3)	(0.4)	(0.4)
Share-based payment compensation	(0.1)	(0.3)	—
Disallowed executive compensation	0.2	—	—
Other	(0.1)	—	0.1
	24.6%	21.9%	37.4%

The Company's effective income tax rate for fiscal year 2019 was 24.6%, compared to 21.9% and 37.4% for fiscal years 2018 and 2017, respectively. The provision for income taxes for the fiscal year 2019 included $16 million of favorable adjustments related to state income tax matters and a $4 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on the Company's earnings for fiscal year 2019 of approximately $0.04 per share. The provision for income taxes for fiscal year 2018 included a net favorable adjustment of $71 million related to the remeasurement of the Company's deferred income tax balances as it pertains to the Act, a $5 million income tax benefit resulting from the change in accounting for income taxes related to equity-based compensation under ASU 2016-09, $12 million of favorable resolutions of state income tax matters and a $30 million favorable benefit resulting from accelerating certain deductions, including acquisition-related exit costs, to leverage higher 2017 pre-enactment tax rates. The effective income tax rate was also impacted by a $9 million unfavorable remeasurement of uncertain tax positions related to certain federal incentives. These items had a net favorable impact on the Company's earnings for fiscal year 2018 of approximately $0.19 per share. The provision for income taxes for fiscal year 2017 included $8 million of net favorable resolutions of state income tax matters and $4 million of favorable tax benefits for certain federal incentives. These items had a net favorable impact on the Company's earnings for fiscal year 2017 of approximately $0.02 per share.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are comprised of the following (dollars in millions):

	September 30,
	2019	2018
Deferred tax assets:
Accrued and other liabilities	$82	$78
Stock-based compensation	20	19
Allowance for doubtful accounts	10	14
Operating loss carryforwards	5	2
Intangible assets, state tax benefit	1	3
Unrecognized loss on cash flow hedging instruments	—	9
Other deferred tax assets	6	—
Gross deferred tax assets	124	125
Less: Valuation allowance	(4)	(2)
Net deferred tax assets	120	123
Deferred tax liabilities:
Acquired intangible assets	(261)	(236)
Property and equipment	(54)	(46)
Unrecognized gain on cash flow hedging instruments	(13)	—
Prepaid expenses	(11)	(13)
Capitalized contract acquisition costs	(7)	—
Unrealized gain on investments	(2)	(2)
Other deferred tax liabilities	—	(3)
Total deferred tax liabilities	(348)	(300)
Net deferred tax liabilities	$(228)	$(177)

At September 30, 2019, subsidiaries of the Company have approximately $79 million of separate state operating loss carryforwards. These carryforwards expire between fiscal years 2021 and 2038. Because the realization of the tax benefit from state loss carryforwards is dependent on certain subsidiaries generating sufficient state taxable income in future periods, as well as annual limitations on future utilization, the Company has provided a valuation allowance against the computed benefit in order to reflect the tax benefit expected to be realized.
A reconciliation of the activity related to unrecognized tax benefits follows for the fiscal years indicated (dollars in millions):

	2019	2018	2017
Beginning balance	$181	$152	$142
Additions based on tax positions related to the current year	34	35	28
Additions for tax positions of prior years	3	8	—
Reductions due to lapsed statute of limitations	(11)	(9)	(7)
Reductions due to settlements with taxing authorities	(10)	(3)	(1)
Reductions for tax positions of prior years	(4)	(2)	(10)
Ending balance	$193	$181	$152

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of unrecognized tax benefits as of September 30, 2019 was $193 million ($160 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The balance of unrecognized tax benefits as of September 30, 2018 was $181 million ($151 million net of the federal benefit on state matters), all of which, if recognized, would favorably affect the effective income tax rate in any future periods. The Company's income tax returns are subject to review and examination by federal, state and local taxing authorities. The Company's federal claims for refund for tax years 2012 through 2014 and the federal returns for 2015 and 2016 are being examined by the Internal Revenue Service. The federal returns for 2015 through 2018 remain open to examination under the statute of limitations. The years open to examination by state and local government authorities vary by jurisdiction, but the statute of limitations is generally three to four years from the date the tax return is filed. It is reasonably possible that the gross unrecognized tax benefits as of September 30, 2019 could decrease by up to $73 million ($64 million net of the federal benefit on state matters) within the next 12 months as a result of settlements of certain examinations or expiration of the statute of limitations with respect to other tax filings.
The Company recognized $5 million, $4 million and $2 million of interest and penalties expense (net of the federal benefit) on the Consolidated Statements of Income for fiscal years 2019, 2018 and 2017, respectively, primarily due to accruals for unrecognized tax benefits. As of September 30, 2019 and 2018, accrued interest and penalties related to unrecognized tax benefits was $36 million and $30 million, respectively.
13. Capital Requirements
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. TDAC, the Company's clearing broker-dealer subsidiary, and TD Ameritrade, Inc., an introducing broker-dealer subsidiary of the Company, compute net capital under the alternative method as permitted by SEC Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc.is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. In addition, under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than (1) 5% of aggregate debit balances or (2) 120% of its minimum dollar requirement.
TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM and FDM subsidiary registered with the CFTC, is subject to CFTC Regulations 1.17 and 5.7 under the Commodity Exchange Act, administered by the CFTC and the NFA. As an FCM, TDAFF is required to maintain minimum adjusted net capital under CFTC Regulation 1.17 of the greater of (1) $1.0 million or (2) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts. As an FDM, TDAFF is also subject to the net capital requirements under CFTC Regulation 5.7, which requires TDAFF to maintain minimum adjusted net capital of the greater of (1) any amount required under CFTC Regulation 1.17 as described above or (2) $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million. In addition, an FCM and FDM must provide notice to the CFTC if its adjusted net capital amounts to less than (1) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (2) 150% of its $1.0 million minimum dollar requirement, or (3) 110% of $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
September 30, 2019	$3,188	$493	$2,695	12.93%
September 30, 2018	$2,831	$525	$2,306	10.79%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
September 30, 2019	$289	$0.25	$289
September 30, 2018	$181	$0.25	$181

Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
September 30, 2019	$140	$23	$117
September 30, 2018	$129	$23	$106

The Company's non-depository trust company subsidiary, TDATC, is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $43 million and $39 million as of September 30, 2019 and 2018, respectively, which exceeded the required Tier 1 capital by $22 million and $18 million, respectively.
14. Stock-based Compensation
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Stock-based compensation expense was $47 million, $60 million and $36 million for fiscal years 2019, 2018 and 2017, respectively. The related income tax benefits were $12 million, $17 million and $14 million for fiscal years 2019, 2018 and 2017, respectively.
The following is a summary of option activity in the Company's stock incentive plans for the fiscal year ended September 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	503	$27.97
Outstanding at end of year	503	$27.97	6.3	$9
Exercisable at end of year	377	$27.97	6.3	$7

The Company measures the fair value of stock options using a Black-Scholes-Merton valuation model as of the date of the grant. No options were granted during fiscal years 2019, 2018 and 2017. The total intrinsic value of options exercised during fiscal year 2017 was $26 million. No options were exercised during fiscal years 2019 and 2018. As of September 30, 2019, the total unrecognized compensation cost related to nonvested stock options awards was $0.2 million and was expected to be recognized over a weighted-average period of 0.3 years.
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
The following is a summary of RSU activity in the Company's stock incentive plans for the fiscal year ended September 30, 2019:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	2,129	$39.99
Granted	845	$48.43
Vested	(833)	$32.43
Forfeited	(157)	$47.08
Nonvested at end of year	1,984	$46.20

The weighted-average grant-date fair value of RSUs granted during fiscal years 2019, 2018 and 2017 was $48.43, $50.61 and $40.66, respectively. As of September 30, 2019, there was $34 million of estimated unrecognized compensation cost related to nonvested RSUs, which was expected to be recognized over a weighted average period

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 1.8 years. The total fair value of RSUs that vested during fiscal years 2019, 2018 and 2017 was $43 million, $42 million and $70 million, respectively.
The following is a summary of PRSU activity in the Company's stock incentive plans for the fiscal year ended September 30, 2019:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	500	$44.19
Granted	317	$49.59
Nonvested at end of year	817	$46.29

The weighted-average grant-date fair value of the PRSUs granted during the fiscal years 2019, 2018 and 2017 was $49.59, $49.50 and $39.48, respectively. As of September 30, 2019, there was $8 million of estimated unrecognized compensation cost related to nonvested PRSUs, which was expected to be recognized over a weighted average period of 1.5 years.
The fair value of PRSUs granted was estimated using a Monte Carlo simulation model with the following inputs for the fiscal years indicated:

	2019	2018	2017
Risk-free interest rate	2.77%	1.84%	1.34%
Expected dividend yield	0%	0%	0%
Expected volatility	28%	28%	27%
Expected term (years)	2.8	2.8	2.9

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
Although the Company does not have a formal policy regarding issuance of shares for stock-based compensation, such shares are generally issued from treasury stock. The stockholders agreement entered into in connection with the acquisition of TD Waterhouse Group, Inc. requires the Company to repurchase its common stock from time to time to offset dilution resulting from stock option exercises and other stock awards subsequent to the acquisition. As of September 30, 2019, the Company was not obligated to repurchase additional shares pursuant to the stockholders agreement. The Company cannot estimate the amount and timing of repurchases that may be required as a result of future stock issuances.
15. Employee Benefit Plans
The Company has a 401(k) and profit-sharing plan under which annual profit-sharing contributions are determined at the discretion of the board of directors. The Company also makes matching contributions pursuant to the plan document. Profit-sharing and matching contributions expense was $60 million, $53 million and $38 million for fiscal years 2019, 2018 and 2017, respectively.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Commitments and Contingencies
Lease Commitments — The Company has various non-cancelable operating leases on facilities requiring annual payments as follows (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2020	$72	$(2)	$70
2021	64	(1)	63
2022	55	—	55
2023	49	—	49
2024	45	—	45
Thereafter (to 2033)	191	—	191
Total	$476	$(3)	$473

A majority of the leases for the Company's branch offices contain provisions for renewal at the Company's option. Rental expense, net of sublease income, was approximately $76 million, $83 million and $54 million for fiscal years 2019, 2018 and 2017, respectively.
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
Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants. FINRA arbitrations have also been filed against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade, Inc. customers purchased more than $140 million of Aequitas securities; TD Ameritrade, Inc. served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. On August 1, 2018, the Magistrate Judge in that case issued findings and a recommendation that defendants' motions to dismiss the pending complaint be denied with limited exceptions not applicable to the Company. TD Ameritrade, Inc. and other defendants filed objections to the Magistrate Judge's findings and recommendation, which plaintiffs opposed. On September 24, 2018, the District Judge issued an opinion and order adopting the Magistrate Judge's findings and recommendation. In May 2019, TD Ameritrade, Inc. settled all of the non-class action claims then pending for an immaterial amount paid by its insurers. Plaintiffs and defendants Tonkon Torp and Integrity Bank entered into agreements to settle the claims in the Ciuffitelli case on a class basis for an aggregate amount of $14.6 million subject to Court approval. Following a mediation, on July 9, 2019, plaintiffs and the remaining defendants in the Ciuffitelli case reached an agreement to settle the claims on a class basis for $220 million subject to Court approval. If the Court approves the settlement, TD Ameritrade, Inc. will contribute $20 million and its insurers $12 million of the aggregate settlement amount. On July 15, 2019, the Magistrate Judge issued findings and a recommendation that the District Judge preliminarily approve the class settlements. On August 7, 2019, the District Judge issued an order adopting the Magistrate Judge's findings and recommendation on preliminary approval. A settlement hearing is scheduled for November 26, 2019. Except as described above, the Company is unable to predict the outcome or the timing of the ultimate resolution of this litigation, or the potential losses, if any, that may result.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $80 million as of September 30, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	September 30,
	2019	2018
Client margin securities	$28.6	$31.4
Stock borrowings	1.9	0.8
Total collateral available	$30.5	$32.2
Collateral loaned	$3.2	$2.9
Collateral repledged	4.6	6.3
Total collateral loaned or repledged	$7.8	$9.2

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

		September 30,
Assets	Balance Sheet Classification	2019	2018
Cash	Receivable from brokers, dealers and clearing organizations	$545	$545
U.S. government debt securities	Securities owned, at fair value	168	50
Total		$713	$595

The Company manages its sweep program through off-balance sheet arrangements with The Toronto Dominion Bank ("TD") and unaffiliated third-party depository financial institutions (together, the "Sweep Program Counterparties"). The sweep program is offered to eligible clients whereby the client's uninvested cash is swept into FDIC-insured (up to specified limits) money market deposit accounts at the Sweep Program Counterparties. The

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company earns revenue on client cash at the Sweep Program Counterparties based on the return of floating-rate and fixed-rate notional investments. The Company designates amounts and maturity dates for the fixed-rate notional investments within the sweep program portfolios, subject to certain limitations. In the event the Company instructs the Sweep Program Counterparties to withdraw a fixed-rate notional investment prior to its maturity, the Company may be required to reimburse the Sweep Program Counterparties for any losses incurred as a result of the early withdrawal. In order to mitigate the risk of potential loss due to an early withdrawal of fixed-rate notional investments, the Company maintains a certain level of short-term floating-rate investments within the sweep program portfolios to meet client cash demands. See "Insured Deposit Account Agreement" in Note 23 for a description of the sweep arrangement between the Company and TD.
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
See "Insured Deposit Account Agreement" in Note 23 for a description of the guarantees included in that agreement.
17. Fair Value Disclosures
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

•
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active and inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities, U.S. government agency mortgage-backed securities, which consist of Ginnie Mae Conventional Residential

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgages and Ginnie Mae Home Equity Conversion Mortgages, and other interest-sensitive financial instruments.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability.
The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and 2018 (dollars in millions):

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,486	$—	$—	$2,486
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	4,394	—	4,394
U.S. government agency mortgage-backed securities	—	1,318	—	1,318
Subtotal - Investments segregated and on deposit for regulatory purposes	—	5,712	—	5,712
Securities owned:
U.S. government debt securities	—	524	—	524
Other	2	6	—	8
Subtotal - Securities owned	2	530	—	532
Investments available-for-sale:
U.S. government debt securities	—	1,668	—	1,668
Other assets:
Pay-variable interest rate swaps(1)	—	71	—	71
U.S. government debt securities	—	1	—	1
Subtotal - Other assets	—	72	—	72
Total assets at fair value	$2,488	$7,982	$—	$10,470
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 11 for details.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,373	$—	$—	$2,373
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	225	—	225
U.S. government agency mortgage-backed securities	—	1,302	—	1,302
Subtotal - Investments segregated and on deposit for regulatory purposes	—	1,527	—	1,527
Securities owned:
U.S. government debt securities	—	149	—	149
Other	1	6	—	7
Subtotal - Securities owned	1	155	—	156
Investments available-for-sale:
U.S. government debt securities	—	484	—	484
Other assets:
Pay-variable interest rate swaps(1)	—	2	—	2
U.S. government debt securities	—	1	—	1
Auction rate securities	—	—	1	1
Subtotal - Other assets	—	3	1	4
Total assets at fair value	$2,374	$2,169	$1	$4,544
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$96	$—	$96

(1)	See "Fair Value Hedging" in Note 11 for details.
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
Long-term debt — As of September 30, 2019, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $3.67 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $3.59 billion. As of September 30, 2018, the Company's Senior Notes had an aggregate estimated fair value, based on quoted

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market prices, of approximately $2.51 billion, compared to the aggregate carrying value of the Senior Notes on the Consolidated Balance Sheet of $2.44 billion.
18. Offsetting Assets and Liabilities
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of September 30, 2019 and 2018 (dollars in millions):

	September 30, 2019
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated and on deposit for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,864	—	1,864	(38)	(1,795)	31
Other assets:
Pay-variable interest rate swaps	71	—	71	(71)	—	—
Total	$2,435	$—	$2,435	$(109)	$(2,295)	$31
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$3,189	$—	$3,189	$(38)	$(2,821)	$330
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	(3)	—	—
Total	$3,192	$—	$3,192	$(41)	$(2,821)	$330

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

(1)
Included in the gross amounts of deposits paid for securities borrowed is $723 million and $462 million as of September 30, 2019 and 2018, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 16 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $2.48 billion and $2.01 billion as of September 30, 2019 and 2018, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 16 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	September 30,
	2019	2018
Deposits received for securities loaned:
Equity securities	$2,629	$2,583
Exchange-traded funds	285	223
Real estate investment trusts	181	19
Closed-end funds	86	74
Other	8	15
Total	$3,189	$2,914

(4)
The collateral pledged includes available-for-sale U.S. government debt securities at fair value. All of the Company's repurchase agreements have a remaining contractual maturity of less than 90 days and, upon default by either party, may be terminated at the option of the non-defaulting party. See "General Contingencies" in Note 16 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.

(5)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At September 30, 2019 and 2018, the Company had received total collateral with a fair value of $2.43 billion and $1.30 billion, respectively, and pledged total collateral with a fair value of $2.86 billion and $2.76 billion, respectively.

(7)	Represents the amount for which, in the case of net recognized assets, the Company had not received collateral, and in the case of net recognized liabilities, the Company had not pledged collateral.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Accumulated Other Comprehensive Income (Loss)
The following table presents the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the fiscal years indicated (dollars in millions):

	2019			2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$86	$(21)	$65	$(12)	$3	$(9)	$(9)	$4	$(5)
Reclassification adjustment for realized loss included in net income (1)	—	—	—	11	(4)	7	—	—	—
Net change in investments available-for-sale	86	(21)	65	(1)	(1)	(2)	(9)	4	(5)
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income (2)	4	(1)	3	5	(1)	4	4	(2)	2
Net change in cash flow hedging instruments	4	(1)	3	5	(1)	4	4	(2)	2
Other comprehensive income (loss)	$90	$(22)	$68	$4	$(2)	$2	$(5)	$2	$(3)

(1)	The before tax reclassification amount and related tax effect are included in loss on sale of investments and provision for income taxes, respectively, on the Consolidated Statements of Income.

(2)	The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Consolidated Statements of Income.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) for the fiscal years indicated (dollars in millions):

	2019	2018	2017
Investments available-for-sale:
Beginning balance	$(7)	$(5)	$—
Other comprehensive income (loss) before reclassification	65	(9)	(5)
Amount reclassified from accumulated other comprehensive income (loss)	—	7	—
Current period change	65	(2)	(5)
Ending balance	$58	$(7)	$(5)
Cash flow hedging instruments:
Beginning balance	$(20)	$(20)	$(22)
Amount reclassified from accumulated other comprehensive income (loss)	3	4	2
Adoption of Accounting Standards Update 2018-02	—	(4)	—
Current period change	3	—	2
Ending balance	$(17)	$(20)	$(20)
Total accumulated other comprehensive income (loss):
Beginning balance	$(27)	$(25)	$(22)
Current period change	68	(2)	(3)
Ending balance	$41	$(27)	$(25)

20. Segment and Geographic Area Information
The Company primarily operates in the securities brokerage industry and has no other reportable segments. Substantially all of the Company's revenues from external clients for the fiscal years ended September 30, 2019, 2018 and 2017 were derived from its operations in the United States.
21. Accelerated Stock Repurchase Agreements
On March 26, 2019, the Company entered into an agreement with an investment bank counterparty to purchase $350 million of its common stock under an accelerated stock repurchase transaction (the "March 2019 ASR Agreement"). Pursuant to the terms of the March 2019 ASR Agreement, the Company received an initial delivery of 5.6 million shares of its common stock on March 28, 2019 and received an additional 1.3 million shares upon settlement of the transaction on August 7, 2019. The Company ultimately repurchased a total of approximately 6.9 million shares under the March 2019 ASR Agreement at a net weighted average price of $50.84 per share.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

22. Revenue Recognition
On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), and related ASUs using a modified retrospective approach for all contracts that were not completed as of October 1, 2018. The cumulative effect of the changes made to the Company's Consolidated Balance Sheet as of October 1, 2018 for the adoption of ASU 2014-09 were as follows (dollars in millions):

	Balance at September 30, 2018	Adjustments from Adoption of ASU 2014-09	Balance at October 1, 2018
Assets:
Other assets	$212	$37	$249
Liabilities:
Deferred income taxes	177	9	186
Stockholders' equity:
Retained earnings	7,011	28	7,039

The modified retrospective transition method does not require the Company to recast the prior year financial statements; although, ASU 2014-09 requires the Company to provide additional disclosures for the amount by which each financial statement line item is affected by the adoption of the standard. The financial statement line items affected by the adoption of ASU 2014-09 are as follows (dollars in millions, except per share amounts):

	As of September 30, 2019
Consolidated Balance Sheet	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Assets:
Other assets	$308	$281	$27
Liabilities:
Deferred income taxes	228	221	7
Stockholders' equity:
Retained earnings	8,580	8,560	20

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended September 30, 2019
Consolidated Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenues:
Other revenues	$178	$129	$49
Operating expenses:
Employee compensation and benefits	1,322	1,312	10
Clearing and execution costs	209	188	21
Other	197	169	28
Provision for income taxes	721	723	(2)
Net income	2,208	2,216	(8)
Earnings per share — diluted	$3.96	$3.98	$(0.02)

The following table sets forth the disaggregation of the Company's revenue by major source (dollars in millions):

	Fiscal Year			'19 vs. '18 % Change	'18 vs. '17 % Change
	2019	2018	2017
Revenues:
Transaction-based revenues:
Commissions	$1,343	$1,372	$952	(2)%	44%
Order routing revenue	492	458	320	7%	43%
Other	167	139	112	20%	24%
Total transaction-based revenues	2,002	1,969	1,384
Asset-based revenues:
Bank deposit account fees	1,717	1,541	1,107	11%	39%
Net interest revenue	1,533	1,272	690	21%	84%
Investment product fees	586	557	423	5%	32%
Total asset-based revenues	3,836	3,370	2,220
Other revenues	178	113	72	58%	57%
Net revenues	$6,016	$5,452	$3,676

The amount of revenue recognized by the Company is measured based on the consideration specified in contracts with its clients. The Company recognizes revenue when a performance obligation is satisfied over time as the services are performed or at a point in time depending on the nature of the services provided as further discussed below.
Transaction-Based Revenues
Transaction-based revenues primarily consists of trading commissions earned on trade execution, net of promotional allowances, and order routing revenue. The primary factors driving the Company's transaction-based revenues are total trades and average commissions per trade. Commission rates are based on rates established by the Company, which vary by type of trade. The Company reduced certain commission rates effective October 3, 2019, see Note

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26, Subsequent Event, for additional details. Transaction-based revenues are earned and recognized at a point in time, on a trade-date basis, as clients execute trades. These trades are generally settled and trading commissions are collected from the Company's clients within one to two business days after the trade date. Order routing revenues are generated from arrangements with market centers to receive cash payments and/or rebates in exchange for routing orders to these firms for execution and are generally collected from the market centers on a monthly basis. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying consolidated financial statements.
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
Bank deposit account fees
Bank deposit account fees consists of revenues earned and recognized over time resulting from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept off-balance sheet to FDIC-insured (up to specified limits) accounts with Sweep Program Counterparties participating in the program. These revenues are based on the return of floating-rate and fixed-rate notional investments, less the actual interest paid to clients and other applicable fees. Bank deposit account fees are collected from the Sweep Program Counterparties on a monthly basis. See "Insured Deposit Account Agreement" in Note 23 for a description of the sweep arrangement between the Company and TD.
Net interest revenue
Net interest revenue, which is generated from financial instruments covered by various other areas of GAAP, is not within the scope of ASC 606 and is included in the table above to reconcile to net revenues disclosed within the Consolidated Statements of Income. Net interest revenue primarily consists of income generated by interest charged to clients on margin balances, net interest revenue from securities borrowed and securities loaned transactions and interest earned on client cash, net of interest paid to clients on their credit balances.
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
The following table presents the significant components of investment product fees (dollars in millions):

	Fiscal Year			'19 vs. '18 % Change	'18 vs. '17 % Change
	2019	2018	2017
Investment product fees:
Mutual fund service fees	$284	$254	$199	12%	28%
Investment program fees	271	270	209	0%	29%
Other	31	33	15	(6)%	120%
Total investment product fees	$586	$557	$423

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mutual fund service fees includes shareholder services fees and SEC Rule 12b-1 service and distribution fees. Shareholder services fees are earned on the Company's client assets invested in money market mutual funds and other mutual funds for record-keeping and administrative services provided to these funds. The Company earns SEC Rule 12b-1 service and distribution fees for marketing and distribution services provided to these funds. The fees earned are based on contractual rates applied to the average daily net asset value of eligible shares of a respective fund held by the Company's clients. Shareholder services fees are earned over time and collected from the funds on a monthly or quarterly basis. SEC Rule 12b-1 fees are also earned over time and collected from the funds on a monthly or quarterly basis, as the variable consideration of a transaction price is no longer constrained and the value of consideration can be determined as discussed previously.
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
Other Revenues
Other revenues primarily include proxy income, solicit and tender fees and other fees charged for ancillary services provided by the Company to its clients. In addition, other revenues include fair market value adjustments and gains/losses associated with investments held by the Company's broker-dealer subsidiaries. Other revenues generated from investments is covered by various other areas of GAAP, is not within the scope of ASC 606 and is included in the table above to reconcile to net revenues disclosed within the Consolidated Statements of Income. Proxy fee income is earned and collected at a point in time when the Company distributes proxy statements to its clients on behalf of a registrant and the revenue is based on the volume of proxies distributed and the rate per unit charged to each registrant. Solicit and tender fees are earned and collected from clients at a point in time when the Company has satisfied its obligation to maintain its client accounts holding securities affected by corporate actions.
Contract Balances
The following table presents the opening and closing balances of the Company's receivables from contracts with clients that are within the scope of ASC 606 on the Consolidated Balance Sheets (dollars in millions):

	Contract Balances
	Receivable from Clients	Receivable from Affiliates	Other Receivables	Total Receivables from Contracts with Clients
Opening balance, October 1, 2018	$16	$7	$115	$138
Closing balance, September 30, 2019	25	7	125	157
Increase	$9	$—	$10	$19

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the opening and closing balances of the Company's receivables from contracts with clients primarily results from the timing difference between the Company's performance and the client's payment. No other significant contract assets or liabilities exist as of September 30, 2019 and October 1, 2018.
Unsatisfied Performance Obligations
The Company does not have any unsatisfied performance obligations subject to a practical expedient election under ASC 606.
23. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal year 2006, TD became an affiliate of the Company. TD owned approximately 43% of the Company's common stock as of September 30, 2019. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of the twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (1) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (2) the yield on floating-rate investments. As of September 30, 2019, the IDA portfolio was comprised of approximately 80% fixed-rate notional investments and 20% floating-rate investments.
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

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In the event the marketing fee computation results in a negative amount, the Company must pay the TD Depository Institutions the negative amount. This effectively results in the Company guaranteeing the TD Depository Institutions revenue equal to the servicing fee on the IDA agreement, plus the reimbursement of FDIC insurance premiums. The marketing fee computation under the IDA agreement is affected by many variables, including the type, duration, principal balance and yield of the fixed-rate and floating-rate investments, the prevailing interest rate environment, the amount of client deposits and the yield paid on client deposits. Because a negative marketing fee computation would arise only if there were extraordinary movements in many of these variables, the maximum potential amount of future payments the Company could be required to make under this arrangement cannot be reasonably estimated. Management believes the likelihood that the marketing fee calculation would result in a negative amount is remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for the IDA agreement. In the event the Company withdraws a notional investment prior to its maturity, the Company is required to reimburse the TD Depository Institutions an amount equal to the economic replacement value of the investment, as defined in the IDA agreement. See "General Contingencies" in Note 16 for a discussion of how the Company mitigates the risk of losses due to the early withdrawal of fixed-rate notional investments.
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the fiscal years indicated (dollars in millions):

Description	Statement of Income Classification	Revenues from TD and its Affiliates
		2019	2018	2017
Insured Deposit Account Agreement	Bank deposit account fees	$1,602	$1,426	$1,101
Order Routing Agreement(1)	Other revenues	23	4	3
Other	Various	20	26	22
Total revenues		$1,645	$1,456	$1,126

Description	Statement of Income Classification	Expenses to TD and its Affiliates
		2019	2018	2017
Order Routing Agreement(1)	Other expense	$18	$—	$—
Canadian Call Center Services Agreement(2)	Various	—	—	11
Other	Various	8	7	6
Total expenses		$26	$7	$17

(1)
Prior to fiscal year 2019, the Company accounted for revenues associated with the Order Routing Agreement between the Company and an affiliate of TD on a net basis through other revenues. Following the adoption of the new revenue recognition standard (ASU 2014-09) on October 1, 2018, the Company began accounting for Order Routing Agreement revenues on a gross basis. The Company adopted the new guidance using the modified retrospective approach, which requires the standard to be applied only to the most current period

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented; therefore, the prior periods have not been adjusted to reflect the current period presentation. See "Recently Adopted Accounting Pronouncements" in Note 1 for additional details regarding the amended guidance.

(2)	The Company notified TD of its intent to not extend or renew the Canadian Call Center Services Agreement and services under this agreement ended by September 30, 2017.
The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	September 30,
	2019	2018
Assets:
Receivable from affiliates	$112	$151
Liabilities:
Payable to brokers, dealers and clearing organizations	$44	$47
Payable to affiliates	5	7
Accounts payable and other liabilities	2	—

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
As of September 30, 2018, payable to affiliates on the Consolidated Balance Sheet included $38 million of liabilities assumed in connection with the acquisition of Scottrade. These liabilities were settled during the first quarter of fiscal year 2019.
TD, along with other financial institutions, is participating as a lender under the Parent Revolving Facility and the TDAC Revolving Facilities. For additional information regarding the Company's revolving facilities, see Note 11, Long-term Debt and Other Borrowings. As of September 30, 2019 and 2018, the total lending commitment received from TD under these credit facilities was $221 million and $257 million, respectively. During the fiscal year ended September 30, 2019, the Company paid approximately $1 million of debt issuance costs to an affiliate of TD in connection with the issuance of the 2021 Notes, 2024 Notes and 2029 Notes, which is being amortized into interest expense over the terms of the respective notes.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. Condensed Financial Information (Parent Company Only)
The following tables present the Parent company's condensed balance sheets, statements of income and statements of cash flows. Because all other comprehensive income (loss) activity occurred on the Parent company for all periods presented, the Parent company's condensed statements of comprehensive income are not presented.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
As of September 30, 2019 and 2018

	2019	2018
	(In millions)
ASSETS
Cash and cash equivalents	$206	$151
Receivable from subsidiaries	15	8
Investments available-for-sale, at fair value	1,668	484
Investments in subsidiaries	10,464	9,976
Other, net	126	162
Total assets	$12,479	$10,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other liabilities	$185	$240
Payable to subsidiaries and affiliates	—	3
Securities sold under agreements to repurchase	—	96
Long-term debt	3,594	2,439
Total liabilities	3,779	2,778
Stockholders' equity	8,700	8,003
Total liabilities and stockholders' equity	$12,479	$10,781

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY ONLY
CONDENSED STATEMENTS OF INCOME
For the Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
	(In millions)
Net revenues	$69	$52	$31
Operating expenses	34	21	34
Operating income (loss)	35	31	(3)
Other expense, net	129	106	71
Loss before income taxes and equity in income of subsidiaries	(94)	(75)	(74)
Provision for (benefit from) income taxes	(20)	15	(22)
Loss before equity in income of subsidiaries	(74)	(90)	(52)
Equity in income of subsidiaries	2,282	1,563	924
Net income	$2,208	$1,473	$872

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
	(In millions)
Cash flows from operating activities:
Net income	$2,208	$1,473	$872
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in income of subsidiaries	(2,282)	(1,563)	(924)
Deferred income taxes	(5)	13	(12)
Dividends from subsidiaries	1,928	1,030	1,230
Loss on sale of investments	—	11	—
Stock-based compensation	47	60	36
Other, net	7	9	9
Changes in operating assets and liabilities:
Receivable from subsidiaries	(7)	(2)	2
Other assets	88	(92)	—
Accounts payable and other liabilities	42	42	(67)
Payable to subsidiaries and affiliates	(3)	(24)	(4)
Net cash provided by operating activities	2,023	957	1,142
Cash flows from investing activities:
Investment in subsidiaries	(110)	(425)	(15)
Loans made under intercompany credit agreements	(300)	(175)	—
Collections on intercompany credit agreements	300	175	—
Cash paid in business acquisition	—	(4)	(1,698)
Proceeds from sale of investments available-for-sale, at fair value	299	643	—
Purchase of investments available-for-sale, at fair value	(1,394)	(392)	—
Net cash used in investing activities	(1,205)	(178)	(1,713)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,498	—	798
Payment of debt issuance costs	(12)	(3)	(8)
Principal payments on long-term debt	(500)	—	(385)
Reimbursement (payment) of prepayment premium on long-term debt	(3)	2	(54)
Net proceeds from (payments on) securities sold under agreements to repurchase	(96)	(1)	97
Proceeds from Parent Senior Revolving Facility	—	200	—
Principal payments on Parent Senior Revolving Facility	—	(200)	—
Payment of cash dividends	(667)	(477)	(379)
Proceeds from issuance of common stock	—	—	400
Purchase of treasury stock	(969)	(255)	—
Purchase of treasury stock for income tax withholding on stock-based compensation	(14)	(17)	(27)
Payment for future treasury stock under accelerated stock repurchase agreement	—	(31)	—
Other, net	—	—	35
Net cash provided by (used in) financing activities	(763)	(782)	477
Net increase (decrease) in cash and cash equivalents	55	(3)	(94)
Cash and cash equivalents at beginning of year	151	154	248
Cash and cash equivalents at end of year	$206	$151	$154
Supplemental cash flow information:
Interest paid	$120	$94	$50
Income taxes paid	$611	$309	$452
Noncash investing activities:
Issuance of common stock in acquisition	$—	$—	$1,261
Assets transferred to a subsidiary, net	$—	$—	$15

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25. Quarterly Data (Unaudited)
(Dollars in millions, except per share amounts)

	For the Fiscal Year Ended September 30, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,516	$1,451	$1,491	$1,558
Operating income	$796	$705	$720	$780
Net income	$604	$499	$555	$551
Basic earnings per share	$1.07	$0.89	$1.01	$1.01
Diluted earnings per share	$1.07	$0.89	$1.00	$1.00

	For the Fiscal Year Ended September 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,257	$1,415	$1,382	$1,398
Operating income	$336	$396	$631	$635
Net income	$297	$271	$451	$454
Basic earnings per share	$0.52	$0.48	$0.79	$0.80
Diluted earnings per share	$0.52	$0.48	$0.79	$0.80
Quarterly amounts may not sum to fiscal year totals due to rounding.
26. Subsequent Event
Effective October 3, 2019, the Company reduced its online exchange-listed stock, exchange traded funds (ETF) (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades). The Company expects these changes to reduce net revenues by approximately $880 million to $960 million per fiscal year.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2019 based on framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of September 30, 2019, the Company's internal control over financial reporting is effective.
The Company's internal control over financial reporting as of September 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2019. That opinion appears on the next page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Opinion on Internal Control Over Financial Reporting
We have audited TD Ameritrade Holding Corporation's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TD Ameritrade Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and our report dated November 15, 2019 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP
New York, New York
November 15, 2019

Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2019. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required to be furnished pursuant to this item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2019 (the "Proxy Statement").
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of September 30, 2019, information about compensation plans under which equity securities of the Company are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,472,282	(1)	$27.97	(2)	4,535,223	(3)

(1)	Consists of 503,247 stock options, 1,983,716 restricted stock units, 817,071 performance restricted stock units, and 168,248 deferred stock units outstanding under the Company's stock incentive plans.

(2)	The weighted average exercise price does not take into account awards that have no exercise price, such as restricted stock units and deferred stock units.

(3)
The TD Ameritrade Holding Corporation Long-Term Incentive Plan (the "LTIP") and the 2006 Directors Incentive Plan (the "Directors Plan") authorize the issuance of shares of common stock as well as options. As of September 30, 2019, there were 3,749,085 shares and 786,138 shares remaining available for issuance pursuant to the LTIP and the Directors Plan, respectively.

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

4.14
Fifth Supplemental Indenture, dated August 16, 2019, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on August 16, 2019)

4.15	Form of 2.750% Senior Notes due 2029 (included in Exhibit 4.14)

4.16	Description of securities

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

10.4*	Transition Agreement, dated July 22, 2019, between Tim Hockey and TD Ameritrade Holding Corporation

10.5*	Form of Performance-Based Restricted Stock Unit Agreement for Tim Hockey (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on February 6, 2017)

10.6*
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

10.11*
Executive Employment Term Sheet, effective as of July 1, 2015, between Stephen J. Boyle and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on May 7, 2015)

10.12*	Form of Restricted Stock Unit Agreement for Stephen J. Boyle (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on August 7, 2015)

10.13*
Scottrade Appreciation Right Award Agreement Letter, dated September 29, 2016, between Peter J. deSilva and Scottrade Financial Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on January 31, 2019)

10.14*
Scottrade Appreciation Right Award, dated January 1, 2016, between Peter J. deSilva and Scottrade Financial Services, Inc. and its affiliates (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on January 31, 2019)

10.15*
Executive Employment Term Sheet, effective as of September 18, 2017, between Peter J. deSilva and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K filed on November 17, 2017)

10.16*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 24, 2016)

10.17*
Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed on December 9, 2004)

10.18*	Form of Performance-Based Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on February 6, 2017)

10.19*	Form of Restricted Stock Unit Agreement for Employees (3 Year Cliff Vesting) (incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed on August 5, 2016)

Exhibit No.	Description
10.20*	Form of Restricted Stock Unit Agreement for Employees (3 Year Pro Rata Vesting) (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed on November 16, 2018)

10.21*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company's Proxy Statement filed on January 24, 2007)

10.22*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed on August 5, 2016)

10.23*	TD Ameritrade Holding Corporation Executive Deferred Compensation Program, as amended and restated (incorporated by reference to Exhibit 4.1 of the Company's Form S-8 filed on July 31, 2019)

10.24*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on May 20, 2019)

10.25
Stockholders Agreement among Ameritrade Holding Corporation, The Toronto-Dominion Bank, J. Joe Ricketts and certain of his affiliates dated as of June 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 28, 2005)

10.26
Amendment No. 1 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated February 22, 2006 (incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-Q filed on May 8, 2006)

10.27
Amendment No. 2 and Waiver to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 3, 2009 (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K filed on November 13, 2009)

10.28
Amendment No. 3 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated August 6, 2010 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed on November 19, 2010)

10.29
Amendment No. 4 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated October 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on February 7, 2012)

10.30
Amendment No. 5 to Stockholders Agreement among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and certain other stockholders of TD Ameritrade, dated December 4, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 5, 2013)

10.31†
Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q filed on August 7, 2018)

10.32
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

10.33
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

Exhibit No.	Description
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

10.39
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November, 2019.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ TIM HOCKEY
Tim Hockey
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of November, 2019.

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