Form 10-K/A
period 2019-09-30
TD AMERITRADE HOLDING CORP
filed 2020-01-27
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K
Amendment No.

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
200 South 108
th
Avenue, Omaha, Nebraska 68154
(Address of principal executive offices) (Zip Code)
(800)
669-3900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $0.01 par value	AMTD	The Nasdaq Stock Market LLC Nasdaq Global Select Market
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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
12b-2
of the Act).    Yes
☐
    No
☒
The aggregate market value of the common stock held by
non-affiliates
of the registrant was approximately $27.7 billion computed by reference to the closing sale price of the stock on the Nasdaq Global Select Market on March 29, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock outstanding as of
January 15, 2020
 was 540,641,190 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(“Amendment No. 1”) amends our Annual Report on Form
10-K
for the fiscal year ended September 30, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on November 15, 2019 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include Part III information in our Form
10-K
because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule
12b-15
under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “TD Ameritrade” mean TD Ameritrade Holding Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended September 30. References to the “parent company” mean TD Ameritrade Holding Corporation. Unless otherwise indicated, references to “TD” or “TD Bank Group” in this Amendment No. 1 refer to The Toronto-Dominion Bank and its subsidiaries.

TD AMERITRADE HOLDING CORPORATION

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors as of January 15, 2020:

Name	Age	Position	Director Since	Class and Year In Which Term Expires
Stephen J. Boyle	58	Interim President and Chief Executive Officer, and Director	2019	Class I 2021
Jon C. Peterson	46	Interim Chief Financial Officer
Peter J. deSilva	58	Executive Vice President, Retail Distribution
Thomas A. Nally	48	Executive Vice President, Institutional Services
Steven M. Quirk	55	Executive Vice President, Trading and Education
Lorenzo A. Bettino	59	Director	2014	Class III 2020
V. Ann Hailey	68	Director	2016	Class III 2020
Joseph H. Moglia	70	Director	2006	Class III 2020
Wilbur J. Prezzano	79	Director	2006	Class III 2020
Brian M. Levitt	72	Director	2016	Class I 2021
Karen E. Maidment	61	Director	2010	Class I 2021
Mark L. Mitchell	59	Director	1996 (1)	Class I 2021
Bharat B. Masrani	63	Director	2013	Class II 2022
Irene R. Miller	67	Director	2015	Class II 2022
Todd M. Ricketts	50	Director	2011 (2)	Class II 2022
Allan R. Tessler	83	Director	2006	Class II 2022

(1)	Mr. Mitchell previously served on the Company’s board of directors from December 1996 to January 2006 and was reelected in November 2006.

(2)	Mr. Ricketts previously served on the Company’s board of directors from October 2011 to February 2014 and was reelected effective January 2015.

Board of Directors

Lorenzo A Bettino Age: 59 Director Since: 2014
Experience

Mr. Bettino has managed his personal investment portfolio since December 2014. Previously, Mr. Bettino served as a special advisor to StarVest Partners, L.P., a New York-based venture capital firm focused on technology-enabled business services in the U.S., from 2006 to 2014. From 2001 to 2006, he served as a partner and managing director of Warburg Pincus LLC, where he was responsible for leading the firm’s investment activities in telecommunications and information technology. Mr. Bettino was a founding partner at Baker Capital from 1996 to 2001, a partner with Dillon Read Venture Capital from 1989 to 1996, and he held various management and technical positions with IBM from 1982 to 1989. Mr. Bettino has served on several private equity and venture capital backed corporate boards. Mr. Bettino holds a B.S. degree in electrical engineering from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School.

Qualifications

Mr. Bettino is one of the six outside independent directors. Mr. Bettino brings significant technological and financial expertise to the board of directors, having more than 25 years of technology-focused, venture capital and private equity investing experience.

V. Ann Hailey Age: 68 Director Since: 2016
Experience

Ms. Hailey gained experience in
on-line
businesses as the president, chief executive officer and chief financial officer of Famous Yard Sale, Inc., an online marketplace, from July 2012 to March 2014, and as chief financial officer of Gilt Groupe, Inc. from 2009 to 2010. Ms. Hailey spent ten years with L Brands, Inc. (formerly Limited Brands, Inc.), where she served as executive vice president and chief financial officer from 1997 to 2006, as executive vice president of corporate development from 2006 to 2007 and as a board member from 2001 to 2006. Previously, Ms. Hailey spent 13 years at PepsiCo, Inc. in various leadership positions, including vice president, headquarters finance, Pepsi-Cola Company and vice president, finance and chief financial officer of the Pepsi-Cola Fountain Beverage and USA Divisions, as well as holding positions in the marketing and human resources functions. In addition, Ms. Hailey held leadership roles at Pillsbury Company and RJR Nabisco Foods, Inc. Ms. Hailey serves as a director of Realogy Holdings Corp., where she is chair of the audit committee and a member of the nominating and corporate governance committee. She also serves as a director of W.W. Grainger, Inc., where she is chair of the audit committee and member of the board affairs and nominating committee. She was formerly a director of Avon Products, Inc. and the Federal Reserve Bank of Cleveland where she served as the chair of its audit committee. Ms. Hailey received an M.B.A. from Harvard Business School and a B.B.A. (summa cum laude) from the University of Georgia.

Qualifications

Ms. Hailey is one of the six outside independent directors. Ms. Hailey brings financial and operations experience to the board of directors, having worked in the consumer products industry in senior roles for more than 30 years. Ms. Hailey’s positions as chief financial officer, her current and prior service on the audit committees of other companies and as the audit chair of the Cleveland Federal Reserve Bank and her accounting and financial knowledge, also impart significant expertise to the board.

Joseph H. Moglia Age: 70 Director Since: 2006
Experience

Mr. Moglia was elected chairman of the Company’s board of directors effective October 1, 2008. Mr. Moglia served as head football coach of Coastal Carolina University from December 2011 to January 2019, and from March 2014 to January 2019 he was chair of the athletics division, providing strategic oversight for the university’s athletic program. Since January 2019, he has served as chair of athletics and executive advisor to the president at Coastal Carolina University. He served as president and head coach of the Omaha Nighthawks of the United Football League during 2011. From March 2001 through September 2008 he served as the Company’s chief executive officer. Mr. Moglia joined the Company from Merrill Lynch, where he served as senior vice president and head of the investment performance and product group for Merrill’s private client division. He oversaw all investment products, as well as the firm’s insurance and 401(k) businesses. Mr. Moglia joined Merrill Lynch in 1984 and, by 1988, was the company’s top institutional sales person. In 1992 he became head of global fixed income institutional sales and in 1995 he ran the firm’s municipal division before moving to its private client division in 1997. Prior to entering the financial services industry, Mr. Moglia was the defensive coordinator for Dartmouth College’s football team. He coached various teams for 16 years, authored a book on football and wrote 11 articles that were published in national coaching journals. Mr.

Moglia serves on the STRATCOM Consultation Committee and is a director for the National Italian American Foundation. Mr. Moglia received an M.S. in Economics from the University of Delaware and a B.A. in Economics from Fordham University.

Qualifications

Mr. Moglia is one of the six outside independent directors. Mr. Moglia has significant financial services and leadership experience, having served as the Company’s chief executive officer from March 2001 through September 2008 and as head of the investment performance and product group for Merrill Lynch’s private client division. His experience as our former chief executive officer provides him with insights that are useful in his current role as chairman of the board.

Wilbur J. Prezzano Age: 79 Director Since: 2006
Experience

Mr. Prezzano was employed with Eastman Kodak Company for over 30 years and served in various general management positions during that time, including as vice chairman of Eastman Kodak Company and chairman and president of Kodak’s greater China region, the positions that he held at the time of his retirement in 1996. Mr. Prezzano serves as a director of TD Bank, N.A. (wholly-owned subsidiary of TD) and a chairman of Roper Technologies, Inc. He was formerly a director of EnPro Industries, Inc., The Toronto-Dominion Bank and
Snyder’s-Lance,
Inc. Mr. Prezzano received a Bachelor’s degree and an M.B.A. from The Wharton School at the University of Pennsylvania.

Qualifications

Mr. Prezzano is one of the five directors currently designated by TD. He brings leadership skills and financial experience to the board of directors, having served as the vice chairman of Eastman Kodak Company. He brings insights to our board of directors through his service on other public company boards.

Stephen J. Boyle Age: 58 Director Since: 2019
Experience

In connection with the Company’s entry into the merger agreement with the Charles Schwab Corporation (“Schwab”), Mr. Boyle became interim president and chief executive officer (“CEO”) of the Company. He joined the Company in July 2015 as executive vice president of finance and became chief financial officer in October 2015. Prior to joining the Company, Mr. Boyle served as controller of Banknorth Group, Inc. starting in 1997 and was named executive vice president and chief financial officer in 2004, where he was responsible for finance, accounting, treasury and tax functions. He remained in this role after Banknorth was acquired by TD Bank Group in 2007, until joining the Company in 2015. Prior to joining Banknorth, Mr. Boyle served as director of financial reporting for Barnett Banks, Inc. and served in a variety of accounting roles for Fleet Financial Group, Inc. and Arthur Anderson LLP. Mr. Boyle holds an M.S. in Accounting from the New York University Stern School of Business and a B.A. in Economics (cum laude) from Wake Forest University.

Qualifications Mr. Boyle is the CEO of the Company. He has significant financial services and management experience, having worked in the financial services industry for over 30 years.

Brian M. Levitt Age: 72 Director Since: 2016
Experience

Mr. Levitt was elected as a director of the Company on October 1, 2016. Mr. Levitt currently serves as chairman of the board for TD, a position he has held since 2011. Until 2015, Mr. Levitt served as vice-chair of Osler, Hoskin & Harcourt LLP, a law firm that he first joined in 1976 and became a partner of in 1979. In 1991, Mr. Levitt left Osler, Hoskin & Harcourt LLP to become president and subsequently chief executive officer of Imasco Limited, a Canadian consumer products and services company. Imasco was sold in 2000, and Mr. Levitt returned to Osler, Hoskin & Harcourt LLP in 2001. Mr. Levitt also serves as a director of Domtar Corporation, where he is the chair of the finance committee and a member of the human resources committee, and as a director of Stelco Holdings Inc., where he is the lead independent director and chair of the nominating, compensation and governance committee. He was formerly a director of Talisman Energy Inc. In 2014, Mr. Levitt was named as a recipient of the Institute of Corporate Directors Fellowship Awards, which annually recognizes individuals who have made outstanding contributions to corporate, not-for-profit
and Crown corporation boards across Canada. He was appointed to the Order of Canada in 2015 for his work and support for the arts. Mr. Levitt holds a law degree from the University of Toronto, where he also completed his bachelor of applied science degree in civil engineering.

Qualifications

Mr. Levitt is one of five directors currently designated by TD. He brings leadership skills and financial and operational experience to the board of directors, having served as the president and chief executive officer of Imasco Limited and vice-chair of Osler, Hoskin & Harcourt LLP. He brings insights to our board of directors through his service on other public company boards.

Karen E. Maidment Age: 61 Director Since: 2010
Experience

Ms. Maidment has served as a director of the Company since August 2010. Ms. Maidment was chief financial and administrative officer of Bank of Montreal (“BMO”) Financial Group, a financial services organization, from 2007 to 2009, and was responsible for all global finance operations, risk management, legal and compliance, tax, communications and mergers and acquisitions. From 2000 to 2007 she served as the chief financial officer of BMO Financial Group. Ms. Maidment held several executive positions with Clarica Life Insurance Company from 1988 to 2000, including chief financial officer. Ms. Maidment currently serves on the board of directors of TD. She was formerly a director of TransAlta Corporation. Ms. Maidment holds a Bachelor of Commerce degree from McMaster University and is a chartered professional accountant and a chartered accountant. In 2000, she was named a Fellow of the Institute of Chartered Professional Accountants of Ontario.

Qualifications

Ms. Maidment is one of the five directors currently designated by TD. She brings leadership skills and significant financial services experience to the board of directors, having most recently served as chief financial and administrative officer of BMO Financial Group. Her financial expertise and experience in risk management and compliance are important for her role as a member of the Audit Committee and Risk Committee.

Bharat B. Masrani Age: 63 Director Since: 2013
Experience

Mr. Masrani is group president and chief executive officer of TD Bank Group. Mr. Masrani has served in this position since November 2014. From July 2013 until his current appointment, Mr. Masrani served as chief operating officer of TD Bank Group. Mr. Masrani served as group head, U.S. personal and commercial banking of TD Bank Group and president and chief executive officer of TD Bank US Holding Company and TD Bank, N.A. (a wholly-owned subsidiary of TD) from 2008 until 2013. From 2003 to 2008, he served as vice chairman and chief risk officer of TD Bank Group. Mr. Masrani joined TD Bank Group in 1987 as a commercial lending trainee and during his tenure with TD Bank Group he has served in various leadership positions, including senior vice president and chief executive officer of TD Waterhouse Investor Services in Europe, senior vice president of corporate finance and co-head
in Europe, vice president and country head for India and vice president and head of corporate banking for Canada. Mr. Masrani is a director of TD and certain subsidiaries of TD, including TD Bank, N.A. and TD Bank USA, N.A. Mr. Masrani holds a Bachelor of Administrative Studies degree from York University and an M.B.A. from the Schulich School of Business, York University.

Qualifications

Mr. Masrani is one of the five directors currently designated by TD. He brings significant leadership skills and operational and financial services experience to the board of directors, having served in several leadership positions with TD Bank Group.

Irene R. Miller Age: 67 Director Since: 2015
Experience

Ms. Miller has served as the chief executive officer of Akim, Inc., an investment management and consulting firm, since 1997. Prior to joining Akim, Inc., Ms. Miller served as the vice chairman and chief financial officer of Barnes & Noble, Inc. She has also held senior investment banking and corporate finance positions with Morgan Stanley & Co. and Rothschild, Inc., respectively. Ms. Miller currently serves as a director of TD. She was formerly a director of Coach, Inc. from 2001 to 2014, Barnes & Noble, Inc. from 1995 to 2012, and Inditex, S.A. from 2001 to 2016, where she was chair of the audit and control committee. Ms. Miller received an M.S. in chemistry and chemical engineering from Cornell University and a B.S. from the University of Toronto.

Qualifications

Ms. Miller is one of the five directors currently designated by TD. She brings leadership skills and financial experience to the board of directors based on her experience as chief executive officer of Akim, Inc. and chief financial officer of Barnes & Noble, Inc. She brings insights to our board of directors through her service on other public company boards, having served as audit committee chair of five prior boards and as lead director of Coach, Inc. for ten years.

Mark L. Mitchell Age: 59 Director Since: 1996
Experience

Mr. Mitchell is a principal at CNH Partners, LLC, an investment management firm, which he co-founded
in 2001. Mr. Mitchell served as a director of the Company from December 1996 until January 2006 and served as a member of the Company’s board of advisors in 1993. He was reelected as a director in November 2006. Mr. Mitchell has served as Adjunct Professor of Finance at Booth Business School, University of Chicago during 2017-2019. Previously, he was a finance professor at Harvard Business School from 1999 to 2003 and was a finance professor at the Graduate School of Business, University of Chicago from 1990 to 1999. Mr. Mitchell was a senior financial economist for the Securities and Exchange Commission from 1987 to 1990. He was a member of the Nasdaq quality of markets committee from 2003 to 2005. He was a member of the economic advisory board of NASD from 1995 to 1998. Mr. Mitchell received a Ph.D. in Applied Economics and an M.A. in Economics from Clemson University and received a B.B.A. (summa cum laude) in Economics from the University of Louisiana at Monroe.

Qualifications

Mr. Mitchell is one of the six outside independent directors. He brings significant financial experience and extensive knowledge of the Company and the brokerage industry, serving as a principal and co-founder
of an investment management firm and as a director of the Company since 1996.

Todd M. Ricketts Age: 50 Director Since: 2011
Experience

Mr. Ricketts has served as a director of Chicago Baseball Holdings, LLC since October 2009. Mr. Ricketts has managed his personal investment portfolio since 2001 and has been a managing co-owner
of JBE Riding Group LLC, a bicycle retailer and service provider, since 2009. Previously, Mr. Ricketts served as corporate secretary and director of business development for the Company. He also served as the special assistant to the president for Knight Capital Group, Inc. and assisted with its initial public offering. Mr. Ricketts received a B.A. in economics from Loyola University Chicago. Todd M. Ricketts is the son of J. Joe Ricketts, founder of the Company.

Qualifications

Mr. Ricketts is one of the six outside independent directors. He brings business management and financial experience to the board of directors through his entrepreneurial and financial services industry experience.

Allan R. Tessler Age: 83 Director Since: 2006
Experience

Mr. Tessler has been chairman of the board and chief executive officer of International Financial Group, Inc., an international merchant banking firm, since 1987. He previously served as a director of Steel Partners Holdings L.P., chairman of the board of Epoch Holding Corporation (formerly J Net Enterprises), chief executive officer of J Net Enterprises, co-chairman
and
co-chief
executive officer of Data Broadcasting Corporation (now known as Interactive Data Corporation), chairman of Enhance Financial Services Group, Inc. and chairman and principal stockholder of Great Dane Holdings. Mr. Tessler is the lead independent director and chair of both the finance and the nominating and governance committees of L Brands, Inc. Mr. Tessler also serves as chairman of Imperva, Inc. and previously served as a director of BioCardia, Inc. He is a governor emeritus of the Boys & Girls Clubs of America. Mr. Tessler holds a B.A. from Cornell University and an L.L.B. from Cornell University Law School.

Qualifications

Mr. Tessler is one of the six outside independent directors. He brings leadership skills and operational and financial services experience to the board of directors, having served as chief executive officer of J Net Enterprises and co-chief
executive officer of Data Broadcasting Corporation. He brings insights to our board of directors through his service on other public company boards.

Executive Officers
Jon C. Peterson
joined the Company in July1996. Prior to serving as the interim chief financial officer, Mr. Peterson was the Company’s managing director of analysis, planning and reporting from 2016 to 2019. Prior to that, he served as director of analysis, planning and reporting for the Company’s retail and institutional business from 2005 to 2016. Mr. Peterson served in several other roles at the Company including as a senior analyst and manager in finance from 2001 to 2005 and as a broker and in several other leadership positions from 1996 to 2001. Mr. Peterson holds a B.S. in Business with a concentration in Finance from Wayne State College and completed the Emerging CFO program at the Stanford Graduate School of Business.
Peter J. deSilva
joined the Company in September 2017 following the closing of the Company’s acquisition of Scottrade Financial Services, Inc. (“Scottrade”) and was appointed executive vice president of retail distribution in the same month. In this role, he is responsible for the Company’s branch network, investor service and sales call centers, guidance solutions and investment products. Prior to joining the Company, Mr. deSilva was president of Scottrade from 2016 to 2017 where he led the retail and institutional divisions. Prior to joining Scottrade in 2016, he was the president and chief operating officer of UMB Financial Corp., a financial services company, a position he held from 2004 to 2015. Before that, from 1987 to 2004, Mr. deSilva worked at Fidelity Investments, where he served in several leadership positions including senior vice president/general manager of Fidelity Retail and senior vice president of Fidelity Brokerage Company. Mr. deSilva holds a B.A. in Management from the University of Massachusetts Dartmouth.
Thomas A. Nally
was appointed president of Institutional Services and named executive vice president of the Company in February 2012. In his role as president of Institutional Services, he oversees all institutional business functions, including the Company’s independent investment advisor services, self-directed 401(k) and retirement trust businesses. Mr. Nally also oversees the Company’s brokerage and clearing operations. Mr. Nally joined the Company upon its acquisition of TD Waterhouse in January 2006. From January 2006 until his current appointment, he was responsible for TD Ameritrade Institutional Sales, where he led his team to develop new advisor relationships and deliver a value added practice management solution to assist registered investment advisors in achieving their strategic business objectives. Prior to January 2006, Mr. Nally spent 12 years at TD Waterhouse in various leadership positions, including as senior vice president of TD Waterhouse Institutional, Brokerage Services. Over his tenure, he has held multiple management positions in various key areas of the business, including responsibility for trading, fixed income, advisor relations, client service, advisor technology, account services and operations for more than 7,000 independent registered investment advisors that custody assets with TD Ameritrade Institutional. Mr. Nally graduated from Rider University with a degree in Finance, he completed the Securities Industry Institute program, sponsored by SIFMA, at the Wharton School, and he completed executive education coursework at the Stanford Graduate School of Business. He was recognized as one of Investment Advisor Magazine’s top 25 most influential people (2012 and 2014) and Investment News’ 2013 Power 20 list of financial industry leaders. He also holds several financial services industry securities licenses.
Steven M. Quirk
joined the Company upon its acquisition of thinkorswim in July 2009 and was appointed senior vice president of the Trader Group in July 2010. In November 2015, he was named executive vice president of the Company. In this role, Mr. Quirk leads development of strategies, products and the trading applications for retail traders and investors at TD Ameritrade. He is also responsible for the Company’s investor education businesses. Prior to his current role, he was responsible for the development of new trading tools and technology enhancements for the Company’s trading platform. Mr. Quirk played a major role in the successful acquisition and integration of thinkorswim by TD Ameritrade. Mr. Quirk joined thinkorswim in July 2007, where he served in various leadership positions. In prior leadership roles, Mr. Quirk led the Chicago division of Van der Moolen USA and was a partner at SCMS LLC for several years. Mr. Quirk began his trading career at the Chicago Mercantile Exchange and Chicago Board Options Exchange (CBOE) in 1987. While at the CBOE, Mr. Quirk served on the CBOE Index Market Performance Committee and the Arbitration Committee. Mr. Quirk is a recognized industry expert on trading technology and retail trading behavior and is a regular contributor to various media outlets including Barron’s, CNBC, Fox Business, the Wall Street Journal and CNBC Asia. Mr. Quirk holds a Bachelor’s Degree in Risk, Insurance and Marketing from the University of Wisconsin. He also holds several industry licenses.
Board Meetings and Committees
The board of directors conducts its business through meetings of the board, actions taken by written consent in lieu of meetings and the actions of its committees. The non-employee
members and the independent members of our board of directors regularly meet in executive session without management present. These directors select a presiding director at these meetings on an ad-hoc
basis. The board of directors has a policy requiring the separation of the roles of CEO and chairman of the board because the board of directors believes it improves the ability of the board to exercise its oversight role. Mr. Hockey served as the CEO during fiscal year 2019 and for the beginning of fiscal year 2020. In connection with the Company’s entry into the merger agreement with Schwab, Mr. Hockey stepped down as CEO and Mr. Boyle was appointed as the interim CEO, with primary responsibility for operational leadership and strategic direction of the Company. Mr. Moglia serves as chairman of the board, facilitating the board’s oversight of management, promoting communication between management and the board and engaging with shareholders. Key responsibilities of the chairman include: setting the agenda for board meetings in consultation with other directors, the CEO, and the corporate secretary, facilitating the annual CEO performance evaluation, serving as a liaison between the board and senior management, conducting annual board interviews as part of the annual board evaluation process, and setting and maintaining board culture. The separation of the roles of CEO and chairman of the board does not affect risk oversight, which is the responsibility of the board of directors, primarily overseen by the Risk Committee.
During the fiscal year ended September 30, 2019, the board of directors held ten meetings. During fiscal year 2019, each incumbent director attended at least 75% of the aggregate number of meetings of the board of directors and meetings of the committees of the board of directors on which he or she served during the period in which he or she served, if any. Although the Company does not have a formal policy regarding director attendance at our annual meeting of stockholders, directors are encouraged to attend. All directors of the Company at the time of the 2019 annual meeting of stockholders attended the 2019 annual meeting of stockholders.
The board of directors has established six standing committees: Audit, H.R. and Compensation, Corporate Governance, Outside Independent Directors,
Non-TD
Directors, and Risk. The committee members are identified in the following table:

Director	Audit	H.R and Compensation	Corporate Governance	Outside Independent Directors	Non-TD Directors	Risk
Lorenzo A. Bettino	✓	✓		Chair	✓	✓
Stephen J. Boyle					✓
V. Ann Hailey	✓			✓	✓	✓
Brian M. Levitt		✓
Karen E. Maidment	Chair					✓
Bharat B. Masrani			✓
Irene R. Miller	✓					✓
Mark L. Mitchell	✓	✓		✓	✓	Chair
Joseph H. Moglia					✓
Wilbur J. Prezzano		Chair	✓
Todd M. Ricketts	✓		✓	✓	✓	✓
Allan R. Tessler		✓	Chair	✓	✓

Audit Committee.
The functions performed by the Audit Committee are described in the Audit Committee charter and include: (1) overseeing the Company’s internal accounting controls and controls over financial reporting, including assessment of legal and compliance matters, (2) appointment of the Company’s independent registered public accounting firm, reviewing the appointment of the Managing Director, General Auditor and assessing their performance on an ongoing basis, (3) reviewing the Company’s financial statements and audit issues and overseeing the financial and regulatory reporting processes and related risks, (4) performing other oversight functions as requested by the board of directors and (5) reporting its activities to the board of directors. The Audit Committee charter is available on the Company’s website at
www.amtd.com
under the governance section. All current Audit Committee members are independent as defined in the applicable listing standards of The Nasdaq Stock Market. The board of directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the committee and has designated Mses. Maidment, Hailey, and Miller, and Mr. Bettino as audit committee financial experts as defined by the SEC. The Company’s Audit Committee met ten times during fiscal year 2019.

H.R. and Compensation Committee
. The H.R. and Compensation Committee (the “Compensation Committee”) reviews and approves our compensation philosophy and policy and executive salary levels, bonus payments and equity awards pursuant to the Company’s management incentive plans and, in consultation with the Risk Committee, reviews compensation-related risks. The Compensation Committee also reviews the Compensation Discussion and Analysis, discusses it with management and makes a recommendation as to whether it should be included in the Company’s annual proxy statement or Form 10-K, as applicable. The Compensation Committee charter is available on the Company’s website at
www.amtd.com
under the governance section. All current Compensation Committee members are independent as defined in the applicable listing standards of The Nasdaq Stock Market. The Compensation Committee met eight times during fiscal year 2019. The Compensation Committee Report appears under
Item 11 — Compensation Committee Report.
Corporate Governance Committee
. The primary purpose of the Corporate Governance Committee is to ensure that the Company has and follows appropriate governance standards. To carry out this purpose, the committee develops and recommends to the board of directors corporate governance principles and leads and oversees the annual self-evaluation of the board of directors and its committees. The Corporate Governance Committee also makes recommendations to the board of directors regarding compensation for non-employee
directors by annually reviewing the market practice for
non-employee
director compensation for companies in its peer group, which this year was accomplished in consultation with Semler Brossy Consulting Group, LLC (“Semler Brossy”), an independent compensation consultant retained by the Compensation Committee. Semler Brossy assessed whether the Company’s non-employee
director compensation program continues to be competitive with the market for qualified directors, incorporates best practices and aligns the interests of our non-employee
directors with the long-term interests of our shareholders. The Company’s Corporate Governance Committee met four times during fiscal year 2019. The Corporate Governance Committee charter and the Corporate Governance Guidelines are available on the Company’s website at
www.amtd.com
under the governance section.
Outside Independent Directors Committee
. The Outside Independent Directors (“OID”) Committee’s purpose is to assist the board of directors in fulfilling the board’s oversight responsibilities by: (1) identifying individuals qualified to serve on the board of directors, (2) reviewing the qualifications of the members of the board and recommending nominees to fill board of director vacancies and (3) recommending a slate of nominees for election or reelection as directors by the Company’s stockholders at our annual meeting of stockholders to fill the seats of directors whose terms are expiring. The OID Committee reviews and approves (or ratifies) any related party transaction that is required to be disclosed by the Company. The OID Committee is also responsible for approving transfers of voting securities by TD that are not otherwise permitted by the Stockholders Agreement, approving qualifying transactions (as defined in the Stockholders Agreement) and determining the fair market value (or selecting an independent investment banking firm to determine the fair market value) of certain property in connection with the stock purchase and transfer rights of TD set forth in the Stockholders Agreement. All current OID Committee members are independent as defined in the applicable listing standards of The Nasdaq Stock Market. The Company’s OID Committee met eight times during fiscal year 2019.
Written communications submitted by stockholders pursuant to the Company’s Stockholder Communications Policy recommending the nomination of a person to be a member of the Company’s board of directors will be forwarded to the chair of the OID Committee for consideration. The OID Committee will consider director candidates who have been identified by other directors or the Company’s stockholders, but it has no obligation to recommend such candidates for nomination, except as may be required by contractual obligation of the Company. Stockholders who submit director recommendations must include the following: (1) a detailed resume outlining the candidate’s knowledge, skills and experience, (2) a one-page
summary of the candidate’s attributes, including a statement as to why the candidate is an excellent choice for the board of directors, (3) a detailed resume of the stockholder submitting the director recommendation and (4) the number of shares held by the stockholder, including the dates such shares were acquired.
The OID Committee charter establishes the following guidelines for identifying and evaluating candidates for selection to the board of directors:
1.	Decisions for recommending candidates for nomination are based on merit, qualifications, performance, character and integrity and the Company’s business needs and will comply with the Company’s antidiscrimination policies and federal, state and local laws.

2.	The composition of the entire board of directors will be taken into account when evaluating individual directors, including: the diversity, depth and breadth of knowledge, skills, experience and background represented on the board of directors; the need for financial, business, financial industry, public company and other experience and expertise on the board of directors and its committees; and the need to have directors work cooperatively to further the interests of the Company and its stockholders.

3.	Candidates will be free of conflicts of interest that would interfere with their ability to discharge their duties as a director.

4.	Candidates will be willing and able to devote the time necessary to discharge their duties as a director and shall have the desire and purpose to represent and advance the interests of the Company and stockholders as a whole.

5.	Any other criteria as the OID Committee may determine.

Notwithstanding any provision to the contrary in the OID Committee charter, when the Company is legally required by contractual obligation to provide third parties with the right to nominate directors (including pursuant to the Stockholders Agreement, discussed under Item 12 — Stockholders Agreement), the selection and nomination of such directors is not subject to the committee’s review and recommendation process. The OID Committee charter is available on the Company’s website at
www.amtd.com
under the governance section.
Non-TD Directors Committee
. The
Non-TD
Directors Committee is composed of all of the directors not designated by TD. The purpose of this committee is to make determinations relating to any acquisition by the Company of a competing business (as defined in the Stockholders Agreement) owned by TD. The
Non-TD
Directors Committee did not meet during fiscal year 2019.
Risk Committee
. The Risk Committee was formed for the purpose of assisting the board of directors in its oversight responsibilities relating to the identification, monitoring and assessment of the key risks of the Company, including the significant policies, procedures and practices employed in risk management. The Risk Committee met six times during fiscal year 2019. The Risk Committee charter is available on the Company’s website at
www.amtd.com
under the governance section.
Strategic Development Committee
. In addition to the standing committees of the board of directors, in connection with the board of directors’ consideration and evaluation of a potential business combination transaction between the Company and Schwab, the board of directors formed a Strategic Development Committee composed solely of independent and disinterested directors and appointed Mr. Tessler, as Chairman, and Ms. Hailey and Mr. Mitchell as the members of the Strategic Development Committee. The board of directors authorized, empowered and directed the Strategic Development Committee to exercise all power and authority of the Company’s board of directors that may be delegated by law to, among other things, (i) investigate a potential business combination transaction between TD Ameritrade and Schwab as the Strategic Development Committee deemed appropriate, (ii) evaluate the terms of such transaction, (iii) negotiate the terms of any definitive agreement with respect to such transaction, (iv) report to the Company’s board of directors its recommendations and conclusions with respect to such transaction, including a determination and recommendation as to whether the transaction is fair to, and in the best interests of, the Company and its stockholders other than TD Bank and its affiliates, and (v) determine whether or not to pursue a potential business combination transaction with Schwab. The Company’s board of directors also resolved not to approve or recommend any such transaction without a prior favorable recommendation from the Strategic Development Committee.
Code of Ethics
The Company has a code of business conduct and ethics that applies to all employees and the board of directors. A copy of this code is publicly available on the Company’s website at
www.amtd.com
under the governance section and as Exhibit 14 of the Company’s quarterly report on Form
10-Q
filed with the SEC on February 4, 2011.

Stockholder Communications Policy
Stockholders and interested parties may communicate with any member of the board of directors, including the chair of any committee, an entire committee or the independent directors or all directors as a group, by sending written communications to:
Corporate Secretary
TD Ameritrade Holding Corporation
6940 Columbia Gateway Drive
Columbia, Maryland 21046
A stockholder must include his, her or its name and address in any such written communication and indicate whether he, she or it is a Company stockholder.
The corporate secretary will compile all communications, summarize lengthy, repetitive or duplicative communications and forward them to the appropriate director or directors. Complaints regarding accounting, internal controls or auditing will be forwarded to the chair of the Audit Committee. The corporate secretary will not forward to directors non-substantive
communications or communications that appear to pertain to personal grievances, but will instead forward them to the appropriate department within the Company for resolution. The corporate secretary will retain a copy of such communications for review by any director upon his or her request.
Communications from a Company employee or agent will be considered stockholder communications under this policy if made solely in his or her capacity as a stockholder. No communications from a Company director or officer will be considered stockholder communications under this policy. In addition, proposals submitted by stockholders for inclusion in the Company’s annual proxy statement, and proposals submitted by stockholders for presentation at the Company’s annual meeting of stockholders, will not be considered stockholder communications under this policy. Written communications submitted by stockholders recommending the nomination of a person to be a member of the Company’s board of directors will be forwarded to the chair of the OID Committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis
Named Executive Officers
This section is an executive summary of fiscal year 2019 compensation for our CEO, our chief financial officer (“CFO”) and each of our other three most highly compensated executive officers employed at the end of fiscal year 2019. We refer to these individuals as our named executive officers (“NEOs”). The following lists our NEOs for fiscal year 2019 and the positions they held during fiscal year 2019:
•	Tim Hockey, President and CEO

•	Stephen J. Boyle, Executive Vice President, CFO

•	Peter J. deSilva, Executive Vice President, Retail Distribution

•	Thomas A. Nally, Executive Vice President, Institutional Services

•	Steven M. Quirk, Executive Vice President, Trading and Education

On July 22, 2019, the Company announced that Mr. Hockey would be stepping down from his role as president, CEO and as a member of the board, effective upon the date that his successor commences employment, but in no event later than February 29, 2020. In connection with such transition, the Company and Mr. Hockey entered into a transition agreement modifying certain terms of his employment arrangements, as discussed further below.
Further, on November 25, 2019, in connection with the pending acquisition of the Company by Schwab, the Company announced the appointment of Mr. Boyle as the interim president and CEO and Jon C. Peterson as the interim CFO. Per his transition agreement, Mr. Hockey will continue service with the Company until February 29, 2020, as a senior advisor to Mr. Boyle in his capacity as interim president and CEO. For more information on the Schwab transaction, please refer to Item 12 — Change in Control.
Executive Compensation Program Highlights for Fiscal Year 2019
At the Company’s 2019 annual stockholder meeting, fiscal year 2018 NEO compensation was approved on a non-binding
advisory basis, with more than 99% support for the
say-on-pay
proposal, a similar level of support as the previous year. Taking the strong vote results into account, in conjunction with stockholder views expressed directly to the Company, the Compensation Committee decided to maintain the same core principles for the fiscal year 2019 executive compensation program.
As such, consistent with the Company’s executive compensation principles and strong commitment to pay for performance, the majority of our NEOs’ fiscal 2019 total compensation packages required achievement of pre-set
annual performance objectives.
Changes for Fiscal 2019:
Though the core principles of the compensation program remain unchanged, following a review of the incentive plan design and its alignment with our business strategy, the Committee identified an opportunity to update several of the performance measures and relative metric weightings in the annual incentive plan to further align incentives with business strategy. Detail on these updates may be found on page 24.
Additionally, since fiscal 2016, our long-term incentive program has consisted entirely of performance-based RSUs that vest three years after grant, the final value of which is contingent upon three-year total shareholder return (“TSR”) performance relative to the New York Stock Exchange Archipelago (“NYSE Arca”) Securities Broker/Dealer Index. For fiscal 2019, in consideration of the anticipated acquisition of the Company by Schwab, the Compensation Committee decided to deliver long-term incentive awards in the form of service-based RSUs in order to effectively and appropriately drive performance and retention in the coming months given that the anticipated acquisition timing presents significant challenges to the operation of a normative three-year performance period with an incentive outcome based largely on fundamental Company performance. Detail on these updates may be found on page 26.

Our CEO’s and other NEOs’ targeted total annual compensation (i.e., base salary, target cash incentive and target equity incentive) for fiscal year 2019 was heavily weighted toward elements that were subject to performance objectives:
Fiscal Year 2019 Named Executive Officer
Target Total Annual Compensation
(1)

Chief Executive Officer	NEO Average (Excluding CEO) (2)

(1)	Target cash incentive and target equity incentive are amounts established by the Compensation Committee based on performance under the Management Incentive Plan (“MIP”) during fiscal year 2019. Any equity awards under the fiscal year 2019 MIP were granted following the completion of the fiscal year 2019 performance period, in early fiscal year 2020. These elements required achievement of performance goals before they could be paid or granted.

(2)	Each element of compensation comprising the target total annual compensation for the NEOs, other than the CEO, is based on the average among the NEOs (other than Mr. Hockey).

Key Performance Highlights and Pay for Performance Results for Fiscal Year 2019
The Company’s results for the fiscal year ended September 30, 2019 include the following:
•	Record net new client assets of approximately $93 billion, a year-over-year growth rate of 7 percent

•	Record average client trades per day of approximately 862,000, up 6 percent year over year

•	Record net revenues of $6 billion, up 10 percent year over year

•	Ending client assets of approximately $1.3 trillion, up 2 percent year over year

•	$3.96 in GAAP earnings per diluted share, up 53 percent year over year, on net income of $2.21 billion

•	$4.13 in non-GAAP earnings per diluted share, up 24 percent year over year. For a discussion of this measure and a reconciliation to the related GAAP measure, refer to Appendix A

As further described below, the corporate performance component of the MIP consisted of the following metrics and weightings: 40%
non-GAAP
earnings per share, 25% client experience, 20% revenue and market share, and 15% other strategic themes. The Committee reviewed the Company’s performance against pre-established
targets and objectives for each of these metrics. Consistent with the Company’s commitment to its pay for performance philosophy under its executive compensation program, the Company’s strong performance in fiscal year 2019 resulted in funding of the corporate performance component at 107.1% of target, and the final individual incentive payouts under the MIP to our NEOs ranged from 105.7% to 111.0%.

Executive Compensation Governance Highlights
Consistent with our guiding principles underlying our executive compensation program, we observe the following practices:

☑ Review executive compensation in comparison to peer group	☑ Employ double-trigger vesting acceleration change-in-control provisions

☑ Measure, manage and reward based on performance goals that drive our short- and long-term business strategy	☑ Prohibit repricing stock options without stockholder approval

☑ Maintain a pay mix that is heavily performance-based	☑ Prohibit hedging of stock

☑ Maintain stock ownership guidelines for executives	☑ Prohibit pledging of stock

☑ Maintain a clawback policy	☑ No golden parachute excise tax gross-ups to executives

☑ Conduct annual risk assessments of our executive compensation policies and practices	☑ No material perquisites

☑ Hold an annual shareholder say-on-pay advisory vote	☑ No supplemental executive retirement plans (SERPs)

☑ Engage an independent compensation consultant that reports directly to our Compensation Committee

☑ Permit use of negative discretion to decrease incentive compensation

Compensation-related Agreements and Plans
The Compensation Discussion and Analysis and the executive compensation tables below are based in part on the Company’s agreements with Messrs. Hockey, Boyle, and deSilva, and the terms of the MIP and the Company’s stockholder-approved Long-Term Incentive Plan (the “LTIP”). Please refer to the following agreements and plan documents for the complete terms.

Name	Description	SEC Filing
Tim Hockey	Employment Agreement Transition Agreement	Quarterly Report on Form 10-Q filed on February 4, 2018, Exhibit 10.1 Annual Report on Form 10-K filed on November 15, 2019, Exhibit 10.4

Stephen J. Boyle	Term Sheet	Quarterly Report on Form 10-Q filed on May 7, 2015, Exhibit 10.1

Peter J. deSilva	Term Sheet	Annual Report on Form 10-K filed on November 17, 2017, Exhibit 10.12

All Executive Officers	LTIP MIP	Form 8-K filed on February 24, 2016, Exhibit 10.1 Form 8-K filed on May 20, 2019, Exhibit 10.2

We have organized the remainder of this report as follows:

1.	Role of the Compensation Committee and Board in setting executive compensation

2.	Role of compensation consultants and management in our process

3.	Guiding principles for senior executive compensation policies and decisions

4.	Peer group of companies used to inform compensation decisions

5.	Elements of compensation, how each is determined and how each fits into the Company’s compensation objectives

6.	Clawback policy

7.	Risk assessment of compensation programs

8.	Stock ownership guidelines and anti-hedging and anti-pledging policy

9.	Change in control and severance provisions

10.	Certain tax treatment of senior executive compensation

11.	Description of certain compensation-related actions taken since the end of fiscal year 2019.

1. Role of the Compensation Committee and Board
The Compensation Committee is composed of
non-employee
directors of the board. No member of the Compensation Committee during fiscal year 2019 was an employee of the Company or any of its subsidiaries at the time of his service on the Compensation Committee. Each member of the Compensation Committee during fiscal year 2019 was intended to qualify as a
“non-employee
director” under rule
16b-3
under the Securities Exchange Act of 1934 (the “1934 Act”) and as an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The Compensation Committee reviews, assesses and approves all compensation and benefits for executive officers and, in consultation with the Risk Committee, reviews compensation-related risks. The board of directors evaluates the performance of the CEO and reviews and provides input on the Compensation Committee’s compensation recommendation. The Compensation Committee then approves the CEO’s compensation. The CEO and the Compensation Committee together assess the performance of each of the other NEOs and then the Compensation Committee approves final recommendations from the CEO.
2. Role of Compensation Consultants and Management
Beginning in May 2018, the Compensation Committee retained Semler Brossy as its independent compensation consultant to assist the Compensation Committee in its oversight of the design and operation of the Company’s executive compensation programs. During fiscal year 2018 as well as fiscal year 2019, Semler Brossy advised the Compensation Committee on best practices for executive compensation and governance, among other activities. Semler Brossy worked directly with the Compensation Committee (and not on behalf of management) to assist the Compensation Committee in satisfying its responsibilities. Semler Brossy performed no other consulting or other services for the Company.
The Compensation Committee also requests the attendance at its meetings of any members of management that it deems appropriate or advisable. Typically, and for fiscal year 2019, the Compensation Committee received input from the CEO to assess the individual performance of the NEOs other than the CEO and regarding plan design and objective setting.
The Compensation Committee has delegated to our CEO the authority to increase the compensation of, and grant equity awards to, any employee participating in the MIP, except for executive officers and any other employees whose total target compensation equals or exceeds $1 million per year, subject in each case to any increase or grant being (1) within the budget previously approved by the Compensation Committee, and (2) in accordance with the terms of the applicable compensation plan.
3. Guiding Principles
The objective of the executive compensation plans is to attract, retain and motivate high-performing executives to create sustainable long-term value for stockholders. To achieve this objective, the Company and the Compensation Committee used the following guiding principles when evaluating executive compensation policies and decisions:
Alignment with the Company’s Business Strategy

•	Executive compensation is linked to the achievement of specific short- and long-term strategic business objectives and the Company’s overall performance.

•	Compensation plans are linked to key business drivers that support long-term stockholder value creation.

Alignment with Stockholders’ Interests

•	The interests of executives are appropriately aligned with those of stockholders over the long-term through policy and plan design.

•	Stock ownership guidelines are used to more closely align the interests of executives with those of stockholders over the long term.

•	As an executive increases in seniority, an increasing percentage of total compensation consists of equity-based awards to more closely align the interests of the executive with those of our stockholders, to aid in retention and to focus executives on sustainable long-term performance.

Risk Management

•	Compensation plan design should not create an incentive for excessive risk-taking and each plan is reviewed on at least an annual basis to determine that it is operating as intended.

•	Incentive compensation is subject to risk of forfeiture in accordance with the clawback policy.

Pay for Performance

•	Clear relationships should exist between executive compensation and performance. Compensation should reward both corporate and individual performance.

•	Total compensation includes a meaningful variable component that is linked to key business objectives and the Company’s overall performance.

•	A substantial portion of variable compensation is awarded in the form of equity-based awards.

•	Equity awards are generally granted based on the achievement of annual performance goals and are subject to service-based or service and performance-based vesting.

•	The Compensation Committee has the ability to exercise negative discretion to reduce incentive compensation.

Pay Competitively

•	Competitive data on market compensation, adjusted to reflect scope of responsibility or other factors specific to the executive, is considered when establishing compensation targets.

4. Peer Group
The Company operates in the highly competitive financial services sector, with a leadership position in retail securities brokerage services. The overall compensation program is designed to closely align the interests of executives with those of our stockholders and be competitive with the compensation practices of financial services companies with characteristics similar to the Company.

The Committee references a peer group of similar companies when reviewing executive compensation. The peer group in effect in fiscal year 2018 consisted of the following:
Fiscal Year 2018 Peer Group

Ameriprise Financial, Inc.	Fifth Third Bancorp	NASDAQ, Inc.

Broadridge Financial Solutions, Inc.	Franklin Resources, Inc.	Northern Trust Company

Charles Schwab Corporation	Intercontinental Exchange, Inc.	Raymond James Financial, Inc.

CME Group Inc.	Invesco, Ltd.	T. Rowe Price Group, Inc.

Comerica Incorporated	Legg Mason, Inc.

E*TRADE Financial Corporation	LPL Financial Holdings Inc.

For fiscal year 2019, the Committee requested that Semler Brossy conduct an independent review of the peer group. The criteria for reviewing and determining the companies comprising the peer group for fiscal year 2019 were industry, market capitalization, revenue, geography, organizational complexity and competition for talent. Based on this review, SEI Investments and Stifel Financial Corporation were added to the peer group and Comerica Incorporated and Fifth Third Bancorp were removed, effective November 2018. The Compensation Committee agreed with Semler Brossy’s assessment that the two companies that were removed, as regional banks, were not as well-aligned with the Company’s businesses; the two additions were chosen for having relatively stronger business alignment with the Company. As part of its review, Semler Brossy also presented to the Compensation Committee the lists of companies comprising peer groups identified by proxy advisors with respect to the Company and public companies that include the Company in their peer groups. The peer group was updated as part of the process for considering the fiscal year 2019 executive compensation program.
The peer group for fiscal year 2019 consisted of the following:
Fiscal Year 2019 Peer Group

Ameriprise Financial, Inc.	Intercontinental Exchange, Inc.	Raymond James Financial, Inc.

Broadridge Financial Solutions, Inc.	Invesco, Ltd.	SEI Investments Company

Charles Schwab Corporation	Legg Mason, Inc.	Stifel Financial Corporation

CME Group Inc.	LPL Financial Holdings Inc.	T. Rowe Price Group, Inc.

E*TRADE Financial Corporation	NASDAQ, Inc.

Franklin Resources, Inc.	Northern Trust Company

With input from Semler Brossy, the Committee reviewed peer group composition again for fiscal year 2020; no changes were made to the group above.
5. Elements of Compensation
Target Total Compensation
Target total annual compensation for our NEOs consists of: (1) base salary and (2) incentive compensation awarded under the MIP, which is comprised of cash and equity. Each of these elements of compensation, as well as the compensation package as a whole, is intended to enable the Company to remain competitive in attracting and retaining talented individuals. While base salaries are provided to reward executives on a day-to-day
basis for their time and services, the incentive compensation links the executives’ compensation to the achievement of the
Company’s business strategy and stockholders’ interests. For fiscal year 2019 compensation, these target total compensation levels were developed using market data from our peer group and other financial services compensation data obtained from human resources consulting firms, such as McLagan and Willis Towers Watson. The market data considered as part of the competitive review reflect executive responsibilities that were similar to the responsibilities of our executive officers, where available. While the Compensation Committee did not target a specific percentile or otherwise benchmark any key elements of the NEOs’ compensation to the market data, it did review a range of market data and generally compared compensation to the market median.

During late fiscal year 2018, Semler Brossy reviewed the market compensation information prepared by management and confirmed the market data as an appropriate point of reference in setting target total compensation for fiscal year 2019.
A significant portion of each executive’s target total compensation is performance-based or “at risk.” The “at risk” portion includes the annual cash incentive and the annual equity incentive, which are awarded on the basis of performance during the year. If the Company’s or individual’s performance is below target, “at risk” compensation may decrease. Conversely, if the Company’s or individual’s performance is above target, “at risk” compensation may increase.
The equity incentive compensation target is established so that a meaningful portion of total compensation is awarded as equity that vests subject to continued service or service and performance-based conditions. The target mix between cash and equity is based on target total compensation level, with the portion that is awarded as equity generally increasing as target total compensation increases. This practice, combined with stock ownership guidelines, promotes retention and focuses executives on executing business strategies, sustaining performance and growing value for stockholders over the long term.
Each NEO had target total annual compensation for fiscal year 2019 as follows:
Fiscal Year 2019 Target Total Annual Compensation

Name	Base Salary ($)	Target Cash Incentive ($)	Target Equity Incentive ($)	Target Total Incentive ($)	Target Total Annual Compensation ($)	Performance-based Portion of Target Annual Compensation
Tim Hockey (1)	1,000,000	2,250,000	5,250,000	7,500,000	8,500,000	88%
Stephen J. Boyle (2)	500,000	1,000,000	1,000,000	2,000,000	2,500,000	80%
Peter J. deSilva (3)	650,000	1,075,000	1,075,000	2,150,000	2,800,000	77%
Thomas A. Nally (4)	650,000	1,075,000	1,075,000	2,150,000	2,800,000	77%
Steven M. Quirk (5)	500,000	1,050,000	1,050,000	2,100,000	2,600,000	81%

(1)	Mr. Hockey’s target total incentive compensation for fiscal year 2019 was increased from $6.5 million to $7.5 million, which continued to consist of 30% cash and 70% equity.

(2)	Mr. Boyle’s base salary was increased from $450,000 to $500,000, and his target total incentive compensation was increased from $1.75 million to $2 million, which continued to consist of 50% cash and 50% equity.

(3)	Mr. deSilva’s target total incentive compensation was increased from $2 million to $2.15 million, which continued to consist of 50% cash and 50% equity.

(4)	Mr. Nally’s base salary was increased from $500,000 to $650,000.

(5)	Mr. Quirk’s base salary was increased from $450,000 to $500,000, and his target total incentive compensation was increased from $1.55 million to $2.1 million, which continued to consist of 50% cash and 50% equity.

The increases in target compensation for fiscal year 2019 were determined by the Compensation Committee after considering a number of factors. Specifically, for each individual the Compensation Committee reviewed the market data for the role, the individual’s performance and potential shifts in the role’s scope and responsibilities. Adjustments were generally intended to more closely align target compensation levels with market pay for comparable positions.
Consistent with the Company’s overall compensation principles, a large percentage of the total compensation package is awarded only after performance objectives set by the Compensation Committee have been met.
In addition, the performance-based portion of target total annual compensation is divided between the cash incentive and the equity incentive. A greater proportion of the incentive is delivered in equity for more senior executives. For our CEO, 30% of his total incentive is paid in cash and 70% is paid in equity. For our other NEOs, 50% of their incentive is paid in cash and 50% is paid in equity. Any equity awards that are granted are scheduled to vest subject to continued service or service and performance-based conditions.
Annual Incentive Award under the MIP
Our MIP, reviewed and approved by the Compensation Committee, supports our pay for performance philosophy, with the objective of driving the business strategy for which each executive is most responsible and which is critical for sustaining the long-term growth of the Company.

Through the equity component of the plan, detailed below, we promote closer alignment of each executive’s interests to the long-term growth of the Company. Based on pre-established
targets for non-GAAP earnings
per share (“EPS”), revenue and market share, client experience, and other strategic themes, the Compensation Committee believes that the design provides for a balanced assessment of short- and long-term performance.

In fiscal year 2018, the Compensation Committee requested that management and Semler Brossy conduct a review of the existing incentive program design for fiscal 2019. As a result of that review, the Compensation Committee approved several updates to the metrics and weighting for the annual incentives to more fully align compensation with the Company’s strategic objectives. The fiscal year 2019 incentive funding formula emphasized key short-term, quantitative results and further supported the delivery of a superior client experience. The Compensation Committee intended the new design to emphasize critical drivers of the Company’s longer-term strategic and financial success (client experience and other strategic themes) and measures of the Company’s short-term operational success
(non-GAAP
EPS, revenue and market share). The incentive funding formula the Compensation Committee approved for the MIP for fiscal year 2019 is illustrated in the following diagram.

Specifically, the following changes were made to the metrics for the fiscal year 2019 program:
•	The individual performance component was shifted from a modifier to a discrete metric, weighted 20% for the CEO and 30% for all other NEOs; the remaining portion of the MIP is based on achievement of corporate metrics and objectives, which was based 40% on non-GAAP
EPS, 25% on client experience, 20% on revenue and market share metrics, and 15% on other strategic themes.

•	The weighting of non-GAAP EPS as a key metric of short-term earning was reduced overall, though it remains the largest component of corporate objectives.

•	Client experience and absolute revenue were added to the corporate objectives as discrete metrics.

•	Net new assets (or NNA), which is included as a metric under revenue and market share, is now measured on the basis of market share, rather than on absolute results, as had been the case in prior years.

•	Qualitative strategic themes were also shifted from a modifier to a discrete metric to reinforce the importance of strategic themes to long-term strategy. Strategic themes for fiscal year 2019 include goals around organizational agility and efficiency, associate experience, and increased competitiveness through innovation.

Though the metrics and weightings have been updated, the incentive program maintains the same fundamental principles and overall structure as prior years. These metrics were all intended to incentivize management to drive Company performance in closer alignment with long-term stockholder interests. As with fiscal year 2018, the incentive program for fiscal year 2019 reserved for the Compensation Committee its right to reduce the payout percentage initially determined by the achievement of the corporate performance goals. In addition, the program retained the Compensation Committee’s ability to exercise further negative discretion to reduce or eliminate incentive payments to executives.

Fiscal Year 2019 MIP Incentive Funding Formula
At the end of fiscal 2019, the Committee reviewed management’s progress on each of the four corporate performance metrics
(non-GAAP
EPS, revenue and market share, client experience and other strategic themes). The Committee evaluated the Company’s performance against rigorous, pre-established
financial targets and qualitative objectives, as applicable for each metric. It then approved the table below, resulting in a corporate funding percentage of 107.1% of target. The performance goals and corresponding funding percentages for each of these measures are summarized below:

Fiscal Year 2019 Management Incentive Plan; Corporate Performance Percentage

Performance Goals	Weighting	Threshold Performance 50% (3)	Target Performance 100%	Maximum Performance 150%	Actual Result	Performance	Funding
Non-GAAP EPS (1)	40.0%	$3.44	$3.94	$4.44	$4.08	114.0%	45.6%
Revenue and Market Share	20.0%	—	—	—	—	106.8%	21.4%
• Absolute Revenue ($b) (1)	10.0%	$5.507	$5.879	$6.251	$5.928	106.0%	10.6%
• DART Share	5.0%	53.51% - 53.75%	54.76% - 55.00%	56.01% - 56.25%	54.99%	100.0%	5.0%
• NNA Share - Retail	2.5%	9.0% - 10.0%	14.0% - 15.0%	19.0% - 20.0%	14.48%	100.0%	2.5%
• NNA Share - Institutional	2.5%	33.5% - 34.5%	38.5% - 39.5%	43.5% - 44.5%	42.48%	130.0%	3.3%
Client Experience	25.0%	—	—	—	—	99.6%	24.9%
• Net Advocate Score	12.5%	42.6%	55.1%	67.6%	54.9%	99.2%	12.4%
• Qualitative Assessment	12.5%	—	—	—	—	100.0%	12.5%
Other Strategic Themes	15.0%	—	—	—	—	101.7%	15.3%
• Efficiency	5.0%	—	—	—	—	105.0%	5.3%
• Associate Experience	5.0%	—	—	—	—	100.0%	5.0%
• Innovation	5.0%	—	—	—	—	100.0%	5.0%

Subtotal	100.0%	—	—	—	—		107.1%

+/- 20% Committee Discretion							0.0%

Total (2)							107.1%

(1)	The Company’s
non-GAAP
diluted EPS, an important measure of our financial performance, weighted at 40% of the corporate performance metrics under the MIP, was adjusted downward by the Compensation Committee to $4.08 (from $4.13) to account for items that were not reflective of operational performance such as unplanned accounting policy adjustments and interest rates changes. Similarly, revenue was adjusted from $6.016b to $5.928b. The Compensation Committee determined it was appropriate to make a downward adjustment to better reflect the results delivered to stockholders and preserve the intent of the pre-established
performance goals, which were set before the occurrence of these unplanned events.

(2)	Total funding capped at 150%. In addition, the Compensation Committee reserves the right to reduce total to 0%.

(3)	Below threshold performance results in 0% payout.

After the performance goals are measured, the Compensation Committee may use negative discretion to reduce the payout. No negative discretion was used during fiscal year 2019, resulting in a final performance percentage of 107.1% for the corporate portion of the MIP.
A portion of each executive officer’s final payout also is subject to an evaluation of individual performance against preset goals and objectives for the fiscal year: 20% for the CEO, and 30% for other NEOs. Final performance is determined by the Compensation Committee for the CEO, and by the Committee with input from the CEO for other NEOs. For Mr. Hockey, the transition agreement entered into between the Company and him during fiscal year 2019 (discussed further below) in connection with his transition from the CEO role, provided for his individual performance for fiscal year 2019 to be deemed satisfied in full at 100% target achievement. One of the key factors considered in determining the fiscal year 2019 achievement for each of the other NEOs was the demonstrated contributions toward the team effort critical for supporting a seamless and successful transition of the CEO. In recognition of these efforts during fiscal year 2019, the individual performance percentage for fiscal year 2019 for each NEO other than Mr. Hockey was determined to be 120%.
The final payout percentage is capped at 150% of the NEO’s target annual incentive opportunity, and except with respect to Mr. Hockey’s fiscal year 2019 annual incentive opportunity, as specified in his transition agreement, the Compensation Committee further retained the discretion to lower any individual officer’s payout to zero for a given year. Following the completion of fiscal year 2019, the Compensation Committee determined the payout of annual incentive compensation as depicted in the chart below:
Fiscal Year 2019 Management Incentive Plan Individual and Final Performance Percentage

	Corporate Performance Weighting (A)	Corporate Achievement as a Percent of Target (B)	Individual Component Weighting (C)	Individual Achievement as a Percent of Target (D)	Total Payout as a Percent of Target (A x B) + (C x D)
Tim Hockey	80%	107.1%	20%	100.0%	105.7%

Stephen J. Boyle	70%	107.1%	30%	120.0%	111.0%

Peter J. deSilva	70%	107.1%	30%	120.0%	111.0%

Thomas A. Nally	70%	107.1%	30%	120.0%	111.0%

Steven M. Quirk	70%	107.1%	30%	120.0%	111.0%

Long-Term Incentive Awards under the MIP
As described above under “Elements of Compensation,” a
pre-set
portion of the annual incentive award earned under the MIP is granted in equity under the LTIP. Equity awards are used to motivate, reward and retain key executives and to align their interests more closely to those of stockholders. Equity awards are granted under the MIP to the extent that the pre-established
performance measures under the MIP have been achieved. As described above under “Fiscal Year 2019 MIP Incentive Funding Formula,” equity incentives may be initially funded (i.e., granted) between 0% and 150% of target.
For fiscal year 2019, the equity incentives were granted as restricted stock units (“RSUs”). These RSUs are scheduled to vest in one-third
annual installments and were not subject to a
TSR-related
performance criteria. This approach varied from fiscal year 2018, whereby upon completion of the fiscal year 2018 incentive program, our NEOs were granted PRSUs that vest subject to a three-year cliff vesting period, and are further adjusted up or down by up to 20% based on the Company’s cumulative three-year TSR relative to the components of the NYSE Arca Securities Broker/Dealer Index (as determined at the time of grant). When the Compensation Committee approved the grants of PRSUs for fiscal year 2018, it believed that this equity incentive design further aligned the long-term interests of executives with those of our stockholders. For fiscal year 2019, the Compensation Committee’s decision to approve RSU grants included consideration of the proposed acquisition of the Company by Schwab. The Compensation Committee recognized that the anticipated acquisition timing presents significant challenges to the operation of a normative three-year performance period with an incentive outcome based largely on fundamental Company performance. Accordingly, the Compensation Committee eliminated the TSR goal for the fiscal year 2019 equity incentives.
In addition to granting RSUs under the MIP for fiscal year 2019 performance, the Compensation Committee also granted discretionary, one-time
RSU awards to Messrs. Nally and Quirk (as discussed further below under “Actions Since End of Fiscal Year 2019”). These RSU grants were awarded in order to further strengthen the retention incentives for these executive officers in consideration of the previously planned CEO transition. The RSUs are scheduled to vest over three years in equal, annual installments.
RSU and PRSU awards are automatically increased by the number of units equivalent to the value of any cash dividends paid while the awards are outstanding (based on the target amount of the award). Dividend equivalent units (“DEUs”) are subject to the same vesting schedule as the underlying award. The vesting of these awards may accelerate upon certain events, as described under “Potential Payments Upon Termination or Change in Control” later in this section.

The following table sets forth total cash and equity compensation earned by our NEOs for fiscal year 2019 performance.
Total Actual Cash and Equity Compensation

	Base Salary ($)	Cash Incentive ($)		Equity Incentive (2) ($)	Total Incentive		Total Annual Compensation ($)	Special Stock Awards (2) ($)
Name					($)	% of Target
Tim Hockey	1,000,000	2,377,800		5,548,200	7,926,000	105.7%	8,926,000	—
Stephen J. Boyle	500,000	1,109,700	(1)	1,109,700	2,219,400	111.0%	2,719,400	—
Peter J. deSilva	650,000	1,192,928		1,192,928	2,385,855	111.0%	3,035,855	—
Thomas A. Nally	650,000	1,192,928		1,192,928	2,385,855	111.0%	3,035,855	$250,000
Steven M. Quirk	500,000	1,165,185		1,165,185	2,330,370	111.0%	2,830,370	$250,000

(1)	Mr. Boyle deferred 100% of this amount pursuant to the Company’s Executive Deferred Compensation Program.

(2)	These equity incentive awards were granted in fiscal year 2020. As a result, they are not included in the Summary Compensation Table or the Grants of Plan-based Awards and Outstanding Equity Awards at Fiscal
Year-End
tables later in this section.

Scottrade Appreciation Right Award
Prior to our acquisition of Scottrade, Mr. deSilva received from Scottrade a Scottrade Appreciation Right Award (“SAR award”), that provided for the potential to earn certain cash bonuses. During fiscal year 2019, Mr. deSilva’s SAR award paid out a total of $724,938, which consisted of amounts that became payable based on certain performance results in 2016 and 2017 and that vested in part in fiscal year 2019 based on continued employment. As of September 30, 2019, the remaining unvested amounts under Mr. deSilva’s SAR award totaled $423,548. The unvested amount vested on December 31, 2019, due to Mr. deSilva’s continued employment with the Company through the vesting date, as described in further detail below under “Potential Payments Upon Termination or Change in Control.” Upon joining TD Ameritrade, Mr. deSilva no longer accrues future payments under his SAR award.
Other Key Changes During Fiscal Year 2019
On July 22, 2019, Mr. Hockey and the board of directors agreed that Mr. Hockey would step down as president, CEO and as a member of the board, effective upon the earlier of February 29, 2020 (the “transition date”) or the date that his successor commences employment. In order to help ensure a smooth transition, the Company and Mr. Hockey entered into a transition agreement on July 22, 2019, modifying certain terms of Mr. Hockey’s employment agreement previously entered into between the Company and Mr. Hockey.
Subsequent to the fiscal year end, on November 25, 2019, in connection with the Company’s entry into the merger agreement with Schwab, the Company announced the appointment of Mr. Boyle as the interim president and CEO. Mr. Hockey has transitioned to a role as senior advisor to the Company, which includes providing transition services as a special advisor to Mr. Boyle through the transition date. While Mr. Hockey remains employed during the transition period, he will continue to receive his base salary at the current rate of $1 million per year. Mr. Hockey will not participate in the MIP for fiscal 2020, as his employment will be terminating, pursuant to his transition agreement, before the fiscal year’s end. His compensation for fiscal 2020 is specified in his transition agreement, as described further below.
The terms of Mr. Hockey’s transition agreement modifying his employment arrangements with the Company are provided in further detail below under “Potential Payments Upon Termination or Change in
Control.” Certain key changes that have occurred after fiscal year 2019, including the transition of our CEO, are described further below under “Actions Since End of Fiscal Year 2019.”
6. Clawback Policy
We maintain a clawback policy that applies to certain incentive compensation provided to our NEOs, including compensation under the MIP and LTIP. The MIP permits the “clawback” of any cash incentive awards, and the Company’s equity agreements permit the clawback of awards granted pursuant to the MIP and LTIP if the Compensation Committee determines, within three years of the grant date of the award, that certain conduct has occurred. Generally, under the terms of the clawback policy, an executive who is involved in fraud or willful misconduct that results in a restatement of the Company’s financial statements or who commits an act of fraud, negligence or breach of fiduciary duty resulting in material loss, damage or injury to the Company can be required to: (1) forfeit and transfer to the Company, at no cost to the Company, any unvested equity awards and any shares of common stock issued in connection with vested equity awards and (2) repay to the Company any cash incentive awarded under the MIP or any gain realized from the disposition of any such shares of common stock awarded under the LTIP.
7. Risk Assessment
The Compensation Committee, together with the Risk Committee, assessed the Company’s incentive compensation plans and concluded that our compensation plans and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Management assessed all of the Company’s executive, sales and broad-based compensation plans to determine if any provisions or practices create undesired or unintentional risk of a material nature. This risk assessment process included a review of plan design, including business drivers and performance measures. Incentive compensation plan design varies across business units based on differing goals established for business units. Incentive compensation targets are reviewed annually and adjusted as necessary.
8. Stock Ownership Guidelines and Anti-Hedging and Anti-Pledging Policy
The Compensation Committee and the board of directors strongly believe that senior executives should own a significant amount of Company common stock. This provides a direct and continuing alignment of financial interests between executives and stockholders.
The stock ownership guidelines for the NEOs are as follows:

•	ten times base salary for the CEO, and

•	five times base salary for all other NEOs.

These executive officers are not permitted to sell any equity interest in the Company until they meet their respective stock ownership guidelines, after which the CEO must obtain prior approval from the Compensation Committee and all other senior executives must obtain prior approval from the CEO. In determining whether the stock ownership guidelines have been met, the Company considers any stock held without restrictions, unvested RSUs and PRSUs, vested but unexercised in-the-money stock options, deferred compensation that is scheduled to settle based on the price of the Company’s common stock and common stock held under the Company’s 401(k) plan. All NEOs for fiscal 2019, with the exception of Mr. deSilva, who joined the company in September 2017, met the stock ownership guidelines as of the end of fiscal year 2019.
The Company’s trading policy, which applies to all officers, employees, contractors and temporary or agency associates, prohibits anyone subject to the policy from entering into hedging or pledging transactions involving the Company’s common stock. The trading policy specifically prohibits any short sales and engaging in strategies using options on Company securities.
9. Change in Control and Severance Provisions
Our senior executive team has been instrumental to the success of the Company, and we believe it is important to provide certain benefits to them in the event of certain qualifying terminations of employment, including in connection with a change in control. We believe that the interests of our stockholders are best served if the interests of senior management are closely aligned with them, and providing change in control benefits should minimize any reluctance of senior management to pursue change in control transactions that may be in the best interest of our stockholders. Equity awards under the MIP generally will vest upon certain qualifying terminations of employment by the Company within a specified period after a change in control. Our executive officers are not automatically entitled to any single-trigger vesting acceleration upon a change in control. Rather, our employment arrangements and our executive compensation practices (described later in this section under “Potential Payments Upon Termination or Change in Control”) require a termination of employment under specified circumstances in connection with or following a change in control for any vesting acceleration to apply. We utilize this dual-trigger change in control provision because we believe that triggering vesting acceleration simply because a change in control has occurred is not in the Company’s or stockholders’ best interests.
The pending acquisition by Schwab will, if consummated, constitute a “change in control” under the terms of the LTIP and certain employment arrangements with our NEOs, as discussed further below under “Potential Payments Upon Termination or Change in Control.”
The Company also provides severance benefits in the event of certain qualifying terminations of employment outside of the context of a change in control. The Company believes that these arrangements provide assurances of specified transition and/or severance benefits to our executive officers whose termination of employment may be triggered at any time. These benefits are intended to secure our executive officers’ continued dedication to their work, notwithstanding the possibility of termination of employment, and provides the executive officers with an incentive to continue employment with us.
10. Tax Treatment
In determining executive compensation, the Compensation Committee considers the possible tax consequences to the Company and to its executives. To maintain maximum flexibility in designing compensation programs, the Compensation Committee, while considering tax deductibility as one of its factors in determining compensation, does not limit compensation to those levels or types of compensation that are intended to be deductible.
Certain compensation previously paid to executive officers under the MIP, and certain equity awards that previously vested, were and are intended to be fully deductible under the “performance-based” compensation exception (discussed below) previously provided by Section 162(m) of the Code. As a result of the Tax Cuts and Jobs Act of 2017 (the “Act”), for tax years beginning after December 31, 2017, Section 162(m) of the Code limits to $1 million the federal income tax

deduction the Company can receive for annual individual compensation paid to certain current and former executive officers, subject to a transition rule for written binding contracts in effect on November 2, 2017, and not materially modified after that date. Prior to the Act, Section 162(m)’s deduction limit included an exception for “performance-based” compensation that permitted qualifying compensation to be deductible even if it exceeded the $1 million limit. Significant aspects of the Company’s compensation programs were designed to permit (but not require) compensation to qualify for this performance-based exception. To accomplish this, the Company previously asked shareholders to approve equity and incentive compensation plans that included limitations and provisions required to be included under Section 162(m). Now that the performance-based compensation exception is no longer available, the Company no longer includes specific Section 162(m)-related limitations or provisions or request shareholder approval for this purpose, and generally will not attempt to meet the requirements previously included in our plans related to the now eliminated performance-based exception as there is no tax benefit from doing so.
11. Actions Since End of Fiscal Year 2019
Fiscal Year 2019 RSUs Granted in Fiscal Year 2020
The table below summarizes the RSUs granted to our NEOs since the end of fiscal year 2019, which represent the portion of the annual incentive award earned under the MIP for fiscal year 2019 and granted in the form of RSUs. These grants were made in fiscal year 2020 and therefore are not included in the Summary Compensation Table or the Grants of Plan-based Awards and Outstanding Equity Awards at
Fiscal
Year-End
tables set forth below.
Fiscal Year 2020 RSUs Granted for Fiscal Year 2019 MIP Performance

	Fiscal 2019 Equity Incentive
Name	Amount Earned ($)	Number of Units (#)	Grant Date Fair Value ($)
Tim Hockey	5,548,200	121,512	6,195,630
Stephen J. Boyle	1,109,700	24,304	1,239,207
Peter J. deSilva	1,192,928	26,127	1,332,158
Thomas A. Nally	1,192,928	26,127	1,332,158
Steven M. Quirk	1,165,185	25,519	1,301,158

The number of RSUs granted was determined by dividing the dollar amount earned by $45.66, the average of the high and low price of the Company’s common stock for the 20 trading days ended December 5, 2019. These awards are scheduled to vest over three years in equal, annual installments. The grant date fair value for accounting purposes was determined using the volume weighted average price of the Company’s common stock on the grant date. The per share grant date fair value on December 5, 2019, was $50.99. On December 20, 2019, the vesting of Mr. Boyle’s RSU award was accelerated in full in connection with the anticipated acquisition of the Company by Schwab.
In addition, the Compensation Committee approved the grant of RSUs covering 5,476 shares of the Company’s common stock (valued at $250,000 and with a grant date fair value of $279,209) to each of Messrs. Nally and Quirk. These RSUs are scheduled to vest over three years in equal, annual installments. These awards were granted as retention incentives, in light of the announcement relating to the CEO’s transition. The per share grant date fair value of these awards on December 5, 2019 was $50.99.

Fiscal Year 2020 Target Total Annual Compensation Adjustments
The Compensation Committee discussed with our CEO the target total annual compensation for fiscal year 2020 of our NEOs (other than the CEO). The Compensation Committee also reviewed the market data and assessments of performance for each NEO. In light of the transition agreement entered into between the Company and the CEO, the Compensation Committee did not determine target total annual compensation for the CEO. After considering individual performance, scope of role and responsibility within the organization and the competitiveness of our NEOs’ compensation compared to the market data, the Compensation Committee approved the fiscal year 2020 target total annual compensation for each NEO (other than the CEO) as follows:
Fiscal Year 2020 Target Total Annual Compensation

Name	Base Salary ($)	Target Cash Incentive ($)	Target Equity Incentive ($)	Total Target Incentive $	Target Total Annual Compensation ($)
Stephen J. Boyle (1)	550,000	1,075,000	1,075,000	2,150,000	2,700,000
Peter J. deSilva (2)	650,000	1,175,000	1,175,000	2,350,000	3,000,000
Thomas A. Nally (3)	650,000	1,175,000	1,175,000	2,350,000	3,000,000
Steven M. Quirk (4)	550,000	1,125,000	1,125,000	2,250,000	2,800,000

(1)	Mr. Boyle’s base salary was increased by $50,000, and his annual target incentive compensation was increased from $2 million for fiscal year 2019 to $2.15 million for fiscal year 2020, which continues to consist of 50% cash and 50% equity.

(2)	Mr. deSilva’s annual target incentive compensation was increased from $2.15 million for fiscal year 2019 to $2.35 million for fiscal year 2020, which continues to consist of 50% cash and 50% equity.

(3)	Mr. Nally’s annual target incentive compensation was increased from $2.15 million for fiscal year 2019 to $2.35 million for fiscal year 2020, which continues to consist of 50% cash and 50% equity.

(4)	Mr. Quirk’s base salary was increased by $50,000, and his annual target compensation was increased from $2.1 million for fiscal year 2019 to $2.25 million for fiscal year 2020, which continues to consist of 50% cash and 50% equity.

Key Management Changes in Fiscal Year 2020
In connection with the Company’s entry into the merger agreement with Schwab, Mr. Hockey stepped down from his role as president and CEO and as a member of the board, and Mr. Boyle was appointed the interim president and CEO and a member of the board. As of the date of this Amendment No. 1, the compensation arrangements for Mr. Boyle in his role as interim president and CEO have not yet been finalized. Pursuant to Mr. Hockey’s transition agreement, Mr. Hockey will serve in the role of senior advisor through February 29, 2020. In addition, as of the same date, Jon C. Peterson, formerly the Company’s managing director of analysis, planning and reporting, was appointed as the interim CFO of the Company. While serving in such role, Mr. Peterson will receive an additional bi-weekly
cash compensation payment of $27,000.

Compensation Committee Report

This report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the 1934 Act and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 or the 1934 Act.

The H.R. and Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” with TD Ameritrade’s management. Based on that review and those discussions, the H.R. and Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis section be included in TD Ameritrade’s Annual Report on Form
10-K
for its 2019 fiscal year.

Wilbur J. Prezzano, Chairman
Lorenzo A. Bettino
Brian M. Levitt
Mark L. Mitchell
Allan R. Tessler

Compensation Committee Interlocks and Insider Participation
Messrs. Prezzano, Levitt, Mitchell and Tessler served as members of the Compensation Committee during fiscal 2019. Mr. Bettino was appointed to the Compensation Committee in July 2019. During fiscal 2019, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the 1934 Act.

Summary Compensation Table for Fiscal Years 2019, 2018 and 2017
The following table provides compensation information during fiscal years 2019, 2018 and 2017 for Mr. Hockey, our CEO during those fiscal years, Mr. Boyle, our CFO during those fiscal years, and our other three most highly compensated executive officers who were serving as executive officers as of September 30, 2019. We refer to these individuals as our NEOs. Mr. deSilva became an NEO beginning in fiscal year 2018. In accordance with SEC rules, the compensation described in this table does not include medical or group life insurance received by the NEOs that is available generally to all salaried employees of the Company and certain perquisites and other personal benefits received by the NEOs that in the aggregate do not exceed $10,000.

Name and Principal Position	Year	Salary ($)		Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)		All Other Compensation (5) ($)	Total ($)
Tim Hockey	2019	1,000,000		6,344,379	2,377,800		50,551	9,772,730
Senior Advisor (formerly President and CEO)	2018 2017	1,000,000 995,192		4,911,253 4,373,946	2,650,050 1,976,850		16,206 2,002	8,577,509 7,347,990

Stephen J. Boyle	2019	499,519		1,220,096	1,109,700		151,090	2,980,405
Interim President and CEO (formerly Executive Vice President, CFO)	2018 2017	450,433 449,038		945,644 803,380	1,189,125 888,150		145,462 150,781	2,730,664 2,291,350

Peter J. deSilva	2019	650,000		1,497,002	1,917,865	(4)	21,063	4,085,930
Executive Vice President, Retail Distribution	2018	650,000		40,912	6,171,361		30,842	6,893,121

Thomas A. Nally	2019	647,115		1,609,256	1,192,928		21,173	3,470,471
Executive Vice President, Institutional Services	2018 2017	500,000 500,000		1,539,596 1,011,632	1,460,925 1,146,000		20,784 21,248	3,521,305 2,678,880

Steven M. Quirk	2019	518,269	(1)	1,080,670	1,165,185		21,091	2,785,215
Executive Vice President, Trading and Education	2018 2017	450,000 450,000		945,644 922,381	1,053,225 888,150		20,755 20,295	2,469,624 2,280,826

(1)	The amount includes an additional payout of accrued paid time off of $19,231.

(2)	The amounts in the column represent the aggregate grant date fair value calculated in accordance with ASC Topic 718 for equity awards granted during the fiscal year. These amounts do not necessarily correspond to the actual value recognized by our NEOs. For a discussion of the underlying assumptions used and for further discussion of the Company’s accounting for its equity compensation plans, see the following sections of the Company’s Form
10-K
for the fiscal year ended September 30, 2019:

*	Part II - Item 8 - Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements

-	Note 1. Nature of Operations and Summary of Significant Accounting Policies—Stock-based Compensation

-	Note 14. Stock-based Compensation

The amounts in the Stock Awards column for fiscal year 2019 represent the grant date fair value of PRSUs based on the probable outcome of the performance conditions to which the PRSUs are subject. The following table shows the value of the PRSUs at the grant date assuming that the highest level of performance conditions will be achieved (equivalent to 120% of the award), subject to adjustment with respect to any related DEUs:

Name	Grant Date	Value of PRSUs at Grant Date Assuming Highest Level of Performance ($)
Tim Hockey	12/5/2018	7,613,255
Stephen J. Boyle	12/5/2018	1,464,104
Peter J. deSilva	12/5/2018	1,796,381
Thomas A. Nally	12/5/2018	1,931,107
Steven M. Quirk	12/5/2018	1,296,804

(3)	The amounts in the Non-Equity Incentive Plan Compensation column for fiscal year 2019 include the cash component of the annual incentive awards earned under the MIP.

(4)	The amount includes (a) the cash component of the annual incentive award earned under the MIP of $1,192,928, and (b) cash bonus payments that were paid under Mr. deSilva’s SAR award pursuant to the terms of the Scottrade Appreciation Right Award dated January 1, 2016, consisting of (i) $301,390 that was paid during fiscal year 2019, representing one-third
of the amount that Mr. deSilva became eligible to receive based on performance achieved for Scottrade’s fiscal year 2016 and prior to the closing of the Company’s acquisition of Scottrade that occurred in the Company’s fiscal year 2017, and (ii) $423,548 that was paid during fiscal year 2019, representing one-third
of the amount that Mr. deSilva became eligible to receive based on performance achieved with respect to Scottrade’s fiscal year 2017 and prior to the closing of the Company’s acquisition of Scottrade, in each case of both (i) and (ii), subject to Mr. deSilva’s continued employment with the Company (as the successor to Scottrade) through the applicable vesting dates in fiscal year 2019.

(5)	The amounts in this column are summarized in the following table:

Name	Year	Income and Employment Taxes Reimbursed (a) ($)	Employer Cash Contributions to Company’s Qualified 401(k) Profit Sharing Plan ($)	Other (b) ($)	Total ($)
Tim Hockey	2019	10,512	29,298	10,741	50,551
	2018	9,092	—	7,114	16,206
	2017	813	—	1,189	2,002

Stephen J. Boyle	2019	65,653	21,447	63,990	151,090
	2018	64,412	20,490	60,560	145,462
	2017	66,919	25,228	58,635	150,781

Peter J. deSilva	2019	5	21,048	10	21,063
	2018	—	30,842	—	30,842

Thomas A. Nally	2019	36	21,048	89	21,173
	2018	—	20,784	—	20,784
	2017	261	20,295	693	21,248

Steven M. Quirk	2019	4	21,077	10	21,091
	2018	—	20,755	—	20,755
	2017	—	20,295	—	20,295

(a)	The amount of taxes reimbursed by the Company for fiscal year 2019 relate to: Company-paid tax preparation services ($9,900), home security ($601) and an award in the form of points redeemable for a non-cash
consumer good (a
“non-cash
award”) ($11) for Mr. Hockey; housing reimbursement ($65,650) and a non-cash
award ($3) for Mr. Boyle; a
non-cash
award ($5) for Mr. deSilva; home security ($31) and a
non-cash
award ($5) for Mr. Nally; and a
non-cash
award ($4) for Mr. Quirk.

(b)	The fiscal year 2019 amounts consisted of a
non-cash
award for each NEO, as well as tax preparation services and home security for Mr. Hockey, housing reimbursement ($63,980) for Mr. Boyle, and home security for Mr. Nally.

Grants of Plan-based Awards During Fiscal Year 2019
The following table summarizes equity awards granted to our NEOs in fiscal year 2019 under our LTIP and non-equity
incentive plan awards granted to our NEOs in fiscal year 2019 under our MIP. Equity awards granted in fiscal year 2020 for services rendered in fiscal year 2019 are summarized in the Compensation Discussion and Analysis under the heading “Actions Since End of Fiscal Year 2019.”

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Approval Date of Stock Awards	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Grant Date Fair Value of Stock Awards ($)
Tim Hockey	12/5/2018	11/16/2018	—	2,250,000	4,500,000	93,956	117,445	140,934	6,344,379
Stephen J. Boyle	12/5/2018	11/15/2018	—	1,000,000	2,000,000	18,068	22,586	27,103	1,220,096
Peter J. deSilva	12/5/2018	11/15/2018	—	1,075,000	2,150,000	22,169	27,712	33,254	1,497,002
Thomas A. Nally	12/5/2018	11/15/2018	—	1,075,000	2,150,000	23,832	29,790	35,748	1,609,256
Steven M. Quirk	12/5/2018	11/15/2018	—	1,050,000	2,100,000	16,004	20,005	24,006	1,080,670

(1)	Represents the cash incentive component of the fiscal year 2019 annual incentives payable to the NEO pursuant to the MIP.

(2)	Represents the equity component of the fiscal year 2018 annual incentives payable pursuant to the MIP in the form of PRSUs. PRSUs (including any related DEUs), which were granted under the LTIP, are scheduled to vest in full on the three-year anniversary of the grant date based upon achievement of specified performance criteria, subject to the NEO’s service with the Company through such date. The performance criteria relate to the Company’s cumulative three-year TSR relative to certain components of the NYSE Arca Securities Broker/Dealer Index determined at the time of grant. The actual number of PRSUs that may become eligible to vest as a result of performance will range from a minimum of 80% to a maximum of 120% of the PRSUs (including any related DEUs).

Outstanding Equity Awards at Fiscal
Year-end
September 30, 2019
The following table provides information on the holdings of stock option and stock awards by our NEOs as of September 30, 2019, the last day of fiscal year 2019. This table includes unexercised and vested or unvested option awards, unvested RSUs and unvested DEUs associated with the outstanding RSU awards. The vesting schedule is shown for each grant in the footnotes to the table, provided that the awards may be subject to earlier vesting as discussed further below under “Potential Payments Upon Termination or Change in Control.” The market value of the stock awards is based on $46.70, the closing market price of the Company’s common stock on September 30, 2019 (the last business day of fiscal year 2019).

	Option Awards						Stock Awards
Name	Number of Shares Underlying Unexercised Options Exercisable (#)		Number of Shares Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested Units of Stock ($)	Vesting Date (2)
Tim Hockey	377,435	(1)	125,812	(1)(2)	27.97	1/21/2026
							170,639	7,968,841			1/21/2021	(3)
									119,560	5,583,452	12/5/2021	(4)
									96,911	4,525,744	11/29/2020	(4)
									109,617	5,119,114	11/22/2019	(4)

Stephen J. Boyle									22,991	1,073,680	12/05/2021	(4)
									18,657	871,282	11/29/2020	(4)
									20,128	939,978	11/22/2019	(4)

Peter J. deSilva									28,210	1,317,407	12/05/2021	(4)
									803	37,500	11/29/2020	(4)
							11,883	554,936			9/20/2020	(5)
							11,883	554,936			9/20/2022	(6)

Thomas A. Nally									30,325	1,416,178	12/5/2021	(4)
									30,378	1,418,653	11/29/2020	(4)
									25,348	1,183,752	11/22/2019	(4)

Steven M. Quirk									20,364	950,999	12/5/2021	(4)
									18,657	871,282	11/29/2020	(4)
									23,110	1,079,237	11/22/2019	(4)

(1)	These nonqualified stock options vested in four, equal installments on January 21, 2017, 2018, 2019 and 2020, subject to Mr. Hockey’s continued employment with the Company or service as a member of the board of directors through such dates.

(2)	In certain circumstances, the awards are eligible for continued vesting or vesting acceleration as described further below in the section titled “Potential Payments Upon Termination or Change in Control.”

(3)	These RSUs were scheduled to vest in full on the five-year anniversary of the grant date, subject to Mr. Hockey’s continued employment or other service with the Company through such date, but will accelerate vesting in full upon his separation following completion of his transition services per the terms of his transition agreement.

(4)	These PRSUs are shown based on target number of shares subject to the PRSUs (including any DEUs based on such target number). PRSUs are scheduled to vest (or vested, as applicable) in full on the three-year anniversary of the grant date based upon achievement of specified performance criteria (over a three fiscal year performance period), subject to the NEO’s employment or other service with the Company through such vesting date. The performance criteria relate to the Company’s cumulative TSR, relative to the cumulative TSR of each of the component companies of the NYSE Arca Securities Broker/Dealer Index determined at the time of grant. The actual number of PRSUs (including any related DEUs) that may become eligible to vest as a result of performance will range from a minimum of 80% to a maximum of 120% of the PRSUs.

(5)	These RSUs are scheduled to vest in full on the three-year anniversary of the grant date, subject to the NEO’s continued employment with the Company through such date.

(6)	These RSUs are scheduled to vest in full on the five-year anniversary of the grant date, subject to the NEO’s continued employment with the Company through such date.

Option Exercises and Stock Vested During Fiscal Year 2019
The following table summarizes stock awards that vested for our NEOs during fiscal year 2019.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tim Hockey	—	—
Stephen J. Boyle	19,839	1,025,875
Peter J. deSilva	—	—
Thomas A. Nally	30,067	1,554,765
Steven M. Quirk	27,127	1,402,737

Nonqualified Deferred Compensation for Fiscal Year 2019
The following table summarizes deferred compensation for our NEOs during fiscal year 2019 that is not tax-qualified.

Name	Executive Contributions in Fiscal Year 2019 ($)	Company Contributions in Fiscal Year 2019 ($)	Aggregate Earnings in Fiscal Year 2019 ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Fiscal Year End 2019 ($)
Tim Hockey	—	—	—		—	—
Stephen J. Boyle	—	—	-145,148	(1)(2)	—	1,384,281	(4)
			-404,357	(2)(3)		3,949,559	(5)
Peter J. deSilva	—	—	—		—	—
Thomas A. Nally	—	—	—		—	—
Steven M. Quirk	—	—	—		—	—

(1)	Represents $32,334 in dividends earned during fiscal year 2019 on the deferred stock units and the value of any increase or decrease in the stock price of the shares. Mr. Boyle previously deferred certain portions of the cash component of his annual incentive award payable to him under the MIP for fiscal years 2017 and 2016, which were converted into 18,076 deferred stock units and 10,334 deferred stock units, respectively, during fiscal years 2018 and 2017, respectively. The deferred stock units are scheduled to be paid to Mr. Boyle in ten annual installments upon the termination of his employment but would be distributed in full within thirty days of a change in control event as per the terms of the Executive Deferred Compensation Program.

(2)	The amounts earned for Mr. Boyle’s deferred stock units were not subject to any above-market or preferential earnings during fiscal year 2019 or any prior year reported in the Summary Compensation Table.

(3)	Represents $92,014 in dividends earned during fiscal year 2019 on the deferred stock units and the value of any increase or decrease in the stock price of the shares. Mr. Boyle was granted RSUs covering 79,767 shares on July 8, 2015, which vested in full on July 8, 2018. A total of 82,294 vested shares (which include DEUs but are net of shares used to satisfy any applicable tax withholdings at vesting) otherwise issuable under the RSUs have been deferred until the earliest of the termination of Mr. Boyle’s employment, his death, or his disability. The deferred stock units are scheduled to be paid to Mr. Boyle in ten, annual installments upon the termination of his employment other than due to his death or disability, with the first installment paid shortly after the termination of his employment and remaining installments paid on each of the next nine anniversaries of the termination. The number of shares of Company common stock to be paid in each installment is equal to the total number of deferred stock units (including DEUs), divided by the number of remaining installments to be paid. In the event that Mr. Boyle dies or becomes disabled during his employment, the deferred stock units instead will be issued in lump sum shortly following the date of the death or disability.

(4)	The aggregate balance at fiscal year end 2019 represents the value of 29,642 deferred stock units of Company common stock based on $46.70 per share, the closing market price of the Company’s common stock on September 30, 2019 (the last business day of fiscal year 2019). Mr. Boyle previously deferred 50% of the cash component of his annual incentive award payable to him under the MIP for fiscal year 2016, which was converted into 10,334 deferred stock units. An amount of $342,900, representing the deferred portion of the annual incentive award payable in cash to Mr. Boyle under the MIP for fiscal year 2016 was included in the Summary Compensation Table for fiscal year 2016 under the column titled
Non-Equity
Incentive Plan Compensation. These deferred stock units are subject to the Company’s Executive Deferred Compensation Program. Under this program, participants may elect to defer up to 100% of their annual incentive earned under the MIP or such other compensation that the program administrator may permit. The program also permits discretionary contributions by the Company, although no Company contributions were made in fiscal year 2019. Deferred stock units under the program are eligible for DEUs, which generally are calculated by multiplying the dividend amount per share by the number of deferred stock units of the participant, divided by the closing price of the Company’s common stock on the dividend payment date. The program will provide for earlier, lump sum distribution in the event of change in control or should Mr. Boyle become disabled while employed with the Company, and also permits distributions in connection with an unforeseeable emergency.

(5)	The aggregate balance at fiscal year end 2019 represents the value of 84,573 shares of Company common stock deferred under the RSU described in footnote (3) above (including DEUs earned on the deferred stock units, which also remain deferred), based on $46.70 per share, the closing market price of the Company’s common stock on September 30, 2019 (the last business day of fiscal year 2019). The grant date fair value of this RSU award was included in the Summary Compensation Table for fiscal year 2015 in the amount of $2,881,535, under the column titled Stock Awards.

Potential Payments Upon Termination or Change in Control
Introduction and Overview
The Company has entered into employment agreements with Messrs. Hockey, Boyle and deSilva. During fiscal year 2019, the Company also entered into a transition agreement with Mr. Hockey. Messrs. Nally and Quirk do not have employment agreements. The employment agreements and certain compensation plans and award agreements require the Company to provide compensation and benefits to the executives in the event of certain qualifying terminations of employment, including in connection with a change in control of the Company.

Compensation Plans and Award Agreements
Management Incentive Plan and Long-Term Incentive Plan
Under the MIP, in the event of death or disability prior to the payment of a scheduled award, compensation will be paid to the executive’s estate or other authorized person. The LTIP provides that in the event of a change in control, unless determined otherwise by the administrator of the LTIP, in the event a successor to the Company does not assume or substitute or replace outstanding awards of options, RSUs and PRSUs, those awards will vest in full. The RSU and PRSU award agreements generally provide for settlement as soon as practicable upon the vesting of the award, except in limited circumstances for purposes of complying with any applicable laws (such as requirements relating to deferred compensation). Some of the terms under these award agreements are further modified by certain other agreements entered into with the NEO, as described further below, including a transition agreement entered into between the Company and Mr. Hockey during fiscal year 2019. See the section titled “Summary Table—Potential Payments Upon Termination or Change in Control for additional information regarding the applicable provisions in the event a hypothetical triggering event were to have occurred on the last day of fiscal year 2019. The option, RSU and PRSU award agreements provide for the following treatment of NEOs’ awards upon death, disability, retirement, termination without cause, resignation for good reason, and change in control (and with respect to Mr. Hockey’s equity awards, as further modified by his transition agreement as discussed further below):

Triggering Event	Treatment of Award

Death or disability	RSU award vests in full. PRSU award vests based on target performance.

Retirement	RSU award vests in full (other than with respect to Mr. Hockey’s RSUs granted January 21, 2016). PRSU award remains outstanding and eligible to vest based on actual performance.

Termination by the Company without cause
Mr. Hockey’s RSU award granted January 21, 2016, vests in full, and other RSUs held by an NEO vest as to a prorated portion based on the number of full,
 12-month
 periods of service completed during the vesting period.

PRSUs for which performance already has been measured and met will vest in full. For PRSUs for which performance has not yet been measured, those PRSUs will remain outstanding and eligible to vest based on actual performance as to 100% with respect to Mr. Hockey, or 33% (if termination occurs at least one year after grant), 67% (if termination occurs at least two years after grant), or 100% (if termination occurs at least three years after grant), with respect to other NEOs.

Mr. Hockey’s option award will continue to vest in accordance with its vesting schedule without regard to any continued employment or director service requirement.

Resignation by the executive for good reason
Mr. Hockey’s RSUs granted January 21, 2016, vests in full. Mr. deSilva’s RSUs will vest as to a prorated portion based on the number of full,
 12-month
 periods of service completed during the vesting period.

Mr. Hockey’s PRSUs will remain outstanding and eligible to vest based on actual performance. Mr. deSilva’s PRSUs for which performance already has been measured and met will vest as to a prorated portion based on the number of full,
 12-month
 periods of service completed during the vesting period. His PRSUs for which performance has not yet been measured will remain outstanding and eligible to vest based on actual performance as to 33% (if termination occurs at least one year after grant), 67% (if termination occurs at least two years after grant), or 100% (if termination occurs at least three years after grant).

Mr. Hockey’s options will continue to vest in accordance with their vesting schedule without regard to any continued employment or director service requirement.

Change in control
RSU award vests in full following termination by the Company without cause that occurs within 24 months after a change in control.

For PRSU awards, the performance period will end upon the change in control and actual performance will be measured at that time. PRSUs for which performance is deemed met will be scheduled to vest, after the change in control, on the three-year anniversary of the grant date subject to continued service. Upon termination of service due to death, disability or retirement, such PRSUs will accelerate vesting in full. With respect to Mr. Hockey, upon resignation for good reason, or termination of employment by the Company other than for cause, such PRSUs will accelerate vesting in full. With respect to Mr. deSilva, upon resignation for good reason or termination of employment by the Company other than for cause, in each case within 12 months after the change in control, such PRSUs will continue to vest in accordance with its vesting schedule. With respect to other NEOs, upon termination of employment by the Company other than for cause, 33% (if termination occurs at least one year after grant), 67% (if termination occurs at least two years after grant), or 100% (if termination occurs at least three years after grant) of such PRSUs will accelerate vesting.
In connection with the pending acquisition by Schwab, the Company amended the terms of the PRSU agreements to provide for full acceleration of vesting in the event of a termination without cause following a change in control.

Conditions to Receipt of Accelerated Vesting Benefit
Under the RSU and PRSU award agreements,
 non-solicitation
 and
 non-competition
 covenants for a period of 12 months (or 24 months, in the case of Mr. Hockey and Mr. Boyle), following termination of employment with the Company, and with respect to Mr. Hockey’s PRSU award agreement, a release of claims in favor of the Company pursuant to his employment agreement. Upon termination other than due to death or disability, the portion of Mr. Boyle’s RSU award granted July 8, 2015, that accelerates vesting will be paid out in annual installments over a
 9-year
 period following termination.

Certain Definitions Under RSU, PRSU and Option Award Agreements and LTIP
Under the LTIP, “change in control” generally means the occurrence of any of the following:
•	The date any person (or more than one person acting as a group) acquires ownership of Company common stock that, together with common stock held by such person (or group), constitutes more than 50% of the total fair market value or voting power of Company common stock, but other than circumstances in which: additional common stock is acquired by any one person (or more than one person acting as a group) considered to own more than 50% of the total fair market value or voting power of Company common stock, or Company stockholders continue to retain substantially the same proportions of their ownership of the total fair market value or voting power of Company common stock of fifty percent (50%) or more of the total fair market value or voting power of common stock of the Company or of the ultimate parent entity of the Company, such event will not be considered a change in control; or

•	The date that the board of directors determines that any person (or more than one person acting as a group, but other than any person or group considered to effectively control the Company) acquires or has acquired during a
12-month
period at least 50% of the total voting power of Company common stock, or a majority of members of the board of directors is replaced over a
12-month
period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors before the appointment or election; or

•	The date that any person (or more than one person acting as a group) acquires or has acquired during a
12-month
period assets from the Company that have a total gross fair market value of at least 50% of the total fair market value of all Company assets, but other than a transfer: (i) to an entity controlled by the Company’s stockholders immediately after the transfer; or (ii) of assets to a Company stockholder in exchange for or with respect to Company common stock, or to an entity, at least 50% of the total value or voting power of which is owned by the Company or to a person (or more than one person acting as a group) that owns at least 50% of the total value or voting power of all outstanding Company common stock, or to an entity owned by such person (referenced in the immediately preceding clause) as to at least 50% of its total value or voting power.

Transactions also are required to qualify as a change in control within the meaning of Code section 409A in order to constitute a change in control under the LTIP.
Under the RSU and PRSU award agreements, a change in control will not be deemed to occur, for purposes of the treatment described in the award agreement in connection with a change in control, if TD Bank Financial Group acquires the Company’s outstanding shares of common stock or substantially all of the Company’s assets.
The pending acquisition by Schwab will, if consummated, constitute a “change in control” under the terms of the LTIP and certain employment arrangements with our NEOs.
Under the PRSU award agreements, “retirement” generally means a termination by the Company of the executive’s employment with the Company other than for cause, death or disability after the executive has attained at least age 55 and at least ten years of continuous service with the Company. With respect to Mr. Hockey, if Mr. Hockey had served as CEO for at least five years, then the term “retirement” under his PRSUs will have the same meaning as under his employment agreement. Mr. Hockey had not yet met the requirements for having remained the Company’s CEO for such period during fiscal year 2019.
Under the RSU award agreements (other than for Mr. Hockey), “retirement” generally means a termination by the Company of the executive’s employment with the Company other than for cause after the executive has attained age 55 and at least ten years of continuous service with the Company.
Under the RSU and PRSU award agreements (other than with respect to Mr. Hockey’s awards), “cause” generally means:
•	failure to substantially perform the executive’s duties as an employee, other than due to illness, injury or disability;

•	willfully engaging in conduct which is materially injurious to the Company;

•	misconduct involving serious moral turpitude, or any conviction of, or plea of no contest to, a criminal offense arising out of a breach of trust, embezzlement or fraud committed against the Company by the executive in the course of his employment with the Company;

•	any violation of the non-solicitation or non-competition covenants under the award agreement;

•	or any other action that might be considered gross misconduct under the Company’s applicable associate handbook.

Under Mr. Hockey’s RSU, PRSU and option award agreements, “cause” and “good reason” generally have the same meaning as provided in Mr. Hockey’s employment agreement.
Company Severance Practices
In addition, in accordance with the Company’s executive compensation practices, unless otherwise specified in an employment agreement, NEOs will generally receive the following severance benefits upon any termination by the Company without cause including following a change in control: (a) four weeks of base salary for each completed year of service (or minimum of 12 weeks), up to a maximum of 104 weeks, (b) four weeks of annual cash incentive for each completed year of service, up to a maximum of 104 weeks, calculated based on target performance, (c) continued Company-paid employer portion of premium costs for medical and dental coverage for a period equal to one month for each completed year of service (or minimum of six months), up to a maximum of 18 months, and (d) eligibility to receive the cash portion of annual incentive, based on actual performance and prorated for the period of the fiscal year that the NEO remained employed. These severance benefits are subject to a release of claims in favor of the Company, and non-competition
and
non-solicitation
obligations for a period typically lasting 24 months following termination of employment.
Employment Agreements of Named Executive Officers
President and CEO — Tim Hockey
On November 9, 2015, Mr. Hockey entered into an employment agreement under which he became the Company’s president effective January 2, 2016, and CEO effective October 1, 2016. On July 22, 2019, Mr. Hockey entered into a transition agreement with the Company that modified certain terms of his employment with the Company. Below is a brief summary of certain terms of his employment agreement, as well as the changes specified under his transition agreement.
Severance benefits under his employment agreement and transition agreement are summarized further below under the section titled “Summary Table — Potential Payments Upon Termination or Change in Control.”
Employment Agreement and Transition Agreement

Provision	Summary of Mr. Hockey’s Employment Agreement Terms	Summary of Modifications to Mr. Hockey’s Employment Terms Pursuant to his Transition Agreement
Position	President, effective January 2, 2016 CEO, effective October 1, 2016
If Mr. Hockey’s successor commences employment as President and CEO before February 29, 2020 (referred to as the transition date), Mr. Hockey will transition to the role of senior advisor to the Company

On November 25, 2019, the Company announced Mr. Boyle’s appointment as the interim President and CEO and Mr. Hockey’s transition to his role as senior advisor

Term	Initial term of five years commencing January 2, 2016 • Annual re-appointment as CEO by the approval of at least two-thirds of the board of directors during the initial term or renewal thereof
Effective as of July 22, 2019, Mr. Hockey’s transition agreement provides that his employment would end no later than the transition date

With the appointment of Mr. Boyle as interim president and CEO, Mr. Hockey stepped down from his role as president and CEO, and transitioned to a senior advisor role as described above

Provision	Summary of Mr. Hockey’s Employment Agreement Terms	Summary of Modifications to Mr. Hockey’s Employment Terms Pursuant to his Transition Agreement

•
Automatic renewal for additional terms of
 one-year
 each after the initial term

•
Written notice of
 non-renewal
 may be provided by the Company or Mr. Hockey at least six months before expiration

•
Written notice of voluntary retirement by Mr. Hockey at least six months before his resignation

Base Salary	$750,000 per year, and increased by the Compensation Committee to $1,000,000 beginning with fiscal year 2017	$1,000,000 per year during his employment through the transition date

Annual Cash Incentive	Participation in MIP with initial annual cash incentive target of $1,575,000 for fiscal year 2016. Annual cash incentive target of $2,250,000 for fiscal year 2019
Annual cash incentive for fiscal year 2019 payable in the normal course in November 2019, with the amounts determined based on actual performance against the pre-established
goals (with the individual component of the goals deemed achieved at 100% of target levels)

Additional Payments		A lump sum transition payment of $3,540,000 as compensation for fiscal year 2020

Equity Compensation
Participation in LTIP

•
Equity component of annual incentive award under the MIP with a target of $3,675,000 for fiscal year 2016, and increased by the Compensation Committee to $4,025,000 beginning with fiscal year 2017

•
RSU award covering 158,533 shares granted on January 21, 2016, and scheduled to vest in full on January 21, 2021, subject to continued service with the Company through such date

•
Stock option award covering 503,247 shares granted on January 21, 2016, and scheduled to vest in four equal installments on January 21, 2017, 2018, 2019 and 2020, subject to continued employment with the Company or service as a member of the board of directors through the applicable dates

Mr. Hockey would be entitled to receive a PRSU award with the target number of shares of Company common stock subject to the award determined based on actual performance of the applicable goals under the fiscal year 2019 MIP, but with the individual component of the goals deemed achieved at 100% of target levels

On December 5, 2019, Mr. Hockey was granted an RSU award covering 121,512 shares in lieu of the PRSU award

Air Travel	Mr. Hockey is entitled to fly on private aircraft when traveling on Company-related business at the expense of the Company

Car Service
Mr. Hockey is entitled to Company-paid car service transportation to and from work, and when traveling by ground transportation on Company-related business or to the extent important for security purposes

Taxes	Tax preparation services paid by the Company in years where Mr. Hockey’s employment income is recognized in both Canada and the United States	The Company will reimburse Mr. Hockey for tax preparation services for his 2019 and 2020 tax years

Provision	Summary of Mr. Hockey’s Employment Agreement Terms	Summary of Modifications to Mr. Hockey’s Employment Terms Pursuant to his Transition Agreement

If benefits provided to Mr. Hockey constitute “parachute payments” within the meaning of Section 280G of the Code and are subject to the excise tax imposed by Section 4999 of the Code, then severance benefits may be paid in a lesser amount that would result in no portion being subject to the excise tax, if such reduction would result in the receipt, on an after-tax basis, of a greater amount of severance benefits

Legal Fees		The Company will reimburse Mr. Hockey for legal fees incurred by him relating to his separation and transition matters, up to a maximum of $75,000

Conditions to Receipt of Termination Payments and Benefits
As a condition to Mr. Hockey receiving severance payments, he is required to enter into a release of claims and is required to abide by non-competition, non-solicitation and (except in the case of voluntary retirement after five years of becoming the Company’s CEO) mutual non-disparagement covenants and share ownership requirements.

The non-competition, non-solicitation and non-disparagement covenants and the share ownership requirements cover a period of two years from the date of termination

In connection with a termination of his employment due to the transition, the release of claims that Mr. Hockey would be required to enter into as a condition of receiving severance payments will be a mutual release of claims with the Company, his non-solicitation obligations with respect to Company employees and customers will extend through July 22, 2021 (rather than for a period of two years from the date of termination), and the non-disparagement obligations will be mutual and will apply for an indefinite period

Certain Definitions Under Mr. Hockey’s Employment Agreement
“Good reason” generally means Mr. Hockey’s resignation within 30 days following the expiration of any Company cure period following the occurrence of one or more of the following, without Mr. Hockey’s written consent:
•	a significant reduction of Mr. Hockey’s duties, position, or responsibilities, relative to his duties, position, or responsibilities in effect immediately prior to such reduction;

•	a material reduction in the kind or level of employee benefits to which Mr. Hockey is entitled immediately prior to such reduction with the result that his overall benefits package is significantly reduced, other than a one-time
reduction that also is applied to substantially all other executive officers of the Company and that reduces the level of employee benefits by a percentage reduction of 10% or less;

•	a reduction in Mr. Hockey’s base salary or annual MIP incentive award as in effect immediately prior to such reduction, other than a one-time
reduction that also is applied to substantially all other executive officers of the Company and which one-time
reduction reduces any of the base salary, target annual incentive, or annual award by a percentage reduction of 10% or less in the aggregate;

•	a material change in the geographic location of Mr. Hockey’s primary office location, other than to a facility or location less than 25 miles from his primary office location;

•	the failure of the Company to obtain the assumption of his employment agreement by a successor; and

•	absent cause, the board of directors’ failure to re-appoint Mr. Hockey as CEO on an annual basis.

In order to resign for “good reason,” Mr. Hockey is required to deliver written notice to the Company within 90 days of the event constituting good reason and provide the Company with a reasonable cure period of at least 30 days and not more than 90 days following the date of written notice.
“Cause” generally means the occurrence of any of the following:
•	conviction of, or plea of nolo contendere to, a felony that the board of directors reasonably believes has had or will have a material detrimental effect to the Company’s reputation or business;

•	any act of personal dishonesty by Mr. Hockey in connection with his responsibilities as an employee of the Company with the intention or reasonable expectation that such action may result in his substantial personal enrichment;

•	a breach of any fiduciary duty owed to the Company that has a material detrimental effect on the Company’s reputation or business;

•	willful, substantial and continuing failure to perform the reasonable duties of Mr. Hockey’s position for a period of at least 30 days following written notice from the board of directors which describes the basis for the board of directors’ belief that he has not substantially performed his reasonable duties for reasons other than illness or incapacity;

•	being found liable in any SEC or other civil or criminal securities law action or entering any cease and desist order with respect to such action (regardless of whether or not he admits or denies liability); willful misconduct, gross negligence, fraud or embezzlement, in each case that results in substantial, material harm to the Company;

•	(1) obstructing or impeding, (2) endeavoring to influence, obstruct or impede, or (3) failing to materially cooperate with, any investigation authorized by the board of directors or any governmental or self-regulatory entity; however, failure to waive attorney-client privilege relating to communications with Mr. Hockey’s own attorney in connection with any such investigation will not constitute cause; and

•	disqualification or bar by any governmental or self-regulatory authority from serving in the capacity contemplated by his employment agreement or his loss of any governmental or self-regulatory license that is reasonably necessary for him to perform his responsibilities to the Company if (1) the disqualification, bar or loss continues for more than 30 days and (2) during that period the Company uses its good faith efforts to cause the disqualification or bar to be lifted or the license replaced.

“Change in control” generally has the same meaning as provided under the LTIP.
Executive Vice President, Chief Financial Officer— Stephen J. Boyle
On March 25, 2015, Mr. Boyle entered into a term sheet agreement to become the Company’s executive vice president, finance effective July 1, 2015, and CFO effective October 1, 2015. Below is a brief summary of certain terms of his agreement. On November 25, 2019, the Company announced Mr. Boyle’s appointment as the interim president and CEO. As of the date of this Amendment No. 1, the compensation arrangements for Mr. Boyle in his role as interim president and CEO have not yet been finalized. Severance benefits under Mr. Boyle’s term sheet agreement are summarized further below under the section titled “Summary Table — Potential Payments Upon Termination or Change in Control.”
Term Sheet

Provision	Summary

Position	Executive Vice President, Finance, effective July 1, 2015 Executive Vice President, CFO, effective October 1, 2015 Interim President and CEO, effective November 20, 2019

Base Salary	Initially $400,000 per year; fiscal year 2019 salary of $500,000 per year

Annual Cash Incentive	Participation in MIP with annual cash incentive target of $675,000 initially; fiscal year 2019 annual cash incentive target of $1,000,000

Equity Compensation
Participation in LTIP

•
RSU award covering 79,767 shares granted July 8, 2015, and scheduled to vest in full on July 8, 2018, subject to continued employment with the Company through such date

•
Equity component of annual incentive award under the MIP with a target of $675,000 initially; fiscal year 2019 equity component of annual incentive award under the MIP with a target of $1,000,000

Housing Allowance	Company-paid monthly housing allowance for one-bedroom work apartment and reimbursement for related taxes for the benefit

Conditions to Receipt of Termination Payments and Benefits
As a condition to Mr. Boyle receiving severance payments, he is required to enter into a release of claims and is required to abide by non-competition
 and
 non-solicitation
 covenants for a period of two years from the date of termination

Certain Definitions Under Mr. Boyle’s Term Sheet
“Cause” generally means the occurrence of any of the following:
•	the failure by Mr. Boyle to substantially perform his duties, other than due to illness, injury or disability, which failure continues for ten days following receipt of notice from the Company specifying such failure;

•	the willful engaging by Mr. Boyle in conduct which is materially injurious to the Company, monetarily or otherwise;

•	misconduct involving serious moral turpitude to the extent that in the reasonable judgment of the Company, Mr. Boyle’s credibility or reputation no longer conforms to the standard of the Company’s executives; or

•	Mr. Boyle’s breach of any restrictive covenants to which he is subject.

“Change in control” generally means the occurrence of any of the following:
•	The date any person (or more than one person acting as a group) acquires ownership of Company common stock that, together with common stock held by such person (or group), constitutes more than 50% of the total fair market value or voting power of Company common stock, but other than circumstances in which: additional common stock is acquired by any one person (or more than one person acting as a group) considered to own more than 50% of the total fair market value or voting power of Company common stock; or

•	The date that the board of directors determines that any person (or more than one person acting as a group, but other than any person or group considered to effectively control the Company) acquires or has acquired during a
12-month
period 50% or more of the total voting power of Company common stock, or a majority of members of the board of directors is replaced over a
12-month
period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors before the appointment or election; or

•	The date that any person (or more than one person acting as a group) acquires or has acquired during a
12-month
period assets from the Company that have a total gross fair market value of at least 50% of the total fair market value of all Company assets, but other than a transfer: (i) to an entity controlled by the Company’s stockholders immediately after the transfer; or (ii) of assets to a Company stockholder in exchange for or with respect to Company common stock, or to an entity, at least 50% of the total value or voting power of which is owned by the Company, or to a person (or more than one person acting as a group) that owns at least 50% of the total value or voting power of all outstanding Company common stock, or to an entity owned by such person (referenced in the immediately preceding clause) as to at least 50% of its total value or voting power.

The pending acquisition by Schwab will, if consummated, constitute a change in control. However, the acquisition by TD Bank Group of Company common stock or substantially all of the Company’s assets will not be considered a change in control.
President, Retail Distribution — Peter J. deSilva
Mr. deSilva entered into a term sheet, effective September 18, 2017, to become the Company’s President, Retail Distribution. Below is a brief summary of certain terms of his agreement. Severance benefits under his term sheet are summarized further below under the section titled “Summary Table —Potential Payments Upon Termination or Change in Control.”

Term Sheet

Provision	Summary

Position	President, Retail Distribution

Base Salary	$650,000

Annual Cash Incentive	Participation in MIP with annual cash incentive target of $1,000,000 initially; fiscal year 2019 annual cash incentive target of $1,075,000

Equity Compensation
Participation in LTIP

•
RSU award covering 11,434 shares granted September 20, 2017, scheduled to vest on September 20, 2020, and RSU award covering 11,434 shares granted September 20, 2017, scheduled to vest on September 20, 2022, in each case subject to continued employment with the Company through such date

•
Equity component of annual incentive award under the MIP with a target of $1,000,000 initially; fiscal year 2019 equity component of annual incentive award under the MIP with a target of $1,075,000

Conditions to Receipt of Termination Payments and Benefits
As a condition to Mr. deSilva receiving severance payments, he is required to enter into a separation and release of claims agreement and is required to abide by non-competition
 and
 non-solicitation
 covenants for a period of two years from the date of termination

Certain Definitions Under Mr. deSilva’s Term Sheet
“Cause” generally means the occurrence of any of the following:
•	the failure by Mr. deSilva to substantially perform his duties, other than due to illness, injury or disability, which failure continues for ten days following receipt of notice from the Company specifying such failure;

•	the willful engaging by Mr. deSilva in conduct which is materially injurious to the Company, monetarily or otherwise;

•	misconduct to the extent that in the reasonable judgment of the Company, Mr. deSilva’s credibility or reputation no longer conforms to the standard appropriate for the Company’s executives; or

•	Mr. deSilva’s breach of any restrictive covenants to which he is subject.

“Change in control” generally has the same meaning as provided under the LTIP.
SAR Award Agreement
Mr. deSilva entered into a SAR award agreement dated January 1, 2016, with Scottrade (before our acquisition of Scottrade). The SAR award agreement provided that, for each of calendar years 2016 and 2017, Mr. deSilva would become eligible to receive a cash bonus determined based on Scottrade’s consolidated pre-tax
earnings. Cash bonus amounts are paid in three, equal, annual installments, with the first installment paid on the last day of the applicable year of performance, in each case subject to Mr. deSilva’s continued employment through the end of the applicable year. In the event of a termination of Mr. deSilva’s employment as a result of his death or disability, or termination by Scottrade or any of its affiliates (including the Company) without cause, any cash bonuses that have not yet vested under the SAR award based on Mr. deSilva’s continued employment, will accelerate vesting in full and become payable to him. During fiscal year 2019, Mr. deSilva became eligible to receive, and was paid, an amount equal to $724,938.
Pending Acquisition of the Company by Schwab
The pending acquisition by Schwab, if consummated, will constitute a change in control under the terms of the LTIP, Mr. Hockey’s employment agreement, and the terms sheets of Messrs. Boyle and deSilva. In accordance with the applicable SEC rules, the disclosures below under “Summary Table—Potential Payments Upon Termination or Change in Control” are not based on the terms of the merger agreement with Schwab. As provided in further detail in the merger agreement, in connection with the merger, each outstanding and unexercised option held by our NEOs will be assumed by Schwab and become an option to purchase shares of voting common stock of Schwab (“Schwab common stock”), on the same terms and conditions as applied to the option immediately before the completion of the merger, except that the number of shares of Schwab common stock subject to such option and the per-share
exercise price will be appropriately adjusted in a manner intended to reflect the merger. Each outstanding RSU award held by our NEOs will be assumed by Schwab and become a restricted stock unit award covering shares of Schwab common stock, on the same terms and conditions as applied to the award immediately before the completion of the merger, except that the number of shares of Schwab common stock subject to such award will be appropriately adjusted in a manner intended to reflect the merger. Each outstanding PRSU award held by our NEOs will be converted into a restricted stock unit award covering Schwab common stock, with the number of shares of Company common stock earned to be determined based on the greater of (x) the actual level of achievement of the applicable performance goals as determined by the Compensation Committee prior to the completion of the merger using the information available as of the latest practicable date before the completion of the merger and (y) the target level, but with the number of shares of Schwab common stock subject to such award appropriately adjusted in a manner intended to reflect the merger. In addition, on December 20, 2019, the vesting of Mr. Boyle’s RSU award granted to him on December 5, 2019, was accelerated in full in order to mitigate the adverse tax consequences applicable under Sections 280G and 4999 of the Code to Mr. Boyle’s change in control related payments and benefits in connection with the anticipated acquisition of the Company by Schwab.
Summary Table—Potential Payments Upon Termination or Change in Control
The following table summarizes potential payments upon termination or change in control for the NEOs who were serving as executive officers as of September 30, 2019. Each of the NEOs will be entitled to receive change in control benefits only if his employment is terminated in connection with or following a change in control. “Cause” and “good reason,” where applicable, are defined above in the summary of employment agreement for Mr. Hockey and term sheets for Messrs. Boyle and deSilva and any applicable award agreements. Except as specifically indicated in the footnotes to the table below, we used the following assumptions in calculating the amounts included in the table and discussion below:
•	As required by SEC rules, we assume the triggering event causing the payment occurred on September 30, 2019, the last business day of our last completed fiscal year, and the price per share of the common stock of the Company was $46.70, the closing market price on that date.

•	We treat all amounts of base salary and annual cash incentive that were earned and accrued, including unused vacation, as of the date of the triggering event as paid immediately prior to the triggering event.

These payments and benefits are payable by the Company (or its successor as applicable, in the case of any payments and benefits occurring after a change in control).

Name	Event of Termination	Salary, Bonus and Cash Severance (6) ($)	Option Awards ($)	RSU Awards (7) ($)		PRSU Awards (9) ($)		Other Benefits and Perquisites ($)		Total ($)
Tim Hockey (1) (2)	Termination without cause or resignation for good reason (including following a change in control), or continued employment through February 29, 2020 (4)	10,567,850	2,346,459	13,643,452		15,228,310		24,997		41,821,067
	Death or disability (5)	7,027,850	2,346,459	13,643,452		15,228,310		24,997		38,281,067

Stephen J. Boyle (2)	Termination without cause (including following a change in control), retirement	2,538,462	—	1,134,997		2,884,939		12,996	(10)	6,571,394

	Death or disability	—	—	1,134,997		2,884,939		—		4,019,936
Peter J. deSilva (3)	Termination without cause within 24 months after a change in control	2,148,548	—	2,330,003		1,354,907		8,703		5,842,161
	Termination without cause	2,148,548	—	592,016	(8)	12,469	(8)	8,703		2,761,736

	Resignation for good reason within 12 month after a change in control	1,725,000	—	2,330,003		1,354,907		8,703		5,418,614
	Resignation for good reason	1,725,000	—	592,016	(8)	12,469	(8)	8,703		2,338,188

	Death or disability	423,548	—	2,330,003		1,354,907		—		4,108,458

Thomas A. Nally	Termination without cause within 24 months after a change in control	3,317,308	—	1,220,131		4,018,582		13,411	(11)	8,569,432

	Termination without cause	3,317,308	—	—		1,261,974	(8)	13,411	(11)	4,592,693

	Death or disability	—	—	1,220,131		4,018,582		—		5,238,713

Steven M. Quirk (2)	Termination without cause, retirement	1,430,769	—	1,191,737		2,901,518		18,336	(11)	5,542,360

	Death or disability	—	—	1,191,737		2,901,518		—		4,093,255

(1)	Under Mr. Hockey’s employment agreement, Mr. Hockey will receive a lump sum cash payment equal to (a) 24 months of his base salary and (b) 24 months of his average annual cash incentive payments for the prior two years, vesting acceleration with respect to all time-based RSUs, and continue vesting in any options, PRSUs (based on actual performance), and other RSUs without regard to continued service requirements. Further, his options will remain outstanding for the remainder of its term. The amount under Other Benefits and Perquisites for Mr. Hockey includes the estimated employer portion of premium costs for the continuation of medical and dental coverage under COBRA for a period of two years after the termination date that he would receive under his employment agreement, the estimated amount of reimbursements for tax preparation services for his tax years 2019 and 2020, and reimbursement for legal fees incurred by Mr. Hockey relating to his separation and transition matters, up to a maximum of $75,000.

(2)	As of September 30, 2019, of the NEOs, only Messrs. Boyle and Quirk were eligible for retirement with respect to the retirement-related vesting benefits under the RSU and PRSU award agreements. Under Mr. Hockey’s employment agreement, if Mr. Hockey had resigned due to his voluntary retirement after the five-year anniversary of his becoming the Company’s CEO, then he would have received continued vesting of his options and PRSUs without regard to any continued service requirement, and his options would have remained exercisable for the remaining portion of its original term. Mr. Hockey had not yet met the requirements for having remained the Company’s CEO for such period during fiscal year 2019.

(3)	Under Mr. deSilva’s term sheet, Mr. deSilva will receive continued payments of base salary for 12 months and a lump sum cash bonus payment of $1,075,000 (which is the cash portion of his annual incentive at target). Mr. deSilva’s SAR award agreement provides that in the event of Mr. deSilva’s death or disability, or a termination of his employment without cause, any cash bonus amount that has accrued under the SAR award (but for which the continued employment requirement has not yet been satisfied) will become payable to him in full.

(4)	Under Mr. Hockey’s transition agreement, Mr. Hockey would receive a cash payment of $3,540,000, payable in 2020, and a PRSU award with the target number of shares of Company common stock subject to the award determined based on actual performance of the applicable goals under the fiscal year 2019 MIP but with the individual component of the goals deemed achieved at 100% of target levels. Mr. Hockey’s actual award granted on December 5, 2019, was granted in the form of RSUs and covers 121,512 shares of Company common stock.

(5)	During the period of his transition services under his transition agreement and so long as his employment does not terminate for cause or due to his death or disability, and he did not resign without good reason, Mr. Hockey would receive his annual cash incentive for fiscal year 2019, payable in the normal course based on actual performance under the fiscal year 2019 MIP but with the individual component of the goals deemed achieved at 100% of target levels. Pursuant to Mr. Hockey’s employment agreement, had his employment terminated due to death or disability, Mr. Hockey would have received a prorated portion (if any) of his cash incentive based on actual performance, for the year of termination of employment. Mr. Hockey’s actual cash incentive earned for the full fiscal year 2019 was $2,377,800.

(6)	Other than with respect to Messrs. Hockey and deSilva, the amounts represent the cash severance payments under Messrs. Boyle’s term sheet agreement or minimum cash severance payments with respect to the other NEOs under the Company’s executive compensation practices, in each case consisting of (a) four weeks of base salary for each completed year of service up to a maximum of 104 weeks and (b) four weeks of annual cash incentive for each completed year of service calculated based on target performance up to a maximum of 104 weeks. The Company’s executive compensation practices also provide for prorated payment of the cash portion of the NEO’s annual incentive based on actual performance. The actual cash incentive earned for the full fiscal year 2019 by each of Messrs. Nally and Quirk was $1,192,928 and $1,165,185, respectively.

(7)	RSU awards accelerate vesting as described further above except, with respect to Mr. Hockey, as specified in his employment agreement (as described in the footnote above), or with respect to Mr. Boyle, as specified in his term sheet agreement. Mr. Boyle’s term sheet agreement contemplates that RSU awards will vest: (i) upon a termination by the Company without cause, as to a prorated portion based on the number of full,
12-month
periods of service completed during the vesting period, or (ii) upon a termination within 12 months after a change in control, in full. However, Mr. Boyle is eligible for retirement under the applicable RSU award agreements. Accordingly, upon any termination by the Company without cause, his RSU awards will vest in full. Mr. Quirk also is eligible for retirement under the applicable RSU award agreements. Accordingly, upon any termination by the Company without cause, his RSU awards will vest in full.

(8)	Vesting occurs on a prorated basis, as described further above.

(9)	Amounts represent PRSU awards at target levels. Amounts include the PRSU awards granted to NEOs on November 22, 2016, November 29, 2017, and December 5, 2018. Under the terms and conditions of the applicable PRSU award agreements, PRSU awards are treated as described further above. To the extent PRSUs remain outstanding and eligible to vest based on actual performance after the termination of the NEO’s employment, the amounts shown assume actual performance satisfies the applicable performance criteria at target. However, any vesting based on actual performance may range from 80% to 120% of target, depending on the extent of achievement of the applicable performance criteria.

(10)	Under Mr. Boyle’s term sheet agreement, this represents the estimated employer portion of premium costs for the continuation of medical, vision and dental coverage under COBRA for a period of 12 months after employment termination.

(11)	The amounts represent the estimated employer portion of premium costs for the continuation of medical, vision and dental coverage under COBRA for each of Messrs. Nally and Quirk, based on the Company’s executive compensation practices providing for this benefit over a period equal to one month for each completed year of service, with a minimum of 6 months and a maximum of 18 months. As of September 30, 2019, Messrs. Nally and Quirk had completed 25 and 12 years of service, respectively.

CEO Pay Ratio
In accordance with Item 402(u) of Regulation
S-K
under the Securities Act of 1933, as amended, we are providing the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee.

The annual total compensation of our median employee, excluding our CEO, for our fiscal year 2019 was $83,718.

The annual total compensation of our CEO for our fiscal year 2019 was $9,772,730.

The ratio of the annual total compensation of our CEO to that of our median employee for our fiscal year 2019 was estimated to be 116.7 to 1.

The median employee generally is the employee whose annual total compensation is at the midpoint of our employees, ranked in order of their compensation amounts. We used
W-2
compensation as the compensation measure for determining our median employee, as permitted by the SEC rules. We reviewed the
W-2
compensation information for the approximately 9,400 individuals who, for purposes of this disclosure, as of September 30, 2019, the last day of our fiscal year 2019, were employed by us and were located in the U.S., excluding our CEO.
We excluded all of our approximately 21 employees who are located outside of the U.S., including approximately 8 employees in Hong Kong, 1 employee in India and 12 employees in Singapore. Our
non-U.S.
employees constituted less than 5% of our estimated total of 9,421 employees as of September 30, 2019.
Based on
W-2
compensation information, we identified a small subset of employees whose compensation was closest to or constituted the median
W-2
compensation amount. We then calculated the fiscal year 2019 annual total compensation of each employee in the subset in a manner consistent with the SEC rules for determining the compensation of our NEOs disclosed in the Summary Compensation Table. The employee whose annual total compensation was at the median of the subset was selected as the median employee whose annual total compensation was compared to the annual total compensation of our CEO for purposes of the ratio set forth above. We did not make any cost of living adjustments.
Director Compensation
The following table summarizes
non-employee
director compensation for calendar year 2019 under the terms of the TD Ameritrade Holding Corporation 2006 Directors Incentive Plan:

Non-employee Director Compensation	Amount (1)
Chairman of the Board Annual Retainer
• Cash Retainer	$200,000
• Equity Retainer	$200,000 in RSUs
Annual Retainers (1)
• Cash Retainer	$80,000
• Equity Retainer (2)	$145,000 in RSUs
Annual Committee Chair Fees (1)	$25,000 for chairs of Audit and Risk Committees $15,000 for chairs of Governance, Compensation, and OID Committees
Annual Committee Member Fees (1)(3)	$10,000 for Audit and Risk Committees $5,000 for Governance, Compensation, and OID Committees

(1)	Excludes Chairman of the Board.

(2)	Increased from $130,000 for calendar year 2018 to $145,000 for calendar year 2019.

(3)	Excludes Committee Chairs.

As part of its annual review of director compensation, the Corporate Governance Committee requested that Semler Brossy conduct an independent review of the Company’s non-employee
 director compensation program in early fiscal 2019. Semler Brossy conducted an in-depth
 assessment of each element of compensation and of the compensation program structure in comparison to the companies in the fiscal year 2018 peer group used for executive compensation purposes. Semler Brossy’s review found that the cash compensation paid to our non-employee
 directors was consistent generally with the median paid in our peer group, but the amount of our equity retainer was below the fiscal year 2018 peer group median. The amount of equity retainer had not been increased since 2010. Following the recommendation of the Corporate Governance Committee, on November 16, 2018, the board of directors approved a $15,000 increase in the annual equity retainer for our non-employee
 directors (other than the chairman), from $130,000 to $145,000. This increase resulted in bringing the annual equity retainer to approximately the peer group median.

Non-employee
directors may also receive, at the discretion of the Corporate Governance Committee and approved by the board of directors, payment of additional non-employee
director compensation when special circumstances warrant. In 2019, Ms. Hailey received $120,000, Mr. Mitchell received $120,000 and Mr. Tessler received $160,000 in consideration for their work as members (and in the case of Mr. Tessler, as Chairman) of the Strategic Development Committee in connection with the pending acquisition by Schwab.
2006 Directors Incentive Plan
The 2006 Directors Incentive Plan is designed to:
•	fairly compensate non-employee directors for work required of a company the size and complexity of TD Ameritrade and

•	align directors’ interests with the long-term interests of stockholders.

The annual cash retainer, the committee chair and membership fees are paid in advance at the beginning of each calendar year.
Under the 2006 Directors Incentive Plan, any
non-employee
director is permitted to defer any or all of the cash or equity award. Investment earnings on amounts deferred in the form of stock units are based on the fluctuations in the underlying common stock of the Company. Deferred cash awards earn interest at the prime rate as reported by The Wall Street Journal.
The number of RSUs under the annual equity grant is calculated by using the average of the high and low price of the Company’s common stock for the 20 trading days prior to the grant date. RSU awards vest completely on the first anniversary of the grant date and are settled by issuing one share of Company common stock for each RSU granted. RSUs do not have any voting rights. RSUs receive the benefit of any dividends on common stock of the Company in the form of additional DEUs that are subject to the same vesting schedule as the original RSUs on which the dividends are paid. In the event of the death or disability of a non-employee
director or a change in control of the Company, the RSUs will vest and be settled in common stock of the Company.
Non-employee
directors are reimbursed for reasonable expenses incurred in connection with attending meetings of the board of directors. The Company also indemnifies and provides liability insurance for its directors and officers.
Chairman Compensation
For calendar year 2019, Mr. Moglia was compensated pursuant to a non-employee
chairman term sheet. Under the term sheet, Mr. Moglia earns a total annual retainer of $400,000. The term sheet also provides for administrative support equivalent to that provided to a senior executive, including secretarial assistance, office, and certain other equipment. Mr. Moglia’s 2019 annual retainer was paid 50% in cash and 50% in the form of RSUs. For the provisions of the non-employee
chairman term sheet, see Exhibit 10.2 of the Company’s Annual Report on Form
10-K
filed with the SEC on November 18, 2011.
As part of the annual review of director compensation, the Corporate Governance Committee asked Semler Brossy, the Compensation Committee’s independent compensation consultant, to review Mr. Moglia’s compensation in his role as chairman. Semler Brossy’s review found that Mr. Moglia’s compensation was consistent generally with the median compensation for non-executive
chairman within our fiscal year 2019 peer group. (For more information on our peer group, refer to “Compensation Discussion and Analysis – Executive Summary.”) The Corporate Governance Committee considered the data provided by Semler Brossy, as well as Mr. Moglia’s responsibilities as chairman of the board of directors (including serving as a liaison between the board and senior management and conducting annual board interviews as part of the annual board evaluation process) and his unique insight and experience as our former chief executive officer. In light of this review, the Corporate Governance Committee continues to believe that the annual retainer amount is appropriate and made no changes to the calendar year 2020 retainer amount.
Director Compensation Table for Fiscal Year 2019
The table below provides information on compensation for
non-employee
directors who served during fiscal year 2019. Compensation information for Mr. Hockey, who was a NEO and served as an employee director of the Company during fiscal year 2019, is disclosed in the Summary Compensation Table under “Executive Compensation and Related Information.”

Name	Fees Earned or Paid in Cash (1) ($)		Stock Awards (3)(4) ($)	Nonqualified Deferred Compensation Earnings (5) ($)	All Other Compensation (6) ($)	Total ($)
Lorenzo A. Bettino	115,000		146,375	—	—	261,735
V. Ann Hailey	180,000		146,735	—	—	326,735
Brian M. Levitt	85,000		146,735	—	—	231,735
Karen E. Maidment	115,000		146,735	2,456	—	264,192
Bharat B. Masrani	—		—	—	—
Irene R. Miller	100,000		146,735	—	—	246,735
Mark L. Mitchell	200,000		146,735	17,569	—	364,304
Joseph H. Moglia	250,000	(2)	202,396	—	16,058	468,454	(2)
Wilbur J. Prezzano	100,000		146,735	—	—	246,735
Todd M. Ricketts	110,000		146,735	—	—	256,735
Allan R. Tessler	205,000		146,735	—	—	351,735

(1)	The amounts in this column represent, other than with respect to Messrs. Bettino and Ricketts, amounts paid in cash for retainers and fees for services provided by our non-employee
directors for fiscal year 2019 (consisting of the amount of the retainers and fees corresponding to the applicable portions of calendar years 2018 and 2019 that comprised fiscal year 2019). For Mr. Bettino, the amount in this column represents the dollar amount of retainers and fees earned for services provided in fiscal year 2019 that were deferred in the form of 2,042 deferred stock units. For Mr. Ricketts, the amount in this column represents the dollar amount of retainers and fees earned for services provided in fiscal year 2019 that Mr. Ricketts elected to receive in the form of cash and 1,457 shares of Company common stock. For each of Ms. Hailey, Mr. Mitchell and Mr. Tessler, the amounts in this column include fees paid during fiscal 2019 in the amount of $60,000, $60,000, and $80,000, respectively, and one quarter of the fees paid in December 2019 in the amount of $15,000, $15,000 and $20,000, respectively, in consideration for his or her work during fiscal 2019 in connection with the pending acquisition by Schwab. Mr. Masrani, an employee of TD, elected during fiscal year 2019 not to receive compensation for services provided as a non-employee
director both in fiscal year 2019, and generally on an ongoing basis.

(2)	The combined value of Mr. Moglia’s cash and equity compensation remained unchanged from calendar year 2018 to calendar year 2019. His annual cash compensation for fiscal year 2019 reflects the applicable portions of Mr. Moglia’s calendar years 2018 and 2019 annual cash retainers allocated to services he provided as a director during fiscal year 2019. For calendar year 2019, Mr. Moglia was paid such compensation 50% as an annual cash retainer of $200,000 and 50% as an equity award. For calendar year 2018, Mr. Moglia did not receive any equity awards for his services. Instead, the value of any equity awards he otherwise would have received for such calendar year 2018 services were paid entirely in cash. As a result, his annual cash retainer for calendar year 2018 was $400,000 and his equity compensation was $0. The amount shown in the table above being greater than $200,000 is attributable to the additional amount that he received for calendar year 2018 as cash compensation for the forgone equity compensation.

(3)	The following table summarizes, as of September 30, 2019, the aggregate number of outstanding deferred stock units and RSUs, including DEUs associated with the outstanding deferred stock units and RSU awards, held by the individuals who served as our non-employee
directors during fiscal year 2019. Outstanding stock-based awards for Mr. Hockey, who is a NEO and served as an employee director of the Company during fiscal 2019, are summarized in the Outstanding Equity Awards at September 30, 2019, table under “Executive Compensation and Related Information.”

Name	Deferred Stock Unit Awards (#)	Restricted Stock Unit Awards (#)
Lorenzo A. Bettino	6,599	2,634
V. Ann Hailey	8,302	2,634
Brian M. Levitt	9,153	2,634
Karen E. Maidment	65,384	2,634
Bharat B. Masrani	—	—
Irene R. Miller	—	2,634
Mark L. Mitchell	28,806	2,634
Joseph H. Moglia	—	3,634
Wilbur J. Prezzano	50,004	2,634
Todd M. Ricketts	—	2,634
Allan R. Tessler	—	2,634

(4)	The amounts in this column represent the aggregate grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718,
Compensation — Stock Compensation
, for RSUs granted to the
non-employee
directors during fiscal year 2019. In fiscal year 2019, the RSUs granted as 2019 annual equity grants on February 20, 2019, as noted in the main table above, had a grant date fair value of $146,735.

(5)	The amounts in this column represent above market interest calculated under SEC rules as the interest credited under the plan to the director minus the interest that would have been credited using 120% of the long-term, quarterly applicable federal rate as prescribed under Internal Revenue Code Section 1274(d) for the month in which the applicable interest under the plan was determined.

(6)	The amount in this column represents reimbursement for post-retirement medical coverage. In connection with Mr. Moglia’s transition to chairman of our board of directors from CEO in 2008, Mr. Moglia became eligible, pursuant to his employment agreement then in effect, to receive post-retirement medical coverage for him, his spouse and any eligible dependents for his life (and his spouse’s life if she survives him), with the coverage secondary to his Medicare benefits. To receive this benefit, Mr. Moglia agreed to a release of claims in favor of the Company and non-competition,
non-solicitation
and
non-disparagement
obligations for a specified period (which has been satisfied) following employment termination.

The vesting terms of the equity awards described above are subject to acceleration upon the earlier consummation of the pending acquisition by Schwab. As provided in further detail in the merger agreement between the Company and Schwab, each RSU award granted under the 2006 Directors Incentive Plan (together with any related DEUs and deferred stock units) outstanding as of immediately before the completion of the merger will vest, and be cancelled and converted into the right to receive the merger consideration (as defined below) as if such RSU award had been settled in shares of Company common stock immediately before the completion of the merger. For further details, refer to Item 11 — Compensation Discussion and Analysis — Pending Acquisition of the Company by Schwab.
Non-employee
Director Stock Ownership Guidelines
Under the Company’s
non-employee
director stock ownership guidelines,
non-employee
directors receiving compensation are required to own shares of the Company’s common stock with the value described below, no later than the five-year anniversary of becoming a director of the Company. Shares counted toward this calculation include common stock beneficially owned by the director and vested and unvested RSUs. As of September 30, 2019, the last day of our fiscal year 2019, all non-employee
directors with more than five years of service with the Company who are receiving compensation for their services as a director have met this guideline.

Non-Employee Director	Stock Ownership Value ($)	Multiple of 2019 Cash Retainer	Multiple of 2019 Total Retainer
Chairman	$800,000	4.0x	2.0x
Directors	$450,000	5.6x	2.0x

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management
As of January 15, 2020, there were 540,641,190 shares of common stock issued and outstanding. The following table sets forth, as of January 15, 2020, the beneficial ownership of the Company’s common stock by each of the NEOs, by current directors, by each person believed by the Company to beneficially own more than 5% of the Company’s common stock and by all current executive officers and directors of the Company as a group. Shares of common stock subject to options that are exercisable within 60 days of January 15, 2020 are deemed beneficially owned by the person holding such options and are treated as outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. RSUs held by our directors and officers and PRSUs held by our officers are included below, but do not have voting rights until the units vest and the underlying shares are distributed. Deferred stock units held by our directors and officers are included below, but do not have voting rights until the underlying shares are distributed to the holder pursuant to his or her deferral election. The business address of each of the Company’s directors and executive officers is: TD Ameritrade Holding Corporation, 200 South 108th Avenue, Omaha, Nebraska 68154.

Name	Number of Shares of Common Stock	Percent of Shares of Common Stock
Directors and Executive Officers
Joseph H. Moglia, (1) Chairman	113,661	*
Tim Hockey, (2) Senior Advisor (formerly President and CEO)	511,573	*
Stephen J. Boyle, (3) Interim President and CEO, Director (formerly Executive Vice President, CFO)	174,176	*
Peter J. deSilva, (4) Executive Vice President, Retail Distribution	84,307	*
Thomas A. Nally, (5) Executive Vice President, Institutional Services	185,818	*
Steven M. Quirk, (6) Executive Vice President, Trading and Education	101,120	*
Lorenzo A. Bettino, (7) Director	20,575	*
V. Ann Hailey, (8) Director	12,547	*
Brian M. Levitt, (9) Director	16,876	*
Karen E. Maidment, (10) Director	72,118	*
Bharat B. Masrani, Director	—	*
Irene R. Miller, (11) Director	12,173	*
Mark L. Mitchell, (12) Director	59,136	*
Wilbur J. Prezzano, (13) Director	118,852	*
Todd M. Ricketts, (14) Director	462,412	*
Allan R. Tessler, (15) Director	77,664	*
All current Directors and Executive Officers as a group (16) (16 persons)	1,530,213	*
5% Stockholders
The Toronto-Dominion Bank (17) Toronto-Dominion Centre P.O. Box 1 Toronto, Ontario, Canada M5K IA2	234,513,815	43.4%
T. Rowe Price Associates, Inc. (18) P.O. Box 89000 Baltimore, MD 21289	42,819,149	7.9%
J. Joe Ricketts, (19) Founder C/O Hugo Enterprises LLC 1395 S. Platte River Drive Denver, CO 80223	32,686,808	6%

*	Less than 1% of the issued and outstanding shares.

(1)	Consists of 110,000 shares held by Mr. Moglia directly and 3,661 RSUs.

(2)	Consists of 503,247 shares issuable upon the exercise of options exercisable within 60 days of January 15, 2020, 293,452 RSUs and 218,121 PRSUs.

(3)	Consists of 17,127 shares held by Mr. Boyle directly, 115,084 shares held for the benefit of Mr. Boyle in a deferred compensation account under the Company’s Executive Deferred Compensation Program and 41,965 PRSUs.

(4)	Consists of 28,946 shares held by Mr. deSilva directly, 29,234 RSUs and 26,127 PRSUs.

(5)	Consists of 93,050 shares held by Mr. Nally directly, 31,603 RSUs and 61,165 PRSUs.

(6)	Consist of 30,807 shares held by Mr. Quirk directly, 30,995 RSUs and 39,318 PRSUs.

(7)	Consists of 11,272 shares held by Mr. Bettino directly, 2,654 RSUs and 6,649 stock units held in a deferred compensation account for Mr. Bettino.

(8)	Consists of 1,528 shares held by Ms. Hailey directly, 2,654 RSUs and 8,365 stock units held in a deferred compensation account for Ms. Hailey.

(9)	Consists of 5,000 shares held by Mr. Levitt directly, 2,654 RSUs and 9,222 stock units held in a deferred compensation account for Mr. Levitt.

(10)	Consists of 3,582 shares held by Ms. Maidment directly, 2,654 RSUs and 65,882 stock units held in a deferred compensation account for Ms. Maidment.

(11)	Consists of 9,519 shares held by Ms. Miller directly and 2, 654 RSUs.

(12)	Consists of 27,457 shares held by Mr. Mitchell directly, 2,654 RSUs and 29,025 stock units held in a deferred compensation account for Mr. Mitchell.

(13)	Consists of 65,813 shares held by Mr. Prezzano directly, 2,654 RSUs and 50,385 stock units held in a deferred compensation account for Mr. Prezzano.

(14)	Consists of 179,985 shares held by Mr. Todd M. Ricketts directly, 2,654 RSUs, 8,059 shares held by Mr. Ricketts’ spouse and 271,714 shares held in trusts for the benefit of Mr. Ricketts’ spouse and children.

(15)	Consists of 65,010 shares held by Mr. Tessler directly, 2,654 RSUs and 10,000 shares held by International Financial Group, Inc. Mr. Tessler is chairman, chief executive officer and sole stockholder of International Financial Group, Inc.

(16)	Includes 944,588 shares of common stock, 301,013 RSUs and PRSUs and 284,612 stock units held in deferred compensation accounts.

(17)	Based on Schedule 13D/A filed on November 27, 2019 by The Toronto-Dominion Bank, TD Group US Holdings LLC, a wholly-owned subsidiary of The Toronto-Dominion Bank, and TD Luxembourg International Holdings S.à.r.l., a wholly-owned subsidiary of TD Group US Holdings LLC.

(18)	Based on a Form 13G/A filed on January 10, 2020 by T. Rowe Price Associates, Inc. T. Rowe Price Associates, Inc. claimed sole voting authority with respect to 16,125,891 shares and no voting authority with respect to 42,819,149 shares. These securities are owned by various individual and institutional investors, for which T. Rowe Price Associates, Inc. serves as investment advisor with power to direct investments and/or sole voting power to vote the securities. For purposes of the 1934 Act, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities.

(19)	Based on Schedule 13G filed on February 14, 2019 by Mr. J. Joe Ricketts. Does not include 13,873,725 shares held by Mr. Ricketts’ spouse, Marlene M. Ricketts, of which Mr. Ricketts disclaims beneficial ownership.

Change in Control
The proposed acquisition by Schwab will, if consummated, constitute a change in control. On November 24, 2019, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Schwab, a Delaware corporation. Upon the terms and subject to the conditions of the merger agreement, a wholly owned subsidiary of Schwab will merge with and into the Company (the “merger”), with the Company surviving as a wholly owned subsidiary of Schwab. Pursuant to the merger agreement, upon the closing of the merger, each share of Company common stock will be converted into the right to receive 1.0837 shares of Schwab common stock (the “merger consideration”); provided, however, that if the merger consideration issuable to TD Bank and its affiliates, together with any other shares of Schwab common stock then owned by TD Bank and its affiliates, would equal a number of shares of Schwab common stock exceeding 9.9% (or such lower percentage of shares of Schwab common stock as the Federal Reserve Board permits TD Bank to acquire in the merger consistent with a determination that TD Bank does not control Schwab for purposes of the Bank Holding Company Act of 1956, as amended, or the Home Owners’ Loan Act of 1933, as amended) of the issued and outstanding shares of Schwab common stock as of immediately following the closing of the merger, then TD Bank will receive one share of nonvoting common stock of Schwab in lieu of each such excess share of Schwab common stock. The merger agreement, as may be amended from time to time, was filed with the SEC on November 27, 2019, as Exhibit 2.1 to the Company’s Current Report on Form
8-K.
The stockholder vote to approve the merger will be held at a Special Meeting of Stockholders.
Consummation of the merger remains subject to certain customary closing conditions, including the receipt of applicable regulatory approvals and approval by the stockholders of both companies. Assuming timely satisfaction of the necessary closing conditions, we anticipate that the merger will be completed in the second half of calendar 2020.
Stockholders Agreement
Concurrently with entering into the share purchase agreement related to the Company’s acquisition of TD Waterhouse, the Company, certain Ricketts stockholders and TD entered into the Stockholders Agreement. The Stockholders Agreement contains certain governance arrangements and provisions relating to the composition of our board of directors, stock ownership, transfers by TD, voting and various other matters. On December 4, 2013, the Company entered into Amendment No. 5 to the Stockholders Agreement, which extended the term of the Stockholders Agreement until January 24, 2021 and provided that, as of January 24, 2016, the Ricketts stockholders would cease to be parties to the Stockholders Agreement and subject to any of its terms (the “Ricketts Cessation”).
Governance of TD Ameritrade.
The Stockholders Agreement provides that the board of directors of the Company consists of twelve members, up to five of whom may be designated by TD, one of whom is the CEO of the Company and the remainder of whom are outside independent directors. The outside independent directors are nominated by the OID Committee, subject to TD’s right to reject such nominees on a reasonable basis. The number of directors designated by TD depends on it maintaining specified ownership thresholds of common stock and may increase or decrease from time to time based on those ownership thresholds, but will never exceed five.
In 2013, the Ricketts stockholders’ ownership decreased, resulting in a decrease in the number of directors that they were entitled to designate from two to one. The vacancy created by this decrease was filled by Mr. Bettino, an outside independent director, in accordance with the terms of the Stockholders Agreement. In May 2014, Mr. Moglia met the requirements for independence and was designated as an outside independent director.
On December 22, 2015, Mr. Todd M. Ricketts was elected as a member of the board of directors as an outside independent director, effective February 18, 2016, obviating the requirement under the Stockholders Agreement that Mr. Ricketts resign from the board of directors immediately prior to the 2016 annual meeting of stockholders in connection with the Ricketts Cessation.

The Stockholders Agreement provides, subject to applicable laws and certain conditions and exceptions, that the Company shall cause each committee of its board of directors to consist of two of the directors designated by TD, and three outside independent directors. These levels of committee representation are subject to adjustment from time to time based on TD’s maintenance of specified ownership thresholds. TD has agreed to vote its shares of common stock in favor of, and the Company agreed that it would solicit votes in favor of, each director nominated for election in the manner provided for in the Stockholders Agreement.
Share Ownership.
TD is permitted to exercise voting rights only with respect to up to 45% of the outstanding shares of common stock of the Company for the remaining term of the Stockholders Agreement. Under the Stockholders Agreement (beginning January 24, 2016) if the Company’s stock repurchases cause TD’s ownership percentage to exceed 45%, TD shall use reasonable efforts to sell or dispose of such excess stock, subject to TD’s commercial judgment as to the optimal timing, amount and method of sales with a view to maximizing proceeds from such sales. TD has no absolute obligation to reduce its ownership percentage to 45% by the termination of the Stockholders Agreement. However, prior to and following the termination of the Stockholders Agreement, TD will either not vote any such excess stock or, at the discretion of the Company, vote any such excess stock on any matter in the same proportions as all the outstanding shares of stock held by holders other than TD and its affiliates are voted. In no event may the Company repurchase shares of its common stock that would result in TD’s ownership percentage exceeding 47%.
The Stockholders Agreement also provides that TD will not, subject to certain exceptions, solicit proxies with respect to common stock. Notwithstanding the limitations on TD’s ownership described above, the Stockholders Agreement permits TD to make a non-public
proposal to the board of directors to acquire additional shares pursuant to a tender offer or merger for 100% of the outstanding voting securities of the Company and to complete such a transaction, subject to the approval of independent directors and holders of a majority of the outstanding shares of common stock not affiliated with TD.
Right to Purchase Securities.
TD has the right to purchase up to its respective proportionate share of future issuances of common stock, other than in connection with the Company stock issued as consideration in an acquisition by the Company. If the Company proposes to issue shares as consideration in an acquisition, the Company will discuss in good faith with TD alternative structures in which a portion of such shares would be sold to TD, with the proceeds of such sale used to fund the acquisition.
The Stockholders Agreement further provides that if the Company engages in discussions with a third party that could result in the acquisition by such party of 25% of the voting securities or consolidated assets of the Company, the Company must offer TD the opportunity to participate in parallel discussions with the Company regarding a comparable transaction.
Transfer Restrictions.
The Stockholders Agreement generally prohibits TD from transferring shares of common stock, absent approval of the OID Committee, to any holder of 5% or more of the outstanding shares of the Company, subject to certain exceptions.
As long as TD and the Company constitute the same audit client, TD agreed not to engage the auditor of the Company, and the Company agreed not to engage the auditors of TD, to provide certain non-audit
services.
Information Rights.
Subject to confidentiality and nondisclosure obligations and as long as it owns at least 15% of the outstanding shares of common stock, TD is entitled to access information regarding the Company’s business, operations and plans as it may reasonably require to appropriately manage and evaluate its investment in the Company and to comply with its obligations under U.S. and Canadian laws.
Obligation to Repurchase Shares.
If the Company issues shares of its common stock pursuant to any compensation or similar program or arrangement, then the Company will, subject to certain exceptions, use its reasonable efforts to repurchase a corresponding number of shares of its common stock in the open market within 120 days after any such issuance.

Non-Competition
Covenants.
Subject to specified exceptions, the Stockholders Agreement generally provides that TD and its affiliates may not participate in or own any portion of a business engaged in the business of providing securities brokerage services in the U.S. to retail traders, individual investors and registered investment advisors. If TD acquires indirectly a competing business as a result of its acquisition of a non-competing
business, TD must offer to sell the competing business to the Company at its appraised fair value determined in accordance with the terms of the Stockholders Agreement. If the Company decides not to purchase the competing business, TD must use commercially reasonable efforts to divest the competing business within two years. TD and its affiliates are permitted under the terms of the Stockholders Agreement to own a passive investment representing less than 2% of a class of equity securities of a competing business so long as the class of equity securities is traded on a national securities exchange in the U.S. or the Toronto Stock Exchange. TD also is permitted to engage in certain activities in the ordinary course of its banking and securities businesses. In addition, the Company has agreed that it will not hold or acquire control of a bank or similar depository institution except (1) as a result of a business combination transaction approved by the Company’s board of directors and involving an entity not more than 75% of whose consolidated revenues were generated by one or more insured depository institutions and as to which (a) TD has elected to acquire such entity’s insured depository institutions at a price mutually agreed between the Company and TD, (b) the Company divests or causes the seller to divest completely such insured depository institution before closing, or (c) TD otherwise consents to the business combination transaction with such entity, or (2) in the event that TD does not hold control of any bank or similar depository institution that is able to offer money market deposit accounts to clients of the Company as a designated sweep vehicle or TD has indicated that it is not willing to offer such accounts to clients of the Company through a bank or similar depository institution it controls.
Termination of the Stockholders Agreement.
The Stockholders Agreement provides that the agreement terminates in its entirety, upon the earliest to occur of (a) the consummation of a merger or tender offer where TD acquires 100% of the common stock, (b) January 24, 2021, (c) the date on which TD’s ownership of common stock falls below approximately 4% of the outstanding voting securities of the Company, (d) the commencement by a third party of a tender offer or exchange offer for not less than 25% of the Company’s common stock, unless the board of directors recommends against the offer and continues to take steps to oppose the offer, (e) the approval by the board of directors of a business combination that would result in another party owning more than 25% of the voting securities or consolidated assets of the Company or which would otherwise result in a change of control of the Company, or (f) the acquisition of more than 20% of the voting securities of the Company by a third party. For a period of up to one year following a termination under clause (d), (e) or (f) above, TD will be prohibited from acquiring shares of the Company’s common stock that would cause its aggregate ownership to exceed 45% except pursuant to a tender offer or merger for 100% of the outstanding shares of common stock approved by the holders of a majority of the Company’s outstanding shares of common stock (other than TD). In addition, during that one-year
period, the provisions of the Stockholders Agreement relating to the designation of directors and certain other provisions will remain in effect.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions
Review and Approval of Related Party Transactions
.
The board of directors has a Related Party Transactions Policy covering the review and approval or ratification of any transaction, arrangement or relationship involving the Company or any of its subsidiaries, with a value of $120,000 or more per fiscal year, in which any related party had, has or will have a direct or indirect material interest required to be disclosed under applicable SEC rules. Related parties are our directors, executive officers and any stockholder beneficially owning more than 5% of our common stock or any of their immediate family members. Under the policy, the OID Committee reviews related party transactions and may approve or ratify them only if it is determined that they are in, or not inconsistent with, the best interests of the Company and its stockholders. When reviewing a related party transaction, the OID Committee considers, among other factors determined to be appropriate, the following factors (to the extent relevant to the related party transaction):
•	whether the terms of the related party transaction are fair to the Company and are no less favorable than terms that would apply if the transaction did not involve a related party;

•	whether there are business reasons for the Company to enter into the related party transaction;

•	whether the related party transaction would impair the independence of an outside director; and

•	whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director’s, executive officer’s or related party’s interest in the transaction and the ongoing nature of any proposed relationship.

Nothing in the policy supersedes or modifies any contractual rights or obligations provided in the Stockholders Agreement.
Transactions with Related Parties
The Company transacts business and has extensive relationships with TD and certain of its affiliates. The following table describes transactions between the Company and related persons, including TD and its affiliates, for fiscal year 2019, or any currently proposed transaction in which the Company was or is to be a participant, in which the amount involved exceeds or could reasonably be expected to exceed $120,000 and any related person had or will have a direct or indirect material interest.

Transaction	Names & Interests of Related Persons	Revenues from and Expenses to Related Parties for Fiscal Year 2019	Other Information
Insured Deposit Account Agreement	U.S. bank subsidiaries of TD make available to clients of the Company FDIC-insured money market deposit accounts as either designated sweep vehicles or as non-sweep deposit accounts, and the Company provides marketing, recordkeeping and support services with respect to the money market deposit accounts. In exchange for providing	$1,602 million of bank deposit account fee revenue	(1)

these services, the Company is paid an aggregate marketing fee based on the weighted average yield earned on the client IDA assets, less the actual interest paid to clients, a servicing fee and the cost of FDIC insurance premiums. The Company and TD entered into Amendment No. 1 to the Insured Deposit Account Agreement to address the treatment of Scottrade brokerage accounts following the closing of the Agreement and Plan of Merger (the “Scottrade merger agreement”), dated as of October 24, 2016, by and among Scottrade, Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, created under the Voting Trust Agreement dated December 31, 2012, as amended on January 21, 2016 and the Company.

Legal Settlement
On April 6, 2017, a stockholder of the Company filed a stockholder derivative complaint regarding the acquisition of Scottrade by the Company and the acquisition of Scottrade Bank by TD. The suit named as defendants TD and the members of the Company’s board of directors. It also named the Company as a nominal defendant. The suit filed in the Delaware Chancery Court is captioned
Vero Beach Police Officers’ Retirement Fund derivatively on behalf of nominal defendant TD Ameritrade Holding Corp. v. Larry Bettino et al.
On August 9, 2018, the parties submitted to the court for its approval a stipulation of settlement of this action. Under the settlement, TD and an insurer on behalf of the Company’s directors agreed to make a settlement payment. Following a December 3, 2018 hearing, the court issued an order approving the settlement and the award of attorneys’ fees and expenses and dismissed the case with prejudice.
		$11.2 million of non-operating revenue	(2)

Mutual Fund Agreements	Certain mutual funds of a TD affiliate received distribution and marketing support from the Company.	$2 million of investment product fee revenue	(3)

Referral and Strategic Alliance Agreement	A wholly-owned subsidiary of TD promotes the brokerage services of TD Ameritrade, Inc., and another TD wholly-owned subsidiary referred existing brokerage clients to TD Ameritrade, Inc.	$5.5 million of other expense	(4)

Trading Platform Hosting and Services Agreement	TD Waterhouse Canada Inc. (“TDW Canada”), a wholly owned subsidiary of TD, uses the thinkorswim trading platform, and TD Ameritrade, Inc. provides the services to support the platform.	$3.4 million of other revenue	(5)

TD Waterhouse Canada Order Routing Agreement	TD Ameritrade Clearing, Inc. (“TDAC”), a wholly-owned subsidiary of the Company, provides certain order routing services to TDW Canada.	$23.2 million of other revenue, partially offset by $17.7 million of other expense	(6)

Cash Management Services Agreement	TD Bank USA, N.A. (“TD Bank USA”), a wholly-owned subsidiary of TD, provides cash management services to clients of TD Ameritrade, Inc.	$1.6 million of clearing and execution costs	(7)

Securities Borrowing and Lending	TD Securities, Inc., an affiliate of TD, and the Company engage in securities borrowing and lending in connection with the Company’s brokerage business.	$1.4 million of net interest revenue	(8)

Master Selected Dealers Agreement	TD Securities (USA) LLC (“TDS”), a wholly-owned subsidiary of TD, and TD Ameritrade, Inc., are party to a master selected dealer agreement to facilitate the distribution of initial public offering SEC registered securities to TD Ameritrade, Inc.’s clients.	$1 million in commissions and transaction fee revenue	(9)

Transition Services Agreement	In connection with the closing of the Scottrade merger agreement on September 18, 2017, TD and the Company each provided the other with transition services. In addition, the Company agreed to reimburse TD for employment costs for up to 18 months for employees of Scottrade who perform transition services.	$.35 million of other expense	(10)

Revolving Credit Facilities and Notes Offerings
The Company entered into revolving credit agreements, consisting of senior unsecured revolving credit facilities in the aggregate principal amount of $1.75 billion, and an affiliate of TD participates as a lender on terms no more favorable than the terms of the other lenders participating in the credit agreements, including receiving an upfront fee percentage the same as those payable to the other lenders participating in the credit agreements, as well as certain customary expense reimbursement.

The Company entered into underwriting agreements with respect to the offering and sale by the Company of $1.5 billion aggregate principal amount of the Company’s senior notes, and TDS participated in the offerings as a passive book runner on terms no more favorable than the terms of the other underwriters participating in the offering, including underwriting commissions the same as those payable to the other underwriters participating in the offerings.
		$0.26 million of interest expense and $1.2 million of capitalized debt issuance cost on senior notes.	(11)

Securities-Based Lending	Securities-based lending is an offering for the Company’s institutional and retail clients, that allows them to open a line of credit against their securities portfolio. An arrangement is in place for institutional clients for TD Bank, N.A. to lend against brokerage assets.	$0.21 million of other revenue	(12)

Sublease Agreements	The Company and TD are parties to sublease agreements where the Company and TD sublease building space to each other for administrative and operational purposes.	(13)	(13)

Margin Accounts	Certain directors and executive officers, and members of their immediate families, maintain margin trading accounts with the Company, as permitted by applicable law.	(14)	(14)

Trademark License Agreement	The Company and TD are a party to a trademark license agreement that requires the Company to use the TD trademark and logo as part of the Company’s corporate identity.	(15)	(15)

Registration Rights Agreement	In connection with the closing of Scottrade merger agreement on September 18, 2017, TD, and certain Ricketts stockholders entered into a registration rights agreement with certain customary registration rights with respect to their respective shares of Company common stock.	(16)	(16)

(1)	The Company is party to an insured deposit account (“IDA”) agreement, under which TD Bank USA and TD Bank, NA. (together, the “TD Depository Institutions”) make available to clients of the Company FDIC-insured (up to specified limits) money market deposit accounts as either designated sweep vehicles or as
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

The current IDA agreement became effective as of January 1, 2013 and had an initial term expiring July 1, 2018. It is automatically renewable for successive five-year terms, provided that it may be terminated by either the Company or the TD Depository Institutions by providing written notice of non-renewal
at least two years prior to the initial expiration date or the expiration date of any subsequent renewal period. Notice of non-renewal
was not provided by either party, therefore the IDA agreement automatically renewed for an additional five- year term on July 1, 2018.

The fee earned on the IDA agreement is calculated based on two primary components: (a) the yield on fixed-rate “notional” investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month
reset frequency and the overall swap payment frequency to monthly) and (b) the yield on floating-rate investments. As of September 30, 2019, the IDA portfolio was comprised of approximately 80% fixed-rate notional investments and 20% floating rate investments.
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
Under Amendment No. 1 to the IDA agreement (“IDA Amendment”), which became effective on the closing of the Scottrade merger agreement on September 18, 2017 with respect to Scottrade brokerage accounts, the parties will cause: (1) the funds of Scottrade clients held in other money market sweep accounts prior to closing to be withdrawn and deposited with TD’s money market deposit accounts within a specified number of days following closing or following the maturity date of the deposits (depending on the type of deposit), (2) new funds deposited by Scottrade clients after closing to be deposited with TD’s money market deposit accounts, (3) the existing funds of Scottrade clients in excess of the FDIC deposit insurance limits to be deposited into master accounts with TD, and (4) if the Company elects to sweep any uninsured deposits to a bank other than TD, the Company will sweep a certain amount of uninsured deposit accounts from its other client accounts to TD for a period of time that term funds remain at Scottrade’s program banks. For the complete IDA Amendment agreement, see Exhibit 10.1 to the Company’s Quarterly Report on Form
10-Q
filed with the SEC on August 7, 2018.
(2)	For additional information about the settlement, see Note 8 — Commitments and Contingencies, Legal and Regulatory Matters under Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements to the Company’s Quarterly Report on Form
10-Q
filed with the SEC on January 31, 2019.

(3)	The Company and an affiliate of TD were parties to a transfer agency agreement and a shareholder services agreement pursuant to which certain mutual funds were made available as money market sweep or direct purchase options to Company clients. The Company performed certain distribution and marketing support services and acted as a transfer agent with respect to those funds. In consideration for offering the funds, performing the distribution and marketing support services and acting as a transfer agent, an affiliate of TD compensated the Company in accordance with the provisions of the agreements. The transfer agency agreement and the shareholder services agreement were terminated in fiscal 2019.

(4)	TD Ameritrade, Inc. is a party to a referral and strategic alliance agreement with TD Bank, N.A. and TD Wealth Management Services, Inc. (“TDWMS”), a wholly-owned subsidiary of TD. The strategic alliance agreement had an initial term of five years beginning February 1, 2010 and is automatically renewable for successive three-year terms, provided that it may be terminated by any party upon 180 days’ prior written notice. Under the agreement, TD Bank, N.A. promotes TD Ameritrade, Inc.’s brokerage services to its clients using a variety of marketing and referral programs and TDWMS referred its existing brokerage account clients to TD Ameritrade, Inc. while TDWMS discontinued its brokerage operations. TD Bank, N.A. clients that open brokerage accounts at TD Ameritrade, Inc. and TDWMS clients that elected to transfer their accounts to TD Ameritrade, Inc. are considered program clients. TD Ameritrade, Inc. retains a fee for providing brokerage services to the program clients, and the program’s net margin is shared equally between TD Ameritrade, Inc. and TD Bank, N.A.

(5)	On June 11, 2009, immediately following the closing of the Company’s acquisition of thinkorswim Group Inc. (“thinkorswim”), the Company completed the sale of thinkorswim Canada, Inc. (“thinkorswim Canada”) to TDW Canada. In connection with the sale of thinkorswim Canada, the Company and TDW Canada entered into a trading platform hosting and services agreement. The agreement had an initial term of five years beginning June 11, 2009 and automatically renews for additional periods of two years, unless either party provides notice of non-renewal
to the other party at least 90 days prior to the end of the then-current term. Under the agreement, TDW Canada uses the thinkorswim trading platform and TD Ameritrade, Inc. provides the services to support the platform. In consideration for the performance by TD Ameritrade, Inc. of all its obligations under this agreement, TDW Canada pays TD Ameritrade, Inc., on a monthly basis, a fee based on average client trades per day and transactional revenues.

(6)	The order routing agreement automatically renews for successive one-year
terms on October 31 of each year, provided that it may be terminated by either party upon 90 days’ prior written notice. Under the agreement, TDAC provides TDW Canada order routing services for U.S. equity and option orders to U.S. brokers and market centers with which TDW Canada has order execution arrangements. TDAC retains a percentage of the net order routing revenue it receives on TDW Canada trades and remits the remainder to TDW Canada.

(7)	In exchange for cash management services provided by TD Bank USA to clients of TD Ameritrade, Inc., the Company pays service-based fees agreed upon by the parties. This agreement will continue in effect as long as the IDA agreement remains in effect, provided that it may be terminated by TD Ameritrade, Inc. without cause upon 60 days’ prior written notice to TD Bank USA.

(8)	In connection with its brokerage business, the Company engages in securities borrowing and lending with TD Securities, Inc. (“TDSI”). The transactions with TDSI are subject to the same collateral requirements as transactions with other counterparties.

(9)	TD Ameritrade, Inc. and TDS entered into a master selected dealers agreement to facilitate the distribution of initial public offering SEC registered securities, including debt securities, warrants or other securities with payment of principal and interest, which may include securities issued by TD, to TD Ameritrade, Inc.’s clients. The Agreement provides for TDS, as lead agent or as lead or co-manager
of an underwriting syndicate, to invite TD Ameritrade, Inc. to act as one of several selected dealers in a public offering. When invited to participate in an offering, TD Ameritrade, Inc. commits to purchase from TDS, an allocated amount of the new issue securities. The Agreement may be terminated by either party for any reason upon five business day’s written notice to the other party. As a selected dealer, TD Ameritrade, Inc. receives a selling concession on the securities it sells to its clients. The lead agent or lead or co-manager
of the underwriting syndicate sets the selling concession for the offering. The pricing of the offering, including the selling concession, is based on the nature of the issuer, the features of the new issue offered, and market conditions.

(10)	The amount paid by each party is based on a cost-plus methodology for transition services provided. The agreement provides for customary termination rights, including for breach or if legally required.

(11)	For additional information about the revolving credit facilities, see Note 11 — Long-term Debt and Other Borrowings under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements to the Company’s Annual Report on Form
10-K
filed with the SEC on November 15, 2019. As of September 30, 2019, the total lending commitment received from TD under these credit facilities was $221 million. During the fiscal year ended September 30, 2019, the Company paid approximately $1 million of debt issuance costs to an affiliate of TD in connection with the issuance of the 2021 Notes, 2024 Notes and 2029 Notes, which is being amortized into interest expense over the terms of the respective notes.

(12)	This agreement establishes revenue sharing terms. While the Company will remain the custodian of pledged client securities, TD Bank maintains a senior security interest in the pledged securities and will underwrite the loans and provide the line of credit to clients.

(13)	Under these sublease agreements, the Company incurred $0.3 million of sub-lease rental income and recognized $0.3 million of occupancy and equipment costs during fiscal 2019.

(14)	Certain directors and executive officers, and members of their immediate families, maintain margin trading accounts with the Company as permitted by applicable law. Margin loans to these individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features.

(15)	The Company and TD are a party to a trademark license agreement that requires the Company to use the TD trademark and logo as part of the Company’s corporate identity. The following is a summary of selected provisions of the trademark license agreement.

The Company is required to use the TD Ameritrade name in the U.S. as its exclusive corporate entity name and to use the TD logo in connection with the TD Ameritrade name in the U.S. in corporate identity and marketing materials.
The Company has a worldwide (except in Canada) license to use the name and trademark “TD” as part of the trademark, service mark, trade name, corporate name or domain name “TD Ameritrade” in connection with the Company’s business of providing securities brokerage services to retail traders, individual investors and registered investment advisors. TD has agreed not to use the TD mark or any trademarks, service marks, trade names, corporate names and domain names incorporating the TD mark in connection with any business or activity providing securities brokerage services to retail traders, individual investors and registered investment advisors in the U.S., as so restricted by the Stockholders Agreement.

TD and the Company jointly own the TD Ameritrade name. The Company has agreed to be responsible for the registration, maintenance and prosecution of any trademark applications and registrations for the TD Ameritrade name. The Company and TD have each agreed to be responsible for 50% of the costs and expenses associated with the registration, maintenance and prosecution of the TD Ameritrade trademark.
The Company has agreed to indemnify TD for liability incurred by TD as a result of the Company’s (and any of its sublicensees’) breach of its obligations under the trademark license agreement. TD has agreed to indemnify the Company for liability incurred by the Company so long as the Company’s actions are in accordance with the terms of the trademark license agreement and the Company’s use of the TD Ameritrade name or the TD logo is in a jurisdiction where TD has trademark applications or registrations or is using or has used the TD trademark or logo.
The trademark license agreement had an initial term of 10 years beginning June 22, 2005 and is automatically renewable for additional periods of 10 years, unless earlier terminated pursuant to the terms of the agreement.
(16)	Under the Registration Rights Agreement, each of TD and the Ricketts stockholders are entitled to certain customary demand registration, shelf takedown and piggyback registration rights with respect to their respective shares of Company common stock, subject to certain customary limitations (including minimum offering size and maximum number of demands and underwritten shelf takedowns within certain periods).

Board Independence
Our common stock is listed on The Nasdaq Global Select Market. Under the rules of The Nasdaq Global Select Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of The Nasdaq Global Select Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent. Audit committee members must also satisfy the independence criteria set forth in Rule
10A-3
under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Under the rules of The Nasdaq Global Select Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
To be considered independent for purposes of Rule
10A-3,
a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Mses. Hailey, Maidment and Miller and Messrs. Bettino, Levitt, Mitchell, Moglia, Prezzano, Ricketts and Tessler are independent as defined in Nasdaq Rule 5605. Our board of directors also determined that Mses. Hailey, Maidment and Miller and Messrs. Bettino, Mitchell and Ricketts, who comprise our audit committee; Messrs. Bettino, Levitt, Mitchell, Ricketts and Tessler, who comprise our compensation committee; and Ms. Hailey and Messrs. Bettino, Mitchell, Ricketts and Tessler who comprise our Outside Independent Directors Committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of The Nasdaq Global Select Market.
In making this determination, our board of directors considered the relationships that each non-employee
director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee
director.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Auditor
The following table presents fees billed by Ernst & Young LLP (“EY”) for professional audit services rendered related to the audits of the Company’s annual financial statements for the years ended September 30, 2019 and 2018, and fees for other services rendered by EY during those periods.

	2019	2018
Audit Fees	$5,445,726	$5,457,812
Audit-Related Fees	$1,200,945	$1,065,735
Tax Fees	—	$105,000
All Other Fees	—	$206,000

Total	$6,646,671	$6,834,547

Audit Fees
. Annual audit fees relate to services rendered in connection with the audit of the Company’s financial statements included in the Company’s Form
10-K,
the quarterly reviews of financial statements included in the Company’s Forms
10-Q
and the audits of our subsidiaries required by regulation.
Audit-Related Fees
. Audit-related services include fees for third-party service organization internal control audit services, SEC registration statement services, benefit plan audits, consultation on accounting standards or transactions and business acquisitions.
Tax Fees
. EY did not provide tax services in 2019.
All Other Fees
. EY did not provide any services resulting in Other Fees during 2019. EY provided services related to third-party lifecycle management ($206,000) in 2018.
The Audit Committee considers whether the provision of audit-related, tax and other non-audit
services are compatible with maintaining the auditor’s independence, and has determined such services for fiscal 2019 and 2018 were compatible.
We have been advised by EY that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Policy on Audit Committee
Pre-Approval
of Audit and
Non-Audit
Services of Independent Registered Public Accounting Firm
The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval
of all audit and
non-audit
services provided by the independent registered public accounting firm.
On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested.
The Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent registered public accounting firm. No services are undertaken that are not pre-approved.
On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All of the services provided by our independent auditor in 2019 and 2018, including services related to audit, audit-related fees, tax fees and all other fees described above, were approved by the Audit Committee under its pre-approval
policies.

PART IV
Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

See Item 8, “Financial Statements and Supplementary Data.”
#
2.	Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes.
3.	Exhibits

See Item 15(b) below.
(b)	Exhibits

Exhibit No.	Description

2.1^
Agreement and Plan of Merger, dated as of October 24, 2016, by and among Scottrade Financial Services, Inc., Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012, TD Ameritrade Holding Corporation and Alto Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on October 28, 2016)

3.1
Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2006)

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

4.9
Third Supplemental Indenture, dated April 27, 2017, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 28, 2017)

4.10	Form of 3.300% Senior Note due 2027 (included in Exhibit 4.9)

4.11
Fourth Supplemental Indenture, dated November 1, 2018, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on November 1, 2018)

4.12	Form of 3.750% Senior Notes due 2024 (included in Exhibit 4.11)

4.13	Form of Senior Floating Rate Notes due 2021 (included in Exhibit 4.11)

4.14
Fifth Supplemental Indenture, dated August 16, 2019, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 16, 2019)

4.15	Form of 2.750% Senior Notes due 2029 (included in Exhibit 4.14)

4.16 #	Description of securities

10.1*
Form of Indemnification Agreement between TD Ameritrade Holding Corporation and members of the Company’s board of directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 26, 2014)

Exhibit No.	Description

10.2*
Chairman of the Board of Directors Term Sheet, effective as of June 1, 2011, between Joseph H. Moglia and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on November 18, 2011)

10.3*
Employment Agreement, effective as of January 2, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 4, 2016)

10.4* #	Transition Agreement, dated July 22, 2019, between Tim Hockey and TD Ameritrade Holding Corporation

10.5*	Form of Performance-Based Restricted Stock Unit Agreement for Tim Hockey (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on February 6, 2017)

10.6*
Restricted Stock Unit Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on February 4, 2016)

10.7*
Non-Qualified Stock Option Agreement, dated January 21, 2016, between Tim Hockey and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on February 4, 2016)

10.8*
Employment Agreement, as amended and restated, effective as of October 13, 2008, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on November 26, 2008)

10.9*
Amendment to Employment Agreement, executed on December 20, 2012, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on February 6, 2013)

10.10*
Amendment to Employment Agreement, executed on August 30, 2013, between Ellen L.S. Koplow and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on November 22, 2013)

10.11*
Executive Employment Term Sheet, effective as of July 1, 2015, between Stephen J. Boyle and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on May 7, 2015)

10.12*	Form of Restricted Stock Unit Agreement for Stephen J. Boyle (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 7, 2015)

10.13*
Scottrade Appreciation Right Award Agreement Letter, dated September 29, 2016, between Peter J. deSilva and Scottrade Financial Services, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on January 31, 2019)

10.14*
Scottrade Appreciation Right Award, dated January 1, 2016, between Peter J. deSilva and Scottrade Financial Services, Inc. and its affiliates (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on January 31, 2019)

10.15*
Executive Employment Term Sheet, effective as of September 18, 2017, between Peter J. deSilva and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on November 17, 2017)

10.16*	TD Ameritrade Holding Corporation Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 24, 2016)

10.17*
Form of 1996 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on December 9, 2004)

Exhibit No.	Description

10.18*	Form of Performance-Based Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed on February 6, 2017)

10.19*	Form of Restricted Stock Unit Agreement for Employees (3 Year Cliff Vesting) (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed on August 5, 2016)

10.20*	Form of Restricted Stock Unit Agreement for Employees (3 Year Pro Rata Vesting) (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed on November 16, 2018)

10.21*	TD Ameritrade Holding Corporation 2006 Directors Incentive Plan, effective as of November 15, 2006 (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on January 24, 2007)

10.22*	Form of Restricted Stock Unit Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed on August 5, 2016)

10.23*	TD Ameritrade Holding Corporation Executive Deferred Compensation Program, as amended and restated (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed on July 31, 2019)

10.24*	TD Ameritrade Holding Corporation Management Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 20, 2019)

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
Insured Deposit Account Agreement, effective as of January 1, 2013, among TD Bank USA, N.A., TD Bank, N.A., The Toronto-Dominion Bank, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on August 7, 2018)

Exhibit No.	Description

10.32
Amendment No. 1, dated as of October 24, 2016, to the Insured Deposit Account Agreement by and among TD Bank USA, N.A., TD Bank, N.A., TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., TD Ameritrade Trust Company and solely for purposes of Sections 7(b), 14 and 15(c), The Toronto-Dominion Bank, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 28, 2016)

10.33
Registration Rights Agreement, dated as of September 18, 2017, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank, TD Luxembourg International Holdings S.à.r.l., Rodger O. Riney, as Voting Trustee of the Rodger O. Riney Family Voting Trust U/A/D 12/31/2012 and the other stockholders described therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 18, 2017)

10.34
Trademark License Agreement among The Toronto-Dominion Bank and Ameritrade Holding Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on September 12, 2005)

10.35
Subscription Agreement, dated as of October 24, 2016, by and among TD Ameritrade Holding Corporation, The Toronto-Dominion Bank and TD Luxembourg International Holdings S.à.r.l. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 28, 2016)

10.36
Credit Agreement, dated April 21, 2017, among TD Ameritrade Holding Corporation, the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2017)

10.37
Credit Agreement, dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 21, 2017)

10.38
First Amendment, dated May 17, 2018, to Credit Agreement, dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, and Industrial and Commercial Bank of China Ltd., New York Branch, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 21, 2018)

10.39
Credit Agreement, dated May 16, 2019, among TD Ameritrade Clearing, Inc., the lenders parties thereto, Wells Fargo Securities, LLC, Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, TD Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 20, 2019)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s quarterly report on Form 10-Q filed February 4, 2011)

21.1 #	Subsidiaries of the Registrant

23.1 #	Consent of Ernst & Young LLP

31.1	Certification of Stephen J. Boyle, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jon C. Peterson, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1 ##	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS #	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH #	Inline XBRL Taxonomy Extension Schema

101.CAL #	Inline XBRL Taxonomy Extension Calculation

101.LAB #	Inline XBRL Taxonomy Extension Label

101.PRE #	Inline XBRL Taxonomy Extension Presentation

101.DEF #	Inline XBRL Taxonomy Extension Definition

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

^	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.

†	Confidential treatment has been granted with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

#	Previously filed with our Annual Report on Form 10-K filed with the SEC on November 15, 2019.

##	Previously furnished with our Annual Report on Form 10-K filed with the SEC on November 15, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27 th
day of January, 2020.

TD AMERITRADE HOLDING CORPORATION

By:	/s/ Stephen J. Boyle
Stephen J. Boyle
Interim President and Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Jon C. Peterson
Jon C. Peterson
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Appendix A
TD AMERITRADE HOLDING CORPORATION
RECONCILIATION OF
NON-GAAP
FINANCIAL MEASURES
(Unaudited)

Non-GAAP Diluted EPS (1)	Fiscal Year Ended Sept. 30, 2019 Diluted EPS	Fiscal Year Ended Sept. 30, 2018 Diluted EPS	Fiscal Year Ended Sept. 30, 2017 Diluted EPS
Diluted EPS – GAAP	$3.96	$2.59	$1.64
Non-GAAP adjustments: Amortization of acquired intangible assets	0.22	0.25	0.15
Acquisition-related expenses	—	0.78	0.17
Income tax effect of above adjustments	(0.05)	(0.28)	(0.12)
Non-GAAP diluted EPS	$4.13	$3.34	$1.84

The term “GAAP” refers to generally accepted accounting principles in the United States.
(1)
Non-GAAP
diluted earnings per share (EPS) is a
non-GAAP
financial measure as defined by SEC Regulation G.
Non-GAAP
EPS is adjusted to remove the
after-tax
effect of: (1) amortization of acquired intangible assets and (2) acquisition-related expenses associated with the Company’s business acquisitions. We consider non-GAAP
diluted EPS as an important measure of our financial performance because it excludes certain items that may not be indicative of our core operating results and business outlook and may be useful in evaluating the operating performance of the business and facilitating a meaningful comparison of our results in the current period to those in prior and future periods. Amortization of acquired intangible assets is excluded because management does not believe it is indicative of our underlying business performance. Acquisition-related expenses are excluded as these costs are not representative of the costs of running the Company’s on-going
business.
Non-GAAP
diluted EPS should be considered in addition to, rather than as a substitute for, GAAP diluted EPS.