Form 10-Q
period 2019-12-31
TD AMERITRADE HOLDING CORP
filed 2020-01-31
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of January 24, 2020, there were 540,646,962 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of December 31, 2019, the related condensed consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three-month periods ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated November 15, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ ERNST & YOUNG LLP
New York, New York
January 31, 2020

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2019	September 30, 2019
	(In millions)
ASSETS
Cash and cash equivalents	$2,551	$2,852
Cash and investments segregated and on deposit for regulatory purposes	8,536	8,684
Receivable from brokers, dealers and clearing organizations	1,728	2,439
Receivable from clients, net	21,187	20,618
Receivable from affiliates	121	112
Other receivables, net	277	305
Securities owned, at fair value	520	532
Investments available-for-sale, at fair value	1,636	1,668
Property and equipment at cost, net	895	837
Goodwill	4,227	4,227
Acquired intangible assets, net	1,174	1,204
Other assets	629	308
Total assets	$43,481	$43,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$2,482	$3,308
Payable to clients	27,351	27,067
Accounts payable and other liabilities	1,087	884
Payable to affiliates	3	5
Long-term debt	3,555	3,594
Deferred income taxes	256	228
Total liabilities	34,734	35,086
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; December 31, 2019 – 541 million shares outstanding; September 30, 2019 – 544 million shares outstanding	7	7
Additional paid-in capital	3,459	3,452
Retained earnings	8,790	8,580
Treasury stock, common, at cost: December 31, 2019 – 129 million shares; September 30, 2019 – 126 million shares	(3,527)	(3,380)
Accumulated other comprehensive income	18	41
Total stockholders' equity	8,747	8,700
Total liabilities and stockholders' equity	$43,481	$43,786
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(In millions, except per share amounts)
Revenues:
Asset-based revenues:
Bank deposit account fees	$454	$428
Net interest revenue	359	376
Investment product fees	145	143
Total asset-based revenues	958	947
Transaction-based revenues:
Transaction fees and commissions	305	537
Other revenues	28	32
Net revenues	1,291	1,516
Operating expenses:
Employee compensation and benefits	331	317
Clearing and execution costs	50	49
Communications	38	42
Occupancy and equipment costs	65	68
Depreciation and amortization	42	35
Amortization of acquired intangible assets	30	31
Professional services	97	74
Advertising	80	58
Other	37	46
Total operating expenses	770	720
Operating income	521	796
Other expense (income):
Interest on borrowings	32	32
Other income, net	(2)	(14)
Total other expense, net	30	18
Pre-tax income	491	778
Provision for income taxes	112	174
Net income	$379	$604
Earnings per share — basic	$0.70	$1.07
Earnings per share — diluted	$0.70	$1.07
Weighted average shares outstanding — basic	541	562
Weighted average shares outstanding — diluted	543	564
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(In millions)
Net income	$379	$604
Other comprehensive income (loss), before tax:
Investments available-for-sale:
Unrealized gain (loss)	(32)	16
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1
Total other comprehensive income (loss), before tax	(31)	17
Income tax effect	8	(4)
Total other comprehensive income (loss), net of tax	(23)	13
Comprehensive income	$356	$617
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	(In Millions)
Balance, September 30, 2019	544	$8,700	$7	$3,452	$8,580	$(3,380)	$41
Net income	—	379	—	—	379	—	—
Other comprehensive loss, net of tax	—	(23)	—	—	—	—	(23)
Common stock dividends ($0.31 per share)	—	(168)	—	—	(168)	—	—
Repurchases of common stock	(4)	(143)	—	—	—	(143)	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(12)	—	—	—	(12)	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(8)	—	8	—
Stock-based compensation	—	15	—	15	—	—	—
Adoption of Accounting Standards Update 2016-02 (Note 6)	—	(1)	—	—	(1)	—	—
Balance, December 31, 2019	541	$8,747	$7	$3,459	$8,790	$(3,527)	$18

	Three Months Ended December 31, 2018
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
Net income	—	604	—	—	604	—	—	—
Other comprehensive income, net of tax	—	13	—	—	—	—	—	13
Common stock dividends ($0.30 per share)	—	(168)	—	—	(168)	—	—	—
Repurchases of common stock	(3)	(114)	—	31	—	(145)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(12)	—	(12)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(8)	—	—	—	(8)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(9)	—	9	—	—
Stock-based compensation	—	11	—	11	—	—	—	—
Adoption of Accounting Standards Update 2014-09	—	28	—	—	28	—	—	—
Balance, December 31, 2018	561	$8,357	$7	$3,400	$7,475	$(2,515)	$4	$(14)
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(In millions)
Cash flows from operating activities:
Net income	$379	$604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42	35
Amortization of acquired intangible assets	30	31
Non-cash lease expense	15	—
Deferred income taxes	36	25
Stock-based compensation	15	11
Provision for doubtful accounts on client and other receivables	4	5
Other, net	4	7
Changes in operating assets and liabilities:
Investments segregated and on deposit for regulatory purposes	(453)	503
Receivable from brokers, dealers and clearing organizations	711	(24)
Receivable from clients, net	(573)	3,172
Receivable from/payable to affiliates, net	(11)	(79)
Other receivables, net	28	18
Securities owned, at fair value	12	47
Other assets	(9)	(16)
Payable to brokers, dealers and clearing organizations	(826)	(682)
Payable to clients	284	(785)
Accounts payable and other liabilities	(161)	(110)
Net cash provided by (used in) operating activities	(473)	2,762
Cash flows from investing activities:
Purchase of property and equipment	(102)	(44)
Proceeds from sale of property and equipment	—	11
Purchase of investments available-for-sale, at fair value	—	(383)
Purchase of other investments	(4)	(11)
Proceeds from sale of other investments	—	1
Net cash used in investing activities	(106)	(426)
 See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$999
Payment of debt issuance costs	—	(7)
Net payments on securities sold under agreements to repurchase	—	(96)
Proceeds from senior revolving credit facilities	200	—
Principal payments on senior revolving credit facilities	(200)	—
Payment of cash dividends	(168)	(168)
Purchase of treasury stock	(143)	(114)
Purchase of treasury stock for income tax withholding on stock-based compensation	(12)	(8)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(12)
Net cash provided by (used in) financing activities	(323)	594
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(902)	2,930
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	10,193	4,548
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$9,291	$7,478
Supplemental cash flow information:
Interest paid	$41	$31
Income taxes paid	$113	$139
 See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Periods Ended December 31, 2019 and 2018
(Unaudited)
1. Basis of Presentation, Organization and Recent Accounting Pronouncements
Basis of Presentation
The condensed consolidated financial statements include the accounts of TD Ameritrade Holding Corporation (the "Parent") and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated.
These financial statements have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all adjustments, which are all of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 2019.
Organization
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
On November 24, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Charles Schwab Corporation ("Schwab") and Americano Acquisition Corp., a wholly-owned subsidiary of Schwab. The Merger Agreement was included as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on November 27, 2019. Upon the terms and subject to the conditions of the Merger Agreement, Americano Acquisition Corp. will merge with and into the Company (the "Merger"), with the Company surviving as a wholly-owned subsidiary of Schwab. Pursuant to and subject to the terms of the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock, $0.01 par value, issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares held by the Company and certain shares held by Schwab), will be converted into the right to receive 1.0837 shares of Schwab's voting common stock, $0.01 par value (the "Merger Consideration"); however, if the Merger Consideration issuable to The Toronto-Dominion Bank ("TD") and its affiliates, together with any other shares of Schwab common stock then owned by TD and its affiliates, would equal a number of shares of Schwab common stock exceeding 9.9% (or such lower percentage of shares of Schwab common stock as the Federal Reserve Board permits TD to acquire in the Merger consistent with a determination that TD does not control Schwab for purposes of the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended) of the issued and outstanding shares of Schwab common stock as of immediately following the closing of the Merger, then TD will receive one share of nonvoting common stock of Schwab in lieu of each such excess share of Schwab common stock. Completion of the Merger is subject to certain conditions, including obtaining the necessary approvals from stockholders of both the Company and Schwab, the satisfaction of certain regulatory approvals and other customary closing conditions. The parties expect the transaction to close during the second half of calendar year 2020.
For the three months ended December 31, 2019, the Company has incurred $25 million of costs related to the proposed Merger, which are included in professional services on the Condensed Consolidated Statements of Income.
Recently Adopted Accounting Pronouncements
ASU 2016-02 — On October 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases, by applying the standard at the adoption date, recognizing a cumulative-effect adjustment to the opening balance of retained earnings. As a result, restated financial information and the additional disclosures required under the new standard will not be provided for the comparative periods presented. The new guidance requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the condensed consolidated financial statements. The Company elected a package of practical expedients available under the new guidance, which allows an entity to not reassess prior conclusions related to existing contracts containing leases, lease classification and initial direct costs. In addition, the Company has elected to apply the short-term lease exception for lease arrangements with a maximum term of 12 months or less. Upon the adoption of the lease standard, the Company recognized a right-of-use ("ROU") asset and a lease liability on the Condensed Consolidated Balance Sheet related to non-cancelable operating leases.

The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheet as of October 1, 2019 for the adoption of ASU 2016-02 were as follows (dollars in millions):

	Balance at September 30, 2019	Adjustments from Adoption of ASU 2016-02		Balance at October 1, 2019
Assets:
Other assets	$308	$341	(1)	$649
Liabilities:
Accounts payable and other liabilities	884	342	(2)	1,226
Stockholders' Equity:
Retained earnings	8,580	(1)	(3)	8,579

(1) Adjustments include the following: (a) an increase of $347 million for the recognition of the ROU asset and (b) a decrease of $6 million for lease payments made to lessors at or before the commencement date, which were reclassified to the ROU lease liability upon the adoption of the lease standard.
(2) Adjustments include the following: (a) an increase of $379 million for the recognition of the ROU lease liability and (b) decreases of $30 million for deferred rent and $7 million related to the early termination of lease obligations, which were reclassified to the ROU asset upon the adoption of the lease standard.

(3)	Represents the impact of a lease obligation which had no future benefit upon the adoption of the lease standard.
The adoption of this standard did not have a material impact on the Company's results of operations or cash flows. See Note 6 for additional information regarding the Company's operating leases.
Recently Issued Accounting Pronouncements
ASU 2019-12 — In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company's fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.
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

2. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	December 31, 2019	September 30, 2019
Broker-dealer subsidiaries	$2,051	$2,260
Corporate	267	366
Futures commission merchant and forex dealer member subsidiary	108	94
Trust company subsidiary	98	124
Investment advisory subsidiaries	27	8
Total cash and cash equivalents	$2,551	$2,852

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows (dollars in millions):

	December 31, 2019	September 30, 2019
Cash and cash equivalents	$2,551	$2,852
Restricted cash and restricted cash equivalents included in cash and investments segregated and on deposit for regulatory purposes	6,740	7,341
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$9,291	$10,193

Amounts included in restricted cash and restricted cash equivalents consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and other regulations. Restricted cash equivalents consists of highly-liquid investments with an original maturity of three months or less.
3. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	December 31, 2019	September 30, 2019
U.S. government debt securities	$3,747	$4,369
Cash in demand deposit accounts	2,300	2,304
U.S. government agency mortgage-backed securities	1,771	1,318
Reverse repurchase agreements (collateralized by U.S. government debt securities)	500	500
Cash on deposit with futures commission merchants	193	168
U.S. government debt securities on deposit with futures commission merchant	25	25
Total	$8,536	$8,684

4. Investments Available-for-Sale
The following tables present the amortized cost and fair value of available-for-sale securities (dollars in millions):

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,591	$45	$—	$1,636

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,591	$77	$—	$1,668

The following table presents the contractual maturities of available-for-sale securities as of December 31, 2019 (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale U.S. Treasury securities:
Due within one to five years	$582	$612
Due within five to ten years	618	626
Due after ten years	391	398
Total available-for-sale U.S. Treasury securities	$1,591	$1,636

5. Income Taxes
The Company's effective income tax rate for the three months ended December 31, 2019 and 2018 was 22.8% and 22.4%, respectively. The provision for income taxes for the three months ended December 31, 2019 included $9 million of favorable adjustments related to state income tax matters. These items had a favorable impact on the Company's earnings for the three months ended December 31, 2019 of approximately $0.02 per share. The provision for income taxes for the three months ended December 31, 2018 included $18 million of favorable adjustments related to state income tax matters. This item had a favorable impact on the Company's earnings for the three months ended December 31, 2018 of approximately $0.03 per share.
6. Leases
The Company enters into various non-cancelable operating leases for certain facilities, including corporate offices, retail branches and data centers. The Company determines if an arrangement is a lease at inception. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the lease term. The Company utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date. Operating lease ROU assets include (1) lease payments made at or before the commencement date and (2) initial indirect costs; and exclude lease incentives. The Company's lease terms may include options to extend or terminate the lease. Only those renewal and termination options which the Company is reasonably certain of exercising are included in the calculation of the lease liability.
The following tables present balance sheet and supplemental operating lease information (dollars in millions):

December 31, 2019
Balance Sheet Information:
Assets:
Other assets:
Operating lease right-of-use assets, net	$340
Liabilities:
Accounts payable and other liabilities:
Operating lease liabilities	$373
Supplemental Information:
Weighted-average remaining lease term (years)	8.3
Weighted-average discount rate	2.49%

Three Months Ended December 31, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities	$17
Lease liabilities arising from obtaining right-of-use assets	$8
The following table summarizes the amount and classification of operating lease expense (dollars in millions):

Description	Condensed Consolidated Statements of Income Classification	Three Months Ended December 31, 2019
Operating lease costs, net (1)	Occupancy and equipment costs	$18

(1)
Includes short-term lease costs and is net of sublease income. The short-term lease costs and sublease income are not material for the period presented. Operating lease costs and sublease income include transactions with related parties, which are not material for the period presented.

Operating lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
The following table presents the maturities of lease liabilities as of December 31, 2019 (dollars in millions):

Fiscal Year	Operating Leases
2020 Remaining	$25
2021	61
2022	54
2023	47
2024	44
Thereafter (to 2033)	192
Total lease payments	423
Amount representing interest	(50)
Present value of lease liabilities	$373

In accordance with the disclosure requirements for the adoption of ASU 2016-02, the Company is presenting its operating lease commitment table as of September 30, 2019, which was previously disclosed in Note 16 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2019 (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2020	$72	$(2)	$70
2021	64	(1)	63
2022	55	—	55
2023	49	—	49
2024	45	—	45
Thereafter (to 2033)	191	—	191
Total	$476	$(3)	$473

7. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

December 31, 2019	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
Variable-rate Notes due 2021	$600	$(2)	$—	$598
2.950% Notes due 2022	750	(3)	4	751
3.750% Notes due 2024	400	(3)	—	397
3.625% Notes due 2025	500	(2)	18	516
3.300% Notes due 2027	800	(8)	23	815
2.750% Notes due 2029	500	(5)	(17)	478
Total long-term debt	$3,550	$(23)	$28	$3,555

September 30, 2019	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
Variable-rate Notes due 2021	$600	$(2)	$—	$598
2.950% Notes due 2022	750	(3)	6	753
3.750% Notes due 2024	400	(3)	—	397
3.625% Notes due 2025	500	(3)	25	522
3.300% Notes due 2027	800	(8)	40	832
2.750% Notes due 2029	500	(5)	(3)	492
Total long-term debt	$3,550	$(24)	$68	$3,594

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.
Senior Notes — As of December 31, 2019 and September 30, 2019, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). The fixed rate and variable rate Senior Notes pay interest semi-annually and quarterly, respectively, in arrears. Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2024 Notes	October 30, 2018	April 1, 2024	$400	3.750%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
2029 Notes	August 13, 2019	October 1, 2029	$500	2.750%

Lines of Credit — TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At December 31, 2019, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of December 31, 2019 and September 30, 2019.
Fair Value Hedging — The Company is exposed to changes in the fair value of its fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a vast majority of this exposure, the Company has entered into fixed-for-variable interest rate swaps on each of the 2022 Notes, 2025 Notes, 2027 Notes and 2029 Notes (together, the "Hedged Senior Notes"). Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Hedged Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (1) 0.9486% for the swap on the 2022 Notes, (2) 1.1022% for the swap on the 2025 Notes, (3) 1.0340% for the swap on the 2027 Notes and (4) 1.2000% for the swap on the 2029 Notes. As of December 31, 2019, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 3.08%.
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

	Three Months Ended December 31,
	2019	2018
Gain (loss) on fair value of interest rate swaps	$(40)	$52
Gain (loss) on fair value of hedged fixed-rate debt	40	(52)
Net gain (loss) recorded in interest on borrowings	$—	$—

Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	December 31, 2019	September 30, 2019
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$45	$71
Accounts payable and other liabilities	$(17)	$(3)

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of December 31, 2019 and September 30, 2019, the pay-variable interest rate swap counterparties had pledged $47 million and $86 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2019 and September 30, 2019, the Company had pledged $16 million and $3 million of collateral, respectively, to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. The obligations under the Parent Revolving Facility are not guaranteed by any subsidiary of the Parent.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (1) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (2) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of December 31, 2019 and September 30, 2019. As of December 31, 2019, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
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
The applicable interest rate under each of the TDAC Revolving Facilities is calculated as a per annum rate equal to, at the option of TDAC, (1) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (2) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.07% to 0.175% and from 0.06% to 0.125% on any unused amounts of the $600 Million Revolving Facility and the $850 Million Revolving Facility, respectively, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facilities as of December 31, 2019 and September 30, 2019. As of December 31, 2019, the interest rate margin under the TDAC Revolving Facilities would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. As of December 31, 2019, the commitment fees under the $600 Million Revolving Facility and the $850 Million Revolving Facility were 0.10% and 0.08%, respectively, each determined by reference to the Company's public debt ratings.
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
TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM and FDM subsidiary registered with the CFTC, is subject to CFTC Regulations 1.17 and 5.7 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association ("NFA"). As an FCM, TDAFF is required to maintain minimum adjusted net capital under CFTC Regulation 1.17 of the greater of (1) $1.0 million or (2) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts. As an FDM, TDAFF is also subject to the net capital requirements under CFTC Regulation 5.7, which requires TDAFF to maintain minimum adjusted net capital of the greater of (1) any amount required under CFTC Regulation 1.17 as described above or (2) $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million. In addition, an FCM and FDM must provide notice to the CFTC if its adjusted net capital amounts to less than (1) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (2) 150% of its $1.0 million minimum dollar requirement or (3) 110% of $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million.
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
December 31, 2019	$3,147	$493	$2,654	12.77%
September 30, 2019	$3,188	$493	$2,695	12.93%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
December 31, 2019	$346	$0.25	$345
September 30, 2019	$289	$0.25	$289

Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
December 31, 2019	$148	$23	$125
September 30, 2019	$140	$23	$117

The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $43 million as of December 31, 2019 and September 30, 2019, which exceeded the required Tier 1 capital by $26 million and $22 million, respectively.
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
Aequitas Securities Litigation — An amended putative class action complaint was filed in the U.S. District Court for the District of Oregon in Lawrence Ciuffitelli et al. v. Deloitte & Touche LLP, EisnerAmper LLP, Sidley Austin LLP, Tonkon Torp LLP, TD Ameritrade, Inc., and Integrity Bank & Trust, Case No. 3:16CV580, on May 19, 2016. A second amended putative class action complaint was filed on September 8, 2017, in which Duff & Phelps was added as a defendant. The putative class includes all persons who purchased securities of Aequitas Commercial Finance, LLC and its affiliates on or after June 9, 2010. Other groups of plaintiffs have filed non-class action lawsuits in Oregon Circuit Court, Multnomah County, against these and other defendants. FINRA arbitrations have also been filed against TD Ameritrade, Inc. The claims in these actions include allegations that the sales of Aequitas securities were unlawful, the defendants participated and materially aided in such sales in violation of the Oregon securities laws, and material misstatements and omissions were made. While the factual allegations differ in various respects among the cases, plaintiffs' allegations include assertions that: TD Ameritrade, Inc. customers purchased more than $140 million of Aequitas securities; TD Ameritrade, Inc. served as custodian for Aequitas securities; recommended and referred investors to financial advisors as part of its advisor referral program for the purpose of purchasing Aequitas securities; participated in marketing the securities; recommended the securities; provided assurances to investors about the safety of the securities; and developed a market for the securities. In the Ciuffitelli putative class action, plaintiffs allege that more than 1,500 investors were owed more than $600 million on the Aequitas securities they purchased. On August 1, 2018, the Magistrate Judge in that case issued findings and a recommendation that defendants' motions to dismiss the pending complaint be denied with limited exceptions not applicable to the Company. TD Ameritrade, Inc. and other defendants filed objections to the Magistrate Judge's findings and recommendation, which plaintiffs opposed. On September 24, 2018, the District Judge issued an opinion and order adopting the Magistrate Judge's findings and recommendation. In May 2019, TD Ameritrade, Inc. settled all of the non-class action claims then pending for an immaterial amount paid by its insurers. Plaintiffs and defendants Tonkon Torp and Integrity Bank entered into agreements to settle the claims in the Ciuffitelli case on a class basis for an aggregate amount of $14.6 million subject to Court approval. Following a mediation, on July 9, 2019, plaintiffs and the remaining defendants in the Ciuffitelli case reached an agreement to settle the claims on a class basis for $220 million subject to Court approval. TD Ameritrade, Inc. agreed to contribute $20 million and its insurers $12 million of the aggregate settlement amount. On December 16, 2019, the District Judge entered an order approving the class settlements.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $70 million as of December 31, 2019. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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

	December 31, 2019	September 30, 2019
Client margin securities	$29.1	$28.6
Stock borrowings	1.2	1.9
Total collateral available	$30.3	$30.5

Collateral loaned	$2.4	$3.2
Collateral repledged	4.5	4.6
Total collateral loaned or repledged	$6.9	$7.8

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Condensed Consolidated Balance Sheet Classification	December 31, 2019	September 30, 2019
Cash	Receivable from brokers, dealers and clearing organizations	$447	$545
U.S. government debt securities	Securities owned, at fair value	164	168
Total		$611	$713

The Company manages its sweep program through off-balance sheet arrangements with TD and unaffiliated third-party depository financial institutions (together, the "Sweep Program Counterparties"). The sweep program is offered to eligible clients whereby the client's uninvested cash is swept into FDIC-insured (up to specified limits) money market deposit accounts at the Sweep Program Counterparties. The Company earns revenue on client cash at the Sweep Program Counterparties based on the return of floating-rate and fixed-rate notional investments. The Company designates amounts and maturity dates for the fixed-rate notional investments within the sweep program portfolios, subject to certain limitations. In the event the Company instructs the Sweep Program Counterparties to withdraw a fixed-rate notional investment prior to its maturity, the Company may be required to reimburse the Sweep Program Counterparties for any losses incurred as a result of the early withdrawal. In order to mitigate the risk of potential loss due to an early withdrawal of fixed-rate notional investments, the Company maintains a certain level of short-term floating-rate investments within the sweep program portfolios to meet client cash demands. See "Insured Deposit Account Agreement" in Note 15 for a description of the sweep arrangement between the Company and TD.
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

•
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active and inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. This category includes most debt securities, U.S. government agency mortgage-backed securities, which consist of Ginnie Mae Conventional Residential Mortgages and Ginnie Mae Home Equity Conversion Mortgages, and other interest-sensitive financial instruments.

•	Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability.

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019 (dollars in millions):

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$1,939	$—	$—	$1,939
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	3,772	—	3,772
U.S. government agency mortgage-backed securities	—	1,771	—	1,771
Subtotal - Investments segregated and on deposit for regulatory purposes	—	5,543	—	5,543
Securities owned:
U.S. government debt securities	—	513	—	513
Other	1	6	—	7
Subtotal - Securities owned	1	519	—	520
Investments available-for-sale:
U.S. government debt securities	—	1,636	—	1,636
Other assets:
Pay-variable interest rate swaps(1)	—	45	—	45
Other	2	1	—	3
Subtotal - Other assets	2	46	—	48
Total assets at fair value	$1,942	$7,744	$—	$9,686
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$17	$—	$17
Securities sold, not yet purchased:
Equity securities	1	—	—	1
Total liabilities at fair value	$1	$17	$—	$18

(1)	See "Fair Value Hedging" in Note 7 for details.

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,486	$—	$—	$2,486
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	4,394	—	4,394
U.S. government agency mortgage-backed securities	—	1,318	—	1,318
Subtotal - Investments segregated and on deposit for regulatory purposes	—	5,712	—	5,712
Securities owned:
U.S. government debt securities	—	524	—	524
Other	2	6	—	8
Subtotal - Securities owned	2	530	—	532
Investments available-for-sale:
U.S. government debt securities	—	1,668	—	1,668
Other assets:
Pay-variable interest rate swaps(1)	—	71	—	71
U.S. government debt securities	—	1	—	1
Subtotal - Other assets	—	72	—	72
Total assets at fair value	$2,488	$7,982	$—	$10,470
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 7 for details.
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
Level 3 Measurements:
The Company has no assets or liabilities classified as Level 3 of the fair value hierarchy.
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
Long-term debt — As of December 31, 2019, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $3.67 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.56 billion. As of September 30, 2019, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $3.67 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.59 billion.

11. Offsetting Assets and Liabilities
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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of December 31, 2019 and September 30, 2019 (dollars in millions):

	December 31, 2019
					Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet		Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated and on deposit for regulatory purposes:
Reverse repurchase agreements	$500	$—		$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,244	—		1,244	(61)	(1,161)	22
Other assets:
Pay-variable interest rate swaps	45	—		45	(45)	—	—
Total	$1,789	$—		$1,789	$(106)	$(1,661)	$22
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$2,394	$—		$2,394	$(61)	$(2,118)	$215
Accounts payable and other liabilities:
Pay-variable interest rate swaps	17	—	—	17	(16)	—	1
Total	$2,411	$—		$2,411	$(77)	$(2,118)	$216

	September 30, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated and on deposit for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,864	—	1,864	(38)	(1,795)	31
Other assets:
Pay-variable interest rate swaps	71	—	71	(71)	—	—
Total	$2,435	$—	$2,435	$(109)	$(2,295)	$31
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$3,189	$—	$3,189	$(38)	$(2,821)	$330
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	(3)	—	—
Total	$3,192	$—	$3,192	$(41)	$(2,821)	$330

(1)
Included in the gross amounts of deposits paid for securities borrowed is $484 million and $723 million as of December 31, 2019 and September 30, 2019, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.69 billion and $2.48 billion as of December 31, 2019 and September 30, 2019, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	December 31, 2019	September 30, 2019
Deposits received for securities loaned:
Equity securities	$1,922	$2,629
Exchange-traded funds	300	285
Real estate investment trusts	85	181
Closed-end funds	76	86
Other	11	8
Total	$2,394	$3,189

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At December 31, 2019 and September 30, 2019, the Company had received total collateral with a fair value of $1.78 billion and $2.43 billion, respectively, and pledged total collateral with a fair value of $2.19 billion and $2.86 billion, respectively.

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

12. Accumulated Other Comprehensive Income (Loss)
The following table presents the net change in fair value recorded for each component of other comprehensive income (loss) before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain (loss)	$(32)	$8	$(24)	$16	$(4)	$12
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	—	1	1	—	1
Other comprehensive income (loss)	$(31)	$8	$(23)	$17	$(4)	$13

(1) The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.
The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2019	2018
Investments available-for-sale:
Beginning balance	$58	$(7)
Other comprehensive income (loss) before reclassifications	(24)	12
Ending balance	$34	$5
Cash flow hedging instruments:
Beginning balance	$(17)	$(20)
Amounts reclassified from accumulated other comprehensive income (loss)	1	1
Ending balance	$(16)	$(19)
Total accumulated other comprehensive income (loss):
Beginning balance	$41	$(27)
Current period change	(23)	13
Ending balance	$18	$(14)

13. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three months ended December 31, 2019 and 2018.

14. Revenue Recognition
The following table sets forth the disaggregation of the Company's revenue by major source for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2019	2018	% Change
Revenues:
Asset-based revenues:
Bank deposit account fees	$454	$428	6%
Net interest revenue	359	376	(5)%
Investment product fees	145	143	1%
Total asset-based revenues	958	947
Transaction-based revenues:
Order routing revenue	135	129	5%
Commissions (1)	132	364	(64)%
Other	38	44	(14)%
Total transaction-based revenues	305	537
Other revenues	28	32	(13)%
Net revenues	$1,291	$1,516

(1) Effective October 3, 2019, the Company reduced its online exchange-listed stock, exchange traded funds (ETF) (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades).
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
Bank deposit account fees
Bank deposit account fees consists of revenues earned and recognized over time resulting from a sweep program that is offered to eligible clients of the Company whereby clients' uninvested cash is swept off-balance sheet to FDIC-insured (up to specified limits) accounts with Sweep Program Counterparties participating in the program. These revenues are based on the return of floating-rate and fixed-rate notional investments, less the actual interest paid to clients and other applicable fees. Bank deposit account fees are collected from the Sweep Program Counterparties on a monthly basis. See "Insured Deposit Account Agreement" in Note 15 for a description of the sweep arrangement between the Company and TD.
Net interest revenue
Net interest revenue, which is generated from financial instruments covered by various other areas of GAAP, is not within the scope of ASC Topic 606, Revenue from Contracts with Customers, and is included in the table above to reconcile to net revenues disclosed within the Condensed Consolidated Statements of Income. Net interest revenue primarily consists of income generated by interest charged to clients on margin balances, net interest revenue from securities borrowed and securities loaned transactions and interest earned on client cash, net of interest paid to clients on their credit balances.
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
The following table presents the significant components of investment product fees for the periods indicated (dollars in millions):

	Three Months Ended December 31,
	2019	2018	% Change
Investment product fees:
Mutual fund service fees	$80	$67	19%
Investment program fees	64	69	(7)%
Other	1	7	(86)%
Total investment product fees	$145	$143

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
Transaction-Based Revenues
Transaction-based revenues primarily consists of order routing revenue and trading commissions earned on trade execution, net of promotional allowances. The primary factors driving the Company's transaction-based revenues are total trades and average commissions per trade. Commission rates are based on rates established by the Company, which vary by type of trade. Transaction-based revenues are earned and recognized at a point in time, on a trade-date basis, as clients execute trades. These trades are generally settled and trading commissions are collected from the Company's clients within one to two business days after the trade date. Order routing revenues are generated from arrangements with market centers to receive cash payments and/or rebates in exchange for routing orders to these firms for execution and are generally collected from the market centers on a monthly basis. Securities owned by clients, including those that collateralize margin or similar transactions, are not reflected in the accompanying condensed consolidated financial statements.
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
Contract Balances
The following table presents the opening and closing balances of the Company's receivables from contracts with clients that are within the scope of ASC 606 on the Condensed Consolidated Balance Sheets (dollars in millions):

	Contract Balances
	Receivable from Clients	Receivable from Affiliates	Other Receivables	Total Receivables from Contracts with Clients
Opening balance, September 30, 2019	$25	$7	$125	$157
Closing balance, December 31, 2019	54	8	121	183
Increase (decrease)	$29	$1	$(4)	$26

The difference between the opening and closing balances of the Company's receivables from contracts with clients primarily results from the timing difference between the Company's performance and the client's payment. No other significant contract assets or liabilities exist as of December 31, 2019 and September 30, 2019.
Unsatisfied Performance Obligations
The Company does not have any unsatisfied performance obligations subject to a practical expedient election under ASC 606.
15. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal year 2006, TD became an affiliate of the Company. TD owned approximately 43% of the Company's common stock as of December 31, 2019. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of the twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (1) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (2) the yield on floating-rate investments. As of December 31, 2019, the IDA portfolio was comprised of approximately 81% fixed-rate notional investments and 19% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended December 31,
Description		2019	2018
Insured Deposit Account Agreement	Bank deposit account fees	$425	$402
Order Routing Agreement	Other revenues	6	6
Other	Various	2	15
Total revenues		$433	$423

		Expenses to TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended December 31,
Description		2019	2018
Order Routing Agreement	Other expense	$4	$5
Other	Various	2	2
Total expenses		$6	$7

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	December 31, 2019	September 30, 2019
Assets:
Receivable from brokers, dealers and clearing organizations	$372	$—
Receivable from affiliates	121	112

Liabilities:
Payable to brokers, dealers and clearing organizations	$37	$44
Payable to affiliates	3	5
Accounts payable and other liabilities	2	2

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
TD, along with other financial institutions, is participating as a lender under the Parent Revolving Facility and the TDAC Revolving Facilities. For additional information regarding the Company's revolving facilities, see Note 7, Long-term Debt and Other Borrowings. As of December 31, 2019 and September 30, 2019, the total lending commitment received from TD under these credit facilities was $221 million.
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, the terms "we," "us," "our" or "Company," or "TD Ameritrade" in this report refer to TD Ameritrade Holding Corporation and its wholly-owned subsidiaries.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2019, and the Condensed Consolidated Financial Statements and Notes thereto contained in this quarterly report on Form 10-Q.
On November 24, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Charles Schwab Corporation ("Schwab"), providing for the acquisition of the Company by Schwab in an all-stock transaction valued at approximately $26 billion (the "Merger"), subject to the terms and conditions set forth therein. The Merger Agreement was included as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on November 27, 2019. Pursuant to and subject to the terms of the Merger Agreement, our stockholders will receive 1.0837 shares of Schwab's voting common stock for each share of the Company's common stock (the "Merger Consideration"); however, if the Merger Consideration issuable to The Toronto-Dominion Bank ("TD") and its affiliates, together with any other shares of Schwab common stock then owned by TD and its affiliates, would equal a number of shares of Schwab common stock exceeding 9.9% (or such lower percentage of shares of Schwab common stock as the Federal Reserve Board permits TD to acquire in the Merger consistent with a determination that TD does not control Schwab for purposes of the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended) of the issued and outstanding shares of Schwab common stock as of immediately following the closing of the Merger, then TD will receive one share of nonvoting common stock of Schwab in lieu of each such excess share of Schwab common stock. Completion of the Merger is subject to certain conditions, including obtaining the necessary approvals from stockholders of both the Company and Schwab, the satisfaction of certain regulatory approvals and other customary closing conditions. The parties expect the transaction to close during the second half of calendar year 2020. For the three months ended December 31, 2019, we have incurred $25 million of costs related to the proposed Merger, which are included in professional services on the Condensed Consolidated Statements of Income.
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the effect of changes in interest rates on our net interest spread; the effect of client trading activity on our results of operations; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our plans to return capital to stockholders through cash dividends.

The Company's actual results could differ materially from those anticipated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to: risks related to the pending acquisition of the Company by Schwab, including, among others, the risk that expected revenue, expense and other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk that the parties are unable to successfully implement their integration strategies, the possible failure of the parties to satisfy the closing conditions in the Merger Agreement in a timely manner or at all, including stockholder and regulatory approvals, and disruptions to the parties' businesses as a result of the announcement and pendency of the transaction; economic, social and political conditions and other securities industry risks; interest rate risks; liquidity risks; client and counterparty credit risks; clearing function risks; systemic risk; aggressive competition; information system risks, network security risks; investment advisory services risks; merger and acquisition risks; external service provider risks; employee misconduct risks; LIBOR phase-out risks; new laws, rules, regulations and regulatory guidance affecting our business; net capital requirements; extensive regulation and regulatory uncertainties; and litigation, investigations and proceedings involving our business. We are also subject to other risks, uncertainties and assumptions set forth under Item 1A. – Risk Factors of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2019 and in Item 1A of Part II of this quarterly report on Form 10-Q, as well as the risk that our risk management practices may leave us exposed to unidentified or unanticipated risks. The forward-looking statements contained in this report speak only as of the date on which the statements were made. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
The preparation of our financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1 of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2019, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management's judgments and estimates and could materially affect our results of operations and financial position: valuation of goodwill and acquired intangible assets; estimates of effective income tax rates, uncertain tax positions, deferred income taxes and related valuation allowances; and accruals for contingent liabilities. These areas are discussed in further detail under the heading "Critical Accounting Policies and Estimates" in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2019.
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
Average commissions per trade — Total transaction fees and commissions revenue as reported on our consolidated financial statements, less order routing revenue, divided by total trades for the period. Transaction fees and commissions revenue primarily consist of order routing revenue, trading commissions and markups on riskless principal transactions in fixed-income securities.
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
Non-GAAP Net Income and Non-GAAP Diluted EPS — Non-GAAP net income and non-GAAP diluted earnings per share ("EPS") are non-GAAP financial measures. We define non-GAAP net income as net income adjusted to remove the after-tax effect of (1) amortization of acquired intangible assets and (2) acquisition-related expenses associated with the Company's business acquisitions. We consider non-GAAP net income and non-GAAP diluted EPS as important measures of our financial performance because they exclude certain items that may not be indicative of our core operating results and business outlook and may be useful in evaluating the operating performance of the business and facilitating a meaningful comparison of our results in the current period to those in prior and future periods. Amortization of acquired intangible assets is excluded because management does not believe it is indicative of our underlying business performance. Acquisition-related expenses are excluded as these costs are not representative of the costs of running our on-going business. Non-GAAP net income and non-GAAP diluted EPS should be considered in addition to, rather than as a substitute for, GAAP net income and GAAP diluted EPS.
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
Total trades — Revenue-generating client securities trades, which are executed by our broker-dealer and FCM/FDM subsidiaries. Trades generate revenue from order routing, commissions, markups on riskless principal transactions in fixed income securities and transaction fees.
Trading days — Days in which the U.S. equity markets are open for a full trading session. Reduced exchange trading sessions are treated as half trading days.
Transaction fees and commissions — Revenues earned on order routing, trading commissions and markups on riskless principal transactions in fixed-income securities. Revenues earned on trading commissions includes client trades in options (contract fees), futures, foreign exchange, mutual funds, fixed income securities, exchange-traded notes and closed-end funds. In addition, trading commissions are earned on client trades in common and preferred stock, exchange traded funds ("ETFs") and options which are processed through a broker or the interactive voice response phone system.
Transaction-based revenues — Revenues generated from client trade execution, consisting primarily of order routing revenue, commissions, markups on riskless principal transactions in fixed income securities and transaction clearing fees.
Results of Operations
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
Effective October 3, 2019, we reduced our online exchange-listed stock, exchange-traded funds ("ETF") (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades).
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

The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended December 31,
	2019		2018
	$	% of Net Revenues	$	% of Net Revenues
Net income (GAAP)	$379	29.4%	$604	39.8%
Add:
Depreciation and amortization	42	3.3%	35	2.3%
Amortization of acquired intangible assets	30	2.3%	31	2.0%
Interest on borrowings	32	2.5%	32	2.1%
Provision for income taxes	112	8.7%	174	11.5%
EBITDA (non-GAAP)	$595	46.1%	$876	57.8%
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Our net income decreased 37% for the first quarter of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to a decrease in net revenues, an increase in operating expenses and the effect of a $14 million favorable legal settlement during the first quarter of the prior fiscal year, partially offset by lower income taxes. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA decreased 32% for the first quarter of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to a decrease in net revenues, an increase in operating expenses excluding depreciation and amortization and the effect of a $14 million favorable legal settlement during the first quarter of the prior fiscal year.
Our diluted earnings per share decreased 35% to $0.70 for the first quarter of fiscal year 2020 compared to $1.07 for the first quarter of the prior fiscal year due to lower net income, partially offset by a 4% decrease in the weighted average diluted shares outstanding as a result of our stock repurchase program.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first quarter of fiscal year 2020, asset-based revenues and transaction-based revenues accounted for 74% and 24% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended December 31,		Increase/ (Decrease)
	2019	2018
Average bank deposit account balances	$115,872	$114,349	$1,523
Average interest-earning assets	35,904	30,012	5,892
Average spread-based balances	$151,776	$144,361	$7,415

Bank deposit account fee revenue	$454	$428	$26
Net interest revenue	359	376	(17)
Spread-based revenue	$813	$804	$9

Avg. annualized yield—bank deposit account fees	1.53%	1.47%	0.06%
Avg. annualized yield— interest-earning assets	3.91%	4.90%	(0.99)%
Net interest margin (NIM)	2.10%	2.18%	(0.08)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended December 31,
	2019	2018
Segregated cash	$39	$15	$24
Client margin balances	228	289	(61)
Securities lending/borrowing, net	76	54	22
Other cash and interest-earning investments	22	20	2
Client credit balances	(6)	(2)	(4)
Net interest revenue	$359	$376	$(17)

	Average Balance		% Change
	Three months ended December 31,
	2019	2018
Segregated cash	$8,553	$2,889	196%
Client margin balances	20,375	22,138	(8)%
Securities borrowing	1,778	626	184%
Other cash and interest-earning investments	5,198	4,359	19%
Interest-earning assets	$35,904	$30,012	20%

Client credit balances	$20,782	$19,330	8%
Securities lending	2,713	2,716	0%
Interest-bearing liabilities	$23,495	$22,046	7%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended December 31,
	2019	2018
Segregated cash	1.77%	2.01%	(0.24)%
Client margin balances	4.37%	5.10%	(0.73)%
Other cash and interest-earning investments	1.64%	1.83%	(0.19)%
Client credit balances	(0.11)%	(0.04)%	(0.07)%
Net interest revenue	3.91%	4.90%	(0.99)%
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended December 31,		Increase / (Decrease)
	2019	2018
Average fee-based investment balances	$179,512	$263,635	$(84,123)
Average annualized yield—investment product fees	0.32%	0.21%	0.11%
Investment product fee revenue	$145	$143	$2
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended December 31,		% Change
	2019	2018
Total trades (in millions)	64.78	57.53	13%
Average client trades per day	1,028,239	927,849	11%
Trading days	63.0	62.0	2%
Average commissions per trade	$2.61	$7.09	(63)%
Order routing revenue (in millions)	$135	$129	5%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended December 31,		% Change
	2019	2018
Funded accounts (beginning of period)	11,971,000	11,514,000	4%
Funded accounts (end of period)	12,109,000	11,630,000	4%
Percentage change during period	1%	1%

Client assets (beginning of period, in billions)	$1,327.7	$1,297.5	2%
Client assets (end of period, in billions)	$1,430.2	$1,161.6	23%
Percentage change during period	8%	(10)%

Net new assets (in billions)	$28.7	$31.8	(10)%
Net new assets annualized growth rate	9%	10%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended December 31,		% Change
	2019	2018
Revenues:
Asset-based revenues:
Bank deposit account fees	$454	$428	6%
Net interest revenue	359	376	(5)%
Investment product fees	145	143	1%
Total asset-based revenues	958	947	1%
Transaction-based revenues:
Transaction fees and commissions	305	537	(43)%
Other revenues	28	32	(13)%
Net revenues	1,291	1,516	(15)%
Operating expenses:
Employee compensation and benefits	331	317	4%
Clearing and execution costs	50	49	2%
Communications	38	42	(10)%
Occupancy and equipment costs	65	68	(4)%
Depreciation and amortization	42	35	20%
Amortization of acquired intangible assets	30	31	(3)%
Professional services	97	74	31%
Advertising	80	58	38%
Other	37	46	(20)%
Total operating expenses	770	720	7%
Operating income	521	796	(35)%
Other expense (income):
Interest on borrowings	32	32	0%
Other income, net	(2)	(14)	(86)%
Total other expense, net	30	18	67%
Pre-tax income	491	778	(37)%
Provision for income taxes	112	174	(36)%
Net income	$379	$604	(37)%
Other information:
Effective income tax rate	22.8%	22.4%
Average debt outstanding	$3,568	$3,259	9%
Effective interest rate incurred on borrowings	3.48%	3.92%

Three-Month Periods Ended December 31, 2019 and 2018
Net Revenues
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, increased 1% to $958 million, primarily due to a $22 million increase in net interest revenue from our securities borrowing/lending program and an increase in average spread-based balances. These increases were partially offset by a decrease of 8 basis points in net interest margin to 2.10%. The growth in average spread-based is primarily due to our success in attracting net new client assets. The decrease in net interest margin was primarily due to the Federal Open Market Committee decreasing the target range for the federal funds rate by 50 basis points (to between 1.75% to 2.00%) during the fourth quarter of fiscal year 2019 and by 25 basis points during the first quarter of fiscal year 2020 (to between 1.50% to 1.75%).
Bank deposit account fees increased 6% to $454 million, primarily due to an increase of 6 basis points in the average yield earned on the bank deposit account balances and a 1% increase in average client bank deposit account balances. The average yield earned on bank deposit account balances increased primarily due to (1) lower interest rates paid to clients resulting from the decreases in the federal funds rate during the fourth quarter of fiscal year 2019 and the first quarter of fiscal year 2020 and (2) the increase of fixed-rate investment balances benefiting from the federal fund rate increase during the first quarter of fiscal year 2019. These increases were partially offset by the impact of the decreases in the federal funds rate during the fourth quarter of fiscal year 2019 and the first quarter of fiscal year 2020 on the floating-rate investment balances within the bank deposit account portfolio.
Net interest revenue decreased 5% to $359 million, primarily due to decreases in the average yields earned on interest-earning assets as a result of the federal funds rate decreases during fiscal years 2019 and 2020, as described above, and an 8% decrease in average client margin balances. These decreases were partially offset by a 196% increase in average segregated cash balances and a $22 million increase in net interest revenue from our securities borrowing/lending program.
Investment product fees increased 1% to $145 million, primarily due to increased balances in certain high yielding investment products, partially offset by a net decrease in average fee-based investment balances. Average fee-based investment balances decreased overall as a result of (1) the exclusion of equity and ETF assets from the Institutional Asset Based Pricing program and the discontinuation of the ETF Market Center program subsequent to the reduction of our online exchange-listed stock and ETF commissions to $0 per trade, as described below, and (2) the sale of TD Ameritrade Trust Company's ("TDATC"), an indirect wholly-owned subsidiary of the Parent, retirement plan custody and trust assets during the third quarter of the prior fiscal year. The average yield earned on fee-based investment balances increased by 11 basis points, as average balance increases were primarily in investment products which earn higher yields.
Transaction fees and commissions decreased 43% to $305 million, primarily due to lower average commissions per trade, partially offset by an increase in client trading activity and the effect of one more trading day during the first quarter of fiscal year 2020 compared to the first quarter of the prior year. Average commissions per trade decreased to $2.61 from $7.09, primarily due to the reduction of our online exchange-listed stock, ETFs (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades) effective October 3, 2019. Average client trades per day increased 11% to 1,028,239 for the first quarter of fiscal year 2020 compared to 927,849 for the first quarter of the prior fiscal year.
Other revenues decreased 13% to $28 million, primarily due to unfavorable fair market value adjustments to U.S. government debt securities held by our broker-dealer subsidiaries, partially offset by increased fees from processing corporate securities reorganizations.
Operating Expenses
Employee compensation and benefits increased 4% to $331 million, primarily due to $7 million related to organizational changes, an increase in incentive-based compensation and annual merit increases, partially offset by a decrease in the average headcount. The average number of full-time equivalent employees decreased to 9,179 for the first quarter of fiscal year 2020 compared to 9,314 for the first quarter of the prior fiscal year.
Communications expense decreased 10% to $38 million, primarily due to decreased costs resulting from the integration of the Scottrade business, including decreased costs for telecommunications.
Depreciation and amortization increased 20% to $42 million, primarily due to recent software and technology infrastructure upgrades.
Professional services increased 31% to $97 million, primarily due to $25 million of costs related to the proposed Merger.
Advertising expense increased 38% to $80 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.

Other operating expenses decreased 20% to $37 million, primarily due to lower costs related to travel and off-site meetings, and a decrease in expenses as a result of the sale of TDATC's retirement plan custody and trust assets during the third quarter of the prior fiscal year.
Other Expense (Income) and Income Taxes
Interest on borrowings remained unchanged at $32 million, as the 44 basis point decrease in the average effective interest rate on our debt was mostly offset by a 9% increase in average debt outstanding.
Other non-operating income for the first quarter of fiscal year 2020 decreased 86% to $2 million primarily due to a $14 million favorable legal settlement during the first quarter of the prior fiscal year.
Our effective income tax rate was 22.8% for the first quarter of fiscal year 2020, compared to 22.4% for the first quarter of the prior fiscal year. The effective income tax rate for the first quarter of fiscal year 2020 included $9 million of favorable adjustments related to state income tax matters. These items had a favorable impact on our earnings for the first quarter of fiscal year 2020 of approximately $0.02 per share. The effective income tax rate for the first quarter of the prior fiscal year included $18 million of favorable adjustments related to state income tax matters. This item had a favorable impact on our earnings for the first quarter of the prior fiscal year of approximately $0.03 per share. We estimate our effective income tax rate to be approximately 26% for the remainder of fiscal year 2020, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
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
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first quarter of fiscal year 2020 were financed primarily from our subsidiaries' earnings, cash on hand and borrowings. We plan to finance both our ordinary capital and liquidity needs during the remainder of fiscal year 2020 primarily from our subsidiaries' earnings, cash on hand and borrowings.
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
Prior to the proposed Merger, we had planned to return at least 90% of our non-GAAP net income to our stockholders through cash dividends and stock repurchases, pay a quarterly cash dividend of at least $0.31 per share and repurchase a minimum of 15 million shares of our common stock during fiscal year 2020. In accordance with the Merger Agreement, we plan to continue to pay a quarterly cash dividend not to exceed $0.31 per share and cease repurchases of our common stock for the remainder of fiscal year 2020. For more information about our stock repurchases and cash dividends, see "Stock Repurchase Programs" and "Cash Dividends" later in this section.
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity. Liquidity could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $1.25 billion and uncommitted facilities of $600 million under the Parent's intercompany credit agreements were available to its primary broker-dealer and FCM/FDM subsidiaries as of December 31, 2019. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of December 31, 2019 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$3,147	$1,232	$1,915
TD Ameritrade, Inc.	$346	$0.3	$345

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$148	$25	$123
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

	December 31, 2019	September 30, 2019
TD Ameritrade Clearing, Inc.	$601	$703

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
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	December 31, 2019	September 30, 2019
TD Ameritrade Clearing, Inc.	$27.0	$26.8
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under SEC Rule 15c3-3 are summarized in the following table (dollars in billions):

	December 31, 2019	September 30, 2019
TD Ameritrade Clearing, Inc.	$8.2	$8.4
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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	Dec. 31,	Sept. 30,
	2019	2019	Change
Cash and cash equivalents (GAAP)	$2,551	$2,852	$(301)
Less: Non-corporate cash and cash equivalents	(2,257)	(2,478)	221
Corporate cash and cash equivalents	294	374	(80)
Corporate investments	1,636	1,668	(32)
Excess regulatory net capital over management targets	891	859	32
Liquid assets (non-GAAP)	$2,821	$2,901	$(80)

The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2019	$2,901
Plus: EBITDA(1)	595
Less: Payment of cash dividends	(168)
Purchase of treasury stock	(143)
Income taxes paid	(113)
Purchase of property and equipment	(102)
Net increase in cash collateral pledged to interest rate swap counterparties	(53)
Interest paid	(41)
Purchase of treasury stock for income tax withholding on stock-based compensation	(12)
Other changes in working capital and regulatory net capital	(39)
Purchase of other investments	(4)
Liquid assets as of December 31, 2019	$2,821

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 7 – Long-term Debt and Other Borrowings under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Senior Notes — As of December 31, 2019, we had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2024 Notes	October 30, 2018	April 1, 2024	$400	3.750%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
2029 Notes	August 13, 2019	October 1, 2029	$500	2.750%
Fair Value Hedging — We are exposed to changes in the fair value of our fixed-rate Senior Notes resulting from interest rate fluctuations. To hedge a vast majority of this exposure, we entered into fixed-for-variable interest rate swaps on each of the 2022 Notes, 2025 Notes, 2027 Notes and 2029 Notes ( together, the "Hedged Senior Notes"). Each fixed-for-variable interest rate swap has a notional amount and a maturity date matching the aggregate principal amount and maturity date, respectively, for each of the respective Hedged Senior Notes.
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (1) 0.9486% for the swap on the 2022 Notes, (2) 1.1022% for the swap on the 2025 Notes, (3) 1.0340% for the swap on the 2027 Notes and (4) 1.2000% for the swap on the 2029 Notes. As of December 31, 2019, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 3.08%.
Lines of Credit — TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At December 31, 2019, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of December 31, 2019.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of December 31, 2019.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 14, 2020, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of December 31, 2019.
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
There were no borrowings outstanding under the intercompany credit agreements as of December 31, 2019.
Stock Repurchase Programs
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first quarter of fiscal year 2020, we repurchased approximately 1.5 million shares at a weighted average purchase price of $35.23 per share. From the inception of this stock repurchase authorization through December 31, 2019 we have repurchased a total of 30 million shares at a weighted average purchase price of $47.58 per share.
On September 11, 2019, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During the first quarter of fiscal 2020, we repurchased approximately 2.2 million shares at a weighted average purchase price of $40.26 per share. As of December 31, 2019, we had approximately 27.8 million shares remaining on the stock repurchase authorization. In accordance with the Merger Agreement, we have suspended repurchases under our current stock repurchase authorization.
Cash Dividends
We declared a $0.31 per share cash dividend on our common stock during each of the first two quarters of fiscal year 2020. We paid $168 million in cash dividends during the first quarter of fiscal year 2020. We will pay the second quarter dividend on February 19, 2020 to all holders of record of our common stock as of February 5, 2020.
Contractual Obligations
There have been no material changes in our contractual obligations outside the ordinary course of business since September 30, 2019.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 9 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 15 – Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (35% of our net revenues for the first quarter of fiscal year 2020). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.

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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of December 31, 2019, our consolidated duration was 1.8 years. We have an Asset/Liability Committee serve as the governance body with the responsibility of managing interest rate risk, including gap risk.
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

The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of December 31, 2019 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $150 million to $240 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $255 million to $275 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2019. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Item 1A. – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A— "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2019, which could materially affect our business, financial condition and results of operations. The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
Except as set forth below, there have been no material changes in the Company's risk factors from those disclosed in our annual report on Form 10-K for the year ended September 30, 2019.
Risks Related to the Proposed Merger with The Charles Schwab Corporation
On November 24, 2019, TD Ameritrade and The Charles Schwab Corporation ("Schwab") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a wholly-owned subsidiary of Schwab will merge with and into TD Ameritrade, with TD Ameritrade surviving as a wholly-owned subsidiary of Schwab (the "Merger"), subject to the terms and conditions set forth therein. There are a number of risks and uncertainties relating to the Merger. Because of these risks and uncertainties, we have supplemented the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2019, to add the following risk factors:
Because the exchange ratio pursuant to the Merger Agreement is fixed and the market price of Schwab common stock has fluctuated and will continue to fluctuate, TD Ameritrade stockholders cannot be sure of the Merger consideration they will receive upon completion of the Merger or the value of the TD Ameritrade common stock they will give up.
Upon completion of the Merger, each share of TD Ameritrade common stock outstanding immediately prior to the Merger (except for shares of TD Ameritrade common stock held by TD Ameritrade as treasury stock or by Schwab (other than any fiduciary shares) which will be cancelled without payment) will automatically be converted into the right to receive 1.0837 shares of Schwab common stock. Because the exchange ratio is fixed, the value of the Merger consideration will depend on the market price of Schwab common stock at the time the Merger is completed. The value of the Merger consideration has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Schwab's and TD Ameritrade's respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed, the timing of the Merger and regulatory considerations. Many of these factors are beyond Schwab's and TD Ameritrade's control.
The market price of Schwab common stock after the Merger may be affected by factors different from those affecting the market price of TD Ameritrade common stock currently.
Upon completion of the Merger, holders of TD Ameritrade common stock will become holders of shares of Schwab common stock. The businesses of Schwab differ from those of TD Ameritrade in important respects, and, accordingly, the results of operations of Schwab after the Merger, as well as the market price of Schwab common stock, may be affected by factors different from those currently affecting the results of operations of TD Ameritrade.
After completion of the Merger, Schwab may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of Schwab common stock.
The success of the Merger will depend, in significant part, on the ability to realize the anticipated benefits and cost savings from combining the businesses of Schwab and TD Ameritrade. The ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Schwab's ability to successfully combine the businesses of Schwab and TD Ameritrade; and

•	whether the combined business will perform as expected.
If Schwab is not able to successfully combine the businesses of Schwab and TD Ameritrade within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, the combined business may not perform as expected and the value of the Schwab common stock (including the Merger consideration) may be adversely affected.
Schwab and TD Ameritrade have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Schwab or TD Ameritrade employees, the loss of customers, the disruption of either company's or both companies' ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Schwab and TD Ameritrade in order to realize the anticipated benefits of the Merger so the combined business performs as expected:

•	combining certain of the companies' operations and corporate functions;

•	integrating the companies' technologies;

•	integrating and unifying the product offerings and services available to customers;

•	identifying and eliminating redundant and underperforming functions and assets;

•	harmonizing the companies' operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	maintaining existing agreements with commercial counterparties and avoiding delays in entering into new agreements with prospective commercial counterparties;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies' administrative and information technology infrastructure; and

•	coordinating distribution and marketing efforts.
In addition, at times the attention of certain members of either company's or both companies' management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company's ongoing business and the business of the combined company.
TD Ameritrade may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.
Uncertainty about the effect of the Merger on TD Ameritrade employees may impair TD Ameritrade's ability to attract, retain and motivate personnel. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their future roles with the combined business. If employees depart, the integration of the companies may be more difficult and costly, the combined company's business following the Merger may be harmed, and the ability to realize the anticipated benefits of the Merger may be adversely affected.

Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed.
The obligations of Schwab and TD Ameritrade to complete the Merger are subject to satisfaction or waiver of a number of conditions, including, among others: (i) adoption of the Merger Agreement by TD Ameritrade stockholders, including by the stockholders (other than The Toronto-Dominion Bank ("TD"), certain other significant TD Ameritrade stockholders, including J. Joe Ricketts and Marlene Ricketts, and their respective affiliates) of a majority of the outstanding shares of TD Ameritrade common stock (other than shares of TD Ameritrade common stock held by TD, such other significant TD Ameritrade stockholders and their respective affiliates), (ii) approval of the issuance of Schwab common stock in the Merger by Schwab stockholders, (iii) approval of an amendment to Schwab's certificate of incorporation by Schwab stockholders, (iv) expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and receipt of specified governmental consents and approvals, (v) receipt of a determination from the Federal Reserve Board in form and substance reasonably satisfactory to Schwab or, as determined by Schwab in its sole discretion, other acceptable confirmation, that the consummation of the Merger will not result in Schwab either (x) being deemed to be "controlled" by TD or (y) being deemed to be in "control" of specified subsidiaries of TD, in each case as such terms are interpreted by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended (the "noncontrol determinations"), (vi) absence of any applicable law, order or injunction that prohibits completion of the Merger, (vii) approval for the listing on the New York Stock Exchange of the shares of Schwab common stock to be issued in the Merger, subject only to official notice of issuance, (viii) accuracy of the representations and warranties made in the Merger Agreement by the other party, subject to certain materiality thresholds, (ix) performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the Merger, and (x) the absence of a "material adverse effect" (as defined in the Merger Agreement) on the other party. In certain cases, Schwab's obligation to complete the Merger is further subject to the relevant governmental approvals having been received without the imposition of, and there being no applicable law imposing, a "burdensome condition" (as defined in the Merger Agreement). There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
In order to complete the Merger, Schwab and TD Ameritrade must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions to the parties, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
Completion of the Merger is conditioned upon the expiration or early termination of the waiting periods relating to the Merger under the HSR Act and the required governmental authorizations, including the noncontrol determinations from the Federal Reserve Board. Concurrently with the execution and delivery of the Merger Agreement, Schwab, TD Ameritrade and TD entered into a separate letter agreement, pursuant to which TD has agreed to modify (i) its voting rights and governance arrangements as contemplated by the Merger Agreement and/or the stockholder agreement entered into between Schwab and TD concurrently with the entry into the Merger Agreement, to be effective as of the closing of the Merger, and/or (ii) the terms of the Insured Deposit Account agreement entered into between Schwab and TD concurrently with the entry into the Merger Agreement, to be effective as of the closing of the Merger, in each case, to the extent necessary to obtain the foregoing determinations by the Federal Reserve Board; provided, that TD will not be required to take any action which would result in a loss of its ability to account for its ownership of Schwab common shares (including nonvoting common shares) to be issued to it in the Merger on an equity accounting basis. Although Schwab and TD Ameritrade have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the Merger, these governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the combined company. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting the combined company. In addition, there can be no assurance that these terms, obligations or restrictions will not result in the delay or abandonment of the Merger.
TD Ameritrade's business relationships may be subject to disruption due to uncertainty associated with the Merger.
Parties with which TD Ameritrade does business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with TD Ameritrade or the combined business. TD Ameritrade's business relationships may be subject to disruption as parties may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than TD Ameritrade or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of TD Ameritrade or the combined business, including an adverse effect on the ability to realize the anticipated benefits of the Merger. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement limits TD Ameritrade's ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire TD Ameritrade for greater consideration than what Schwab has agreed to pay.
The Merger Agreement contains provisions that make it more difficult for TD Ameritrade to sell its business to a party other than Schwab. These provisions include a general prohibition on TD Ameritrade soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the TD Ameritrade board of directors may not withdraw or modify in a manner adverse to Schwab the recommendation of the TD Ameritrade board of directors in favor of the adoption of the Merger Agreement, and Schwab generally has a right to match any competing acquisition proposals that may be made. Notwithstanding the foregoing, at any time prior to the adoption of the Merger Agreement by TD Ameritrade stockholders, the TD Ameritrade board of directors is permitted to withdraw or modify in a manner adverse to Schwab the recommendation of the TD Ameritrade board of directors in favor of the adoption of the Merger Agreement in certain circumstances if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties to TD Ameritrade stockholders under applicable law. The Merger Agreement requires that TD Ameritrade submit the adoption of the Merger Agreement to a vote of TD Ameritrade's stockholders even if the TD Ameritrade board of directors changes its recommendation in favor of the adoption of the Merger Agreement in a manner adverse to Schwab.
While TD Ameritrade believes these provisions and agreements are reasonable and customary and are not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of TD Ameritrade from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration.
Failure to complete the Merger could negatively impact the stock price and the future business and financial results of TD Ameritrade.
If the Merger is not completed for any reason, including as a result of Schwab stockholders or TD Ameritrade stockholders failing to approve the transaction, the ongoing business of TD Ameritrade may be adversely affected and, without realizing any of the benefits of having completed the Merger, TD Ameritrade would be subject to a number of risks, including the following:

•	TD Ameritrade may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	TD Ameritrade may experience negative reactions from its customers, regulators and employees;

•	TD Ameritrade will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

•
the Merger Agreement places certain restrictions on the conduct of TD Ameritrade's business prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of Schwab (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent TD Ameritrade from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger; and

•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by TD Ameritrade management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to TD Ameritrade as an independent company.

If the Merger is not completed, the risks described above may materialize and they may adversely affect TD Ameritrade's business, financial condition, financial results and stock price.
If the Merger Agreement is terminated in certain circumstances, TD Ameritrade may be required to pay a termination fee of $950 million to Schwab.
In addition, TD Ameritrade could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against TD Ameritrade to perform its obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect TD Ameritrade's business, financial condition, financial results and stock prices.
The Schwab common stock to be received by TD Ameritrade stockholders upon completion of the Merger will have different rights from shares of TD Ameritrade common stock.
Upon completion of the Merger, TD Ameritrade stockholders will no longer be stockholders of TD Ameritrade but will instead become stockholders of Schwab. TD Ameritrade stockholders' rights as stockholders will continue to be governed by Delaware law but the terms of Schwab's certificate of incorporation and Schwab's by-laws are in some respects materially different than the terms of TD Ameritrade's charter and TD Ameritrade's by-laws, which currently govern the rights of TD Ameritrade stockholders.

After the Merger, TD Ameritrade stockholders will have a significantly lower ownership and voting interest in Schwab than they currently have in TD Ameritrade and will exercise less influence over management.
Based on the number of shares of TD Ameritrade common stock outstanding as of November 24, 2019, former TD Ameritrade stockholders will own approximately 31% of the outstanding shares of Schwab common stock. Consequently, former TD Ameritrade stockholders will have less influence over the management and policies of Schwab than they currently have over the management and policies of TD Ameritrade.
Lawsuits may be filed against TD Ameritrade and Schwab challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.
One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if litigation is filed challenging the Merger and a plaintiff is successful in obtaining an order enjoining completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected time frame.
Schwab and TD Ameritrade will incur significant transaction and merger-related costs in connection with the Merger.
Schwab and TD Ameritrade expect to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction costs related to the Merger. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of advisors and representatives, certain employment-related costs relating to employees of TD Ameritrade, filing fees due in connection with filings required under the HSR Act and filing fees and printing and mailing costs for the joint proxy statement/prospectus related to the transaction. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is consummated. Schwab also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. Additional unanticipated costs may be incurred in the Merger and the integration of the two companies' businesses. Although Schwab expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
The Merger may not be accretive to Schwab's earnings per share, which may negatively affect the market price of Schwab common stock following completion of the Merger.
The issuance of new shares of Schwab common stock in the Merger could have the effect of depressing the market price of shares of Schwab common stock. Based on the anticipated synergies between Schwab and TD Ameritrade, the Merger is expected to be accretive to Schwab's earnings per share in the third year following completion of the Merger. However, future events and conditions could reduce the accretion that is currently projected or result in the Merger being dilutive to Schwab's earnings per share, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the Merger. Any dilution of, or delay of any accretion to, Schwab's earnings per share could cause the price of shares of Schwab common stock to decline or grow at a reduced rate.
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2019 - October 31, 2019	2,239,382	$36.31	2,234,586	29,319,623
November 1, 2019 - November 30, 2019	1,680,263	$41.68	1,506,200	27,813,423
December 1, 2019 - December 31, 2019	76,500	$51.63	—	27,813,423
Total – Three months ended December 31, 2019	3,996,145	$38.86	3,740,786	27,813,423
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization on November 20, 2015 in our annual report on Form 10-K. During the first quarter of fiscal year 2020, the remaining shares authorized under the November 20, 2015 stock repurchase authorization were repurchased and the program was completed.
On September 11, 2019, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. We disclosed this authorization in our Form 8-K filed on October 21, 2019.
During the quarter ended December 31, 2019, 255,359 shares were repurchased primarily from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6. – Exhibits

2.1^
Agreement and Plan of Merger, dated as of November 24, 2019, by and among The Charles Schwab Corporation, Americano Acquisition Corp. and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on November 27, 2019)

3.1
Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 27, 2006)

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

4.3	Form of 3.625% Senior Notes due 2025 (included in Exhibit 4.2)

4.4
Supplemental Indenture, dated October 22, 2014, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on October 23, 2014)

4.5
Second Supplemental Indenture, dated March 9, 2015, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on March 9, 2015)

4.6	Form of 2.950% Senior Notes due 2022 (included in Exhibit 4.5)

4.7
Third Supplemental Indenture, dated April 27, 2017, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on April 28, 2017)

4.8	Form of 3.300% Senior Notes due 2027 (included in Exhibit 4.7)

4.9
Fourth Supplemental Indenture, dated November 1, 2018, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on November 1, 2018)

4.10	Form of 3.750% Senior Notes due 2024 (included in Exhibit 4.9)

4.11	Form of Senior Floating Rate Notes due 2021 (included in Exhibit 4.9)

4.12
Fifth Supplemental Indenture, dated August 16, 2019, between TD Ameritrade Holding Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on August 16, 2019)

4.13	Form of 2.750% Senior Notes due 2029 (included in Exhibit 4.12)

10.1
Voting and Support Agreement, dated as of November 24, 2019, by and among TD Ameritrade Holding Corporation, Charles R. Schwab and Helen O'Neill Schwab (incorporated by reference to Exhibit 10.1 of the Company's 8-K filed on November 27, 2019)

10.2
Letter Agreement, dated as of November 24, 2019, by and among The Toronto-Dominion Bank, The Charles Schwab Corporation and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on November 27, 2019)

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Stephen J. Boyle, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Jon C. Peterson, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

^
The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of such schedules and exhibits, or any section thereof, upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: January 31, 2020

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JON C. PETERSON
Jon C. Peterson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)