Form 10-Q
period 2020-03-31
TD AMERITRADE HOLDING CORP
filed 2020-05-07
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2020, there were 540,924,139 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income and stockholders' equity for the three-month and six-month periods ended March 31, 2020 and 2019, the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ ERNST & YOUNG LLP
New York, New York
May 7, 2020

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	September 30, 2019
	(In millions)
ASSETS
Cash and cash equivalents	$3,729	$2,852
Cash and investments segregated and on deposit for regulatory purposes	19,501	8,684
Receivable from brokers, dealers and clearing organizations	1,526	2,439
Receivable from clients, net	16,608	20,618
Receivable from affiliates	89	112
Other receivables, net	324	305
Securities owned, at fair value	417	532
Investments available-for-sale, at fair value	1,796	1,668
Property and equipment at cost, net	905	837
Goodwill	4,227	4,227
Acquired intangible assets, net	1,144	1,204
Other assets	739	308
Total assets	$51,005	$43,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$1,946	$3,308
Payable to clients	33,257	27,067
Accounts payable and other liabilities	1,421	884
Payable to affiliates	5	5
Other borrowings	1,223	—
Long-term debt	3,721	3,594
Deferred income taxes	279	228
Total liabilities	41,852	35,086
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; March 31, 2020 – 541 million shares outstanding; September 30, 2019 – 544 million shares outstanding	7	7
Additional paid-in capital	3,467	3,452
Retained earnings	9,068	8,580
Treasury stock, common, at cost: March 31, 2020 – 129 million shares; September 30, 2019 – 126 million shares	(3,530)	(3,380)
Accumulated other comprehensive income	141	41
Total stockholders' equity	9,153	8,700
Total liabilities and stockholders' equity	$51,005	$43,786
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Revenues:
Asset-based revenues:
Bank deposit account fees	$444	$430	$899	$858
Net interest revenue	332	362	690	737
Investment product fees	144	137	290	280
Total asset-based revenues	920	929	1,879	1,875
Transaction-based revenues:
Transaction fees and commissions	481	487	785	1,024
Other revenues	79	35	108	68
Net revenues	1,480	1,451	2,772	2,967
Operating expenses:
Employee compensation and benefits	377	340	707	657
Clearing and execution costs	75	53	125	102
Communications	38	38	76	80
Occupancy and equipment costs	65	65	131	133
Depreciation and amortization	43	36	84	71
Amortization of acquired intangible assets	30	31	60	62
Professional services	69	74	167	147
Advertising	87	74	168	132
Other	65	35	102	81
Total operating expenses	849	746	1,620	1,465
Operating income	631	705	1,152	1,502
Other expense (income):
Interest on borrowings	31	37	63	70
Other expense (income), net	1	—	(1)	(14)
Total other expense, net	32	37	62	56
Pre-tax income	599	668	1,090	1,446
Provision for income taxes	153	169	266	343
Net income	$446	$499	$824	$1,103
Earnings per share — basic	$0.82	$0.89	$1.52	$1.97
Earnings per share — diluted	$0.82	$0.89	$1.52	$1.96
Weighted average shares outstanding — basic	541	560	541	561
Weighted average shares outstanding — diluted	543	562	543	563
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Net income	$446	$499	$824	$1,103
Other comprehensive income, before tax:
Investments available-for-sale:
Unrealized gain	161	9	129	25
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	1	1	2	2
Total other comprehensive income, before tax	162	10	131	27
Income tax effect	(39)	(2)	(31)	(6)
Total other comprehensive income, net of tax	123	8	100	21
Comprehensive income	$569	$507	$924	$1,124
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	(In Millions)
Balance, December 31, 2019	541	$8,747	$7	$3,459	$8,790	$(3,527)	$18
Net income	—	446	—	—	446	—	—
Other comprehensive loss, net of tax	—	123	—	—	—	—	123
Common stock dividends ($0.31 per share)	—	(168)	—	—	(168)	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(9)	—	—	—	(9)	—
Common stock issued for stock-based compensation, including tax effects	—	—	—	(6)	—	6	—
Stock-based compensation	—	14	—	14	—	—	—
Balance, March 31, 2020	541	$9,153	$7	$3,467	$9,068	$(3,530)	$141

	Three Months Ended March 31, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, December 31, 2018	561	$8,357	$7	$3,400	$7,475	$(2,515)	$4	$(14)
Net income	—	499	—	—	499	—	—	—
Other comprehensive income, net of tax	—	8	—	—	—	—	—	8
Common stock dividends ($0.30 per share)	—	(169)	—	—	(169)	—	—	—
Repurchases of common stock	(7)	(317)	—	—	—	(317)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(62)	—	(62)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(4)	—	—	—	(4)	—	—
Common stock issued for stock-based compensation, including tax effects	—	—	—	(4)	—	4	—	—
Stock-based compensation	—	11	—	11	—	—	—	—
Balance, March 31, 2019	554	$8,323	$7	$3,345	$7,805	$(2,832)	$4	$(6)
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)

	Six Months Ended March 31, 2020
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	(In Millions)
Balance, September 30, 2019	544	$8,700	$7	$3,452	$8,580	$(3,380)	$41
Net income	—	824	—	—	824	—	—
Other comprehensive income, net of tax	—	100	—	—	—	—	100
Common stock dividends ($0.62 per share)	—	(335)	—	—	(335)	—	—
Repurchases of common stock	(4)	(143)	—	—	—	(143)	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(21)	—	—	—	(21)	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(14)	—	14	—
Stock-based compensation	—	29	—	29	—	—	—
Adoption of Accounting Standards Update 2016-02 (Note 1)	—	(1)	—	—	(1)	—	—
Balance, March 31, 2020	541	$9,153	$7	$3,467	$9,068	$(3,530)	$141

	Six Months Ended March 31, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss
	(In Millions)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
Net income	—	1,103	—	—	1,103	—	—	—
Other comprehensive income, net of tax	—	21	—	—	—	—	—	21
Common stock dividends ($0.60 per share)	—	(337)	—	—	(337)	—	—	—
Repurchase of common stock	(10)	(431)	—	31	—	(462)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(74)	—	(74)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(12)	—	—	—	(12)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(13)	—	13	—	—
Stock-based compensation	—	22	—	22	—	—	—	—
Adoption of Accounting Standards Update 2014-09	—	28	—	—	28	—	—	—
Balance, March 31, 2019	554	$8,323	$7	$3,345	$7,805	$(2,832)	$4	$(6)
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2020	2019
	(In millions)
Cash flows from operating activities:
Net income	$824	$1,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	71
Amortization of acquired intangible assets	60	62
Non-cash lease expense	29	—
Deferred income taxes	20	27
Stock-based compensation	29	22
Provision for doubtful accounts on client and other receivables	26	7
Other, net	12	11
Changes in operating assets and liabilities:
Investments segregated and on deposit for regulatory purposes	(1,533)	524
Receivable from brokers, dealers and clearing organizations	913	(252)
Receivable from clients, net	3,984	1,831
Receivable from/payable to affiliates, net	23	(23)
Other receivables, net	(19)	51
Securities owned, at fair value	115	(3)
Other assets	16	(27)
Payable to brokers, dealers and clearing organizations	(1,362)	(507)
Payable to clients	6,190	356
Accounts payable and other liabilities	183	82
Net cash provided by operating activities	9,594	3,335
Cash flows from investing activities:
Purchase of property and equipment	(155)	(92)
Proceeds from sale of property and equipment	—	11
Purchase of investments available-for-sale, at fair value	—	(383)
Purchase of other investments	(2)	(11)
Proceeds from sale of other investments	—	1
Net cash used in investing activities	(157)	(474)
 See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$999
Payment of debt issuance costs	—	(7)
Net proceeds from (payments on) securities sold under agreements to repurchase	1,223	(96)
Proceeds from senior revolving credit facilities	1,050	600
Principal payments on senior revolving credit facilities	(1,050)	(600)
Payment of cash dividends	(335)	(337)
Purchase of treasury stock	(143)	(431)
Purchase of treasury stock for income tax withholding on stock-based compensation	(21)	(12)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(74)
Net cash provided by financing activities	724	42
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	10,161	2,903
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	10,193	4,548
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$20,354	$7,451
Supplemental cash flow information:
Interest paid	$71	$67
Income taxes paid	$123	$147
 See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Six Month Periods Ended March 31, 2020 and 2019
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
In March 2020, the World Health Organization declared the spread of the coronavirus ("COVID-19") a worldwide pandemic. The pandemic has negatively impacted the global economy and is affecting financial markets, causing significant market volatility and erosion of market value. The Company is actively monitoring the impact of COVID-19 on its business, financial condition, liquidity, operations, employees, clients and business partners. In response to the pandemic and for the protection of the Company's employees, clients and business partners, the Company has implemented remote work arrangements for nearly 100% of its employees, has restricted business travel and has temporarily closed its retail branches. To date, with the Company's ability to meet a vast majority of its clients' needs through its technology-based platforms and services, these arrangements have not materially affected the Company's ability to maintain its business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. Based on information available as of the date of this report, the Company does not expect the pandemic to have a material adverse impact to its results of operations and cash flows in the near term; although, given the daily evolution of the pandemic and the global responses to curb its spread, the Company is currently unable to estimate the long-term effects of the pandemic on its financial condition, results of operations or cash flows.
On November 24, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Charles Schwab Corporation ("Schwab") and Americano Acquisition Corp., a wholly-owned subsidiary of Schwab. The Merger Agreement was included as Exhibit 2.1 to the Company's Form 8-K filed with the SEC on November 27, 2019. Upon the terms and subject to the conditions of the Merger Agreement, Americano Acquisition Corp. will merge with and into the Company (the "Merger"), with the Company surviving as a wholly-owned subsidiary of Schwab. Pursuant to and subject to the terms of the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock, $0.01 par value, issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares held by the Company and certain shares held by Schwab), will be converted into the right to receive 1.0837 shares of Schwab's voting common stock, $0.01 par value (the "Merger Consideration"); however, if the Merger Consideration issuable in respect of shares of the Company's common stock owned by The Toronto-Dominion Bank ("TD") and its affiliates as of immediately prior to the effective time of the Merger, together with any other shares of Schwab common stock then owned by TD and its affiliates, would equal a number of shares of Schwab common stock exceeding 9.9% (or such lower percentage of shares of Schwab common stock as the Federal Reserve Board permits TD to acquire in the Merger consistent with a determination that TD does not control Schwab for purposes of the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended) of the issued and outstanding shares of Schwab common stock as of immediately following the effective time of the Merger, then TD will receive one share of nonvoting common stock of Schwab in lieu of each such excess share of Schwab common stock. Completion of the Merger is subject to certain conditions, including obtaining the necessary approvals from stockholders of both the Company and Schwab, the satisfaction of certain regulatory approvals and other customary closing conditions. The parties expect the transaction to close during the second half of calendar year 2020.
For the three and six months ended March 31, 2020, the Company incurred $8 million and $34 million, respectively, of costs related to the proposed Merger, which are included in professional services on the Condensed Consolidated Statements of Income.

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
Recently Issued Accounting Pronouncements
ASU 2020-04 — In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company is evaluating the guidance and the potential impact of adopting ASU 2020-04 on its condensed consolidated financial statements.
ASU 2019-12 — In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company's fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.
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
2. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	March 31, 2020	September 30, 2019
Broker-dealer subsidiaries	$1,870	$2,260
Corporate	1,657	366
Futures commission merchant and forex dealer member subsidiary	96	94
Trust company subsidiary	53	124
Investment advisory subsidiaries	53	8
Total cash and cash equivalents	$3,729	$2,852

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows (dollars in millions):

	March 31, 2020	September 30, 2019
Cash and cash equivalents	$3,729	$2,852
Restricted cash and restricted cash equivalents included in cash and investments segregated and on deposit for regulatory purposes	16,625	7,341
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$20,354	$10,193

Amounts included in restricted cash and restricted cash equivalents consist primarily of qualified deposits in special reserve bank accounts for the exclusive benefit of clients under Rule 15c3-3 of the Securities Exchange Act of 1934 (the "Exchange Act") and other regulations. Restricted cash equivalents consists of highly-liquid investments with an original maturity of three months or less.
3. Cash and Investments Segregated and on Deposit for Regulatory Purposes
Cash and investments segregated and on deposit for regulatory purposes consists of the following (dollars in millions):

	March 31, 2020	September 30, 2019
U.S. government debt securities	$9,368	$4,369
Cash in demand deposit accounts	6,789	2,304
U.S. government agency mortgage-backed securities	2,114	1,318
Reverse repurchase agreements (collateralized by U.S. government debt securities)	1,000	500
Cash on deposit with futures commission merchants	230	168
U.S. government debt securities on deposit with futures commission merchant	—	25
Total	$19,501	$8,684

4. Investments Available-for-Sale
The following tables present the amortized cost and fair value of available-for-sale securities (dollars in millions):

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities(1)	$1,590	$206	$—	$1,796

(1) As of March 31, 2020, the Company had pledged $1.2 billion of available-for-sale securities as collateral for repurchase agreements.

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,591	$77	$—	$1,668

The following table presents the contractual maturities of available-for-sale securities as of March 31, 2020 (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale U.S. Treasury securities:
Due within one to five years	$583	$644
Due within five to ten years	618	692
Due after ten years	389	460
Total available-for-sale U.S. Treasury securities	$1,590	$1,796

5. Income Taxes
The Company's effective income tax rate for the six months ended March 31, 2020 and 2019 was 24.4% and 23.7%, respectively. The provision for income taxes for the six months ended March 31, 2020 included $7 million of net favorable adjustments related to state income tax matters. This item had a favorable impact on the Company's earnings for the six months ended March 31, 2020 of approximately $0.01 per share. The provision for income taxes for the six months ended March 31, 2019 included $18 million of favorable adjustments related to state income tax matters and a $3 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on the Company's earnings for the six months ended March 31, 2019 of approximately $0.04 per share.
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

The following tables present balance sheet and supplemental operating lease information (dollars in millions):

March 31, 2020
Balance Sheet Information:
Assets:
Other assets:
Operating lease right-of-use assets, net	$325
Liabilities:
Accounts payable and other liabilities:
Operating lease liabilities	$360
Supplemental Information:
Weighted-average remaining lease term (years)	8.3
Weighted-average discount rate	2.5%

Six Months Ended March 31, 2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities	$33
Lease liabilities arising from obtaining right-of-use assets	$15
The following table summarizes the amount and classification of operating lease expense for the periods indicated (dollars in millions):

Description	Condensed Consolidated Statements of Income Classification	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease costs, net (1)	Occupancy and equipment costs	$19	$38

(1)
Includes short-term lease costs and is net of sublease income. The short-term lease costs and sublease income are not material for the periods presented. Operating lease costs and sublease income include transactions with related parties, which are not material for the periods presented.

Operating lease expense is recognized on a straight-line basis over the lease term. The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants.
The following table presents the maturities of lease liabilities as of March 31, 2020 (dollars in millions):

Fiscal Year	Operating Leases
2020 Remaining	$8
2021	62
2022	54
2023	47
2024	44
Thereafter (to 2033)	192
Total lease payments	407
Amount representing interest	(47)
Present value of lease liabilities	$360

In accordance with the disclosure requirements for the adoption of ASU 2016-02, the Company is presenting its operating lease commitment table as of September 30, 2019, which was previously disclosed in Note 16 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2019 (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2020	$72	$(2)	$70
2021	64	(1)	63
2022	55	—	55
2023	49	—	49
2024	45	—	45
Thereafter (to 2033)	191	—	191
Total	$476	$(3)	$473

7. Long-term Debt and Other Borrowings
Long-term debt and other borrowings consist of the following (dollars in millions):

March 31, 2020	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Other borrowings:
Securities sold under agreements to repurchase	$1,223	$—	$—	$1,223
Long-term debt:
Senior Notes:
Variable-rate Notes due 2021	600	(2)	—	598
2.950% Notes due 2022	750	(2)	20	768
3.750% Notes due 2024	400	(3)	—	397
3.625% Notes due 2025	500	(2)	47	545
3.300% Notes due 2027	800	(8)	88	880
2.750% Notes due 2029	500	(5)	38	533
Subtotal - Long-term debt	3,550	(22)	193	3,721
Total long-term debt and other borrowings	$4,773	$(22)	$193	$4,944

September 30, 2019	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
Variable-rate Notes due 2021	$600	$(2)	$—	$598
2.950% Notes due 2022	750	(3)	6	753
3.750% Notes due 2024	400	(3)	—	397
3.625% Notes due 2025	500	(3)	25	522
3.300% Notes due 2027	800	(8)	40	832
2.750% Notes due 2029	500	(5)	(3)	492
Total long-term debt	$3,550	$(24)	$68	$3,594

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.

Senior Notes — As of March 31, 2020 and September 30, 2019, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). The fixed rate and variable rate Senior Notes pay interest semi-annually and quarterly, respectively, in arrears. Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2024 Notes	October 30, 2018	April 1, 2024	$400	3.750%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
2029 Notes	August 13, 2019	October 1, 2029	$500	2.750%

Lines of Credit — TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At March 31, 2020, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of March 31, 2020 and September 30, 2019.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The Company's repurchase agreements generally mature between seven and 90 days following the transaction date and are accounted for as secured borrowings. The remaining contractual maturities of the repurchase agreements with outstanding balances as of March 31, 2020 were less than seven days. The weighted average interest rate on the balances outstanding as of March 31, 2020 was 0.19%. There were no borrowings outstanding under repurchase agreements as of September 30, 2019. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (1) 0.9486% for the swap on the 2022 Notes, (2) 1.1022% for the swap on the 2025 Notes, (3) 1.0340% for the swap on the 2027 Notes and (4) 1.2000% for the swap on the 2029 Notes. As of March 31, 2020, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 2.92%.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Gain (loss) on fair value of interest rate swaps	$165	$34	$125	$86
Gain (loss) on fair value of hedged fixed-rate debt	(165)	(34)	(125)	(86)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2020	September 30, 2019
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$193	$71
Accounts payable and other liabilities	$—	$(3)

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of March 31, 2020 and September 30, 2019, the pay-variable interest rate swap counterparties had pledged $219 million and $86 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2019, the Company had pledged $3 million of collateral to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
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
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (1) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (2) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of March 31, 2020 and September 30, 2019. As of March 31, 2020, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — As of March 31, 2020, TDAC had access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility (together, the "TDAC Revolving Facilities"). The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 14, 2020, respectively. On April 21, 2020, TDAC entered into an amendment to the $850 million Revolving Facility, which provides for a senior unsecured revolving credit facility in the aggregate principal amount of $850 million that matures on April 20, 2021 (the "Amended Credit Agreement"). For additional information regarding the Amended Credit Agreement, see Note 16, Subsequent Event.
The applicable interest rate under each of the TDAC Revolving Facilities is calculated as a per annum rate equal to, at the option of TDAC, (1) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (2) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.07% to 0.175% and from 0.06% to 0.125% on any unused amounts of the $600 Million Revolving Facility and the $850 Million Revolving Facility, respectively, each determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the TDAC Revolving Facilities as of March 31, 2020 and September 30, 2019. As of March 31, 2020, the interest rate margin under the TDAC Revolving Facilities would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. As of March 31, 2020, the commitment fees under the $600 Million Revolving Facility and the $850 Million Revolving Facility were 0.10% and 0.08%, respectively, each determined by reference to the Company's public debt ratings.
8. Capital Requirements
The Company's broker-dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and the Financial Industry Regulatory Authority, which requires the maintenance of minimum net capital, as defined. Net capital and the related net capital requirements may fluctuate on a daily basis. TDAC, the Company's clearing broker-dealer subsidiary, and TD Ameritrade, Inc., an introducing broker-dealer subsidiary of the Company, compute net capital under the alternative method as permitted by SEC Rule 15c3-1. TDAC is required to maintain minimum net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of $250,000 or 2% of aggregate debit balances arising from client transactions. In addition, under the alternative method, a broker-dealer may not repay any subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than (1) 5% of aggregate debit balances or (2) 120% of its minimum dollar requirement.
TD Ameritrade Futures & Forex LLC ("TDAFF"), the Company's FCM and FDM subsidiary registered with the CFTC, is subject to CFTC Regulations 1.17 and 5.7 under the Commodity Exchange Act, administered by the CFTC and the National Futures Association. As an FCM, TDAFF is required to maintain minimum adjusted net capital under CFTC Regulation 1.17 of the greater of (1) $1.0 million or (2) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures and options on futures positions carried by the FCM in client and nonclient accounts. As an FDM, TDAFF is also subject to the net capital requirements under CFTC Regulation 5.7, which requires TDAFF to maintain minimum adjusted net capital of the greater of (1) any amount required under CFTC Regulation 1.17 as described above or (2) $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million. In addition, an FCM and FDM must provide notice to the CFTC if its adjusted net capital amounts to less than (1) 110% of its risk-based capital requirement under CFTC Regulation 1.17, (2) 150% of its $1.0 million minimum dollar requirement or (3) 110% of $20.0 million plus 5% of all foreign exchange liabilities owed to forex clients in excess of $10.0 million.
Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
March 31, 2020	$3,265	$403	$2,862	16.22%
September 30, 2019	$3,188	$493	$2,695	12.93%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
March 31, 2020	$331	$0.25	$331
September 30, 2019	$289	$0.25	$289

Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
March 31, 2020	$153	$23	$130
September 30, 2019	$140	$23	$117

The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $43 million as of March 31, 2020 and September 30, 2019, which exceeded the required Tier 1 capital by $33 million and $22 million, respectively.

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
Litigation Relating to the Merger — Six complaints have been filed by purported stockholders of the Company challenging the Merger. The first, a putative class action complaint, was filed by Michael Kent in the United States District Court for the District of Delaware and is captioned Kent v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-00388. The second complaint, filed in the United States District Court for the District of Delaware by Shiva Stein individually, is captioned Stein v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-00410. The third complaint, filed in the United States District Court for the District of New Jersey by Marc Roth individually, is captioned Roth v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03425. The fourth complaint, filed in the United States District Court for the District of New Jersey by Harold Litwin individually, is captioned Litwin v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03569. The fifth, a putative class action complaint, filed in the United States District Court for the District of New Jersey by Audrey Bernstein, is captioned Bernstein v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03695. The sixth complaint, filed in the United States District Court for the Southern District of New York by Glenn Garrison individually, is captioned Garrison v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-02850. The complaints generally allege, among other things, that the defendants named therein authorized the filing of a materially incomplete and misleading registration statement with the SEC. Among other remedies, the complaints seek to enjoin the stockholder vote at the TD Ameritrade special meeting to be held to approve the Merger and related matters and the closing of the Merger, as well as costs and attorneys' fees. The Company believes that the complaints are without merit but is unable to predict the outcome of the ultimate resolution of the lawsuits, or the potential loss, if any, that may result. In addition, a purported stockholder of the Company has made a demand pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of the Company relating to the proposed Merger. There can be no assurances that additional complaints or demands will not be filed or made with respect to the Merger.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $65 million as of March 31, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
The Company borrows securities temporarily from other broker-dealers in connection with its broker-dealer business. The Company deposits cash as collateral for the securities borrowed. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, the Company may be exposed to the risk of selling the securities at lower prevailing market prices. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis and requiring collateral to be returned by the counterparties when necessary, and by participating in a risk-sharing program offered through the OCC.
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

	March 31, 2020	September 30, 2019
Client margin securities	$22.1	$28.6
Stock borrowings	0.3	1.9
Total collateral available	$22.4	$30.5

Collateral loaned	$1.6	$3.2
Collateral repledged	7.7	4.6
Total collateral loaned or repledged	$9.3	$7.8

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Condensed Consolidated Balance Sheet Classification	March 31, 2020	September 30, 2019
Cash	Receivable from brokers, dealers and clearing organizations	$1,158	$545
U.S. government debt securities	Securities owned, at fair value	181	168
Total		$1,339	$713

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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019 (dollars in millions):

	March 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$3,203	$—	$—	$3,203
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	9,368	—	9,368
U.S. government agency mortgage-backed securities	—	2,114	—	2,114
Subtotal - Investments segregated and on deposit for regulatory purposes	—	11,482	—	11,482
Securities owned:
U.S. government debt securities	—	411	—	411
Other	1	5	—	6
Subtotal - Securities owned	1	416	—	417
Investments available-for-sale:
U.S. government debt securities	—	1,796	—	1,796
Other assets:
Pay-variable interest rate swaps(1)	—	193	—	193
Other	2	1	—	3
Subtotal - Other assets	2	194	—	196
Total assets at fair value	$3,206	$13,888	$—	$17,094

(1)	See "Fair Value Hedging" in Note 7 for details.

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,486	$—	$—	$2,486
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	4,394	—	4,394
U.S. government agency mortgage-backed securities	—	1,318	—	1,318
Subtotal - Investments segregated and on deposit for regulatory purposes	—	5,712	—	5,712
Securities owned:
U.S. government debt securities	—	524	—	524
Other	2	6	—	8
Subtotal - Securities owned	2	530	—	532
Investments available-for-sale:
U.S. government debt securities	—	1,668	—	1,668
Other assets:
Pay-variable interest rate swaps(1)	—	71	—	71
U.S. government debt securities	—	1	—	1
Subtotal - Other assets	—	72	—	72
Total assets at fair value	$2,488	$7,982	$—	$10,470
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 7 for details.
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
Long-term debt — As of March 31, 2020, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $3.58 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.72 billion. As of September 30, 2019, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $3.67 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.59 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of March 31, 2020 and September 30, 2019 (dollars in millions):

	March 31, 2020
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated and on deposit for regulatory purposes:
Reverse repurchase agreements	$1,000	$—	$1,000	$—	$(1,000)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	293	—	293	(49)	(237)	7
Other assets:
Pay-variable interest rate swaps	193	—	193	(193)	—	—
Total	$1,486	$—	$1,486	$(242)	$(1,237)	$7
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$1,625	$—	$1,625	$(63)	$(1,277)	$285
Other borrowings:
Securities sold under agreements to repurchase(4)	1,223	—	1,223	(1,223)	—	—
Total	$2,848	$—	$2,848	$(1,286)	$(1,277)	$285

	September 30, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(5)	Collateral Received or Pledged (Including Cash)(6)	Net Amount(7)
Assets:
Investments segregated and on deposit for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,864	—	1,864	(38)	(1,795)	31
Other assets:
Pay-variable interest rate swaps	71	—	71	(71)	—	—
Total	$2,435	$—	$2,435	$(109)	$(2,295)	$31
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$3,189	$—	$3,189	$(38)	$(2,821)	$330
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	(3)	—	—
Total	$3,192	$—	$3,192	$(41)	$(2,821)	$330

(1)
Included in the gross amounts of deposits paid for securities borrowed is $90 million and $723 million as of March 31, 2020 and September 30, 2019, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $1.04 billion and $2.48 billion as of March 31, 2020 and September 30, 2019, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	March 31, 2020	September 30, 2019
Deposits received for securities loaned:
Equity securities	$1,265	$2,629
Exchange-traded funds	285	285
Closed-end funds	50	86
Real estate investment trusts	18	181
Other	7	8
Total	$1,625	$3,189

(4)
The collateral pledged includes available-for-sale U.S. government debt securities at fair value. All of the Company's repurchase agreements have a remaining contractual maturity of less than seven days and, upon default by either party, may be terminated at the option of the non-defaulting party. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.

(5)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(6)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At March 31, 2020 and September 30, 2019, the Company had received total collateral with a fair value of $1.52 billion and $2.43 billion, respectively, and pledged total collateral with a fair value of $2.57 billion and $2.86 billion, respectively.

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
12. Accumulated Other Comprehensive Income (Loss)
The following tables present the net change in fair value recorded for each component of other comprehensive income before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain	$161	$(39)	$122	$9	$(2)	$7
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	1	—	1	1	—	1
Other comprehensive income	$162	$(39)	$123	$10	$(2)	$8

	Six Months Ended March 31,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain	$129	$(31)	$98	$25	$(6)	$19
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	2	—	2	2	—	2
Other comprehensive income	$131	$(31)	$100	$27	$(6)	$21

(1) The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.

The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) for the periods indicated (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Investments available-for-sale:
Beginning balance	$34	$5	$58	$(7)
Other comprehensive income before reclassifications	122	7	98	19
Ending balance	$156	$12	$156	$12
Cash flow hedging instruments:
Beginning balance	$(16)	$(19)	$(17)	$(20)
Amounts reclassified from accumulated other comprehensive loss	1	1	2	2
Ending balance	$(15)	$(18)	$(15)	$(18)
Total accumulated other comprehensive income (loss):
Beginning balance	$18	$(14)	$41	$(27)
Current period change	123	8	100	21
Ending balance	$141	$(6)	$141	$(6)

13. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and six months ended March 31, 2020 and 2019.
14. Revenue Recognition
The following tables set forth the disaggregation of the Company's revenue by major source for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Revenues:
Asset-based revenues:
Bank deposit account fees	$444	$430
Net interest revenue	332	362
Investment product fees	144	137
Total asset-based revenues	920	929
Transaction-based revenues:
Order routing revenue	220	119
Commissions (1)	206	326
Other	55	42
Total transaction-based revenues	481	487
Other revenues	79	35
Net revenues	$1,480	$1,451

	Six Months Ended March 31,
	2020	2019
Revenues:
Asset-based revenues:
Bank deposit account fees	$899	$858
Net interest revenue	690	737
Investment product fees	290	280
Total asset-based revenues	1,879	1,875
Transaction-based revenues:
Order routing revenue	355	248
Commissions(1)	338	690
Other	92	86
Total transaction-based revenues	785	1,024
Other revenues	108	68
Net revenues	$2,772	$2,967

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
The following tables present the significant components of investment product fees for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Investment product fees:
Mutual fund service fees	$79	$68
Investment program fees	63	61
Other	2	8
Total investment product fees	$144	$137

	Six Months Ended March 31,
	2020	2019
Investment product fees:
Mutual funds service fees	$160	$135
Investment program fees	127	129
Other	3	16
Total investment product fees	$290	$280
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
Contract Balances
The following table presents the opening and closing balances of the Company's receivables from contracts with clients that are within the scope of ASC 606 on the Condensed Consolidated Balance Sheets (dollars in millions):

	Contract Balances
	Receivable from Clients	Receivable from Affiliates	Other Receivables	Total Receivables from Contracts with Clients
Opening balance, September 30, 2019	$25	$7	$125	$157
Closing balance, March 31, 2020	26	3	183	212
Increase (decrease)	$1	$(4)	$58	$55

The difference between the opening and closing balances of the Company's total receivables from contracts with clients primarily results from the timing difference between the Company's performance and the receipt of payments. No other significant contract assets or liabilities exist as of March 31, 2020 and September 30, 2019.
Unsatisfied Performance Obligations
The Company does not have any unsatisfied performance obligations subject to a practical expedient election under ASC 606.
15. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal year 2006, TD became an affiliate of the Company. TD owned approximately 43% of the Company's common stock as of March 31, 2020. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of the twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (1) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (2) the yield on floating-rate investments. As of March 31, 2020, the IDA portfolio was comprised of approximately 67% fixed-rate notional investments and 33% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended March 31,		Six Months Ended March 31,
Description		2020	2019	2020	2019
Insured Deposit Account Agreement	Bank deposit account fees	$417	$398	$842	$800
Order Routing Agreement	Other revenues	9	6	15	12
Other	Various	5	2	7	17
Total revenues		$431	$406	$864	$829

		Expenses to TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended March 31,		Six Months Ended March 31,
Description		2020	2019	2020	2019
Order Routing Agreement	Other expense	$8	$4	$12	$9
Other	Various	2	2	4	4
Total expenses		$10	$6	$16	$13

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	March 31, 2020	September 30, 2019
Assets:
Receivable from brokers, dealers and clearing organizations	$68	$—
Receivable from affiliates	89	112

Liabilities:
Payable to brokers, dealers and clearing organizations	$27	$44
Payable to affiliates	5	5
Accounts payable and other liabilities	2	2

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
TD, along with other financial institutions, is participating as a lender under the Parent Revolving Facility and the TDAC Revolving Facilities. For additional information regarding the Company's revolving facilities, see Note 7, Long-term Debt and Other Borrowings. As of March 31, 2020 and September 30, 2019, the total lending commitment received from TD under these credit facilities was $221 million.
16. Subsequent Event
On April 21, 2020, TDAC entered into an amendment to the $850 million Revolving Credit Facility, which provides for a senior unsecured revolving credit facility in the aggregate principal amount of $850 million that matures on April 20, 2021 (the "Amended Credit Agreement"). Borrowings under the Amended Credit Agreement may be used for working capital needs and for general corporate purposes.
The applicable interest rate under the Amended Credit Agreement is calculated as a per annum rate equal to, at the option of TDAC, (1) LIBOR plus an interest rate margin ("Amended Eurodollar loans") or (2) the federal funds effective rate plus an interest rate margin ("Amended Federal Funds Rate loans"). The interest rate margin will range from 1.00% to 1.50% for both Amended Eurodollar loans and Amended Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC will be obligated to pay a commitment fee ranging from 0.20% to 0.35% on any unused amount of the Amended Credit Agreement, determined by reference to the Company's public debt ratings.
The Amended Credit Agreement contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, changes in nature of business, mergers, consolidations, and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain minimum consolidated tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. The Amended Credit Agreement also contains customary affirmative covenants, including, but not limited to, compliance with applicable law, payment of taxes, maintenance of insurance, preservation of corporate existence, keeping of proper books of record and account and maintenance of properties.

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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the impact of the pandemic on our financial condition, results of operations and cash flows; the effect of changes in interest rates on our net interest spread; the effect of client trading activity on our results of operations; the amount of our net revenues, including certain asset-based and trading metrics for the next two quarters of fiscal year 2020; the amounts of our total operating expenses; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our plans to return capital to stockholders through cash dividends.
In March 2020, the World Health Organization declared the spread of the coronavirus ("COVID-19") a worldwide pandemic. The pandemic has negatively impacted the global economy and is affecting financial markets, causing significant market volatility and erosion of market value. We are actively monitoring the impact of COVID-19 on our business, financial condition, liquidity, operations, employees, clients and business partners. In response to the pandemic and for the protection of our employees, clients and business partners, we have implemented remote work arrangements for nearly 100% of our employees, have restricted business travel and have temporarily closed our retail branches. To date, with our ability to meet a vast majority of our clients' needs through our technology-based platforms and services, these arrangements have not materially affected our ability to maintain our business operations. The impact of the pandemic on financial markets resulted in heightened client engagement during the second quarter of fiscal year 2020. Additionally, in response to the pandemic, during March 2020 the Federal Open Market Committee decreased the target range for the federal funds rate by 150 basis points (to between 0 to 0.25%). Based on information available as of the date of this report, we do not expect the pandemic to have a material adverse impact to our results of operations and cash flows in the near term; although, given the daily evolution of the pandemic and the global responses to curb its spread, we are currently unable to estimate the long-term effects of the pandemic on our financial condition, results of operations or cash flows.
On November 24, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Charles Schwab Corporation ("Schwab") and Americano Acquisition Corp., a wholly-owned subsidiary of Schwab. The Merger Agreement was included as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on November 27, 2019. Upon the terms and subject to the conditions of the Merger Agreement, Americano Acquisition Corp. will merge with and into the Company (the "Merger"), with the Company surviving as a wholly-owned subsidiary of Schwab. Pursuant to and subject to the terms of the Merger Agreement, our stockholders will receive 1.0837 shares of Schwab's voting common stock for each share of the Company's common stock (the "Merger Consideration"); however, if the Merger Consideration issuable in respect of shares of the Company's common stock owned by The Toronto-Dominion Bank ("TD") and its affiliates as of immediately prior to the effective time of the Merger, together with any other shares of Schwab common stock then owned by TD and its affiliates, would equal a number of shares of Schwab common stock exceeding 9.9% (or such lower percentage of shares of Schwab common stock as the Federal Reserve Board permits TD to acquire in the Merger consistent with a determination that TD does not control Schwab for purposes of the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended) of the issued and outstanding shares of Schwab common stock as of immediately following the effective time of the Merger, then TD will receive one share of nonvoting common stock of Schwab in lieu of each such excess share of Schwab common stock. Completion of the Merger is subject to certain conditions, including obtaining the necessary approvals from stockholders of both the Company and Schwab, the satisfaction of certain regulatory approvals and other customary closing conditions. The parties expect the transaction to close during the second half of calendar year 2020. For the three and six months ended March 31, 2020, we incurred $8 million and $34 million, respectively, of costs related to the proposed Merger, which are included in professional services on the Condensed Consolidated Statements of Income.
There are risks, uncertainties and assumptions that could cause our actual results or performance to differ materially from those contained in our forward-looking statements. Among the risks, uncertainties and assumptions that could cause our actual results or performance to differ materially from those contained in our forward-looking statements are the risks, uncertainties and assumptions disclosed under Part II, Item 1A. – "Risk Factors," of this quarterly report on Form 10-Q. We are also subject to the risks, uncertainties and assumptions disclosed under Item 1A. – "Risk Factors" of, and elsewhere in, our annual report on Form 10-K for the fiscal year ended September 30, 2019, including, among others, economic, social and political conditions and other securities industry risks; interest rate risks; liquidity risks; client and counterparty credit risks; our ability to introduce new products and services and update or enhance existing products and services to remain competitive; clearing function risks; systemic risk; aggressive competition; information system risks, network security risks; investment advisory services risks; merger and acquisition risks; external service provider risks; employee misconduct risks; LIBOR phase-out risks; new laws, rules, regulations and regulatory guidance affecting our business; net capital requirements; extensive regulation and regulatory uncertainties; and litigation, investigations and proceedings involving our business, as well as the risk that our risk management practices may leave us exposed to unidentified or unanticipated risks. The forward-looking statements contained in this report speak only as of the date on which they were made. We undertake no obligation to publicly update or revise such statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.
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

The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended March 31,				Six months ended March 31,
	2020		2019		2020		2019
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income (GAAP)	$446	30.1%	$499	34.4%	$824	29.7%	$1,103	37.2%
Add:
Depreciation and amortization	43	2.9%	36	2.5%	84	3.0%	71	2.4%
Amortization of acquired intangible assets	30	2.0%	31	2.1%	60	2.2%	62	2.1%
Interest on borrowings	31	2.1%	37	2.5%	63	2.3%	70	2.4%
Provision for income taxes	153	10.3%	169	11.6%	266	9.6%	343	11.6%
EBITDA (non-GAAP)	$703	47.5%	$772	53.2%	$1,297	46.8%	$1,649	55.6%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Our net income decreased 11% for the second quarter of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to an increase in operating expenses, partially offset by an increase in net revenues, lower income taxes and a decrease in interest on borrowings. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA decreased 9% for the second quarter of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to an increase in operating expenses excluding depreciation and amortization, partially offset by an increase in net revenues.
Our diluted earnings per share decreased 8% to $0.82 for the second quarter of fiscal year 2020 compared to $0.89 for the second quarter of the prior fiscal year due to lower net income, partially offset by a 3% decrease in the weighted average diluted shares outstanding as a result of our stock repurchase programs.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019
Our net income decreased 25% for the first half of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to a decrease in net revenues, an increase in operating expenses and the effect of a $14 million favorable legal settlement during the first half of the prior fiscal year. The decreasing impact of these items on net income was partially offset by lower income taxes and a decrease in interest on borrowings.
Our EBITDA decreased 21% for the first half of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to a decrease in net revenues, an increase in operating expenses excluding depreciation and amortization and the effect of a $14 million favorable legal settlement during the first half of the prior fiscal year.
Our diluted earnings per share decreased 22% to $1.52 for the first half of fiscal year 2020 compared to $1.96 for the first half of the prior fiscal year due to lower net income, partially offset by a 4% decrease in the weighted average diluted shares outstanding as a result of our stock repurchase programs.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first half of fiscal year 2020, asset-based revenues and transaction-based revenues accounted for 68% and 28% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended March 31,		Increase/ (Decrease)	Six months ended March 31,		Increase/ (Decrease)
	2020	2019		2020	2019
Average bank deposit account balances	$126,329	$114,728	$11,601	$121,072	$114,536	$6,536
Average interest-earning assets	36,769	31,045	5,724	36,334	30,523	5,811
Average spread-based balances	$163,098	$145,773	$17,325	$157,406	$145,059	$12,347

Bank deposit account fee revenue	$444	$430	$14	$899	$858	$41
Net interest revenue	332	362	(30)	690	737	(47)
Spread-based revenue	$776	$792	$(16)	$1,589	$1,595	$(6)

Avg. annualized yield—bank deposit account fees	1.39%	1.50%	(0.11)%	1.46%	1.48%	(0.02)%
Avg. annualized yield— interest-earning assets	3.56%	4.66%	(1.10)%	3.74%	4.78%	(1.04)%
Net interest margin (NIM)	1.88%	2.17%	(0.29)%	1.99%	2.18%	(0.19)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2020	2019		2020	2019
Segregated cash	$29	$33	$(4)	$67	$48	$19
Client margin balances	216	257	(41)	444	545	(101)
Securities lending/borrowing, net	67	49	18	143	103	40
Other cash and interest-earning investments	21	25	(4)	43	45	(2)
Client credit balances	(1)	(2)	1	(7)	(4)	(3)
Net interest revenue	$332	$362	$(30)	$690	$737	$(47)

	Average Balance		% Change	Average Balance		% Change
	Three months ended March 31,			Six months ended March 31,
	2020	2019		2020	2019
Segregated cash	$9,292	$5,814	60%	$8,920	$4,336	106%
Client margin balances	20,414	19,440	5%	20,395	20,804	(2)%
Securities borrowing	672	902	(25)%	1,228	762	61%
Other cash and interest-earning investments	6,391	4,889	31%	5,791	4,621	25%
Interest-earning assets	$36,769	$31,045	18%	$36,334	$30,523	19%

Client credit balances	$23,874	$19,190	24%	$22,319	$19,261	16%
Securities lending	2,452	2,272	8%	2,583	2,496	3%
Interest-bearing liabilities	$26,326	$21,462	23%	$24,902	$21,757	14%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended March 31,			Six months ended March 31,
	2020	2019		2020	2019
Segregated cash	1.22%	2.26%	(1.04)%	1.49%	2.18%	(0.69)%
Client margin balances	4.18%	5.28%	(1.10)%	4.28%	5.19%	(0.91)%
Other cash and interest-earning investments	1.31%	2.03%	(0.72)%	1.46%	1.94%	(0.48)%
Client credit balances	(0.02)%	(0.05)%	0.03%	(0.06)%	(0.04)%	(0.02)%
Net interest revenue	3.56%	4.66%	(1.10)%	3.74%	4.78%	(1.04)%
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended March 31,		Increase / (Decrease)	Six months ended March 31,		Increase / (Decrease)
	2020	2019		2020	2019
Average fee-based investment balances	$176,756	$273,702	$(96,946)	$178,753	$268,614	$(89,861)
Average annualized yield—investment product fees	0.32%	0.20%	0.12%	0.32%	0.21%	0.11%
Investment product fee revenue	$144	$137	$7	$290	$280	$10
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2020	2019		2020	2019
Total trades (in millions)	130.31	52.48	148%	195.09	110.01	77%
Average client trades per day	2,101,804	860,359	144%	1,560,727	894,378	75%
Trading days	62.0	61.0	2%	125.0	123.0	2%
Average commissions per trade	$2.00	$7.01	(71)%	$2.21	$7.05	(69)%
Order routing revenue (in millions)	$220	$119	85%	$355	$248	43%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2020	2019		2020	2019
Funded accounts (beginning of period)	12,109,000	11,630,000	4%	11,971,000	11,514,000	4%
Funded accounts (end of period)	12,671,000	11,763,000	8%	12,671,000	11,763,000	8%
Percentage change during period	5%	1%		6%	2%

Client assets (beginning of period, in billions)	$1,430.2	$1,161.6	23%	$1,327.7	$1,297.5	2%
Client assets (end of period, in billions)	$1,231.8	$1,297.1	(5)%	$1,231.8	$1,297.1	(5)%
Percentage change during period	(14)%	12%		(7)%	0%

Net new assets (in billions)	$45.4	$19.6	132%	$74.1	$51.5	44%
Net new assets annualized growth rate	13%	7%		11%	8%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended March 31,		% Change	Six months ended March 31,		% Change
	2020	2019		2020	2019
Revenues:
Asset-based revenues:
Bank deposit account fees	$444	$430	3%	$899	$858	5%
Net interest revenue	332	362	(8)%	690	737	(6)%
Investment product fees	144	137	5%	290	280	4%
Total asset-based revenues	920	929	(1)%	1,879	1,875	0%
Transaction-based revenues:
Transaction fees and commissions	481	487	(1)%	785	1,024	(23)%
Other revenues	79	35	126%	108	68	59%
Net revenues	1,480	1,451	2%	2,772	2,967	(7)%
Operating expenses:
Employee compensation and benefits	377	340	11%	707	657	8%
Clearing and execution costs	75	53	42%	125	102	23%
Communications	38	38	0%	76	80	(5)%
Occupancy and equipment costs	65	65	0%	131	133	(2)%
Depreciation and amortization	43	36	19%	84	71	18%
Amortization of acquired intangible assets	30	31	(3)%	60	62	(3)%
Professional services	69	74	(7)%	167	147	14%
Advertising	87	74	18%	168	132	27%
Other	65	35	86%	102	81	26%
Total operating expenses	849	746	14%	1,620	1,465	11%
Operating income	631	705	(10)%	1,152	1,502	(23)%
Other expense (income):
Interest on borrowings	31	37	(16)%	63	70	(10)%
Other expense (income), net	1	—	N/A	(1)	(14)	(93)%
Total other expense, net	32	37	(14)%	62	56	11%
Pre-tax income	599	668	(10)%	1,090	1,446	(25)%
Provision for income taxes	153	169	(9)%	266	343	(22)%
Net income	$446	$499	(11)%	$824	$1,103	(25)%
Other information:
Effective income tax rate	25.5%	25.3%		24.4%	23.7%
Average debt outstanding	$3,837	$3,575	7%	$3,702	$3,415	8%
Effective interest rate incurred on borrowings	3.20%	4.21%		3.34%	4.07%

Three-Month Periods Ended March 31, 2020 and 2019
Net Revenues
We currently project fiscal year 2020 net revenues to be above the midpoint of the $4.9 billion and $5.3 billion range. In this scenario, we anticipate the following for the next two quarters of fiscal year 2020: average client trades per day of 1.7 million; average commissions of $2.25 to $2.30 per trade with derivative trades at 33% of average client trades per day; average annualized yield of 1.00% on bank deposit account balances ranging between $146 billion and $150 billion; and average annualized yields of approximately 2.65% and 0.30% on client margin balances and fee-based investment balances, respectively. This scenario also assumes the forward interest rate curve as of late March 2020.
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, decreased 1% to $920 million, primarily due to a decrease of 29 basis points in net interest margin to 1.88%, partially offset by a 12% increase in average spread-based balances, an $18 million increase in net interest revenue from our securities borrowing/lending program and an increase of 12 basis points in the average yield earned on fee-based investment balances. The decrease in net interest margin was primarily due to the Federal Open Market Committee decreasing the target range for the federal funds rate by 50 basis points (to between 1.75% to 2.00%) during the fourth quarter of fiscal year 2019 and by 175 basis points during the first half of fiscal year 2020 (to between 0% to 0.25%). The growth in average spread-based balances is primarily due to our success in attracting net new client assets.
Bank deposit account fees increased 3% to $444 million, primarily due to lower interest rates paid to clients resulting from recent decreases in the federal funds rate, as described above, and a 10% increase in average client bank deposit account balances. These increases were partially offset by the impact of recent decreases in the federal funds rate on the floating-rate investment balances within the bank deposit account portfolio.
Net interest revenue decreased 8% to $332 million, primarily due to a decrease of 110 basis points in the average yield earned on interest-earning assets as a result of recent decreases in the federal funds rate, as described above. This decrease was partially offset by increases in average segregated cash, client margin and other cash and interest-earning investment balances and an $18 million increase in net interest revenue from our securities borrowing/lending program.
Investment product fees increased 5% to $144 million, primarily due to increased balances in certain high yielding investment products, partially offset by a net decrease in average fee-based investment balances. The average yield earned on fee-based investment balances increased by 12 basis points, as average balance increases were primarily in investment products which earn higher yields. Average fee-based investment balances decreased overall as a result of (1) the exclusion of equity and ETF assets from the Institutional Asset Based Pricing program and the discontinuation of the ETF Market Center program subsequent to the reduction of our online exchange-listed stock and ETF commissions to $0 per trade, as described below, and (2) the sale of TD Ameritrade Trust Company's ("TDATC"), an indirect wholly-owned subsidiary of the Parent, retirement plan custody and trust assets during the third quarter of the prior fiscal year.
Transaction fees and commissions decreased 1% to $481 million, primarily due to lower average commissions per trade, partially offset by an increase in client trading activity and the effect of one more trading day during the second quarter of fiscal year 2020 compared to the second quarter of the prior fiscal year. Average commissions per trade decreased to $2.00 from $7.01, primarily due to the reduction of our online exchange-listed stock, ETFs (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades) effective October 3, 2019. Average client trades per day increased 144% to 2,101,804 for the second quarter of fiscal year 2020 compared to 860,359 for the second quarter of the prior fiscal year. Order routing revenue increased 85% to $220 million due to higher trading volumes.
Other revenues increased 126% to $79 million, primarily due to favorable fair market value adjustments to U.S. government debt securities held by our broker-dealer subsidiaries, other fee revenue associated with additional accounts and transaction processing volumes, and increased fees from proxy services.
Operating Expenses
We anticipate total operating expenses to range from $3.0 billion to $3.1 billion for fiscal year 2020, which is slightly up from prior guidance due to costs related to the proposed Merger, certain employee compensation expenses and higher client engagement.
Employee compensation and benefits increased 11% to $377 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, a $9 million special stipend award to address the residual impacts of working from home during the pandemic, annual merit increases and $5 million related to organizational changes. These increases were partially offset by a decrease in the average headcount. The average number of full-time equivalent employees decreased to 9,068 for the second quarter of fiscal year 2020 compared to 9,515 for the second quarter of the prior fiscal year.
Clearing and execution costs increased 42% to $75 million, primarily due to higher client trading volumes.

Depreciation and amortization increased 19% to $43 million, primarily due to recent software and technology infrastructure upgrades.
Professional services decreased 7% to $69 million, primarily due to decreased usage of consulting and contract services, partially offset by $8 million of costs related to the proposed Merger during the second quarter of fiscal year 2020.
Advertising expense increased 18% to $87 million. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other operating expenses increased 86% to $65 million, primarily due to operational and credit losses as a result of market volatility, partially offset by lower costs related to travel and off-site meetings due to the COVID-19 pandemic.
Other Expense (Income) and Income Taxes
Interest on borrowings decreased 16% to $31 million, primarily due to a decrease of 101 basis points in the average effective interest rate on our debt, partially offset by a 7% increase in average debt outstanding. We issued $500 million of 2.75% Senior Notes due on October 1, 2029 on August 13, 2019 and we utilized repurchase agreements during the second quarter of fiscal year 2020. For more information regarding our debt, see "Long-term Debt and Other Borrowings" later in this section.
Our effective income tax rate was 25.5% for the second quarter of fiscal year 2020, compared to 25.3% for the second quarter of the prior fiscal year. We estimate our effective income tax rate to be approximately 26% for the remainder of fiscal year 2020, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions and federal incentives. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Six-Month Periods Ended March 31, 2020 and 2019
Net Revenues
Asset-based revenues slightly increased to $1.88 billion for the first half of fiscal year 2020, primarily due to a 9% increase in average spread-based balances, a $40 million increase in net interest revenue from our securities borrowing/lending program and an increase of 11 basis points in the average yield earned on fee-based investment balances. These increases were mostly offset by a decrease of 19 basis points in net interest margin to 1.99%. The growth in average spread-based balances is primarily due to our success in attracting net new client assets. The decrease in net interest margin was primarily due to the Federal Open Market Committee decreasing the target range for the federal funds rate by 50 basis points (to between 1.75% to 2.00%) during the fourth quarter of fiscal year 2019 and by 175 basis points during the first half of fiscal year 2020 (to between 0% to 0.25%).
Bank deposit account fees increased 5% to $899 million, primarily due to lower interest rates paid to clients resulting from recent decreases in the federal funds rate, as described above, and an increase in average client bank deposit account balances. These increases were partially offset by the impact of recent decreases in the federal funds rate on the floating-rate investment balances within the bank deposit account portfolio.
Net interest revenue decreased 6% to $690 million, primarily due to a decrease of 104 basis points in the average yield earned on interest-earning assets as a result of recent decreases in the federal funds rate, as described above, and a 2% decrease in average client margin balances. These decreases were partially offset by increases in average segregated cash and other cash and interest-earning investment balances and a $40 million increase in net interest revenue from our securities borrowing/lending program.
Investment product fees increased 4% to $290 million, primarily due to increased balances in certain high yielding investment products, partially offset by a net decrease in average fee-based investment balances. Average fee-based investment balances decreased overall as a result of (1) the exclusion of equity and ETF assets from the Institutional Asset Based Pricing program and the discontinuation of the ETF Market Center program subsequent to the reduction of our online exchange-listed stock and ETF commissions to $0 per trade, as described below, and (2) the sale of TDATC retirement plan custody and trust assets during the third quarter of the prior fiscal year. The average yield earned on fee-based investment balances increased by 11 basis points, as average balance increases were primarily in investment products which earn higher yields.
Transaction fees and commissions decreased 23% to $785 million, primarily due to lower average commissions per trade, partially offset by an increase in client trading activity and the effect of two more trading days during the first half of fiscal year 2020 compared to the first half of the prior fiscal year. Average commissions per trade decreased to $2.21 from $7.05, primarily due to the reduction of our online exchange-listed stock, ETFs (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades) effective October 3, 2019. Average client trades per day increased 75% to 1,560,727 for the first half of fiscal year 2020 compared to 894,378 for the first half of the prior fiscal year. Order routing revenue increased 43% to $355 million due to higher trading volumes.
Other revenues increased 59% to $108 million, primarily due to favorable fair market value adjustments to U.S. government debt securities held by our broker-dealer subsidiaries, other fee revenue associated with additional accounts and transaction processing volumes, and increased fees from proxy services.
Operating Expenses
Employee compensation and benefits increased 8% to $707 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, $12 million related to organizational changes, a $9 million special stipend award to address the residual impacts of working from home during the pandemic and annual merit increases. These increases were partially offset by a decrease in the average headcount. The average number of full-time equivalent employees decreased to 9,108 for the first half of fiscal year 2020 compared to 9,410 for the first half of the prior fiscal year.
Clearing and execution costs increased 23% to $125 million, primarily due to higher client trading volumes.
Depreciation and amortization increased 18% to $84 million, primarily due to recent software and technology infrastructure upgrades.
Professional services increased 14% to $167 million, primarily due to $34 million of costs related to the proposed Merger, partially offset by decreased usage of consulting and contract services and lower costs associated with legal matters.
Other operating expenses increased 26% to $102 million, primarily due to operational and credit losses as a result of market volatility.
Other Expense (Income) and Income Taxes
Interest on borrowings decreased 10% to $63 million, primarily due to a decrease of 73 basis points in the average effective interest rate on our debt, partially offset by an 8% increase in average debt outstanding. On October 30, 2018, we issued $600 million of variable-rate Senior Notes due November 1, 2021 and $400 million of 3.75% Senior Notes due April 1, 2024. We also issued $500 million of 2.75% Senior Notes due on October 1, 2029 on August 13, 2019 and we utilized repurchase agreements during the second quarter of fiscal year 2020.
Other non-operating income for the first half of the prior fiscal year consists of a $14 million favorable legal settlement.
Our effective income tax rate was 24.4% for the first half of fiscal year 2020, compared to 23.7% for the first half of the prior fiscal year. The effective income tax rate for the first half of fiscal year 2020 included $7 million of net favorable adjustments related to state income tax matters. This item had a favorable impact on the Company's earnings for the first half of fiscal year 2020 of approximately $0.01 per share. The effective income tax rate for the first half of the prior fiscal year included $18 million of favorable adjustments related to state income tax matters and a $3 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on our earnings for the first half of the prior fiscal year of approximately $0.04 per share.
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
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first half of fiscal year 2020 were financed primarily from our subsidiaries' earnings, cash on hand and borrowings. We plan to finance both our ordinary capital and liquidity needs during the remainder of fiscal year 2020 primarily from our subsidiaries' earnings, cash on hand and borrowings, as we do not expect the COVID-19 pandemic to have an adverse impact to our results of operations and cash flows in the near term.
Parent Company
The Parent conducts substantially all of its business through its operating subsidiaries, principally its broker-dealer and futures commission merchant ("FCM")/forex dealer member ("FDM") subsidiaries. Dividends from our subsidiaries are an important source of liquidity for the Parent. Some of our subsidiaries are subject to requirements of the Securities and Exchange Commission

("SEC"), the Financial Industry Regulatory Authority, the Commodity Futures Trading Commission ("CFTC"), the National Futures Association and other regulators relating to liquidity, capital standards and the use of client funds and securities, which may limit funds available for the payment of dividends to the Parent.
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
The Parent may make loans of cash or securities under committed and/or uncommitted lines of credit with each of its primary broker-dealer and FCM/FDM subsidiaries in order to provide liquidity. Liquidity could be used to fund increases in our subsidiaries' deposit requirements with clearinghouses, and to provide operating liquidity for client trading and investing activity in the normal course of business and during times of market volatility. Committed facilities of $1.55 billion and uncommitted facilities of $600 million under the Parent's intercompany credit agreements are available to its primary broker-dealer and FCM/FDM subsidiaries. For more information about these credit agreements, see "Long-term Debt and Other Borrowings — Intercompany Credit Agreements" later in this section.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of March 31, 2020 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$3,265	$1,007	$2,258
TD Ameritrade, Inc.	$331	$0.3	$331

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$153	$25	$128
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

	March 31, 2020	September 30, 2019
TD Ameritrade Clearing, Inc.	$1,330	$703
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
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	March 31, 2020	September 30, 2019
TD Ameritrade Clearing, Inc.	$33.0	$26.8
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under SEC Rule 15c3-3 are summarized in the following table (dollars in billions):

	March 31, 2020	September 30, 2019
TD Ameritrade Clearing, Inc.	$19.2	$8.4
For general liquidity needs, TDAC currently maintains two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion. TDAC also utilizes secured uncommitted lines of credit for short-term liquidity needs. These facilities are described under "Long-term Debt and Other Borrowings" later in this section.
In addition, we have established intercompany credit agreements under which the broker-dealer and FCM/FDM subsidiaries may borrow from the Parent. The Parent's intercompany credit agreements with TDAC provide for a committed revolving loan facility of $1.50 billion and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under "Long-Term Debt and Other Borrowings – Intercompany Credit Agreements" later in this section.
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

The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	Mar. 31,	Sept. 30,
	2020	2019	Change
Cash and cash equivalents (GAAP)	$3,729	$2,852	$877
Less: Non-corporate cash and cash equivalents	(2,019)	(2,478)	459
Corporate cash and cash equivalents	1,710	374	1,336
Corporate investments	574	1,668	(1,094)
Excess regulatory net capital over management targets	1,432	859	573
Liquid assets (non-GAAP)	$3,716	$2,901	$815
The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2019	$2,901
Plus: EBITDA(1)	1,297
Other changes in working capital and regulatory net capital	232
Net change in cash collateral received from interest rate swap counterparties	136
Less: Payment of cash dividends	(335)
Purchase of property and equipment	(155)
Purchase of treasury stock	(143)
Income taxes paid	(123)
Interest paid	(71)
Purchase of treasury stock for income tax withholding on stock-based compensation	(21)
Purchase of other investments	(2)
Liquid assets as of March 31, 2020	$3,716

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 7 – Long-term Debt and Other Borrowings under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Senior Notes — As of March 31, 2020, we had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

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
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (1) 0.9486%

for the swap on the 2022 Notes, (2) 1.1022% for the swap on the 2025 Notes, (3) 1.0340% for the swap on the 2027 Notes and (4) 1.2000% for the swap on the 2029 Notes. As of March 31, 2020, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 2.92%.
Lines of Credit — TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At March 31, 2020, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of March 31, 2020.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. Our repurchase agreements generally mature between seven and 90 days following the transaction date and are accounted for as secured borrowings. As of March 31, 2020, the weighted average interest rate on the $1.22 billion outstanding repurchase agreement balances was 0.19%.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of March 31, 2020.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — As of March 31, 2020, TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. The maturity dates of the $600 Million Revolving Facility and the $850 Million Revolving Facility are April 21, 2022 and May 14, 2020, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of March 31, 2020. On April 21, 2020, TDAC entered into an amendment to the $850 Million Revolving Facility, which provides for a senior unsecured revolving credit facility in the aggregate principal amount of $850 million that matures on April 20, 2021 (the "Amended Credit Agreement"). See Note 16 – Subsequent Event under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements for additional details regarding the Amended Credit Agreement.
Intercompany Credit Agreements — The Parent has entered into credit agreements with each of its primary broker-dealer and FCM/FDM subsidiaries, under which the Parent may make loans of cash or securities under committed and/or uncommitted lines of credit. Key information about the committed and/or uncommitted lines of credit is summarized in the following table (dollars in millions):

Borrower Subsidiary	Committed Facility	Uncommitted Facility(1)	Termination Date
TD Ameritrade Clearing, Inc.	$1,500	$300	March 1, 2022
TD Ameritrade, Inc.	N/A	$300	March 1, 2022
TD Ameritrade Futures & Forex LLC	$45	N/A	August 11, 2021

(1)	The Parent is permitted, but under no obligation, to make loans under uncommitted facilities.
There were no borrowings outstanding under the intercompany credit agreements as of March 31, 2020.
Stock Repurchase Programs
On November 20, 2015, our board of directors authorized the repurchase of up to 30 million shares of our common stock. During the first quarter of fiscal year 2020, we completed the November 20, 2015 stock repurchase authorization by repurchasing the remaining 1.5 million shares at a weighted average purchase price of $35.23 per share. From the inception of this stock repurchase authorization through its completion in October 2019, we have repurchased a total of 30 million shares at a weighted average purchase price of $47.58 per share.
On September 11, 2019, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During the first quarter of fiscal year 2020, we repurchased approximately 2.2 million shares at a weighted average purchase price of $40.26 per share. As of March 31, 2020, we had approximately 27.8 million shares remaining on the stock repurchase authorization. In accordance with the Merger Agreement, we have suspended repurchases under our current stock repurchase authorization.

Cash Dividends
We declared a $0.31 per share cash dividend on our common stock during each of the first three quarters of fiscal year 2020. We paid $335 million in cash dividends during the first half of fiscal year 2020. We will pay the third quarter dividend on May 20, 2020 to all holders of record of our common stock as of May 6, 2020.
Contractual Obligations
There have been no material changes in our contractual obligations outside the ordinary course of business since September 30, 2019.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 9 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 15 – Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (32% of our net revenues for the first half of fiscal year 2020). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of March 31, 2020, our consolidated duration was 1.5 years. We have an Asset/Liability Committee serve as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of March 31, 2020 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $325 million to $475 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $75 million to $90 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates are at historically low levels, including the federal funds target rate, which is currently at a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2020. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal year 2020, the Company completed the implementation of a new enterprise resource planning ("ERP") system, migrating its core finance general ledger and human capital management functions.  As a result of the ERP implementation, there were certain changes to processes and procedures, which resulted in material changes to the Company's internal control over financial reporting since management's last assessment of the Company's internal control over financial reporting, which was completed as of September 30, 2019.
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
There are a number of risks and uncertainties relating to the COVID-19 pandemic. Because of these risks and uncertainties, we have supplemented the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2019 as follows:
Risk Factors Relating to Our Business Operations
Economic, social and political conditions and other securities industry risks could adversely affect our business.
Substantially all of our revenues are derived from our securities brokerage business, which generates asset-based revenues and transaction-based revenues. Like other securities brokerage businesses, we are directly affected by economic, social and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Events in global financial markets have from time to time resulted, and may continue to result, in substantial market volatility and changes in client trading volume, and any sustained downturn in general economic conditions or U.S. or foreign financial markets, including equity and debt markets, or continued market volatility or uncertainty could result in reduced client trading volume and order routing revenues. Severe market fluctuations, such as those experienced recently with regard to COVID-19, oil and other commodity prices, concerns over sovereign debt risk, trade policies and tariffs affecting other countries, and those that may arise from global and political tensions or weak economic conditions, may have a direct or indirect negative impact on our trading, net revenues, profitability and growth prospects and otherwise materially adversely affect our business, results of operations, financial condition and cash flows.
At our risk, we rely on external service providers to perform certain key functions.
We rely on a number of external service providers for certain key technology, processing, service and support functions. These include the services of other broker-dealers, market makers, exchanges and clearinghouses to execute and settle client orders. We contract with external providers for futures and foreign exchange clearing. External content providers provide us with financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to clients. These service providers face technological, operational and security risks of their own. A significant failure by any of them, such as improper use or disclosure of our confidential client, employee or Company information, or business disruptions resulting from factors outside of their control, such as the current COVID-19 pandemic, could interrupt our business, subject us to losses and harm our reputation. Also, our external service providers may rely on others, including subcontractors or cloud computing service providers, to provide services to us, which are subject to similar risks.
We evaluate external service providers to verify that they can support the stability of our operations and systems. There is no assurance, however, that we will not experience business interruption or loss due to an act or omission of such a service provider. Any significant failures or security breaches by or of our external service providers or their subcontractors, including any actual or perceived cyberattacks, security breaches, fraud, phishing attacks, acts of vandalism, information security breaches and computer viruses that could result in unauthorized access, misuse, loss or destruction of data, interruption in service or other similar events, could interrupt our business, cause us to incur losses, subject us to fines or litigation and harm our reputation. An interruption in or the cessation of service by any external service provider and our inability to make alternative arrangements in a timely manner could have a material impact on our ability to offer products and services, cause us to incur losses, and could lead to a general loss of customer confidence in our security measures and technology infrastructure.
There is no assurance that our external service providers or their subcontractors will be able to continue to provide these services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs in the future. Some external service providers have assets located outside the United States that are integral to their service to us. Their ability to continue providing these services is subject to the risks of unfavorable political, economic, legal and other developments such as public health crises, social or political instability, changes in government policies or changes in laws and regulations.
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

Public health crises, illnesses, epidemics or pandemics, including the current COVID-19 pandemic and resulting financial market and economic impacts, could materially adversely impact our business, operating results and financial condition.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slowdown in economic activity and a related increase in unemployment. Since the outbreak of COVID-19, more than 30 million people have filed claims for unemployment, and stock markets have declined in value. In response to the COVID-19 pandemic, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year U.S. Treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers. Certain industries have been particularly hard-hit, including the hospitality, restaurant, airline and retail industries.
The spread of COVID-19 has caused us to modify our business practices, including with respect to employee travel, employee work locations and participation in meetings, events and conferences. For example, nearly 100% of our employees are now working from home, we have accelerated the implementation of a virtual desktop solution that historically was used in a more limited fashion, and we have shifted resources between our sites and the sites of outsourced vendors with whom we have relationships, among other changes. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, clients and business partners.
The extent to which COVID-19 impacts our business will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions required to contain and treat it, reactions by companies, clients, investors, governmental entities and financial markets to such actions, and the effect of the pandemic on short- and long-term general economic conditions, among other factors.
Moreover, our future success depends on the skills of our directors, officers and employees, many of whom have held positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
Although we have business continuity plans and other safeguards in place, the COVID-19 pandemic and the related adverse economic consequences could have material adverse effects on our business, financial condition, liquidity, results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this report and in Item 1A. — "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2019.
Our exposure to credit risk with clients and counterparties could result in losses.
We extend margin credit and leverage to clients, which are collateralized by client cash and securities. We also borrow and lend securities in connection with our broker-dealer business. A significant portion of our net revenues is derived from interest on margin loans. By permitting clients to purchase securities on margin and exercise leverage with options and futures positions, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client's indebtedness. These risks are heightened in the current environment due to the significant volatility, uncertainty and economic disruption associated with COVID-19. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have adverse effects on our revenues and profitability. We also engage in financial transactions with counterparties, including securities sold under agreements to repurchase, that expose us to credit losses in the event counterparties cannot meet their obligations. We have policies and procedures designed to manage credit risk, but our policies and procedures may not be fully effective.

Risk Factor Relating to Owning Our Stock
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

•	the announcement of new products, services, acquisitions, or dispositions by us or our competitors;

•	the pricing structure for products and services offered to customers by us or our competitors;

•	our exposure to changes in U.S. monetary policy and its effect on global financial markets and prevailing interest rates;

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

Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, such as public health crises, may also affect our stock price. For example, the financial and other markets have recently experienced extreme volatility, due in large part to the COVID-19 pandemic and its widespread economic impacts. Such volatility has contributed to a significant variance in the market price of our common stock. Continued financial market volatility, and its effect on the market price of our common stock, will largely depend on future developments, which we cannot accurately predict or control.
Because the market price of our common stock can fluctuate significantly, we could become the object of securities class action litigation, which could result in substantial costs and a diversion of management's attention and resources and could have adverse effects on our business and the price of our common stock.
On November 24, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Charles Schwab Corporation ("Schwab"), pursuant to which a wholly-owned subsidiary of Schwab will merge with and into the Company (the "Merger"), with the Company surviving as a wholly-owned subsidiary of Schwab, subject to the terms and conditions set forth therein. There are a number of risks and uncertainties relating to the Merger. Because of these risks and uncertainties, we have supplemented the risk factors previously disclosed in our annual report on Form 10-K for the year ended September 30, 2019, to add the following risk factors:
Risks Related to the Proposed Merger with The Charles Schwab Corporation
Because the exchange ratio pursuant to the Merger Agreement is fixed and the market price of Schwab common stock has fluctuated and will continue to fluctuate, the Company's stockholders cannot be sure of the Merger Consideration they will receive upon completion of the Merger or the value of the Company's common stock they will give up.
Upon completion of the Merger, each share of the Company's common stock outstanding immediately prior to the Merger (except for shares of the Company's common stock held by the Company as treasury stock or by Schwab (other than any fiduciary shares) which will be cancelled without payment) will automatically be converted into the right to receive 1.0837 shares of Schwab common stock. Because the exchange ratio is fixed, the value of the Merger Consideration will depend on the market price of Schwab common stock at the time the Merger is completed. The value of the Merger Consideration has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in Schwab's and the Company's respective businesses, operations and prospects, the recent outbreak of COVID-19, the related disruption to local, regional and global economic activity and financial markets and the impact that any of the foregoing may have on Schwab or the Company and their respective clients and other constituencies, market assessments of the likelihood that the Merger will be completed, the timing of the Merger and regulatory considerations. Many of these factors are beyond Schwab's and the Company's control.

The market price of Schwab common stock after the Merger may be affected by factors different from those affecting the market price of the Company's common stock currently.
Upon completion of the Merger, holders of the Company's common stock will become holders of shares of Schwab common stock. The businesses of Schwab differ from those of the Company in important respects, and, accordingly, the results of operations of Schwab after the Merger, as well as the market price of Schwab common stock, may be affected by factors different from those currently affecting the results of operations of the Company.
After completion of the Merger, Schwab may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of Schwab common stock.
The success of the Merger will depend, in significant part, on the ability to realize the anticipated benefits and cost savings from combining the businesses of Schwab and the Company. The ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Schwab's ability to successfully combine the businesses of Schwab and the Company; and

•	whether the combined business will perform as expected.
If Schwab is not able to successfully combine the businesses of Schwab and the Company within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, the combined business may not perform as expected and the value of the Schwab common stock (including the Merger Consideration) may be adversely affected.
Schwab and the Company have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Schwab or our employees, the loss of customers, the disruption of either company's or both companies' ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Schwab and the Company in order to realize the anticipated benefits of the Merger so the combined business performs as expected:

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
We may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.
Uncertainty about the effect of the Merger on our employees may impair our ability to attract, retain and motivate personnel. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their future roles with the combined business. If employees depart, the integration of the companies may be more difficult and costly, the combined company's business following the Merger may be harmed, and the ability to realize the anticipated benefits of the Merger may be adversely affected.
Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed.
The obligations of Schwab and the Company to complete the Merger are subject to satisfaction or waiver of a number of conditions, including, among others: (i) adoption of the Merger Agreement by the Company's stockholders, including by the stockholders

(other than The Toronto-Dominion Bank ("TD"), certain other significant Company stockholders, including J. Joe Ricketts and Marlene Ricketts, and their respective affiliates) of a majority of the outstanding shares of the Company's common stock (other than shares of the Company's common stock held by TD, such other significant Company stockholders and their respective affiliates), (ii) approval of the issuance of Schwab common stock in the Merger by Schwab stockholders, (iii) approval of an amendment to Schwab's certificate of incorporation by Schwab stockholders, (iv) expiration or termination of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and receipt of specified governmental consents and approvals, (v) receipt of a determination from the Federal Reserve Board in form and substance reasonably satisfactory to Schwab or, as determined by Schwab in its sole discretion, other acceptable confirmation, that the consummation of the Merger will not result in Schwab either (x) being deemed to be "controlled" by TD or (y) being deemed to be in "control" of specified subsidiaries of TD, in each case as such terms are interpreted by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended (the "noncontrol determinations"), (vi) absence of any applicable law, order or injunction that prohibits completion of the Merger, (vii) approval for the listing on the New York Stock Exchange of the shares of Schwab common stock to be issued in the Merger, subject only to official notice of issuance, (viii) accuracy of the representations and warranties made in the Merger Agreement by the other party, subject to certain materiality thresholds, (ix) performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the Merger, and (x) the absence of a "material adverse effect" (as defined in the Merger Agreement) on the other party. In certain cases, Schwab's obligation to complete the Merger is further subject to the relevant governmental approvals having been received without the imposition of, and there being no applicable law imposing, a "burdensome condition" (as defined in the Merger Agreement). There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
In order to complete the Merger, Schwab and the Company must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions to the parties, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
Completion of the Merger is conditioned upon the expiration or early termination of the waiting periods relating to the Merger under the HSR Act and the required governmental authorizations, including the noncontrol determinations from the Federal Reserve Board. Concurrently with the execution and delivery of the Merger Agreement, Schwab, the Company and TD entered into a separate letter agreement, pursuant to which TD has agreed to modify (i) its voting rights and governance arrangements as contemplated by the Merger Agreement and/or the stockholder agreement entered into between Schwab and TD concurrently with the entry into the Merger Agreement, to be effective as of the closing of the Merger, and/or (ii) the terms of the Insured Deposit Account agreement entered into between Schwab and TD concurrently with the entry into the Merger Agreement, to be effective as of the closing of the Merger, in each case to the extent necessary to obtain the foregoing determinations by the Federal Reserve Board; provided, that TD will not be required to take any action which would result in a loss of its ability to account for its ownership of Schwab common shares (including nonvoting common shares) to be issued to it in the Merger on an equity accounting basis. Although Schwab and the Company have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the Merger, these governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the combined company. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting the combined company. In addition, there can be no assurance that these terms, obligations or restrictions will not result in the delay or abandonment of the Merger.
Our business relationships may be subject to disruption due to uncertainty associated with the Merger.
Parties with which we do business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with the Company or the combined business. Our business relationships may be subject to disruption as parties may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations, cash flows or prospects of the Company or the combined business, including an adverse effect on the ability to realize the anticipated benefits of the Merger. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what Schwab has agreed to pay.
The Merger Agreement contains provisions that make it more difficult for the Company to sell its business to a party other than Schwab. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the Company's board of directors may not withdraw or modify in a manner adverse to Schwab the recommendation of the Company's board of directors in favor of the adoption of the Merger Agreement, and Schwab generally has a right to match any competing acquisition proposals that may be made. Notwithstanding the foregoing, at any time prior to the adoption of the Merger Agreement by the Company's stockholders, the Company's board of directors is permitted to withdraw or modify in a manner adverse to Schwab the recommendation of the Company's board of directors in favor of the adoption of the Merger Agreement in certain circumstances if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties to the Company's stockholders under applicable law. The Merger Agreement requires that the Company submit the adoption of the Merger Agreement to a vote of the Company's stockholders even if the Company's board of directors changes its recommendation in favor of the adoption of the Merger Agreement in a manner adverse to Schwab.
While the Company believes these provisions and agreements are reasonable and customary and are not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed Merger Consideration.
Failure to complete the Merger could negatively impact the stock price and the future business and financial results of the Company.
If the Merger is not completed for any reason, including as a result of Schwab stockholders or the Company's stockholders failing to approve the transaction, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	we may experience negative reactions from its customers, regulators and employees;

•	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

•
the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of Schwab (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger; and

•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

If the Merger is not completed, the risks described above may materialize and they may adversely affect our business, financial condition, results of operations, cash flows and stock price.
If the Merger Agreement is terminated in certain circumstances, we may be required to pay a termination fee of $950 million to Schwab.
In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial condition, results of operations, cash flows and stock price.
The Schwab common stock to be received by the Company's stockholders upon completion of the Merger will have different rights from shares of the Company's common stock.
Upon completion of the Merger, the Company's stockholders will no longer be stockholders of the Company but will instead become stockholders of Schwab. The Company's stockholders' rights as stockholders will continue to be governed by Delaware law but the terms of Schwab's certificate of incorporation and Schwab's by-laws are in some respects materially different than the terms of the Company's charter and the Company's by-laws, which currently govern the rights of the Company's stockholders.
After the Merger, the Company's stockholders will have a significantly lower ownership and voting interest in Schwab than they currently have in the Company and will exercise less influence over management.
Based on the number of shares of the Company's common stock outstanding as of November 24, 2019, former Company stockholders will own approximately 31% of the outstanding shares of Schwab common stock. Consequently, former Company stockholders will have less influence over the management and policies of Schwab than they currently have over the management and policies of the Company.

Lawsuits have been filed against the Company and the Company's board of directors and other lawsuits may be filed against the Company and the Company's board of directors challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.
Six complaints have been filed by purported stockholders of the Company challenging the Merger. The first, a putative class action complaint, was filed by Michael Kent in the United States District Court for the District of Delaware and is captioned Kent v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-00388. The second complaint, filed in the United States District Court for the District of Delaware by Shiva Stein individually, is captioned Stein v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-00410. The third complaint, filed in the United States District Court for the District of New Jersey by Marc Roth individually, is captioned Roth v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03425. The fourth complaint, filed in the United States District Court for the District of New Jersey by Harold Litwin individually, is captioned Litwin v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03569. The fifth, a putative class action complaint, filed in the United States District Court for the District of New Jersey by Audrey Bernstein, is captioned Bernstein v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03695. The sixth complaint, filed in the United States District Court for the Southern District of New York by Glenn Garrison individually, is captioned Garrison v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-02850. The complaints generally allege, among other things, that the defendants named therein authorized the filing of a materially incomplete and misleading registration statement with the SEC. Among other remedies, the complaints seek to enjoin the stockholder vote at the TD Ameritrade special meeting to be held to approve the Merger and related matters and the closing of the Merger, as well as costs and attorneys' fees. The Company believes that the complaints are without merit but is unable to predict the outcome of the ultimate resolution of the lawsuits, or the potential loss, if any, that may result. In addition, a purported stockholder of the Company has made a demand pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of the Company relating to the proposed Merger. There can be no assurances that additional complaints or demands will not be filed or made with respect to the Merger.
One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.
Schwab and the Company will incur significant transaction and merger-related costs in connection with the Merger.
Schwab and the Company expect to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction costs related to the Merger. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of advisors and representatives, certain employment-related costs relating to employees of the Company, filing fees due in connection with filings required under the HSR Act and filing fees and printing and mailing costs for the joint proxy statement/prospectus related to the transaction. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is consummated. Schwab also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. Additional unanticipated costs may be incurred in the Merger and the integration of the two companies' businesses. Although Schwab expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
The Merger may not be accretive to Schwab's earnings per share, which may negatively affect the market price of Schwab common stock following completion of the Merger.
The issuance of new shares of Schwab common stock in the Merger could have the effect of depressing the market price of shares of Schwab common stock. Based on the anticipated synergies between Schwab and the Company, the Merger is expected to be accretive to Schwab's earnings per share in the third year following completion of the Merger. However, future events and conditions could reduce the accretion that is currently projected or result in the Merger being dilutive to Schwab's earnings per share, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the Merger. Any dilution of, or delay of any accretion to, Schwab's earnings per share could cause the price of shares of Schwab common stock to decline or grow at a reduced rate.

Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2020 - January 31, 2020	56,703	$50.56	—	27,813,423
February 1, 2020 - February 29, 2020	717	$49.77	—	27,813,423
March 1, 2020 - March 31, 2020	147,446	$42.22	—	27,813,423
Total – Three months ended March 31, 2020	204,866	$44.56	—	27,813,423
On September 11, 2019, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization in our Form 8-K filed on October 21, 2019. This program was the only stock repurchase program in effect and no programs expired during the second quarter of fiscal year 2020.
During the quarter ended March 31, 2020, 204,866 shares were repurchased primarily from employees for income tax withholding in connection with distributions of stock-based compensation.

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

4.13	Form of 2.750% Senior Notes due 2029 (included in Exhibit 4.12)

10.1	Interim President and Chief Executive Officer Term Sheet, effective November 20, 2019, between Stephen J. Boyle and TD Ameritrade Holding Corporation

15.1	Awareness Letter of Independent Registered Public Accounting Firm

31.1	Certification of Stephen J. Boyle, Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of Jon C. Peterson, Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

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
Dated: May 7, 2020

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JON C. PETERSON
Jon C. Peterson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)