Form 10-Q
period 2020-06-30
TD AMERITRADE HOLDING CORP
filed 2020-08-06
CIK 1173431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 29, 2020, there were 540,938,226 outstanding shares of the registrant's common stock.

TD AMERITRADE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TD Ameritrade Holding Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of TD Ameritrade Holding Corporation and subsidiaries (the Company) as of June 30, 2020, the related condensed consolidated statements of income, comprehensive income and stockholders' equity for the three-month and nine-month periods ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ ERNST & YOUNG LLP
New York, New York
August 6, 2020

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	September 30, 2019
	(In millions)
ASSETS
Cash and cash equivalents	$2,577	$2,852
Cash and investments segregated and on deposit for regulatory purposes	18,316	8,684
Receivable from brokers, dealers and clearing organizations	1,732	2,439
Receivable from clients, net	22,100	20,618
Receivable from affiliates	105	112
Other receivables, net	374	305
Securities owned, at fair value	426	532
Investments available-for-sale, at fair value	1,798	1,668
Property and equipment at cost, net	894	837
Goodwill	4,227	4,227
Acquired intangible assets, net	1,114	1,204
Other assets	731	308
Total assets	$54,394	$43,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$3,415	$3,308
Payable to clients	35,882	27,067
Accounts payable and other liabilities	1,505	884
Payable to affiliates	5	5
Long-term debt	3,736	3,594
Deferred income taxes	283	228
Total liabilities	44,826	35,086
Stockholders' equity:
Preferred stock, $0.01 par value; 100 million shares authorized, none issued	—	—
Common stock, $0.01 par value; one billion shares authorized; 670 million shares issued; June 30, 2020 – 541 million shares outstanding; September 30, 2019 – 544 million shares outstanding	7	7
Additional paid-in capital	3,478	3,452
Retained earnings	9,469	8,580
Treasury stock, common, at cost: June 30, 2020 – 129 million shares; September 30, 2019 – 126 million shares	(3,530)	(3,380)
Accumulated other comprehensive income	144	41
Total stockholders' equity	9,568	8,700
Total liabilities and stockholders' equity	$54,394	$43,786
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Revenues:
Asset-based revenues:
Bank deposit account fees	$391	$421	$1,289	$1,280
Net interest revenue	303	383	994	1,120
Investment product fees	128	151	418	431
Total asset-based revenues	822	955	2,701	2,831
Transaction-based revenues:
Transaction fees and commissions	652	477	1,438	1,500
Other revenues	112	59	219	126
Net revenues	1,586	1,491	4,358	4,457
Operating expenses:
Employee compensation and benefits	366	325	1,073	982
Clearing and execution costs	88	59	212	161
Communications	38	39	114	119
Occupancy and equipment costs	64	67	195	199
Depreciation and amortization	43	38	127	109
Amortization of acquired intangible assets	29	31	90	93
Professional services	86	71	253	218
Advertising	59	80	227	213
Other	35	61	137	142
Total operating expenses	808	771	2,428	2,236
Operating income	778	720	1,930	2,221
Other expense (income):
Interest on borrowings	25	37	88	107
Gain on business-related divestiture	—	(60)	—	(60)
Other income, net	—	—	(1)	(14)
Total other expense (income), net	25	(23)	87	33
Pre-tax income	753	743	1,843	2,188
Provision for income taxes	184	188	450	530
Net income	$569	$555	$1,393	$1,658
Earnings per share — basic	$1.05	$1.01	$2.57	$2.97
Earnings per share — diluted	$1.05	$1.00	$2.57	$2.96
Weighted average shares outstanding — basic	541	552	541	558
Weighted average shares outstanding — diluted	543	554	543	560
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net income	$569	$555	$1,393	$1,658
Other comprehensive income, before tax:
Investments available-for-sale:
Unrealized gain	3	17	132	42
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income	2	1	4	3
Total other comprehensive income, before tax	5	18	136	45
Income tax effect	(2)	(5)	(33)	(11)
Total other comprehensive income, net of tax	3	13	103	34
Comprehensive income	$572	$568	$1,496	$1,692
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2020
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	(In Millions)
Balance, March 31, 2020	541	$9,153	$7	$3,467	$9,068	$(3,530)	$141
Net income	—	569	—	—	569	—	—
Other comprehensive income, net of tax	—	3	—	—	—	—	3
Common stock dividends ($0.31 per share)	—	(168)	—	—	(168)	—	—
Stock-based compensation	—	11	—	11	—	—	—
Balance, June 30, 2020	541	$9,568	$7	$3,478	$9,469	$(3,530)	$144

	Three Months Ended June 30, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
	(In Millions)
Balance, March 31, 2019	554	$8,323	$7	$3,345	$7,805	$(2,832)	$4	$(6)
Net income	—	555	—	—	555	—	—	—
Other comprehensive income, net of tax	—	13	—	—	—	—	—	13
Common stock dividends ($0.30 per share)	—	(166)	—	—	(166)	—	—	—
Repurchases of common stock	(4)	(242)	—	—	—	(242)	—	—
Stock-based compensation	—	10	—	10	—	—	—	—
Balance, June 30, 2019	550	$8,493	$7	$3,355	$8,194	$(3,074)	$4	$7
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
(Unaudited)

	Nine Months Ended June 30, 2020
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	(In Millions)
Balance, September 30, 2019	544	$8,700	$7	$3,452	$8,580	$(3,380)	$41
Net income	—	1,393	—	—	1,393	—	—
Other comprehensive income, net of tax	—	103	—	—	—	—	103
Common stock dividends ($0.93 per share)	—	(503)	—	—	(503)	—	—
Repurchases of common stock	(4)	(143)	—	—	—	(143)	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(21)	—	—	—	(21)	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(14)	—	14	—
Stock-based compensation	—	40	—	40	—	—	—
Adoption of Accounting Standards Update 2016-02 (Note 1)	—	(1)	—	—	(1)	—	—
Balance, June 30, 2020	541	$9,568	$7	$3,478	$9,469	$(3,530)	$144

	Nine Months Ended June 30, 2019
	Total Common Shares Outstanding	Total Stockholders' Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
	(In Millions)
Balance, September 30, 2018	563	$8,003	$7	$3,379	$7,011	$(2,371)	$4	$(27)
Net income	—	1,658	—	—	1,658	—	—	—
Other comprehensive income, net of tax	—	34	—	—	—	—	—	34
Common stock dividends ($0.90 per share)	—	(503)	—	—	(503)	—	—	—
Repurchase of common stock	(14)	(673)	—	31	—	(704)	—	—
Future treasury stock purchases under accelerated stock repurchase agreement	—	(74)	—	(74)	—	—	—	—
Repurchases of common stock for income tax withholding on stock-based compensation	—	(12)	—	—	—	(12)	—	—
Common stock issued for stock-based compensation, including tax effects	1	—	—	(13)	—	13	—	—
Stock-based compensation	—	32	—	32	—	—	—	—
Adoption of Accounting Standards Update 2014-09	—	28	—	—	28	—	—	—
Balance, June 30, 2019	550	$8,493	$7	$3,355	$8,194	$(3,074)	$4	$7
See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
	(In millions)
Cash flows from operating activities:
Net income	$1,393	$1,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127	109
Amortization of acquired intangible assets	90	93
Non-cash lease expense	46	—
Deferred income taxes	24	26
Gain on business-related divestiture	—	(60)
Stock-based compensation	40	32
Provision for doubtful accounts on client and other receivables	34	12
Other, net	20	15
Changes in operating assets and liabilities:
Investments segregated and on deposit for regulatory purposes	(5,572)	535
Receivable from brokers, dealers and clearing organizations	707	(406)
Receivable from clients, net	(1,516)	1,758
Receivable from/payable to affiliates, net	7	(18)
Other receivables, net	(69)	43
Securities owned, at fair value	106	(162)
Other assets	26	(19)
Payable to brokers, dealers and clearing organizations	107	230
Payable to clients	8,815	1,704
Accounts payable and other liabilities	256	223
Net cash provided by operating activities	4,641	5,773
Cash flows from investing activities:
Purchase of property and equipment	(187)	(151)
Cash received from business-related divestiture	—	62
Purchase of investments available-for-sale, at fair value	—	(899)
Proceeds from sale of investments available-for-sale, at fair value	—	299
Other, net	(1)	20
Net cash used in investing activities	(188)	(669)
 See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$999
Payment of debt issuance costs	(1)	(8)
Net payments on securities sold under agreements to repurchase	—	(96)
Proceeds from senior revolving credit facilities	1,350	1,700
Principal payments on senior revolving credit facilities	(1,350)	(1,700)
Payment of cash dividends	(503)	(503)
Purchase of treasury stock	(143)	(673)
Purchase of treasury stock for income tax withholding on stock-based compensation	(21)	(12)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(74)
Net cash used in financing activities	(668)	(367)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	3,785	4,737
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	10,193	4,548
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$13,978	$9,285
Supplemental cash flow information:
Interest paid	$101	$112
Income taxes paid	$164	$226
 See notes to condensed consolidated financial statements.

TD AMERITRADE HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month and Nine Month Periods Ended June 30, 2020 and 2019
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
In March 2020, the World Health Organization declared the spread of coronavirus disease 2019 ("COVID-19") a worldwide pandemic. The pandemic has negatively impacted the global economy and caused significant volatility in the financial markets. The Company continues to actively monitor the pandemic and has taken and intends to continue taking steps to identify and mitigate the adverse impacts on, and risks to, the Company's business, financial condition, liquidity, operations, employees, clients and business partners. In response to the pandemic and for the protection of the Company's employees, clients and business partners, the Company implemented remote work arrangements for nearly all of its employees, has restricted business travel and has temporarily closed its retail branches. To date, with the Company's ability to meet a vast majority of its clients' needs through its technology-based platforms and services, these arrangements have not materially affected the Company's ability to maintain its business operations, including the operation of its financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. Based on information available as of the date of this report, the Company does not expect the pandemic to have a material adverse impact on its financial condition, results of operations or cash flows in the near term; although, given the daily evolution of the pandemic, the global responses to curb its spread and the related economic impacts, the Company is currently unable to estimate the long-term effects of the pandemic on its financial condition, results of operations or cash flows.
On November 24, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Charles Schwab Corporation ("Schwab") and Americano Acquisition Corp., a wholly-owned subsidiary of Schwab. On May 14, 2020, the Company entered into Amendment No. 1 to the Merger Agreement. The Merger Agreement and Amendment No. 1 to the Merger Agreement were included as Exhibit 2.1 and Exhibit 2.2, respectively, to the Company's Form 8-K's filed with the SEC on November 27, 2019 and May 15, 2020, respectively. Upon the terms and subject to the conditions of the Merger Agreement, Americano Acquisition Corp. will merge with and into the Company (the "Merger"), with the Company surviving as a wholly-owned subsidiary of Schwab. Pursuant to and subject to the terms of the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock, $0.01 par value, issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares held by the Company and certain shares held by Schwab), will be converted into the right to receive 1.0837 shares of Schwab's voting common stock, $0.01 par value (the "Merger Consideration"); however, if the Merger Consideration issuable in respect of shares of the Company's common stock owned by The Toronto-Dominion Bank ("TD") and its affiliates as of immediately prior to the effective time of the Merger, together with any other shares of Schwab common stock then owned by TD and its affiliates, would equal a number of shares of Schwab common stock exceeding 9.9% (or such lower percentage of shares of Schwab common stock as the Federal Reserve Board permits TD to acquire in the Merger consistent with a determination that TD does not control Schwab for purposes of the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended) of the issued and outstanding shares of Schwab common stock as of immediately following the effective time of the Merger, then TD will receive one share of nonvoting common stock of Schwab in lieu of each such excess share of Schwab common stock. On June 4, 2020, the Company and Schwab each held a special meeting of stockholders, where the stockholders of both companies approved the proposals related to the Merger. In addition, on June 4, 2020, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements

Act of 1976, as amended, with respect to the Merger. Completion of the Merger remains subject to the satisfaction of customary closing conditions set forth in the Merger Agreement, including receipt of other regulatory approvals. The parties expect the transaction to close during the second half of calendar year 2020.
For the three and nine months ended June 30, 2020, the Company incurred $10 million and $43 million, respectively, of costs related to the proposed Merger, which are included in professional services on the Condensed Consolidated Statements of Income.
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
2. Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
The Company's cash and cash equivalents is summarized in the following table (dollars in millions):

	June 30, 2020	September 30, 2019
Broker-dealer subsidiaries	$1,685	$2,260
Corporate	685	366
Futures commission merchant and forex dealer member subsidiary	152	94
Investment advisory subsidiaries	35	8
Trust company subsidiary	20	124
Total cash and cash equivalents	$2,577	$2,852

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows (dollars in millions):

	June 30, 2020	September 30, 2019
Cash and cash equivalents	$2,577	$2,852
Restricted cash and restricted cash equivalents included in cash and investments segregated and on deposit for regulatory purposes	11,401	7,341
Total cash, cash equivalents, restricted cash and restricted cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$13,978	$10,193

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

	June 30, 2020	September 30, 2019
U.S. government debt securities	$9,157	$4,369
Cash in demand deposit accounts	5,793	2,304
U.S. government agency mortgage-backed securities	3,107	1,318
Cash on deposit with futures commission merchants	259	168
Reverse repurchase agreements (collateralized by U.S. government debt securities)	—	500
U.S. government debt securities on deposit with futures commission merchant	—	25
Total	$18,316	$8,684

4. Investments Available-for-Sale
The following tables present the amortized cost and fair value of available-for-sale securities (dollars in millions):

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,589	$209	$—	$1,798

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$1,591	$77	$—	$1,668

The following table presents the contractual maturities of available-for-sale securities as of June 30, 2020 (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale U.S. Treasury securities:
Due within one to five years	$584	$645
Due within five to ten years	617	694
Due after ten years	388	459
Total available-for-sale U.S. Treasury securities	$1,589	$1,798

5. Income Taxes
The Company's effective income tax rate for the nine months ended June 30, 2020 and 2019 was 24.4% and 24.2%, respectively. The provision for income taxes for the nine months ended June 30, 2020 included $7 million of net favorable adjustments related to state income tax matters and a $7 million benefit related to federal income tax matters. These items had a favorable impact on the Company's earnings for the nine months ended June 30, 2020 of approximately $0.03 per share. The provision for income taxes for the nine months ended June 30, 2019 included $18 million of favorable adjustments related to state income tax matters and a $3 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on the Company's earnings for the nine months ended June 30, 2019 of approximately $0.04 per share.
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
The following tables present balance sheet and supplemental operating lease information (dollars in millions):

June 30, 2020
Balance Sheet Information:
Assets:
Other assets:
Operating lease right-of-use assets, net	$316
Liabilities:
Accounts payable and other liabilities:
Operating lease liabilities	$352
Supplemental Information:
Weighted-average remaining lease term (years)	8.1
Weighted-average discount rate	2.54%

Nine Months Ended June 30, 2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities	$50
Lease liabilities arising from obtaining right-of-use assets	$24
The following table summarizes the amount and classification of operating lease expense for the periods indicated (dollars in millions):

Description	Condensed Consolidated Statements of Income Classification	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease costs, net (1)	Occupancy and equipment costs	$21	$58

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
The following table presents the maturities of lease liabilities as of June 30, 2020 (dollars in millions):

Fiscal Year	Operating Leases
2020 Remaining	$2
2021	51
2022	56
2023	49
2024	46
Thereafter (to 2033)	193
Total lease payments	397
Amount representing interest	(45)
Present value of lease liabilities	$352

In accordance with the disclosure requirements for the adoption of ASU 2016-02, the Company is presenting its operating lease commitment table as of September 30, 2019, which was previously disclosed in Note 16 of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2019 (dollars in millions):

Fiscal Year	Minimum Lease Payments	Sublease Income	Net Lease Commitments
2020	$72	$(2)	$70
2021	64	(1)	63
2022	55	—	55
2023	49	—	49
2024	45	—	45
Thereafter (to 2033)	191	—	191
Total	$476	$(3)	$473

7. Long-term Debt and Other Borrowings
Long-term debt consists of the following (dollars in millions):

June 30, 2020	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
Variable-rate Notes due 2021	$600	$(2)	$—	$598
2.950% Notes due 2022	750	(2)	22	770
3.750% Notes due 2024	400	(3)	—	397
3.625% Notes due 2025	500	(2)	50	548
3.300% Notes due 2027	800	(7)	94	887
2.750% Notes due 2029	500	(5)	41	536
Total long-term debt	$3,550	$(21)	$207	$3,736

September 30, 2019	Face Value	Unamortized Discounts and Debt Issuance Costs	Fair Value Adjustment (1)	Net Carrying Value
Senior Notes:
Variable-rate Notes due 2021	$600	$(2)	$—	$598
2.950% Notes due 2022	750	(3)	6	753
3.750% Notes due 2024	400	(3)	—	397
3.625% Notes due 2025	500	(3)	25	522
3.300% Notes due 2027	800	(8)	40	832
2.750% Notes due 2029	500	(5)	(3)	492
Total long-term debt	$3,550	$(24)	$68	$3,594

(1)	Fair value adjustments relate to changes in the fair value of the debt while in a fair value hedging relationship. See "Fair Value Hedging" below.

Senior Notes — As of June 30, 2020 and September 30, 2019, the Company had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). The fixed rate and variable rate Senior Notes pay interest semi-annually and quarterly, respectively, in arrears. Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

Description	Date Issued	Maturity Date	Aggregate Principal	Interest Rate
2021 Notes	October 30, 2018	November 1, 2021	$600	Variable
2022 Notes	March 4, 2015	April 1, 2022	$750	2.950%
2024 Notes	October 30, 2018	April 1, 2024	$400	3.750%
2025 Notes	October 17, 2014	April 1, 2025	$500	3.625%
2027 Notes	April 27, 2017	April 1, 2027	$800	3.300%
2029 Notes	August 13, 2019	October 1, 2029	$500	2.750%

Lines of Credit — TD Ameritrade Clearing, Inc. ("TDAC"), a clearing broker-dealer subsidiary of the Company, utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At June 30, 2020, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of June 30, 2020 and September 30, 2019.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, the Company receives cash from the counterparty and provides U.S. government debt securities as collateral. The Company's repurchase agreements generally mature between seven and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of June 30, 2020 and September 30, 2019. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with repurchase agreements and how the Company mitigates those risks.
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
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, the Company receives semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and makes quarterly variable-rate interest payments based on three-month LIBOR plus (1) 0.9486% for the swap on the 2022 Notes, (2) 1.1022% for the swap on the 2025 Notes, (3) 1.0340% for the swap on the 2027 Notes and (4) 1.2000% for the swap on the 2029 Notes. As of June 30, 2020, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 2.40%.
The interest rate swaps are accounted for as fair value hedges and qualify for the shortcut method of accounting. Changes in the payment of interest resulting from the interest rate swaps are recorded in interest on borrowings on the Condensed Consolidated Statements of Income. Changes in fair value of the interest rate swaps are completely offset by changes in fair value of the related Hedged Senior Notes, resulting in no effect on net income. The following table summarizes gains and losses resulting from changes in the fair value of interest rate swaps designated as fair value hedges and the hedged fixed-rate debt for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) on fair value of interest rate swaps	$14	$53	$139	$139
Gain (loss) on fair value of hedged fixed-rate debt	(14)	(53)	(139)	(139)
Net gain (loss) recorded in interest on borrowings	$—	$—	$—	$—

Balance Sheet Impact of Hedging Instruments — The following table summarizes the classification and the fair value of outstanding derivatives designated as hedging instruments on the Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2020	September 30, 2019
Pay-variable interest rate swaps designated as fair value hedges:
Other assets	$207	$71
Accounts payable and other liabilities	$—	$(3)

The interest rate swaps are subject to counterparty credit risk. Credit risk is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold, by entering into credit support agreements, and/or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission ("CFTC"). The interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps (including accrued interest). As of June 30, 2020 and September 30, 2019, the pay-variable interest rate swap counterparties had pledged $211 million and $86 million of collateral, respectively, to the Company in the form of cash. A liability for collateral pledged to the Company in the form of cash is recorded in accounts payable and other liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2019, the Company had pledged $3 million of collateral to the pay-variable interest rate swap counterparties in the form of cash. An asset for collateral pledged to the swap counterparties in the form of cash is recorded in other receivables on the Condensed Consolidated Balance Sheets.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — On April 21, 2017, the Parent entered into a credit agreement consisting of a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. The obligations under the Parent Revolving Facility are not guaranteed by any subsidiary of the Parent. On August 3, 2020, the Parent entered into an amendment to its Parent Revolving Facility. For information regarding this amendment, see Note 16, Subsequent Event.
The applicable interest rate under the Parent Revolving Facility is calculated as a per annum rate equal to, at the option of the Parent, (1) LIBOR plus an interest rate margin ("Parent Eurodollar loans") or (2) (i) the highest of (x) the prime rate, (y) the federal funds effective rate (or, if the federal funds effective rate is unavailable, the overnight bank funding rate) plus 0.50% or (z) the eurodollar rate assuming a one-month interest period plus 1.00%, plus (ii) an interest rate margin ("ABR loans"). The interest rate margin ranges from 0.875% to 1.50% for Parent Eurodollar loans and from 0% to 0.50% for ABR loans, determined by reference to the Company's public debt ratings. The Parent is obligated to pay a commitment fee ranging from 0.08% to 0.20% on any unused amount of the Parent Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2020 and September 30, 2019. As of June 30, 2020, the interest rate margin would have been 1.125% for Parent Eurodollar loans and 0.125% for ABR loans, and the commitment fee was 0.125%, each determined by reference to the Company's public debt ratings.
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
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — As of June 30, 2020, TDAC had access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. On April 21, 2020, TDAC entered into an amendment to the $850 Million Revolving Facility, which provides for a senior unsecured revolving credit facility in the aggregate principal amount of $850 million that matures on April 20, 2021. The maturity date of the $600 Million Revolving Facility is April 21, 2022. On August 3, 2020, TDAC entered into an amendment to its $600 Million Revolving Facility. For information regarding this amendment, see Note 16, Subsequent Event.
The applicable interest rate under the $600 Million Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (1) LIBOR plus an interest rate margin ("TDAC Eurodollar loans") or (2) the federal funds effective rate plus an interest rate margin ("Federal Funds Rate loans"). The interest rate margin ranges from 0.75% to 1.25% for both TDAC Eurodollar loans and Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.07% to 0.175% on any unused amounts of the $600 Million Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the $600 Million Revolving Facility as of June 30, 2020 and September 30, 2019. As of June 30, 2020, the interest rate margin would have been 1.00% for both TDAC Eurodollar loans and Federal Funds Rate loans, and the commitment fee was 0.10%, each determined by reference to the Company's public debt ratings.

The applicable interest rate under the $850 Million Revolving Facility is calculated as a per annum rate equal to, at the option of TDAC, (1) LIBOR plus an interest rate margin ("Amended Eurodollar loans") or (2) the federal funds effective rate plus an interest rate margin ("Amended Federal Funds Rate loans"). The interest rate margin ranges from 1.00% to 1.50% for both Amended Eurodollar loans and Amended Federal Funds Rate loans, determined by reference to the Company's public debt ratings. TDAC is obligated to pay commitment fees ranging from 0.20% to 0.35% on any unused amounts of the $850 Million Revolving Facility, determined by reference to the Company's public debt ratings. There were no borrowings outstanding under the $850 Million Revolving Facility as of June 30, 2020 and September 30, 2019. As of June 30, 2020, the interest rate margin would have been 1.25% for both Amended Eurodollar loans and Amended Federal Funds Rate loans, and the commitment fee was 0.25%, each determined by reference to the Company's public debt ratings.
The $850 Million Revolving Facility contains negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of TDAC, changes in nature of business, mergers, consolidations, and the sale of all or substantially all of the assets of TDAC. TDAC is also required to maintain a minimum consolidated tangible net worth and is required to maintain compliance with minimum regulatory net capital requirements. The $850 Million Revolving Facility also contains customary affirmative covenants, including, but not limited to, compliance with applicable law, payment of taxes, maintenance of insurance, preservation of corporate existence, keeping of proper books of record and account and maintenance of properties.
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

Net capital and net capital requirements for the Company's broker-dealer subsidiaries are summarized in the following tables (dollars in millions):

TD Ameritrade Clearing, Inc.
Date	Net Capital	Required Net Capital (2% of Aggregate Debit Balances)	Net Capital in Excess of Required Net Capital	Ratio of Net Capital to Aggregate Debit Balances
June 30, 2020	$3,383	$512	$2,871	13.20%
September 30, 2019	$3,188	$493	$2,695	12.93%

TD Ameritrade, Inc.
Date	Net Capital	Required Net Capital (Minimum Dollar Requirement)	Net Capital in Excess of Required Net Capital
June 30, 2020	$355	$0.25	$354
September 30, 2019	$289	$0.25	$289

Adjusted net capital and adjusted net capital requirements for the Company's FCM and FDM subsidiary are summarized in the following table (dollars in millions):

TD Ameritrade Futures & Forex LLC
Date	Adjusted Net Capital	Required Adjusted Net Capital ($20 Million Plus 5% of All Foreign Exchange Liabilities Owed to Forex Clients in Excess of $10 Million)	Adjusted Net Capital in Excess of Required Adjusted Net Capital
June 30, 2020	$175	$23	$152
September 30, 2019	$140	$23	$117

The Company's non-depository trust company subsidiary, TD Ameritrade Trust Company ("TDATC"), is subject to capital requirements established by the State of Maine, which require TDATC to maintain minimum Tier 1 capital. TDATC's Tier 1 capital was $18 million and $43 million as of June 30, 2020 and September 30, 2019, which exceeded the required Tier 1 capital by $3 million and $22 million, respectively.
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

Litigation Relating to the Merger — On May 12, 2020, a putative class action complaint challenging the Merger was filed in the Delaware Court of Chancery. The complaint is captioned Hawkes v. Bettino et al., case number 2020-0306-PAF, and names as Defendants each member of the Company's board of directors who was on the Company's board of directors when the Merger Agreement was approved, TD and Schwab. Among other things, the complaint asserts a claim against such directors alleging that the Merger violates Section 203 of the Delaware General Corporation Law (the "Section 203 Claim") and that the definitive joint proxy statement/prospectus fails to disclose that the Merger does not comply with Section 203, which the complaint claims is a material omission. The complaint also alleges claims for breach of fiduciary duty against members of the Company's board of directors who the Plaintiff alleges are affiliated with TD and against TD as the Company's alleged controlling stockholder, relating to the insured deposit account agreement entered into between Schwab and TD. The complaint further alleges a claim against Schwab for aiding and abetting breaches of fiduciary duty. The complaint sought to enjoin the Company's stockholder vote on and consummation of the Merger and seeks an award of damages.
On May 12, 2020, the Plaintiff also filed (i) a motion seeking to preliminarily enjoin the Company's stockholder vote on the Merger on the grounds that the Merger is subject to the business combination restrictions of Section 203, and (ii) a motion for expedited proceedings, which asked the Court to set a preliminary injunction hearing on this Section 203 Claim in advance of the Company's stockholder vote on the Merger. On May 15, 2020, the Court held a hearing on the Plaintiff's motion for expedited proceedings. The Court granted the Plaintiff's motion for expedited discovery, but declined to hold any injunction hearing on the Plaintiff's Section 203 Claim prior to the Company's June 4, 2020 special meeting. On May 22, 2020, the Company filed a Form 8-K with the Securities and Exchange Commission providing the Company's stockholders with certain Section 203-related disclosures and asking stockholders to approve the Merger by the affirmative vote of at least 66 2/3% of the outstanding shares of the Company's common stock not deemed owned by Schwab under Section 203. On May 26, 2020, Plaintiff and Defendants entered into a stipulation that, among other things, provided that if the Merger received the requisite stockholder support contemplated by Section 203, Plaintiff would dismiss his Section 203 Claim as moot and withdraw his application for a preliminary injunction. At the Company's June 4, 2020 special meeting, the votes cast in favor of the Merger represented in excess of 66 2/3% of the outstanding Common Stock not allegedly deemed owned by Schwab under Section 203. Accordingly, on June 11, 2020, Plaintiff dismissed his Section 203 claim as moot and withdrew his preliminary injunction motion. The Defendants intend to defend vigorously against the remaining claims alleged in the complaint and believe that the claims are without merit.
In addition, as previously disclosed, eight complaints were filed by purported stockholders of the Company in federal court challenging the Merger, including (i) Kent v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-00388, filed in the United States District Court for the District of Delaware; (ii) Stein v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-00410, filed in the United States District Court for the District of Delaware; (iii) Roth v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03425, filed in the United States District Court for the District of New Jersey; (iv) Litwin v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03569, filed in the United States District Court for the District of New Jersey; (v) Bernstein v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-03695, filed in the United States District Court for the District of New Jersey; (vi) Garrison v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-02850, filed in the United States District Court for the Southern District of New York; (vii) Paine-Mantha v. TD Ameritrade Holding Corporation et al., case number 1:20-cv-00637, filed in the United States District Court for the District of Delaware; and (viii) Kong v. TD Ameritrade Holding Corporation et al., case number 2:20-cv-05970, filed in the United States District Court for the District of New Jersey, which complaints are collectively referred to as the federal actions. The complaints named as defendants, the Company and members of its board of directors and, in the case of two of the actions, Schwab. The complaints generally alleged, among other things, that the defendants authorized the filing of a materially incomplete and misleading registration statement. In addition to costs and attorneys' fees, the lawsuits sought to enjoin the vote of the Company's stockholders and the closing of the acquisition; and in the event the transaction were consummated, to set aside the transaction and/or obtain rescissionary or other damages. The Company believes that the claims asserted in the lawsuits were without merit and that that no further disclosure was required to supplement the definitive joint proxy statement/prospectus under applicable law. On May 27, 2020, the Company filed a Form 8-K with the Securities and Exchange Commission voluntarily making supplemental disclosures related to the Merger. In light of the supplemental disclosures, the plaintiffs in the federal actions agreed to dismiss their claims with prejudice. As of July 14, 2020, all of the federal actions have been voluntarily dismissed.
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
The Company estimates that the aggregate range of reasonably possible losses in excess of amounts accrued is from $0 to $90 million as of June 30, 2020. This estimated aggregate range of reasonably possible losses is based upon currently available information for those legal and regulatory matters in which the Company is involved, taking into account the Company's best estimate of reasonably possible losses for those matters as to which an estimate can be made. For certain matters, the Company does not believe an estimate can currently be made, as some matters are in preliminary stages and some matters have no specific amounts claimed. The Company's estimate involves significant judgment, given the varying stages of the proceedings and the inherent uncertainty of predicting outcomes. The estimated range will change from time to time as the underlying matters, stages of proceedings and available information change. Actual losses may vary significantly from the current estimated range.
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
The Company contracts with unaffiliated FCM, FDM and broker-dealer entities to clear and execute futures, options on futures and foreign exchange transactions for its clients. This can result in concentrations of credit risk with one or more of these counterparties. This risk is partially mitigated by the counterparties' obligation to comply with rules and regulations governing FCMs, FDMs and broker-dealers in the United States. These rules generally require maintenance of minimum net capital thresholds and segregation of client funds and securities. In addition, the Company manages this risk by requiring credit approvals for counterparties and by utilizing account funding and sweep arrangement agreements that generally specify that all client cash in excess of futures funding requirements be transferred back to the clients' securities brokerage accounts at the Company on a daily basis.
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

	June 30, 2020	September 30, 2019
Client margin securities	$30.7	$28.6
Stock borrowings	0.9	1.9
Total collateral available	$31.6	$30.5

Collateral loaned	$3.3	$3.2
Collateral repledged	6.5	4.6
Total collateral loaned or repledged	$9.8	$7.8

The Company is subject to cash deposit and collateral requirements with clearinghouses based on its clients' trading activity. The following table summarizes cash deposited with and securities pledged to clearinghouses by the Company (dollars in millions):

Assets	Condensed Consolidated Balance Sheet Classification	June 30, 2020	September 30, 2019
Cash	Receivable from brokers, dealers and clearing organizations	$819	$545
U.S. government debt securities	Securities owned, at fair value	182	168
Total		$1,001	$713

The Company manages its sweep program through off-balance sheet arrangements with TD and unaffiliated third-party depository financial institutions (together, the "Sweep Program Counterparties"). The sweep program is offered to eligible clients whereby the client's uninvested cash is swept into FDIC-insured (up to specified limits) money market deposit accounts at the Sweep Program Counterparties. The Company earns revenue on client cash at the Sweep Program Counterparties based on the return of floating-rate and fixed-rate notional investments. The Company designates amounts and maturity dates for the fixed-rate notional investments within the sweep program portfolios, subject to certain limitations. In the event the Company instructs the Sweep Program Counterparties to withdraw a fixed-rate notional investment prior to its maturity, the Company may be required to reimburse the Sweep Program Counterparties for any losses incurred as a result of the early withdrawal. In order to mitigate the risk of potential loss due to an early withdrawal of fixed-rate notional investments, the Company maintains a certain level of short-

term floating-rate investments within the sweep program portfolios to meet client cash demands. See "Insured Deposit Account Agreement" in Note 15 for a description of the sweep arrangement between the Company and TD.
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
ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the assumptions other market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
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

The following tables present the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019 (dollars in millions):

	June 30, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,078	$—	$—	$2,078
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	9,157	—	9,157
U.S. government agency mortgage-backed securities	—	3,107	—	3,107
Subtotal - Investments segregated and on deposit for regulatory purposes	—	12,264	—	12,264
Securities owned:
U.S. government debt securities	—	411	—	411
Equity securities	10	1	—	11
Other	—	4	—	4
Subtotal - Securities owned	10	416	—	426
Investments available-for-sale:
U.S. government debt securities	—	1,798	—	1,798
Other assets:
Pay-variable interest rate swaps(1)	—	207	—	207
Other	2	1	—	3
Subtotal - Other assets	2	208	—	210
Total assets at fair value	$2,090	$14,686	$—	$16,776

(1)	See "Fair Value Hedging" in Note 7 for details.

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$2,486	$—	$—	$2,486
Investments segregated and on deposit for regulatory purposes:
U.S. government debt securities	—	4,394	—	4,394
U.S. government agency mortgage-backed securities	—	1,318	—	1,318
Subtotal - Investments segregated and on deposit for regulatory purposes	—	5,712	—	5,712
Securities owned:
U.S. government debt securities	—	524	—	524
Other	2	6	—	8
Subtotal - Securities owned	2	530	—	532
Investments available-for-sale:
U.S. government debt securities	—	1,668	—	1,668
Other assets:
Pay-variable interest rate swaps(1)	—	71	—	71
U.S. government debt securities	—	1	—	1
Subtotal - Other assets	—	72	—	72
Total assets at fair value	$2,488	$7,982	$—	$10,470
Liabilities:
Accounts payable and other liabilities:
Pay-variable interest rate swaps(1)	$—	$3	$—	$3

(1)	See "Fair Value Hedging" in Note 7 for details.
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
Long-term debt — As of June 30, 2020, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices (categorized as Level 1 of the fair value hierarchy), of approximately $3.84 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.74 billion. As of September 30, 2019, the Company's Senior Notes had an aggregate estimated fair value, based on quoted market prices, of approximately $3.67 billion, compared to the aggregate carrying value of the Senior Notes on the Condensed Consolidated Balance Sheet of $3.59 billion.

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
The following tables present information about the potential effect of rights of setoff associated with the Company's recognized assets and liabilities as of June 30, 2020 and September 30, 2019 (dollars in millions):

	June 30, 2020
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	$871	$—	$871	$(60)	$(805)	$6
Other assets:
Pay-variable interest rate swaps	207	—	207	(207)	—	—
Total	$1,078	$—	$1,078	$(267)	$(805)	$6
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$3,279	$—	$3,279	$(60)	$(2,795)	$424

	September 30, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Financial Instruments(4)	Collateral Received or Pledged (Including Cash)(5)	Net Amount(6)
Assets:
Investments segregated and on deposit for regulatory purposes:
Reverse repurchase agreements	$500	$—	$500	$—	$(500)	$—
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed(1)	1,864	—	1,864	(38)	(1,795)	31
Other assets:
Pay-variable interest rate swaps	71	—	71	(71)	—	—
Total	$2,435	$—	$2,435	$(109)	$(2,295)	$31
Liabilities:
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned(2)(3)	$3,189	$—	$3,189	$(38)	$(2,821)	$330
Accounts payable and other liabilities:
Pay-variable interest rate swaps	3	—	3	(3)	—	—
Total	$3,192	$—	$3,192	$(41)	$(2,821)	$330

(1)
Included in the gross amounts of deposits paid for securities borrowed is $491 million and $723 million as of June 30, 2020 and September 30, 2019, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of cash to the Company. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with securities borrowing transactions and how the Company mitigates those risks.

(2)
Included in the gross amounts of deposits received for securities loaned is $2.32 billion and $2.48 billion as of June 30, 2020 and September 30, 2019, respectively, transacted through a risk-sharing program with the OCC, which guarantees the return of securities to the Company. See "General Contingencies" in Note 9 for a discussion of the potential risks associated with securities lending transactions and how the Company mitigates those risks.

(3)
Substantially all of the Company's securities lending transactions have a continuous contractual term and, upon notice by either party, may be terminated within two business days. The following table summarizes the Company's gross liability for securities lending transactions by the class of securities loaned (dollars in millions):

	June 30, 2020	September 30, 2019
Deposits received for securities loaned:
Equity securities	$2,720	$2,629
Exchange-traded funds	378	285
Real estate investment trusts	98	181
Closed-end funds	76	86
Other	7	8
Total	$3,279	$3,189

(4)	Amounts represent recognized assets and liabilities that are subject to enforceable master agreements with rights of setoff.

(5)
Represents the fair value of collateral the Company had received or pledged under enforceable master agreements, limited for table presentation purposes to the net amount of the recognized assets due from or liabilities due to each counterparty. At June 30, 2020 and September 30, 2019, the Company had received total collateral with a fair value of $1.07 billion and $2.43 billion, respectively, and pledged total collateral with a fair value of $2.84 billion and $2.86 billion, respectively.

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
12. Accumulated Other Comprehensive Income (Loss)
The following tables present the net change in fair value recorded for each component of other comprehensive income before and after income tax for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain	$3	$(1)	$2	$17	$(4)	$13
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	2	(1)	1	1	(1)	—
Other comprehensive income	$5	$(2)	$3	$18	$(5)	$13

	Nine Months Ended June 30,
	2020			2019
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Investments available-for-sale:
Unrealized gain	$132	$(32)	$100	$42	$(10)	$32
Cash flow hedging instruments:
Reclassification adjustment for portion of realized loss amortized to net income(1)	4	(1)	3	3	(1)	2
Other comprehensive income	$136	$(33)	$103	$45	$(11)	$34

(1) The before tax reclassification amounts and the related tax effects are included in interest on borrowings and provision for income taxes, respectively, on the Condensed Consolidated Statements of Income.
The following table presents after-tax changes in each component of accumulated other comprehensive income (loss) for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Investments available-for-sale:
Beginning balance	$156	$12	$58	$(7)
Other comprehensive income before reclassifications	2	13	100	32
Ending balance	$158	$25	$158	$25
Cash flow hedging instruments:
Beginning balance	$(15)	$(18)	$(17)	$(20)
Amounts reclassified from accumulated other comprehensive loss	1	—	3	2
Ending balance	$(14)	$(18)	$(14)	$(18)
Total accumulated other comprehensive income (loss):
Beginning balance	$141	$(6)	$41	$(27)
Current period change	3	13	103	34
Ending balance	$144	$7	$144	$7

13. Earnings Per Share
The difference between the numerator and denominator used in the computation of basic and diluted earnings per share consists of common stock equivalent shares related to stock-based compensation for all periods presented. There were no material antidilutive awards for the three and nine months ended June 30, 2020 and 2019.

14. Revenue Recognition
The following tables set forth the disaggregation of the Company's revenue by major source for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2020	2019
Revenues:
Asset-based revenues:
Bank deposit account fees	$391	$421
Net interest revenue	303	383
Investment product fees	128	151
Total asset-based revenues	822	955
Transaction-based revenues:
Order routing revenue	340	117
Commissions (1)	261	320
Other	51	40
Total transaction-based revenues	652	477
Other revenues	112	59
Net revenues	$1,586	$1,491

	Nine Months Ended June 30,
	2020	2019
Revenues:
Asset-based revenues:
Bank deposit account fees	$1,289	$1,280
Net interest revenue	994	1,120
Investment product fees	418	431
Total asset-based revenues	2,701	2,831
Transaction-based revenues:
Order routing revenue	695	365
Commissions(1)	599	1,010
Other	144	125
Total transaction-based revenues	1,438	1,500
Other revenues	219	126
Net revenues	$4,358	$4,457

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
The following tables present the significant components of investment product fees for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2020	2019
Investment product fees:
Mutual fund service fees	$71	$73
Investment program fees	56	70
Other	1	8
Total investment product fees	$128	$151

	Nine Months Ended June 30,
	2020	2019
Investment product fees:
Mutual funds service fees	$230	$208
Investment program fees	184	199
Other	4	24
Total investment product fees	$418	$431
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
Contract Balances
The following table presents the opening and closing balances of the Company's receivables from contracts with clients that are within the scope of ASC 606 on the Condensed Consolidated Balance Sheets (dollars in millions):

	Contract Balances
	Receivable from Clients	Receivable from Affiliates	Other Receivables	Total Receivables from Contracts with Clients
Opening balance, September 30, 2019	$25	$7	$125	$157
Closing balance, June 30, 2020	8	9	216	233
Increase (decrease)	$(17)	$2	$91	$76

The difference between the opening and closing balances of the Company's total receivables from contracts with clients primarily results from the timing difference between the Company's performance and the receipt of payments. No other significant contract assets or liabilities exist as of June 30, 2020 and September 30, 2019.
Unsatisfied Performance Obligations
The Company does not have any unsatisfied performance obligations subject to a practical expedient election under ASC 606.

15. Related Party Transactions
Transactions with TD and its Affiliates
As a result of the Company's acquisition of TD Waterhouse Group, Inc. during fiscal year 2006, TD became an affiliate of the Company. TD owned approximately 43% of the Company's common stock as of June 30, 2020. Pursuant to the stockholders agreement between TD and the Company, TD has the right to designate five of the twelve members of the Company's board of directors. The Company transacts business and has extensive relationships with TD and certain of its affiliates. Transactions with TD and its affiliates are discussed and summarized below.
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
The fee earned on the IDA agreement is calculated based on two primary components: (1) the yield on fixed-rate notional investments, based on prevailing fixed rates for identical balances and maturities in the interest rate swap market (generally LIBOR-based) at the time such investments were added to the IDA portfolio (including any adjustments required to adjust the variable rate leg of such swaps to a one-month reset frequency and the overall swap payment frequency to monthly) and (2) the yield on floating-rate investments. As of June 30, 2020, the IDA portfolio was comprised of approximately 78% fixed-rate notional investments and 22% floating-rate investments.
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
In addition, the Company has various other services agreements and transactions with TD and its affiliates. The following tables summarize revenues and expenses resulting from transactions with TD and its affiliates for the periods indicated (dollars in millions):

		Revenues from TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended June 30,		Nine Months Ended June 30,
Description		2020	2019	2020	2019
Insured Deposit Account Agreement	Bank deposit account fees	$365	$392	$1,208	$1,193
Order Routing Agreement	Other revenues	13	6	29	17
Other	Various	3	2	9	19
Total revenues		$381	$400	$1,246	$1,229

		Expenses to TD and its Affiliates
	Condensed Consolidated Statement of Income Classification	Three Months Ended June 30,		Nine Months Ended June 30,
Description		2020	2019	2020	2019
Order Routing Agreement	Other expense	$11	$4	$23	$13
Other	Various	2	3	6	6
Total expenses		$13	$7	$29	$19

The following table summarizes the classification and amount of receivables from and payables to TD and its affiliates on the Condensed Consolidated Balance Sheets resulting from related party transactions (dollars in millions):

	June 30, 2020	September 30, 2019
Assets:
Receivable from brokers, dealers and clearing organizations	$342	$—
Receivable from affiliates	105	112

Liabilities:
Payable to brokers, dealers and clearing organizations	$33	$44
Payable to affiliates	5	5
Accounts payable and other liabilities	2	2

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
TD, along with other financial institutions, participates as a lender under the Parent Revolving Facility and the TDAC Revolving Facilities. For additional information regarding the Company's revolving facilities, see Note 7, Long-term Debt and Other Borrowings. As of June 30, 2020 and September 30, 2019, the total lending commitment received from TD under these credit facilities was $229 million and $221 million, respectively.
16. Subsequent Event
On August 3, 2020, the Parent entered into an amendment to its $300 million senior unsecured committed revolving credit facility (the "Parent Revolving Facility Amendment") and TDAC entered into an amendment to its $600 million senior unsecured committed revolving credit facility (together with the Parent Revolving Facility Amendment, the "Amended Credit Agreements").
The Amended Credit Agreements were entered into in connection with Schwab's pending acquisition of the Company pursuant to the Merger Agreement. Among other things, the amendments modify the definition of "change of control," so that the consummation of the Merger does not constitute a "change of control" under each such Amended Credit Agreement.

Additionally, the Parent Revolving Facility Amendment contemplates additional modifications that are conditioned on, among other things, the consummation of the Merger and the provision of a parent guarantee from Schwab. If such conditions are satisfied, certain financial covenant and reporting obligations will be modified as set forth in the Parent Revolving Facility Amendment.
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
This discussion contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar words or expressions. In particular, forward-looking statements contained in this discussion include our expectations regarding: the impact of the pandemic on our financial condition, results of operations and cash flows; the closing date of the merger between the Company and The Charles Schwab Corporation ("Schwab"); the effect of changes in interest rates on our net interest spread; the effect of client trading activity on our results of operations; the amount of our net revenues; the amounts of our total operating expenses, including the annualized impact of hiring new employees in our service centers; our effective income tax rate; our capital and liquidity needs and our plans to finance such needs; and our plans to return capital to stockholders through cash dividends.
In March 2020, the World Health Organization declared the spread of coronavirus disease 2019 ("COVID-19") a worldwide pandemic. The pandemic has negatively impacted the global economy and caused significant volatility in the financial markets. We continue to actively monitor the pandemic and have taken and intend to continue taking steps to identify and mitigate the adverse impacts on, and risks to, the Company's business, financial condition, liquidity, operations, employees, clients and business partners. In response to the pandemic and for the protection of our employees, clients and business partners, we implemented remote work arrangements for nearly all of our employees, have restricted business travel and have temporarily closed our retail branches. To date, with our ability to meet a vast majority of our clients' needs through our technology-based platforms and services, these arrangements have not materially affected our ability to maintain our business operations. The impact of the pandemic on financial markets resulted in heightened client engagement during the second and third quarters of fiscal year 2020. Additionally, in response to the pandemic, during March 2020 the Federal Open Market Committee decreased the target range for the federal funds rate by 150 basis points (to between 0 to 0.25%). Based on information available as of the date of this report, we do not expect the pandemic to have a material adverse impact on our financial condition, results of operations or cash flows in the near term; although, given the daily evolution of the pandemic, the global responses to curb its spread and the related economic impacts, we are currently unable to estimate the long-term effects of the pandemic on our financial condition, results of operations or cash flows.
On November 24, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Schwab and Americano Acquisition Corp., a wholly-owned subsidiary of Schwab. On May 14, 2020, the Company entered into Amendment No. 1 to the Merger Agreement. The Merger Agreement and Amendment No. 1 to the Merger Agreement were included as Exhibit 2.1 and Exhibit 2.2, respectively, to the Company's current reports on Form 8-K filed with the Securities and Exchange Commission ("SEC") on November 27, 2019 and May 15, 2020, respectively. Upon the terms and subject to the conditions of the Merger Agreement, Americano Acquisition Corp. will merge with and into the Company (the "Merger"), with the Company surviving as a wholly-owned subsidiary of Schwab. Pursuant to and subject to the terms of the Merger Agreement, our stockholders will receive 1.0837 shares of Schwab's voting common stock for each share of the Company's common stock (the "Merger Consideration"); however, if the Merger Consideration issuable in respect of shares of the Company's common stock owned by The Toronto-Dominion Bank ("TD") and its affiliates as of immediately prior to the effective time of the Merger, together with any other shares of Schwab common stock then owned by TD and its affiliates, would equal a number of shares of Schwab common stock exceeding 9.9% (or such lower percentage of shares of Schwab common stock as the Federal Reserve Board permits TD to acquire in the Merger consistent with a determination that TD does not control Schwab for purposes of the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended) of the issued and outstanding shares of Schwab common stock as of immediately following the effective time of the Merger, then TD will receive one share of nonvoting common stock of Schwab in lieu of each such excess share of Schwab common stock. On June 4, 2020, the Company and Schwab each held a special meeting of stockholders, where the stockholders of both companies approved the proposals related to the Merger. In addition, on June 4, 2020, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the Merger. Completion of the Merger remains subject to the satisfaction of customary closing conditions set forth in the Merger Agreement, including receipt of other regulatory approvals. The parties expect the transaction to close during the second half of calendar year 2020. For the three and nine months ended June 30, 2020, we incurred $10 million and $43 million, respectively, of costs related to the proposed Merger, which are included in professional services on the Condensed Consolidated Statements of Income.
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

The following table sets forth net income in dollars and as a percentage of net revenues for the periods indicated, and provides reconciliations to EBITDA (dollars in millions):

	Three months ended June 30,				Nine months ended June 30,
	2020		2019		2020		2019
	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues	$	% of Net Revenues
Net income (GAAP)	$569	35.9%	$555	37.2%	$1,393	32.0%	$1,658	37.2%
Add:
Depreciation and amortization	43	2.7%	38	2.5%	127	2.9%	109	2.4%
Amortization of acquired intangible assets	29	1.8%	31	2.1%	90	2.1%	93	2.1%
Interest on borrowings	25	1.6%	37	2.5%	88	2.0%	107	2.4%
Provision for income taxes	184	11.6%	188	12.6%	450	10.3%	530	11.9%
EBITDA (non-GAAP)	$850	53.6%	$849	56.9%	$2,148	49.3%	$2,497	56.0%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Our net income increased 3% for the third quarter of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to an increase in net revenues, a decrease in interest on borrowings and a decrease in the effective income tax rate. The impact of these items was partially offset by an increase in operating expenses and the effect of a $60 million gain on a business-related divestiture during the third quarter of the prior fiscal year. Detailed analysis of net revenues and expenses is presented later in this discussion.
Our EBITDA increased slightly for the third quarter of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to an increase in net revenues, mostly offset by an increase in operating expenses excluding depreciation and amortization and the effect of a $60 million gain on a business-related divestiture during the third quarter of the prior fiscal year.
Our diluted earnings per share increased 5% to $1.05 for the third quarter of fiscal year 2020 compared to $1.00 for the third quarter of the prior fiscal year due to higher net income and a 2% decrease in the weighted average diluted shares outstanding as a result of our stock repurchase programs.
Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019
Our net income decreased 16% for the first nine months of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to an increase in operating expenses, a decrease in net revenues and the effects of a $60 million gain on a business-related divestiture and a $14 million favorable legal settlement during the first nine months of the prior fiscal year. The impact of these items was partially offset by lower income taxes and a decrease in interest on borrowings.
Our EBITDA decreased 14% for the first nine months of fiscal year 2020 compared to the same period in the prior fiscal year, primarily due to an increase in operating expenses excluding depreciation and amortization, a decrease in net revenues and the effect of a $60 million gain on a business-related divestiture and a $14 million favorable legal settlement during the first nine months of the prior fiscal year.
Our diluted earnings per share decreased 13% to $2.57 for the first nine months of fiscal year 2020 compared to $2.96 for the first nine months of the prior fiscal year due to lower net income, partially offset by a 3% decrease in the weighted average diluted shares outstanding as a result of our stock repurchase programs.
Operating Metrics
Our largest sources of revenues are asset-based revenues and transaction-based revenues. For the first nine months of fiscal year 2020, asset-based revenues and transaction-based revenues accounted for 62% and 33% of our net revenues, respectively. Asset-based revenues consist of (1) bank deposit account fees, (2) net interest revenue and (3) investment product fees. The primary factors driving our asset-based revenues are average balances and average rates. Average balances consist primarily of average client bank deposit account balances, average client margin balances, average segregated cash balances, average client credit balances, average fee-based investment balances and average securities borrowing and lending balances. Average rates consist of the average interest rates and fees earned and paid on such balances. The primary factors driving our transaction-based revenues are total trades and average commissions per trade. We also consider client account and client asset metrics, although we believe they are generally of less significance to our results of operations for any particular period than our metrics for asset-based and transaction-based revenues.

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

	Three months ended June 30,		Increase/ (Decrease)	Nine months ended June 30,		Increase/ (Decrease)
	2020	2019		2020	2019
Average bank deposit account balances	$152,448	$110,333	$42,115	$131,492	$113,135	$18,357
Average interest-earning assets	45,427	32,605	12,822	39,354	31,217	8,137
Average spread-based balances	$197,875	$142,938	$54,937	$170,846	$144,352	$26,494

Bank deposit account fee revenue	$391	$421	$(30)	$1,289	$1,280	$9
Net interest revenue	303	383	(80)	994	1,120	(126)
Spread-based revenue	$694	$804	$(110)	$2,283	$2,400	$(117)

Avg. annualized yield—bank deposit account fees	1.01%	1.51%	(0.50)%	1.29%	1.49%	(0.20)%
Avg. annualized yield— interest-earning assets	2.65%	4.65%	(2.00)%	3.32%	4.73%	(1.41)%
Net interest margin (NIM)	1.39%	2.23%	(0.84)%	1.76%	2.19%	(0.43)%
The following tables set forth key metrics that we use in analyzing net interest revenue, which is a component of net interest margin (dollars in millions):

	Interest Revenue (Expense)		Increase/ (Decrease)	Interest Revenue (Expense)		Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2020	2019		2020	2019
Segregated cash	$12	$34	$(22)	$80	$82	$(2)
Client margin balances	179	271	(92)	623	816	(193)
Securities lending/borrowing, net	100	54	46	243	158	85
Other cash and interest-earning investments	13	26	(13)	56	71	(15)
Client credit balances	(1)	(2)	1	(8)	(7)	(1)
Net interest revenue	$303	$383	$(80)	$994	$1,120	$(126)

	Average Balance		% Change	Average Balance		% Change
	Three months ended June 30,			Nine months ended June 30,
	2020	2019		2020	2019
Segregated cash	$19,209	$5,728	235%	$12,337	$4,800	157%
Client margin balances	18,335	20,639	(11)%	19,711	20,749	(5)%
Securities borrowing	931	1,249	(25)%	1,129	924	22%
Other cash and interest-earning investments	6,952	4,989	39%	6,177	4,744	30%
Interest-earning assets	$45,427	$32,605	39%	$39,354	$31,217	26%

Client credit balances	$30,979	$18,979	63%	$25,195	$19,167	31%
Securities lending	2,291	3,015	(24)%	2,487	2,669	(7)%
Interest-bearing liabilities	$33,270	$21,994	51%	$27,682	$21,836	27%

	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)	Avg. Annualized Yield (Cost)		Net Yield Increase/ (Decrease)
	Three months ended June 30,			Nine months ended June 30,
	2020	2019		2020	2019
Segregated cash	0.25%	2.37%	(2.12)%	0.85%	2.25%	(1.40)%
Client margin balances	3.88%	5.19%	(1.31)%	4.15%	5.19%	(1.04)%
Other cash and interest-earning investments	0.75%	2.03%	(1.28)%	1.19%	1.97%	(0.78)%
Client credit balances	(0.01)%	(0.05)%	0.04%	(0.04)%	(0.05)%	0.01%
Net interest revenue	2.65%	4.65%	(2.00)%	3.32%	4.73%	(1.41)%
The following table sets forth key metrics that we use in analyzing investment product fee revenues (dollars in millions):

	Three months ended June 30,		Increase / (Decrease)	Nine months ended June 30,		Increase / (Decrease)
	2020	2019		2020	2019
Average fee-based investment balances	$164,800	$290,607	$(125,807)	$173,711	$275,945	$(102,234)
Average annualized yield—investment product fees	0.31%	0.21%	0.10%	0.32%	0.21%	0.11%
Investment product fee revenue	$128	$151	$(23)	$418	$431	$(13)
Transaction-Based Revenue Metrics
The following table sets forth several key metrics regarding client trading activity, which we utilize in measuring and evaluating performance and the results of our operations:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2020	2019		2020	2019
Total trades (in millions)	213.95	51.95	312%	409.04	161.96	153%
Average client trades per day	3,395,970	824,600	312%	2,175,729	870,744	150%
Trading days	63.0	63.0	0%	188.0	186.0	1%
Average commissions per trade	$1.46	$6.92	(79)%	$1.82	$7.01	(74)%
Order routing revenue (in millions)	$340	$117	191%	$695	$365	90%
Client Account and Client Asset Metrics
The following table sets forth certain metrics regarding client accounts and client assets, which we use to analyze growth and trends in our client base:

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2020	2019		2020	2019
Funded accounts (beginning of period)	12,671,000	11,763,000	8%	11,971,000	11,514,000	4%
Funded accounts (end of period)	13,292,000	11,876,000	12%	13,292,000	11,876,000	12%
Percentage change during period	5%	1%		11%	3%

Client assets (beginning of period, in billions)	$1,231.8	$1,297.1	(5)%	$1,327.7	$1,297.5	2%
Client assets (end of period, in billions)	$1,461.0	$1,306.6	12%	$1,461.0	$1,306.6	12%
Percentage change during period	19%	1%		10%	1%

Net new assets (in billions)	$32.8	$19.5	68%	$106.9	$71.0	51%
Net new assets annualized growth rate	11%	6%		11%	7%

Condensed Consolidated Statements of Income Data
The following table summarizes certain data from our Condensed Consolidated Statements of Income for analysis purposes (dollars in millions):

	Three months ended June 30,		% Change	Nine months ended June 30,		% Change
	2020	2019		2020	2019
Revenues:
Asset-based revenues:
Bank deposit account fees	$391	$421	(7)%	$1,289	$1,280	1%
Net interest revenue	303	383	(21)%	994	1,120	(11)%
Investment product fees	128	151	(15)%	418	431	(3)%
Total asset-based revenues	822	955	(14)%	2,701	2,831	(5)%
Transaction-based revenues:
Transaction fees and commissions	652	477	37%	1,438	1,500	(4)%
Other revenues	112	59	90%	219	126	74%
Net revenues	1,586	1,491	6%	4,358	4,457	(2)%
Operating expenses:
Employee compensation and benefits	366	325	13%	1,073	982	9%
Clearing and execution costs	88	59	49%	212	161	32%
Communications	38	39	(3)%	114	119	(4)%
Occupancy and equipment costs	64	67	(4)%	195	199	(2)%
Depreciation and amortization	43	38	13%	127	109	17%
Amortization of acquired intangible assets	29	31	(6)%	90	93	(3)%
Professional services	86	71	21%	253	218	16%
Advertising	59	80	(26)%	227	213	7%
Other	35	61	(43)%	137	142	(4)%
Total operating expenses	808	771	5%	2,428	2,236	9%
Operating income	778	720	8%	1,930	2,221	(13)%
Other expense (income):
Interest on borrowings	25	37	(32)%	88	107	(18)%
Gain on business-related divestiture	—	(60)	(100)%	—	(60)	(100)%
Other income, net	—	—	N/A	(1)	(14)	(93)%
Total other expense (income), net	25	(23)	N/A	87	33	164%
Pre-tax income	753	743	1%	1,843	2,188	(16)%
Provision for income taxes	184	188	(2)%	450	530	(15)%
Net income	$569	$555	3%	$1,393	$1,658	(16)%
Other information:
Effective income tax rate	24.4%	25.3%		24.4%	24.2%
Average debt outstanding	$4,316	$3,584	20%	$3,906	$3,471	13%
Effective interest rate incurred on borrowings	2.26%	4.08%		2.95%	4.07%

Three-Month Periods Ended June 30, 2020 and 2019
Net Revenues
Fiscal year 2020 net revenues are currently on-pace to be above the high end of the $4.9 billion and $5.3 billion range.
Asset-based revenues, which consists of bank deposit account fees, net interest revenue and investment product fees, decreased 14% to $822 million, primarily due to a decrease of 84 basis points in net interest margin to 1.39% and a net decrease of 43% in average fee-based investment balances, partially offset by a 38% increase in average spread-based balances and a $46 million increase in net interest revenue from our securities borrowing/lending program. The decrease in net interest margin was primarily due to the Federal Open Market Committee decreasing the target range for the federal funds rate by 50 basis points (to between 1.75% to 2.00%) during the fourth quarter of fiscal year 2019 and by 175 basis points during the first half of fiscal year 2020 (to between 0% to 0.25%). The growth in average spread-based balances is primarily due to our success in attracting net new client assets.
Bank deposit account fees decreased 7% to $391 million, primarily due to the impact of recent decreases in the federal funds rate on the floating-rate investment balances within the bank deposit account portfolio, as described above, and investments being reinvested at lower rates upon maturity. These decreases were partially offset by lower interest rates paid to clients resulting from recent decreases in the federal funds rate.
Net interest revenue decreased 21% to $303 million, primarily due to a decrease of 200 basis points in the average yield earned on interest-earning assets as a result of recent decreases in the federal funds rate and due to an 11% decrease in average client margin balances. These decreases were partially offset by increases in average segregated cash and other cash and interest-earning investment balances and a $46 million increase in net interest revenue from our securities borrowing/lending program.
Investment product fees decreased 15% to $128 million, primarily due to a net decrease of 43% in average fee-based investment balances, partially offset by an increase in average yields earned on certain investment products. Average fee-based investment balances decreased overall as a result of (1) the exclusion of equity and ETF assets from our Institutional Asset Based Pricing program and the discontinuation of our ETF Market Center program subsequent to the reduction of our online exchange-listed stock and ETF commissions to $0 per trade, as described below, and (2) the sale of retirement plan custody and trust assets of TD Ameritrade Trust Company, an indirect wholly-owned subsidiary of the Company ("TDATC"), during the third quarter of the prior fiscal year. The average yield earned on fee-based investment balances increased by 10 basis points, as average fee-based investment balance decreases were primarily in investment products which earn lower yields.
Transaction fees and commissions increased 37% to $652 million, primarily due to an increase in client trading activity, partially offset by lower average commissions per trade. Average client trades per day increased 312% to 3,395,970 for the third quarter of fiscal year 2020 compared to 824,600 for the third quarter of the prior fiscal year. Order routing revenue increased 191% to $340 million due to higher trading volumes. Average commissions per trade decreased to $1.46 from $6.92, primarily due to the reduction of our online exchange-listed stock, ETFs (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades) effective October 3, 2019 and the impact of a higher percentage of zero commission equity trades during the third quarter of fiscal year 2020 as compared to the third quarter of the prior fiscal year.
Other revenues increased 90% to $112 million, primarily due to favorable fair market value adjustments to U.S. government debt securities held by our broker-dealer subsidiaries, other fee revenue associated with additional accounts and transaction processing volumes, and increased fees from processing corporate securities reorganizations.
Operating Expenses
Due to elevated levels of growth and client engagement, we anticipate total operating expenses to be slightly above the upper end of the $3.0 billion to $3.1 billion range for fiscal year 2020. In response to elevated levels of growth and client engagement, we are actively recruiting for more than 1,000 new full-time client service positions. The expense impact of these additional employees is expected to be $35 million to $45 million annually.
Employee compensation and benefits increased 13% to $366 million, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, and increased wages related to client services. These increases were partially offset by a decrease in the average headcount. The average number of full-time equivalent employees decreased to 8,939 for the third quarter of fiscal year 2020 compared to 9,523 for the third quarter of the prior fiscal year.
Clearing and execution costs increased 49% to $88 million, primarily due to higher client trading volumes.
Depreciation and amortization increased 13% to $43 million, primarily due to recent software and technology infrastructure upgrades.

Professional services increased 21% to $86 million, primarily due to $10 million of costs related to the proposed Merger and increased costs for contract services, technology services and regulatory mailings, partially offset by decreased usage of consulting services.
Advertising expense decreased 26% to $59 million, primarily due to less spending for media advertising and agency fees. We generally adjust our level of advertising spending in relation to stock market activity and other market conditions in an effort to maximize the number of new accounts while minimizing the advertising cost per new account.
Other operating expenses decreased 43% to $35 million, primarily due to a $20 million net legal settlement during the third quarter of the prior fiscal year and lower costs related to a reduction in travel and off-site meetings due to the COVID-19 pandemic during the third quarter of fiscal year 2020.
Other Expense (Income) and Income Taxes
Interest on borrowings decreased 32% to $25 million, primarily due to a decrease of 182 basis points in the average effective interest rate on our debt, partially offset by a 20% increase in average debt outstanding. The increase in average debt outstanding was primarily due to our use of repurchase agreements during the third quarter of fiscal year 2020. For more information regarding our debt, see "Long-term Debt and Other Borrowings" later in this section.
Gain on business-related divestiture consists of a gain from the sale of TDATC's retirement plan custody and trust assets during the third quarter of the prior fiscal year.
Our effective income tax rate was 24.4% for the third quarter of fiscal year 2020, compared to 25.3% for the third quarter of the prior fiscal year. The effective income tax rate for the third quarter of fiscal year 2020 included a $7 million benefit related to federal income tax matters. This item had a favorable impact on the Company's earnings for the third quarter of fiscal year 2020 of approximately $0.01 per share. There were no significant non-recurring items during the third quarter of the prior fiscal year. We estimate our effective income tax rate to be approximately 26% for the remainder of fiscal year 2020, excluding the effect of any adjustments related to remeasurement or resolution of uncertain tax positions. However, we expect to experience some volatility in our quarterly and annual effective income tax rate because current accounting rules for uncertain tax positions require that any change in measurement of a tax position taken in a prior tax year be recognized as a discrete event in the period in which the change occurs. We also anticipate the potential for increased volatility in our future quarterly effective income tax rate from the accounting for income taxes related to equity-based compensation, which requires the income tax effects of exercised or vested stock-based awards to be treated as discrete items in the period in which they occur.
Nine-Month Periods Ended June 30, 2020 and 2019
Net Revenues
Asset-based revenues decreased 5% to $2.70 billion, primarily due to a decrease of 43 basis points in net interest margin to 1.76% and a net decrease of 37% in average fee-based investment balances, partially offset by an 18% increase in average spread-based balances and an $85 million increase in net interest revenue from our securities borrowing/lending program. The decrease in net interest margin was primarily due to the Federal Open Market Committee decreasing the target range for the federal funds rate by 50 basis points (to between 1.75% to 2.00%) during the fourth quarter of fiscal year 2019 and by 175 basis points during the first half of fiscal year 2020 (to between 0% to 0.25%). The growth in average spread-based balances is primarily due to our success in attracting net new client assets.
Bank deposit account fees increased 1% to $1.29 billion, primarily due to a 16% increase in average client bank deposit account balances and lower interest rates paid to clients resulting from recent decreases in the federal funds rate, as described above. These increases were partially offset by the impact of recent decreases in the federal funds rate on the floating-rate investment balances within the bank deposit account portfolio and investments being reinvested at lower rates upon maturity.
Net interest revenue decreased 11% to $994 million, primarily due to a decrease of 141 basis points in the average yield earned on interest-earning assets as a result of recent decreases in the federal funds rate and a 5% decrease in average client margin balances. These decreases were partially offset by increases in average segregated cash and other cash and interest-earning investment balances and an $85 million increase in net interest revenue from our securities borrowing/lending program.
Investment product fees decreased 3% to $418 million, primarily due to a net decrease of 37% in average fee-based investment balances, partially offset by an increase in average yields earned on certain investment products. Average fee-based investment balances decreased overall as a result of (1) the exclusion of equity and ETF assets from our Institutional Asset Based Pricing program and the discontinuation of our ETF Market Center program subsequent to the reduction of our online exchange-listed stock and ETF commissions to $0 per trade, as described below, and (2) the sale of retirement plan custody and trust assets of TDATC during the third quarter of the prior fiscal year. The average yield earned on fee-based investment balances increased by 11 basis points, as average fee-based balance decreases were primarily in investment products which earn lower yields.

Transaction fees and commissions decreased 4% to $1.44 billion, primarily due to lower average commissions per trade, partially offset by an increase in client trading activity and the effect of two more trading days during the first nine months of fiscal year 2020 compared to the first nine months of the prior fiscal year. Average commissions per trade decreased to $1.82 from $7.01, primarily due to the reduction of our online exchange-listed stock, ETFs (domestic and Canadian) and option trade commissions from $6.95 to $0 per trade (plus $0.65 per contract and no exercise or assignment fees on option trades) effective October 3, 2019 and the impact of a higher percentage of zero commission equity trades during the first nine months of fiscal year 2020 as compared to the first nine months of the prior fiscal year. Average client trades per day increased 150% to 2,175,729 for the first nine months of fiscal year 2020 compared to 870,744 for the first nine months of the prior fiscal year. Order routing revenue increased 90% to $695 million due to higher trading volumes.
Other revenues increased 74% to $219 million, primarily due to favorable fair market value adjustments to U.S. government debt securities held by our broker-dealer subsidiaries, other fee revenue associated with additional accounts and transaction processing volumes, and increased fees from processing corporate securities reorganizations and proxy services.
Operating Expenses
Employee compensation and benefits increased 9% to $1.07 billion, primarily due to higher incentive-based compensation related to Company and individual performance, including our continued success in attracting net new client assets, increased wages related to client services, $12 million related to organizational changes and a $9 million special stipend award to address the residual impacts of working from home during the pandemic. These increases were partially offset by a decrease in the average headcount. The average number of full-time equivalent employees decreased to 9,056 for the first nine months of fiscal year 2020 compared to 9,439 for the first nine months of the prior fiscal year.
Clearing and execution costs increased 32% to $212 million, primarily due to higher client trading volumes.
Depreciation and amortization increased 17% to $127 million, primarily due to recent software and technology infrastructure upgrades.
Professional services increased 16% to $253 million, primarily due to $43 million of costs related to the proposed Merger and increased costs for technology services, partially offset by decreased usage of consulting services and lower costs associated with legal matters.
Other operating expenses decreased 4% to $137 million, primarily due to a $20 million net legal settlement during the third quarter of the prior fiscal year and lower costs related to a reduction in travel and off-site meetings due to the COVID-19 pandemic during the third quarter of fiscal year 2020, mostly offset by increases due to operational and credit losses as a result of market volatility and increased costs associated with higher client trading volumes.
Other Expense (Income) and Income Taxes
Interest on borrowings decreased 18% to $88 million, primarily due to a decrease of 112 basis points in the average effective interest rate on our debt, partially offset by a 13% increase in average debt outstanding. The increase in average debt outstanding was primarily due to our use of repurchase agreements during the second and third quarters of fiscal year 2020. In addition, we issued $600 million of variable-rate Senior Notes due November 1, 2021 and $400 million of 3.75% Senior Notes due April 1, 2024 during the first quarter of the prior fiscal year.
Gain on business-related divestiture consists of a gain from the sale of TDATC's retirement plan custody and trust assets during the third quarter of the prior fiscal year.
Other non-operating income for the first nine months of the prior fiscal year consists of a $14 million favorable legal settlement.
Our effective income tax rate was 24.4% for the first nine months of fiscal year 2020, compared to 24.2% for the first nine months of the prior fiscal year. The effective income tax rate for the first nine months of fiscal year 2020 included $7 million of net favorable adjustments related to state income tax matters and a $7 million benefit related to federal income tax matters. These items had a favorable impact on the Company's earnings for the first nine months of fiscal year 2020 of approximately $0.03 per share. The effective income tax rate for the first nine months of the prior fiscal year included $18 million of favorable adjustments related to state income tax matters and a $3 million income tax benefit resulting from the vesting of equity-based compensation. These items had a favorable impact on our earnings for the first nine months of the prior fiscal year of approximately $0.04 per share.
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
We have historically financed our liquidity and capital needs primarily through the use of funds generated from subsidiary operations and from short-term borrowings. We have also issued common stock and long-term debt to finance mergers and acquisitions and for other corporate purposes. Our liquidity needs during the first nine months of fiscal year 2020 were financed primarily from our subsidiaries' earnings, cash on hand and borrowings. We plan to finance both our ordinary capital and liquidity needs during the remainder of fiscal year 2020 primarily from our subsidiaries' earnings, cash on hand and borrowings, as we do not expect the COVID-19 pandemic to have an adverse impact to our results of operations and cash flows in the near term.
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
The following tables summarize our broker-dealer and FCM/FDM subsidiaries' net capital and adjusted net capital, respectively, as of June 30, 2020 (dollars in millions):

	Net Capital	Early Warning Threshold	Net Capital in Excess of Early Warning Threshold
TD Ameritrade Clearing, Inc.	$3,383	$1,281	$2,102
TD Ameritrade, Inc.	$355	$0.3	$354

	Adjusted Net Capital	Early Warning Threshold	Adjusted Net Capital in Excess of Early Warning Threshold
TD Ameritrade Futures & Forex LLC	$175	$25	$150
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

	June 30, 2020	September 30, 2019
TD Ameritrade Clearing, Inc.	$991	$703
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
Cash balances in client brokerage accounts are summarized in the following table (dollars in billions):

	June 30, 2020	September 30, 2019
TD Ameritrade Clearing, Inc.	$35.6	$26.8
Cash and investments segregated in special reserve bank accounts for the exclusive benefit of clients under SEC Rule 15c3-3 are summarized in the following table (dollars in billions):

	June 30, 2020	September 30, 2019
TD Ameritrade Clearing, Inc.	$18.0	$8.4
For general liquidity needs, TDAC currently maintains two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion. TDAC also utilizes secured uncommitted lines of credit for short-term liquidity needs. These facilities are described under "Long-term Debt and Other Borrowings" later in this section.
In addition, we have established intercompany credit agreements under which our primary broker-dealer and FCM/FDM subsidiaries may borrow from the Parent. The Parent's intercompany credit agreements with TDAC provide for a committed revolving loan facility of $1.50 billion and an uncommitted revolving loan facility of $300 million. The intercompany credit agreements are described under "Long-Term Debt and Other Borrowings – Intercompany Credit Agreements" later in this section.
Liquid Assets
Liquid assets is a non-GAAP financial measure that we consider to be an important measure of our liquidity. We include the excess capital of our regulated subsidiaries in the calculation of liquid assets, rather than simply including the regulated subsidiaries' cash and cash equivalents, because capital requirements may limit the amount of cash available for dividend from the regulated subsidiaries to the parent company. Excess capital, as defined below, is generally available for dividend from the regulated subsidiaries to the Parent. Liquid assets should be considered as a supplemental measure of liquidity, rather than as a substitute for GAAP cash and cash equivalents.
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
The following table sets forth a reconciliation of cash and cash equivalents, which is the most directly comparable GAAP measure, to liquid assets (dollars in millions):

	June 30,	Sept. 30,
	2020	2019	Change
Cash and cash equivalents (GAAP)	$2,577	$2,852	$(275)
Less: Non-corporate cash and cash equivalents	(1,857)	(2,478)	621
Corporate cash and cash equivalents	720	374	346
Corporate investments	1,798	1,668	130
Excess regulatory net capital over management targets	1,053	859	194
Liquid assets (non-GAAP)	$3,571	$2,901	$670
The changes in liquid assets are summarized as follows (dollars in millions):

Liquid assets as of September 30, 2019	$2,901
Plus: EBITDA(1)	2,148
Net change in cash collateral received from interest rate swap counterparties	128
Less: Payment of cash dividends	(503)
Other changes in working capital and regulatory net capital	(487)
Purchase of property and equipment	(187)
Income taxes paid	(164)
Purchase of treasury stock	(143)
Interest paid	(101)
Purchase of treasury stock for income tax withholding on stock-based compensation	(21)
Liquid assets as of June 30, 2020	$3,571

(1)	See "Financial Performance Metrics" earlier in this section for a description of EBITDA.
Long-term Debt and Other Borrowings
The following is a summary of our long-term debt and other borrowings. For additional details, see Note 7 – Long-term Debt and Other Borrowings under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
Senior Notes — As of June 30, 2020, we had $3.55 billion aggregate principal amount of unsecured Senior Notes (together, the "Senior Notes"). Key information about the Senior Notes outstanding is summarized in the following table (dollars in millions):

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
The interest rate swaps effectively change the fixed-rate interest on the Hedged Senior Notes to variable-rate interest. Under the terms of the interest rate swap agreements, we receive semi-annual fixed-rate interest payments based on the same rates applicable to the Hedged Senior Notes, and make quarterly variable-rate interest payments based on three-month LIBOR plus (1) 0.9486% for the swap on the 2022 Notes, (2) 1.1022% for the swap on the 2025 Notes, (3) 1.0340% for the swap on the 2027 Notes and (4) 1.2000% for the swap on the 2029 Notes. As of June 30, 2020, the weighted average effective interest rate on the aggregate principal balance of the Senior Notes was 2.40%.
Lines of Credit — TDAC utilizes secured uncommitted lines of credit for short-term liquidity. Under these secured uncommitted lines, TDAC borrows on either a demand or short-term basis from two unaffiliated banks and pledges client margin securities as collateral. Advances under the secured uncommitted lines are dependent on TDAC having acceptable collateral as determined by each secured uncommitted credit agreement. At June 30, 2020, the terms of the secured uncommitted credit agreements do not specify borrowing limits. The availability of TDAC's secured uncommitted lines is subject to approval by the individual banks each time an advance is requested and may be denied. There were no borrowings outstanding under the secured uncommitted lines of credit as of June 30, 2020.
Securities Sold Under Agreements to Repurchase (repurchase agreements) — Under repurchase agreements, we receive cash from the counterparty and provide U.S. government debt securities as collateral. Our repurchase agreements generally mature between seven and 90 days following the transaction date and are accounted for as secured borrowings. There were no borrowings outstanding under repurchase agreements as of June 30, 2020.
TD Ameritrade Holding Corporation Senior Revolving Credit Facility — The Parent has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million (the "Parent Revolving Facility"). The maturity date of the Parent Revolving Facility is April 21, 2022. There were no borrowings outstanding under the Parent Revolving Facility as of June 30, 2020. On August 3, 2020, the Parent entered into an amendment to its Parent Revolving Facility. For information regarding this amendment, see Note 16, Subsequent Event under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
TD Ameritrade Clearing, Inc. Senior Revolving Credit Facilities — TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of a $600 million (the "$600 Million Revolving Facility") and an $850 million (the "$850 Million Revolving Facility") senior revolving facility. On April 21, 2020, TDAC entered into an amendment to the $850 Million Revolving Facility, which provides for a senior unsecured revolving credit facility in the aggregate principal amount of $850 million that matures on April 20, 2021. The maturity date of the $600 Million Revolving Facility is April 21, 2022. There were no borrowings outstanding under the TDAC senior revolving facilities as of June 30, 2020. On August 3, 2020, TDAC entered into an amendment to its $600 Million Revolving Facility. For information regarding this amendment, see Note 16, Subsequent Event under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements.
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
There were no borrowings outstanding under the intercompany credit agreements as of June 30, 2020.
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
On September 11, 2019, our board of directors authorized the repurchase of up to an additional 30 million shares of our common stock. During the first quarter of fiscal year 2020, we repurchased approximately 2.2 million shares at a weighted average purchase price of $40.26 per share. As of June 30, 2020, we had approximately 27.8 million shares remaining on the stock repurchase authorization. In accordance with the Merger Agreement, we have suspended repurchases under our current stock repurchase authorization.
Cash Dividends
We declared a $0.31 per share cash dividend on our common stock during each quarter of fiscal year 2020. We paid $503 million in cash dividends during the first nine months of fiscal year 2020. We will pay the fourth quarter dividend on August 21, 2020 to all holders of record of our common stock as of August 7, 2020.
Contractual Obligations
There have been no material changes in our contractual obligations outside the ordinary course of business since September 30, 2019.
Off-Balance Sheet Arrangements
We enter into guarantees and other off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to manage our asset-based revenues. For information on these arrangements, see the following sections under Item 1, Financial Statements – Notes to Condensed Consolidated Financial Statements: "General Contingencies" and "Guarantees" in Note 9 – Commitments and Contingencies and "Insured Deposit Account Agreement" in Note 15 – Related Party Transactions. Bank deposit account fees, generated from the IDA agreement and other sweep arrangements with non-affiliated third-party depository financial institutions, account for a significant percentage of our net revenues (30% of our net revenues for the first nine months of fiscal year 2020). These sweep arrangements enable our clients to invest in FDIC-insured (up to specified limits) deposit products without the need for the Company to establish the significant levels of capital that would be required to maintain our own bank charter.
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
We are party to interest rate swaps related to our long-term debt, which are subject to counterparty credit risk. Credit risk on derivative financial instruments is managed by limiting activity to approved counterparties that meet a minimum credit rating threshold and by entering into credit support agreements, and/or by utilizing approved central clearing counterparties registered with the Commodity Futures Trading Commission. Our interest rate swaps require daily collateral coverage, in the form of cash or U.S. Treasury securities, for the aggregate fair value of the interest rate swaps.
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
Our most prevalent form of interest rate risk is referred to as "gap" risk. Gap risk occurs when the interest rates we earn on assets change at a different frequency or amount than the interest rates we pay on liabilities. For example, in a low interest rate environment, sharp increases in short-term interest rates could result in net interest spread compression if the yields paid on interest-bearing client balances were to increase faster than our earnings on interest-earning assets. We seek to mitigate interest rate risk by aligning the average duration of interest-earning assets with that of interest-bearing liabilities. As of June 30, 2020, our consolidated duration was 1.8 years. We have an Asset/Liability Committee serve as the governance body with the responsibility of managing interest rate risk, including gap risk.
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
The simulations assume that the asset and liability structure of our Condensed Consolidated Balance Sheet and client bank deposit account balances would not be changed as a result of a simulated change in interest rates. The results of the simulations based on our financial position as of June 30, 2020 indicate that a gradual 1% (100 basis points) increase in interest rates over a 12-month period would result in a range of approximately $270 million to $430 million higher pre-tax income and a gradual 1% (100 basis points) decrease in interest rates over a 12-month period would result in a range of approximately $95 million to $110 million lower pre-tax income, depending largely on the extent and timing of possible increases in payment rates on client cash balances and interest rates charged on client margin balances. The results of the simulations reflect the fact that short-term interest rates are at historically low levels, including the federal funds target rate, which is currently at a range of zero to 0.25%.
Other Market Risks
Substantially all of our revenues and financial instruments are denominated in U.S. dollars. We generally do not enter into derivative transactions, except for hedging purposes.
Item 4. – Controls and Procedures
Disclosure Controls and Procedures
Management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2020. Management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
Substantially all of our revenues are derived from our securities brokerage business, which generates asset-based revenues and transaction-based revenues. Like other securities brokerage businesses, we are directly affected by economic, social and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Events in global financial markets have from time to time resulted, and may continue to result, in substantial market volatility and changes in client trading volume, and any sustained downturn in general economic conditions or U.S. or foreign financial markets, including equity and debt markets, or continued market volatility or uncertainty could result in reduced client trading volume and order routing revenues. Severe market fluctuations, such as those experienced with regard to COVID-19, oil and other commodity prices, concerns over sovereign debt risk, political elections, trade policies and tariffs affecting other countries, and those that may arise from global and political tensions or weak economic conditions, may have a direct or indirect negative impact on our trading, net revenues, profitability and growth prospects and otherwise materially adversely affect our business, results of operations, financial condition and cash flows.
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
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. The COVID-19 pandemic has caused significant economic dislocation in the United States and throughout the world as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This resulted in an unprecedented slowdown in economic activity and a related increase in unemployment. Since the outbreak of COVID-19, a record number of claims for unemployment have been filed and stock markets have experienced significant volatility. In response to the COVID-19 pandemic, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year U.S. Treasury notes have declined to historic lows; this has had, and may continue to have, a negative impact on our net interest revenue. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers. Although certain of the unprecedented restrictions on business activities (including preventive and precautionary measures) that we, other businesses, our communities and governments have taken and are taking to mitigate the spread of the virus and to manage its impact have eased, many restrictions remain in effect. These restrictions have negatively impacted businesses, market participants, our counterparties and customers, and the global economy, and they could continue to do so for a prolonged period.
The spread of COVID-19 caused us to modify our business practices, including with respect to employee travel, employee work locations and participation in meetings, events and conferences. For example, nearly all of our employees continue to work from home, we accelerated the implementation of a virtual desktop solution that historically was used in a more limited fashion, and we have shifted resources between our sites and the sites of outsourced vendors with whom we have relationships, among other changes. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, clients and business partners.
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
Moreover, our future success depends on the skills of our directors, officers and employees, many of whom have held positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 or other reasons could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
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
We extend margin credit and leverage to clients, which are collateralized by client cash and securities. We also borrow and lend securities in connection with our broker-dealer business. A significant portion of our net revenues is derived from interest on margin loans. By permitting clients to purchase securities on margin and exercise leverage with options and futures positions, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets in which the value of the collateral held by us could fall below the amount of a client's indebtedness. These risks are exacerbated in times of significant volatility, uncertainty and economic disruption, such as we experienced with the onset of the COVID-19 pandemic. In addition, in accordance with regulatory guidelines, we collateralize borrowings of securities by depositing cash or securities with lenders. Sharp changes in market values of substantial amounts of securities and the failure by parties to the borrowing transactions to honor their commitments could have adverse effects on our revenues and profitability. We also engage in financial transactions with counterparties, including securities sold under agreements to repurchase, that expose us to credit losses in the event counterparties cannot meet their obligations. We have policies and procedures designed to manage credit risk, but our policies and procedures may not be fully effective.
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

Changes in the stock market generally or as it concerns our industry, as well as geopolitical, economic, and business factors unrelated to us, such as public health crises, may also affect our stock price. For example, the financial and other markets have recently experienced extreme volatility due in large part to the COVID-19 pandemic and its widespread economic impacts. Such volatility has contributed to a significant variance in the market price of our common stock. Financial market volatility, and its effect on the market price of our common stock, will largely depend on future developments, which we cannot accurately predict or control.
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
Upon completion of the Merger, each share of the Company's common stock outstanding immediately prior to the Merger (except for shares of the Company's common stock held by the Company as treasury stock or by Schwab (other than any fiduciary shares) which will be cancelled without payment) will automatically be converted into the right to receive 1.0837 shares of Schwab common stock. Because the exchange ratio is fixed, the value of the Merger Consideration will depend on the market price of Schwab common stock at the time the Merger is completed. The value of the Merger Consideration has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in Schwab's and the Company's respective businesses, operations and prospects, developments related to the COVID-19 pandemic, the related disruption to local, regional and global economic activity and financial markets and the impact that any of the foregoing may have on Schwab or the Company and their respective clients and other constituencies, market assessments of the likelihood that the Merger will be completed, the timing of the Merger and regulatory considerations. Many of these factors are beyond Schwab's and the Company's control.
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
Completion of the Merger is subject to many conditions, and if these conditions are not satisfied or waived, the Merger will not be completed.
The obligations of Schwab and the Company to complete the Merger are subject to satisfaction or waiver of a number of conditions,

including, among others: (i) receipt of a determination from the Federal Reserve Board in form and substance reasonably satisfactory to Schwab or, as determined by Schwab in its sole discretion, other acceptable confirmation, that the consummation of the Merger will not result in Schwab either (x) being deemed to be "controlled" by TD or (y) being deemed to be in "control" of specified subsidiaries of TD, in each case as such terms are interpreted by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, or the Home Owners' Loan Act of 1933, as amended (the "noncontrol determinations"), (ii) absence of any applicable law, order or injunction that prohibits completion of the Merger, (iii) approval for the listing on the New York Stock Exchange of the shares of Schwab common stock to be issued in the Merger, subject only to official notice of issuance, (iv) accuracy of the representations and warranties made in the Merger Agreement by the other party, subject to certain materiality thresholds, (v) performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the Merger, and (vi) the absence of a "material adverse effect" (as defined in the Merger Agreement) on the other party. In certain cases, Schwab's obligation to complete the Merger is further subject to the relevant governmental approvals having been received without the imposition of, and there being no applicable law imposing, a "burdensome condition" (as defined in the Merger Agreement). There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
In order to complete the Merger, Schwab and the Company must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions to the parties, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
Completion of the Merger is conditioned upon the required governmental authorizations, including the noncontrol determinations from the Federal Reserve Board. Concurrently with the execution and delivery of the Merger Agreement, Schwab, the Company and TD entered into a separate letter agreement, pursuant to which TD has agreed to modify (i) its voting rights and governance arrangements as contemplated by the Merger Agreement and/or the stockholder agreement entered into between Schwab and TD concurrently with the entry into the Merger Agreement, to be effective as of the closing of the Merger, and/or (ii) the terms of the Insured Deposit Account agreement entered into between Schwab and TD concurrently with the entry into the Merger Agreement, to be effective as of the closing of the Merger, in each case to the extent necessary to obtain the foregoing determinations by the Federal Reserve Board; provided, that TD will not be required to take any action which would result in a loss of its ability to account for its ownership of Schwab common shares (including nonvoting common shares) to be issued to it in the Merger on an equity accounting basis. Although Schwab and the Company have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the Merger, these governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the combined company. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting the combined company. In addition, there can be no assurance that these terms, obligations or restrictions will not result in the delay or abandonment of the Merger.
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
The Merger Agreement contains provisions that make it more difficult for the Company to sell its business to a party other than Schwab. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the Company's board of directors may not withdraw or modify in a manner adverse to Schwab the recommendation of the Company's board of directors in favor of the adoption of the Merger Agreement, and Schwab generally has a right to match any competing acquisition proposals that may be made. Notwithstanding the foregoing, at any time prior to the adoption of the Merger Agreement by the Company's stockholders, the Company's board of directors was permitted to withdraw or modify in a manner adverse to Schwab the recommendation of the Company's board of directors in favor of the adoption of the Merger Agreement in certain circumstances if it determined in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties to the Company's stockholders under applicable law.

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
If the Merger is not completed for any reason the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

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
One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe. As previously disclosed, nine complaints have been filed in federal and state courts. As of July 14, 2020, all of the federal actions have been voluntarily dismissed. The Company believes that the complaints are without merit but is unable to predict the outcome of the ultimate resolution of the lawsuits, or the potential loss, if any, that may result. There can be no assurances that additional complaints or demands will not be filed or made with respect to the Merger.
Schwab and the Company will incur significant transaction and merger-related costs in connection with the Merger.
Schwab and the Company expect to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction costs related to the

Merger. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of advisors and representatives, certain employment-related costs relating to employees of the Company, filing fees due in connection with filings required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and filing fees and printing and mailing costs for the joint proxy statement/prospectus related to the transaction. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is consummated. Schwab also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. Additional unanticipated costs may be incurred in the Merger and the integration of the two companies' businesses. Although Schwab expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
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
Item 2. – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2020 - April 30, 2020	4,413	$37.45	—	27,813,423
May 1, 2020 - May 31, 2020	1,084	$34.95	—	27,813,423
June 1, 2020 - June 30, 2020	—	$—	—	27,813,423
Total – Three months ended June 30, 2020	5,497	$36.96	—	27,813,423
On September 11, 2019, our board of directors authorized the repurchase of up to 30 million shares of our common stock. We disclosed this authorization in our Form 8-K filed on October 21, 2019. This program was the only stock repurchase program in effect and no programs expired during the third quarter of fiscal year 2020.
During the quarter ended June 30, 2020, 5,497 shares were repurchased primarily from employees for income tax withholding in connection with distributions of stock-based compensation.

Item 6. – Exhibits

2.1^
Agreement and Plan of Merger, dated as of November 24, 2019, by and among The Charles Schwab Corporation, Americano Acquisition Corp. and TD Ameritrade Holding Corporation (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on November 27, 2019)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 14, 2020, by and among The Charles Schwab Corporation, TD Ameritrade Holding Corporation and Americano Acquisition Corp. (incorporated by reference to Exhibit 2.2 of the Company's Form 8-K filed on May 15, 2020)

3.1
Amended and Restated Certificate of Incorporation of TD Ameritrade Holding Corporation, dated January 24, 2006 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on January 27, 2006)

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

10.1
First Amendment, dated as of April 21, 2020, to Credit Agreement, dated May 16, 2019, among TD Ameritrade Clearing, Inc., the lenders parties and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 24, 2020)

10.2
First Amendment, dated as of August 3, 2020, to Credit Agreement, dated April 21, 2017, among TD Ameritrade Holding Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on August 3, 2020)

10.3
Second Amendment, dated as of August 3, 2020, to Credit Agreement, dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on August 3, 2020)

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
Dated: August 6, 2020

TD Ameritrade Holding Corporation
(Registrant)

By:	/s/ STEPHEN J. BOYLE
Stephen J. Boyle
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JON C. PETERSON
Jon C. Peterson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)